Form 10KSB
period 1997-12-31
UNITED MORTGAGE TRUST
filed 1998-03-27
CIK 101390

Washington, D.C. 20549

                        FORM 10-KSB

[X]	Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (fee required) for the Fiscal Year Ended December 31, 1997.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the Transition Period from
____________ to _____________.

         Commission File Number 333-10109

                  UNITED MORTGAGE TRUST
      (Name of small business issuer in its charter)

        MARYLAND                      75-6496585
(State or other jurisdiction of   (I.R.S. Employer
incorporation or organization)   Identification Number)

1701 N. Greenville, Suite 403, Richardson, Texas 75081
(Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code:
                (972) 705-9805

Securities registered pursuant to Section 12(b) of the Act:
    Title of Each Class    Exchange on which Registered
None

Securities registered pursuant to Section 12(g) of the Act:
None

     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

    YES     X              NO

     Check if no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     The Registrant's revenues for the year ended December 31, 1997 were $199,600.

As of March 27, 1998, 327,694 shares of the Registrant's Common
Stock were outstanding. However, there is currently no trading market for the Shares.

              DOCUMENTS INCORPORATED BY REFERENCE
                             None

Transitional Small Business Disclosure Format Yes [ ] No [X]


TABLE OF CONTENTS

                                          Page
PART I

Item 1. Description of Business............

Item 2. Description of Property............

Item 3. Legal Proceedings..................

Item 4. Submission of Matters to a Vote
        of Security Holders................

PART II

Item 5. Market for Common Equity and
        Related Stockholder Matters........

Item 6. Management's Discussion and
        Analysis or Plan of Operations......

Item 7.	Financial Statements...............

Item 8. Changes in and Disagreements
        with Accountants on Accounting
        and Financial Disclosure...........

PART III

Item 9. Directors, Executive Officers,
        Promoters and Control Persons;
        Compliance With Section 16(a) of
        the Exchange Act....................

Item 10. Executive Compensation............

Item 11. Security Ownership of Certain
         Beneficial Owners and Management...

Item 12. Certain Relationships and
         Related Transactions...............

Item 13. Exhibits and Reports on
         Form 8-K...........................


PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

GENERAL

    United Mortgage Trust (the "Company") is a Maryland real estate investment trust formed on July 12, 1996 which operates as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). The Company had the initial closing of the sale of shares of its initial public offering on August 8, 1997. The principal executive offices of the Company are located at 1701 N. Greenville, Suite 403, Richardson, Texas 75081, telephone number (972) 705-9805.

     Statements in this report regarding the Company's business which are not historical facts are "forward-looking statements" as contemplated in the Private Securities Litigation Reform Act of 1995. Such statements should be read in light of the risks and uncertainties attendant to the business of the Company, including, without limitation, increased risks of default on loans made to borrowers who do not satisfy the underwriting requirements for traditional mortgage financing, various conflicts of interest arising out of the Company's relationship with its officers, the Advisor and their Affiliates, including the payment of fees, the purchase of mortgages from an Affiliate and other related party transactions, limited diversity in the Company's portfolio of Mortgage Investments, risk of decrease in net interest income due to interest rate fluctuations, prepayment risks of Mortgage Investments, risk of loss due to default on Mortgage Investments and risk of failure to maintain REIT status and being subject to tax as a regular corporation. For a description of these and other risks associated with the business of the Company, see "Risk Factors" commencing on page
__.

     Reference is made to the Glossary commencing on page __ of this report for definitions of capitalized terms used in the following description of the Company's business and elsewhere in this report.

     The Company invests exclusively in first lien, fixed rate mortgages secured by single family residential property throughout the United States. Such loans will be originated by others to the Company's specifications or to specifications approved by the Company. Most, if not all, of such loans are not insured or guaranteed by a federally owned or guaranteed mortgage agency and will be made to borrowers who do not satisfy the income ratios, credit record criteria, loan-to-value ratios, employment history and liquidity requirements of traditional mortgage financing.

     The Company produces net interest income on its mortgage portfolio while maintaining strict cost controls in order to generate net income for monthly distribution to its shareholders. The Company operates in a manner that will permit it to qualify as a REIT for federal income tax purposes. As a result of REIT status, the Company would be permitted to deduct dividend distributions it pays to its shareholders, thereby effectively eliminating the "double taxation" that generally results when a corporation earns income and distributes that income to stockholders in the form of dividends.

     The Company is self-administered with the Company's President acting as Administrator. The Administrator manages the day-to-day operations of the Company, subject to the supervision of the Company's Board of Trustees. The Advisor to the Company is Mortgage Trust Advisors, Inc. (the "Advisor".) The Advisor has been retained to use its best efforts to seek out and present to the Company, whether through its own efforts or those of third parties retained by it, suitable and a sufficient number of investment opportunities which are consistent with the investment policies and objectives of the Company and consistent with such investment programs as the Trustees may adopt from time to time in conformity with the Company's Declaration of Trust.

     The Company intends to acquire its Mortgage Investments from several sources, including South Central Mortgage, Inc. ("SCMI"), an Affiliate of the Advisor. The amount of Mortgage Investments to be acquired from SCMI cannot be determined at this time and will depend upon the Mortgage Investments that are available from SCMI or other sources at the time the Company has funds to invest. At this time, SCMI is the only Affiliate that is expected to sell any Mortgage Investment to the Company. SCMI is a Texas corporation that is in the business of purchasing, selling and servicing mortgages. All Mortgage Investments purchased from SCMI or other Affiliates of the Advisor have been and will be at prices no higher than those that would be paid to unaffiliated third parties for mortgages with comparable terms, rates, credit risks and seasoning.

     The Company utilizes the services of SCMI and nonaffiliated third parties to service the Mortgages acquired by the Company. The servicing of the Mortgages includes the collection of monthly payments from the borrower, the distribution of all principal and interest to the Company, the payment of all real estate taxes and insurance to be paid out of escrow, regular distribution of information regarding the application of all funds received and enforcement of collection for all delinquent accounts, including foreclosure of such account when and as necessary.

PROCEEDS FROM PUBLIC OFFERING OF SHARES

     On March 5, 1997, the Company commenced a public offering of a maximum of 2,500,000 Shares of Beneficial Interest, par value $.01 per share (the "Shares"). The public offering is continuing with the Shares being distributed on a "best efforts" basis by First Financial United Investments Ltd., L.L.P. (the "Selling Group Manager") and other broker-dealer firms that are members of the National Association of Securities Dealers, Inc. ("NASD") and selected by the Selling Group Manager.

     Pursuant to the prospectus for that public offering, the subscription payments by investors were held in an escrow account at Texas Commerce Bank National Association (the "Escrow Agent" and now known as Chase Bank) until the sale of at least 125,000 Shares to a minimum of 100 investors independent of the Company and of each other. On August 8, 1997, those requirements were satisfied and the Company closed the initial sale of 126,863 Shares. After the first closing in August, 1997, additional closings have occurred on the first day of each subsequent month and will continue on a monthly (or more frequent) basis in the future until the termination of the offering of the Shares. The subscription proceeds that are received from investors are held in escrow until the next closing and interest earned on those subscription proceeds pending that closing will be distributed to each subscriber, pro rata, calculated based upon the number of days each such subscriber's funds are held in escrow, subject to any applicable withholding provisions of the Code.

     During the year ended December 31, 1997, the any applicable withholding provisions of the Code. Company sold a total of 192,508 Shares in its public offering for Gross Offering Proceeds of $3,850,160. Of those Gross Offering Proceeds, the Company paid $405,162 in commissions and other offering expenses and received Net Offering Proceeds of $3,444,998.

     The Company uses its best efforts to invest or commit for investment the full amount of Net Offering Proceeds within 60 days of their receipt. Any Net Offering Proceeds not immediately invested in Mortgage Investments will be temporarily invested by the Company in Interim Mortgage Loans and in certain other short term investments appropriate for a trust account or investments which yield "qualified temporary investment income" within the meaning of Section 856c(6)(D) of the Code or other investments which invest directly or indirectly in any of the foregoing (such as repurchase agreements collateralized by any of the foregoing types of securities) and/or such investments necessary for the Company to maintain its REIT qualification or in short term highly liquid investments such as in investments with banks having assets of at least $50,000,000, savings accounts, bank money market accounts, certificates of deposit, bankers' acceptances or commercial paper rated A-1 or better by Moody's Investors Service, Inc., or securities issued, insured or guaranteed by the United States government or government agencies, or in money market funds having assets in excess of $50,000,000 which invest directly or indirectly in any of the foregoing.

INVESTMENT OBJECTIVES AND POLICIES
Investment Policy

     The primary investment policy of the Company is to purchase first lien mortgage notes secured by single family homes. A significant portion of the home buying public is unable to qualify for government insured or guaranteed or conventional mortgage financing. Strict income ratios, credit record criteria, loan-to-value ratios, employment history and liquidity requirements serve to eliminate traditional financing alternatives for many working class home buyers. A large market of what are referred to as "B", "C", "D", and "DD" grade mortgage notes has been generated through utilization of non-conforming underwriting criteria for those borrowers who do not satisfy the underwriting requirements for government insured or guaranteed or conventional mortgage financing. Although there is no industry standard for the grading of those non-conforming loans, the grade is primarily based on the credit worthiness of the borrower. The Company acquires what it considers to be "B", "C" and "D" grade mortgage loans. Typically non-conforming notes bear interest at above market rates consistent with the perceived increased risk of default. In practice, non-conforming notes experience their highest percentage of default in the initial 12 months of the loan. The Company attempts to reduce the rate and expense of early payment defaults through the adherence to investment policies that require the seller of a note to the Company with a payment history of less than 12 months to replace or repurchase any non-performing note and reimburse the Company for any interest, escrows, foreclosure, eviction, and property maintenance costs.
Underwriting Criteria

The underwriting criteria for purchase of Mortgages by the Company are as follows:

     1. Priority of Lien. All notes purchased must be secured by a first lien that is insured by a title insurance company. The Company will not purchase second liens or other subordinate or junior liens. Purchase of "wrap notes" will be permitted subject to loan to value ratios specified below. A "wrap note" is a secured lien note that "wraps" around an existing first lien and on which the holder has the right to service the first lien indebtedness.

     2. Rate.  The Advisor will seek to acquire Mortgage
Investments that will provide a satisfactory net yield to the Company. Net yield is determined by the yield realized after payment of the note servicing fee (1/2 of 1% of note balance, annually) and administrative costs (estimated to be 1/2 of 1% of the Company's average invested capital). See "Other Restrictions in Declaration of Trust - Limitation on Total Operating Expenses".
The servicing and administrative cost burden is estimated to approximate 1% of the interest income. All rates are fixed rates because the Company does not acquire adjustable rate loans. Some notes are bought at a discount to increase their yield above the contractual rate. No notes are purchased at a premium above the outstanding principal balance. This investment policy allows for acquisition of notes at various rates.

     3. Term and Amortization. There is no minimum term for the notes acquired. Maximum term may not exceed 360 months. Amortization will vary from 0 (interest only on loans 12 months and less) to 360 months. Interim Mortgage Loans may not exceed 12 months in term. Balloon notes are allowed, amortization need not match term. No amortization may exceed 360 months.

     4. Loan-to-Value Ratio. Except as set forth below, any loan purchased may not exceed a 85% loan-to-value ratio ("LTV"). Exceptions will be made for: (i) loans with LTV's in excess of 85% which may be purchased if discounted sufficiently to bring the cost to value ratio to 85% or less (the LTV's will be established by appraisal on unseasoned loans, and by broker price opinion (BPO) or appraisals not more than 12 months old on seasoned notes) and (ii) Interim Mortgage Loans (loans to real estate investors for purchase of homes for resale) may be purchased if they will not exceed a 50% LTV and will have a maturity of one year or less.

     5. Seasoning. Loans must have a minimum of 12 months payment history or will be required to have seller recourse through the twelfth payment. Those Seller recourse agreements will require the seller of a note to the Company to replace or repurchase any non-performing note and reimburse the Company for any interest, escrows, foreclosure, eviction, and property maintenance costs. A note will be considered non performing if any portion of the principal, interest or escrow payment is 30 days past due.

     6. Borrower, Loan and Property Information. A completed Uniform Residential Loan Application (FNMC form 1003, FDMC form
65), or other form acceptable to the Company must accompany each loan acquired. The Form must include property address, year built, square footage, type of construction, purchase price of the property, date of purchase, down payment and original loan amount, rate, term and amortization, borrower and co-borrower name, address, home and work telephone numbers, prior residence, prior mortgagee or landlord, current employer and, if employed less than one year at current employer, previous employer, monthly income and expense information, listing of assets and liabilities and a listing of three references, with phone numbers and addresses, including next of kin. In addition, each loan file should include a Verification of Employment (completed) and a Verification of Rent (completed), if applicable.

     7. Appraisals and BPO's. Each unseasoned loan must have an appraisal demonstrating a loan to value ratio of not more than 85%.
 The appraisals may be limited in scope (not requiring interior inspection) but must be performed by appraisers approved by the Company's Advisor. Each seasoned note must be accompanied by a Broker Price Opinion (not more than 12 months old), demonstrating a loan to value ratio not in excess of 85%, and photographs of the property securing the loan.

     8. Credit. Payment histories reflecting no late payments (30 days +) for twelve consecutive months will be deemed a sufficient demonstration of creditworthiness of the borrower for seasoned notes. For unseasoned notes, the borrower must have the following:

     a. Current credit report with acceptable explanations for any adverse ratings, no active bankruptcies, no prior foreclosures.

     b. Employment, verified, with current employer, or no lapse in employment for the last 12 months.

     c. Income ratio, verified, indicating income at least 2.5 times the monthly payment inclusive of escrows.

     d. Prior mortgage payment or rental history demonstrating 12 consecutive months pay history with no late pays (30 days past due).

     9. Escrow Requirement. All loans must have adequately funded tax and insurance escrow accounts and a continuing obligation to fund 1/12th of the annual insurance and tax amounts each month.

     10. Estoppel Letters. Each loan purchased must be accompanied with both a maker's and a payee's estoppel letter attesting to loan balances, payment amount, rate, term, security, escrow balance, current status of account, and next payment date. Estoppel letters must be no more than 30 days old at time of loan acquisition.

     11. Hazard Insurance. Each loan purchased must have, in effect, a prepaid hazard insurance policy with a mortgagee's endorsement for the benefit of the Company in an amount not less than the outstanding principal balance on the loan. The Company reserves the right to review the credit rating of the insurance issuer and, if deemed unsatisfactory, request replacement of the policy by an acceptable issuer.

     12. Geographical Boundaries. The Company may purchase loans in any of the 48 contiguous United States. However, in states which provide redemption rights after foreclosure, the maximum loan to value ratio will be 80%, or alternatively the loan must provide mortgage insurance.

     13. Mortgagees' Title Insurance. Each loan purchase must have a valid mortgagees' title insurance policy insuring a first lien position in an amount not less than the outstanding principal balance of the loan.

     14. Guarantees, Recourse Agreements, and Mortgage Insurance. Loans with loan-to-value ratios in excess of 85% and/or less than 12 months seasoning will not be purchased without one or more of the following: government guarantees, seller recourse agreement, mortgage insurance or similar guarantees or insurances approved by the Board of Trustees, including a majority of the Independent Trustees.

     15. Pricing. Mortgages will be purchased at no minimum percentage of the principal balance, but in no event in excess of the outstanding principal balance. Prices paid for notes will vary with seasoning, interest rate, credit, loan-to-value ratios, pay histories, guarantees or recourse agreements, and average yield of the Company's loan portfolio among other factors. The Company's objectives will be accomplished through purchase of high rate loans, prepayment of notes purchased at a discount, reinvestment of principal payments, interim home purchase loans and other short term investment of cash reserves and, if utilized, leverage of capital to purchase additional loans.

Restriction on Investments

     The Declaration of Trust prohibits investments in (i) any foreign currency, bullion, commodities or commodities future contracts (this limitation is not intended to apply to interest rate futures, when used solely for hedging purposes); (ii) short sales; and (iii) any security in any entity holding investments or engaging in activities prohibited by the Company's Declaration of Trust.

     In addition to other investment restrictions imposed by the Trustees from time to time consistent with the Company's objective to qualify as a REIT, the Company will observe the following restrictions on its investments set forth in its Declaration of
Trust:

     (a) The Company may not invest in real estate contracts of sale unless such contracts of sale are recordable in the chain of title and unless such investment is made in conjunction with the acquisition or sale of real property or when held as security for Mortgages made or acquired by the Company.

     (b)Not more than 10% of the Company's total assets will be invested in unimproved real property or mortgage loans on unimproved real property. For purposes of this paragraph, "unimproved real properties" does not include properties under construction, under the contract for development or plan for development within one year.

     (c) The Company may not invest in equity securities unless a majority of Trustees, including a majority of Independent
Trustees, not otherwise interested in such transaction approve the transaction as being fair, competitive and commercially reasonable.

     (d) The Company may not make or invest in any mortgage loans that are subordinate to any mortgage or equity interest of the Advisor, a Trustee or Affiliates thereof.

     (e) To the extent the Company invests in real property, a majority of the Trustees shall determine the consideration paid for such real property, based on the fair market value of the property. If a majority of the Independent Trustees determine, or if the real property is acquired from the Advisor, as Trustee or Affiliates thereof, such fair market value shall be determined by a qualified independent real estate appraiser selected by the Independent Trustees.

     (f) The Company will not invest in indebtedness (herein called "junior debt") secured by a mortgage on real property which is subordinate to the lien of other indebtedness (herein called "senior debt"), except where the amount of such junior debt, plus the outstanding amount of the senior debt, does not exceed 85% of the appraised value of such property, if after giving effect thereto, the value of all such investments of the Company (as shown on the books of the Company in accordance with generally accepted accounting principles after all reasonable reserves but before provision for depreciation) would not then exceed 25% of the Company's tangible assets.

     (g) The Company will not commingle the Company's funds with those of any other person or entity, except that the use of a zero balance or clearing account shall not constitute a commingling of trust funds and that funds of the Company and funds of other entities sponsored by a Sponsor or its Affiliates may be held in an account or accounts established and maintained for the purpose of making computerized disbursements and/or short-term investments provided the Company's funds are protected from claims of such other entities and creditors of such other entities.

     (h) The Company may not invest in interest only strip securities, principal only strip securities, CMO residual interest or similar securities or securities derivatives that are highly volatile or that are highly sensitive to prepayment rates and other market factors. The Company may not purchase CMO securities at a significant premium.

     (i) The Company may not use or apply land for farming, horticulture or similar purposes.

     (j) The Company will not engage in trading, as compared with investment activities.

     (k) The Company will not engage in underwriting or the agency distribution of securities issued by others.

Other Policies

     Although the Company does not intend to invest in real property, to the extent it does, a majority of the Trustees shall determine the consideration paid for such real property, based on the fair market value of the property. If a majority of the Independent Trustees determine, or if the real property is acquired from the Advisor, as Trustee or Affiliates thereof, such fair market value shall be determined by a qualified independent real estate appraiser selected by the Independent Trustees.

     The Company will use its best efforts to conduct its operations so as not to be required to register as an investment company under the Investment Company Act of 1940 and so as not to be deemed a "dealer" in mortgages for federal income tax purposes.


     The Company will not engage in any transaction which would result in the receipt by the Advisor or its Affiliates of any undisclosed "rebate" or "give-up" or in any reciprocal business arrangement which results in the circumvention of the restrictions contained in the Declaration of Trust and in applicable state securities laws and regulations upon dealings between the Company and the Advisor and its Affiliates.

Changes in Investment Objectives and Policies

     The investment restrictions contained in the Declaration of Trust may only be changed by amending the Declaration of Trust with the approval of the Shareholders. However, subject to those investment restrictions, the methods for implementing the Company's investment policies may vary as new investment techniques are developed.

OTHER RESTRICTIONS IN DECLARATION OF TRUST

Limitation on Total Operating Expenses

     The Company's goal is to limit its annual Total Operating Expenses (exclusive of loan servicing fees) to 0.5% of the Average Invested Assets. But, if less than all of the Shares are sold, it is unlikely that the Company will be able fully to achieve that goal, at least in the initial years of operation. In any event, however, the Declaration of Trust provides that the annual Total Operating Expenses of the Company shall not exceed in any fiscal year the greater of 2% of the Average Invested Assets of the Company or 25% of the Company's Net Income. In the event the Total Operating Expenses exceed the limitations described above then within 60 days after the end of the Company's fiscal year, the Advisor shall reimburse the Company the amount by which the aggregate annual Total Operating Expenses paid or incurred by the Company exceed the limitation.

Limitation on Acquisition Expenses and Fees

     The total of Acquisition Fees and Acquisition Expenses shall be reasonable, and shall not exceed an amount equal to 6% of the purchase price of any Mortgage Investment. Notwithstanding the above, a majority of the Trustees (including a majority of the Independent Trustees) not otherwise interested in the transaction may approve fees in excess of these limits if they determine the transaction to be commercially competitive, fair and reasonable to the Company. However, notwithstanding the foregoing, the Acquisition Fees to be paid to the Advisor or its Affiliates for sourcing, evaluating, structuring and negotiating the acquisition terms of Mortgage Investments shall not exceed 3.0% of the principal amount of each Mortgage Investment.

Restrictions on Transactions with Affiliates

     The Company's Declaration of Trust imposes certain restrictions upon dealings between the Company and the Advisor, any Trustee or Affiliates thereof. In particular, the Declaration of Trust provides that The Company shall not engage in transactions with any Sponsor, the Advisor, a Trustee or Affiliates thereof, except to the extent that each such transaction has, after disclosure of such affiliation, been approved or ratified by the affirmative vote of a majority of the Independent Trustees, not otherwise interested in such transaction, who have determined that
(a) the transaction is fair and reasonable to the Company and its shareholders; (b) the terms of such transaction are at least as favorable as the terms of any comparable transactions made on arms length basis and known to the Trustees; and (c) the total consideration is not in excess of the appraised value of the property being acquired, if an acquisition is involved. As a result of the foregoing, a majority of the Independent Trustees, not otherwise interested in the transaction, will be required to approve the purchase of each Mortgage Investment that is purchased from a Sponsor, the Advisor or an Affiliate thereof, after determining that those purchases are made on terms and conditions that are no less favorable than those that could be obtained from independent third parties for mortgages with comparable terms, rates, credit risks and seasoning. The Advisor Agreement with the Advisor and the use of SCMI, an affiliate of the Advisor, to service the mortgage notes acquired by the Company for an annual service fee equal to 0.5% of the outstanding principal balance of each note that it services for the Company have been approved by the Trustees.

     Payments to the Advisor, the Trustees and their Affiliates for services rendered in a capacity other than that as the Advisor or Trustees may only be made upon a determination of a majority of the Independent Trustees, not otherwise interested in such transaction that: (1) the compensation is not in excess of their compensation paid for any comparable services; and (2) the compensation is not greater than the charges for comparable services available from others who are competent and not affiliated with any of the parties involved.

Restrictions on Borrowing

     The Company may borrow funds to make Distributions to its Shareholders or to acquire additional Mortgage Investments. However, the ability of the Company to borrow funds is subject to the limitations set forth in the Declaration of Trust which provides that the Company may not incur indebtedness unless: (i) such indebtedness is not in excess of 50% of the Net Asset Value of the Company; or (ii) a majority of the Independent Trustees have determined that such indebtedness is otherwise necessary to satisfy the requirement that the Company distribute at least 95% of its REIT Taxable Income or is advisable to assure that the Company maintains its qualification as a REIT for federal income tax purposes.
     In addition, the aggregate borrowings of the Company, secured and unsecured, shall be reasonable in relation to the Net Assets of the Company and shall be reviewed by the Trustees at least quarterly. The maximum amount of such borrowings in relation to the Net Assets shall, in the absence of satisfactory showing that a higher level of borrowing is appropriate, not exceed 50%. Any excess over such 50% level shall be approved by a majority of Independent Trustees and disclosed to Shareholders in the next quarterly report of the Company, along with justification for such excess.

COMPETITION

     The Company believes that its principal competition in the business of acquiring and holding Mortgage Investments are financial institutions such as banks, savings and loans, life insurance companies, institutional investors such as mutual funds and pension funds, and certain other mortgage REITs. While most of these entities have significantly greater resources than the Company, the Company anticipates that it will be able to compete effectively and generate relatively attractive rates of return for stockholders due to its relatively low level of operating costs, its relationships with its sources of Mortgage Investments and the tax advantages of its REIT status. The existence of these competitive entities, as well as the possibility of additional entities forming in the future, may increase the competition for the acquisition of Mortgage Investments, resulting in higher prices and lower yields on such Mortgage Investments.

EMPLOYEES

     As of March 27, 1998, the Company had one employee.

CERTAIN LEGAL ASPECTS OF MORTGAGE LOANS

     The following discussion contains summaries of certain legal aspects of mortgage loans which are general in nature. Because many of the legal aspects of mortgage loans are governed by applicable state laws (which may vary substantially), the following summaries do not purport to be complete, to reflect the laws of any particular state, to reflect all the laws applicable to any particular mortgage loan or to encompass the laws of all states in which the properties securing mortgage loans in which the Company might invest are situated. The summaries are qualified in their entirety by reference to the applicable federal and state laws governing mortgage loans.

Mortgages and Deeds of Trust Generally

     Mortgage loans are secured by either mortgages or deeds of trust or other similar security instruments, depending upon the prevailing practice in the state in which the related mortgaged property is located. There are two parties to a mortgage, the mortgagor, who is the borrower and owner of the mortgaged property, and the mortgagee, who is the lender. In a mortgage transaction, the mortgagor delivers to the mortgagee a note, bond or other written evidence of indebtedness and a mortgage. A mortgage creates a lien upon the real property encumbered by the mortgage as security for the obligation evidenced by the note bond or other evidence of indebtedness. Although a deed of trust is similar to a mortgage, a deed of trust has three parties, the borrower-property owner called the trustor (similar to a mortgagor), a lender called the beneficiary (similar to a mortgagee), and a third-party grantee called the trustee. Under a deed of trust, the borrower grants the property, until the debt is paid, in trust for the benefit of the beneficiary to the trustee to secure payment of the obligation generally with a power of sale. The trustee's authority under a deed of trust and the mortgagee's authority under a mortgage are governed by applicable law, the express provisions of the deed of trust or mortgage, and, in some cases, the direction of the beneficiary.

     The real property covered by a mortgage is most often the fee estate in land and improvements. However, a mortgage may encumber other interests in real property such as a tenant's interest in a lease of land and improvements and the leasehold estate created by such lease. A mortgage covering an interest in real property other than the fee estate requires special provisions in the instrument creating such interest or in the mortgage to protect the mortgagee against termination of such interest before the mortgage is paid.

     Priority of liens on mortgaged property created by mortgages and deeds of trust depends on their terms and, generally, on the order of filing with a state, county or municipal office, although such priority may in some states be altered by the mortgagee's or beneficiary's knowledge of unrecorded liens against the mortgaged property. However, filing or recording does not establish priority over governmental claims for real estate taxes and assessments. In addition, the Internal Revenue Code of 1986, as amended, provides priority to certain tax liens over the lien of the mortgage.

Foreclosure

     Foreclosure of a mortgage is generally accomplished by judicial actions initiated by the service of legal pleadings upon all necessary parties having an interest in the real property. Delays in completion of foreclosure may occasionally result from difficulties in locating necessary parties defendant. When the mortgagee's right to foreclose is contested, the legal proceedings necessary to resolve the issue can be time-consuming. A judicial foreclosure may be subject to most of the delays and expenses of other litigation, sometimes requiring up to several years to complete. At the completion of the judicial foreclosure proceedings, if the mortgagee prevails, the court ordinarily issues a judgment of foreclosure and appoints a referee or other designated official to conduct the sale of the property. Such sales are made in accordance with procedures which vary from state to state. The purchaser at such sale acquires the estate or interest in real property covered by the mortgage.

     Foreclosure of a deed of trust is generally accomplished by a non-judicial trustee's sale under a specific provision in the deed of trust and/or applicable statutory requirements which authorizes the trustee, generally following a request from the beneficiary/lender, to sell the property to a third party upon any default by the borrower under the terms of the note or deed of trust. A number of states may also require that a lender provide notice of acceleration of a note to the borrower. Notice requirements under a trustee' sale vary from state to state. In some states, the trustee must record a notice of default and send a copy to the borrower-trustor and to any person who has recorded a request for a copy of a notice of default and notice of sale. In addition, the trustee must provide notice in some states to any other individual having an interest in the real property, including any junior lienholders. In some states, the borrower, or any other person having a junior encumbrance on the real estate, may, during a reinstatement period, cure the default by paying the entire amount in arrears plus the costs and expense incurred in enforcing the obligations. Generally, state law controls the amount of foreclosure expenses and costs, including attorneys' fees, which may be covered by a lender. If the deed of trust is not reinstated, a notice of sale must be posted in a public place and, in most states, published for a specific period of time in one or more newspapers. In addition, some state laws require that a copy of the notice of sale be posted on the property and sent to all parties having an interest in the real property.

     In case of foreclosure under either a mortgage or deed of trust, the sale by the referee or other designated official or by the trustee is often a public sale. However, because of the difficulty a potential buyer at the sale might have in determining the exact status of title to the property subject to the lien of the mortgage or deed of trust and the redemption rights that may exist (see "Statutory Rights of Redemption" below), and because the physical condition of the property may have deteriorated during the foreclosure proceedings and/or for a variety of other reasons (including exposure to potential fraudulent transfer allegations), a third party may be unwilling to purchase the property at the foreclosure sale. For these and other reasons, it is common for the lender to purchase the property from the trustee, referee or other designated official for an amount equal to the outstanding principal amount of the indebtedness secured by the mortgage or deed of trust, together with accrued, and unpaid interest and the expenses of foreclosure, in which event, if the amount bid by the lender equals the full amount of such debt, interest and expenses, the mortgagee's debt will be extinguished. Thereafter, the lender will assume the burdens of ownership, including paying operating expenses and real estate taxes and making repairs. The lender is then obligated as an owner until it can arrange a sale of the property to a third party. The lender will commonly obtain the services of a real estate broker and pay the broker's commission in connection with the sale of the property. Depending upon market conditions, the ultimate proceeds of the sale of the property may not equal the lender's investment in the property. Moreover, a lender commonly incurs substantial legal fees and court costs in acquiring a mortgaged property through contested foreclosure and/or bankruptcy proceedings. Furthermore, an increasing number of states require that any environmental hazards be eliminated before a property may be resold. In addition, a lender may be responsible under federal or state law for the cost of cleaning up a mortgaged property that is environmentally contaminated. See "Environmental Risks" below. As a result, a lender could realize an overall loss on a mortgage loan even if the related mortgaged property is sold at foreclosure or resold after it is acquired through foreclosure for an amount equal to the full outstanding principal amount of the mortgage loan, plus accrued interest.

     In foreclosure proceedings, some courts have applied general equitable principles. These equitable principles are generally designed to relieve the borrower from the legal effects of his defaults under the loan documents. Examples of judicial remedies that have been fashioned include judicial requirements that the lender undertake affirmative and expensive actions to determine the causes of the borrower's default and the likelihood that the borrower will be able to reinstate the loan. In some cases, courts have substituted their judgment for the lender's judgment and have required that lenders reinstate loans or recast payment schedules in order to accommodate borrowers who are suffering from temporary financial disability. In other cases, courts have limited the right of the lender to foreclose if the default under the mortgage instrument is not monetary, such as the borrower's failing to maintain adequately the property or the borrower's executing a second mortgage or deed of trust affecting the property. Finally, some courts have been faced with the issue of whether or not federal or state constitutional provisions reflecting due process concerns for adequate notice require that borrowers under mortgages receive notices in addition to the statutorily-prescribed minimum.
 For the most part, these cases have upheld the notice provisions as being reasonable or have found that the sale under a deed of trust, or under a mortgage having a power of sale, does not involve sufficient state action to afford constitutional protection to the borrower.

Environmental Risks

     Real property pledged as security to a lender may be subject to potential environmental risks. Of particular concern may be those mortgaged properties which are, or have been, the site of manufacturing, industrial or disposal activity. Such environmental risks may give rise to a diminution in value of property securing any mortgage loan or, as more fully described below, liability for clean-up costs or other remedial actions, which liability could exceed the value of such property or the principal balance of the related mortgage loan. In certain circumstances, a lender may choose not to foreclose on contaminated property rather than risk incurring liability for remedial actions.

     Under the laws of certain states, the owner's failure to perform remedial actions required under environmental laws may in certain circumstances give rise to a lien on mortgaged property to ensure the reimbursement of remedial costs incurred by the same. In some states such lien law priority over the lien of an existing mortgage against such property. Because the costs of remedial action could be substantial, the value of a mortgaged property as collateral for a mortgage loan could be adversely affected by the existence of an environmental condition giving rise to a lien.

     The state of law is currently unclear as to whether and under what circumstances clean-up costs, or the obligation to take remedial actions, can be imposed on a secured lender. Under the laws of some states and under the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA"), current ownership or operation of a property provides a sufficient basis for imposing liability for the costs of addressing releases or threatened releases of hazardous substances on that property. Under such laws, a secured lender who holds indicia of ownership primarily to protect its interest in a property could under certain circumstances fall within the liberal terms of the definition of "owner or operator", consequently, such laws often specifically exclude such a secured lender, provided that the lender does not participate in the facility's management of environmental matters.

     In 1992, the United States Environmental Protection Agency (the "EPA") issued a rule interpreting and delineating CERCLA's secured creditor exemption. This rule defined and specified the range of permissible actions that may be undertaken by a lender who holds a contaminate facility as collateral without exceeding the bounds of the secured creditor exemption. In February 1994, however, the United States Court of Appeals for the D.C. Circuit struck down the EPA's lender liability rule on the grounds that it exceeded EPA's rule making authority under CERCLA. A petition for writ of certiorari to the United States Supreme Court appealing the D.C. Circuit's decision was denied in January 1995. At the present time, the future status of the rule and similar legislation now pending in Congress is unclear, although the EPA has stated that it will continue to adhere to the rule as a matter of policy and is in the process of preparing guidance to this effect. Certain courts that have addressed the issue of lender liability under CERCLA have, in some cases without relying on any EPA rule or policy, nonetheless interpreted the secured creditor exemption consistent with the EPA rule. In any event, the EPA rule does not or would not necessarily affect the potential for liability under state law or federal laws other than CERCLA. Furthermore, it is not clear at the present time whether any such lender protections would be binding in actions brought by a party other than the federal government.

     The Company expects that at the time most, if not all, mortgage loans are purchased no environmental assessment or a very limited environmental assessment of the mortgaged properties will have been conducted.

     "Hazardous substances" are generally defined as any dangerous, toxic or hazardous pollutants, chemicals, wastes or substances, including, without limitation, those so identified pursuant to CERCLA or any other environmental laws now existing, and specifically including, without limitation, asbestos and asbestos containing materials, polychlorinated biphenyls, radon gas, petroleum and petroleum products, and urea formaldehyde.

     If a lender is or becomes liable for clean up costs, it may bring an action for contribution against the current owners or operators, the owners or operators at the time of on-site disposal activity or any other party who contributed to the environmental hazard, but such persons or entities may be bankrupt or otherwise judgment proof. Furthermore, such action against the borrower may be adversely affected by the limitations on recourse in the loan documents. Similarly, in some states anti-deficiency legislation and other statutes requiring the lender to exhaust its security before bringing a personal action against the borrower (see "Anti-Deficiency Legislation" below) may curtail the lender's ability to recover from its borrower the environmental clean up and other related costs and liabilities incurred by the lender.

Junior Mortgage and Deeds of Trust; Rights of Senior Mortgages or
Beneficiaries

     Priority of liens on mortgaged property created by mortgages or deeds of trust depends on their terms and, generally, on the order of filing with a state, county or municipal office, although such priority may in some states be altered by the mortgagee's or beneficiary's knowledge of unrecorded liens, leases or encumbrances against the mortgaged property. However, filing or recording does not establish priority over governmental claims for real estate taxes and assessments or, in some states, for reimbursement of remediation costs of certain environmental conditions. See "Environmental Risks". In addition, the Code provides priority to certain tax liens over the lien of a mortgage.

     The Company does not presently intend to acquire junior mortgages or deeds of trust which are subordinate to senior mortgages or deeds of trust held by the other lenders. The rights of the Company as mortgagee or beneficiary under a junior mortgage or deed of trust will be subordinate to those of the mortgagee as beneficiary under the senior mortgage or deeds of trust, including the prior rights of the senior mortgagee as beneficiary to receive rents, hazard insurance and condemnation proceeds and to cause the property securing the mortgage loan to be sold upon default of the mortgagor, thereby extinguishing the junior mortgagee's or beneficiary's lien unless the Company asserts its subordinate interest in foreclosure litigation or satisfies the defaulted senior loan. As discussed more fully below, in many states a junior mortgagee may satisfy a defaulted senior loan in full, or may cure such default, and bring the senior loan current, in either event adding the amounts expended to the balance due on the junior loan. Absent a provision in the senior mortgage, no notice of default is required to be given to the junior mortgagee or beneficiary.

     The form of mortgage or deed of trust used by many institutional lenders confers on the mortgagee or beneficiary the right both to receive proceeds collected under any hazard insurance policy and awards made in connection with any condemnation proceedings, and to apply such proceeds and awards to any indebtedness secured by the mortgage or deed of trust, in such order as the mortgagee may determine. Thus, in the event improvements on the property are damaged or destroyed by fire or other casualty, or in the event the property is taken by condemnation, the mortgagee or beneficiary under the senior mortgage or deed of trust will have the prior right to collect any insurance proceeds payable under a hazard insurance policy and any award of damages in connection with the condemnation and to apply the same to the indebtedness secured by the senior mortgage or deed of trust. Proceeds in excess of the amount of senior indebtedness will, in most cases, be applied to the indebtedness secured by a junior mortgage or deed of trust. The laws of certain states may limit the ability of mortgagees or beneficiaries to apply the proceeds of hazard insurance and partial condemnation awards to the secured indebtedness. In such states, the mortgagor or trustor must be allowed to use the proceeds of hazard insurance to repair the damage unless the security of the mortgagee or beneficiary has been impaired. Similarly, in certain states, the mortgagee or beneficiary is entitled to the award for a partial condemnation of the real property security only to the extent that its security is impaired.

     The form of mortgage or deed of trust used by many institutional lenders typically contains a "future advance" clause, which provides that additional amounts advanced to or on behalf of the mortgagor or trustor by the mortgagee or beneficiary are to be secured by the mortgage or deed of trust While such a clause is valid under the laws of most states, the priority of any advance made under the clause depends, in some states, on whether the advance was an "obligatory" or "optional" advance. If the mortgagee or beneficiaries obligated to advance the additional amounts, the advance may be entitled to receive the same priority as amounts initially made under the mortgage or deed of trust, notwithstanding that there may be intervening junior mortgages or deeds of trust and other liens between the date of recording of the mortgage or deed of trust and the date of the future advance, and notwithstanding that the mortgagee or beneficiary had actual knowledge of such intervening junior mortgages or deeds of trust and other liens at the time of the advance. Where the mortgagee or beneficiary is not obligated to advance the additional amounts and has actual knowledge of the intervening junior mortgages or deeds of trust and other liens, the advance may be subordinate to such intervening junior mortgages or deeds of trust and other liens. Priority of advances under a "future advance" clause rests, in other states, on state law giving priority to advances made under the loan agreement up to a "credit limit" amount stated in the recorded mortgage or deed of trust.

     Another provision typically found in the forms of mortgage and deed of trust used by many institutional lenders obligates the mortgagor or trustor to pay before delinquency all taxes and assessments on the property and, when due, all encumbrances, charges and liens on the property which appear prior to the mortgage, to provide and maintain fire insurance on the property, to maintain and repair the property and not to commit or permit any waste thereof, and to appear in and defend any action or proceeding purporting to affect the property or the rights of the mortgagee under the mortgage. Upon a failure of the mortgagor or trustor to perform any of these obligations, the mortgagee or beneficiary is given the right under the mortgage or deed of trust to perform the obligation itself, at its election, with the mortgagor or trustor agreeing to reimburse the mortgagee or beneficiary for any sums expended by the mortgagee or beneficiary on behalf of the mortgagor or trustor. All sums so expended by the mortgagee or beneficiary become part of the indebtedness secured by the mortgage.

Statutory Rights of Redemption

     In some states, after a foreclosure sale pursuant to a mortgage or deed of trust, the borrower and certain foreclosed junior lienors are given a statutory period in which to redeem the property from the foreclosure sale. In some states, redemption may occur only upon payment of the entire principal balance of the loan, accrued interest and expenses of foreclosure. In other states, redemption may be authorized if the borrower pays only a portion of the sums due. The effect of a statutory right of redemption is to diminish the ability of the lender to sell the foreclosed property. The right of redemption may defeat the title of any purchaser as a foreclosure sale or any purchaser from the lender subsequent to a foreclosure sale. Certain states permit a lender to avoid a post-sale redemption by waiving its right to a deficiency judgment. Consequently, the practical effect of the redemption right is often to force the lender to retain the property and pay the expenses of ownership until the redemption period has run.

Anti-Deficiency Legislation

     The Company may acquire interests in mortgage loans which are nonrecourse loans as to which, in the event of default by a borrower, recourse may be had only against the specific property pledged to secure the related mortgage loan and not against the borrower's other assets. Even if recourse is available pursuant to the terms of the mortgage loan against the borrower's assets in addition to the mortgaged property, certain states have imposed statutory prohibitions which impose prohibitions against or limitations on such recourse. Some state statutes limit the right of the mortgagee or beneficiary to obtain a deficiency judgment against the borrower following foreclosure. A deficiency judgment is a personal judgment against the former borrower equal in most cases to the difference between the net amount realized upon the public sale of the security and the amount due to the lender.
Other statutes require the mortgagee or beneficiary to exhaust the security afforded under a mortgage by foreclosure in an attempt to satisfy the full debt before bringing a personal action against the borrower. In certain states, the lender has the option of bringing a personal action against the borrower on the debt without first exhausting such security; however, in some of these states, the lender, following judgment on such personal action, may be deemed to have elected a remedy and may be precluded from exercising remedies with respect to the security. The practical effect of such an election requirement is that lenders will usually proceed first against the security rather than bringing personal action against the borrower. Other statutory provisions limit any deficiency judgment against the former borrower following a judicial sale to the access of the outstanding debt over the fair market value of the property at the time of the public sale. The purpose of these statutes is generally to prevent a mortgagee form obtaining a large deficiency judgment against the borrower as a result of low bids or the absence of bids at the judicial sale.

Bankruptcy Laws

     Statutory provisions, including the Bankruptcy Code and state laws affording relief to debtors, may interfere with and delay the ability of the secured mortgage lender to obtain payment of the loan, to realize upon collateral and/or to enforce a deficiency judgment. Under the Bankruptcy Code, virtually all actions (including foreclosure actions and deficiency judgment proceeding) are automatically stayed upon the filing of the bankruptcy petition, and, often, no interest or principal payments are made during the course of the bankruptcy proceeding. The delay and consequences thereof caused by such automatic stay can be significant. Also, under the Bankruptcy Code, the filing of a petition in bankruptcy by or on behalf of a junior lienor, including, without limitation, any junior mortgagee, may stay the senior lender from taking action to foreclose out such junior lien.


     Under the Bankruptcy Code, provided certain substantive and procedural safeguards for the lender are met, the amount and terms of a mortgage secured by property of the debtor may be modified under certain circumstances. The outstanding amount of the loan secured by the real property may be reduced to the then current value of the property (with a corresponding partial reduction of the amount of the lender's security interest) pursuant to a confirmed plan or lien avoidance proceeding, thus leaving the lender a general unsecured creditor for the differences between such value and the outstanding balance of the loan. Other modifications may include the reduction in the amount of each monthly payment, which reduction may result from a reduction in the rate of interest and/or the alteration of the repayment schedule (with or without affecting the unpaid principal balance of the loan), and/or an extension (or reduction) of the final maturity date. Some courts with federal bankruptcy jurisdiction have approved plans, based on the particular facts of the reorganization case, that effected the curing of a mortgage loan default by paying arrearage over a number of years. Also, under the Bankruptcy Code, a bankruptcy court may permit a debtor through its rehabilitative plan to de-accelerate a secured loan and to reinstate the loan even though the lender accelerated the mortgage loan and final judgment of foreclosure had been entered in state court (provided no sale of the property had yet occurred) prior to the filing of the debtor's petition. This may be done even if the full amount due under the original loan is never repaid. Other types of significant modifications to the terms of the mortgage or deed of trust may be acceptable to the bankruptcy court, often depending on the particular facts and circumstances of the specific case.

     In a bankruptcy or similar proceeding action may be taken seeking the recovery as a preferential transfer of any payments made by the mortgagor under the related mortgage loan to the lender. Payments on long-term debt may be protected from recovery as preferences if they are payments in the ordinary course of business made on debts incurred in the ordinary course of business.
 Whether any particular payment would be protected depends upon the facts specific to a particular transaction.

Enforceability of Certain Provisions

Prepayment Provisions

     In the absence of state statutory provisions prohibiting prepayment fees (e.g., in the case of single-family residential loans) courts generally enforce claims requiring prepayment fees unless enforcement would be unconscionable. However, the laws of certain states may render prepayment fees unenforceable for certain residential loans or after a mortgage loan has been outstanding for a certain number of years, or may limit the amount of any prepayment fee to a specified percentage of the original principal amount of the mortgage loan, to a specified percentage of the outstanding principal balance of a mortgage loan, or to a fixed number of month's interest on the prepaid amount. In certain states, prepayment fees payable on default or other involuntary acceleration of a mortgage loan may not be enforceable against the mortgagor or trustor. Some state statutory provisions may also treat certain prepayment fees as usurious if in excess of statutory limits. See "Certain Laws and Regulations - Applicability of Usury Laws". The Company may invest in mortgage loans that do not require the payment of specified fees as a condition to prepayment or the requirements of which have expired, and to the extent mortgage loans do require such fees, such fees generally may not be a material deterrent to the prepayment of mortgage loans by the borrowers.

Due-On-Sale Provisions

     The enforceability of due-on-sale clauses has been the subject of legislation or litigation in many states, and in some cases, typically involving single family residential mortgage transactions, their enforceability has been limited or denied. The Garn-St. Germain Depository Institutions Act of 1982 (the "Garn-St. Germain Act") preempts state constitutional, statutory and case law that prohibits the enforcement of due-on-sale clauses and permits lenders to enforce these claims in accordance with their terms, subject to certain exceptions. As a result, due-on-sale clauses have become generally enforceable except in those states whose legislatures exercised their authority to regulate the enforceability of such clauses with respect to certain mortgage loans. The Garn-St. Germain Act does "encourage" lenders to permit assumption of loans at the original rate of interest or at some other rate less than the average of the original rate and the market rates.

     Under federal bankruptcy law, due-on-sale clauses may not be enforceable in bankruptcy proceedings and may, under certain circumstances, be eliminated in any modified mortgage resulting from such bankruptcy proceeding.

Acceleration on Default

     The Company may invest in mortgage loans which contain a "debt-acceleration" clause, which permits the lender to accelerate the full debt upon a monetary or nonmonetary default of the borrower. The courts of most states will enforce clauses providing for acceleration in the event of a material payment default after giving effect to any appropriate notices. The equity courts of any state, however, may refuse to foreclose a mortgage or deed of trust when an acceleration of the indebtedness would be inequitable or unjust or the circumstances would render the acceleration unconscionable. Furthermore, in some states, the borrower may avoid foreclosure and reinstate an accelerated loan by paying only the defaulted amounts and the costs and attorneys' fees incurred by the lender in collecting such defaulted payments.

     State courts also are known to apply various legal and equitable principles to avoid enforcement of the forfeiture provisions of installment contracts. For example, a lender's practice of accepting late payments from the borrower may be deemed a waiver of the forfeiture clause. State courts also may impose equitable grace periods for payment of arrearage or otherwise permit reinstatement of the contract following a default. Not infrequently, if a borrower under an installment contract has significant equity in the property, equitable principles will be applied to reform or reinstate the contract or to permit the borrower to share the proceeds upon a foreclosure sale of the property if the sale price exceeds the debt.

Secondary Financing: Due-on-Encumbrance Provisions

     Some mortgage loans may have no restrictions on secondary financing, thereby permitting the borrower to use the mortgaged property as security for one or more additional loans. Some mortgage loans may preclude secondary financing (often by permitting the first lender to accelerate the maturity of its loan if the borrower further encumbers the mortgaged property) or may require the consent of the senior lender to any junior or substitute financing; however, such provisions may be unenforceable in certain jurisdictions under certain circumstances.

     Where the borrower encumbers the mortgaged property with one or more junior liens, the senior lender is subjected to additional risk. First, the borrower may have difficulty servicing and repaying multiple loans. Second, acts of the senior lender which prejudice the junior lender or impair the junior lender's security may create a superior equity in favor of the junior lender. Third, if the borrower defaults on the senior loan and/or any junior loan or loans, the existence of junior loans and actions taken by junior lenders can impair the security available to the senior lender and can interfere with, delay and in certain circumstances even prevent the taking of action by the senior lender. Fourth, the bankruptcy of a junior lender may operate to stay foreclosure or similar proceedings by the senior lender.

Applicability of Usury Laws

     State and federal usury laws limit the interest that lenders are entitled to receive on a mortgage loan. In determining whether a given transaction is usurious, courts may include charges in the form of "points" and "fees" as "Interest", but may exclude payments in the form of "reimbursement of foreclosure expenses" or other charges found to be distinct from "interest". If, however, the amount charged for the use of the money loaned is found to exceed a statutorily established maximum rate, the form employed and the degree of overcharge are both immaterial. Statutes differ in their provision as to the consequences of a usurious loan. One group of statues requires the lender to forfeit the interest above the applicable limit or imposes a specified penalty. Under this statutory scheme, the borrower may have the recorded mortgage or deed of trust canceled upon paying its debt with lawful interest, or the lender may foreclose, but only for the debt plus lawful interest. Under a second, more severe type of statute, a violation of the usury law results in the invalidation of the transaction, thereby permitting the borrower to have the recorded mortgage or deed of trust canceled without any payment and prohibiting the lender from foreclosing.

RISK FACTORS

     The purchase of the Shares offered hereby involves a high degree of risk and is suitable only for persons with the financial capability of making and holding long-term investments that are not readily reducible to cash. Prospective investors must, therefore, have adequate means of providing for their current needs and personal contingencies. Prospective investors should also consider the following factors:

A. Investment and Business Risks

     1. Lack of Liquidity. There is currently no established trading market for the Shares and the Company has no plans to liquidate and distribute the proceeds to its Shareholders. Although the Company intends to seek to have the Shares listed on NASDAQ or an exchange after the sale of all of the Shares offered in its initial public offering, there can be no assurance that those efforts will be successful or that an established trading market for the Shares will develop. Accordingly, Shareholders may not be able to sell their Shares or use them as collateral for a loan. Furthermore, even if a market for the sale of Shares develops, a Shareholder may experience a substantial loss on the sale of those Shares. Consequently, the purchase of Shares should be considered only as a long-term investment.

     2. Increased Risk of Default in Non-Conforming Loans. The Company is in the business of lending money and, as such, takes the risk of defaults by borrower. Most, if not all, of such loans will not be insured or guaranteed by a federally owned or guaranteed mortgage agency and will be made to borrowers who do not satisfy the income ratios, credit record criteria, loan-to-value ratios, employment history and liquidity requirements of traditional mortgage financing. See "Investment Objectives and Policies - Investment Policy". Accordingly, the risk of default by the borrower in those "non-conforming loans" is higher than the risk of default in loans made to persons who qualify for traditional mortgage financing. If the borrower defaults, the Company may be forced to purchase the property at a foreclosure sale. If the Company cannot quickly sell or refinance such property, and the property does not produce any significant income, the Company's profitability will be adversely affected. See "Risk Factors - Risk of Loss on Non-Insured, Non-Guaranteed Mortgage Loans" and "Risk Factors - Bankruptcy of Borrowers May Delay or Prevent Recovery".

     3. Fees Payable to the Advisor and Affiliates. The Advisor and its Affiliates will receive substantial compensation from the proceeds of the Company's initial public offering and the operations of the Company, including: (1) commissions, due diligence fees and Shares payable to the Selling Group Manager; (2) Acquisition Fees payable to the Advisor equal to 3% of the principal amount of each Mortgage Investment acquired by the Company; (3) loan servicing fees payable to SCMI; (4) real estate brokerage commissions; and (5) a Subordinated Incentive Fee payable to the Advisor. These fees, other than the Subordinated Incentive Fee, will be payable even if the Company is not profitable. See "Management Compensation" for a discussion of the fees payable to the Advisor and its Affiliates. The structure of those fees may cause conflicts of interest between the Company, the Advisor and its Affiliates. In addressing these conflicts of interest, the Trustees, the Administrator and the Advisor will be required to abide by their fiduciary duties to the Company and the Shareholders.

     4. Purchase of Mortgage Notes from Affiliate. The Company intends to acquire its Mortgage Investments from several sources, including SCMI, an Affiliate of the Advisor. The amount of Mortgage Investments to be acquired from SCMI cannot be determined at this time and will depend upon the Mortgage Investments that are available from SCMI or other sources at the time the Company has funds to invest. At this time, SCMI is the only Affiliate that is expected to sell any Mortgage Investment to the Company. Due to the affiliation between the Advisor and SCMI and the fact that SCMI may make a profit on the sale of Mortgage Investments to the Company, the Advisor will have a conflict of interest in determining if Mortgage Investments should be purchased from SCMI or unaffiliated third parties. However, all Mortgage Investments purchased from SCMI or other Affiliates will be at prices no higher than those that would be paid to unaffiliated third parties for mortgages with comparable terms, rates, credit risks and seasoning.

     5. Non-Arm's-Length Agreements. The agreements and arrangements relating to compensation between the Company and the Advisor or its Affiliates are not the result of arm's-length negotiations. However, the majority of the Trustees are Independent Trustees and all of the Trustees may be removed, with or without cause, by the holders of a majority of the outstanding Shares. The Advisor may be removed for cause by a majority of such Independent Trustees without ratification by the Shareholders.

     6. Competition for the Time and Services of Common Officers and Trustees. The Company will rely on the Advisor and its Affiliates for supervision of the management of the operations of the Company. In the performance of their duties, the officers, directors and employees of the Advisor and its Affiliates may, for their own account or that of others, originate mortgages and acquire investments similar to those made or acquired by the Company. The Trustees also may act as trustees, directors or officers, or engage in other capacities, in other REITs or limited partnerships, and may acquire and originate similar Mortgage Investments for their own account or that of others. Accordingly, conflicts of interest may arise in operating more than one entity with respect to allocating time between such entities. The Trustees, the Administrator and the Advisor will devote such time to the affairs of the Company and to the other entities in which they are involved, as they determine in their sole discretion, exercised in good faith and in compliance with their fiduciary obligations to the Company, to be necessary for the benefit of the Company and such other entities.

     7. Competition by the Company with Affiliates for the Purchase and Sale of Mortgage Investments. Various REITs, partnerships or other entities may in the future be formed by the Advisor or its Affiliates to engage in businesses which may be competitive with the Company and which may have the same management as the Company.
 To the extent that such other REITs, partnerships or entities with similar investment objectives (or programs with dissimilar objectives for which a particular Mortgage Investments may nevertheless be suitable) (collectively "Affiliated Programs") have funds available for investment at the same time as the Company and a potentially suitable investment has been offered to the Company or an Affiliated Program, conflicts of interest will arise as to which entity should acquire the investment.

     If any conflict arises between the Company and any of the other Affiliated Programs, the Advisor will initially review the investment portfolios of the Company and of each of such Affiliated Programs and will determine whether or not such mortgage loan or other investment should be made by the Company or such other Affiliated Programs based upon such factors as the amount of funds available for investment, yield, portfolio diversification, type and location of the property on which the mortgage loan will be made, and proposed loan terms. The Trustees (including the Independent Trustees) will be responsible for monitoring this allocation method (and that described below with respect to new Affiliated Programs established in the future) to be sure that each is applied fairly to the Company.

     If the Advisor or its Affiliates establish new Affiliated Programs after the commencement of the Company's initial public offering and the making of a Mortgage Investment appears equally appropriate for the Company and one or more of such subsequently formed Affiliated Programs, the Mortgage Investment will be allocated to one program on a basis of rotation with the initial order of priority determined by the dates of formation of the programs.

     Further, the Trustees and the officers, directors and employees of the Advisor and its Affiliates may for their own account or that of others originate and acquire Mortgages and Mortgage Investments similar to those made or acquired by the Company. The Trustees and the Advisor are, however, subject to a fiduciary duty to the Company and the Shareholders. Each Trustee, on his own behalf, and the Advisor, on behalf of itself, the officers and directors of the Advisor, and all Persons controlled by the Advisor and its officers and directors, has agreed to first present suitable investments to the Company before recommending or presenting such opportunities to others or taking advantage of such opportunities on their own behalf, except as otherwise described with respect to Affiliated Programs or the business of SCMI. See "Management - Summary of the Advisory Agreement". Except as described above, and subject to their fiduciary duty to the Company and the Shareholders, neither the Trustees, the Advisor nor its Affiliates will be obligated to present to the Company any particular investment opportunity which comes to their attention, even if such opportunity is of a character which might be suitable for investment by the Company.

     There may be conflicts of interest on the part of the Advisor between the Company and any other Affiliates of the Advisor which have the same investment objectives at such time as the Company attempts to sell Mortgage Investments, as well as in other circumstances.

     8. Additional Conflicts with Affiliates. Although the Company does not presently expect to do so, it is permitted to invest in mortgage loans on properties owned by Affiliates. However, it may only do so if those transactions are approved by a majority of the Trustees not otherwise interested in the transactions as being fair and reasonable to the Company and on terms and conditions not less favorable to the Company than those available from third parties. See "Other Restrictions in Declaration of Trust - Restrictions on Transactions with Affiliates".

     9. Lack of Diversification. Although the Company's initial public offering is for a maximum of 2,500,000 Shares ($50,000,000), as of December 31, 1997, the Company had only sold 202,508 Shares for Gross Offering Proceeds of $4,050,160. The Company is entitled to terminate the offering at any time in its sole discretion for any reason whatsoever. Because the Company has not sold all of the Shares, the investment portfolio of the Company consists of fewer investments. As a result, the Company has an increased risk of loss in connection with a smaller number of investments. Furthermore, subject to the limits on expenses set forth in the Declaration of Trust, the returns on Shares sold will be reduced as a result of allocating all Company expenses among such Shares.

     10. Shareholders Must Rely on Management. The Trustees will be responsible for the management and control of the Company, but will employ the Administrator to manage the Company's day to day affairs. The Trustees will retain the Advisor to use its best efforts to seek out and present to the Company, whether through its own efforts or those of third parties retained by it, suitable and a sufficient number of investment opportunities which are consistent with the investment policies and objectives of the Company and consistent with such investment programs as the Trustees may adopt from time to time in conformity with the Declaration of Trust. The Trustees have initially delegated to the Advisor, subject to the supervision and review of the Trustees and consistent with the provisions of the Company's Declaration of Trust, the power and duty to: (i) develop underwriting criteria and a model for the Company's investment portfolio; (ii) acquire, retain or sell Mortgage Investments; (iii) seek out, present and recommend investment opportunities consistent with the Company's investment policies and objectives, and negotiate on behalf of the Company with respect to potential investments or the disposition thereof; (iv) pay the debts and fulfill the obligations of the Company, and handle, prosecute and settle any claims of the Company, including foreclosing and otherwise enforcing mortgages and other liens securing investments; (v) obtain for the Company such services as may be required for mortgage brokerage and servicing and other activities relating to the investment portfolio of the Company; (vi) evaluate, structure and negotiate prepayments or sales of Mortgage Investments; (vii) from time to time, or as requested by the Trustees, make reports to the Company as to its performance of the foregoing services and (viii) to supervise other aspects of the business of the Company. The success of the Company will, to a large extent, depend on the quality of the management provided by the Advisor, particularly as it relates to evaluating the merits of proposed investments. Although the Shareholders elect the Trustees annually, Shareholders have no right or power otherwise to take part in the management of the Company, except to the extent permitted by the Declaration of Trust. Accordingly, no person should purchase any of the Shares offered hereby unless he is willing to entrust all aspects of the management and control of the business of the Company to the Trustees, the Administrator and the Advisor.

     11. Limited Ability to Meet Fixed Expenses. Operating expenses of the Company, including certain compensation to the Administrator, servicing and administration expenses payable to an Affiliate and unaffiliated mortgage servicers and the Independent Trustees, must be met regardless of the Company's profitability. The Company is also obligated to distribute 95% of its REIT Taxable Income (which may under certain circumstances exceed its Cash Flow) in order to continue to qualify as a REIT for federal income tax purposes. See "Federal Income Tax Considerations - Qualification as a REIT". Accordingly, it is possible that the Company may be required to borrow funds or liquidate a portion of its investments in order to pay its expenses or to make the required cash distributions to Shareholders. Although the Company generally may borrow funds, there can be no assurance that such funds will be available to the extent, and at the time, required by the Company.
 See "Other Restrictions in Declaration of Trust - Restrictions on
Borrowing".

     12. Investment Company Regulatory Considerations. The Company is not a mutual fund or any other type of investment company subject to the registration and regulatory provisions of the Investment Company Act of 1940 (the "Investment Company Act"). The Trustees will attempt to monitor the proportion of the Company's portfolio which is placed in various investments so that the Company does not come within the definition of an investment company under the Investment Company Act. As a result, the Company may have to forego certain investments which would produce a more favorable return to the Company.

     13. Anti-Takeover Considerations and Restrictions on Share Accumulation. Provisions of the Maryland corporation law applicable to the Company make business combinations with the Company more difficult and place restrictions on persons acquiring more than 10% of the Company's outstanding shares. Further, in order for the Company to qualify as a REIT, no more than 50% of the outstanding Shares may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of the Company's taxable year. To ensure that the Company will not fail to qualify as a REIT under this test, the Company's Declaration of Trust grants the Trustees the power to place restrictions on the accumulation of Shares and provides that Shares held by one shareholder in excess of 9.8% of the total Shares outstanding no longer entitle the shareholder to vote or receive Distributions. While these restrictions are designed to prevent any five individuals from owning more than 50% of the Shares, they would also discourage a change of control of the Company. The restrictions and provisions under law and these adopted by the Company may also (i) deter individuals and entities from making tender offers for Shares, which offers may be attractive to Shareholders or (ii) limit the opportunity for Shareholders to receive a premium for their Shares in the event an investor is making purchases of Shares in order to acquire a block of Shares.

     14. Limited Liability Of Trustees And Officers. The Company's Declaration of Trust provides that the Trustees and officers of the Company shall have the fullest limitation on liability permitted by the laws of the State of Maryland. Pursuant to the Maryland statute under which the Company was formed, a Trustee of the Company is not personally liable for the obligations of the Company except, if a Trustee otherwise would be liable, that provision does not relieve the Trustee from any liability to the Company or its Shareholders for any act that constitutes: (1) bad faith; (2) willful misfeasance; (3) gross negligence; or (4) reckless disregard of the Trustee's duties. However, as permitted by the Maryland statute, the Company's Declaration of Trust further limits the liability of the Company's Trustees and officers by providing that the Trustees and the officers shall be liable to the Company or the Shareholders only (i) to the extent the Trustee or officer actually received an improper benefit or profit in money, property or services, in which case any such liability shall not exceed the amount of the benefit or profit in money, property or services actually received; or (ii) to the extent that a judgment or other final adjudication adverse to such Trustee or officer is entered in a proceeding based on a finding in the proceeding that such Trustee's or officer's action or failure to act was the result of active and deliberate dishonesty and was material to the cause of action adjudicated in the proceeding. In all situations in which the limitations of liability contained therein apply, the remedies available to the Company or its Shareholders shall be limited to equitable remedies, such as injunctive relief or recision, and shall not include the right to recover money damages. As a result of that limitation on liability, the Company and its Shareholders may be limited in their ability to recover from the Trustees and officers of the Company for any damages caused by a breach of the duties those persons owe to the Company.

     15. Risk of Potential Future Offerings. The Company may in the future increase its capital resources by making additional offerings of Shares on terms deemed advisable by the Company's Trustees. Depending upon the terms upon which any additional Shares might be offered, the effect of additional equity offerings may be the dilution of the equity of stockholders of the Company or the reduction of the price of the Company's Shares, or both. The Company is unable to estimate the amount, timing or nature of additional offerings as they will depend upon market conditions and other factors.

B. Operations Risks

     16. Economic Risks. The results of the Company's operations are affected by various factors, many of which are beyond the control of the Company. The results of the Company's operations depend on, among other things, the level of net interest income generated by the Company's Mortgage Investments, the market value of such Mortgage Investments and the supply of and demand for such Mortgage Investments. The Company's net interest income varies primarily as a result of changes in short-term interest rates, borrowing costs and prepayment rates, the behavior of which involve various risks and uncertainties as set forth below. Interest rates, borrowing costs and credit losses depend upon the nature and terms of the Mortgage Investments, the geographic location of the properties securing the Mortgage Investments, conditions in financial markets, the fiscal and monetary policies of the United States government and the Board of Governors of the Federal Reserve System, international economic and financial conditions, competition and other factors, none of which can be predicted with any certainty. Because changes in interest rates may significantly affect the Company's activities, the operating results of the Company depend, in large part, upon the ability of the Company effectively to manage its interest rate risks while maintaining its status as a REIT. See "Risk Factors - Fluctuations in Interest Rates May Affect Return on Investment".

     17. Risk of Loss on Non-Insured, Non-Guaranteed Mortgage Loans. The Company generally does not intend to obtain credit enhancements for its single-family mortgage loans, because the majority, if not all, of such mortgage loans will be "non-conforming" in that they will not meet all of the underwriting criteria required for the sale of the mortgage loan to a federally owned or guaranteed mortgage agency. Accordingly, during the time it holds such mortgage loans for which third party insurance is not obtained, the Company will be subject to the general risks of borrower defaults and bankruptcies and special hazard losses that are not covered by standard hazard insurance (such as those occurring from earthquakes or floods). In the event of a default on any single-family mortgage loan held by the Company, including, without limitation, resulting from higher default levels as a result of declining property values and worsening economic conditions, among other factors, the Company would bear the risk of loss of principal to the extent of any deficiency between the value of the related mortgage property, and the amount owing on the mortgage loan. Defaulted mortgage loans would also cease to be eligible collateral for borrowings and would have to be financed by the Company out of other funds until ultimately liquidated, resulting in increased financing costs and reduced net income or a net loss. See "Certain Legal Aspects of Mortgage Loans".

     18. Bankruptcy Of Borrowers May Delay Or Prevent Recovery.
The recovery of sums advanced by the Company in making Mortgage Investments and protecting its security may be delayed or impaired by the operation of the federal bankruptcy laws. Any borrower has the ability to delay a foreclosure sale by the Company for a period ranging from several months to several years or more by filing a petition in bankruptcy, which automatically stays any actions to enforce the terms of the loan. The length of this delay and the costs associated therewith will generally have an adverse impact on the Company's profitability. See "Certain Legal Aspects of Mortgage Loans".

     19. Ability to Acquire Mortgage Investments; Competition and Supply. In acquiring Mortgage Investments, the Company will compete with other REITs, investment banking firms, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, other lenders, Ginnie Mae, Fannie Mae, Freddie Mac and other entities purchasing Mortgage Investments, most of which will have greater financial resources than the Company. In addition, there are several mortgage REITs similar to the Company, and others may be organized in the future. Some of these entities can be expected to have substantially greater experience in originating or acquiring Mortgage Investments than the Advisor and the Company. The effect of the existence of additional potential purchasers of Mortgage Investments may be to increase competition for the available supply of Mortgage Investments suitable for purchase by the Company.

     20. Environmental Liabilities. In the event that the Company is forced to foreclose on a defaulted mortgage loan to recover its investment in such mortgage loan, the Company may be subject to environmental liabilities in connection with such real property as a result of which liabilities the value of the real property may be diminished. While the Company intends to exercise due diligence to discover potential environmental liabilities prior to the acquisition of any property through foreclosure, hazardous substances or wastes, contaminants, pollutants or sources thereof (as defined by state and federal laws and regulations) may be discovered on properties during the Company's ownership or after a sale thereof to a third party. If such hazardous substances are discovered on a property, the Company may be required to remove those substances or sources and clean up the property. There can be no assurances that the Company would not incur full recourse liability for the entire cost of any removal and clean up, that the cost of such removal and clean up would not exceed the value of the property or that the Company could recoup any of such costs form any third party. The Company may also be liable to tenants and other users of neighboring properties. In addition, the Company may find it difficult or impossible to sell the property prior to or following any such clean up. See "Certain Legal Aspects of Mortgage Loans - Environmental Risks".

     21. Risk of Leverage. Subject to certain restrictions described in "Other Restrictions in Declaration of Trust - Restrictions on Borrowing", including the affirmative vote of the Independent Trustees, the Company would be allowed to incur financing with respect to the acquisition of Mortgage Investments in an aggregate amount not to exceed 50% of the Net Assets of the Company. The effect of leveraging is to increase the risk of loss.
 The higher the rate of interest on the financing, the more difficult it would be for the Company to meet its obligations and the greater the chance of default. Such financing may be secured by liens on the Company's interest in Mortgage Investments. Accordingly, the Company could lose its investment in Mortgage Investments if the Company defaults on the indebtedness. To the extent possible, such debt will be of non-recourse type, meaning that neither the Shareholders nor the Company will be liable for any deficiency between the proceeds of a sale or other disposition of the Mortgage Investments and the amount of the debt.

     22.Reliance On Appraisals Which May Not Be Accurate Or Which May Be Affected By Subsequent Events. Since the Company is an "asset" rather than a "credit" lender, the Company is relying primarily on the real property securing the Mortgage Investments to protect its investment. Thus, the Company will rely on appraisals and Broker Price Opinions ("BPO's"), to determine the fair market value of real property used to secure Mortgage Investments made by the Company. See "Investment Objectives and Policies - Underwriting Criteria". No assurance can be given that such appraisals or BPO's will, in any or all cases, be accurate. Moreover, since an appraisal or BPO is given with respect to the value of real property at a given point in time, subsequent events could adversely affect the value of real property used to secure a loan. Such subsequent events may include general or local economic conditions, neighborhood values, interest rates and new construction. Moreover, subsequent changes in applicable governmental laws and regulations may have the effect of severely limiting the permitted uses of the property, thereby drastically reducing its value. Accordingly, if an appraisal is not accurate or subsequent events adversely effect the value of the property, the Mortgage Investment would not be as secure as anticipated, and, in the event of foreclosure, the Company may not be able to recover its entire investment.

     23. Fluctuations In Interest Rates May Affect Return On Investment. Recent years have demonstrated that mortgage interest rates are subject to abrupt and substantial fluctuations. If prevailing interest rates rise above the average interest rate being earned by the Company's Mortgage Investments, investors may be unable to quickly liquidate their investment in order to take advantage of higher returns available from other investments. See "Risk Factors - Lack of Liquidity". Furthermore, interest rate fluctuations may have a particularly adverse effect on the Company if it used money borrowed at variable rates to fund fixed rate Mortgage Investments. In that event, if prevailing interest rates rise, the Company's cost of money could exceed the income earned from that money, thus reducing the Company's profitability or causing losses through liquidation of Mortgage Investments in order to repay the debt on the borrowed money or default if the Company cannot cover the debt on the borrowed money.

     24. Mortgages May Be Considered Usurious. Most, if not all, of the Mortgages the Company will purchase will not be exempt from state usury laws and thus there exists some uncertainty with respect to mortgage loans in states with restrictive usury laws. However, the Company anticipates that it will only purchase mortgage loans if the mortgage agreements provide that the amount of such interest charge therein will be reduced if, and to the extent that, the interest or other charges would otherwise be usurious. See "Certain Legal Aspects of Mortgage Loans - Applicability of Usury Laws".

     25. Risks of Bankruptcy of Mortgage Servicer. The Company's Mortgages will be serviced by SCMI or by other entities. Although the Company intends to obtain fidelity bonds and directors and officers indemnity insurance to lower risks of liability from the actions of such entities, there may be additional risks in the event of the bankruptcy or insolvency of any such entities or in the event of claims by their creditors, which would not be present if the Company were qualified in all instances to service its Mortgage Investments directly. For example, such entities will, from time to time, receive on the Company's behalf, payments of principal, interest, prepayment premiums and sales proceeds. In the event of bankruptcy or insolvency of the entity in possession of the Company's assets, its creditors could seek to attach such assets in satisfaction of their claims which could delay remittances to the Company. If such entities hold these payments in segregated accounts as they are contractually obligated to do, then the Advisor believes any such claim should be resolved in favor of the Company as the beneficial owner.

C. Tax Risks

     26. Material Tax Risks Associated With Investment In Shares. An investment in Shares involves material tax risks. Each prospective purchaser of Shares is urged to consult his own tax adviser with respect to the federal (as well as state and local) income tax consequences of such an investment. For a more detailed description of the tax consequences of an investment in Shares.
See "Federal Income Tax Considerations".

     27. Risk of Inability to Qualify as a REIT. The Company has and intends to continue to conduct its operations to enable it to qualify as a REIT under the Internal Revenue Code (the "Code"). To qualify as a REIT, and thereby avoid the imposition of federal income tax on any income it distributes to the Shareholders, the Company must continually satisfy three income tests, two asset tests and one distribution test. See "Federal Income Tax Considerations - Qualification as a REIT". The Company has received an opinion of its legal counsel that it is more likely than not that the Company will qualify as a REIT. See "Risk Factors - Limitations on Opinion of Counsel as to Tax Matters" and "Federal Income Tax Considerations - General".

     Because at least 75% of the Company's assets must be qualifying real estate assets at the end of each calendar quarter, the time at which the Company would be entitled to elect to be taxed as a REIT may be delayed until the Company acquires qualifying real estate assets such as Mortgages (including certain temporary investments) which constitute 75% of the Company's total assets.

     If, in any taxable year, the Company should fail to distribute at least 95% of its taxable income, it would be taxed as a corporation and distributions to its Shareholders would not be deductible in computing its taxable income for federal income tax purposes. Because of the possible receipt of income without corresponding cash receipts due to timing differences that may arise between the realization of taxable income and net cash flow (e.g. by reason of the original issue discount rules) or the payment by the Company of amounts which do not give rise to a current deduction (such as principal payments on indebtedness) it is possible that the Company may not have sufficient cash or liquid assets at a particular time to distribute 95% of its taxable income. In such event, the Company could declare a consent dividend or the Company could be required to borrow funds or liquidate a portion of its investments in order to pay its expenses, make the required Distributions to Shareholders, or satisfy its tax liabilities, including the possible imposition of a 4 percent excise tax. There can be no assurance that such funds will be available to the extent, and at the time, required by the Company. In the event of any adjustment of deductions of gross income by the IRS the Company could declare a deficiency dividend.
 See "Federal Income Tax Considerations - Qualification as a REIT - Distributions to Shareholders".

     If the Company is taxed as a corporation, the payment of tax by the Company would substantially reduce the funds available for distribution to Shareholders or for reinvestment and, to the extent that Distributions had been made in anticipation of the Company's qualification as a REIT, the Company might be required to borrow additional funds or to liquidate certain of its investments in order to pay the applicable tax. Moreover, should the Company's election to be taxed as a REIT be terminated or voluntarily revoked, the Company may not be able to elect to be treated as a REIT for the following four year period. See "Federal Income Tax Considerations - Qualification as a REIT".

     28. Restrictions on Maximum Share Ownership. In order for the Company to qualify as a REIT, no more than 50% of the outstanding Shares may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of the Company's taxable year. To ensure that the Company will not fail to qualify as a REIT under this test, the Company's Declaration of Trust grants the Trustees the power to place restrictions on the accumulation of Shares. These restrictions may (i) discourage a change of control of the Company, (ii) deter individuals and entities from making tender offers for Shares, which offers may be attractive to Shareholders or (iii) limit the opportunity for Shareholders to receive a premium for their Shares in the event an investor is making purchases of Shares in order to acquire a block of Shares. See "Summary of Declaration of Trust - Restriction on Transfer of Shares" and "Risk Factors - Anti-Takeover Considerations and Restrictions on Share Accumulation".

     29. Limitations on Opinion of Counsel as to Tax Matters. As set forth more fully in "Federal Income Tax Considerations - General", Counsel to the Company has expressed its opinion based on the facts described in the Prospectus for the Company's initial public offering, on the Declaration of Trust, and on certain representations by the Company and the Advisor, that it is more likely than not (a) that the Company will qualify as a REIT; and
(b) that Distributions to a Shareholder which is a Tax-Exempt Entity will not constitute unrelated business taxable income ("UBTI"), provided that such Shareholder has not financed the acquisition of its Shares with "acquisition indebtedness" within the meaning of the Code; Counsel has not expressed its opinion as to certain other issues because of the factual nature of such issues or the lack of clear authority in the law. Accordingly, there may be a risk that the Company's treatment of certain tax items could be challenged by the IRS and that the Company or Shareholders could be adversely affected as a result. It should be noted, in any event, that Counsel's opinions are based on existing laws, judicial decisions and administrative regulations, rulings and practice, all of which are subject to change, which may be retroactive, and, further, are not in all cases binding on the IRS.

D. ERISA Risks

     30. Risks Of Investment By Tax-exempt Investors. In considering an investment in the Company of a portion of the assets of a trust of a pension or profit-sharing plan qualified under
Section 401(a) of the Code and exempt from tax under Section 501(a), the plan fiduciary should consider (i) whether the investment satisfies the diversification requirements of Section 404(a)(3) of the Employee Retirement Income Security Act of 1974 ("ERISA"); (ii) whether the investment is prudent, since Shares are not freely transferable and there may not be a market created in which he can sell or otherwise dispose of the Shares; (iii) whether interests in the Company or the underlying assets owned by the Company constitute "plan assets" for purposes of Section 4975 of the Code and (iv) whether the "prohibited transaction" rules of ERISA would apply and prohibit certain of the contemplated transactions between the Company and the Advisor or its Affiliates.
 ERISA requires that the assets of a plan be valued at their fair market value as of the close of the plan year, and it may not be possible to adequately value the Shares from year to year, since there will not be a market for those Shares and the appreciation of any property may not be shown in the value of the Shares until the Company sells or otherwise disposes of its investments See "ERISA Considerations".

FEDERAL INCOME TAX CONSIDERATIONS

     The following discussion summarizes material Federal income tax considerations to the Company and the purchasers of the Shares.
 This discussion is based on existing Federal income tax law, which is subject to change, possibly retroactively. This discussion does not discuss all aspects of Federal income taxation which may be relevant to a particular investor in light of its personal investment circumstances or to certain types of investors subject to special treatment under the Federal income tax laws (including financial institutions, insurance companies, broker dealers and, except to the extent discussed below, tax exempt entities and foreign taxpayers) and it does not discuss any aspects of state, local or foreign tax law. This discussion assumes that investors will hold their Shares as "capital assets" (generally, property held for investment) under the Code. Prospective investors are advised to consult their tax advisors as to the specific tax consequences of purchasing, holding and disposing of the Shares, including the application and effect of Federal, state, local and foreign income and other tax laws.

General

     The Company has and intends to continue to operate in a manner that will permit the Company to qualify a REIT for the taxable year ending December 31, 1997, and in each taxable year thereafter.
This treatment will permit the Company to deduct dividend distributions to its stockholders for Federal income tax purposes, thus effectively eliminating the "double taxation" that generally results when a corporation earns income and distributes that income to its stockholders in the form of dividends.

     In connection with its initial public offering, the Company obtained an opinion of Berry Moorman P.C. ("Counsel") concerning the likely outcome on the merits of the material federal income tax issues. In particular, it is Counsel's opinion that it is more likely than not that (i) the Company has been organized in conformity with the requirements for qualification as a REIT, and its method of operation described in the Prospectus for its initial public offering and in the Declaration of Trust will meet the requirements for taxation as a REIT under the Code for any taxable year with respect to which the Company makes the necessary election; and (ii) Distributions to a Shareholder which is a Tax-Exempt Entity will not constitute UBTI, provided such Shareholder has not financed the acquisition of its Shares with "acquisition indebtedness" within the meaning of the Code. In rendering this opinion, Counsel assumed that the share ownership requirements (discussed below in "Qualification as a REIT") will be met after the first taxable year of the Company and has also based its opinion upon information and undertakings supplied by the Company and the Advisor, and the facts contained in the Prospectus concerning the organization and proposed operation of the Company.
 Any alteration of the foregoing may adversely affect the validity of the opinions rendered.

     Each prospective investor should note that the opinions described herein represent only Counsel's best legal judgment as to the most likely outcome of an issue if the matter were litigated. Opinions of counsel have no binding effect or official status of any kind, and in the absence of a ruling from the IRS, there can be no assurance that the IRS will not challenge the conclusion or propriety of any of Counsel's opinions. The Company does not intend to apply for a ruling from the IRS that it qualifies as a REIT.

Qualification as a REIT

     Under the Code, a trust, corporation or unincorporated association meeting certain requirements (set forth below) may elect to be treated as a REIT for purposes of federal income taxation. If a valid election is made, then, subject to certain conditions, the Company's income which is distributed to its Shareholders will be taxed to such Shareholders without being subject to tax at the Company level. The Company will be taxed on any of its income that is not distributed to the Shareholders. Once made, the REIT election continues in effect until voluntarily revoked or automatically terminated by the Company's failure to qualify as a REIT for a taxable year. If the Company's election to be treated as a REIT is terminated automatically, the Company will not be eligible to elect REIT status until the fifth taxable year after the year for which the Company's election was terminated. However, this prohibition on a subsequent election to be taxed as a REIT is not applicable if (i) the Company did not willfully fail to file a timely return with respect to the termination taxable year,
(ii) inclusion of incorrect information in such return was not due to fraud with intent to evade tax, and (iii) the Company establishes that failure to meet the requirements was due to reasonable cause and not to willful neglect. While the Company has no intention of voluntarily revoking its REIT election, if it does so, it will be prohibited from electing REIT status for the year to which such revocation relates and for the next four taxable years.

     There can be no assurance, however, that the Company will continue to qualify as a REIT in any particular taxable year, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in the circumstances of the Company. If the Company were not to qualify as a REIT in any particular year, it would be subject to Federal income tax as a regular, domestic corporation, and its stockholders would be subject to tax in the same manner as stockholders of such corporation. In this event, the Company could be subject to potentially substantial income tax liability in respect of each taxable year that it fails to qualify as a REIT, and the amount of earnings and cash available for distribution to its stockholders could be significantly reduced or eliminated.

     The following is brief summary of certain technical requirements that the Company must meet on an ongoing basis in order to qualify, and remain qualified, as a REIT under the Code.

     Share Ownership Tests The Shares of the Company (i) must be transferable, (ii) must be held by 100 or more persons during at least 335 days of a taxable year of 12 months (or during a proportionate part of a taxable year of less than 12 months), and
(iii) no more than 50% of the outstanding Shares may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of the Company's taxable year. The requirements of (ii) and (iii) are not applicable to the first taxable year for which an election to be treated as a REIT is made.
 In addition, the Declaration of Trust permits a restriction on transfers of Shares that would result in violation of the rule in
(iii) above. Applicable Treasury Regulations state that such a restriction will not cause the shares to be nontransferable as required by (i).

     Asset Tests The Company must generally meet the following asset tests (the "REIT Asset Tests") at the close of each quarter of each taxable year.

     (a) at least 75% of the value of the Company's total assets must consist of Qualified REIT Real Estate Assets, Government securities, cash, and cash items (the "75% Asset Test"); and

     (b) the value of securities held by the Company but not taken into account for purposes of the 75% Asset Test must not exceed (i) 5% of the value of the Company's total assets in the case of securities of any one non-government issuer, or
(ii) 10% of the outstanding voting securities of any such issuer.

     Gross Income Tests The Company must generally meet the following gross income tests (the "REIT Gross Income Tests") for each taxable year.

     (a) at least 75% of the Company's gross income must be derived from certain specified real estate sources including interest income and gain from the disposition of Qualified REIT Real
Estate Assets or "qualified temporary investment income"
(i.e., income derived form "new capital" within one year of the receipt of such capital) (the "75% Gross Income Test");

     (b) at least 95% of the Company's gross income for each taxable year must be derived from sources of income qualifying for the 75% Gross Income Test, dividends, interest, and gains from the sale of stock or other securities not held for sale in the ordinary course of business (the "95% Gross Income Test"); and

     (c) less than 30% of the Company's gross income must be derived from the sale of Qualified REIT Real Estate Assets held for less than four years, stock or securities held for less than one year (including certain interest rate swap and cap agreements entered into to hedge variable rate debt incurred to acquire Qualified Real Estate Assets) and certain "dealer" property (the "30% Gross Income Test").

     The Company intends to maintain its REIT status by carefully monitoring its income, to comply with the REIT Gross Income Tests.
 See "Taxation of the Company" for a discussion of the tax consequences of failure to comply with the REIT provisions of the Code.

     Distributions to Shareholders Each year, the Company must distribute to its Shareholders an amount equal to (a) 95% of the sum of (i) its REIT Taxable Income (defined below) before deduction of dividends paid and excluding any net capital gain and (ii) the excess of net income from "foreclosure property" (described above in "Sources of Income") over the tax on such income, minus (b) any "excess noncash income" (income attributable to leveled stepped rents, original issue discount on purchase money debt, or a like kind exchange that is later determined to be taxable) (the "95% Distribution Test").

     REIT Taxable Income is the taxable income of a REIT, computed as if the REIT were an ordinary corporation, but with an allowance for a deduction for dividends paid, an exclusion for net income from foreclosure property, a deduction for the 100% tax on the greater of the amount by which the REIT fails the 75% or the 95% income test, and an exclusion for an amount equal to any net income derived from prohibited transactions.

     Dividends that are either (i) paid during the taxable year or
(ii) declared before the Company's tax return for the taxable year must be filed (including extensions) and paid within 12 months of the end of such taxable year and no later than the Company's next regular distribution payment, are considered distributions for purposes of the 95% Distribution Test. Such dividends are taxable to the Shareholders (other than Tax-Exempt Entities) in the years in which they are paid, even though they reduce the Company's REIT Taxable Income for the year in which declared. However, see "Taxation of the Company" for discussion of an excise tax provision which could require the Company to distribute its fourth quarter dividend in each year on or before January 31st of the following year.

     The Trustees intend to make Distributions to the Shareholders on a monthly basis sufficient to meet the 95% Distribution Test. Because of the possible receipt of income from certain sources without corresponding cash receipts, because of timing differences that may arise between the realization of taxable income and net cash flow (e.g. as a result of the original issue discount rules), and because of possible adjustments by the IRS to deductions and gross income reported by the Company, it is possible that the Company may not have sufficient cash or liquid assets at a particular time to distribute 95% of its REIT Taxable Income. In such event, the Company may attempt to declare a consent dividend, which is a hypothetical distribution to Shareholders out of the earnings and profits of the Company. The effect of such a consent dividend, to those Shareholders who agree to such treatment, and as long as such consent dividend is not preferential, would be that such Shareholders would be treated for federal income tax purposes as if such amount had been paid to them in cash and they had then immediately contributed such amount back to the Company as additional paid-in capital. This would result in taxable income distribution but would also increase their tax basis in their Shares by the amount of the taxable income recognized.

     If the Company fails to meet the 95% Distribution Test due to an adjustment to the Company's income by reason of a judicial decision or by agreement with the IRS, the Company may pay a "deficiency dividend" to Shareholders in the taxable year of the adjustment, which would relate back to the year being adjusted. In such case, the Company would also be required to pay interest plus a penalty to the IRS. However, a deficiency dividend cannot be used to meet the 95% Distribution Test if the failure to meet such test was not due to a later adjustment to the Company's income but rather was attributable to the Company's failure to distribute sufficient amounts to the Shareholders. If the Company cannot declare a consent dividend or if it lacks sufficient cash to distribute 95% of its REIT Taxable Income or to pay a "deficiency dividend" in appropriate circumstances, the Company could be required to borrow funds or liquidate a portion of its investments in order to pay its expenses, make the required cash distributions to Shareholders, or satisfy its tax liabilities. There can be no assurance that such funds will be available to the extent, and at the time, required by the Company.

     In addition, if the IRS successfully challenged the Company's deduction of all or a portion of the fees it pays to the Advisor, such payments could be recharacterized as dividend distributions to the Advisor in its capacity as Shareholder. If such distributions were viewed as preferential distributions they would not count toward the 95% Distribution Test. Because of the factual nature of the inquiry, Counsel is unable to opine as to the deductibility of such fees. See "Taxation of the Company - Fees paid by the Company", below.

Termination of the Company

     In any year in which the Company qualifies as a REIT, the Company will generally not be subject to Federal income tax on that portion of its REIT taxable income or capital gain which is distributed to its stockholders. The Company will, however, be subject to Federal income tax at normal corporate income tax rates upon any undistributed taxable income or capital gain.

     Notwithstanding its qualification as a REIT, the Company may also be subject to tax in certain other circumstances. If the Company fails to satisfy either the 75% or the 95% Gross Income Test, but nonetheless maintains its qualification as a REIT because certain other requirements are met, it will generally be subject to a 100% tax on the greater of the amount by which the Company fails either the 75% or the 95% Gross Income Test. The Company will also be subject to a tax of 100% on net income derived from any "prohibited transaction", and if the Company has (i) net income from the sale or other disposition of "foreclosure property' which is held primarily for sale to customers in the ordinary course of business or (ii) other non-qualifying income from foreclosure property, it will be subject to Federal income tax on such income at the highest corporate income tax rate. In addition, if the Company fails to distribute during each calendar year at least the sum of (i) 85% of its REIT ordinary income for such year and (ii) 95% of its REIT capital gain net income for such year, the Company would be subject to a 4% Federal excise tax on the excess of such required distribution over the amounts actually distributed during the taxable year, plus any undistributed amount of ordinary and capital gain net income from the preceding taxable year. The Company may also be subject to the corporate alternative minimum tax, as well as other taxes in certain situations not presently contemplated.

Taxation of Taxable Shareholders

     Dividend Income. Distributions from the Company will be taxable to Shareholders who are not Tax-Exempt Entities as ordinary income to the extent of the current or accumulated earnings and profits of the Company. Distributions from the Company which are designated as capital gains dividends by the Company will be taxed as long-term capital gains to taxable Shareholders to the extent that they do not exceed the Company's actual net capital gain for the taxable year. Shareholders that are corporations may be required to treat up to 20% of any such capital gains dividends as ordinary income. Such distributions, whether characterized as ordinary income or as capital gain, are not eligible for the 70% dividends received deduction for corporations.

     Distributions from the Company to Shareholders which are not designated as capital gains dividends and which are in excess of the Company's current or accumulated earnings and profits are treated as a return of capital to the Shareholders and reduce the tax basis of a Shareholder's Shares (but not below zero). Any such distribution in excess of the tax basis is taxable to any such Shareholder that is not a Tax-Exempt Entity as a gain realized from the sale of the Shares.

     The declaration by the Company of the consent dividend would result in taxable income to consenting Shareholders other than Tax-Exempt Entities) without any corresponding cash distributions. See "Qualification as a REIT - Distributions to Shareholders", above.

     Portfolio Income. Dividends paid to Shareholders will be treated as portfolio income with respect to Shareholders who are subject to the passive activity loss rules. Such income therefore will not be subject to reduction by losses from passive activities (i.e. any interest in a rental activity or in a trade or business in which the Shareholder does not materially participate, such as an interest held as a limited partner) of such Shareholder. Such Distributions will, however, be considered investment income which may be offset by certain investment expense deductions.

     No Flow Through of Losses. Shareholders should note that they are not permitted to deduct any net losses of the Company.

     Sale of Shares. Shareholders who sell their Shares will recognize taxable gain or loss equal to the difference between the amount realized on such sale and their basis in such Shares. Gain or loss recognized by a Shareholder who is not a dealer in securities and whose Shares have been held for more than one year will generally be taxable as long-term capital gain or loss.

     Back-up Withholding. Distributions from the Company will ordinarily not be subject to withholding of federal income taxes. Withholding of such tax at a rate of 31% may be required, however, by reason of a failure of a Shareholder to supply the Company or its agent with the Shareholder's Taxpayer Identification Number. Such "Backup" withholding may also apply to a Shareholder who is otherwise exempt from backup withholding if such shareholder fails properly to document his status as an exempt recipient of distributions. Each Shareholder will therefore be asked to provide and certify his correct Taxpayer Identification Number or to certify that he is an exempt recipient.

Taxation of Tax-Exempt Entities

     In general, a Shareholder which is a Tax-Exempt Entity will not be subject to tax on distributions from the Company. The IRS has ruled that amounts distributed as dividends by a qualified REIT do not constitute unrelated business taxable income ("UBTI") when received by a Tax-Exempt Entity. Thus, Distributions paid to a Shareholder which is a Tax-Exempt entity and gain on the sale of Shares by a Tax-Exempt Entity (other than those Tax-Exempt Entities described below) will not be treated as UBTI, even if the Company incurs indebtedness in connection with the acquisition of real property or the acquisition or making of a Mortgage, provided that the Tax-Exempt Entity has not financed the acquisition of its Shares of the Company.

     For Tax-Exempt Entities which are social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts, and qualified group legal services plans exempt from federal income taxation under Code sections 501(c)(7), (c)(9),
(c)(17) and (c)(20), respectively, income from an investment in the Company will constitute UBTI unless the organization is able properly to deduct amounts set aside or placed in reserve for certain purposes so as to offset the UBTI generated by its investment in the Company. Such prospective investors should consult their own tax advisors concerning these "set aside" and reserve requirements.

     In the case of a "qualified trust" (generally, a pension or profit sharing trust) holding stock in a REIT, the Revenue Reconciliation Act of 1993 treats the beneficiaries of such a trust as holding stock in the REIT in proportion to their actuarial interests in the qualified trust, instead of the prior law treatment of a qualified trust as a single individual. The Revenue Reconciliation Act of 1993 also requires a qualified trust that holds more than 10% of the shares of a REIT to treat a percentage of REIT dividends as UBTI if the REIT incurs debt to acquire or improve real property. This new rule applies to taxable years beginning in 1994 only if (i) the qualification of the REIT depends upon the application of the "look through" exception (described above) to the restriction on REIT shareholdings by five or fewer individuals, including qualified trusts, and (ii) the REIT is "predominantly held" by qualified trusts. A REIT is "predominantly held" by qualified trusts if either (A) a single qualified trust holds more than 25% by value each owning more than 10% by value, hold in the aggregate more than 50% of the interests in the REIT. The percentage of any dividend paid (or treated as paid) to such a qualified trust that is treated as UBTI is equal to the amount of modified gross income (gross income less directly connected expenses) from the unrelated trade or business of the REIT (treating the REIT as if it were a qualified trust), divided by the total modified gross income of the REIT. A de minimis exception applies where the percentage is less than 5%. Because (i) the Company expects the Shares to be widely held, and (ii) the Declaration of Trust prohibits any Shareholder from owning more than 9.8 percent of the Shares entitled to vote, this new provision should not result in UBTI to any Tax-Exempt Entity.

Statement of Stock Ownership

     The Company is required to demand annual written statements from the record holders of designated percentages of its Shares disclosing the actual owners of the Shares. The Company must also maintain, within the Internal Revenue District in which it is required to file its federal income tax return, permanent records showing the information it has received as to the actual ownership of such Shares and a list of those persons failing or refusing to comply with such demands.

State and Local Taxes

     The tax treatment of the Company and its Shareholders in states having taxing jurisdiction over them may differ from the federal income tax treatment. Accordingly, no discussion of state taxation of the Company, the Shares or the Shareholders is provided herein nor is any representation made as to the tax status of the Company, the Shares or Shareholders in such states. Each Shareholder should consult his own tax advisor as to the status of the Shares under the respective state tax laws applicable to him.

ERISA CONSIDERATIONS

     In considering whether to purchase Shares with the assets of a Qualified Plan, the plan fiduciary should consider (i) whether the investment is in accordance with the documents and instruments governing the Qualified Plan; (ii) whether such an investment, alone and in conjunction with any other plan investment, satisfies the diversification, prudence and liquidity requirements of ERISA, to the extent applicable; (iii) the need to value the assets of the Qualified Plan annually; and (iv) the effect if the assets of the Company are treated as "plan assets" following such investment.

     The plan fiduciary should also recognize that ERISA generally requires that the assets of an employee benefit plan be held in trust and that the trustee, or a duly authorized investment manager (within the meaning of Section 3(38) of ERISA), has exclusive authority and discretion to manage and control the assets of the plan. As discussed below, the Company has received an opinion of Berry, Moorman, King & Hudson, P.C. ("Counsel") that, under current law (and subject to certain reservations and requirements set forth therein), it is more likely than not that the assets of the Company will not be deemed to be "plan assets" if Qualified Plans invest in Shares. In the event that the assets of the Company are nevertheless deemed to be plan assets under ERISA despite such opinion of Counsel, the Trustees and the Advisor would be deemed fiduciaries to each Qualified Plan which purchased Shares. As such, they would be held to the fiduciary standards of ERISA in all Company investments, and the person or persons who have investment discretion over the assets of Qualified Plans subject to ERISA who authorized the investment could be liable under ERISA for investments made by the Company which do not conform to such standards.

     If the Trustees and the Advisors are considered fiduciaries under ERISA and the Code, they will also be "parties in interest" under ERISA (and "disqualified persons" under the Code) with respect to an investing Qualified Plan and one or more of their Affiliates could also be so characterized. ERISA and the Code absolutely prohibit certain transactions between a Qualified Plan and a "party in interest" (or "disqualified person"). Under these rules, certain of the contemplated transactions between the Trustees and the Advisor or any of their Affiliates and the Company could constitute "prohibited transactions" under ERISA and the Code. In such event, certain of the parties involved in the transaction could be required to take any or all of the following actions: (i) undo the transaction, (ii) restore to the Qualified Plan any profit realized on the transaction, (iii) make good to the Qualified Plan any loss suffered by it as a result of such transaction, and (iv) pay an excise tax. If an IRA engages in a prohibited transaction, it could lose its tax-exempt status, but, in that case, the other penalties for prohibited transactions would not apply.

     A fiduciary of a Qualified Plan is prohibited from taking certain actions with respect to the assets of such plan, including investing the assets with respect to which it is a fiduciary in an entity from which the fiduciary could derive a benefit. To prevent a violation of these rules, the Company will not permit the purchase of Shares with assets of any Qualified Plan (including an IRA) if the Company, the Sponsor, the Advisor or any of their Affiliates (i) has investment discretion with respect to the assets of the Qualified Plan to be invested, (ii) regularly gives individualized investment advice which serves as the primary basis for the investment decisions made with respect to such assets, or
(iii) is otherwise a fiduciary with respect to the assets for purposes of the prohibited transaction provisions of ERISA or the Code.

Plan Assets Regulation

     On November 13, 1986, the Department of Labor promulgated a final regulation defining the term "plan assets" for purposes of ERISA and the prohibited transaction rules of the Code (the "Final Regulation"). Under the Final Regulation, when a plan makes an equity investment in another entity, the underlying assets of that entity generally will not be considered plan assets if (1) the equity interest is a "publicly offered security" (as such term is used in the Final Regulation) or a security issued by an investment company registered under the Investment Company Act of 1940, (2) the entity is a "real estate operating company" (as such term is used in the Final Regulation), or (3) equity participation by benefit plan investors is "not significant" (as such term is used in the Final Regulation).

     The Final Regulation provides that a "publicly offered security" is a security that is (i) freely transferable, (ii) part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another, and (iii) sold to the plan as part of an offering of securities to the public pursuant to an effective registration statement under the Securities Act of 1933 and the class of securities of which such security is a part is registered under the Securities Exchange Act of 1934 within 120 days (or such later time as may be allowed by the Securities and Exchange Commission) after the end of the fiscal year of the issuer during which the offering of such securities to the public occurred.

     The underlying assets of the Company will not be considered to be plan assets so long as the Shares remain "freely transferable" under the Final Regulation. The Final Regulation provides that a determination as to whether a security is freely transferable is inherently factual in nature and must be made on the basis of all relevant facts and circumstances. The Final Regulation also provides that if a security is part of an offering in which the minimum investment is $10,000 or less (as the case with the Shares), certain enumerated restrictions on transfer and assignment ordinarily will not, along or in combination, affect a finding that such securities are freely transferable. The preamble to the Final Regulation (which is not considered primary legal authority) goes one step further providing that if the minimum investment requirement is satisfied and there are no transfer restrictions other than those enumerated, the security in effect will be presumed to be freely transferable. A security that is not entitled to the presumption may still qualify as freely transferable if the facts and circumstances so indicate.

     The Company has represented that no restrictions on transferability of the Shares exist other than those set forth in the Declaration of Trust. Accordingly, the Shares should qualify as "freely transferable" under the Final Regulation, and Counsel has rendered an opinion that, if the Shares are "widely held" and properly registered for securities purposes under the requirements described above, it is more likely than not that the Shares will be "publicly offered securities" and that the underlying assets of the Company will not be considered to be plan assets under the Final Regulation.

Annual Valuation

     A fiduciary of a Qualified Plan subject to ERISA is required to determine annually the fair market value of the assets of such Qualified Plan as of the end of such Plan's fiscal year and to file annual reports reflecting such value. In addition, a trustee of an IRA must provide an IRA participant with a statement of the value of the IRA each year.

     Because the Shares are not expected to be listed for quotation and a public market is unlikely to develop until the sale of all of the Shares, it is likely that no determination of the fair market value of a Share will be readily available. In these circumstances, the Declaration of Trust provides that the Company may, but need not, make available to fiduciaries of Qualified Plans an annual good faith estimate of the value of the Company's portfolio of investments, on the basis of their value if then liquidated, and the amount attributable to each Share. There can be no assurance that, if the Company does provide this estimate,
(i) such value could or will actually be realized by the Company or by Shareholders upon liquidation (in part because appraisals or estimates of value do not necessarily indicate the price at which assets could be sold and because no attempt will be made to estimate the expenses of selling any asset of the Company), (ii) Shareholders could realize such value if they were to attempt to sell their Shares, or (iii) such value would comply with the ERISA or IRA requirements described above.

GLOSSARY

     The definitions of certain terms used in this Annual Report are set forth below.

     "Acquisition Expenses" shall mean expenses related to the Company's selection of, and investment in, Mortgage Investments, whether or not acquired or made, including but not limited to legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, title insurance and miscellaneous other expenses.

     "Acquisition Fees" shall mean the total of all fees and commissions, however designated, paid by any party in connection with the origination or acquisition of Mortgages and other Mortgage Investments by the Company. Included in the computation of such fees or commissions shall be any real estate commission, selection fee, development fee, nonrecurring management fee, loan fees or points or any fee of a similar nature, however designated.

     "Adjusted Contributions" shall mean (i) the product of $20 times the number of outstanding Shares, reduced by (ii) the total of cash distributed to Shareholders with respect to the Shares from Disposition Proceeds and the return (if any) of uninvested Net Offering Proceeds.

     "Administrator" shall mean the Company's President who shall be an officer and director of the Company and who, subject to the Trustees, will manage the day-to-day operations of the Company.

     "Advisor" shall mean the person(s) or entity retained by the Trustees that will be responsible for providing advice with respect to developing a model for the Company's portfolio, developing underwriting criteria and monitoring yields and performing other duties as described in the Advisory Agreement, including a person or entity to which an Advisor subcontracts substantially all such functions. Initially the Advisor shall be Mortgage Trust Advisors, Inc., or anyone which succeeds it in such capacity.

     "Advisory Agreement" shall mean the agreement between the Company and the Advisor pursuant to which the Advisor will act as the investment advisor and administrator of the Company.

     "Affiliate" shall mean (i) any Person directly or indirectly controlling, controlled by or under common control with another Person, (ii) any Person owning or controlling 10% or more of the outstanding voting securities or beneficial interests of such other Person, (iii) any executive officer, director, trustee, general partner of such Person, and (iv) if such other Person is an executive officer, director, trustee or partner of another entity, then the entity for which that Person acts in any such capacity.

     "Average Invested Assets" shall mean the average of the aggregate book value of the assets of the Company for any period invested, directly or indirectly, in Mortgage Investments before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of such values at the end of each month during such period.

     "Capital Distributions" shall mean Distributions of: (i) non-reinvested principal payments and (ii) Proceeds of Mortgage
Prepayments, Sales and Insurance.

     "Code" shall mean the Internal Revenue Code of 1986, as amended, or corresponding provisions of subsequent revenue laws.

     "Declaration of Trust" shall mean the Declaration of Trust of the Company, as amended and/or amended and restated from time to time.

     "Disposition Proceeds" shall mean: (1) Proceeds of Mortgage
Prepayments, Sales or Insurance and (2) payments of principal when due which are paid to the Company with respect to Mortgage
Investments and other Mortgages.

     "Distributions" shall mean any cash distributed to Shareholders arising from their interest in the Company.

     "Independent Trustees" shall mean the Trustees who (i) are not affiliated, directly or indirectly, with the Advisor, a Sponsor or any of their Affiliates, whether by ownership of, ownership interest in, employment by, any material business or professional relationship with, or service as an officer or director of the Advisor, a Sponsor or any of their Affiliates, (ii) do not serve as a director or Trustee of more than two other REITs organized by a Sponsor or advised by the Advisor and (iii) perform no other services for the Company, except as Trustees. For this purpose, an indirect relationship shall include circumstances in which a member of the immediate family of a Trustee has one of the foregoing relationships with the Advisor, a Sponsor or the Company.

     "Interim Mortgage Loans" shall mean loans of 12 months or less in term, made to investors for the purchase, renovation and sale of single family homes. Interim Mortgage Loans are "Mortgages" but are not "Mortgage Investments" as that term is defined herein.

     "Mortgage Investments" shall mean the Company's permanent investments in Mortgages. There may be a delay between the time investors purchase Shares and the time the investment proceeds are invested in Mortgage Investments. Until the Company's funds are invested in Mortgage Investments, the Company will invest its funds in short-term investments, including investments with various financial institutions (meeting certain asset or net worth requirements) which may not be insured or guaranteed by a government or government-sponsored entity and in Interim Mortgage Loans.

     "Mortgage Prepayments, Sales or Insurance" shall mean any Company transaction (other than the receipt of base interest, principal payments when due on a Mortgage and the issuance of Shares) including without limitation prepayments, sales, exchanges, foreclosures, or other dispositions of Mortgage Investments and other Mortgages held by the Company or the receipt of insurance proceeds or of guarantee proceeds from any insurer or recoursing party or otherwise, or any other disposition of Company assets.

     "Mortgages" shall mean, in a broad sense, beneficial interests or participation interests in whole mortgages, mortgage certificates, mortgage-backed securities, participation certificates backed by either a single mortgage or a pool of mortgages or interests in pass-through entities which, under the REIT provisions of the Internal Revenue Code, would be considered to be qualifying real estate assets for purposes of the Company's qualification as a REIT (e.g. regular interests in real estate mortgage investment conduits ("REMICs")).

     "Net Assets" or "Net Asset Value" shall mean the total assets of the Company (other than intangibles) at cost before deducting depreciation or other non-cash reserves less total liabilities of the Company, calculated at least quarterly on a basis consistently applied.

     "Net Income" shall mean, for any period, total revenues applicable to such period, less the expenses applicable to such period other than additions to allowances or reserves for depreciation, amortization or bad debts or other similar non-cash reserves; provided, however, that Net Income shall not include any gain from the sale or other disposition of the Company's Mortgage Investments or other assets.

     "Person" shall mean and include individuals, corporations, limited liability companies, limited partnerships, general partnerships, joint stock companies or associations, joint ventures, companies, trusts, banks, trust companies, land trusts, business trusts or other entities and governments and agencies and political subdivisions thereof.

     "Proceeds of Mortgage Prepayments, Sales and Insurance" shall mean receipts from Mortgage Prepayments, Sales or Insurance less the following:

     (i) the amount paid or to be paid in connection with or as an expense of such Mortgage Prepayments, Sales or Insurance; and

     (ii) the amount necessary for the payment of all debts and obligations of the Company including but not limited to fees to the Advisor or Affiliates and amounts, if any, required to be paid to, arising from or otherwise related to the particular Mortgage Prepayments, Sales or Insurance.

     "REIT" shall mean a corporation or trust which qualifies as a real estate investment trust described in sections 856 through 860 of the Code (the "REIT Provisions").

     "REIT Taxable Income" shall mean the taxable income as computed for a corporation which is not a REIT, (ii) without the deductions allowed by sections 241 through 247, 249 and 250 of the Code (relating generally to the deduction for dividends received);
(ii) excluding amounts equal to (a) the net income from foreclosure property, and (b) the net income derived form prohibited transactions; (iii) deducting amounts equal to (x) any net loss derived from prohibited transactions, and (y) the tax imposed by section 857(b)(5) of the Code upon a failure to meet the 95% and/or the 75% gross income tests; and (iv) disregarding the dividends paid, computed without regard to the amount of the net income from foreclosure property which is excluded from REIT Taxable Income.

     "Shareholders" shall mean holders of the Shares.

     "Shares" shall mean the shares of beneficial interest, par value $.01 per share, of the Company.

     "Sponsor" shall mean any person directly or indirectly instrumental in organizing, wholly or in part, the Company or any Person who will control, manage or participate in the management of the Company and any Affiliate of such Person, but does not include
(i) any person whose only relationship with the Company is that of an independent asset manager whose only compensation from the Company is as such, and (ii) wholly-independent third parties such as attorneys, accountants, and underwriters whose only compensation from the Company is for professional services. A Person may also be deemed a Sponsor of the Company by: (i) taking the initiative, directly or indirectly, in founding or organizing the business or enterprise of the Company, either alone or in conjunction with one or more other Persons; (ii) receiving a material participation in the Company in connection with the founding or organizing of the business of the Company, in consideration of the services or property, or both services and property; (iii) having a substantial number of relationships and contacts with the Company; (iv) possessing significant rights to control Company properties; (v) receiving fees for providing services to the Company which are paid on a basis that is not customary in the industry; or (vi) providing goods or services to the Company on a basis which was not negotiated at arms length with the Company.

     "Subordinated Incentive Fee" shall mean the fee paid to the Advisor pursuant to the Advisory Agreement. The Subordinated Incentive Fee shall be equal to 25% of the amount by which the Company's Net Income for a year exceeds a 10% per annum non-compounded cumulative return on its Adjusted Contributions. For each year which it receives a Subordinated Incentive Fee, the Advisor shall also receive 5-year options to purchase 10,000 Shares at the initial offering price of $20 per share. See "Management - Summary of Advisory Agreement".

     "Total Operating Expenses" shall mean all operating, general, and administrative expenses of the Company as determined by generally accepted accounting principles, exclusive of the expenses of raising capital, interest payments, taxes, non-cash expenditures (i.e. depreciation, amortization, bad debt reserve), Acquisition Fees and other costs related directly to a specific Mortgage by the Company, such as expenses for originating, acquiring, servicing or disposing of a Mortgage.

ITEM 2.	DESCRIPTION OF PROPERTY.

Office Lease

     The Company's offices are located inside SCMI's offices.
Pursuant to an oral lease, the Company pays SCMI a monthly rent of $385 for those offices.

Mortgage Investments

     The primary investment policy of the Company is to purchase first lien mortgage notes secured by single family homes. A significant portion of the home buying public is unable to qualify for government insured or guaranteed or conventional mortgage financing. Strict income ratios, credit record criteria, loan-to-value ratios, employment history and liquidity requirements serve to eliminate traditional financing alternatives for many working class home buyers. A large market of what are referred to as "B", "C", "D", and "DD" grade mortgage notes has been generated through utilization of non-conforming underwriting criteria for those borrowers who do not satisfy the underwriting requirements for government insured or guaranteed or conventional mortgage financing. Although there is no industry standard for the grading of those non-conforming loans, the grade is primarily based on the credit worthiness of the borrower. The Company acquires what it considers to be "B", "C" and "D" grade mortgage loans. Typically non-conforming notes bear interest at above market rates consistent with the perceived increased risk of default. In practice, non-conforming notes experience their highest percentage of default in the initial 12 months of the loan. The Company attempts to reduce the rate and expense of early payment defaults through the adherence to investment policies that require the seller of a note to the Company with a payment history of less than 12 months to replace or repurchase any non-performing note and reimburse the Company for any interest, escrows, foreclosure, eviction, and property maintenance costs. In addition to investing in first lien mortgage notes, the Company will also temporarily invest funds in Interim Mortgage Loans which are loans of 12 months or less in term that are made to investors for the purchase, renovation and sale of single family homes. For more information regarding the Company's investment policies, see "Investment Objectives and Policies" contained in Item 1 of this Form 10-KSB.

      As of December 31, 1997, the Company owned 72 first lien mortgage notes with an aggregate unpaid principal balance of $2,823,840. The average first lien mortgage note owned by the Company had an annual interest rate of 11.39%, an unpaid principal balance of $39,220, a term remaining of 308 months, a current annual yield of approximately 12.20%, and loan-to-investment ratio of 83.49%. The notes were acquired for approximately 93.33% of the outstanding unpaid principal balance.

     The Company's investment in 30 Interim Mortgage Loans at December 31, 1997 was $877,275. The Interim Mortgage Loans are secured by first lien mortgage notes which bear interest at 16.75%, paid monthly, have terms of 6 months, and have loan-to-value of no greater than 50%.

     All of the properties that are the security for the Mortgage
Investments and Interim Mortgage Loans are located in Texas. Each of the properties is adequately covered by a mortgagee's title insurance policy and hazard insurance.

ITEM 3. LEGAL PROCEEDINGS.

     No information is required pursuant to this Item.

ITEM 4. SUBMISSION OF MATTERS TO THE VOTE OF SECURITY HOLDERS.

     No items were submitted to a vote of the Company's shareholders during the fourth fiscal quarter.


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is currently no established trading market for the Shares. Although the Company intends to seek to have the Shares listed on NASDAQ or an exchange after the sale of all of the Shares offered in its public offering, there can be no assurance that those efforts will be successful or that an established trading market for the Shares will develop.

     As of December 31, 1997, the Company had 202,508 Shares outstanding, held by 172 shareholders of record.

     The Company intends to continue to reinvest its Disposition Proceeds except to the extent they represent capital gains on loans purchased at a discount. The Company intends to distribute substantially all of its taxable income with respect to each year (which does not ordinarily equal net income as calculated in accordance with GAAP) to its shareholders so as to comply with the REIT provisions of the Code. To the extent the Company has funds available, the Company will declare regular monthly dividends (unless the Trustees determine that monthly dividends are not feasible, in which case dividends would be paid quarterly). Any taxable income remaining after the distribution of the final regular monthly dividend each year will be distributed together with the first regular monthly dividend payment of the following taxable year or in a special dividend distributed prior thereto. The dividend policy is subject to revision at the discretion of the Board of Trustees. All Distributions will be made by the Company at the discretion of the Board of Trustees and will depend on the taxable earnings of the Company, the financial condition of the Company, maintenance of REIT status and such other factors as the Board of Trustees deems relevant.

     Distributions to Shareholders will generally be subject to tax as ordinary income, although a portion of such Distributions may be designated by the Company as capital gain or may constitute a tax-free return of capital. The Company does not intend to declare dividends that would result in a return of capital. Any Distribution to Shareholders of income or capital assets of the Company will be accompanied by a written statement disclosing the source of the funds distributed. If, at the time of distribution, this information is not available, a written explanation of the relevant circumstances will accompany the Distribution and the written statement disclosing the source of the funds distributed will be sent to the Shareholders not later than 60 days after the close of the fiscal year in which the Distribution was made. In addition, the Company will annually furnish to each of its stockholders a statement setting forth Distributions paid during the preceding year and their characterization as ordinary income, capital gains, or return of capital.

     During the year ended December 31, 1997, the Company paid total dividends of $0.85 per Share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

     United Mortgage Trust was formed on July 12, 1996, however operations commenced in March, 1997 when approval was given by the Securities and Exchange Commission for the Company's initial public offering of its Shares. Therefore this report does not contain comparisons of liquidity and results of operations between the year ended December 31, 1996 and December 31, 1997.

     During 1997, the Company purchased 71 first lien mortgage notes with a total unpaid principal balance of $2,793,868. The average first lien mortgage note had an annual interest rate of 11.38%, an unpaid principal balance of $39,350, a term remaining of 303 months, a current annual yield of approximately 12.20%, and loan-to-investment ratio of 83.53%. The notes were acquired for approximately 93.33% of the outstanding unpaid principal balance. One note acquired as of December 31, 1996 had an annual interest rate of 11.5%, an unpaid principal balance of $29,990, a term remaining of 356 months, a current annual yield of approximately 12.34%, and loan-to-investment ratio of 83.34%. The note was acquired for approximately 92.81% of the outstanding unpaid principal balance.

     The total portfolio of Mortgage Investments at December 31, 1997 contained 72 notes, with an annual interest rate of 11.39%, an unpaid principal balance of $39,220, a term remaining of 308 months, a current yield of 12.20%, and a loan-to-investment ration of 83.49%. The notes were acquired for an average of 93.33% of the outstanding unpaid principal balance.

     The Company's investment in 30 Interim Mortgage Loans at December 31, 1997 was $877,275. The Interim Mortgage Loans are secured by first lien mortgage notes which bear interest at 16.75%, paid monthly, have terms of 6 months, and have loan-to-value of 50%. There were no interim mortgage investment at year end December 31, 1996.

     All of the properties that are security for the Mortgage
Investments and Interim Mortgage Loans are located in Texas. Each of the properties is adequately covered by a mortgagees title insurance policy and hazard insurance.

     The Company's Mortgage Investments and Interim Mortgage Loans generated $172,027 of interest income in 1997. Expenses of $122,556 were offset by reimbursement from the Advisor to the Company, of $105,212 for 1997, and an additional $44,917 reimbursing a portion of the 1996 overhead expenses. The Funding Agreement (see Exhibit 2 attached hereto) between Mortgage Trust Advisors, Inc. and the Company, dated December 15, 1997 but effective January 1, 1997 states that the Advisor will fund all of the Company's general and administrative expenses and in turn the Company will contribute to the Advisor as a contribution to the Advisor's overhead costs, on a monthly basis, and amount equal to one-half of 1% of the Company's Average Invested Assets for the immediately preceding month. Total contributions to the Advisor from the Company shall not exceed the lesser of (a) the total of general and administrative expenses funds by the Advisor, or (b) an amount equal to the maximum allowable Total Operating Expenses under the Declaration of Trust. The result was net income of $199,600 for the year ended December 21, 1997. Earnings per share were $2.66.

Capital Resources and Liquidity

     The Company was initially capitalized with $200,000 from the sale of 10,000 Shares to the Advisor in 1996, and is dependent upon proceeds received from the public offering of shares to carry on its proposed business. Initial capital raised was used to organize the Company and fund overhead before operations commenced. The Company intends to utilize the Net Offering Proceeds primarily to invest in mortgages. The Company's shares are registered for sale in Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Michigan, Ohio, Pennsylvania, Texas, and subsequent to December 31, 1997, Utah. Sales of shares commenced March 5, 1997 and will continue until all registered shares have been sold or until March 4, 1999.

     On August 8, 1997, the Company had the initial closing of its public offering and $2,537,260 in subscription proceeds were released from escrow. These funds represented 126,863 shares of beneficial interest and 130 investors independent of the Company and each other. As of December 31, 1997, the outstanding shares of the Company were 202,508 owned by 172 separate shareholders. Gross Offering Proceeds from the sale of shares as of December 31, 1997 were $4,050,150. Gross Offering Proceeds of $3,850,150 raised in the year ended December 31, 1997 were allocated as follows: $19,250 to the Selling Group Manager representing 0.5% of the Gross Offering Proceeds for due diligence fees; $385,017 to the Selling Group Manager representing 10% of the Gross Offering Proceeds for Selling Commissions; $895 to the escrow agent representing $5 per shareholder pursuant to the Escrow Agreement as compensation for distributing interest accrued to subscribers; and, $3,644,998 to the Company.

     During the year ended December 31, 1997, the Company had used Net Offering Proceeds to acquire 71 first lien mortgage notes, for $2,607,692 or approximately 93.33% of the outstanding unpaid principal balance of $2,793,868. Sixty-two of the notes acquired were from SCMI, an affiliate of the Advisor. The remaining 9 notes were acquired from private individuals. At December 31, 1997 the Company had used Net Offering Proceeds to pay acquisition fees in the amount of $82,771 to the Advisor, which represents approximately 3% of the unpaid principal balance of the first lien notes acquired. the Company's used $877,275 of Net Offering Proceeds to purchase 30 interim mortgage loans at December 31, 1997.

     The Company began distributions to shareholders on September 29, 1997. Monthly distributions have continued each month thereafter. Annualized distributions for the year ended December 31, 1997 resulted in a 10.7% rate of return. The Company expects to continue to purchase mortgage investments and interim mortgage loans at sufficient discounts and rates to allow for continuing monthly distribution to shareholders equating to a 10% annual rate of return.

     The Company has expanded the selling group to eight broker/dealers, including the Selling Group Manager, First
Financial United Investments Ltd., L.L.P.. The Company will continue to expand the selling group and to register the shares in additional states as deemed appropriate by management.

     The Company intends to continue to invest Net Offering Proceeds from the ongoing sale of shares on a twice a month basis throughout 1998. The Net Offering Proceeds will be invested in mortgage investments and interim mortgage loans similar in nature to those previously acquired by the Company.

     The Company does not anticipate seeking the listing of its shares on a nationally recognized market until the earlier of all 2,500,000 shares registered in the initial public offering have been sold or the expiration of offering period March 4, 1999.

     On March 20, 1997 the Company entered into a Revolving Loan Agreement (the "Agreement") with Abrams Centre National Bank (the "Bank"), wherein The Company can borrow up to $150,000 on a revolving basis for a term of one year from the date of the Agreement. Interest on the outstanding principal balance of the loan is paid monthly at a varying rate per annum which is one (1%) in excess of the bank's prime rate of interest. The borrowing base in the Agreement is the lesser of (a) one hundred (100%) percent of the sum of all amounts paid by The Company for all of its first lien mortgage notes or (b) eighty (80%) percent of the unpaid principal balances of all first lien mortgage notes owned by the Company. Collateral for the Agreement is property in which a security interest is held by the Company. As security for the prompt satisfaction of all obligations of the Agreement, the Company agreed to assign, transfer and set over to the Bank all of its right, title and interest in and to the Collateral. As of December 31, 1997, the drawn down balance of the Revolving Line of Credit was $138,000. The Company is currently negotiating with the lending bank to increase its line of credit to $500,000 with the same terms stated above. (See Exhibit 1 attached hereto.)

     The Company is producing, and plans to continue producing, net interest income on its mortgage portfolio while maintaining strict cost controls in order to generate net income for monthly distribution to its shareholders.

     The Company operates, and plans to continue to operate, in a manner that will permit it to qualify as a REIT for federal income tax purposes. As a result of REIT status, the Company is permitted to deduct distributions to shareholders, thereby effectively eliminating the "double taxation" that generally results when a corporation earns income and distributes that income to stockholders in the form of dividends.





ITEM 7. FINANCIAL STATEMENTS.

UNITED MORTGAGE TRUST

                                                    Page
Independent Auditors' Report

Balance Sheets as of December 31, 1997 and 1996

Statements of Operations
     Year Ended December 31, 1997 and the Period from July 12, 1996 (Date of Inception) to December 31, 1996

Statements of Changes in Shareholders' Equity
     Year Ended December 31, 1997 and the
       Period from July 12, 1996
       (Date of Inception) to December 31, 1996

Statements of Cash Flows
     Year Ended December 31, 1997 and the
        Period from July 12, 1996
       (Date of Inception) to December 31, 1996

Notes to Financial Statements




INDEPENDENT AUDITORS' REPORT



Board of Trustees
United Mortgage Trust

We have audited the accompanying balance sheets of United Mortgage Trust as of December 31, 1997 and 1996, and the related statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 1997 and the period from July 12, 1996 (date of inception) to December 31, 1996. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Mortgage Trust as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997 and the period from July 12, 1996 (date of inception) to December 31, 1996, in conformity with generally accepted accounting principles.


                             Jackson & Rhodes P.C.


Dallas, Texas
February 18, 1998 (Except as to Note 1, which is as of March 16, 1998)

UNITED MORTGAGE TRUST




BALANCE SHEETS




December 31, 1997 and 1996









ASSETS





1997

1996






Cash
 $       248

 $  13,051

Investment in first lien mortgage notes
2,722,036

27,834

Interim mortgage notes
877,275

      -

Deferred offering costs
        -

   126,563

Accrued interest receivable
      38,746

       137

Receivable from affiliate (Note 5)
      12,116

      -

Equipment, less accumulated




 depreciation of $736 and $216
       1,850

     2,370

Other assets
       2,337

       917







 $ 3,654,608

 $ 170,872






LIABILITIES AND SHAREHOLDERS' EQUITY









Liabilities:




Note payable (Note 3)
 $   138,000

 $    -

Dividend payable
33,799

      -

Accounts payable and accrued
liabilities
         883

    17,876


172,682

17,876

Commitments and contingencies (Note 6)
        -

      -






Shareholders' equity:




Shares of beneficial interest; $.01 par




value; 100,000,000 shares authorized;




202,508 & 10,000 shares outstanding
2,025

100

Additional paid-in capital
3,467,964

199,900

Retained earnings (deficit)
11,937

(47,004)

Total shareholders' equity
3,481,926

152,996







 $ 3,654,608

 $ 170,872






See accompanying notes to financial
statements.





UNITED MORTGAGE TRUST




STATEMENTS OF OPERATIONS




Year Ended December 31, 1997




and the Period From




July 12, 1996 (Date of Inception)




to December 31, 1996










1997

1996

Revenues:




Interest income
 $ 172,027

 $     859






Expenses:




Salaries and wages
62,198

37,977

General and administrative
    52,554

     9,886

Interest expense
     7,804

      -

Expense reimbursement from




 affiliate (Note 5)

(150,129)

      -


(27,573)

47,863






Net income (loss)
 $ 199,600

 $
(47,004)






Net income (loss) per share




 of beneficial interest
 $    2.66

 $
(4.70)






Weighted average shares outstanding
75,089

10,000











See accompanying notes to financial
statements.





UNITED MORTGAGE TRUST










STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY










Year Ended December 31,
1997










and the Period From July 12, 1996 (Date of
Inception)










to December 31, 1996






















Shares of

Beneficia
l

Additional

Retained




Interest



Paid-in

Earnings




Shares

Amount

Capital

(Deficit)

Total

Sale of Shares of










beneficial interest
10,000

 $   100

 $  199,900

 $  -

 $  200,000












Net loss

-


-

          -

(47,004)


(47,004)












Balance, December 31, 1996
  10,000

     100

    199,900

 (47,004)

    152,996












Proceeds from shares
issued
192,508

1,925

3,443,064

    -

  3,444,989












Offering costs
    -

    -

(175,000)

    -


(175,000)












Dividends ($.85 per share)
    -

    -

       -

(140,659)


(140,659)












Net income
    -

    -

       -

 199,600

    199,600












Balance, December 31, 1997
202,508

 $ 2,025

 $3,467,964

 $11,937

 $3,481,926












See accompanying notes to financial
statements.











UNITED MORTGAGE TRUST




STATEMENT OF CASH FLOWS




Year Ended December 31, 1997




and the Period from




July 12, 1996 (Date of Inception)




to December 31, 1996










1997

1996

Cash flows from operating activities:




Net income (loss)
 $  199,600

 $
(47,004)

Adjustments to reconcile net




 income (loss) to net cash provided




 by (used in) operating activities:




  Depreciation and amortization
700

299

  Amortization of discount on mortgage
notes
(10,277)

      -

  Accrued interest receivable
(38,609)

(137)

  Other assets
(1,600)

(1,000)

  Accounts payable and accrued liabilities
16,806

17,876

Net cash provided by (used in)




 operating activities
166,620

(29,966)

Cash flows from investing activities:




  Investment in first lien mortgage notes
(2,607,692)

(27,834)

  Principal receipts on first




   lien mortgage notes
6,538

      -

  Investment in interim mortgage notes
(877,275)

      -

  Loan acquisition cost
(82,771)

      -

  Purchase of equipment
       -

(2,586)

Net cash used in investing activities
(3,561,200)

(30,420)

Cash flows from financing activities:




  Proceeds from issuance of shares




   of beneficial interest
3,444,989

200,000

  Offering costs
(48,437)

(126,563)

  Net borrowings on note payable
138,000

      -

  Receivable from affiliate
(12,116)

      -

  Dividends
(140,659)

      -

Net cash provided by financing activities
3,381,777

73,437

Net increase (decrease) in cash

(12,803)

    13,051

Cash at beginning of year
13,051

      -

Cash at end of year
 $      248

 $  13,051

Interest paid
 $    7,804

 $    -






See accompanying notes to financial
statements.






NOTES TO FINANCIAL STATEMENTS
For the Years  Ended December 31, 1997 and 1996

1. Description of Business

The Company

United Mortgage Trust (the "Company") is a Maryland real estate investment trust which intends to qualify as a real estate investment trust (a "REIT") under federal income tax laws. The Advisor to the Company is a shareholder, Mortgage Trust Advisors, Inc., (the "Advisors") a Texas corporation. The Company will invest exclusively in first lien, fixed rate mortgages secured by single family residential property throughout the United States. Such loans will be originated by others to the Company's specifications or to specifications approved by the Company. Most, if not all, of such loans will not be insured or guaranteed by a federally owned or guaranteed mortgage agency.

The Company is currently offering up to 2,500,000 shares in a public offering at an offering price of $20 per share. During 1998 (as of March 16, 1998), the Company had sold an additional 125,186 shares aggregating Net Offering Proceeds of $2,240,484.

2. Summary of Significant Accounting Policies

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and certificates of deposit with original maturities of less than three months.

Investment in First Lien Mortgage Notes

First lien mortgage notes are carried at the lower of aggregate cost or market net of loan acquisition fees and discounts on notes.

First Lien Mortgage Notes and Interim Mortgage Notes

First lien mortgage notes and interim mortgage notes are recorded at the lower of cost or estimated net realizable value, net of discounts and including loan acquisition costs. The mortgage notes and liens are collateralized by real property owned by the borrowers. Loan acquisition fees are incurred when the Company purchases the first lien mortgages. Approximately $82,771 was paid to the Advisors in connection with these fees.

The loan acquisition fee and the discount on the notes are amortized using the interest method over the estimated life of the mortgages (5-1/2 years). Unamortized discount and loan acquisition costs amounted to $178,057 at December 31, 1997.

Offering Costs

Costs incurred related to the Company's proposed public offering were deferred and offset against the proceeds in 1997.

Office Equipment

Office equipment is recorded at cost and depreciated by the straight-line method over the five-year expected useful lives of the assets. Expenditures for normal maintenance and repairs are charged to income, and significant improvements are capitalized.

Income Taxes

The Company intends to qualify as a REIT under the Internal
Revenue Code of 1986 as amended (the "Code").   A REIT is
generally not subject to federal income tax on that portion of its REIT taxable income ("Taxable Income") which is distributed to its shareholders provided that at least 95% of Taxable Income is distributed. No provision for taxes will be made in the financial statements, as the Company believes it is in compliance with the Code.

Earnings Per Share

Earnings per share is computed by dividing net income (loss) by the weighted average number of shares of beneficial interest outstanding during each period.

3. Note Payable

The Company has an 11% note payable maturing on March 20, 1998, collateralized with the assignment of certain first lien mortgage notes.

4.	Employment Contract/Stock Options

The Company has entered into an employment agreement with its Chairperson which provides for a salary plus a bonus equal to 25% multiplied by the amount which the Company's administrative expenses fall below the approved administrative budget. The Chairperson has received options to purchase 2,500 shares of Trust stock at $20 per share. The Chairperson also will receive, at the end of each year of service for five years, additional options to purchase 2,500 shares of Trust stock at $20 per share.

For each year in which they serve, each Trustee of the Company also receives 5-year options to purchase 2,500 shares of the Company stock at $20 per share. Options aggregating 7,500 shares had been issued to the Trustees as of December 31, 1997.

5. Related Party Transactions

The Company leases its office space from an affiliate under terms of a month-to-month lease at $385 per month. Rent expense amounted to $3,540 for the year ended December 31, 1997 and $2,660 for the period ended December 31, 1996.

The Company purchased first lien mortgage notes from South Central Mortgage, Inc., a related party, for $2,607,692 for the year ended December 31, 1997. The Company has also entered into a Mortgage Servicing Agreement with South Central Mortgage, Inc., incurring service fees of $3,834 during 1997. The Company also paid acquisition fees of $82,771 to the Advisor during 1997.

In 1997, the Company entered into a Funding Agreement with the Advisors whereby the Advisors agreed to fund the Company's general and administrative expenses. In consideration of the agreement, the Company will contribute to the Advisor, as a contribution to the Advisor's overhead on a monthly basis, an amount equal to .5% (one-half of one percent) of the Company's average invested assets for the immediately preceding month. A similar agreement applies to the 1996 period and $44,917 of the expense reimbursement for 1997 relates to 1996 expenses.

6. Commitments and Contingencies

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk are primarily temporary cash investments and mortgage notes receivable. The Company places its temporary cash investments with major financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. The majority of all first lien mortgage notes receivable are "Sub-Prime, B and C Grade" notes secured by single family homes, principally in the Dallas/Fort Worth Metropolitan area.

Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies.

The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents, receivables and accounts payable approximate carrying value due to the short-term maturity of the instruments. The fair value of first lien mortgage notes approximates carrying value based on their effective interest rates compared to current market rates.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company has not had any changes in its accountants or any disagreements with its accountants that are required to be disclosed pursuant to this item.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND    CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The Trustees are responsible for the overall management and control of the affairs of the Company. The Trustees employ the Company's President to act as Administrator to manage the day-to-day operations of the Company and have retained the Advisor to use its best efforts to seek out and present to the Company suitable and a sufficient number of investment opportunities which are consistent with the investment policies and objectives of the Company. The Company may acquire Mortgage Investments from SCMI and will utilize the services of SCMI to service some or all of the Mortgages acquired by the Company.

     The Company's Declaration of Trust provides for not less than three nor more than nine Trustees, a majority of whom must be Independent Trustees, except for a period of 60 days after the death, removal or resignation of an Independent Trustee. Each Trustee will serve for a one year term. There are currently five Trustees of the Company, three of whom are Independent Trustees.

Trustees and Officers of the Company

     The Trustees and officers of the Company are as follows:

Name                         Age      Offices Held

Christine "Cricket" Griffin  45     Trustee, Chairman of
                            the Board and
                 President
Richard D. O'Connor, Jr.     43     Trustee
Paul R. Guernsey             47     Independent Trustee
Douglas R. Evans             52     Independent Trustee
Michele A. Cadwell           46     Independent Trustee

     Christine "Cricket" Griffin has been President and a Trustee of the Company since July, 1996. In her capacity as President, she is also the Administrator of the Company. From June, 1995 until July, 1996, Ms. Griffin served as Chief Financial Officer of SCMI, a Texas based mortgage banking firm that is an Affiliate of the Advisor and that sells Mortgages and provides mortgage servicing services to the Company. Her responsibilities at SCMI included day to day bookkeeping through financial statement preparation, mortgage warehouse lines administration, and investor communications and reporting. Additionally, Ms. Griffin was responsible for researching and implementing a note servicing system for SCMI and its subservicer. Before joining SCMI, Ms. Griffin was Vice President of Woodbine Petroleum, Inc., a publicly traded oil and gas company for 10 years, during which time her responsibilities included regulatory reporting, shareholder relations, and audit supervision. Ms. Griffin is a 1978 graduate of George Mason University, Virginia with a Bachelor of Arts degree, summa cum laude, in Politics and Government.

     Richard D. O'Connor, Jr. has been a Trustee of the Company since July, 1996 and, prior to August, 1997 was an Independent
Trustee of the Company.   In 1998 Mr. O'Connor became a shareholder
of Stollenwerck, Moore & Silverberg, P.C., a Dallas law firm. From 1993 to 1998, Mr. O'Connor practiced law as a sole practitioner specializing in the areas of real estate, business and contract law. Between 1985 and 1993, Mr. O'Connor was a partner with the Dallas law firm of Scoggins, O'Connor and Blanscet. Between 1989 and 1993, Mr. O'Connor was an attorney in the real estate department of J.C. Penney Corporation. Mr. O'Connor received a Bachelor of Business Administration degree from the University of Texas at Austin in 1976, and a J.D. degree from the University of Houston in 1978. Mr. O'Connor has been Board Certified in Commercial Real Estate law by the Texas Board of Legal Specialization since 1987.

     Paul R. Guernsey has been an Independent Trustee of the Company since July, 1996. Since 1993 Mr. Guernsey has been a partner and chief financial officer of The Hartnett Group, Ltd. and related companies. These companies invest primarily in the financial markets, income and non-income producing real estate development, and residential mortgage loans. From 1991 through 1993 Mr. Guernsey was chief financial officer of American Financial Network, Inc. a public company which operated a computerized loan origination network, seven residential mortgage brokerage companies, and a wholesale mortgage brokerage operation. From 1987 through 1991 he was chief financial officer and then vice president of operations for Discovery Learning Centers, Inc., a chain of child care centers. From 1986 to 1987 he worked with James Grant & Associates, a Dallas based merchant banking firm. From 1973 through 1985 he served in the audit, tax and management services departments of both a regional CPA firm, and as a partner of a local firm in Michigan. Mr. Guernsey is an Independent Trustee. Mr. Guernsey graduated with a Bachelors Degree in Business (Accounting) from Ferris State University, Michigan in 1973 and is a member of the American Institute of CPA's and Texas Society of CPA's.

     Douglas R. Evans has been an Independent Trustee of the Company since July, 1996. Since February 1995, Mr. Evans has been a Principal of PetroCap, Inc., a firm that provides investment and merchant banking services to a variety of clients active in the oil and gas industry. From 1987 until February 1995 Mr. Evans was President and Chief Executive Officer of Woodbine Petroleum, Inc., which was a publicly traded oil and gas company until it was taken private through a merger in September, 1992. As part of his responsibilities at Woodbine, Mr. Evans managed and negotiated the sale of the parent company's REIT portfolio including mortgages and real property. Mr. Evans has been a licensed real estate broker in Texas since 1979 and a licensed real estate agent since 1976. Mr. Evans is an Independent Trustee. Mr. Evans received an MBA from Southern Methodist University in 1972 and a Bachelors of Arts degree from the University of North Carolina in 1967.

     Michele A. Cadwell has been an Independent Director of the Company since August, 1997. Ms. Cadwell is an attorney who has worked in the oil and gas industry since 1980 as an employee of Enserch Exploration, Inc. Ms. Cadwell's position with Enserch was Senior Land Representative. Her primary responsibilities have included drafting and negotiating exploration and marketing agreements, analysis of legislation and regulatory proposals, researching complex mineral titles, organization and management of non-core property divestitures, settlement of land owner disputes and advising and testifying on matters before the Oklahoma Corporation Commission. Ms. Cadwell is a 1974 graduate of the University of Oklahoma with a Bachelors of Arts Degree in English and a Juris Doctor Degree in 1978. She is admitted to both the Oklahoma and Texas bars.

The Administrator

     The Company is self-administered with the Company's President acting as Administrator and managing the day-to-day operations of the Company, subject to the supervision of the Company's Board of Trustees. The Administrator, Christine "Cricket" Griffin, is the President and a Trustee of the Company.

The Advisor

     The Advisor is Mortgage Trust Advisors, Inc., a Texas corporation. The Advisor has been retained to use its best efforts to seek out and present to the Company, whether through its own efforts or those of third parties retained by it, suitable and a sufficient number of investment opportunities which are consistent with the investment policies and objectives of the Company and consistent with such investment programs as the Trustees may adopt from time to time in conformity with the Declaration of Trust. The services of the Advisor include managing the Company's development of investment guidelines, overseeing servicing, negotiating purchases of loans and overseeing the acquisition or disposition of investments, and managing the assets of the Company.

     The directors and officers of the Advisor are set forth below. These officers of the Advisor may also provide services to the
Company on behalf of the Advisor.

Name                    Age   Offices Held

Todd Etter              47    President
Timothy J. Kopacka      38    Vice President/Secretary
James P. Hollis         57    Vice President
Dan H. Hill             47    Vice President/Treasurer

     Todd Etter is a 1972 graduate of Michigan State University. Since 1992 Mr. Etter has been President of South Central Mortgage, Inc. ("SCMI"), a Dallas based mortgage banking firm that he founded and of which he is the sole beneficial shareholder. From 1980 through 1987, Mr. Etter was President of South Central Securities, a NASD member firm Broker-Dealer that he founded. From 1972 through 1979 he was Vice President of Crawford, Etter and Associates, a developer, builder and marketer of residential properties.

     Timothy J. Kopacka, a Certified Public Accountant, received a Bachelors of Arts degree in Accounting and Finance from Michigan State University. He is a member of the Michigan Association of CPA's, the Hawaii Association of Public Accountants and the American Institute of CPA's. Mr. Kopacka is a registered securities representative and insurance agent. Since 1984 he has been President of Kopacka & Associates, Inc., dba Grosse Pointe Financial, a financial advisory firm. From 1980 to 1983 he was employed with Deloitte, Haskins & Sells, an international accounting and consulting firm. From 1983 through 1986, Mr. Kopacka was Chief Financial Officer for Federal Tax Workshops, Inc., an educational and consulting firm for CPA's. From 1987 to 1990 he served as Vice President of Marketing and Operations for Kemper Financial Services in their retirement plans division.

     James P. Hollis is a Chartered Life Underwriter (CLU) and a Fellow, Life Management Institute (FLMI) in pension planning. Mr. Hollis has a business degree from Chattanooga State College, Tennessee. Since 1995, he has been Vice President of First Financial USA, Inc. ("FFUSA"), a financial products marketing company with offices in Houston, Texas and Longwood, Florida. Mr. Hollis is also Vice President of H&H Services, Inc., the general partner of the Selling Group Manager. Mr. Hollis is also a Regional Director for Surety Life Insurance Company, a member of the Allstate Insurance Group, and Marketing General Agent for All American Life Insurance Company, a member of the US Life Group since 1991.

     Dan H. Hill has a Bachelor of Business Administration degree in accounting. Mr. Hill currently maintains an insurance license, a securities license and a real estate brokers license. Since 1995, Mr. Hill has been President of First Financial USA, Inc., a national financial products marketing company, in charge of financial operations. Mr. Hill is also President of H&H Services, Inc., the general partner of the Selling Group Manager. In 1994 he founded First Financial Management Group, a financial planning firm specializing in tax planning for small businesses. Since 1978, he has owned and operated D.H. Hill Financial Services, a diversified financial services firm, involved in insurance, real estate and securities. Prior to that he was the Project Accountant for the Brown & Root, Inc. North Slope Project.

Summary of the Advisory Agreement

     The Company with the approval of the Trustees, including all of the Independent Trustees, has entered into a contract with the Advisor (the "Advisory Agreement') under which the Advisor is obligated to use its best efforts to develop and present to the Company, whether through its own efforts or those of third parties retained by it, suitable and a sufficient number of investment opportunities which are consistent with the investment policies and objectives of the Company and consistent with such investment programs as the Trustees may adopt from time to time in conformity with the Declaration of Trust. Although the Trustees have continuing exclusive authority over the management of the Company, the conduct of its affairs and the management and disposition of the Company's assets, the Trustees have initially delegated to the Advisor, subject to the supervision and review of the Trustees and consistent with the provisions of the Company's Declaration of Trust, the power and duty to: (i) develop underwriting criteria and a model for the Company's investment portfolio; (ii) acquire, retain or sell Mortgage Investments; (iii) seek out, present and recommend investment opportunities consistent with the Company's investment policies and objectives, and negotiate on behalf of the Company with respect to potential investments or the disposition thereof; (iv) pay the debts and fulfill the obligations of the Company, and handle, prosecute and settle any claims of the Company, including foreclosing and otherwise enforcing mortgages and other liens securing investments; (v) obtain for the Company such services as may be required for mortgage brokerage and servicing and other activities relating to the investment portfolio of the Company; (vi) evaluate, structure and negotiate prepayments or sales of Mortgage Investments; (vii) from time to time, or as requested by the Trustees, make reports to the Company as to its performance of the foregoing services and (viii) to supervise other aspects of the business of the Company.

     The original term of the Advisory Agreement terminates on August 8, 1998 (one year from the date on which the first closing on Shares sold pursuant to the Company's initial public offering occurred). Thereafter, the Advisory Agreement may be renewed annually by the Company, subject to an evaluation of the performance of the Advisor by the Trustees. The Advisory Agreement may be terminated (i) without cause by the Advisor or (ii) with or without cause by a majority of the Independent Trustees, each without penalty, and each upon 60 days' prior written notice to the non-terminating party.

     For a description of the compensation to be paid to the Advisor in consideration of the services it will render to the Company, see " Item 12. Certain Relationships And Related
Transactions".

     The Declaration of Trust provides that the Independent Trustees are to determine, at least annually, that the amount of compensation which the Company contracts to pay the Advisor is reasonable in relation to the nature and quality of the services performed, based on the factors set forth in the Declaration of Trust and such other factors as they deem relevant, including the size of the fee in relation to the size, composition and profitability of the portfolio of the Company, the success of the Advisor in generating opportunities that meet the investment objectives of the Company, the rates charged to other REITs and to investors other than REITs by advisors performing similar services, the amount of additional revenues realized by the Advisor and its Affiliates for other services performed for the Company, the quality and extent of service and advice furnished by the Advisor, the performance of the investment portfolio of the Company and the quality of the portfolio of the Company in relationship to the investments generated by the Advisor for its own account.

     The Company shall reimburse the Advisor for: (i) the actual costs to the Advisor or its Affiliates of goods, materials and services used for and by the Company obtained from unaffiliated parties except for note servicing, which shall be performed by an Affiliate of the Advisor and unaffiliated third parties on terms no less favorable than those that would be paid to independent third parties for comparable services; (ii) administrative services, if any, necessary to the operation of the Company (other than the costs of the Advisor's personnel and other expense items generally falling under the category of the Advisor's overhead directly related to performance of services for which it is otherwise receiving fees hereunder, which costs will be borne by the Advisor) and (iii) the costs of certain personnel employed by the Company and directly involved in the organization and business of the Company (including persons who may also be employees or officers of the Advisor and its Affiliates) and for legal, accounting, transfer agent, reinvestment and redemption plan administration, data processing, duplicating and investor communications services performed by employees or officers of the Advisor and its Affiliates which could be performed directly for the Company by independent parties. The amounts charged to the Company for services performed pursuant to clause (ii) above will not exceed the lesser of (a) the actual cost of such services, or (b) the amount which the Company would be required to pay to independent parties for comparable services. No reimbursement will be allowed to the Advisor for services performed pursuant to clause (ii) above unless the Advisor or its personnel or Affiliates have the appropriate experience and expertise to perform such services. The Company will reimburse the Advisor for any travel expenses incurred in connection with the services provided hereunder and for advertising expenses incurred by it in seeking any investments or seeking the disposition of any investments held by the Company.

SCMI

    The Company acquires Mortgage Investments from SCMI and utilizes the services of SCMI to service some or all of the Mortgages acquired by the Company. SCMI is a Texas based mortgage bank of which the sole beneficial shareholder is Todd Etter, an officer and principal shareholder of the Advisor. Ms. Christine Griffin, a Trustee and Administrator of the Company was previously the Chief Financial Officer of SCMI. Since its inception in 1992, SCMI has purchased more than 1,500 residential mortgage notes totaling approximately $60,000,000. SCMI sells whole notes to institutional and private investors. SCMI also offers note servicing on notes it sells. SCMI currently services over 1,500 loans totaling approximately $60,000,000. SCMI originates loans only to facilitate the sale of foreclosed property or real estate owned by SCMI.

ITEM 10. EXECUTIVE COMPENSATION.

     The following Summary Compensation Table sets forth information concerning compensation earned in the year ended
December 31, 1997 and for the period from July 12,1996 (date of inception) to December 31, 1996 by the Company's Chief Executive
Officer, who is the Company's only executive officer.

                Summary Compensation Table

                   Annaul Compensation     Long Term
                                        Compensation
                                             Shares
                                           Underlying
Name and Pricnipal  Year  Salary  Bonus(1)  Options
    Position
Christine Griffin,  1997  $60,000   $0       2,500
President
                    1996  $30,000   $0        0


(1) Pursuant to her employment agreement, Ms. Griffin is entitled to receive a bonus equal to 25% of the amount by which the Company's administrative expenses for the year fall below the approved administrative budget

     The following table sets forth, for each of the executive officers named in the Summary Compensation Table above, certain information concerning stock options granted during the 1997 fiscal year.

Name
Number of
Shares
Underlying
Options
Granted
Percent of
Total Options
Granted to
Employees in
1997
Exercise
Price
Per Share
Expiration
Date


Christine
Griffin

2,500

100%

$20.00

12/31/02


     The following table sets forth, for the executive officers named in the Summary Compensation Table above, certain information regarding the exercise of stock options during the 1997 fiscal year and the value of options held at fiscal year end:

Aggregated Option Exercises In Last Fiscal Year And
          Fiscal Year-End Option Values

                             Number of Shares   Value of
          Shares     Value      Underlying     Unexercised
         Acquired   Realized    Unexercised    In-the-Money
       on Exercise             Options at Fiscal Year End
                                Exercisable/Unexercisable
Name
Christine
  Griffin   0         $0         2,500/0          $0/$0

     (1) The value of unexercised options is based on the market value of the underlying shares at fiscal year end, minus the exercise price.

Employment Agreement

     The Administrator has entered into an employment agreement with the Company whereby she serves as Trustee, President, Chief Operating Officer and Administrator of the Company. That agreement is for a term of one year, to be reviewed annually with the approval of a majority of Independent Trustees. The agreement provides for the Administrator to receive: (1) an annual salary of $60,000; (2) a bonus equal to 25% of the amount by which the Company's administrative expenses for the year fall below the approved administrative budget; and (3) for each year of service, 5-year stock options to purchase 2,500 Shares at an exercise price of $20 per Share (up to a maximum of options for 12,500 Shares). The Agreement was renewed by the Trustees of the Company as of July 1, 1997 for a one year term.

Compensation of  Trustees

     Trustees who are not Independent Trustees do not receive any compensation for acting as Trustees. Independent Trustees are entitled to receive the greater of $1,000 per meeting or $4,000 per year. For each year in which they serve, each Independent Trustee shall also receive 5-year options to purchase 2,500 Shares at an exercise price of $20 per Share (not to exceed 12,500 shares per Trustee). During 1997, the Independent Trustees each received $1,000 and waived their rights to additional fees and each Independent Trustee who served during all of 1997 also received 5-year stock options to purchase 2,500 Shares at an exercise price of $20 per Share.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     As of December 31, 1997, the Company had 202,508 Shares issued and outstanding. The following table sets forth certain information regarding the beneficial ownership of the Shares as of December 31, 1997 by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Shares, (ii) each of the Company's Trustees and executive officers named in Item 10, and (iii) all of the Company's trustees and executive officers as a group. Except as indicated in the footnotes to this table, the persons named in the table, based on information provided by such persons, have sole voting and sole investment power with respect to all Shares shown as beneficially owned by them, subject to community property laws where applicable.

                          Number of    Percent
Name and Address          Shares (1)   of Class
Christine "Cricket"
    Griffin(2)               2,500     (3) 1.2%
Richard D. O'Connor, Jr.(2)      0     (3)   0%
Paul R. Guernsey(2)          2,500   	  (3) 1.2%
Douglas R. Evans(2)          2,500     	(3) 1.2%
Michele A. Cadwell(2)        2,500	     (3) 1.2%

All Trustees and
Executive Officers as a
Group (5 persons)	           10,000     (4) 4.7%

(1) For purposes of this table, Shares indicated as being owned beneficially include Shares not presently outstanding but which are subject to exercise within 60 days through options, warrants, rights or conversion privileges. For the purpose of computing the percentage of the outstanding Shares owned by a shareholder, Shares subject to such exercise are deemed to be outstanding securities of the class owned by that shareholder but are not deemed to be outstanding for the purpose of computing the percentage by any other person.

(2) A trustee and/or executive officer of the Company. The address of all trustees and executive officers of the Company is c/o the Company, 1701 N. Greenville, Suite 403, Richardson, Texas 75081.

(3) Includes 2,500 Shares issuable upon the exercise of stock options at an exercise price of $20.00 per Share.

(4) Includes the Shares described in footnote (3) above.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Rent Payable to SCMI

     The Company leases its offices from SCMI for a monthly rent of $385 pursuant to an oral lease.

Commissions, Fees and Shares Issued to Selling Group Manager

     The Shares that the Company is selling in its initial public offering are being distributed by First Financial United Investments Ltd., L.L.P. (the "Selling Group Manager"), a registered broker-dealer and member of the National Association of Securities Dealers, Inc. ("NASD"), on a "best efforts" basis through participating NASD member firms ("Selected Dealers") that are selected by the Selling Group Manager. Messrs. James Hollis and Dan Hill, directors and officers of the Advisor, are principal shareholders and officers of the general partner of the Selling Group Manager.

     The Selling Group Manager receives a commission of 10% of the Gross Offering Proceeds (subject to any volume discounts for Institutional Investors), plus 0.5% of the Gross Offering Proceeds as a due diligence fee. The Selling Group Manager may, in its sole discretion, provide volume discounts of up to 2% on a negotiated basis to Institutional Investors who purchase at least 50,000 Shares. The application of any volume discounts will reduce the amount of commissions that would be paid to the Selling Group Manager but will not change the Net Offering Proceeds to the Company. The Selling Group Manager will pay to Selected Dealers a commission equal to 4% of the offering price of Shares sold through them unless a higher commission (up to, but not exceeding, 8%) is designated by the Selling Group Manager. The Selling Group Manager will also receive, for nominal consideration, Shares (the "SGM Shares") equal to 0.5% of all Shares sold (12,500 Shares if all Shares offered in the initial public offering are sold). The Selling Group Manager may allocate all or a portion of the SGM Shares to Selected Dealers and registered representatives of the Selling Group Manager. The Company has agreed to indemnify the Selling Group Manager with respect to certain liabilities, including liabilities under the Securities Act of 1933.

     During the year ended December 31, 1997, the Selling Group
Manager received a total of $385,017 in commissions, $19,250 in due diligence fees and no SGM Shares from the Company.

Purchase of Mortgage Investments From SCMI

     The Company obtains Mortgage Investments from several sources, including SCMI or other Affiliates of the Advisor. All Mortgage Investments purchased from SCMI or other Affiliates of the Advisor are purchased at prices no higher than those that would be paid to unaffiliated third parties for mortgages with comparable terms, rates, credit risks and seasoning. SCMI may realize a gain or a loss on the sale of a Mortgage Investment that it sells to the Company, with the amount of that gain or loss depending upon the price it paid for that Mortgage Investment and the price at which it sells it to the Company.

     SCMI has agreed that, in the event that the obligor on any Mortgage seasoned less than 12 months sold by or through SCMI or any of its Affiliates to the Company defaults in the making of any payment or other obligation thereon during the period ending one year after the acquisition of such Mortgage by the Company, then SCMI shall purchase or repurchase the Mortgage from the Company or the Company's assignee at a price on the date of such purchase computed as the total unpaid principal balance due thereon, plus accrued interest to the date of the purchase, plus insurance premiums, taxes and any other amounts expended by the Company in the maintenance, protection or defense of its interest therein or in the real property, including reasonable attorneys' fees. SCMI may satisfy its obligations under the foregoing purchase or repurchase requirement by either:

     (a)Assigning and transferring to the Company a replacement Mortgage or Mortgages, provided: (i) the real property securing the replacement Mortgage(s), the creditworthiness of the obligor on the replacement Mortgage(s) and other general underwriting criteria are reasonably acceptable to the Company; and (ii) the value of the replacement Mortgage(s) at the date of transfer to the Company shall be computed by the Company in accordance with its then applicable pricing schedule for acquisition of such Mortgages, giving due regard to principal balance, interest rate, term, amortization and other general factors used by the Company for acquisition of such Mortgages at such time; or

     (b) Funding by SCMI, on a month to month basis, to the Company of all lost interest, tax and insurance escrow payments, as well as any costs incurred by the Company related to curing the default or obtaining title to and possession of the property securing the defaulted obligation, including by not limited to foreclosure, deed in lieu of foreclosure, bankruptcy claims or motions, evictions, maintaining and/or securing the property and remarketing costs less any additional down payments or settlements received by the Company.

     During the year ended December 31, 1997, the Company paid SCMI a total of $2,607,692 to purchase 71 Mortgage Investments with an aggregate outstanding principal balance of $2,793,868.

Loan Servicing Fee Payable to SCMI.

     The Company utilizes the services of SCMI and nonaffiliated third parties to service the mortgages acquired by the Company.
For its efforts in servicing those mortgages, SCMI is paid a fee equal to 0.5% of the principal balance of the mortgages being serviced by SCMI, a rate the Company believes is a competitive rate that is no higher than the rates charged by unaffiliated third parties. The servicing of the mortgages includes the collection of monthly payments from the borrower, the distribution of all principal and interest to the Company, the payment of all real estate taxes and insurance to be paid out of escrow, regular distribution of information regarding the application of all funds received and enforcement of collection for all delinquent accounts, including foreclosure of such account when and as necessary. The amount of loan servicing fees paid to SCMI will depend upon the principal balance of the mortgages serviced by SCMI.

     During the year ended December 31, 1997, the Company paid SCMI $3,834 in loan servicing fees.

Real Estate Brokerage Commissions

     If the Company forecloses on a property securing a mortgage loan and sells such property, the Company may pay real estate brokerage fees which are reasonable, customary and competitive, taking into consideration the size, type and location of the property (the "Competitive Commission"), which shall not in the aggregate exceed 6% of the gross sales price of the property; however, as to the Advisor, a Trustee, or an Affiliate thereof, such fees shall be paid only if such person provides a substantial amount of services in the sales effort, in which case such fees shall not exceed the lesser of (i) a percentage of the gross sales price of a property equal to 50% of the Competitive Commission, or
(ii) 3 percent of the gross sales price of a property.

     During the year ended December 31, 1997, the Company did not pay any real estate brokerage commissions.

Acquisition Fees Payable to Advisor

     Acquisition Fees equal to 3.0% of the principal amount of each Mortgage Investment are payable to the Advisor or its Affiliates for sourcing, evaluating, structuring and negotiating the acquisition terms of Mortgage Investments. The actual amounts of the fees paid will depend on the amount of Net Offering Proceeds and any borrowed funds that are invested.

     During the year ended December 31, 1997, the Company paid the Advisor a total of $82,771 in Acquisition Fees.

Potential Reimbursement of Expenses by Advisor

     The Declaration of Trust provides that the Total Operating Expenses may not exceed in any fiscal year the greater of (a) 2% of the Average Invested Assets of the Company (defined generally as the average book value of the Company's Mortgage Investments, without regard for non-cash reserves) or (b) 25% of the Company's Net Income. The Administrator will have the responsibility of preparing an annual budget and submitting such budget to the Trustees. In the event the Total Operating Expenses exceed the limitations described above, then within 60 days after the end of the Company's fiscal year, the Advisor shall reimburse the Company the amount by which the aggregate annual Total Operating Expenses paid or incurred by the Company exceed the limitation.

     During 1997, the Company entered into a Funding Agreement with the Advisor whereby the Advisor agreed to fund the Company's general and administrative expenses. In consideration of the agreement, the Company will contribute to the Advisor, on a monthly basis, .5% of the Company's average invested assets for the immediately preceding month. An expense reimbursement of $150,129 was made for the year ended December 31, 1997. This amount includes an amount carried over from the year ending December 31, 1996 of $44,917.

Subordinated Incentive Fee and Options Payable to Advisor

     Subject to certain conditions described below, the Advisor will receive a Subordinated Incentive Fee equal to 25% of the amount by which the Company's Net Income for a year exceeds a 10% per annum non-compounded cumulative return on its Adjusted Contributions. For each year which it receives a Subordinated Incentive Fee, the Advisor shall also receive 5-year options to purchase 10,000 Shares at the initial offering price of the Shares (not to exceed 50,000 Shares). When the audited annual financial statements of the Company are received each year, the Advisor shall determine if the following conditions are satisfied:

     (i) (A) the total of the Adjusted Contributions as of the end of the most recent fiscal year and any undistributed cash as of that date equals (B) the Gross Offering Proceeds as of that date less cumulative Capital Distributions made through that date; and

     (ii) for the year then ended, the Company's Net Income equals or exceeds a 10% per annum non-compounded cumulative return on its Adjusted Contributions. The determination of the Company's annual non-compounded cumulative return on its Adjusted Contributions shall be made by dividing the Company's total Net Income for that year by the average of the month end Adjusted Contributions during that year.

     If the Company's Trustees agree that both of those conditions are satisfied, the Company will, subject to the restrictions set forth in the following sentence, pay the Advisor the Subordinated Incentive Fee. In no event may the Subordinated Incentive Fee exceed the amount permitted under Section IV.D. of the Statement of Policy on Real Estate Investment Trusts adopted by the North American Securities Administrators Association and in effect on March 5, 1997 (the commencement date of the Company's initial public offering). No Subordinated Incentive Fees was paid by the Company in the year ending December 31, 1997.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. See the Exhibit Index on the following page for a list of the exhibits that are filed as part of this report:

(b) Reports filed on Form 8-K.
(1) Report dated August 15, 1997 reporting acquisition of assets, election of independent trustee, and status of the offering.
(2) Report dated September 10, 1997 reporting acquisition of assets, and status of the offering.
(3) Report dated October 10, 1997 reporting acquisition of assets, and status of the offering.
(4) Report dated November 10, 1997 reporting acquisition of assets, and status of the offering.
(5) Report dated December 10, 1997 reporting acquisition of assets, and status of the offering.


Exhibit
Number    Description                             Page*

3.1       Form of Second Amended and
          Restated Declaration of Trust            3.1C*

3.2       Bylaws of the Company                    3.2*

4.1       Form of certificate representing the
          Shares                                   4.1*

4.2       Instruments defining the rights of
          security holders (See Exhibits 3.1,
          3.2 and 4.1)

10.1      Form of Escrow Agreement between the
          Company and Texas Commerce Bank
          National Association                     10.1*

10.2      Advisory Agreement dated August 6, 1996
          between the Company and Mortgage Trust
          Advisors, Inc.                           10.2*

10.3      Agreement of Employment dated
          August 6, 1996 between the
          Company and Christine Griffin            10.3*

10.4      Note Sale, Recourse and Remarketing
          Agreement dated August 6, 1996 between
          the Company and South Central
          Mortgage, Inc.                           10.4*

10.5      Form of Mortgage Servicing Agreement
          to be entered into between the Company and
          South Central Mortgage, Inc.             10.5*

10.6      $150,000 Revolving Loan Agreement
          dated March 20, 1997 between the Company
          and Abrams Centre National Bank            E-1

10.7 Funding Agreement dated December 15, 1997 but effective January 1, 1997 between the Company and Mortgagea Trust Advisors, Inc. E-2

     All exhibits that have page numbers followed by an "*" are incorporated by reference from the Company's Registration Statement on Form S-11 (File No. 333-10109) that was declared effective on March 5, 1997. The numbers set forth as page numbers for those exhibits are the exhibit numbers those documents were given in that filing. All other exhibits are included in this Form 10-KSB at the page numbers shown.

SIGNATURES


     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 27, 1998.


                         UNITED MORTGAGE TRUST


                         By:/S/CHRISTINE A. GRIFFIN
                            Christine A. Griffin,
                 President

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                     Title           Date

Principal Executive Officer:

/S/CHRISTINE A. GRIFFIN   Trustee, Chairman
Christine A. Griffin      of the Board
                          and President   March 27, 1998

Principal Financial and
  Accounting Officer:

/S/CHRISTINE A. GRIFFIN     Trustee, Chairman
Christine A. Griffin        of the Board
                          and President   March 27, 1998

/S/PAUL R. GUERNSEY         Trustee       March 27, 1998
Paul R. Guernsey


/S/DOUGLAS R. EVANS         Trustee       March 27, 1998
Douglas R. Evans


/S/RICHARD D. O'CONNOR, JR. Trustee       March 27, 1998
Richard D. O'Connor, Jr.

/S/MICHELE A. CADWELL       Trustee       March 27, 1998
Michele A. Cadwell


EXHIBIT 1

$150,000
REVOLVING LOAN AGREEMENT

THIS REVOLVING LOAN AGREEMENT, dated March 20, 1997, by and between UNITED MORTGAGE TRUST (the "Borrower"), and ABRAMS CENTRE NATIONAL BANK (the "Bank").

WITNESSETH:

BACKGROUND. Borrower is in the business of providing first lien residential mortgages and/or buying discounted first lien mortgage notes secured by first liens on residential properties collectively called the "Residential Paper" and retaining the Residential Paper as an investment. Borrower has requested the Bank to lend it up to the sum of ONE HUNDRED FIFTY THOUSAND ($150,000.00) DOLLARS on a revolving loan basis (the "Loan") from which to reimburse Borrower for all or part of Borrower's cost of originating and/or acquiring Residential Paper (secured by First Deed of Trust Liens against residences) as below provided; and, Bank is willing to do so upon the terms and conditions hereinafter set forth.

NOW, THEREFORE, in consideration of the promises herein contained, and each intending to be legally bound hereby, the parties agree as follows:

Section I: The Loan

1.01 Disbursement of the Loan. The Bank will credit the proceeds of the revolving Loan advanced from time to time to the Borrower's deposit account with the Bank or a title company designated by Borrower.

1.02 General Terms. Subject to the terms hereof and the Note (defined below), the Bank will lend the borrower, from time to time until one (1) year after this date (the "Loan Termination Date"), such sums as the Borrower may request by draw ("Draw") request to the Bank, received by the Bank not less than three (3) banking days before Bank is requested to fund such Draw and which shall not exceed, in the aggregate principal amount at any one time outstanding an amount equal to the lesser of $150,000.00 (the "Loan Commitment") or the Borrowing Base, defined in 11 1.06. The Borrower may borrow, repay without penalty or premium and reborrow hereunder, from the date of this Agreement until the Loan Termination Date, either the full amount of the Loan Commitment or any lesser sum. It is the intention of the parties that the outstanding principal amount of the Loan shall at no time exceed the amount of the then existing Borrowing Base, and if, at any time, an excess shall for any reason exist, the full amount of such excess, together with accrued and unpaid interest thereof as herein provided, together with accrued and unpaid interest thereon as herein provided, shall be immediately due and payable in full.

1.03 Draws and Draw Fees. Draws will be submitted on forms acceptable to Bank; and, Bank will invoice Borrower for a $100.00 fee to process each Draw, as requested by Borrower. Separate Draws will be submitted for each Item (defined below) of Residential Paper (i.e. each indebtedness) to be resold by Borrower in connection with the Loan furnished by Bank.

1.04 The Note. The Loan shall be evidenced by a $150,000.00 note ("Note"), having a stated maturity on the Loan Termination Date, in form acceptable to Bank.

1.05 The Commitment Fee. Borrower will pay Bank a commitment fee in the amount of $1,500.00 for setting aside and allocating funding for the Loan upon execution of this Agreement.

1.06 Borrowing Base. The Borrowing Base is an amount equal to the lesser of (a) one hundred (100%) percent the sum of all amounts paid by Borrower for all of Borrower's Residential Paper originated or acquired in connection with the Loan subject to Bank's liens ("Liens") mentioned herein without considering any Residential Paper owned by Borrower for more than six (6) months or (b) eighty (80%) percent of the unpaid principal balances of all Borrower's Residential Paper acquired in connection with the Loan subject to Bank's Liens without considering any Residential Paper owned by Borrower for more than six (6) months; provided further however, that Draws shall only be honored for the acquisition of Residential Paper by Borrower based upon appraisals of the real property securing such Residential Paper according to appraisals/appraisers approved by and without cost to Bank and provided further, that in the case of Residential Paper originated by Borrower involving acquisition and/or restoration/repair of residences, the Borrowing Base will not exceed the lesser of fifty (50%) percent of loan to value of said acquired, restored or repaired residence(s) or one hundred (100%) percent of amounts advanced by Borrower for such Paper. It is expressly understood that the Borrowing Base will be reduced automatically in an amount equal to one hundred (100%) percent of all amounts loaned on any Residential Paper pledged to Bank that has passed its stated maturity date or otherwise is in default. Borrower will submit a reconciliation of collateral and debt appurtenant to the Loan on the first day of each month (the "Settlement Date") on which will be reported the Borrowing Base for that month. If the reconciliation shows available borrowing, the Borrower may draw up to the available amount for borrowing. If the reconciliation shows available borrowing to be less than the amount outstanding, the Loan will be paid down to the available amount, i.e. the Borrowing Base, at that time.

1.07 Late Repayment Fees. In order to induce Bank to enter into this Agreement, Borrower has represented to Bank that Borrower is in a position to repay each Draw used to acquire each individual indebtedness item ("Item") of Residential Paper within one hundred eighty (180) days after making the Draw for each such Item by Borrower. Consequently, Borrower will pay Bank on the 1st day of each month during the term of this Loan a Late Repayment Fee, in an amount equal to $100.00 per Item per month for each month or part thereof that Borrower carries any Draw(s) for any Item(s) of Residential Paper for more than one hundred eighty (180) days from the date Borrower acquired such Item(s) through the date of Borrower's repayment of the Draw(s) made for such Item(s) to Bank.

1.08   Interest Rate and Payments of Interest.

(A) Except as otherwise provided under S 1.08(B), interest on the principal balance of the Loan from time to time outstanding will be payable monthly at a varying rate per annum which is one (1%) percent per annum (the "Margin Percentage") in excess of Bank's prime rate of interest, as established by Bank from time to time as its prime commercial rate but in no event to exceed the maximum rate of nonusurious interest allowed by law, as may hereafter be in effect, hereinafter called the ("Highest Lawful Rate"), with adjustments in such varying rate to be made on the same day as any change in such prime commercial rate. All past due principal and interest shall bear interest at a rate per annum which is equal to the Highest Lawful Rate from maturity until paid. Notwithstanding the foregoing provisions concerning such varying rate, if at any time the sum of the Margin Percentage plus such prime commercial rate exceeds the Highest Lawful Rate, the rate of interest to accrue on the note shall be limited to the Highest Lawful Rate, but if thereafter if the sum of the Margin Percentage plus such prime commercial rate is less than the Highest Lawful Rate, the rate of interest to accrue on the Note shall be the Highest Lawful Rate until the total amount of interest accrued on the Note equal the amount of interest which would have accrued if a varying rate per annum equal to the sum of the Margin Percentage plus such prime commercial rate had at all times been in effect.

(b) It is the intention of the parties hereto to comply with the usury laws applicable to the Loan; accordingly, it is agreed that notwithstanding any provision to the contrary in Agreement or in any of the documents securing payment of the Loan, no such provision shall require the payment or permit the collection of interest in excess of the maximum permitted by law. If any excess interest is provided for, contracted for, charged for or received, then the provisions of this paragraph shall govern and control and neither the Borrower hereof nor any other party liable for the payment thereof shall be obligated to pay the amount of such excess interest. Any such excess interest which may have been collected shall be, at the Bank's option, either applied as a credit against the then unpaid amount hereof or refunded to Borrower. The effective rate of interest shall be automatically subject to reduction to the aximum lawful contract rate allowed under the usury laws as now or hereafter construed. It is further agreed that without limitation of the foregoing, all calculations of the rate of interest contracted for, charged for, or received under this Agreement which are made for the purposes of determining whether such rate exceeds the maximum lawful rate, shall be made, to the extent permitted by law, by amortizing, prorating, allocating and spreading in equal parts during the full stated term of the Loan, all interest contracted for, charged for or received from the Borrower or otherwise by the Bank.

1.09 Payment to the Bank. All sums payable to the Bank hereunder shall be paid directly to the Bank in immediately available funds. The Bank may send the Borrower statements of all amounts due hereunder, which statements shall be considered correct and conclusively binding on the Borrower unless the Borrower notifies the Bank to the contrary within thirty (30) days of its receipt of any statement that it deems to be incorrect.

Alternatively, at its sole discretion, the Bank may charge against any deposit account of the Borrower all or any part of any amount due under the Note or hereunder.

Section II. Conditions Precedent

2.01 Conditions. The obligation of the Bank to make any advance on the Loan in connection with any closing ("Closing") of any Draw is subject to the prior occurrence of the following conditions precedent, viz. Borrower having first delivered to Bank:

(A) The Note, duly executed by the Borrower, in the form acceptable to Bank;

(B) A duly executed Guaranty Agreement ("Guaranty"), in form acceptable to Bank signed by Theodore F. Etter, Jr. ("Guarantor") together with his current financial statement in form/substance acceptable to Bank;

(C) Financial reporting, as follows:

(i) quarterly financial statements of Borrower;
(ii) annual audited financial statements of Borrower;
(iii) annual tax returns of Borrower;
(iv) annual financial/cash flow statements and tax returns of Guarantor;
(v) monthly inventory listing from Borrower; and
(vi) all other items required by Bank's policy,

all of which financial statements and other information shall be prepared and/or reviewed in such manner as Bank may direct or accept in Bank's discretion.

D) All loan documents, (the "Loan Documents"), to be delivered pursuant hereto shall be in form acceptable to Bank and its counsel.

Section III. Collateral Security

3.01 Composition of the Collateral. The property in which a security interest is granted pursuant to the provisions of 3.02 and S 3.03 (including Bank's Liens) is herein collectively called the "Collateral". The Collateral, together with all other property of the Borrower of any kind held by the Bank, shall stand as one general, continuing collateral security for all obligations (the "Obligations") of Borrower to Bank herein created or mentioned herein or hereafter made including the Note, Security Agreement, etc. and may be retained by the Bank until all Obligations have been satisfied in full.

3.02 Rights in Residential Paper Held Either by the Borrower or by the Bank. As security for the prompt satisfaction of all Obligations, the Borrower hereby assigns to the Bank all of its rights, title, and interest in and to, and grants the Bank a lien upon and a security interest in, all Residential Paper acquired by Borrower in connection with the Loan, together with all replacements therefor and proceeds (including, but without limitation, insurance proceeds) and products thereof.

3.03 Rights in Property Held by the Bank. As security for the prompt satisfaction of all Obligations, the Borrower hereby assigns, transfers, and sets over to the Bank all of its right, title, and interest in and to, and grants the Bank a lien on and a security interest in, all amounts that may be owing, from time to time, by the Bank to the Borrower in any capacity, including, but without limitation, any balance or share belonging to the Borrower, or any deposit or other account with the Bank, which lien and security interest shall be independent of, and in addition to, any right of set-off that the Bank has hereunder or otherwise. The foregoing liens shall not apply to any "escrow" accounts maintained by Borrower at the Bank.

3.04 Priority of Liens. The foregoing liens shall be first and prior liens except for any liens heretofore approved by Bank in writing.

3.05 Financing Statements.

(A) The Borrower will:

(1) Join with the Bank in executing such financing statements
(including amendments thereto and continuation statements thereof) in form satisfactory to the Bank as the Bank, from time to time, may specify;

(2) Pay, or reimburse the Bank for paying, all costs and taxes of filing or recording the same in such public offices as the Bank may designate; and

(3) Take such other steps as the Bank, from time to time, may direct to perfect, to the satisfaction of the Bank, the Bank's interest in the Collateral.

3.06 Residential Paper Draw Agreements. No Draw will be submitted, processed or approved until all of the following special conditions relating to the Residential Paper which is the subject of such Draw have been first satisfied without cost to Bank:

(A) Bank has approved the form/content of such Residential Paper;

(B) such Residential Paper has been assigned to Bank as follows:

(1) the indebtedness has been delivered and endorsed to Bank with full recourse against Borrower;

(2) the mortgage ("Mortgage") securing payment of such indebtedness has been transferred to Bank;

(C) each of the original payee and the maker of the Residential
Paper and Borrower has delivered an estoppel certificate in form/content acceptable to Bank;

(D) evidence that such mortgage is an insured first lien (viz. the title insurance policy)has been delivered to Bank;

(E) the property described in such Mortgage has been insured against loss by fire and other casualty in the full amount of the indebtedness secured by such Mortgage and Bank is shown as a loss payee in such policy, as its interests may appear;

(F) the property described in such Mortgage has been appraised by an appraiser acceptable to Bank and Bank has accepted the form/content of such appraisal; and

(G) Borrower has submitted to Bank such evidence of such environmental safety and soundness as Bank may request regarding any property(ies) mentioned in any such Residential Paper.

3.07 Real Property Described in the Residential Paper. Bank does not make any warranties or representations, expressed or implied with respect to the Residential Paper or the real property mentioned in the Residential Paper comprising a part of the Collateral or its quality, marketability fitness, suitability, or condition; and, Borrower agrees that Bank is not responsible for (and Borrower indemnifies Bank against) any claim, loss, damage, liability or expense of any kind arising directly or remotely from such real property and/or Residential Paper or any use, inadequacy, defect or deficiency thereof.

Section IV. Covenants, Representations and Warranties of Borrower

4.01 Agreements. To induce the Bank to enter into this Agreement, the Borrower represents and warrants to and covenants with the Bank as follows:

(A) The Borrower is a trust duly organized, validly existing, and in good standing under the laws of the State of Maryland, and is authorized to do business in Texas;

(B) Borrower is not directly or indirectly controlled by, or acting on behalf of, any person which is an "Investment Company", within the meaning of the Investment Company Act of 1940, as amended;

(C) Borrower is not in default with respect to any of its existing indebtedness, and the making and performance of this Agreement, the Note, and the other Loan Documents will not (immediately or with the passage of time, the giving of notice, or both):

(1) Violate the trust agreement of the Borrower, or violate any laws or result in a default under any contract, agreement, or instrument to which the Borrower is a party or by which the Borrower or its property is bound; or

(2) Result in the creation or imposition of any security interest in, or lien or encumbrance upon, any of the assets of the Borrower except in favor of the Bank;

(D) The Borrower and Guarantor, to the extent applicable to him, has the power and authority to enter into and perform this Agreement, the Note, and the other Loan Documents, and to incur the obligations herein and therein provided for, and has taken all actions necessary to authorize the execution, delivery, and performance thereof;

(E) This Agreement, the Note, and the other Loan Documents are, or when delivered will be, valid, binding and enforceable in accordance with their respective terms;

(F) Except as otherwise shown herein, there is no pending order, notice, claim, litigation, proceeding, or investigation against or affecting the Borrower, whether or not covered by insurance, that would or could materially or adversely affect the financial condition or business prospects of the Borrower or Guarantor if adversely determined;

(G) As of the date hereof, except for any other indebtedness owed by Borrower to Bank, the Borrower has no material indebtedness of any nature, including, but without limitation, liabilities for taxes and any interest or penalties relating thereto except the extent disclosed in, or permitted by, this Agreement, or fully shown in Borrower's financial statements delivered to Bank;

(H) Borrower will not demand or accept any prepayment of any amounts on any of the Residential Paper comprising the Collateral without Bank's prior written consent. Borrower understands that Borrower only may collect monthly installments due on said indebtedness as they mature monthly and then only for so long as Borrower is not in default under any of the Loan Documents. All amounts, if any, collected by Borrower after the occurrence of any such default by Borrower represent trust funds which are assigned and belong to Bank and any retention of such funds by Borrower after such default represents a conversion by Borrower of Bank's property, ipso facto;

(I) Borrower will pay all costs to keep and maintain the validity, enforceability, security, priority and collectability of the Collateral and will pay all other amounts which may be necessary or desirable to preserve, maintain and protect Bank's interest in the Collateral Borrower will pay or reimburse Bank for all costs incurred by Bank to document, protect and enforce the Loan including legal fees, mortgage title insurance, etc;

(J) Bank shall have all rights, benefits and remedies provided in the Loan Documents as well as those provided by law and may (but is not obligated to) perform any act or pay any amount which Borrower is required and fails to pay or perform, as the case may be, at the cost and for the account of the Borrower; and, Borrower agrees to reimburse Bank upon demand for any and all such expenditures together with interest thereon at the highest lawful contract rate together with all cost of collection;

(K) Borrower will take all necessary action to prevent the occurrence of any default/dispute under any agreement or obligation between Borrower and any other persons or entities in connection with any matter including but not limited to the Collateral or any part thereof; and, Borrower will notify Bank promptly in the event of the occurrence of any default by any maker of any Residential Paper pledged to Bank.

(L) Borrower will take all steps reasonably necessary to determine and before submitting any Draw will have determined that no hazardous substances or solid wastes have been disposed of or otherwise released on or to any property mentioned in such Draw. The terms "hazardous substance" and "release" shall have the meanings specified in the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA"), and the terms "solid waste" and "disposal" (or "disposed") shall have the meanings specified in the Resource Conservation and Recovery Act of 1976 ("RCRA"); provided, to the extent that the laws of the State of Texas establish a meaning for "hazardous substance," "release," "solid waste," or "disposal" which is broader than that specified in either CERCLA or RCRA, such broader meaning shall apply;

(M) Borrower indemnifies Bank against any loss to Bank, including without limitation attorney's fees and costs of site investigation and cleanup, incurred by or imposed on Bank as a result of any use, handling, storage, transportation, or disposal of hazardous or toxic materials on or about any property described in the liens comprising the Collateral. This indemnity at the election of Bank shall survive repayment of the Loan and shall continue as long any risk of loss or liability by Bank exists;

(N) As additional security for the punctual payment and performance of the Note, and as part of the security therefor, Borrower hereby grants to Bank a security interest in, and a pledge and assignment of, any and all money, property, deposit accounts, accounts, securities, documents, chattel paper, claims, demands, instruments, items or deposits of the Borrower, now held or hereafter coming within Bank's custody or control, including without limitation, all certificates of deposit and other depository accounts whether such have matured or the exercise of Bank's rights result in loss of interest or principal or other penalty on such deposits, but excluding deposits subject to tax penalties if assigned; provided however, that such lien shall not apply to any "escrow" accounts maintained by Borrower at the Bank. Without prior notice or demand upon the Borrower, Bank may exercise its rights granted above at any time when a default has occurred. Bank's rights and remedies under this paragraph shall be in addition to and cumulative of any other rights or remedies at law and equity, including, without limitation, any rights of set-off to which Bank may be entitled; and,

(O) Borrower will give immediate notice to the Bank of (1) any default of Borrower hereunder; (2) any litigation or proceeding in which it is a party if any adverse decision therein would require it to pay more than $5,000.00 or deliver assets the value of which exceeds such sum (whether or not the claim is considered to be covered by insurance); and (3) the institution of any other suit or proceeding involving it that might materially and adversely affect its operation, financial condition, property, or business prospects.

4.02 Survival. All of the covenants representations and warranties set forth in Section 4.01 shall survive until all Obligations are satisfied in full and there remain no outstanding Commitments hereunder; and, in the case sub 114.01 (M), such indemnity will remain in effect for so long as the risk of loss to be indemnified against exists.

Section V Default

5.01 Events of Default. The occurrence of any one or more of the following events shall constitute an Event of Default hereunder:

(A) The Borrower shall fail to pay when due any installment of principal or interest or fee payable hereunder, and such failure shall continue for a period of ten (10) days;

(B) The Borrower shall fail to observe or perform any other obligation to be observed or performed by it hereunder or under any of the Loan Documents, and such failure shall continue for ten (10) days after: (1) notice of such failure from Bank; or(2) the Bank is notified of such failure or should have been so notified pursuant to the provision of $ 4.01 (O), whichever is earlier;

(C) The Borrower shall fail to pay any indebtedness due any third persons, and such failure shall continue beyond any applicable grace period, or the Borrower shall suffer to exist any other event of default under any agreement binding the Borrower;

(D) Any financial statement, representation, warranty, or certificate made or furnished by or with respect to any Guarantor or Borrower to the Bank in connection with this Agreement, or as an inducement to the Bank to enter into this Agreement, or in any separate statement or document to be delivered to the Bank hereunder, shall be materially false, incorrect, or incomplete when made;

(E) The dissolution of Borrower or death of any Guarantor; or, Borrower shall admit its inability to pay its debts as they mature or shall make an assignment for the benefit of itself or any of its creditors;

(F) Proceedings in bankruptcy, or for reorganization of the Borrower or any Guarantor, or for the readjustment of any of their respective debts under the Bankruptcy Code, as amended, or any party thereof, or under any other laws, whether state or federal, for the relief of debtors, now or hereafter existing, shall be commenced against or by the Borrower or any Guarantor and, except with respect to any such proceedings instituted by the Borrower shall not be discharged within thirty (30) days of their commencement;

(G) In Bank's discretion, if any Item of Residential Paper pledged to Bank has passed its stated maturity date or otherwise is in default or any Item remains on Borrower's books (unsold to any Investor) for more than six (6) months, and such aging also creates a deficiency in the Borrowing Base;

(H) Any Guarantor shall terminate or fail to comply fully with the requirements of his Guaranty. The occurrence of any default by Borrower or any Guarantor under any other obligations of Borrower to Bank automatically constitutes a default by Borrower under the Loan Documents.

5.02 Acceleration. Immediately, at the option of Bank and without notice upon the occurrence of an Event of Default specified in the foregoing 5.01(E) or (F) or at the option of the Bank, but only upon notice to the Borrower, upon the occurrence of any other Event of Default, all obligations, whether hereunder or otherwise, shall immediately become due and payable without further action of any kind.

5.03 Remedies. After any acceleration, as provided for in S 5.02, the Bank shall have, in addition to the rights and remedies given it by this Agreement and the Loan Documents, all those allowed by all applicable laws, including, but without limitation, the Uniform Commercial Code.

Section VI. Release Agreements

6.01 Bank will release its Liens against any Residential Paper under the following agreements:

(i) no default or dispute is pending or threatened under the Loan
Documents;
(ii) no such release will cause the Borrowing Base to be less than the outstanding Loan;
(iii) such release is documented, recorded and otherwise accomplished without cost to Bank; and
(iv) Borrower reduces the principal Loan balance in an amount equal to the amount loaned by Bank to Borrower against the item of Residential Paper sought to be released.

Section VII. Miscellaneous

7.01 Construction. The provisions of this Agreement shall be in addition to those of any guaranty, security agreement, note, or other evidence of liability now or hereafter held by the Bank, all of which shall be construed as complementary to each other. Nothing herein contained shall prevent the Bank from enforcing any or all other guaranty, pledge or security agreements, notes, or other evidences of liability in accordance with their respective terms.

7.02 Further Assurance. From time to time, the Borrower will execute and deliver to the Bank such additional documents and will provide such additional information, includingbut not limited, to supplementary Financial Statement information as the Bank may reasonably require to carry out the terms of this Agreement and be informed of the status and affairs of the Borrower and Guarantor.

7.03 Enforcement and Waiver by the Bank. The Bank shall have the right at all times to enforce the provisions of this Agreement and the Loan Documents in strict accordance with the terms hereof and thereof, notwithstanding any conduct or custom on the part of the Bank in refraining from so doing at any time or times. The failure of the Bank at any time or times to enforce its rights under such provisions, strictly in accordance with the same, shall not be construed as having created a custom in any way or manner modified or waived the same. All rights and remedies of the Bank are cumulative and concurrent and the exercise of one right or remedy shall not be deemed a waiver or release of any other right or remedy. In the event and to the extent, if any, that Borrower is indebted to Bank under any obligation arising prior to the execution of this Loan Agreement ("Prior Indebtedness"), Borrower agrees that Borrower has no off-sets, defense or counterclaims to payment of the Prior Indebtedness.

7.04 Future Advances Secured. The Collateral mentioned herein secures and enforces The payment of the Obligations including,but not limited to, all sums advanced by Bank to Borrower pursuant to the Note and all other present and future debts, obligations and Liabilities of Borrower to Bank (a) as principal, surety, endorser, guarantor, accommodation Party or otherwise, (b) arising by operation of law or otherwise, (c) as a member of any Partnership, joint venture, firm, trust or other association or (d) payable to or in favor of third Parties and hereafter acquired by Bank with or without the knowledge, consent or insistence Of Borrower, it being contemplated that Borrower will from time to time become additionally Indebted to bank directly or remotely all of which indebtedness shall be secured by said Collateral unless and until released by Bank.

7.05 Expenses of the Bank. The Borrower will, on demand, reimburse the Bank for All expenses, including the reasonable fees and expenses of legal counsel for the Bank, incurred By the Bank in connection with the preparation, administration, amendment, modification, Or enforcement of this Agreement and the Loan Documents and the collection or attempted Collection of the Note.

7.06 Notices. Any notices or consents required or permitted by this Agreement shall be in writing and shall be deemed delivered if delivered in person or if sent by certified mail, postage prepaid, return receipt requested, or telegraph to the parties at heir address shown by their names below, unless such address is changed by written notice hereunder.

7.07 Waiver, Release and Indemnity by the Borrower. To the maximum extent permitted by applicable laws, the Borrower:

(A) Waives (1) protest of all commercial paper at any time held by the Bank on which the Borrower is in any way liable; (2) except as the same may herein be specifically granted, notice of acceleration and of intention to accelerate; and (3) notice and opportunity to be heard, after acceleration before exercise by the Bank of the remedies of self-help, set-off, or of other summary procedures permitted by any applicable laws or by any agreement with the Borrower, and, except where required hereby or by any applicable laws, notice of any other anion taken by the Bank;

(B) Releases the Bank and its officers, attorneys, agents, and employees from all claims for loss or damage caused by any act or omission on the part of any of them except for willful misconduct; and

(C) Indemnifies Bank against any loss, claim, cost, damage or liability incurred by Bank in connection with or arising from any failure, breach or default of any statement, warranty, agreement, obligation or agreement of Borrower contained herein or made/delivered to Bank in connection herewith without regard to any act or omission of Bank and waives trial by jury.

7.08 Applicable Law. This Agreement is entered into and performable in Dallas, Dallas County, Texas and shall be subject to and construed and enforced in accordance with the laws of the State of Texas.

7.09 Binding Effect, Assignment. and Entire Agreement. This Agreement shall inure to the benefit of, and shall be binding upon, the respective successors and permitted assigns of the parties hereto. The Borrower has no right to assign any of its rights or obligations hereunder without the prior written consent of the Bank. This Agreement, including any Exhibits hereto, all of which are hereby incorporated herein by reference, and the documents executed and delivered pursuant hereto, constitute the entire agreement between the parties and may be amended only by a writing signed on behalf of each party.

7.10 Severability. If any provision of this Agreement shall be held invalid under any applicable laws, such invalidity shall not affect any other provision of this Agreement that can be given effect without the invalid provision, to this end, the provisions hereof are severable.

7.11 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original, but all of which together shall constitute but one and the same instrument.

7.12 Waiver. Borrower is represented by separate independent legal counsel who has explained to Borrower fully the provisions of the Texas Deceptive Trade Practices - Consumer Protection An and Borrower is not in a significantly disparate bargaining position with Bank; and, after meeting alone with Borrower's attorney, Borrower hereby makes and delivers the following agreement, with Bank, to the extent, if any, the below mentioned statute is applicable with respect to this Loan Agreement and/or the obligations of Borrower mentioned herein, in whole or in part, to wit:

"I (BORROWER) WAIVE MY RIGHTS UNDER THE DECEPTIVE TRADE PRACTICES-CONSUMER PROTECTION ACT, SECTION 17.41 ET SEQ., BUSINESS & COMMERCE CODE, A LAW THAT GIVES CONSUMERS SPECIAL RIGHTS AND PROTECTION.
AFTER CONSULTATION WITH AN ATTORNEY OF MY OWN SELECTION, I
VOLUNTARILY CONSENT TO THIS WAIVER."

THIS WRITTEN LOAN AGREEMENT (AND ALL RELATED DOCUMENTS MENTIONED HEREIN OR PREPARED OR APPROVED IN WRITING BY BANK CONCURRENTLY HEREWITH INCLUDING THE NOTE) REPRESENTS THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEOUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRTTTEN ORAL AGREEMENTS BETWEEN THE PARTIES.

IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the day and year first above written.

Bank:
ABRAMS CENTRE NATIONAL BANK
9330 LBJ Freeway, Suite 150
Dallas, TX 75243

By: /S/ William E. Lowe
Its: Senior Vice President


Borrower:
UNITED MORTGAGE TRUST
1701 N. Greenville Avenue, Suite 403
Richardson, Texas 75081

By: /S/ Christine A. Griffin
Its: President

Approved and Agreed
Guarantor:
/S/ Theodore F. Etter, Jr.



EXHIBIT 2

FUNDING AGREEMENT BETWEEN
UNITED MORTGAGE TRUST
AND
MORTGAGE TRUST ADVISORS, INC.


     AGREEMENT dated as of the 15th day of December, 1997, but effective on January 1, 1997, between UNITED MORTGAGE TRUST (the
"Company"), a Maryland real estate investment trust, and MORTGAGE
TRUST ADVISORS, INC. (the "Advisor"), a Texas corporation.

WITNESSETH:

     WHEREAS, the Company is a real estate investment trust organized under the laws of the State of Maryland; and

     WHEREAS, the Advisor is acting as an advisor for the Company pursuant to an Advisory Services Agreement dated as of the 6th day of August, 1996; and

     WHEREAS, the parties wish to enter into an agreement providing for certain funding to the Company by the Advisor under the terms and conditions hereinafter set forth;

     NOW, THEREFORE, in consideration of the mutual covenants herein contained, it is agreed as follows:

     1. Funding. The Advisor hereby agrees to fund through advances to the Company on a monthly or other periodic basis as the parties may from time to time agree, the Company's general and administrative expenses.

     2. Contribution by the Company. In consideration of the Advisor's funding of the Company's general and administrative expenses, the Company will contribute to the Advisor as a contribution to the Advisor's overhead costs, on a monthly basis, an amount equal to one-half of 1% of the Company's Average Invested Assets for the immediately preceding month. Notwithstanding the foregoing, total contributions to the Advisor from the Company shall not exceed the lesser of a) the total of general, administrative expenses funded by the Advisor, or b) an amount equal to the maximum allowable Total Operating Expenses under the Declaration of Trust.

     3. Preexisting Advances. The parties acknowledge that as of the date of this Agreement, the Advisor had made advances to the Company aggregating $135,012.80. The parties agree that those advances shall be treated as advances to fund the Company's general administrative expenses under this Agreement.

     4. Term and Termination. The term of this Agreement shall be coterminous with that of the Advisory Services Agreement, including all renewal periods. This Agreement shall terminate upon termination of the Advisory Services Agreement. Provided, however, termination of this Agreement shall not operate to relieve the Company from making the contributions required under this Agreement to the Advisor until total contributions equal the total of general and administrative expenses that have been funded by the Advisor.

     5. Amendments. This Agreement shall not be changed, modified, terminated or discharged in whole or in part except by an instrument in writing signed by both parties hereto, or their respective successors or permitted assigns, or otherwise as provided herein.

     6. Assignment. This Agreement may not be assigned by either of the parties hereto without the written consent of the other party.

     7. Notices. Any notice, report or other communication required or permitted to be given hereunder shall be in writing, and shall be given by delivering such notice by hand or by certified mail, return receipt requested, postage pre-paid, at the following addresses of the parties hereto:

United Mortgage Trust
1701 N. Greenville, Suite 403
Richardson, Texas 75081
Attention:  Christine A. Griffin

Mortgage Trust Advisors, Inc.
1701 N. Greenville, Suite 403
Richardson, Texas  75081
Attention:  Todd Etter

     Either party may at any time change its address for the purpose of this Section 7 by like notice.

     8. Headings. The section headings herein have been inserted for convenience of reference only and shall not be construed to affect the meaning, construction or effect of this Agreement.

     9. Governing Law. The provisions of this Agreement shall be construed and interpreted in accordance with the laws of the State of Texas as at the time in effect.

     IN WITNESS WHEREOF, the undersigned have caused this Agreement to be signed as of the day and year first above written.

                         UNITED MORTGAGE TRUST



                         By: /S/Christine A. Griffin
                             Christine A. Griffin,
                             President


                         MORTGAGE TRUST ADVISORS, INC.



                         By: /S/Todd Etter
                             Todd Etter, President









ii