Form 10QSB
period 1998-03-31
UNITED MORTGAGE TRUST
filed 1998-05-13
CIK 101390

Form 10-QSB



[ x ]     QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ending March 31, 1998

[    ]    TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________


Commission file number 333-10109


UNITED MORTGAGE TRUST


(Exact Name of Registrant as Specified in its Governing Instruments)

     (a Maryland trust)        (IRS Employer Identification
                                          Number 75-6496585)



1701 N. GREENVILLE, SUITE 403
RICHARDSON  TX 75081
(972) 705-9805



     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X        No ___



UNITED MORTGAGE TRUST
INDEX TO FORM 10-QSB
                                                 Page Number


PART I  -- FINANCIAL INFORMATION.......................3

Item 1. Financial Statements...........................3

     Balance Sheets
        March 31, 1998 and December 31, 1997...........F1

     Statements of Operations
        Three Months Ending March 31, 1998 and 1997....F2

     Statements of Cash Flows
        Three Months Ending March 31, 1998 and 1997....F3

     Notes to Financial Statements.....................4

Item 2. Management's Discussion and Analysis
  of Financial Condition and Results of Operations.....6

PART II -- OTHER INFORMATION...........................9

Item 6. Exhibits and Reports on Form 8-K...............9

SIGNATURE..............................................9



PART I  -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

UNITED MORTGAGE TRUST







BALANCE SHEETS







March 31, 1998 and December 31, 1997















ASSETS



March 31,

December 31,





1998

1997





(unaudited)

(audited)









Cash



 $   256,114

 $      248

Investment in first lien mortgage notes



   4,591,702

2,722,036

Interim mortgage notes



   1,200,785

877,275

Accrued interest receivable



      58,815

     38,746

Receivable from affiliate (Note 4)



         -

     12,116

Equipment, less accumulated depreciation



       1,721

      1,850


 of $866 and $736






Other assets



       8,042

      2,337













   6,117,179

  3,654,608









LIABILITIES AND SHAREHOLDERS' EQUITY















Liabilities:








Note payable (Note 3)


     325,254

    138,000


Dividend payable


      56,942

33,799


Accounts payable and accrued liabilities


       1,762

        883





383,958

172,682









Commitments and contingencies



         -

       -









Shareholders' equity:








Shares of beneficial interest; $.01 par







    value; 100,000,000 shares authorized;







    327,694 and 202,508 shares outstanding


       3,277

      2,025


Additional paid-in capital


   5,707,177

3,467,964


Retained earnings (deficit)


      22,766

11,937




Total shareholders' equity
5,733,220

3,481,926













 $ 6,117,178

 $3,654,608









See accompanying notes to financial statements.










F1





UNITED MORTGAGE TRUST






STATEMENTS OF OPERATIONS






Quarters Ended March 31, 1998 and 1997
















March 31,

March 31,




1998

1997








Revenues:







Interest income

 $  164,116

 $       556








Expenses:







Salaries and wages

16,447

16,447


General and administrative

     28,967

       1,582


Interest expense

      3,646

           -


Expense reimbursements from







 affiliate (Note 4)
    (35,813)

           -




13,247

18,029








Net income (loss)


 $  150,869

 $   (17,473)








Net income (loss) per share







 of beneficial interest

 $     0.54

 $     (1.75)








Weighted average shares outstanding


277,850

10,000















See accompanying notes to financial statements.








F2





UNITED MORTGAGE TRUST







STATEMENTS OF CASH FLOWS







Quarters Ended March 31, 1998 and 1997



















March 31,

March 31,





1998

1997









Cash flows from operating activities:








Net income (loss)


 $  150,869

 $   (17,473)


Adjustments to reconcile net income







  to net cash provided by operating activities:








Depreciation and amortization

175

67



Amortization of discount on mortgage notes

(11,921)

           -



Accrued interest receivable

(20,069)

137



Other assets

(5,750)

           -



Accounts payable and accrued liabilities

879

29,315




Net cash provided by operating
activities:
114,183

12,046









Cash flows from investing activities:








Investment in first lien mortgage notes


(1,807,988)

           -


Principal receipts on first lien mortgage notes


7,967

38


Investment in interim mortgage notes


(323,510)

           -


Loan acquisition cost


(57,724)

           -




Net cash used in investing activities
(2,181,255)

38









Cash flows from financing activities:








Proceeds from issuance of shares of








beneficial interest

2,240,465

           -


Offering costs


          -

(42,587)


Net borrowings on note payable


187,254

22,469


Receivable from affiliate


     12,116

           -


Dividends


(116,897)

           -




Net cash provided by financing
activities:
2,322,938

(20,118)









Net increase (decrease) in cash



    255,866

      (8,034)









Cash at beginning of period



        248

      13,051









Cash at end of period



 $  256,114

 $     5,017









Interest paid



 $    3,646

 $         -

















See accompanying notes to financial statements.










F3







                   UNITED MORTGAGE TRUST
               Notes to Financial Statements
                     March 31, 1998

1. Description of Business

The Company

     United Mortgage Trust ("UMT" or the "Company") is a Maryland real estate investment trust which intends to qualify as a real estate investment trust under federal income tax laws. The advisor to the Company is Mortgage Trust Advisors, Inc. (the "Advisor"), a Texas corporation. The Company invests in the following types of Mortgage
Investments: (1) first lien, fixed rate mortgages secured by single family residential property throughout the United States ("Residential Mortgages"), and (2) loans of 12 months or less in term, made to borrowers for the purchase, renovation and sale of single family homes ("Interim Mortgages"). Such loans will be originated by others to the Company's specifications or to specifications approved by the Company. Most, if not all, of such loans are not insured or guaranteed by a federally owned or guaranteed mortgage agency.

     Operations commenced on March 5, 1997 when approval was given by the Securities and Exchange Commission for the Company's initial public offering of shares. The Company is currently offering up to 2,500,000 shares at an offering price of $20 per share.

2. Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, expect as disclosed herein, there has been no material change in information disclosed in the notes to the financial statements for the year ending December 31, 1997 included in the Company's 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ending March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

3. Notes Payable

     On March 27, 1998 the Company renewed and increased its Revolving Loan Agreement (the "Agreement") with Abrams Centre National Bank (the "Bank"), wherein the Company can borrow up to $500,000 on a revolving basis for a term of one year from the date of the Agreement. Interest on the outstanding principal balance of the loan is paid monthly at a varying rate per annum of one and one-half percent (1-1/2%) in excess of the Bank's prime rate of interest. The borrowing base in the Agreement is an amount equal to fifty percent (50%) of the aggregate unpaid principal of the Collateral pledged to the Bank. Collateral for the Agreement is $1,000,000 unpaid principal balance of residential mortgages owned by the Company. As security for the prompt satisfaction of all obligations of the Agreement, the Company agreed to assign, transfer and set over to the Bank all of its right, title and interest in and to the Collateral. As of March 31, 1998 the outstanding balance of the Revolving Line of Credit was $325,254. The Company used the funds to purchase Mortgage Investments.

4. Related Party Transactions

     In 1997 UMT entered into a Funding Agreement with the Advisor whereby the Advisor agreed to fund the Company's general and administrative expenses. In connection with this Agreement, the Company received $35,813 in expense reimbursement from the Advisor in the quarter ending March 31, 1998. In consideration of the Agreement, the Company contributed to the Advisor an amount equal to one-half of one percent (.5%) of the Company's average invested assets for the immediately preceding month.

     The Company also paid the Advisor an Acquisition Fee of $57,724 calculated at 3% of the unpaid principal balance of the Residential Mortgages as of the purchase date.




ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Results of Operations

     During the quarter ending March 31, 1998 UMT purchased 43 Residential Mortgages secured by single family, residential property in Texas. The Residential Mortgages had a blended annual interest rate of 11.51%, a current annual yield of 12.26% and an investment-to-value ratio of 84.29% (the Company's investment in the note divided by the value of the home that is security for the note.) On average, the notes had an unpaid principal balance $44,750, a term remaining of 338 months, and were acquired for 93.91% of the outstanding unpaid principal balance of the notes, as of the purchase date. Thirty-two of the notes were acquired from South Central Mortgage, Inc. and 11 were acquired from private individuals.

     This compares to the quarter ending March 31, 1997 during which UMT owned one Residential Mortgage with interest at 11.5%, a current annual yield of 12.34% and an investment-to-value ratio of 83.34%, as of the purchase date of the mortgage note. The note had an unpaid principal balance of $29,990, a term remaining of 356 months and was acquired for 92.81% of the unpaid principal balance as of the purchase date.

     UMT's total portfolio of Residential Mortgages as of March 31, 1998 consisted of 115 Residential Mortgages with an aggregate unpaid principal balance of $4,748,005 as of the purchase dates of the notes. The Residential Mortgages were acquired for an aggregate sum of $4,442,567, or for 93.56% of the outstanding principal balance of the notes as of the purchase date. The Residential Mortgages had a blended annual interest rate of 11.44%, a current annual yield of 12.22% and an investment-to-value ratio of 84.25%.
On average the notes had an unpaid principal balance of $41,228 and a term remaining of 319 months.

     As of March 31, 1998 the Company had investments in 46 Interim Mortgages for an aggregate total of $1,200,785. The Interim Mortgages had terms of no greater than 12 months and were made to borrowers for the purchase, renovation and sale of single family homes. These loans, which are first lien mortgage notes secured by properties in Texas, had a blended interest rate of 14.57% and investment-to-values of no greater than 50%.

     UMT had no Interim Mortgages during the quarter ending
March 31, 1997.

     All of the properties that are security for the Residential Mortgages and Interim Mortgages are located in Texas. Each of the properties was adequately covered by a mortgagees title insurance policy and hazard insurance.

     The Company's Residential Mortgages and Interim
Mortgages generated $164,116 of interest income during the quarter ending March 31, 1998. Expenses of $49,060 were offset by reimbursement from the Advisor of $35,813. During the quarter the Company realized net income of $150,869 and earnings per share of $.54.

     This compares to interest income during the quarter ending March 31,1997 of $556 and expenses of $18,029, resulting in a net loss of $17,473 or $1.75 per share.

Capital Resources and Liquidity

     During the quarter ending March 31, 1998 UMT added 59 new shareholders increasing the total number of shareholders to 231. The Company issued 125,186 shares of beneficial interest thereby increasing the outstanding shares to 327,694. Gross Offering Proceeds increased by $2,503,721 resulting in aggregate Gross Offering Proceeds of $6,553,880. Gross Offering Proceeds for the quarter ending March 31, 1998 were distributed as follows: $2,240,465 to the Company as Net Offering Proceeds; 10% or $250,372 to the Selling Group Manager for Selling Commissions; 0.5% or $12,519 to the Selling Group Manager for Due Diligence Fees; and $365 to the Escrow Agent as compensation for distributing interest accrued to subscribers.

     This compares to the quarter ending March 31, 1997 when
UMT had one shareholder, its Advisor, Mortgage Trust
Advisors, Inc. and had been initially capitalized with $200,000 from the sale to the Advisor of 10,000 shares of beneficial interest.

     During the quarter ending March 31, 1998 UMT used $1,924,147 of the Net Offering Proceeds to purchase 43 Residential Mortgages for $1,807,041, or for 93.91% of the unpaid principal balance of the notes as of the purchase date. Net Offering Proceeds were also used to pay an Acquisition Fee of $57,724 to the Advisor, calculated at 3% of the unpaid principal balance of the Residential Mortgages as of the purchase date.

     During the quarter ending March 31, 1997 UMT used part of the proceeds from its initial capitalization to purchase one Residential Mortgage for $27,834, or for 92.81% of the unpaid principal balance of the note as of the purchase date. No acquisition fee was paid to the Advisor in the transaction.

     As of March 31, 1998 UMT had invested $1,200,785 in 46
Interim Mortgages. The Interim Mortgages bore interest at a blended rate of 14.57%.

	UMT declared and paid three dividends to shareholders during the quarter ending March 31, 1998. The annualized rate-of-return to shareholders was 10.6%.

     No dividends were paid during the quarter ending March
31, 1997.

     On March 27, 1998 UMT renewed and increased its Revolving Loan Agreement (the "Agreement") with its lending bank (the "Bank") wherein the Company can borrow up to $500,000 on a revolving basis for a term of one year from the date of the Agreement. Interest on the outstanding principal balance of the loan is paid monthly at a varying rate per annum which is one and one-half percent (1-1/2%) in excess of the Bank's prime rate of interest. The outstanding balance of the line of credit at March 31, 1998 was $325,254. The Company uses the line of credit to purchase Mortgage Investments prior to its two monthly closings.


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     Exhibit 1 - One (1) Year $500,000 Revolving Loan
(Renewal) Agreement dated March 27, 1998 between United
Mortgage Trust and Abrams Centre National Bank.........Pg 10

(b) Reports on Form 8-K

     During the period covered by this report, the Company filed reports on Form 8-K dated January 14, 1988, February
10, 1998 and March 27, 1998 to report the status of its offering of shares.


SIGNATURES

     In accordance with the requirements of the Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.


                                    UNITED MORTGAGE TRUST
                                        (Registrant)



Date:  May 14, 1998                /S/Christine A. Griffin
                                      Christine A. Griffin
                                           President




EXHIBIT 1

ONE (1) YEAR
$500,000
REVOLVING LOAN (RENEWAL) AGREEMENT

     THIS REVOLVING LOAN AGREEMENT, dated the  27th March
1998, by and between UNITED MORTGAGE TRUST (the "Borrower"), and ABRAMS CENTRE NATIONAL BANK (the "Bank").

WITNESSETH:

BACKGROUND. Borrower is in the business of buying first lien mortgage notes secured by liens on residential properties collectively called the "Residential Paper" as an investment in Residential Paper and in the past has obtained a $150,000.00 line of credit for such purpose. Borrower has request the Bank to renew, extend and increase said loan by $350,000, viz. to lend it up to the sum of FIVE HUNDRED THOUSAND ($500,000) DOLLARS, in aggregate, on a revolving loan basis (the "Loan") from which to reimburse Borrower up to $500,000 for all or part of Borrower's cost of acquisition of Residential Paper obtained for investment; and, Borrower maintains an inventory ("Inventory") of unencumbered current Residential Paper of not less than $1,000,000 with which to secure the Loan. Bank is willing to advance the Loan upon the terms and conditions hereinafter set forth. This Agreement renews (and supersedes) said $150,000 revolving loan line of credit agreement dated on or about the 20th day of March, 1997.

     NOW, THEREFORE, in consideration of the promises herein contained, and each intending to be legally bound hereby, the parties agree as follows:

Section I: The Loan

1.01 Disbursement of the Loan. Subject to the terms thereof, Bank will credit the proceeds of the revolving Loan advanced from time to time to the Borrower's deposit account with the Bank or a title company designated by Borrower.

1.02 General Terms. Subject to the terms hereof and the Note (defined below), the Bank will lend the borrower, from time to time until twelve (12) months after this date (the "Loan Termination Date"), such sums as the Borrower may request by draw ("Draw") request to the Bank, received by the Bank not less than three (3) banking days before Bank is requested to fund such Draw and which shall not exceed, in the aggregate principal amount at any one time outstanding an amount equal to the lesser of $500,000.00 (the "Loan Commitment") or the Borrowing Base, defined in 1.06. The Borrower may borrow, repay without penalty or premium and reborrow hereunder, from the date of this Agreement until the Loan Termination Date, either the full amount of the Loan Commitment or any lesser sum. It is the intention of the parties that the outstanding principal amount of the Loan shall at no time exceed the amount of the then existing Borrowing Base, and if, at any time, an excess shall for any reason exist, the full amount of such excess, together with accrued and unpaid interest thereof as herein provided, together with accrued and unpaid interest thereon as herein provided, shall be immediately due and payable in full.

This Loan will be secured inter alia by the Inventory containing not less than $1,000,000 in current insured first lien notes, as below provided.

1.03 Draws and Draw Fees. Draws will be submitted on forms acceptable to Bank; and, Bank will invoice Borrower for a $50.00 fee to process each Draw, as requested by Borrower.

1.04  The Note. The Loan shall be evidenced by a note
("Note"), having a stated maturity on the Loan Termination
Date, in form acceptable to Bank.

1.05 The Origination and/or Commitment Fee. In exchange for
Bank's agreement to set aside funds to accommodate Borrower's right to draw hereunder, Borrower will pay Bank $3,750 upon execution of this Agreement by Borrower.

1.06 Borrowing Base. The Borrowing Base is an amount equal to fifty (50%) percent of the aggregate unpaid principal of the Inventory, viz. the unpaid principal balances of all Residential Paper pledged to Bank by Borrower (not to exceed the Loan Commitment) without considering any Residential Paper past due by more than sixty (60) days held by Bank in connection with the Loan and subject to Bank's liens ("Liens") mentioned herein. Borrower will remove from the Inventory at once and without demand any Residential Paper that is more than sixty (60) days past due and will replace the same and replenish the Inventory with Residential Paper that is current, i.e. not more than sixty (60) days past due; and, such replenishment will be accomplished by Borrower promptly without notice from Bank to do so. Borrower will submit a reconciliation of collateral and debt on the first day of each month (the "Settlement Date") on which will be reported the Borrowing Base for that month. If the reconciliation shows available borrowing to be less than the amount outstanding, the Loan will be paid down to the available amount, i.e. the Borrowing Base, at that time. No Draw will be funded in any default by Borrower is threatened under any of Bank's Loan Documents in Bank's reasonable commercial judgment.

1.07 Residential Paper Tracking. In order to induce Bank to enter into this Agreement, Borrower has represented to Bank that Borrower will furnish Bank with all information needed/requested by Bank to track each item of Residential Paper ("Item") viz. each first lien note and each first lien securing the payment of such first lien note pledged to Bank in order to independently determine its currency, and to remain assured that not Item of Inventory considered in the Borrowing Base is more than sixty (60) days past due. In addition, Borrower will furnish any certification of Residential Paper currency under oath that Bank may request from time to time during the term of the Loan.

1.08 Interest Rate and Payments of Interest.

(A) Except as otherwise provided under S 1.08(B), interest on the principal balance of the Loan from time to time outstanding will be payable monthly at a varying rate per annum which is one and one-half (1-1/2%) percent per annum (the "Margin Percentage") in excess of "Wall Street Journal Prime" rate of interest, as published from time to but in no event to exceed the maximum rate of nonusurious interest allowed by law, as may hereafter be in effect, hereinafter called the ("Highest Lawful Rate"), with adjustments in such varying rate to be made on the same day as any change in such prime commercial rate. All past due principal and interest shall bear interest at a rate per annum which is equal to the Highest Lawful Rate from maturity until paid. Notwithstanding the foregoing provisions concerning such varying rate, if at any time the sum of the Margin Percentage plus such prime commercial rate exceeds the Highest Lawful Rate, the rate of interest to accrue on the note shall be limited to the Highest Lawful Rate, but if thereafter if the sum of the Margin Percentage plus such prime commercial rate is less than the Highest Lawful Rate, the rate of interest to accrue on the Note shall be the Highest Lawful Rate until the total amount of interest accrued on the Note equal the amount of interest which would have accrued if a varying rate per annum equal to the sum of the Margin Percentage plus such prime commercial rate had at all times been in effect.

(b) It is the intention of the parties hereto to comply with the usury laws applicable to the Loan; accordingly, it is agreed that notwithstanding any provision to the contrary in Agreement or in any of the documents securing payment of the Loan, no such provision shall require the payment or permit the collection of interest in excess of the maximum permitted by law. If any excess interest is provided for, contracted for, charged for or received, then the provisions of this paragraph shall govern and control and neither the Borrower hereof nor any other party liable for the payment thereof shall be obligated to pay the amount of such excess interest. Any such excess interest which may have been collected shall be, at the Bank's option, either applied as a credit against the then unpaid amount hereof or refunded to Borrower. The effective rate of interest shall be automatically subject to reduction to the maximum lawful contract rate allowed under the usury laws as now or hereafter construed. It is further agreed that without limitation of the foregoing, all calculations of the rate of interest contracted for, charged for, or received under this Agreement which are made for the purposes of determining whether such rate exceeds the maximum lawful rate, shall be made, to the extent permitted by law, by amortizing, prorating, allocating and spreading in equal parts during the full stated term of the Loan, all interest contracted for, charged for or received from the Borrower or otherwise by the Bank.

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

Section II. Conditions Precedent

     In addition to the provisions set forth in 3.06 below, the obligation of the Bank to make any advance on the Loan is subject to the following conditions precedent:

2.01 Documents Required for the Closing. The Borrower shall have delivered to the Bank, prior to the initial disbursement of any Loan amounts (the "Closing"), the following:

(A) The Note, duly executed by the Borrower, in the form acceptable to Bank;

(B) A duly executed Guaranty Agreement ("Guaranty"), in form acceptable to Bank signed by Theodore F. Etter, Jr.
("Guarantor") together with his current financial statement in form/substance acceptable to Bank;

(C) Borrower's current financial statements (the "Financial
Statements") reviewed by its certified public accountant, satisfactory in form/content to Bank;

(D)Collateral Assignments of Notes/Liens ("Assignments") encumbering the Residential Paper comprising the Inventory acceptable to Bank including physical possession of the Notes endorsed to Bank and Financing Statements mentioned in Section III;

(E) A copy, certified as of the date of the Closing, of resolutions of the board of directors of the Borrower, authorizing the execution, delivery, and performance of this Agreement, the Note, Security Agreement and all other documents to be delivered pursuant hereto at such item.

Documents evidencing, securing or otherwise furnished by Bank in connection with providing for the Loan Collectively are called Loan Documents.

Section III. Collateral Security

3.01 Composition of the Collateral. The property in which a collateral interest is granted pursuant to the provisions of
3.02 and 3.03 (including Bank's Liens) is herein collectively called the "Collateral". The Collateral, together with all other property of the Borrower of any kind held by the Bank, shall stand as one general, continuing collateral security for all obligations (the "Obligations") of Borrower to Bank herein created or mentioned herein or hereafter made including the Note, Security Agreement, etc. and may be retained by the Bank until all Obligations have been satisfied in full. The Collateral at all times will include the Inventory, in addition to all assets of Borrower mentioned in 3.02 and 3.03.

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

3.03 Rights in Property Held by the Bank. As security for the prompt satisfaction of all Obligations, the Borrower hereby assigns, transfers, and sets over to the Bank all of its right, title, and interest in and to, and grants the Bank a lien on and a security interest in, all amounts that may be owing, from time to time, by the Bank to the Borrower in any capacity, including, but without limitation, any balance or share belonging to the Borrower, or any deposit or other account with the Bank, which lien and security interest shall be independent of, and in addition to, any right of set-off that the Bank has hereunder or otherwise, excluding escrow accounts.

3.04 Priority of Liens. The foregoing liens shall be first and prior liens except for any liens heretofore approved by Bank in writing.

3.05 Financing Statements, Assignments and Deeds of Trusts.

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

3.06 Residential Paper Draw Agreements. No Draw will be submitted, processed or approved until all of the following special conditions relating to the Draw have been satisfied:

(A) Bank has approved the form/content of any and all Residential Paper within the Inventory pledged to Bank;

(B) such Residential Paper has been assigned to Bank as follows:

(1) the indebtedness has been delivered and endorsed to Bank with full recourse against Borrower;

(2) the mortgage ("Mortgage") securing payment of such indebtedness has been transferred to Bank;

(C) Borrower and each of the original payee and the maker of the Residential Paper has delivered an estoppel certificate in form/content acceptable to Bank;

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

(H) Evidence acceptable to Bank that no Residential Paper of which the Borrowing Base is comprised (i.e. no Item of Inventory) is more than sixty (60) days past due.

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

Section IV. Covenants, Representations and Warranties of
Borrower

4.01 Agreements. To induce the Bank to enter into this Agreement, the Borrower represents and warrants to and covenants with the Bank as follows:

(A) The Borrower is a corporation duly organized, validly existing, and in good standing under the laws of the State of Texas;

(B) Borrower is not directly or indirectly controlled by, or acting on behalf of, any person which is an "Investment
Company", within the meaning of the Investment Company Act of 1940, as amended;

(C) Borrower and Guarantor are not in default with respect to any of their existing indebtedness, and the making and performance of this Agreement, the Note, and the other Loan
Documents will not (immediately or with the passage of time, the giving of notice, or both):

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

(I) Borrower will pay all costs to keep and maintain the validity, enforceability, security, priority and collectability of the Collateral and will pay all other amounts which may be necessary or desirable to preserve, maintain and protect Bank's interest in the Collateral Borrower will pay or reimburse Bank for all costs incurred by Bank to document, protect and enforce the Loan including legal fees, mortgage title insurance, etc.;

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

(K) Borrower and Guarantor will take all necessary action to prevent the occurrence of any default/dispute under any agreement or obligation between Borrower and the Guarantor and any other persons or entities in connection with any matter including but not limited to the Collateral or any part thereof;

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

(M) Borrower and Guarantor indemnify Bank against any loss to Bank, including without limitation attorney's fees and costs of site investigation and cleanup, incurred by or imposed on Bank as a result of any use, handling, storage, transportation, or disposal of hazardous or toxic materials on or about any property described in the liens comprising the Collateral. This indemnity at the election of Bank shall survive repayment of the Loan and shall continue as long any risk of loss or liability by Bank exists;

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

4.02 Survival. All of the covenants representations and warranties set forth in Section 4.01 shall survive until all Obligations are satisfied in full and there remain no outstanding Commitments hereunder; and, in the case sub 4.01
(M), such indemnity will remain in effect for so long as the risk of loss to be indemnified against exists.

Section V Default

5.01 Events of Default. The occurrence of any one or more of the following events shall constitute an Event of Default hereunder:

(A) The Borrower shall fail to pay when due any installment of principal or interest or fee payable hereunder, and such failure shall continue for a period of ten (10) days;

(B) The Borrower shall fail to observe or perform any other obligation to be observed or performed by it hereunder or under any of the Loan Documents, and such failure shall continue for ten (10) days after: (1) notice of such failure from Bank; or(2) the Bank is notified of such failure or should have been so notified pursuant to the provision of 4.01
(O), whichever is earlier;

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

(H) The Guarantor shall fail to comply fully with the requirements of his Guaranty.

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

Section VI. Release Agreements

6.01 Bank will release its Liens against the Inventory, i.e.
Bank will reassign without warranty or recourse the Residential Paper assigned to Bank under the following agreements:

(i) no default or dispute is pending or threatened under the Loan Documents;
(ii) such release is documented, recorded and otherwise accomplished without cost to Bank; and
(iii) the Loan is paid in full.

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

7.02 Further Assurance. From time to time, the Borrower will execute and deliver to the Bank such additional documents and will provide such additional information, including but not limited, to supplementary Financial Statement information as the Bank may reasonably require to carry out the terms of this Agreement and be informed of the status and affairs of the Borrower and Guarantor.

In particular, the Borrower will furnish to Bank (and will cause Guarantor to furnish) Financial Statements in form/content acceptable to Bank as follows:

Borrower: Annual Statements, Quarterly Statements
Guarantor: Annual Statements

The annual statements of Borrower will be audited by such party's certified public accountant and the quarterly statements of Borrower will be compiled by such party's certified public accountant. Statements will be prepared in form acceptable to Bank and will include, inter alia complete contingent liability information, cash flow reports and income and expense statements. In addition, Borrower and Guarantor will furnish Bank copies of their current (filed) income tax returns and future returns as and when they are filed with the Internal Revenue Service during the term of the Loan.

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

7.04 Future Advances Secured. The Collateral mentioned herein secures and enforces The payment of the Obligations including, but not limited to, all sums advanced by Bank to Borrower pursuant to the Note and all other present and future debts, obligations and Liabilities of Borrower to Bank (a) as principal, surety, endorser, guarantor, accommodation Party or otherwise, (b) arising by operation of law or otherwise, (c) as a member of any Partnership, joint venture, firm, trust or other association or (d) payable to or in favor of third Parties and hereafter acquired by Bank with or without the knowledge, consent or insistence Of Borrower, it being contemplated that Borrower will from time to time become additionally Indebted to bank directly or remotely all of which indebtedness shall be secured by said Collateral unless and until released by Bank.

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

7.07 Waiver, Release and Indemnity by the Borrower. To the maximum extent permitted by applicable laws, the Borrower:

(A) Waives (1) protest of all commercial paper at any time held by the Bank on which the Borrower is in any way liable;
(2) except as the same may herein be specifically granted, notice of acceleration and' of intention to accelerate; and
(3) notice and opportunity to be heard, after acceleration before exercise by the Bank of the remedies of self-help, set-off, or of other summary procedures permitted by any applicable laws or by any agreement with the Borrower, and, except where required hereby or by any applicable laws, notice of any other anion taken by the Bank;

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

THIS WRITTEN LOAN AGREEMENT (AND ALL RELATED DOCUMENTS
MENTIONED HEREIN OR PREPARED OR APPROVED IN WRITING BY BANK
CONCURRENTLY HEREWITH INCLUDING THE NOTE) REPRESENTS THE FINAL
AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY
EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL
AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL
AGREEMENTS BETWEEN THE PARTIES.

IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the day and year first above written.

Bank:
ABRAMS CENTRE NATIONAL BANK
9330 LBJ Freeway, Suite 150
Dallas, TX 75243

By: /S/ Bill R. Prince
Its: Senior Vice President


Borrower:
UNITED MORTGAGE TRUST
1701 N. Greenville Avenue, Suite 403
Richardson, Texas 75081

By: /S/ Christine A. Griffin
Its: President

Approved and Agreed
Guarantor:
/S/ Theodore F. Etter, Jr.





27
Page