Form 10QSB
period 1998-06-30
UNITED MORTGAGE TRUST
filed 1998-07-29
CIK 101390

Form 10-QSB



[ x ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ending June 30, 1998

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


PART I  -- FINANCIAL INFORMATION . . . . . . . . . . . . . 3

Item 1. Financial Statements . . . . . . . . . . . . . . . 3

     Balance Sheets
        June 30, 1998 and December 31, 1997 . . . . . . . F1

     Statements of Operations
        Three and Six Months Ending June 30, 1998
        and 1997. . . . . . . . . . . . . . . . . . . . . F2

     Statements of Cash Flows
        Six Months Ending June 30, 1998 and 1997 . . . . .F3

     Notes to Financial Statements . . . . . . . . . . . . 4

Item 2. Management's Discussion and Analysis
  of Financial Condition and Results of Operations . . . . 6

PART II -- OTHER INFORMATION . . . . . . . . . . . . . . .10

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . .10

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . 10

PART I  -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

Balance Sheets
June 30, 1998 and December 31, 1997

                                           June 30,      December 31,
1998             1997
                                          (unaudited)     (audited)
ASSETS
Cash                                       $  187,039   $       248
Investment in first lien mortgage notes     5,744,322     2,722,036
Interim mortgage loans                      1,774,911       877,275
Accrued interest receivable                    64,436        38,746
Receivable from affiliate (Note 4)             24,510        12,116
Equipment, less accumulated depreciation
     of $996 and $736, respectively             2,206         1,850
Other assets                                    7,996         2,337

Total Assets                               $7,805,420    $3,654,608

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Note payable (Note 3)                    $  318,193    $  138,000
  Dividend payable                             68,988        33,799
  Accounts payable & accrued liabilities           56           883

      Total Liabilities                    $  387,237    $  172,682

Shareholders' equity:
  Shares of beneficial interest; $.01 par
    Value; 100,000,000 shares authorized
    421,417 and 202,508 shares
    outstanding                            $    4,214    $    2,025
  Additional paid-in capital                7,383,577     3,467,964
  Retained earnings                            30,392        11,937

      Total Shareholders' Equity		 $7,418,183    $3,481,926

Total                                      $7,805,420    $3,654,608

See accompanying notes to financial statements.
Page F1

Statements of Operations
For the Three Months and Six Months Ended
June 30, 1998 and 1997
                             Three Months Ended      Six Months Ended
                                 June 30,                June 30,
                             1998          1997      1998        1997
                           (unaudited) (unaudited) (audited) (audited)
Revenues:
  Interest income          $222,756    $    907    $386,872  $  1,463

Expenses:
  Salaries and wages         18,619      16,148      35,066    32,595
  General and
    administrative           66,423       7,135      95,389     8,718
  Interest expense            6,160       1,408       9,806     1,408
  Expense reimburse-
    ment from affiliate
    (Note 4)                (73,125)        --     (108,939)      --
                             18,077      24,691      31,322    42,721

Net income (loss)          $204,679    $(23,784)   $355,550  $(41,258)

Net income (loss) per
  share of beneficial
  interest                    $0.53      $(2.38)      $1.08    $(4.13)

Weighted average shares
  outstanding               386,179      10,000     328,818    10,000

See accompanying notes to financial statements.
Page F2

Statements of Cash Flows
For the Six Months Ending June 30, 1998 and 1997

                                                      June 30,     June 30,
                                                        1998         1997
                                                    (unaudited)  (unaudited)
Cash flows from operating activities:
  Net income (loss)                                 $   355,550  $   (41,258)
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                         350          (10)
      Amortization of discount on mortgage notes        (23,509)          --
      Accrued interest receivable                       (25,690)         137
      Other assets                                       (6,365)      (1,600)
      Accounts payable and accrued liabilities             (827)      20,946
        Net cash provided by operating activities:  $   299,509   $  (21,785)

Cash flows from investing activities:
  Investment in first lien mortgage notes           $(2,923,125)  $ (102,070)
  Principal receipts on first lien mortgage notes        17,972           20
  Investment in interim mortgage notes                 (897,635)          --
  Loan acquisition costs                                (93,625)          --
        Net cash used in investing activities:      $(3,896,413)  $ (102,050)

Cash flows from financing activities:
  Proceeds from issuance of shares of
    beneficial interest                             $ 3,917,801           --
  Offering costs                                             --      (52,426)
  Net borrowings on note payable                        180,194      163,469
  Receivable from affiliate                             (12,394)          --
  Dividends                                            (301,906)          --
        Net cash provided by financing activities:  $ 3,783,695   $  111,043

Net increase (decrease) in cash                         186,791      (12,792)

Cash at beginning of period                                 248       13,051

Cash at end of period                               $   187,039   $      259

Interest paid                                       $     6,160   $       --

See accompanying note to financial statements.

Page F3


                   UNITED MORTGAGE TRUST
               Notes to Financial Statements
                     June 30, 1998

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

2. Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B.
They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in information disclosed in the notes to the financial statements for the year ending December 31, 1997 included in the Company's 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months and six months ending June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

3. Notes Payable

     On March 27, 1998 the Company renewed and increased its Revolving Loan Agreement (the "Agreement") with Abrams
Centre National Bank (the "Bank"), wherein the Company can borrow up to $500,000 on a revolving basis for a term of one year from the date of the Agreement. Interest on the outstanding principal balance of the loan is paid monthly at a varying rate per annum of one and one-half percent (1-
1/2%) in excess of the Bank's prime rate of interest. The borrowing base in the Agreement is an amount equal to fifty percent (50%) of the aggregate unpaid principal of the Collateral pledged to the Bank. Collateral for the Agreement is $1,000,000 unpaid principal balance of residential mortgages owned by the Company. As security for the prompt satisfaction of all obligations of the Agreement, the Company agreed to assign, transfer and set over to the Bank all of its right, title and interest in and to the Collateral. As of June 30, 1998 the outstanding balance of the Revolving Line of Credit was $318,193. The
Company used the funds to purchase Mortgage Investments.

4. Related Party Transactions

     In 1997 UMT entered into a Funding Agreement with the Advisor whereby the Advisor agreed to fund the Company's general and administrative expenses. In connection with this Agreement, the Company received $73,125 and $108,939 in expense reimbursements for the three months and six months ending June 30, 1998, respectively. In consideration of the Agreement, the Company contributed to the Advisor an amount equal to one-half of one percent (.5%) of the Company's average invested assets for the immediately preceding month.

     The Company also paid the Advisor Acquisition Fees of
$57,724 and $93,625 during the three months and six months ending June 30,1998,respectively, calculated at 3% of the unpaid principal balance of the Residential Mortgages as of the purchase date.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Results of Operations

     During the quarter ending June 30, 1998 UMT purchased
30 Residential Mortgages secured by single family, residential property in Texas, with an unpaid principal balance of $1,196,675 as of the purchase dates of the notes. The Residential Mortgages were acquired for $1,116,085, or 93.27% of the outstanding unpaid principal balance of the notes, as of the purchase date. They had a blended annual interest rate of 11.52%, a current annual yield of 12.35% and an investment-to-value ratio of 81.11%
(the Company's investment in the note divided by the value of the home that is security for the note.) On average, the notes had an unpaid principal balance $39,889 and a term remaining of 327 months. Twenty-two of the notes were acquired from South Central Mortgage, Inc. and eight were acquired from private individuals. This compares to the quarter ending June 30, 1997, during which time UMT owned one Residential Mortgage with an unpaid principal balance of $29,990, interest of 11.50%, a current annual yield of 12.34% and a loan-to-investment ratio of 78.41%, as of the purchase date of the mortgage note. The note had an unpaid principal balance of $27,834, a term remaining of 356 months and was acquired for 92.81% of the unpaid principal balance as of the purchase date.

     During the six months ending June 30, 1998 UMT purchased 73 Residential Mortgages secured by single family, residential property in Texas, with an unpaid principal balance of $3,120,822 as of the purchase dates of the notes. The Residential Mortgages were acquired for $2,923,125, or 93.66% of the outstanding unpaid principal balance of the notes, as of the purchase date. They had a blended annual interest rate of 11.51%, a current annual yield of 12.29% and an investment-to-value ratio of 83.11%
(the Company's investment in the note divided by the value of the home that is security for the note.) On average, the notes had an unpaid principal balance $42,752 and a term remaining of 333 months. Fifty-five of the notes were acquired from South Central Mortgage, Inc. and eighteen were acquired from private individuals. This compares to the six months ending June 30, 1997, during which time UMT owned one Residential Mortgage with an unpaid principal balance of $29,990, interest of 11.50%, a current annual yield of 12.34% and a loan-to-investment ratio of 78.41%, as of the purchase date of the mortgage note. The note had an unpaid principal balance of $27,834, a term remaining of 356 months and was acquired for 92.81% of the unpaid principal balance as of the purchase date.

     UMT's total portfolio of Residential Mortgages as of June 30, 1998 consisted of 145 Residential Mortgages with an aggregate unpaid principal balance of $5,944,680 as of the purchase dates of the notes. The Residential Mortgages were acquired for an aggregate sum of $5,558,651, or for 93.50% of the outstanding principal balance of the notes as of the purchase date. The Residential Mortgages had a blended annual interest rate of 11.45%, a current annual yield of 12.25% and an investment-to-value ratio of 83.13%.
On average the notes had an unpaid principal balance of $40,998 and a term remaining of 321 months.

     As of June 30, 1998 the Company had investments in 64
Interim Mortgages for an aggregate total of $1,774,911. The
Interim Mortgages had terms of no greater than 12 months and were made to borrowers for the purchase, renovation and sale of single family homes. These loans, which are first lien mortgage notes secured by properties in Texas, had a blended interest rate of 14.27% and investment-to-values of no greater than 50%. UMT had no Interim Mortgages during the quarter ending June 30, 1997.

     All of the properties that are security for the Residential Mortgages and Interim Mortgages are located in Texas. Each of the properties was adequately covered by a mortgagees title insurance policy and hazard insurance.

     The Company's Residential Mortgages and Interim
Mortgages generated $222,756 of interest income during the quarter ending June 30, 1998. Expenses of $91,202 were offset by reimbursement from the Advisor of $73,125. During the quarter the Company realized net income of $204,679 and earnings per share of $.53. This compares to interest income during the quarter ending June 30, 1997 of $907 and expenses of $24,691, resulting in a net loss of $23,784 or $2.38 per share.

     For the six months ending June 30, 1998 Residential
Mortgages and Interim Mortgages generated $386,872 of interest income. Expenses of $140,261 were offset by reimbursement from the Advisor of $108,939. During the six-month period the Company realized net income of $355,550 and earnings per share of $1.08. This compares to interest income during the six months ending June 30, 1997 of $1,463 and expenses of $42,721, resulting in a net loss of $41,258 or $4.13 per share.

Capital Resources and Liquidity

     During the quarter ending June 30, 1998 UMT added 69 new shareholders increasing the total number of shareholders to 300. The Company issued 93,723 shares of beneficial interest thereby increasing the outstanding shares to 421,417. Gross Offering Proceeds increased by $1,874,460 resulting in aggregate Gross Offering Proceeds of $8,428,340. The Gross Offering Proceeds for the quarter ending June 30, 1998 were distributed as follows:
$1,677,337 to the Company as Net Offering Proceeds; 10% or
$187,446 to the Selling Group Manager for Selling
Commissions; 0.5% or $9,372 to the Selling Group Manager for Due Diligence Fees; and $305 to the Escrow Agent as compensation for distributing interest accrued to subscribers. This compares to the quarter ending June 30, 1997 when UMT had one shareholder, its Advisor, Mortgage
Trust Advisors, Inc. and had been initially capitalized with $200,000 from the sale to the Advisor of 10,000 shares of beneficial interest.

     During the six months ending June 30, 1998 UMT added
128 new shareholders increasing the total number of shareholders to 300. The Company issued 218,909 shares of beneficial interest thereby increasing the outstanding shares to 421,417. Gross Offering Proceeds increased by $4,378,180 resulting in aggregate Gross Offering Proceeds of $8,428,340. The Gross Offering Proceeds for the six months ending June 30, 1998 were distributed as follows:
$3,917,801 to the Company as Net Offering Proceeds; 10% or
$437,818 to the Selling Group Manager for Selling
Commissions; 0.5% or $21,891 to the Selling Group Manager for Due Diligence Fees; and $670 to the Escrow Agent as compensation for distributing interest accrued to subscribers. This compares to the six months ending June
30, 1997 when UMT had one shareholder, its Advisor, Mortgage Trust Advisors, Inc. and had been initially capitalized with $200,000 from the sale to the Advisor of 10,000 shares of beneficial interest.

     During the quarter ending June 30, 1998 UMT used Net
Offering Proceeds to purchase 30 Residential Mortgages for
$1,116,084, or for 93.27% of the unpaid principal balance of the notes as of the purchase date. Net Offering proceeds were used to increase the Interim Mortgage Loan balance outstanding from $1,200,785, at March 31, 1998, to $1,774,911. Net Offering Proceeds were also used to pay an Acquisition Fee of $35,900 to the Advisor, calculated at 3% of the unpaid principal balance of the Residential
Mortgages as of the purchase date. Comparing the quarter ending June 30, 1997 UMT used part of the proceeds from its initial capitalization to purchase one Residential Mortgage for $27,834 or for 92.81% of the unpaid principal balance of the note as of the purchase date. No acquisition fee was paid to the Advisor in the transaction. There were no Interim Mortgage Loans at the quarter ended June 30,1997.

     During the six months ending June 30, 1998 UMT used
Net Offering Proceeds to purchase 73 Residential Mortgages for $2,923,125, or for 93.66% of the unpaid principal balance of the notes as of the purchase date. Net Offering proceeds were used to increase the Interim Mortgage Loan balance outstanding from $877,275, at December 31, 1997, to $1,774,911 at June 30, 1998. Net Offering Proceeds were also used to pay an Acquisition Fee of $93,625 to the Advisor, calculated at 3% of the unpaid principal balance of the Residential Mortgages as of the purchase date.
Comparing the six months June 30, 1997 UMT used part of the proceeds from its initial capitalization to purchase one
Residential Mortgage for $27,834 or for 92.81% of the unpaid principal balance of the note as of the purchase date. There were no Interim Mortgage Loans at the quarter ended June 30,1997.
No acquisition fee was paid to the Advisor in the transaction.

 	UMT declared and paid three dividends to shareholders during the quarter ending June 30, 1998. The annualized rate-of-return to shareholders was 10.38%. Six dividends were declared and paid to shareholder during the six months ended June 30, 1998. The annualized rate-of-return to shareholders for the six months period was 10.47%. No dividends were paid during the six months ending June 30, 1997.

     On March 27, 1998 UMT renewed and increased its
Revolving Loan Agreement (the "Agreement") with its lending bank (the "Bank") wherein the Company can borrow up to $500,000 on a revolving basis for a term of one year from the date of the Agreement. Interest on the outstanding principal balance of the loan is paid monthly at a varying rate per annum, which is one and one-half percent (1-1/2%) in excess of the Bank's prime rate of interest. The outstanding balance of the line of credit at June 30, 1998 was $318,193. The Company uses the line of credit to purchase Mortgage Investments prior to its two monthly closings.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K

     During the period covered by this report, the Company filed reports on Form 8-K dated April 30, 1998 and May 31,
1998 to report the status of its offering of shares.


SIGNATURES

     In accordance with the requirements of the Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.


                               UNITED MORTGAGE TRUST
                                   (Registrant)



Date:  July 29, 1998           /S/Christine A. Griffin
                                  Christine A. Griffin
                                      President




14
Page