Form 10QSB
period 1998-09-30
UNITED MORTGAGE TRUST
filed 1998-11-13
CIK 101390

Form 10-QSB



[ x ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ending September 30, 1998

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

     Balance Sheets
        September 30, 1998 and December 31, 1997  . . . F1

     Statements of Operations
        Three and Nine Months Ending
        September 30, 1998 and 1997 . . . . . . . . . . F2

     Statements of Cash Flows
        Nine Months Ending
        September 30, 1998 and 1997 . . . . . . . . . . F3

     Notes to Financial Statements . . . . . . . . . . . 8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations . . .10

PART II -- OTHER INFORMATION . . . . . . . . . . . . . .14

Item 6. Exhibits and Reports on Form 8-K . . . . . . . .14

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . 15


PART I  -- FINANCIAL INFORMATION

ITEM 1. Financial Statements


Balance Sheets

September 30, 1998 and December 31, 1997




                                           Sept 30,         Dec 31,
                                             1998            1997
                                          (unaudited)     (audited)
ASSETS
Cash                                       $    1,240   $       248
Investment in first lien mortgage notes     8,407,679     2,722,036
Interim mortgage loans                      2,885,140       877,275
Accrued interest receivable                    99,239        38,746
Receivable from affiliate (Note 4)                 --        12,116
Equipment, less accumulated depreciation
     of $1,126 and $736, respectively           2,076         1,850
Other assets                                   12,952         2,337

Total Assets                              $11,408,326    $3,654,608

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Note payable (Note 3)                    $  431,000    $  138,000
  Dividend payable                            100,826        33,799
  Accounts payable & accrued
      liabilities (Note 5)                      5,056           883

      Total Liabilities                    $  536,882    $  172,682

Shareholders' equity:
  Shares of beneficial interest; $.01 par
    Value; 100,000,000 shares authorized
    608,262 and 202,508 shares
    outstanding                            $    6,083    $    2,025
  Additional paid-in capital               10,815,012     3,467,964
  Retained earnings                            50,349        11,937

      Total Shareholders' Equity          $10,871,444    $3,481,926

Total                                     $11,408,326    $3,654,608

See accompanying notes to financial statements.
Page F1

Statements of Operations
For the Three Months and Nine Months Ended
September 30, 1998 and 1997
                             Three Months Ended     Nine Months Ended
                                September 30,         September 30,
                             1998          1997      1998        1997
                           (unaudited) (unaudited) (audited) (audited)
Revenues:
  Gain on sale of notes    $  4,533     $    --    $  4,533  $     --
  Interest income           313,275      58,950     700,147     60,773

Expenses:
  Salaries and wages         16,148      13,456      29,832    46,051
  General and
    administrative           45,311      27,079     162,082    36,157
  Interest expense            7,416       1.954      17,222     3,362
  Expense reimburse-
    ment from affiliate
    (Note 4)                (41,223)        --     (150,161)      --
                             27,652      42,489      58,975    85,570

Net income (loss)          $290,156    $ 16,461    $645,705  $(24,797)

Net income (loss) per
  share of beneficial
  interest                    $0.52      $.0.12       $1.60    $(0.46)

Weighted average shares
  outstanding               555,169     140,663     404,269    53,554

See accompanying notes to financial statements.
Page F2

Statements of Cash Flows
For the Nine Months Ending September 30, 1998 and 1997

                                                Sept 30,     Sept 30,
                                                  1998         1997
                                              (unaudited)  (unaudited)
Cash flows from operating activities:
  Net income (loss)                          $   645,705  $   (24,797)
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                  525       (4,055)
      Amortization of discount on
      Gain on sale of notes                       (4,533)          --
        mortgage notes                           (38,988)          --
      Accrued interest receivable                (60,492)     (26,921)
      Other assets                                (6,365)      (1,600)
      Accounts payable and accrued
      liabilities                                  4,174)     (17,081)
        Net cash provided by operating
          activities:                        $   540,026   $  (74,454)

Cash flows from investing activities:
  Investment in first lien mortgage note     $(5,586,840) $(2,528,847)
  Principal receipts on first lien
    mortgage notes                                33,688        1,382
  Mortgage notes sold                             84,701           --
  Investment in interim mortgage notes        (2,007,865)          --
  Loan acquisition costs                        (173,674)          --
        Net cash used in investing
         activities:                         $(7,649,990) $(2,527,465)

Cash flows from financing activities:
  Proceeds from issuance of shares of
    beneficial interest                      $ 7,351,106    2,406,213
  Offering costs                                      --      (48,437)
  Net borrowings on note payable                 293,000      160,000
  Receivable from affiliate                        7,116)     140,468
  Dividends                                     (540,226)          --
        Net cash provided by financing
          activities:                        $ 7,110,956   $2,589,142

Net increase (decrease) in cash                      992      (12,777)

Cash at beginning of period                          248       13,051

Cash at end of period                        $     1,240   $      274

Interest paid                                $    17,222   $       --

See accompanying note to financial statements.

Page F3




                   UNITED MORTGAGE TRUST
               Notes to Financial Statements
                     September 30, 1998

1. Description of Business

The Company

     United Mortgage Trust ("UMT" or the "Company") is a
Maryland real estate investment trust which intends to qualify as a real estate investment trust under federal income tax laws. The advisor to the Company is Mortgage
Trust Advisors, Inc. (the "Advisor"), a Texas corporation.
The Company invests in the following types of Mortgage
Investments: (1) first lien, fixed rate mortgages and contracts for deed secured by single family residential property throughout the United States ("Residential
Mortgages"), and (2) loans of 12 months or less in term, made to borrowers for the purchase, renovation and sale of single family homes ("Interim Mortgages"). Such loans will be originated by others to the Company's specifications or to specifications approved by the Company. Most, if not all, of such loans are not insured or guaranteed by a federally owned or guaranteed mortgage agency.

     Operations commenced on March 5, 1997 when approval was given by the Securities and Exchange Commission for the Company's initial public offering of shares. The Company is currently offering up to 2,500,000 shares at an offering price of $20 per share.

2. Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B.
They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in information disclosed in the notes to the financial statements for the year ending December 31, 1997 included in the Company's 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months and nine months ending September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

3. Notes Payable

     On March 27, 1998 the Company renewed and increased its Revolving Loan Agreement (the "Agreement") with Abrams
Centre National Bank (the "Bank"), wherein the Company can borrow up to $500,000 on a revolving basis for a term of one year from the date of the Agreement. Interest on the outstanding principal balance of the loan is paid monthly at a varying rate per annum of one and one-half percent (1-
1/2%) in excess of the Bank's prime rate of interest. The borrowing base in the Agreement is an amount equal to fifty percent (50%) of the aggregate unpaid principal of the Collateral pledged to the Bank. Collateral for the Agreement is $1,000,000 unpaid principal balance of residential mortgages owned by the Company. As security for the prompt satisfaction of all obligations of the Agreement, the Company agreed to assign, transfer and set over to the Bank all of its right, title and interest in and to the Collateral. As of September 30, 1998 the outstanding balance of the Revolving Line of Credit was $431,000. The Company used the funds to purchase Mortgage
Investments.

4. Related Party Transactions

     In 1997 UMT entered into a Funding Agreement with the Advisor whereby the Advisor agreed to fund the Company's general and administrative expenses. In connection with this Agreement, the Company received $41,223 and $150,161 in expense reimbursements for the three months and nine months ending September 30, 1998, respectively. In consideration of the Agreement, the Company contributed to the Advisor an amount equal to one-half of one percent
(.5%) of the Company's average invested assets for the immediately preceding month.

     The Company also paid the Advisor Acquisition Fees of
$80,049 and $173,674 during the three months and nine months ending September 30, 1998,respectively, calculated at 3% of the unpaid principal balance of the Residential
Mortgages as of the purchase date.

5. Accounts Payable

     On November 12, 1998, the Company entered into an
Order Assessing Administrative Penalty, Offer of Rescission and Consent to Same ("Order") with the Arizona Corporation
Commission ("ACC"). The Order arose from the inadvertent sale of approximately $169,000 worth of the Company's securities to ten Arizona residents during a time when, due to a lapse in communications, the Company believed that an effective order of registration of the Company's securities existed. In fact, the ACC had not issued such an order.
Under the Order, the Company has paid a $5,000 administrative penalty, and is required to make a written offer to repurchase the securities sold to the Arizona residents.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Results of Operations

     During the quarter ending September 30, 1998 UMT purchased 64 Residential Mortgages secured by single family, residential property in Texas, with an unpaid principal balance of $2,713,951 as of the purchase dates of the notes. The Residential Mortgages were acquired for $2,605,245, or for 95.99% of the outstanding unpaid principal balance of the notes, as of the purchase date.
They had a blended annual interest rate of 11.55%, a current annual yield of 12.03% and an investment-to-value ratio of 84.0% (the Company's investment in the note divided by the value of the home that is security for the note.) On average, the notes had an unpaid principal balance $42,399 and a term remaining of 329 months. Thirty-seven of the notes were acquired from South Central
Mortgage, Inc. and twenty-seven were acquired from private individuals.

     For the nine months ending September 30, 1998 UMT purchased 137 Residential Mortgages secured by single family, residential property in Texas, with an unpaid principal balance of $5,834,773 as of the purchase dates of the notes. The Residential Mortgages were acquired for $5,528,370, or for 94.75% of the outstanding unpaid principal balance of the notes, as of the purchase date.
They had a blended annual interest rate of 11.53%, a current annual yield of 12.17% and an investment-to-value ratio of 83.54% (the Company's investment in the note divided by the value of the home that is security for the note.) On average, the notes had an unpaid principal balance $40,355 and a term remaining of 331 months. Ninety-two of the notes were acquired from South Central Mortgage, Inc. and forty-five were acquired from private individuals.

 By comparison, during the three months and nine months ending September 30, 1997 UMT purchased 53
Residential Mortgages secured by single family, residential property in Texas, with an unpaid principal balance of $2,056,756 as of the purchase dates of the notes. The
Residential Mortgages were acquired for $1,896,003, or for 92.18% of the outstanding unpaid principal balance of the notes, as of the purchase date. They had a blended annual interest rate of 11.26%, a current annual yield of 12.24% and an investment-to-value ratio of 82.33% (the Company's investment in the note divided by the value of the home that is security for the note.) On average, the notes had an unpaid principal balance $38,807 and a term remaining of 312 months. Forty-nine of the notes were acquired from South Central Mortgage, Inc. and four were acquired from private individuals.

     UMT's total portfolio of Residential Mortgages as of September 30, 1998 consisted of 209 Residential Mortgages with an aggregate unpaid principal balance of $8,658,631 as of the purchase dates of the notes. The Residential
Mortgages were acquired for an aggregate sum of $8,163,896, or for 94.29% of the outstanding principal balance of the notes as of the purchase date. The Residential Mortgages had a blended annual interest rate of 11.48%, a current annual yield of 12.18% and an investment-to-value ratio of 83.40%. On average the notes had an unpaid principal balance of $41,425 and a term remaining of 323 months.

     As of September 30, 1998 the Company had investments in 80 Interim Mortgages for an aggregate total of $2,885,140. The Interim Mortgages had terms of no greater than 12 months and were made to borrowers for the purchase, renovation and sale of single family homes. These loans, which are first lien mortgage notes secured by properties in Texas, had a blended interest rate of 13.16% and investment-to-values of 46%.

     By comparison, as of September 30, 1997 the Company had investments in 16 interim mortgage loans for an aggregate total of $570,665. The Interim Mortgages had terms of no greater than 12 months and were made to borrowers for the purchase, renovation and sale of single family homes. These loans, which are first lien mortgage notes secured by properties in Texas, had a blended interest rate of 16.75% and investment-to-values of 50%.

     All of the properties that are security for the Residential Mortgages and Interim Mortgages are located in Texas. Each of the properties was adequately covered by a mortgagees title insurance policy and hazard insurance.

     The Company's Residential Mortgages and Interim
Mortgages generated $317,808 of income during the quarter ending September 30, 1998. Expenses of $68,875 were offset by reimbursement from the Advisor of $41,223. During the quarter the Company realized net income of $290,156 and earnings per share of $.52. This compares to income during the quarter ending September 30, 1997 of $58,950 and expenses of $42,489, resulting in net income of $16,461 or $.12 per share.

     For the nine months ending September 30, 1998
Residential Mortgages and Interim Mortgages generated
$704,680 of income. Expenses of $209,136 were offset by reimbursement from the Advisor of $150,161. During the nine-month period the Company realized net income of $645,705 and earnings per share of $1.60. This compares to income during the nine months ending September 30, 1997 of $60,773 and expenses of $85,570, resulting in a net loss of $24,797 or $.46 per share.

Capital Resources and Liquidity

     During the quarter ending September 30, 1998 UMT added
88 new shareholders increasing the total number of shareholders to 388. The Company issued 186,845 shares of beneficial interest thereby increasing the outstanding shares to 608,262. Gross Offering Proceeds received increased by $3,736,900 resulting in aggregate Gross
Offering Proceeds received of $12,165,240. The Gross
Offering Proceeds received for the quarter ending September
30, 1998 were distributed as follows: $3,343,946 to the Company as Net Offering Proceeds; 10% or $373,690 to the
Selling Group Manager for Selling Commissions; 0.5% or
$18,685 to the Selling Group Manager for Due Diligence
Fees; and $580 to the Escrow Agent as compensation for distributing interest accrued to subscribers.

     For the nine months ending September 30, 1998 UMT added 216 new shareholders increasing the total number of shareholders to 388. The Company issued 405,754 shares of beneficial interest thereby increasing the outstanding shares to 608,262. Gross Offering Proceeds received increased by $8,115,080 resulting in aggregate Gross
Offering Proceeds received of $12,165,240. The Gross
Offering Proceeds for the nine months ending September 30, 1998 were distributed as follows: $7,261,747 to the Company as Net Offering Proceeds; 10% or $811,508 to the Selling
Group Manager for Selling Commissions; 0.5% or $40,575 to the Selling Group Manager for Due Diligence Fees; and
$1,250 to the Escrow Agent as compensation for distributing interest accrued to subscribers.

     By comparison, during the three months and nine months ending September 30, 1997 UMT added 137 new shareholders increasing the total number of shareholders to 138. The
Company issued 134,463 shares of beneficial interest thereby increasing the outstanding shares to 144,463. Gross
Offering Proceeds received increased by $2,689,260 resulting in aggregate Gross Offering Proceeds received of $2,889,260. The Gross Offering Proceeds for the nine months ending September 30, 1997 were distributed as follows:
$2,406,213 to the Company as Net Offering Proceeds; 10% or
$268,926 to the Selling Group Manager for Selling
Commissions; 0.5% or $13,446 to the Selling Group Manager for Due Diligence Fees; and $675 to the Escrow Agent as compensation for distributing interest accrued to subscribers.

     During the quarter ending September 30, 1998 UMT used
Net Offering Proceeds to purchase 64 Residential Mortgages for $2,605,245, or for 95.99% of the unpaid principal balance of the notes as of the purchase date. Net Offering
Proceeds were used to increase the Interim Mortgage Loan balance outstanding from $1,744,911, at June 30, 1998, to $2,885,140. Net Offering Proceeds were also used to pay an Acquisition Fee of $80,093 to the Advisor, calculated at 3% of the unpaid principal balance of the Residential
Mortgages as of the purchase date.

     During the nine months ending September 30, 1998 UMT used Net Offering Proceeds to purchase 137 Residential
Mortgages for $5,528,370, or for 94.75% of the unpaid principal balance of the notes as of the purchase date. Net
Offering Proceeds were used to increase the Interim
Mortgage Loan balance outstanding from $1,774,911, at June
30, 1998, to $2,885,140 at September 30, 1998. Net Offering
Proceeds were also used to pay an Acquisition Fee of $173,718 to the Advisor, calculated at 3% of the unpaid principal balance of the Residential Mortgages as of the purchase date.

     By comparison, during the three months and nine months ending September 30, 1997 UMT used Net Offering Proceeds to purchase 53 Residential Mortgages for $1,896,003 or for 92.18% of the unpaid principal balance of the notes as of the purchase date. Net Offering Proceeds were used to increase the Interim Mortgage Loan balance outstanding to $570,665. Net Offering Proceeds were also used to pay an Acquisition Fee of $61,702 to the Advisor, calculated at 3% of the unpaid principal balance of the Residential
Mortgages as of the purchase date.

 	UMT declared and paid three dividends to shareholders during the quarter ending September 30, 1998. The annualized rate-of-return to shareholders was 10.05%. Nine dividends were declared and paid to shareholder during the nine months ended September 30, 1998. The annualized rate-of-return to shareholders for the nine months period was 10.33%.

     By comparison, UMT declared and paid its first dividend during the three months and nine months ending
September 30, 1997, subsequent to the Initial Escrow
Closing. Dividends paid to shareholders during the periods provided annualized rates-of-return to shareholder of 10.44%.

     On March 27, 1998 UMT renewed and increased its
Revolving Loan Agreement (the "Agreement") with its lending bank (the "Bank") wherein the Company can borrow up to $500,000 on a revolving basis for a term of one year from the date of the Agreement. Interest on the outstanding principal balance of the loan is paid monthly at a varying rate per annum, which is one and one-half percent (1-1/2%) in excess of the Bank's prime rate of interest. The outstanding balance of the line of credit at September 30, 1998 was $431,000. The Company uses the line of credit to purchase Mortgage Investments prior to its two monthly closings.


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K

     During the period covered by this report, the Company filed reports on Form 8-K dated July 31, 1998 and September
10, 1998 to report the status of its offering of shares.


SIGNATURES

     In accordance with the requirements of the Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.


                                    UNITED MORTGAGE TRUST
                                        (Registrant)



Date:  November 7, 1998             /S/Christine A. Griffin
                                      Christine A. Griffin
                                           President



9

13
Page