Form 10KSB
period 1998-12-31
UNITED MORTGAGE TRUST
filed 1999-03-29
CIK 101390

Washington, D.C. 20549

                                  FORM 10-KSB

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required) for the Fiscal Year Ended December 31, 1998.

/__/ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to
_______________.

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

                   Yes __X___                  No_____

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     The Registrant's revenues for the year ended December 31, 1998 were $1,131,154.

     As of March 31, 1999, 805,141 shares of the Registrant's Common Stock were outstanding. However, there is currently no trading market for the Shares.

                   DOCUMENTS INCORPORATED BY REFERENCE
                                   None

Transitional Small Business Disclosure Format Yes /___/  No / X /

                               TABLE OF CONTENTS

                                                                         Page
PART I

Item 1. Description of Business............................................1

Item 2. Description of Property...........................................46

Item 3. Legal Proceedings.................................................47

Item 4. Submission of Matters to a Vote of Security Holders...............48

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters..........48

Item 6. Management's Discussion and Analysis of Financial
        Condition Of The Company..........................................50

Item 7. Financial Statements..............................................55

Item 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure...............................66


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control
        Persons; Compliance With Section 16(a) of the Exchange Act........66

Item 10. Executive Compensation...........................................71

Item 11. Security Ownership of Certain Beneficial Owners
         and Management...................................................73

Item 12. Certain Relationships and Related Transactions...................73

Item 13. Exhibits and Reports on Form 8-K................................77

                                      PART I

ITEM 1. DESCRIPTION OF BUSINESS.

                                     GENERAL

     United Mortgage Trust is a Maryland real estate investment trust formed on July 12, 1996 which operates as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). We had the initial closing of the sale of shares of our initial public offering on August 8, 1997. Our principal executive offices are located at 1701 N. Greenville, Suite 403, Richardson, Texas 75081, telephone number (972) 705-9805.

      Statements in this report regarding our business which are not historical facts are "forward-looking statements" as contemplated in the Private Securities Litigation Reform Act of 1995. The statements should be read in light of the risks and uncertainties attendant to our business, including, without limitation, increased risks of default on loans made to borrowers who do not satisfy the underwriting requirements for traditional mortgage financing, various conflicts of interest arising out of our relationship with our officers, our Advisor and their Affiliates, including the payment of fees, the purchase of mortgages from an Affiliate and other related party transactions, limited diversity in our portfolio of Mortgage Investments, risk of decrease in net interest income due to interest rate fluctuations, prepayment risks of Mortgage Investments, risk of loss due to default on Mortgage Investments and risk of failure to maintain REIT status and being subject to tax as a regular corporation. For a description of these and other risks associated with our business, see "Risk Factors" commencing on page 20.

Reference is made to the Glossary beginning on page 40 of this report for definitions of capitalized terms used in the following description of our business and elsewhere in this report.

     We invest exclusively in the following types of investments: (1) first lien, fixed rate mortgages secured by single family residential property throughout the United States (we refer to those investments as "Residential Mortgages"); (2) the seller's unencumbered interest in fixed rate contracts for deed (also known as land contracts) for the purchase of single family residential property throughout the United States (we refer to those investments as "Contracts for Deed"); and (3) loans of 12 months or less in term, made to investors for the purchase, renovation and sale of single family homes (we refer to those investments as "Interim Mortgages"). Any reference in this Form 10-KSB to "Mortgage Investments" will refer to Residential Mortgages, Contracts for Deed and Interim Mortgages. Most, if not all, of the Residential Mortgages and Contracts for Deed will not be insured or guaranteed by a federally owned or guaranteed mortgage agency and will involve borrowers who do not satisfy all of the income ratios, credit record criteria, loan-to-value ratios, employment history and liquidity requirements of conventional mortgage financing

     We produce net interest income on our Mortgage Investments while maintaining strict cost controls in order to generate net income for monthly distribution to our shareholders. We operate in a manner that will permit us to qualify as a REIT for federal income tax purposes. As a result of REIT status, we would be permitted to deduct dividend distributions we pay to our shareholders, thereby effectively eliminating the "double taxation" that generally results when a corporation earns income and distributes that income to stockholders in the form of dividends.

     We are self-administered with our President acting as Administrator. The President manages day-to-day operations, subject to the supervision of our Board of Trustees. We use the services of Mortgage Trust Advisors, Inc., a Texas corporation formed on June 11, 1996, to act as our advisor in selecting the investments we purchase. The Advisor is owned and controlled by Todd F. Etter, Dan H. Hill, James P. Hollis and Timothy J. Kopacka. Mr. Hill is an Affiliate of the Selling Group Manager. Mr. Etter is an Affiliate of South Central Mortgage, Inc. ("SCMI"), a Texas corporation that sells Mortgage Investments to us and services some of our Residential Mortgages. Mr. Etter is also an Affiliate of Capital Reserve Corp. ("CRC"), a Texas corporation that sells Interim Mortgages to us and services those Interim Mortgages for us.

     We intend to continue to acquire Mortgage Investments from several sources, including South Central Mortgage, Inc. ("SCMI") and Capital Reserve Corporation ("CRC"), Affiliates of the Advisor. The amount of Mortgage Investments to be acquired from SCMI and CRC cannot be determined at this time and will depend upon the Mortgage Investments that are available from them or other sources at the time we have funds to invest. At this time, SCMI and CRC are the only Affiliates that are expected to sell Mortgage Investment to us. SCMI is a Texas corporation that is in the business of purchasing, selling and servicing mortgages. CRC is a Texas corporation in the business of financing home purchases and renovations by real estate investors.

     All Mortgage Investments purchased from SCMI or other Affiliates of the Advisor have been and will be at prices no higher than those that would be paid to unaffiliated third parties for mortgages with comparable terms, rates, credit risks and seasoning.

     We use the services of SCMI and nonaffiliated third parties to service the Mortgage Investments we acquire. The servicing of the Mortgages Investments includes the collection of monthly payments from the borrower, the distribution of all principal and interest to us, the payment of all real estate taxes and insurance to be paid out of escrow, regular distribution of information regarding the application of all funds received and enforcement of collection for all delinquent accounts, including foreclosure of such account when and as necessary.

                   PROCEEDS FROM PUBLIC OFFERING OF SHARES

     On March 5, 1997, we commenced a public offering of a maximum of 2,500,000 Shares of Beneficial Interest, par value $.01 per share (the "Shares"). The public offering is continuing with the Shares being distributed on a "best efforts" basis by First Financial United Investments Ltd., L.L.P. (the "Selling Group Manager") and other broker-dealer firms that are members of the National Association of Securities Dealers, Inc. ("NASD") and selected by the Selling Group Manager.

     On March 2, 1999 our Board of Trustees unanimously agreed to extend the offering period of our public offering which was due to terminate on March 5, 1999. We have extended the offering period to December 31, 2000, or until 2,500,000 shares have been sold, whichever occurs earlier.

     Pursuant to the prospectus for the public offering, the subscription payments by investors were held in an escrow account at Chase Bank, National Association (the "Escrow Agent" and now known as Chase Bank) until the sale of at least 125,000 Shares to a minimum of 100 investors independent of our Company and of each other. On August 8, 1997, those requirements were satisfied and we closed the initial sale of 126,863 Shares. After the first closing in August 1997, additional closings have occurred on the first day and fifteenth day of each subsequent month and will continue on this basis (or more frequently) in the future until the termination of the offering of the Shares. The subscription proceeds that are received from investors are held in escrow until the next closing and interest earned on those subscription proceeds pending that closing will be distributed to each subscriber, pro rata, calculated based upon the number of days each such subscriber's funds are held in escrow, subject to any applicable withholding provisions of the Code.

     During the year ended December 31, 1998, we sold a total of 531,763 Shares in our public offering for Gross Offering Proceeds of $10,635,260. From the Gross Offering Proceeds, we paid $1,124,472 in commissions and other offering expenses and received Net Offering Proceeds of $9,512,292. By comparison, during 1997 we sold a total of 192,508 Shares in our public offering for Gross Offering Proceeds of $3,850,160. From the Gross Offering Proceeds, we paid $405,162 in commissions and other offering expenses and received Net Offering Proceeds of $3,444,998.

     We use our best efforts to invest or commit for investment the full amount of Net Offering Proceeds within 60 days of their receipt. Any Net Offering Proceeds not immediately invested in Mortgage Investments will be temporarily invested in Interim Mortgages and in certain other short term investments appropriate for a trust account or investments which yield "qualified temporary investment income" within the meaning of Section 856(c)(6)(D) of the Code or other investments which invest directly or indirectly in any of the foregoing (such as repurchase agreements collateralized by any of the foregoing types of securities) and/or such investments necessary for us to maintain our REIT qualification or in short term highly liquid investments such as in investments with banks having assets of at least $50,000,000, savings accounts, bank money market accounts, certificates of deposit, bankers' acceptances or commercial paper rated A-1 or better by Moody's Investors Service, Inc., or securities issued, insured or guaranteed by the United States government or government agencies, or in money market funds having assets in excess of $50,000,000 which invest directly or indirectly in any of the foregoing.

                        INVESTMENT OBJECTIVES AND POLICIES

INVESTMENT POLICY

     Our primary investment policy is to purchase Residential Mortgages, Contracts for Deed and Interim Mortgages secured by single family homes. A significant portion of the home buying public is unable to qualify for government insured or guaranteed or conventional mortgage financing. Strict income ratios, credit record criteria, loan-to-value ratios, employment history and liquidity requirements serve to eliminate traditional financing alternatives for many working class home buyers. A large market of what are referred to as "B", "C", "D", and "DD" grade mortgage notes has been generated through utilization of non-conforming underwriting criteria for those borrowers who do not satisfy the underwriting requirements for government insured or guaranteed or conventional mortgage financing. Although there is no industry standard for the grading of those non-conforming loans, the grade is primarily based on the credit worthiness of the borrower. We acquire what we consider to be "B", "C" and "D" grade mortgage loans. Typically non-conforming notes bear interest at above market rates consistent with the perceived increased risk of default. In practice, non-conforming notes experience their highest percentage of default in the initial 12 months of the loan. We attempt to reduce the rate and expense of early payment defaults through the adherence to investment policies that require the seller of a note to us with a payment history of less than 12 months to replace or repurchase any non-performing note and reimburse us for any interest, escrows, foreclosure, eviction, and property maintenance costs.

UNDERWRITING CRITERIA

     The underwriting criteria for our purchase of Mortgages Investments are as follows:

     1. Priority of Lien. All notes purchased must be secured by a first lien that is insured by a title insurance company. We will not purchase second liens or other subordinate or junior liens. Purchase of "wrap notes" will be permitted subject to loan-to-value ratios specified below. A "wrap note" is a secured lien note that "wraps" around an existing first lien and on which the holder has the right to service the first lien indebtedness.

     2. Rate. Our Advisor will seek to acquire Mortgage Investments that will provide a satisfactory net yield to us. Net yield is determined by the yield realized after payment of the note servicing fee (1/2 of 1% of note balance, annually) and administrative costs (estimated to be 1/2 of 1% of our average invested capital). See "Other Restrictions in Declaration of Trust - Limitation on Total Operating Expenses". The servicing and administrative cost burden is estimated to approximate 1% of the interest income. All rates are fixed rates because we do not acquire adjustable rate loans. Some notes are bought at a discount to increase their yield above the contractual rate. No notes are purchased at a premium above the outstanding principal balance. This investment policy allows for acquisition of notes at various rates.

     3. Term and Amortization. There is no minimum term for the notes acquired. Maximum term may not exceed 360 months. Amortization will vary from 0 (interest only on loans 12 months and less) to 360 months. Interim Mortgages may not exceed 12 months in term. Balloon notes are allowed, amortization need not match term. No amortization may exceed 360 months.

     4. Loan-to-Value Ratio. Except as set forth below, any loan purchased may not exceed an 85% loan-to-value ratio ("LTV"). Exceptions will be made for: (i) loans with LTV's in excess of 85% which may be purchased if discounted sufficiently to bring the cost or investment-to-value ratio to 85% or less (the LTV's will be established by appraisal on unseasoned loans, and by broker price opinion (BPO) or appraisals not more than 12 months old on seasoned notes) and (ii) Interim Mortgages (loans to real estate investors for purchase of homes for resale) may be purchased if they will not exceed a 60% LTV and will have a maturity of one year or less.

     5. Seasoning. Loans must have a minimum of 12 months payment history or will be required to have seller recourse through the twelfth payment. Those seller recourse agreements will require the seller of a note to us to replace or repurchase any non-performing note and reimburse us for any interest, escrows, foreclosure, eviction, and property maintenance costs. A note will be considered non-performing if any portion of the principal, interest or escrow payment is 30 days past due.

     6. Borrower, Loan and Property Information. A completed Uniform Residential Loan Application (FNMC form 1003, FDMC form 65), or other form acceptable to us must accompany each loan acquired. The Form must include property address, year built, square footage, type of construction, purchase price of the property, date of purchase, down payment and original loan amount, rate, term and amortization, borrower and co-borrower name, address, home and work telephone numbers, prior residence, prior mortgagee or landlord, current employer and, if employed less than one year at current employer, previous employer, monthly income and expense information, listing of assets and liabilities and a listing of three references, with phone numbers and addresses, including next of kin. In addition, each loan file should include a Verification of Employment (completed) and a Verification of Rent (completed), if applicable.

     7. Appraisals and BPO's. Each unseasoned loan must have an appraisal demonstrating a loan-to-value ratio of not more than 85%. The appraisals may be limited in scope (not requiring interior inspection) but must be performed by appraisers approved by the Advisor. Each seasoned note must be accompanied by a Broker Price Opinion (not more than 12 months old), demonstrating a loan-to-value ratio not in excess of 85%, and photographs of the property securing the loan.

     8. Credit. Payment histories reflecting no late payments (30 days +) for twelve consecutive months will be deemed a sufficient demonstration of creditworthiness of the borrower for seasoned notes. For unseasoned notes, the borrower must have the following:

     - Current credit report with acceptable explanations for any adverse ratings, no active bankruptcies, no prior foreclosures.
     - Employment, verified, with current employer, or no lapse in employment for the last 12 months.
     - Income ratio, verified, indicating income at least 2.5 times the monthly payment inclusive of escrows.
     - Prior mortgage payment or rental history demonstrating 12 consecutive months pay history with no late pays (30 days past due).

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

     11. Hazard Insurance. Each loan purchased must have, in effect, a prepaid hazard insurance policy with a mortgagee's endorsement for the our benefit in an amount not less than the outstanding principal balance on the loan. We reserve the right to review the credit rating of the insurance issuer and, if deemed unsatisfactory, request replacement of the policy by an acceptable issuer.

     12. Geographical Boundaries. We may purchase loans in any of the 48 contiguous United States. However, in states which provide redemption rights after foreclosure, the maximum loan-to-value ratio will be 80%, or alternatively the loan must provide mortgage insurance.

     13. Mortgagees' Title Insurance. Each loan purchased must have a valid mortgagees' title insurance policy insuring a first lien position in an amount not less than the outstanding principal balance of the loan.

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

     15. Pricing. Mortgages will be purchased at no minimum percentage of the principal balance, but in no event in excess of the outstanding principal balance. Prices paid for notes will vary with seasoning, interest rate, credit, loan-to-value ratios, pay histories, guarantees or recourse agreements, and average yield of our loan portfolio among other factors.
Our objectives will be accomplished through purchase of high rate loans, prepayment of notes purchased at a discount, reinvestment of principal payments, interim home purchase loans and other short term investment of cash reserves and, if utilized, leverage of capital to purchase additional loans.

RESTRICTION ON INVESTMENTS

     The Declaration of Trust prohibits investments in (i) any foreign currency, bullion, commodities or commodities future contracts (this limitation is not intended to apply to interest rate futures, when used solely for hedging purposes); (ii) short sales; and (iii) any security in any entity holding investments or engaging in activities prohibited by our Declaration of Trust.

     In addition to other investment restrictions imposed by the Trustees from time to time consistent with our objective to qualify as a REIT, we will observe the following restrictions on our investments set forth in our Declaration of Trust:

     (a) We may not invest in real estate contracts of sale unless such contracts of sale are recordable in the chain of title and unless such investment is made in conjunction with the acquisition or sale of real property or when held as security for Mortgages made or acquired by us.

     (b) Not more than 10% of our total assets will be invested in unimproved real property or mortgage loans on unimproved real property. For purposes of this paragraph, "unimproved real properties" does not include properties under construction, under the contract for development or plan for development within one year.

     (c) We may not invest in equity securities unless a majority of Trustees, including a majority of Independent Trustees, not otherwise interested in such transaction approve the transaction as being fair, competitive and commercially reasonable.

     (d) We may not make or invest in any mortgage loans that are subordinate to any mortgage or equity interest of the Advisor, a Trustee or Affiliates thereof.

     (e) To the extent we invest in real property, a majority of the Trustees shall determine the consideration paid for such real property, based on the fair market value of the property. If a majority of the Independent Trustees determine, or if the real property is acquired from the Advisor, a Trustee or Affiliates thereof, such fair market value shall be determined by a qualified independent real estate appraiser selected by the Independent Trustees.

     (f) We will not invest in indebtedness (herein called "junior debt") secured by a mortgage on real property which is subordinate to the lien of other indebtedness (herein called "senior debt"), except where the amount of such junior debt, plus the outstanding amount of the senior debt, does not exceed 85% of the appraised value of such property, if after giving effect thereto, the value of all such investments (as shown on our books of in accordance with generally accepted accounting principles after all reasonable reserves but before provision for depreciation) would not then exceed 25% of our tangible assets.

     (g) We will not commingle our funds with those of any other person or entity, except that the use of a zero balance or clearing account shall not constitute a commingling of trust funds and our funds and funds of other entities sponsored by a Sponsor or our Affiliates may be held in an account or accounts established and maintained for the purpose of making computerized disbursements and/or short-term investments provided our funds are protected from claims of such other entities and creditors of such other entities.

     (h) We may not invest in interest only strip securities, principal only strip securities, CMO residual interest or similar securities or securities derivatives that are highly volatile or that are highly sensitive to prepayment rates and other market factors. We may not purchase CMO securities at a significant premium.

     (i) We may not use or apply land for farming, horticulture or similar purposes.

     (j) We will not engage in trading, as compared with investment activities.

     (k) We will not engage in underwriting or the agency distribution of securities issued by others.

OTHER POLICIES

     Although we do not intend to invest in real property, to the extent we do, a majority of the Trustees shall determine the consideration paid for such real property, based on the fair market value of the property. If a majority of the Independent Trustees determine, or if the real property is acquired from the Advisor, a Trustee or Affiliates thereof, the fair market value shall be determined by a qualified independent real estate appraiser selected by the Independent Trustees.

     We will use our best efforts to conduct our operations so as not to be required to register as an investment company under the Investment Company Act of 1940 and so as not to be deemed a "dealer" in mortgages for federal income tax purposes.

     We will not engage in any transaction which would result in the receipt by the Advisor or our Affiliates of any undisclosed "rebate" or "give-up" or in any reciprocal business arrangement which results in the circumvention of the restrictions contained in the Declaration of Trust and in applicable state securities laws and regulations upon dealings between us and the Advisor and our Affiliates.

CHANGES IN INVESTMENT OBJECTIVES AND POLICIES

     The investment restrictions contained in the Declaration of Trust may only be changed by amending the Declaration of Trust with the approval of the Shareholders. However, subject to those investment restrictions, the methods for implementing our investment policies may vary as new investment techniques are developed.

OTHER RESTRICTIONS IN DECLARATION OF TRUST

LIMITATION ON TOTAL OPERATING EXPENSES

     Our goal is to limit our annual Total Operating Expenses (exclusive of loan servicing fees) to 0.5% of the Average Invested Assets. But, if less than all of the Shares are sold, it is unlikely that we will be able fully to achieve that goal, at least in the initial years of operation. In order to achieve this goal, we entered into a Funding Agreement effective January 1, 1997, which provides that the Advisor will fund all of our general and administrative expenses. In turn, we will contribute to the Advisor, as a contribution to the Advisor's overhead costs, on a monthly basis, an amount equal to one-half of 1% of our Average Invested Assets for the immediately preceding month. Our total contributions to the Advisor shall not exceed the lesser of (a) the total of general and administrative expenses funded by the Advisor, or (b) an amount equal to the maximum allowable Total Operating Expenses under the Declaration of Trust.

     In any event, however, the Declaration of Trust provides that our annual Total Operating Expenses shall not exceed in any fiscal year the greater of 2% of our Average Invested Assets or 25% of our Net Income. In the event the Total Operating Expenses exceed the limitations described above then within 60 days after the end of our fiscal year, the Advisor shall reimburse us the amount by which the aggregate annual Total Operating Expenses paid or incurred exceed the limitation.

LIMITATION ON ACQUISITION EXPENSES AND FEES

     The total of Acquisition Fees and Acquisition Expenses shall be reasonable, and shall not exceed an amount equal to 6% of the purchase price of any Mortgage Investment. Notwithstanding the above, a majority of the Trustees (including a majority of the Independent Trustees) not otherwise interested in the transaction may approve fees in excess of these limits if they determine the transaction to be commercially competitive, fair and reasonable to us. However, notwithstanding the foregoing, the Acquisition Fees to be paid to the Advisor or our Affiliates for sourcing, evaluating, structuring and negotiating the acquisition terms of Mortgage Investments shall not exceed 3.0% of the principal amount of each Mortgage Investment.

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES

     Our Declaration of Trust imposes certain restrictions upon dealings between us and the Advisor, any Trustee or Affiliates thereof. In particular, the Declaration of Trust provides that we shall not engage in transactions with any Sponsor, the Advisor, a Trustee or Affiliates thereof, except to the extent that each such transaction has, after disclosure of such affiliation, been approved or ratified by the affirmative vote of a majority of the Independent Trustees, not otherwise interested in such transaction, who have determined that (a) the transaction is fair and reasonable to us and our shareholders; (b) the terms of such transaction are at least as favorable as the terms of any comparable transactions made on arms length basis and known to the Trustees; and (c) the total consideration is not in excess of the appraised value of the property being acquired, if an acquisition is involved. As a result of the foregoing, a majority of the Independent Trustees, not otherwise interested in the transaction, will be required to approve the purchase of each Mortgage Investment that is purchased from a Sponsor, the Advisor or an Affiliate thereof, after determining that those purchases are made on terms and conditions that are no less favorable than those that could be obtained from independent third parties for mortgages with comparable terms, rates, credit risks and seasoning. The Advisor Agreement with the Advisor and the use of SCMI, an affiliate of the Advisor, to service the mortgage notes we acquire for an annual service fee equal to 0.5% of the outstanding principal balance of each note that it services for us have been approved by the Trustees.

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

RESTRICTIONS ON BORROWING

     We may borrow funds to make Distributions to our Shareholders or to acquire additional Mortgage Investments. However, our ability to borrow funds is subject to the limitations set forth in the Declaration of Trust which provides that we may not incur indebtedness unless: (i) such indebtedness is not in excess of 50% of our Net Asset Value; or (ii) a majority of the Independent Trustees have determined that such indebtedness is otherwise necessary to satisfy the requirement that we distribute at least 95% of our REIT Taxable Income or is advisable to assure that we maintain our qualification as a REIT for federal income tax purposes. In addition, our aggregate borrowings, secured and unsecured, shall be reasonable in relation to our Net Assets and shall be reviewed by the Trustees at least quarterly. The maximum amount of such borrowings in relation to the Net Assets shall, in the absence of satisfactory showing that a higher level of borrowing is appropriate, not exceed 50%. Any excess over such 50% level shall be approved by a majority of Independent Trustees and disclosed to Shareholders in our next quarterly report, along with justification for such excess.

                                 COMPETITION

     We believe that our principal competition in the business of acquiring and holding Mortgage Investments is financial institutions such as banks, savings and loans, life insurance companies, institutional investors such as mutual funds and pension funds, and certain other mortgage REITs. While most of these entities have significantly greater resources than we do, we anticipate that we will be able to compete effectively and generate relatively attractive rates of return for stockholders due to our relatively low level of operating costs, our relationships with our sources of Mortgage Investments and the tax advantages of our REIT status. The existence of these competitive entities, as well as the possibility of additional entities forming in the future, may increase the competition for the acquisition of Mortgage Investments, resulting in higher prices and lower yields on such Mortgage Investments.

                                 EMPLOYEES

     As of March 31, 1999, we had one employee.

                    CERTAIN LEGAL ASPECTS OF MORTGAGE LOANS

     The following discussion contains summaries of certain legal aspects of mortgage loans which are general in nature. Because many of the legal aspects of mortgage loans are governed by applicable state laws (which may vary substantially), the following summaries do not purport to be complete, to reflect the laws of any particular state, to reflect all the laws applicable to any particular mortgage loan or to encompass the laws of all states in which the properties securing mortgage loans in which we might invest are situated. The summaries are qualified in their entirety by reference to the applicable federal and state laws governing mortgage loans.

MORTGAGES AND DEEDS OF TRUST AND CONTRACT FOR DEED GENERALLY

     Mortgage loans are secured by either mortgages or deeds of trust or contracts for deed (also known as a land contract) or other similar security instruments, depending upon the prevailing practice in the state in which the related mortgaged property is located. There are two parties to a mortgage, the mortgagor, who is the borrower and owner of the mortgaged property, and the mortgagee, who is the lender. In a mortgage transaction, the mortgagor delivers to the mortgagee a note, bond or other written evidence of indebtedness and a mortgage. A mortgage creates a lien upon the real property encumbered by the mortgage as security for the obligation evidenced by the note, bond or other evidence of indebtedness. Although a deed of trust is similar to a mortgage, a deed of trust has three parties, the borrower-property owner called the trustor (similar to a mortgagor), a lender called the beneficiary (similar to a mortgagee), and a third-party grantee called the trustee. Under a deed of trust, the borrower grants the property, until the debt is paid, in trust for the benefit of the beneficiary to the trustee to secure payment of the obligation generally with a power of sale. The trustee's authority under a deed of trust and the mortgagee's authority under a mortgage are governed by applicable law, the express provisions of the deed of trust or mortgage, and, in some cases, the direction of the beneficiary.

     A Contract for Deed (also known as a land contract) is a document evidencing the agreement between a seller of real estate ("mortgagor") and a buyer pursuant to which the seller retains legal title to the property and agrees with the purchaser to transfer the property in exchange for the payment of the purchase price, plus interest, over the term. Upon full performance of the contract by the purchaser, the seller is obligated to convey title to the property. As with mortgage or deed of trust financing, during the effective period of the contract of deed, the purchaser is typically responsible for maintaining the property in good condition and for paying real estate taxes, assessments and hazard insurance premiums associated with the property.

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

     The priority of liens on real estate created by mortgages and deeds of trust depends on their terms and, generally, on the order of filing with a state, county or municipal office, although such priority may in some states be altered by the mortgagee's or beneficiary's knowledge of unrecorded liens against the mortgaged property. However, filing or recording does not establish priority over governmental claims for real estate taxes and assessments. In addition, the Internal Revenue Code of 1986, as amended, provides priority to certain tax liens over the lien of the mortgage.

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

     Foreclosure of a deed of trust is generally accomplished by a non-judicial trustee's sale under a specific provision in the deed of trust and/or applicable statutory requirements which authorizes the trustee, generally following a request from the beneficiary/lender, to sell the property to a third party upon any default by the borrower under the terms of the note or deed of trust. A number of states may also require that a lender provide notice of acceleration of a note to the borrower. Notice requirements under a trustee' sale vary from state to state. In some states, the trustee must record a notice of default and send a copy to the borrower-trustor and to any person who has recorded a request for a copy of a notice of default and notice of sale. In addition, the trustee must provide notice in some states to any other individual having an interest in the real property, including any junior lien holders. In some states, the borrower, or any other person having a junior encumbrance on the real estate, may, during a reinstatement period, cure the default by paying the entire amount in arrears plus the costs and expense incurred in enforcing the obligations. Generally, state law controls the amount of foreclosure expenses and costs, including attorneys' fees, which may be covered by a lender. If the deed of trust is not reinstated, a notice of sale must be posted in a public place and, in most states, published for a specific period of time in one or more newspapers. In addition, some state laws require that a copy of the notice of sale be posted on the property and sent to all parties having an interest in the real property.

     The method of enforcing the rights of the mortgagee under a contract for deed varies on a state-by-state basis depending upon the extent to which state courts are willing or able to enforce the contract for deed strictly according to our terms. The terms of contracts for deed generally provide that upon default by the mortgagor, the mortgagor loses his or her right to occupy the property, the entire indebtedness is accelerated, and the mortgagor's equitable interest in the property is forfeited. The mortgagee in such a situation does not have to foreclose in order to obtain title to the property, although in some cases, both a quiet title action to clear title to the property (if the mortgagor has recorded notice of the contract for deed) and an ejectment action to recover possession may be necessary.
In a few states, particularly in cases of default during the early years of a contract for deed, ejectment of the mortgagor and a forfeiture of his or her interest in the property will be permitted. However, in most states, laws (analogous to mortgage laws) have been enacted to protect mortgagors under contracts for deed from the harsh consequences of forfeiture. These laws may require the mortgagee to pursue a judicial or nonjudicial foreclosure with respect to the property and give the mortgagor a notice of default and some grace period during which the contract for deed may be reinstated upon full payment of the default amount.

     In case of foreclosure under either a mortgage or deed of trust, the sale by the referee or other designated official or by the trustee is often a public sale. However, because of the difficulty a potential buyer at the sale might have in determining the exact status of title to the property subject to the lien of the mortgage or deed of trust and the redemption rights that may exist (see "Statutory Rights of Redemption" below), and because the physical condition of the property may have deteriorated during the foreclosure proceedings and/or for a variety of other reasons (including exposure to potential fraudulent transfer allegations), a third party may be unwilling to purchase the property at the foreclosure sale. For these and other reasons, it is common for the lender to purchase the property from the trustee, referee or other designated official for an amount equal to the outstanding principal amount of the indebtedness secured by the mortgage or deed of trust, together with accrued, and unpaid interest and the expenses of foreclosure, in which event, if the amount bid by the lender equals the full amount of such debt, interest and expenses, the mortgagee's debt will be extinguished. Thereafter, the lender will assume the burdens of ownership, including paying operating expenses and real estate taxes and making repairs. The lender is then obligated as an owner until it can arrange a sale of the property to a third party. The lender will commonly obtain the services of a real estate broker and pay the broker's commission in connection with the sale of the property. Depending upon market conditions, the ultimate proceeds of the sale of the property may not equal the lender's investment in the property. Moreover, a lender commonly incurs substantial legal fees and court costs in acquiring a mortgaged property through contested foreclosure, forfeiture and/or bankruptcy proceedings. Furthermore, an increasing number of states require that any environmental hazards be eliminated before a property may be resold. In addition, a lender may be responsible under federal or state law for the cost of cleaning up a mortgaged property that is environmentally contaminated. See "Environmental Risks" below. As a result, a lender could realize an overall loss on a mortgage loan even if the related mortgaged property is sold at foreclosure or resold after it is acquired through foreclosure for an amount equal to the full outstanding principal amount of the mortgage loan, plus accrued interest.

     In foreclosure proceedings, some courts have applied general equitable principles. These equitable principles are generally designed to relieve the borrower from the legal effects of his defaults under the loan documents. Examples of judicial remedies that have been fashioned include judicial requirements that the lender undertake affirmative and expensive actions to determine the causes of the borrower's default and the likelihood that the borrower will be able to reinstate the loan. In some cases, courts have substituted their judgment for the lender's judgment and have required that lenders reinstate loans or recast payment schedules in order to accommodate borrowers who are suffering from temporary financial disability.
 In other cases, courts have limited the right of the lender to foreclose if the default under the mortgage instrument is not monetary, such as the borrower's failing to maintain adequately the property or the borrower's executing a second mortgage or deed of trust affecting the property. Finally, some courts have been faced with the issue of whether or not federal or state constitutional provisions reflecting due process concerns for adequate notice require that borrowers under mortgages receive notices in addition to the statutorily-prescribed minimum. For the most part, these cases have upheld the notice provisions as being reasonable or have found that the sale under a deed of trust, or under a mortgage having a power of sale, or under a contract for deed does not involve sufficient state action to afford constitutional protection to the borrower.

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

     The state of law is currently unclear as to whether and under what circumstances clean-up costs, or the obligation to take remedial actions, can be imposed on a secured lender. Under the laws of some states and under the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA"), current ownership or operation of a property provides a sufficient basis for imposing liability for the costs of addressing releases or threatened releases of hazardous substances on that property. Under such laws, a secured lender who holds indicia of ownership primarily to protect our interest in a property could under certain circumstances fall within the liberal terms of the definition of "owner or operator", consequently, such laws often specifically exclude such a secured lender, provided that the lender does not participate in the facility's management of environmental matters.

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

     We expect that at the time most, if not all, mortgage loans are purchased, no environmental assessment or a very limited environmental assessment of the mortgaged properties will have been conducted.

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

     If a lender is or becomes liable for clean up costs, it may bring an action for contribution against the current owners or operators, the owners or operators at the time of on-site disposal activity or any other party who contributed to the environmental hazard, but such persons or entities may be bankrupt or otherwise judgment proof. Furthermore, such action against the borrower may be adversely affected by the limitations on recourse in the loan documents. Similarly, in some states anti-deficiency legislation and other statutes requiring the lender to exhaust our security before bringing a personal action against the borrower (see "Anti-Deficiency Legislation" below) may curtail the lender's ability to recover from our borrower the environmental clean up and other related costs and liabilities incurred by the lender.

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

     We do not presently intend to acquire junior mortgages or deeds of trust which are subordinate to senior mortgages or deeds of trust held by other lenders. Our rights as mortgagee or beneficiary under a junior mortgage or deed of trust will be subordinate to those of the mortgagee as beneficiary under the senior mortgage or deeds of trust, including the prior rights of the senior mortgagee as beneficiary to receive rents, hazard insurance and condemnation proceeds and to cause the property securing the mortgage loan to be sold upon default of the mortgagor, thereby extinguishing the junior mortgagee's or beneficiary's lien unless we assert our subordinate interest in foreclosure litigation or satisfies the defaulted senior loan. As discussed more fully below, in many states a junior mortgagee may satisfy a defaulted senior loan in full, or may cure such default, and bring the senior loan current, in either event adding the amounts expended to the balance due on the junior loan. Absent a provision in the senior mortgage, no notice of default is required to be given to the junior mortgagee or beneficiary.

     The form of mortgage or deed of trust used by many institutional lenders confers on the mortgagee or beneficiary the right both to receive proceeds collected under any hazard insurance policy and awards made in connection with any condemnation proceedings, and to apply such proceeds and awards to any indebtedness secured by the mortgage or deed of trust, in such order as the mortgagee may determine. Thus, in the event improvements on the property are damaged or destroyed by fire or other casualty, or in the event the property is taken by condemnation, the mortgagee or beneficiary under the senior mortgage or deed of trust will have the prior right to collect any insurance proceeds payable under a hazard insurance policy and any award of damages in connection with the condemnation and to apply the same to the indebtedness secured by the senior mortgage or deed of trust. Proceeds in excess of the amount of senior indebtedness will, in most cases, be applied to the indebtedness secured by a junior mortgage or deed of trust. The laws of certain states may limit the ability of mortgagees or beneficiaries to apply the proceeds of hazard insurance and partial condemnation awards to the secured indebtedness. In such states, the mortgagor or trustor must be allowed to use the proceeds of hazard insurance to repair the damage unless the security of the mortgagee or beneficiary has been impaired. Similarly, in certain states, the mortgagee or beneficiary is entitled to the award for a partial condemnation of the real property security only to the extent that our security is impaired.

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

     Another provision typically found in the forms of mortgage and deed of trust used by many institutional lenders obligates the mortgagor or trustor to pay before delinquency all taxes and assessments on the property and, when due, all encumbrances, charges and liens on the property which appear prior to the mortgage, to provide and maintain fire insurance on the property, to maintain and repair the property and not to commit or permit any waste thereof, and to appear in and defend any action or proceeding purporting to affect the property or the rights of the mortgagee under the mortgage. Upon a failure of the mortgagor or trustor to perform any of these obligations, the mortgagee or beneficiary is given the right under the mortgage or deed of trust to perform the obligation itself, at our election, with the mortgagor or trustor agreeing to reimburse the mortgagee or beneficiary for any sums expended by the mortgagee or beneficiary on behalf of the mortgagor or trustor. All sums so expended by the mortgagee or beneficiary become part of the indebtedness secured by the mortgage.

STATUTORY RIGHTS OF REDEMPTION

     In some states, after a foreclosure sale pursuant to a mortgage or deed of trust, the borrower and certain foreclosed junior lienors are given a statutory period in which to redeem the property from the foreclosure sale.
 In some states, redemption may occur only upon payment of the entire principal balance of the loan, accrued interest and expenses of foreclosure.
 In other states, redemption may be authorized if the borrower pays only a portion of the sums due. The effect of a statutory right of redemption is to diminish the ability of the lender to sell the foreclosed property. The right of redemption may defeat the title of any purchaser as a foreclosure sale or any purchaser from the lender subsequent to a foreclosure sale. Certain states permit a lender to avoid a post-sale redemption by waiving our right to a deficiency judgment. Consequently, the practical effect of the redemption right is often to force the lender to retain the property and pay the expenses of ownership until the redemption period has run. Under the laws of some states, Mortgages under contracts for deed may also have a post-foreclosure right of redemption and a mortgager with a sufficient equity investment in the property may be permitted to share in the proceeds of any sale of the property after the indebtedness is paid or may otherwise be entitled to a prohibition of the enforcement and the forfeiture clause.

ANTI-DEFICIENCY LEGISLATION

     We may acquire interests in mortgage loans which are nonrecourse loans as to which, in the event of default by a borrower, recourse may be had only against the specific property pledged to secure the related mortgage loan and not against the borrower's other assets. Even if recourse is available pursuant to the terms of the mortgage loan against the borrower's assets in addition to the mortgaged property, certain states have imposed statutory prohibitions which impose prohibitions against or limitations on such recourse. Some state statutes limit the right of the mortgagee or beneficiary to obtain a deficiency judgment against the borrower following foreclosure. A deficiency judgment is a personal judgment against the former borrower equal in most cases to the difference between the net amount realized upon the public sale of the security and the amount due to the lender. Other statutes require the mortgagee or beneficiary to exhaust the security afforded under a mortgage by foreclosure in an attempt to satisfy the full debt before bringing a personal action against the borrower. In certain states, the lender has the option of bringing a personal action against the borrower on the debt without first exhausting such security; however, in some of these states, the lender, following judgment on such personal action, may be deemed to have elected a remedy and may be precluded from exercising remedies with respect to the security. The practical effect of such an election requirement is that lenders will usually proceed first against the security rather than bringing personal action against the borrower. Other statutory provisions limit any deficiency judgment against the former borrower following a judicial sale to the excess of the outstanding debt over the fair market value of the property at the time of the public sale. The purpose of these statutes is generally to prevent a mortgagee form obtaining a large deficiency judgment against the borrower as a result of low bids or the absence of bids at the judicial sale.

BANKRUPTCY LAWS

     Statutory provisions, including the Bankruptcy Code and state laws affording relief to debtors, may interfere with and delay the ability of the secured mortgage lender to obtain payment of the loan, to realize upon collateral and/or to enforce a deficiency judgment. Under the Bankruptcy Code, virtually all actions (including foreclosure actions and deficiency judgment proceeding) are automatically stayed upon the filing of the bankruptcy petition, and, often, no interest or principal payments are made during the course of the bankruptcy proceeding. The delay and consequences thereof caused by such automatic stay can be significant. However, that automatic stay can be removed unless the debtor can provide adequate security to the Creditor, usually in the form of post-petition payments on the debt. Also, under the Bankruptcy Code, the filing of a petition in bankruptcy by or on behalf of a junior lienor, including, without limitation, any junior mortgagee, may stay the senior lender form taking action to foreclose that junior lien.

     Under the Bankruptcy Code, provided certain substantive and procedural safeguards for the lender are met, the amount and terms of a mortgage secured by property of the debtor may be modified under certain circumstances. The outstanding amount of the loan secured by the real property may be reduced to the then current value of the property (with a corresponding partial reduction of the amount of the lender's security interest) pursuant to a confirmed plan or lien avoidance proceeding, thus leaving the lender a general unsecured creditor for the differences between such value and the outstanding balance of the loan. Other modifications may include the reduction in the amount of each monthly payment, which reduction may result from a reduction in the rate of interest and/or the alteration of the repayment schedule (with or without affecting the unpaid principal balance of the loan), and/or an extension (or reduction) of the final maturity date. Some courts with federal bankruptcy jurisdiction have approved plans, based on the particular facts of the reorganization case, that effected the curing of a mortgage loan default by paying arrearage over a number of years. Also, under the Bankruptcy Code, a bankruptcy court may permit a debtor through our rehabilitative plan to de-accelerate a secured loan and to reinstate the loan even though the lender accelerated the mortgage loan and final judgment of foreclosure had been entered in state court (provided no sale of the property had yet occurred) prior to the filing of the debtor's petition. This may be done even if the full amount due under the original loan is never repaid. Other types of significant modifications to the terms of the mortgage or deed of trust may be acceptable to the bankruptcy court, often depending on the particular facts and circumstances of the specific case.

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

ENFORCEABILITY OF CERTAIN PROVISIONS

Prepayment Provisions

     In the absence of state statutory provisions prohibiting prepayment fees (e.g., in the case of single-family residential loans) courts generally enforce claims requiring prepayment fees unless enforcement would be unconscionable. However, the laws of certain states may render prepayment fees unenforceable for certain residential loans or after a mortgage loan has been outstanding for a certain number of years, or may limit the amount of any prepayment fee to a specified percentage of the original principal amount of the mortgage loan, to a specified percentage of the outstanding principal balance of a mortgage loan, or to a fixed number of month's interest on the prepaid amount. In certain states, prepayment fees payable on default or other involuntary acceleration of a mortgage loan may not be enforceable against the mortgagor or trustor. Some state statutory provisions may also treat certain prepayment fees as usurious if in excess of statutory limits. See "Certain Laws and Regulations - Applicability of Usury Laws". We may invest in mortgage loans that do not require the payment of specified fees as a condition to prepayment or the requirements of which have expired, and to the extent mortgage loans do require such fees, such fees generally may not be a material deterrent to the prepayment of mortgage loans by the borrowers.

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

Acceleration on Default

     We may invest in mortgage loans which contain a "debt-acceleration" clause, which permits the lender to accelerate the full debt upon a monetary or non-monetary default of the borrower. The courts of most states will enforce clauses providing for acceleration in the event of a material payment default after giving effect to any appropriate notices. The equity courts of any state, however, may refuse to foreclose a mortgage or deed of trust when an acceleration of the indebtedness would be inequitable or unjust or the circumstances would render the acceleration unconscionable. Furthermore, in some states, the borrower may avoid foreclosure and reinstate an accelerated loan by paying only the defaulted amounts and the costs and attorneys' fees incurred by the lender in collecting such defaulted payments.

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

Secondary Financing: Due-on-Encumbrance Provisions

     Some mortgage loans may have no restrictions on secondary financing, thereby permitting the borrower to use the mortgaged property as security for one or more additional loans. Some mortgage loans may preclude secondary financing (often by permitting the first lender to accelerate the maturity of our loan if the borrower further encumbers the mortgaged property) or may require the consent of the senior lender to any junior or substitute financing; however, such provisions may be unenforceable in certain jurisdictions under certain circumstances.

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

Applicability of Usury Laws

     State and federal usury laws limit the interest that lenders are entitled to receive on a mortgage loan. In determining whether a given transaction is usurious, courts may include charges in the form of "points" and "fees" as "interest", but may exclude payments in the form of "reimbursement of foreclosure expenses" or other charges found to be distinct from "interest". If, however, the amount charged for the use of the money loaned is found to exceed a statutorily established maximum rate, the form employed and the degree of overcharge are both immaterial.
Statutes differ in their provision as to the consequences of a usurious loan. One group of statues requires the lender to forfeit the interest above the applicable limit or imposes a specified penalty. Under this statutory scheme, the borrower may have the recorded mortgage or deed of trust cancelled upon paying our debt with lawful interest, or the lender may foreclose, but only for the debt plus lawful interest. Under a second, more severe type of statute, a violation of the usury law results in the invalidation of the transaction, thereby permitting the borrower to have the recorded mortgage or deed of trust cancelled without any payment and prohibiting the lender from foreclosing.


                                RISK FACTORS

     An investment in our Shares involves a high degree of risk and is suitable only for persons with the financial capability of making and holding long-term investments that are not readily reducible to cash. Prospective investors must, therefore, have adequate means of providing for their current needs and personal contingencies. Prospective investors should also consider the following factors together with all of the information set forth in this document in determining whether to purchase any Shares. Information contained herein may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other comparable terminology. The following matters and certain other factors noted throughout this document constitute cautionary statements identifying important factors with respect to any such forward-looking statements, including certain risks and uncertainties, that could cause our actual results to differ materially from those contained in any such forward-looking statements.

A.   INVESTMENT AND BUSINESS RISKS

     1. Lack of Liquidity. There is currently no established trading market for the Shares and we have no plans to liquidate by selling all of our assets and distributing the proceeds to our shareholders. Although we intend to seek to have the Shares listed on NASDAQ or an exchange after the sale of all of the Shares offered in our public offering, there can be no assurance that those efforts will be successful or that an established trading market for the Shares will develop. As a result, you may not be able to resell your Shares or use them as collateral for a loan. Furthermore, even if a market for the sale of Shares develops, you may experience a substantial loss on the sale of those Shares. Consequently, the purchase of Shares should be considered only as a long-term investment.

     2. Increased Risk of Default in Non-Conforming Loans. We are in the business of lending money and, as such, take the risk of defaults by the borrower. Most, if not all, of the Residential Mortgages and Contracts for Deed that we purchase will not be insured or guaranteed by a federally owned or guaranteed mortgage agency and will involve borrowers who do not satisfy all of the income ratios, credit record criteria, loan-to-value ratios, employment history and liquidity requirements of conventional mortgage financing. See "Investment Objectives and Policies - Investment Policy". Accordingly, the risk of default by the borrower in those "non-conforming loans" is higher than the risk of default in loans made to persons who qualify for conventional mortgage financing. If the borrower defaults on a Residential Mortgage, we may be forced to purchase the property at a foreclosure sale. If the borrower defaults on a Contract for Deed, we may be forced to forfeit or cancel the borrower's interest in that Contract for Deed and eliminate the borrower's interest in that property. If we cannot quickly sell or refinance that property, and the property does not produce any significant income, our profitability will be adversely affected. See "Risk Factors - Risk of Loss on Non-Insured, Non-Guaranteed Mortgage Loans" and "Risk Factors - Bankruptcy of Borrowers May Delay or Prevent Recovery".

     3. Fees Payable to the Advisor and Affiliates. The Advisor and its Affiliates will receive substantial compensation from the sale of our Shares and our operations, including: (1) commissions, due diligence fees and SGM Shares payable to the Selling Group Manager; (2) Acquisition Fees payable to the Advisor equal to 3% of the principal amount of each Residential Mortgage or Contract for Deed we acquire (no Acquisition Fees are paid with respect to Interim Mortgages); (3) loan servicing fees payable to SCMI; (4) real estate brokerage commissions; and (5) a Subordinated Incentive Fee payable to the Advisor. These fees, other than the Subordinated Incentive Fee, will be payable even if we are not profitable. The structure of those fees may cause conflicts of interest between us, the Advisor and its Affiliates. In addressing these conflicts of interest, the Trustees, the President and the Advisor will be required to abide by their fiduciary duties to us and our shareholders.

     4. Purchase of Mortgage Investments from Affiliates. We intend to acquire our Mortgage Investments from several sources, including SCMI and CRC, Affiliates of the Advisor. See "Item 9." The amount of Mortgage Investments that we will acquire from SCMI and CRC cannot be determined at this time and will depend upon the amount of funds we have available to invest and the amount of Mortgage Investments that are available from SCMI and CRC or other sources at the time we have funds to invest. At this time, SCMI and CRC are the only Affiliates that are expected to sell Mortgage Investment to us. During the year ended December 31, 1997, of the 71 Residential Mortgages we acquired, 62 were purchased from SCMI. The 62 mortgages had an unpaid principal balance of $2,440,000. The other nine Residential mortgages were acquired from private individuals, representing an unpaid principal balance of $354,000. As of December 31, 1997, we had a total of 30 Interim Mortgages with an aggregate $877,275 principal balance. All of these loans were acquired from SCMI. During the year ended December 31, 1998, of the 171 Residential Mortgages and 30 Contracts for Deed that were acquired, 125 Residential Mortgages and 7 Contracts for Deed were purchased from SCMI. They had an unpaid principal balance of $5,447,000 and $299,000, respectively. The other 46 Residential mortgages and 23 Contracts for Deed were acquired from private individuals, representing unpaid principal balances of $2,005,000 and $982,000, respectively. As of December 31, 1998, we had a total of 102 Interim Mortgages with an aggregate $877,275 principal balance. All of these loans were acquired from SCMI. At the year ended December 31, 1998, we had 102 Interim Mortgages with an aggregate $3,285,023 principal amount. Ninety-seven of the Interim Mortgages were acquired from CRC, representing $3,169,591 principal investment. Due to the affiliation between the Advisor, SCMI and CRC and the fact that SCMI and CRC may make a profit on the sale of Mortgage Investments to us, the Advisor will have a conflict of interest in determining if Mortgage Investments should be purchased from SCMI or CRC or unaffiliated third parties.
However, all Mortgage Investments purchased from SCMI, CRC or other Affiliates will be at prices no higher than those that would be paid to unaffiliated third parties for mortgages with comparable terms, rates, credit risks and seasoning.

     5. Non-Arm's-Length Agreements. The agreements and arrangements relating to compensation between ourselves and the Advisor or its Affiliates are not the result of arm's-length negotiations. However, the majority of the Trustees are Independent Trustees and all of the Trustees may be removed, with or without cause, by the holders of a majority of the outstanding Shares. The Advisor may be removed for cause by a majority of such Independent Trustees without ratification by the shareholders. See "Risk Factors - Shareholders Must Rely on Management" and "Item 9."

     6. Competition for the Time and Services of Common Officers and Trustees. We will rely on the Advisor and its Affiliates for supervision of the management of our operations. In the performance of their duties, the officers, directors and employees of the Advisor and its Affiliates may, for their own account or that of others, originate mortgages and acquire investments similar to those that we will purchase. The Trustees also may act as trustees, directors or officers, or engage in other capacities, in other REITs or limited partnerships, and may acquire and originate similar Mortgage Investments for their own account or that of others. Accordingly, conflicts of interest may arise in operating more than one entity with respect to allocating time between those entities. The Trustees, the President and the Advisor will devote such time to our affairs and to the other entities in which they are involved as they determine in their sole discretion to be necessary for our benefit and the benefit of those other entities. In exercising that discretion, they must act in good faith and in compliance with their fiduciary obligations to us.

     The Advisor and its Affiliates believe they have sufficient staff personnel to be fully capable of discharging their responsibilities to us and to all other entities to which they or their officers or Affiliates are responsible.

     7. Competition with Affiliates for the Purchase and Sale of Mortgage Investments. Various REITs, partnerships or other entities may in the future be formed by the Advisor or its Affiliates to engage in businesses which may be competitive with us and which may have the same management personnel as we do. To the extent that any other REITs, partnerships or entities with similar investment objectives (or programs with dissimilar objectives for which a particular Mortgage Investments may nevertheless be suitable) (which we will collectively refer to herein as the "Affiliated Programs") have funds available for investment at the same time as we do and a potentially suitable investment has been offered to us or an Affiliated Program, conflicts of interest will arise as to which entity should acquire the investment.

     If any conflict arises between us and any of the other Affiliated Programs, the Advisor will initially review our investment portfolio and the investment portfolios of each of those Affiliated Programs and will determine whether or not that investment should be made by us or by the Affiliated Program. That decision will be based upon such factors as the amount of funds available for investment, yield, portfolio diversification, type and location of the property that is the subject of that Mortgage Investment, and proposed loan terms. The Trustees (including the Independent Trustees) will be responsible for monitoring this allocation method (and also the allocation method described below with respect to new Affiliated Programs established in the future) to be sure that each is applied fairly to us. See "Summary of Declaration of Trust - Responsibility of Trustees".

     If the Advisor or its Affiliates establish new Affiliated Programs and the making of a Mortgage Investment appears equally appropriate for us and one or more of such subsequently formed Affiliated Programs, the Mortgage Investment will be allocated to one program on a basis of rotation with the initial order of priority determined by the dates of formation of the programs.

     Further, our Trustees and the officers, directors and employees of the Advisor and its Affiliates may for their own account or the account of others originate and acquire Mortgage Investments similar to the Mortgage Investments that we will purchase. The Trustees and the Advisor are, however, subject to a fiduciary duty to us and our shareholders. See "Fiduciary Responsibility of Trustees". Each Trustee, on his own behalf, and the Advisor, on behalf of itself, the officers and directors of the Advisor, and all Persons controlled by the Advisor and its officers and directors, has agreed to first present suitable investments to us before recommending or presenting such opportunities to others or taking advantage of those opportunities on their own behalf, except as otherwise described with respect to Affiliated Programs or in connection with the existing business of SCMI and CRC. See "Management - Summary of the Advisory Agreement". Except as described above, and subject to their fiduciary duty to us and our shareholders, neither the Trustees, the Advisor nor its Affiliates will be obligated to present to us any particular investment opportunity which comes to their attention, even if such opportunity is of a character which might be suitable for investment by us.

     The Advisor may also have conflicts of interest between us and any other Affiliates of the Advisor when we attempt to sell Mortgage
Investments, as well as in other circumstances.

     See "Investment Objectives and Policies - Other Policies" and "Summary of Declaration of Trust".

     8. Additional Conflicts with Affiliates. Although we do not presently expect to do so, we are permitted to invest in mortgage loans on properties owned by Affiliates. However, we may only do so if those transactions are approved by a majority of the Trustees who are not otherwise interested in the transactions and they determine that those transactions are fair and reasonable to us and on terms and conditions that are not less favorable to us than those that are available from third parties. See "Summary of Declaration of Trust - Restrictions on Transactions with Affiliates".

     9. Unspecified Investment; Investors Cannot Assess Mortgage Investments. Other than the Mortgage Investments we already own, we have not made any commitments to invest in any specific Mortgage Investments. Therefore, you will not have an opportunity to evaluate any of the Mortgage Investments that we will purchase with the proceeds from the sale of additional Shares and must rely entirely on the judgement of Management. See "Investment Objectives and Policies" and "Management".

     10. Lack of Diversification. We will sell a maximum of 2,500,000 Shares to the public in our current offering of Shares. As of December 31, 1998, we have sold 724,271 Shares for $14,485,420. We can terminate the offering at any time in our sole discretion for any reason whatsoever. In the event we do not sell any additional Shares, our ability to reduce our risk of loss by spreading that risk over a larger number of Mortgage Investments would be reduced. See "Estimated Use of Proceeds".

     11. Experience of Management The Advisor was formed for the purpose of advising us in the selection and purchase of Mortgage Investments and has performed those duties for us since we commenced operations. The Trustees, the President and the management team of the Advisor have considerable expertise in the acquisition and management of mortgage assets, mortgage finance, asset/liability management, public company management and administration and the management of corporations in the real estate lending business. However, although the Trustees, the President and the officers, directors and shareholders of the Advisor have had substantial prior experience in connection with the types of investments we make and the administration of those investments, they have not previously sponsored nor managed any private or public real estate investment programs and, except for their services to us, do not have any experience in the management of a REIT. See "Risk Factors - Shareholders Must Rely on Management."

     12. Limited Experience of Selling Group Manager. First Financial United Investments Ltd., L.L.P., the Selling Group Manager of the offering, is a broker-dealer that has not previously participated as a broker-dealer in a public offering of securities. As a result, other than its efforts in the sale of the Shares, the Selling Group Manager has no track record in selling publicly offered securities itself or in recruiting Selected Dealers to assist in the sale of publicly offered securities, which may make it more difficult for us to sell the Shares offered hereby. See "Risk Factors - Lack of Diversification". As of December 31, 1998, the Selling Group Manager had recruited 8 Selected Dealers to assist in the sale of the Shares. However, the Selling Group Manager has no experience in helping to establish and support a public trading market for securities after those securities are sold, which may make it more difficult for a public trading market to develop for the Shares. See "Risk Factors - Lack of Liquidity".

     13. Selling Group Manager is an Affiliate of the Advisor. First Financial United Investments Ltd., L.L.P., the Selling Group Manager of the offering, is an Affiliate of the Advisor. As an Affiliate of the Advisor, the Selling Group Manager may experience a conflict in performing its obligations to exercise due diligence with respect to the statements made in this prospectus.

     14. Delays in Investment Could Reduce Return to Investors. We may be delayed in making Mortgage Investments due to delays in the completion of the underwriting process, delays in obtaining the necessary purchase documentation, a shortage of suitable investments or other factors. During the time our funds are held pending investment in Mortgage Investments, those funds will be invested in temporary investments. Temporary investment of funds pending investment in Mortgage Investments may result in a lower rate of return.

     15. Shareholders Must Rely on Management. The Trustees will be responsible for our management, but employ the President to manage our day to day affairs. The Trustees retain the Advisor to use its best efforts to seek out and present to us a sufficient number of suitable investment opportunities which are consistent with our investment policies and objectives and consistent with such investment programs as the Trustees may adopt from time to time in conformity with the Declaration of Trust. The Trustees have initially delegated to the Advisor, subject to the supervision and review of the Trustees and consistent with the provisions of our Declaration of Trust, the power and duty to: (1) develop underwriting criteria and a model for our investment portfolio; (2) acquire, retain or sell Mortgage Investments; (3) seek out, present and recommend investment opportunities consistent with our investment policies and objectives, and negotiate on our behalf with respect to potential investments or the disposition thereof; (4) pay our debts and fulfill our obligations, and handle, prosecute and settle any of our claims, including foreclosing and otherwise enforcing mortgages and other liens securing investments; (5) obtain for us such services as may be required for mortgage brokerage and servicing and other activities relating to our investment portfolio; (6) evaluate, structure and negotiate prepayments or sales of Mortgage Investments; (7) from time to time, or as requested by the Trustees, make reports to us as to its performance of the foregoing services and (8) to supervise other aspects of our business. Our success will, to a large extent, depend on the quality of the management provided by the Advisor, particularly as it relates to evaluating the merits of proposed investments. Although our shareholders elect our Trustees annually, shareholders have no right or power otherwise to take part in our management, except to the extent permitted by the Declaration of Trust. Accordingly, no person should purchase any of the Shares offered hereby unless he is willing to entrust all aspects of the management and control of our business to the Trustees, the President and the Advisor. See "Item 9."

     16. Limited Ability to Meet Fixed Expenses. Our operating expenses, including certain compensation to our President, servicing and administration expenses payable to an Affiliate and unaffiliated mortgage servicers and the Independent Trustees, must be met regardless of our profitability. We are also obligated to distribute 95% of our REIT Taxable Income (which may under certain circumstances exceed our Cash Flow) in order to continue to qualify as a REIT for federal income tax purposes. Accordingly, it is possible that we may be required to borrow funds or liquidate a portion of our investments in order to pay our expenses or to make the required cash distributions to shareholders. Although we generally may borrow funds, there can be no assurance that such funds will be available to the extent, and at the time, required by us.

     17. Investment Company Regulatory Considerations. We are not a mutual fund or any other type of investment company subject to the registration and regulatory provisions of the Investment Company Act of 1940 (the "Investment Company Act"). The Trustees will attempt to monitor the proportion of our portfolio which is placed in various investments so that we do not come within the definition of an investment company under the Investment Company Act. As a result, we may have to forego certain investments which would produce a more favorable return.

     18. Anti-Takeover Considerations and Restrictions on Share Accumulation. Provisions of the Maryland corporation law that apply to us make it more difficult for others to engage in a business combination with us and place restrictions on persons acquiring more than 10% of our outstanding Shares. Further, in order for us to qualify as a REIT, no more than 50% of the outstanding Shares may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of our taxable year. To ensure that we will not fail to qualify as a REIT under this test, our Declaration of Trust grants the Trustees the power to place restrictions on the accumulation of Shares and provides that Shares held by one shareholder in excess of 9.8% of the total Shares outstanding no longer entitle the shareholder to vote or receive Distributions. Those restrictions are more fully described in the section of this prospectus entitled "Summary of Declaration of Trust - Description of the Shares". While these restrictions are designed to prevent any five individuals from owning more than 50% of the Shares, they would also discourage others from attempt to gain control of us. The restrictions and provisions under law and these adopted by us may also (1) deter individuals and entities from making tender offers for Shares, which offers may be attractive to shareholders or (2) limit the opportunity for shareholders to receive a premium for their Shares in the event an investor is making purchases of Shares in order to acquire a block of Shares.

     19. Limited Liability of Trustees And Officers. Our Declaration of Trust provides that our Trustees and officers shall have the fullest limitation on liability permitted by the laws of the State of Maryland. Pursuant to the Maryland statute under which we were formed, a Trustee is not personally liable for our obligations except, if a Trustee otherwise would be liable, that provision does not relieve the Trustee from any liability to us or our shareholders for any act that constitutes: (1) bad faith; (2) willful misfeasance; (3) gross negligence; or (4) reckless disregard of the Trustee's duties. However, as permitted by the Maryland statute, our Declaration of Trust further limits the liability of our Trustees and officers by providing that the Trustees and the officers shall be liable to us or our shareholders only (1) to the extent the Trustee or officer actually received an improper benefit or profit in money, property or services, in which case any such liability shall not exceed the amount of the benefit or profit in money, property or services actually received; or
(2) to the extent that a judgment or other final adjudication adverse to such Trustee or officer is entered in a proceeding based on a finding in the proceeding that such Trustee's or officer's action or failure to act was the result of active and deliberate dishonesty and was material to the cause of action adjudicated in the proceeding. In all situations in which the limitations of liability contained therein apply, the remedies available to us or to our shareholders shall be limited to equitable remedies, such as injunctive relief or rescission, and shall not include the right to recover money damages. As a result of that limitation on liability, we and our shareholders may be limited in our ability to recover from our Trustees and officers for any damages caused by a breach of the duties those persons owe to us.

     20. Majority Rule Prevails. Shareholders by a majority vote may take certain actions, including termination of our existence or approving amendments to our Declaration of Trust, except for such actions and amendments that require supermajority approval. Any such change, if approved by the holders of the requisite number of Shares, would be binding on all non-consenting shareholders. Certain of these provisions may discourage or make it more difficult for a person to acquire control of us or to effect a change in our operation.

     21. Short Term Investments; Fixed Rate Trading. Pending acquisition of Mortgage Investments, we are authorized to invest our funds in short term investments. We view short term investments as those with a maturity date which is less than 2 years. We expect to dispose of those short term investments in order to acquire Mortgage Investments and may incur a loss upon such disposition. Additionally, we will acquire fixed rate instruments for both short term investments and Mortgage Investments. We may dispose of these fixed rate instruments, for, among other purposes, acquiring other Mortgage Investments, or liquidating our portfolio.

     22. Risk of Potential Future Offerings. We may in the future increase our capital resources by making additional offerings of Shares on terms deemed advisable by our Trustees. Depending upon the terms upon which any additional Shares might be offered, the effect of additional equity offerings may be the dilution of the equity of our shareholders or the reduction of the price of our Shares, or both. We are unable to estimate the amount, timing or nature of additional offerings as they will depend upon market conditions and other factors.

B.  OPERATIONS RISKS

     23. Economic Risks. The results of our operations are affected by various factors, many of which are beyond our control. The results of our operations depend on, among other things, the level of net interest income generated by our Mortgage Investments, the market value of those Mortgage Investments and the supply of and demand for those Mortgage Investments.
Our net interest income varies primarily as a result of changes in short-term interest rates, borrowing costs and prepayment rates, the behavior of which involve various risks and uncertainties as set forth below. Interest rates, borrowing costs and credit losses depend upon the nature and terms of the Mortgage Investments, the geographic location of the properties securing the Mortgage Investments, conditions in financial markets, the fiscal and monetary policies of the United States government and the Board of Governors of the Federal Reserve System, international economic and financial conditions, competition and other factors, none of which can be predicted with any certainty. Because changes in interest rates may affect our activities, our operating results depend, in large part, upon our ability effectively to manage our interest rate risks while maintaining our status as a REIT. See "Risk Factors - Fluctuations in Interest Rates May Affect Return on Investment".

     24. Fluctuations In Interest Rates May Affect Return On Investment. Recent years have demonstrated that mortgage interest rates are subject to abrupt and substantial fluctuations. If prevailing interest rates rise above the average interest rate being earned by our Mortgage Investments, investors may be unable to quickly liquidate their investment in order to take advantage of higher returns available from other investments. See "Risk Factors - Lack of Liquidity". Furthermore, interest rate fluctuations may have a particularly adverse effect if we used money borrowed at variable rates to fund fixed rate Mortgage Investments. In that event, if prevailing interest rates rise, our cost of money could exceed the income we earned from that money, thus reducing our profitability or causing losses through liquidation of Mortgage Investments in order to repay the debt on the borrowed money or default if we cannot cover the debt on the borrowed money.

     25. Risk of Loss on Non-Insured, Non-Guaranteed Mortgage Loans. We generally do not intend to obtain credit enhancements for our Mortgage Investments, because the majority, if not all, of those mortgage loans will be "non-conforming" in that they will not meet all of the underwriting criteria required for the sale of the mortgage loan to a federally owned or guaranteed mortgage agency. Accordingly, during the time we hold Mortgage Investments for which third party insurance is not obtained, we will be subject to the general risks of borrower defaults and bankruptcies and special hazard losses that are not covered by standard hazard insurance (such as those occurring from earthquakes or floods). In the event of a default on any Mortgage Investment held by us, including, without limitation, defaults resulting from declining property values and worsening economic conditions, we would bear the risk of loss of principal to the extent of any deficiency between the value of the related mortgage property and the amount owing on the mortgage loan. Defaulted mortgage loans would also cease to be eligible collateral for borrowings and would have to be financed by us out of other funds until those loans are ultimately liquidated, which could cause increased financing costs and reduced net income or a net loss. See "Certain Legal Aspects of Mortgage Loans".

     26. Bankruptcy Of Borrowers May Delay Or Prevent Recovery. The recovery of money owed to us may be delayed or impaired by the operation of the federal bankruptcy laws. Any borrower has the ability to delay a foreclosure sale for a period ranging from a few months to several months or more by filing a petition in bankruptcy, which automatically stays any actions to enforce the terms of the loan. The length of this delay and the costs associated therewith will generally have an adverse impact on our profitability. See "Certain Legal Aspects of Mortgage Loans".

     27. Ability to Acquire Mortgage Investments; Competition and Supply. In acquiring Mortgage Investments, we will compete with other REITs, investment banking firms, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, other lenders, Ginnie Mae, Fannie Mae, Freddie Mac and other entities purchasing Mortgage Investments, most of which will have greater financial resources than we do. In addition, there are mortgage REITs similar to us, and others may be organized in the future. Some of these entities can be expected to have substantially greater experience in originating or acquiring Mortgage Investments than the Advisor and we have. The effect of the existence of additional potential purchasers of Mortgage Investments may be to increase competition for the available supply of Mortgage Investments suitable for purchase by us. See also "Conflicts of Interest - Competition with Affiliates for the Purchase and Sale of Mortgage Investments".

     28. Environmental Liabilities. In the event that we are forced to foreclose on a defaulted Mortgage Investment to recover our investment, we may be subject to environmental liabilities in connection with that real property which may cause its value to be diminished. While we intend to exercise due diligence to discover potential environmental liabilities prior to the acquisition of any property through foreclosure, hazardous substances or wastes, contaminants, pollutants or sources thereof (as defined by state and federal laws and regulations) may be discovered on properties during our ownership or after a sale of that property to a third party. If those hazardous substances are discovered on a property, we may be required to remove those substances or sources and clean up the property. There can be no assurances that we would not incur full recourse liability for the entire cost of any removal and clean up, that the cost of such removal and clean up would not exceed the value of the property or that we could recover any of those costs from any third party. We may also be liable to tenants and other users of neighboring properties. In addition, we may find it difficult or impossible to sell the property prior to or following any such clean up. See "Certain Legal Aspects of Mortgage Loans - Environmental Risks".

     29. Risk of Leverage. Subject to certain restrictions, including the affirmative vote of the Independent Trustees, we would be allowed to incur financing with respect to the acquisition of Mortgage Investments in an aggregate amount not to exceed 50% of our Net Assets. The effect of leveraging is to increase the risk of loss. The higher the rate of interest on the financing, the more difficult it would be for us to meet our obligations and the greater the chance of default. That financing may be secured by liens on our Mortgage Investments. Accordingly, we could lose our Mortgage Investments if we default on the indebtedness. To the extent possible, such debt will be of non-recourse type, meaning that we will be liable for any deficiency between the proceeds of a sale or other disposition of the Mortgage Investments and the amount of the debt

     30. Reliance On Appraisals Which May Not Be Accurate Or Which May Be Affected By Subsequent Events. Since we are an "asset" rather than a "credit" lender, we will rely primarily on the real property securing the Mortgage Investments to protect our investment. Thus, we will rely on appraisals and Broker Price Opinions ("BPO's"), to determine the fair market value of real property used to secure the Mortgage Investments we purchase. No assurance can be given that such appraisals or BPO's will, in any or all cases, be accurate. Moreover, since an appraisal or BPO is given with respect to the value of real property at a given point in time, subsequent events could adversely affect the value of real property used to secure a loan. Such subsequent events may include general or local economic conditions, neighborhood values, interest rates and new construction. Moreover, subsequent changes in applicable governmental laws and regulations may have the effect of severely limiting the permitted uses of the property, thereby drastically reducing its value. Accordingly, if an appraisal is not accurate or subsequent events adversely effect the value of the property, the Mortgage Investment would not be as secure as anticipated, and, in the event of foreclosure, we may not be able to recover our entire investment.

     31. Mortgages May Be Considered Usurious. Most, if not all, of the Mortgage Investments we will purchase will not be exempt from state usury laws and thus there exists some uncertainty with respect to mortgage loans in states with restrictive usury laws. However, we anticipate that we will only purchase Mortgage Investments if they provide that the amount of the interest charged thereon will be reduced if, and to the extent that, the interest or other charges would otherwise be usurious. See "Certain Legal Aspects of Mortgage Loans - Applicability of Usury Laws".

     32. Risks of Bankruptcy of Mortgage Servicer. Our Residential Mortgages and Contracts for Deed will be serviced by SCMI or by other entities. We intend to obtain fidelity bonds and directors' and officers' indemnity insurance to lower risks of liability from the actions of such entities. However, there may be additional risks in the event of the bankruptcy or insolvency of any of those entities or in the event of claims by their creditors. Those additional risks which would not be present if we were qualified in all instances to service our Residential Mortgages and Contracts for Deed directly. For example, SCMI will, from time to time, receive on our behalf, payments of principal, interest, prepayment premiums and sales proceeds. In the event of bankruptcy or insolvency of SCMI, its creditors could seek to attach those funds to pay of their claims against SCMI. That could delay payment of those funds to us. If SCMI or any other entities acting on our behalf hold these payments in segregated accounts as they are contractually obligated to do, then the Advisor believes any such claim should be resolved in our favor as the beneficial owner.

C.  TAX RISKS

     33. Material Tax Risks Associated With Investment In Shares. An investment in Shares involves material tax risks. Each prospective purchaser of Shares is urged to consult his own tax adviser with respect to the federal (as well as state and local) income tax consequences of that investment. For a more detailed description of the tax consequences of an investment in Shares. See "Federal Income Tax Considerations".

     34. Risk of Inability to Qualify as a REIT. We were organized and conduct our operations in a manner that we believe will enable us to be taxed as a REIT under the Internal Revenue Code (the "Code"). To qualify as a REIT, and thereby avoid the imposition of federal income tax on any income we distribute to our shareholders, we must continually satisfy three income tests, two asset tests and one distribution test. See "Federal Income Tax Considerations - Qualification as a REIT". We have received an opinion of our legal counsel that it is more likely than not that we will qualify as a REIT. See "Risk Factors - Limitations on Opinion of Counsel as to Tax Matters" and "Federal Income Tax Considerations - General".

     If, in any taxable year, we fail to distribute at least 95% of our taxable income, we would be taxed as a corporation and distributions to our shareholders would not be deductible in computing our taxable income for federal income tax purposes. Because of the possible receipt of income without corresponding cash receipts due to timing differences that may arise between the realization of taxable income and net cash flow (e.g. by reason of the original issue discount rules) or our payment of amounts which do not give rise to a current deduction (such as principal payments on indebtedness) it is possible that we may not have sufficient cash or liquid assets at a particular time to distribute 95% of our taxable income. In that event, we could declare a consent dividend or we could be required to borrow funds or liquidate a portion of our investments in order to pay our expenses, make the required Distributions to shareholders, or satisfy our tax liabilities, including the possible imposition of a 4 percent excise tax. There can be no assurance that such funds will be available to the extent, and at the time, required by us. In the event of any adjustment of deductions of gross income by the IRS we could declare a deficiency dividend. See "Federal Income Tax Considerations - Qualification as a REIT
- Distributions to Shareholders".

     If we were taxed as a corporation, our payment of tax would substantially reduce the funds available for distribution to shareholders or for reinvestment and, to the extent that Distributions had been made in anticipation of our qualification as a REIT, we might be required to borrow additional funds or to liquidate certain of our investments in order to pay the applicable tax. Moreover, should our election to be taxed as a REIT be terminated or voluntarily revoked, we may not be able to elect to be treated as a REIT for the following four year period. See "Federal Income Tax Considerations - Qualification as a REIT".

     35. Restrictions on Maximum Share Ownership. In order for us to qualify as a REIT, no more than 50% of the outstanding Shares may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of our taxable year. To ensure that we will not fail to qualify as a REIT under this test, our Declaration of Trust grants the Trustees the power to place restrictions on the accumulation of Shares. These restrictions may (1) deter others from making tender offers for Shares, which offers may be attractive to shareholders or (2) limit the opportunity for shareholders to receive a premium for their Shares in the event an investor is making purchases of Shares in order to acquire a block of Shares. See "Risk Factors - Anti-Takeover Considerations and Restrictions on Share Accumulation".

     36. Limitations on Opinion of Counsel as to Tax Matters. As set forth more fully in "Federal Income Tax Considerations - General", our attorneys have expressed their opinion based on the facts described in our prospectus, on the Declaration of Trust, and on certain representations by us and the Advisor, that it is more likely than not (1) that we will qualify as a REIT; and (2) that Distributions to a Shareholder which is a Tax-Exempt Entity will not constitute unrelated business taxable income ("UBTI"), provided that Shareholder has not financed the acquisition of its Shares with "acquisition indebtedness" within the meaning of the Code. Our attorneys have not given an opinion as to certain other issues because of the factual nature of those issues or the lack of clear authority in the law. Accordingly, there may be a risk that our treatment of certain tax items could be challenged by the IRS and that we or our shareholders could be adversely affected as a result. It should be noted, in any event, that our attorneys' opinions are based on existing laws, judicial decisions and administrative regulations, rulings and practice, all of which are subject to change, which may be retroactive, and, further, are not in all cases binding on the IRS.

D.  ERISA RISKS

     37. Risks Of Investment By Tax-exempt Investors. If you are a plan fiduciary of a trust of a pension or profit-sharing plan qualified under
Section 401(a) of the Code and exempt from tax under Section 501(a), you should consider the following items before deciding whether to purchase
Shares: (1) whether the investment satisfies the diversification requirements of Section 404(a)(3) of the Employee Retirement Income Security Act of 1974 ("ERISA"); (ii) whether the investment is prudent, since Shares are not freely transferable and there may not be a market created in which you can sell or otherwise dispose of the Shares; (iii) whether interests in us or the underlying assets owned by us constitute "plan assets" for purposes of Section 4975 of the Code and (iv) whether the "prohibited transaction" rules of ERISA would apply and prohibit certain of the contemplated transactions between us and the Advisor or its Affiliates. ERISA requires that the assets of a plan be valued at their fair market value as of the close of the plan year, and it may not be possible to adequately value the Shares from year to year, since there will not be a market for the Shares and the appreciation of any property may not be shown in the value of the Shares until we sell or otherwise disposes of our investments See "ERISA Considerations".


FEDERAL INCOME TAX CONSIDERATIONS

     The following discussion summarizes material Federal income tax considerations to us and our shareholders. This discussion is based on existing Federal income tax law, which is subject to change, possibly retroactively. This discussion does not discuss all aspects of Federal income taxation which may be relevant to a particular shareholder in light of its personal investment circumstances or to certain types of investors subject to special treatment under the Federal income tax laws (including financial institutions, insurance companies, broker dealers and, except to the extent discussed below, tax exempt entities and foreign taxpayers) and it does not discuss any aspects of state, local or foreign tax law. This discussion assumes that investors will hold their Shares as "capital assets" (generally, property held for investment) under the Code. Prospective investors are advised to consult their tax advisors as to the specific tax consequences of purchasing, holding and disposing of the Shares, including the application and effect of Federal, state, local and foreign income and other tax laws.

GENERAL

     We elected to become subject to tax as a REIT, for Federal income tax purposes, commencing with the taxable year ending December 31, 1996. Our Board of Trustees currently expects that we will operate in a manner that will permit us to qualify a REIT for the taxable year ending December 31, 1998, and in each taxable year thereafter. This treatment will permit us to deduct dividend distributions to our stockholders for Federal income tax purposes, thus effectively eliminating the "double taxation" that generally results when a corporation earns income and distributes that income to its stockholders in the form of dividends.

     We have obtained an opinion of Berry Moorman, P.C. ("Counsel") concerning the likely outcome on the merits of the material federal income tax issues. In particular, it is Counsel's opinion that it is more likely than not that (i) we have been organized in conformity with the requirements for qualification as a REIT, and our proposed method of operation described herein and in the Declaration of Trust will meet the requirements for taxation as a REIT under the Code for any taxable year with respect to which we make the necessary election; and (ii) Distributions to a shareholder which is a Tax-Exempt Entity will not constitute UBTI, provided that shareholder has not financed the acquisition of its Shares with "acquisition indebtedness" within the meaning of the Code. In rendering this opinion, Counsel relied upon information and undertakings supplied by the Advisor and us, and the facts contained in our prospectus concerning our organization and operation. Any alteration of the foregoing may adversely affect the validity of the opinions rendered.

     Each prospective investor should note that the opinions described herein represent only Counsel's best legal judgment as to the most likely outcome of an issue if the matter were litigated. Opinions of counsel have no binding effect or official status of any kind, and in the absence of a ruling from the IRS, there can be no assurance that the IRS will not challenge the conclusion or propriety of any of Counsel's opinions. We do not intend to apply for a ruling from the IRS that we qualify as a REIT.

QUALIFICATION AS A REIT

     Under the Code, a trust, corporation or unincorporated association meeting certain requirements (set forth below) may elect to be treated as a REIT for purposes of federal income taxation. If a valid election is made, then, subject to certain conditions, our income which is distributed to our shareholders will be taxed to those shareholders without being subject to tax at the company level. We will be taxed on any of our income that is not distributed to our shareholders. Once made, the REIT election continues in effect until voluntarily revoked or automatically terminated by our failure to qualify as a REIT for a taxable year. If our election to be treated as a REIT is terminated automatically, we will not be eligible to elect REIT status until the fifth taxable year after the year for which our election was terminated. However, this prohibition on a subsequent election to be taxed as a REIT is not applicable if (1) we did not willfully fail to file a timely return with respect to the termination taxable year, (2) inclusion of incorrect information in that return was not due to fraud with intent to evade tax, and (3) we establish that failure to meet the requirements was due to reasonable cause and not to willful neglect. While we have no intention of voluntarily revoking our REIT election, if we do so, we will be prohibited from electing REIT status for the year to which such revocation relates and for the next four taxable years.

     There can be no assurance, however, that we will continue to qualify as a REIT in any particular taxable year, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in our circumstances. If we were not to qualify as a REIT in any particular year, we would be subject to Federal income tax as a regular, domestic corporation, and our stockholders would be subject to tax in the same manner as stockholders of a corporation. In this event, we could be subject to potentially substantial income tax liability in respect of each taxable year that we fail to qualify as a REIT, and the amount of earnings and cash available for distribution to our stockholders could be significantly reduced or eliminated.

     The following is brief summary of certain technical requirements that we must meet on an ongoing basis in order to qualify, and remain qualified, as a REIT under the Code.

     Share Ownership Tests Our Shares (1) must be transferable, (2) must be held by 100 or more persons during at least 335 days of a taxable year of 12 months (or during a proportionate part of a taxable year of less than 12 months), and (3) no more than 50% of the outstanding Shares may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of our taxable year. The requirements of (2) and (3) are not applicable to the first taxable year for which an election to be treated as a REIT is made. On the date of the initial closing of the sale of the Shares, we had at least 100 shareholders who were independent of each other and of us. In addition, the Declaration of Trust permits a restriction on transfers of Shares that would result in violation of the rule in (3) above. Applicable Treasury Regulations state that such a restriction will not cause the shares to be nontransferable as required by (i).

     ASSET TESTS. We must generally meet the following asset tests (the "REIT Asset Tests") at the close of each quarter of each taxable year.

(a) at least 75% of the value of our total assets must consist of Qualified REIT Real Estate Assets, Government securities, cash, and cash items (the "75% Asset Test"); and

      (b) the value of securities held by us but not taken into account for purposes of the 75% Asset Test must not exceed (i) 5% of the value of our total assets in the case of securities of any one non-government issuer, or (ii) 10% of the outstanding voting securities of any such issuer.

     GROSS INCOME TESTS. We must generally meet the following gross income tests (the "REIT Gross Income Tests") for each taxable year.

     (a) at least 75% of our gross income must be derived from certain specified real estate sources including interest income and gain from the disposition of Qualified REIT Real Estate Assets or "qualified temporary investment income" (i.e., income derived form "new capital" within one year of the receipt of such capital) (the "75% Gross Income Test");

     (b) at least 95% of our gross income for each taxable year must be derived from sources of income qualifying for the 75% Gross Income Test, dividends, interest, and gains from the sale of stock or other securities not held for sale in the ordinary course of business (the "95% Gross Income Test"); and

     (c) less than 30% of our gross income must be derived from the sale of Qualified REIT Real Estate Assets held for less than four years, stock or securities held for less than one year (including certain interest rate swap and cap agreements entered into to hedge variable rate debt incurred to acquire Qualified Real Estate Assets) and certain "dealer" property (the "30% Gross Income Test").

     We intend to maintain our REIT status by carefully monitoring our income, to comply with the REIT Gross Income Tests. See "Taxation of the Company" for a discussion of the tax consequences of failure to comply with the REIT provisions of the Code.

     DISTRIBUTIONS TO SHAREHOLDERS. Each year, we must distribute to our shareholders an amount equal to (a) 95% of the sum of (i) our REIT Taxable Income (defined below) before deduction of dividends paid and excluding any net capital gain and (ii) the excess of net income from "foreclosure property" (described above in "Sources of Income") over the tax on such income, minus (b) any "excess non-cash income" (income attributable to leveled stepped rents, original issue discount on purchase money debt, or a like kind exchange that is later determined to be taxable) (the "95% Distribution Test").

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

     Dividends that are either (1) paid during the taxable year or (2) declared before our tax return for the taxable year must be filed (including extensions) and paid within 12 months of the end of such taxable year and no later than our next regular distribution payment, are considered distributions for purposes of the 95% Distribution Test. Those dividends are taxable to our shareholders (other than Tax-Exempt Entities) in the years in which they are paid, even though they reduce our REIT Taxable Income for the year in which declared. However, see "Taxation of the Company" for discussion of an excise tax provision which could require us to distribute our fourth quarter dividend in each year on or before January 31st of the following year.

     The Trustees intend to make Distributions to our shareholders on a monthly basis sufficient to meet the 95% Distribution Test. Because of (1) the possible receipt of income from certain sources without corresponding cash receipts, (2) timing differences that may arise between the realization of taxable income and net cash flow (e.g. as a result of the original issue discount rules), and (3) possible adjustments by the IRS to deductions and gross income reported by us, it is possible that we may not have sufficient cash or liquid assets at a particular time to distribute 95% of our REIT Taxable Income. In such event, we may attempt to declare a consent dividend, which is a hypothetical distribution to shareholders out of our earnings and profits. The effect of such a consent dividend, to those shareholders who agree to such treatment, and as long as such consent dividend is not preferential, would be that those shareholders would be treated for federal income tax purposes as if that amount had been paid to them in cash and they had then immediately contributed that amount back to us as additional paid-in capital. This would result in taxable income distribution but would also increase their tax basis in their Shares by the amount of the taxable income recognized.

     If we fail to meet the 95% Distribution Test due to an adjustment to our income by reason of a judicial decision or by agreement with the IRS, we may pay a "deficiency dividend" to shareholders in the taxable year of the adjustment, which would relate back to the year being adjusted. In that case, we would also be required to pay interest plus a penalty to the IRS. However, a deficiency dividend cannot be used to meet the 95% Distribution Test if the failure to meet that test was not due to a later adjustment to our income but rather was attributable to our failure to distribute sufficient amounts to our shareholders. If we cannot declare a consent dividend or if we lack sufficient cash to distribute 95% of our REIT Taxable Income or to pay a "deficiency dividend" in appropriate circumstances, we could be required to borrow funds or liquidate a portion of our investments in order to pay our expenses, make the required cash distributions to shareholders, or satisfy our tax liabilities. There can be no assurance that those funds will be available to the extent, and at the time, that we would require them.

     In addition, if the IRS successfully challenged our deduction of all or a portion of the fees we pay to the Advisor, those payments could be recharacterized as dividend distributions to the Advisor in its capacity as shareholder. If those distributions were viewed as preferential distributions they would not count toward the 95% Distribution Test.
Because of the factual nature of the inquiry, Counsel is unable to opine as to the deductibility of such fees.

TERMINATION OF THE COMPANY

     In any year in which we qualify as a REIT, we will generally not be subject to Federal income tax on that portion of our REIT taxable income or capital gain which is distributed to our shareholders. We will, however, be subject to Federal income tax at normal corporate income tax rates upon any undistributed taxable income or capital gain.

     Notwithstanding our qualification as a REIT, we may also be subject to tax in certain other circumstances. If we fail to satisfy either the 75% or the 95% Gross Income Test, but nonetheless maintain our qualification as a REIT because certain other requirements are met, we will generally be subject to a 100% tax on the greater of the amount by which we fail either the 75% or the 95% Gross Income Test. We will also be subject to a tax of 100% on net income derived from any "prohibited transaction", and if we have
(1) net income from the sale or other disposition of "foreclosure property' which is held primarily for sale to customers in the ordinary course of business or (2) other non-qualifying income from foreclosure property, we will be subject to Federal income tax on that income at the highest corporate income tax rate. In addition, if we fail to distribute during each calendar year at least the sum of (1) 85% of our REIT ordinary income for such year and (2) 95% of our REIT capital gain net income for such year, we would be subject to a 4% Federal excise tax on the excess of such required distribution over the amounts actually distributed during the taxable year, plus any undistributed amount of ordinary and capital gain net income from the preceding taxable year. We may also be subject to the corporate alternative minimum tax, as well as other taxes in certain situations not presently contemplated.

TAXATION OF TAXABLE SHAREHOLDERS

     DIVIDEND INCOME. Distributions we pay to our shareholders will be taxable to shareholders who are not Tax-Exempt Entities as ordinary income to the extent of our current or accumulated earnings and profits. Distributions we pay which are designated as capital gains dividends by us will be taxed as long-term capital gains to taxable shareholders to the extent that they do not exceed our actual net capital gain for the taxable year. Shareholders that are corporations may be required to treat up to 20% of any such capital gains dividends as ordinary income. Such distributions, whether characterized as ordinary income or as capital gain, are not eligible for the 70% dividends received deduction for corporations.

     Distributions we pay to shareholders which are not designated as capital gains dividends and which are in excess of our current or accumulated earnings and profits are treated as a return of capital to the shareholders and reduce the tax basis of a shareholder's Shares (but not below zero). Any such distribution in excess of the tax basis is taxable to any such shareholder that is not a Tax-Exempt Entity as a gain realized from the sale of the Shares.

     Our declaration of the consent dividend would result in taxable income to consenting shareholders other than Tax-Exempt Entities) without any corresponding cash distributions. See "Qualification as a REIT -
Distributions to Shareholders", above.

     PORTFOLIO INCOME. Dividends paid to shareholders will be treated as portfolio income with respect to shareholders who are subject to the passive activity loss rules. Such income therefore will not be subject to reduction by losses from passive activities (i.e. any interest in a rental activity or in a trade or business in which the shareholder does not materially participate, such as an interest held as a limited partner) of that shareholder. Such Distributions will, however, be considered investment income which may be offset by certain investment expense deductions.

     NO FLOW THROUGH OF LOSSES. Shareholders should note that they are not permitted to deduct any of our net losses.

     SALE OF SHARES. Shareholders who sell their Shares will recognize taxable gain or loss equal to the difference between the amount realized on that sale and their basis in those Shares. Gain or loss recognized by a shareholder who is not a dealer in securities and whose Shares have been held for more than one year will generally be taxable as long-term capital gain or loss.

     BACK-UP WITHHOLDING. Distributions will ordinarily not be subject to withholding of federal income taxes. Withholding of such tax at a rate of 31% may be required, however, by reason of a failure of a shareholder to supply us or our agent with the shareholder's Taxpayer Identification Number. Such "Backup" withholding may also apply to a shareholder who is otherwise exempt from backup withholding if that shareholder fails properly to document his status as an exempt recipient of distributions. Each shareholder will therefore be asked to provide and certify his correct Taxpayer Identification Number or to certify that he is an exempt recipient.

TAXATION OF TAX-EXEMPT ENTITIES

     In general, a shareholder which is a Tax-Exempt Entity will not be subject to tax on Distributions received from us. The IRS has ruled that amounts distributed as dividends by a qualified REIT do not constitute unrelated business taxable income ("UBTI") when received by a Tax-Exempt Entity. Thus, Distributions paid to a Shareholder which is a Tax-Exempt entity and gain on the sale of Shares by a Tax-Exempt Entity (other than those Tax-Exempt Entities described below) will not be treated as UBTI, even if we incur indebtedness in connection with the acquisition of real property or the acquisition or making of a Mortgage Investment, provided that the Tax-Exempt Entity has not financed the acquisition of its Shares.

     For Tax-Exempt Entities which are social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts, and qualified group legal services plans exempt from federal income taxation under Code sections 501(c)(7), (c)(9), (c)(17) and (c)(20), respectively, income from an investment in the Shares will constitute UBTI unless the organization is able properly to deduct amounts set aside or placed in reserve for certain purposes so as to offset the UBTI generated by its investment in the Shares. Such prospective investors should consult their own tax advisors concerning these "set aside" and reserve requirements.

     In the case of a "qualified trust" (generally, a pension or profit sharing trust) holding stock in a REIT, the Revenue Reconciliation Act of 1993 treats the beneficiaries of that trust as holding stock in the REIT in proportion to their actuarial interests in the qualified trust, instead of the prior law treatment of a qualified trust as a single individual. The Revenue Reconciliation Act of 1993 also requires a qualified trust that holds more than 10% of the shares of a REIT to treat a percentage of REIT dividends as UBTI if the REIT incurs debt to acquire or improve real property. This new rule applies to taxable years beginning in 1994 only if
(1) the qualification of the REIT depends upon the application of the "look through" exception (described above) to the restriction on REIT shareholdings by five or fewer individuals, including qualified trusts, and
(2) the REIT is "predominantly held" by qualified trusts. A REIT is "predominantly held" by qualified trusts if either (A) a single qualified trust holds more than 25% by value each owning more than 10% by value, hold in the aggregate more than 50% of the interests in the REIT. The percentage of any dividend paid (or treated as paid) to a qualified trust that is treated as UBTI is equal to the amount of modified gross income (gross income less directly connected expenses) from the unrelated trade or business of the REIT (treating the REIT as if it were a qualified trust), divided by the total modified gross income of the REIT. A de minimis exception applies where the percentage is less than 5%. Because (1) we expect the Shares to be widely held, and (2) the Declaration of Trust prohibits any shareholder from owning more than 9.8 percent of the Shares entitled to vote, this new provision should not result in UBTI to any Tax-Exempt Entity.

STATEMENT OF STOCK OWNERSHIP

     We are required to demand annual written statements from the record holders of designated percentages of our Shares disclosing the actual owners of the Shares. We must also maintain, within the Internal Revenue District in which we are required to file our federal income tax return, permanent records showing the information we have received regarding the actual ownership of those Shares and a list of those persons failing or refusing to comply with those demands.

STATE AND LOCAL TAXES

     Our tax treatment and the tax treatment of our shareholders in states having taxing jurisdiction over them may differ from the federal income tax treatment. Accordingly, no discussion of state taxation is provided herein nor is any representation made as to our tax status or the tax status of the Shares or shareholders in such states. Each shareholder should consult his own tax advisor as to the status of the Shares under the state tax laws applicable to him.

                         ERISA CONSIDERATIONS

     In considering whether to purchase Shares with the assets of a Qualified Plan, the plan fiduciary should consider (1) whether the investment is in accordance with the documents and instruments governing the Qualified Plan; (2) whether such an investment, alone and in conjunction with any other plan investment, satisfies the diversification, prudence and liquidity requirements of ERISA, to the extent applicable; (3) the need to value the assets of the Qualified Plan annually; and (4) the effect if our assets are treated as "plan assets" following that investment.

     The plan fiduciary should also recognize that ERISA generally requires that the assets of an employee benefit plan be held in trust and that the trustee, or a duly authorized investment manager (within the meaning of Section 3(38) of ERISA), has exclusive authority and discretion to manage and control the assets of the plan. As discussed below, we have received an opinion of Berry Moorman P.C. ("Counsel") that, under current law (and subject to certain reservations and requirements set forth therein), it is more likely than not that our assets will not be deemed to be "plan assets" if Qualified Plans invest in Shares. In the event that our assets are nevertheless deemed to be plan assets under ERISA despite such opinion of Counsel, the Trustees and the Advisor would be deemed fiduciaries to each Qualified Plan which purchased Shares. As such, they would be held to the fiduciary standards of ERISA in all of our investments, and the person or persons who have investment discretion over the assets of Qualified Plans subject to ERISA who authorized the investment could be liable under ERISA for investments made by us which do not conform to such standards.

     If the Trustees and the Advisors are considered fiduciaries under ERISA and the Code, they will also be "parties in interest" under ERISA (and "disqualified persons" under the Code) with respect to an investing Qualified Plan and one or more of their Affiliates could also be so characterized. ERISA and the Code absolutely prohibit certain transactions between a Qualified Plan and a "party in interest" (or "disqualified person"). Under these rules, certain of the contemplated transactions between us and the Trustees and the Advisor or any of their Affiliates could constitute "prohibited transactions" under ERISA and the Code. In such event, certain of the parties involved in the transaction could be required to take any or all of the following actions: (1) undo the transaction, (2) restore to the Qualified Plan any profit realized on the transaction, (3) make good to the Qualified Plan any loss suffered by it as a result of such transaction, and (4) pay an excise tax. If an IRA engages in a prohibited transaction, it could lose its tax-exempt status, but, in that case, the other penalties for prohibited transactions would not apply.

     A fiduciary of a Qualified Plan is prohibited from taking certain actions with respect to the assets of such plan, including investing the assets with respect to which it is a fiduciary in an entity from which the fiduciary could derive a benefit. To prevent a violation of these rules, we will not permit the purchase of Shares with assets of any Qualified Plan (including an IRA) if we, the Sponsor, the Advisor or any of their Affiliates (1) has investment discretion with respect to the assets of the Qualified Plan to be invested, (2) regularly gives individualized investment advice which serves as the primary basis for the investment decisions made with respect to such assets, or (3) is otherwise a fiduciary with respect to the assets for purposes of the prohibited transaction provisions of ERISA or the Code.

PLAN ASSETS REGULATION/OPINION OF COUNSEL

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

     The Final Regulation provides that a "publicly offered security" is a security that is (1) freely transferable, (2) part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another, and (3) sold to the plan as part of an offering of securities to the public pursuant to an effective registration statement under the Securities Act of 1933 and the class of securities of which such security is a part is registered under the Securities Exchange Act of 1934 within 120 days (or such later time as may be allowed by the Securities and Exchange Commission) after the end of the fiscal year of the issuer during which the offering of such securities to the public occurred. The initial closing for the sale of Shares did not take place until a minimum of 100 investors independent of us and of each other subscribed for Shares and condition (3) in the preceding sentences was met with respect to the Shares.

     Our underlying assets will not be considered to be plan assets so long as the Shares remain "freely transferable" under the Final Regulation. The Final Regulation provides that a determination as to whether a security is freely transferable is inherently factual in nature and must be made on the basis of all relevant facts and circumstances. The Final Regulation also provides that if a security is part of an offering in which the minimum investment is $10,000 or less (as the case with the Shares), certain enumerated restrictions on transfer and assignment ordinarily will not, along or in combination, affect a finding that such securities are freely transferable. The preamble to the Final Regulation (which is not considered primary legal authority) goes one step further providing that if the minimum investment requirement is satisfied and there are no transfer restrictions other than those enumerated, the security in effect will be presumed to be freely transferable. A security that is not entitled to the presumption may still qualify as freely transferable if the facts and circumstances so indicate.

     We have represented that no restrictions on transferability of the Shares exist other than those set forth in the Declaration of Trust. Accordingly, the Shares should qualify as "freely transferable" under the Final Regulation, and Counsel has rendered an opinion that, if the Shares are "widely held" and properly registered for securities purposes under the requirements described above, it is more likely than not that the Shares will be "publicly offered securities" and that our underlying assets will not be considered to be plan assets under the Final Regulation.

ANNUAL VALUATION

     A fiduciary of a Qualified Plan subject to ERISA is required to determine annually the fair market value of the assets of such Qualified Plan as of the end of such Plan's fiscal year and to file annual reports reflecting such value. In addition, a trustee of an IRA must provide an IRA participant with a statement of the value of the IRA each year.

     Because the Shares are not expected to be listed for quotation and a public market is unlikely to develop until the sale of all of the Shares, it is likely that no determination of the fair market value of a Share will be readily available. In these circumstances, the Declaration of Trust provides that we may, but need not, make available to fiduciaries of Qualified Plans an annual good faith estimate of the value of our portfolio of investments, on the basis of their value if then liquidated, and the amount attributable to each Share. There can be no assurance that, if we do provide this estimate, (1) such value could or will actually be realized by us or by shareholders upon liquidation (in part because appraisals or estimates of value do not necessarily indicate the price at which assets could be sold and because no attempt will be made to estimate the expenses of selling any of our assets), (2) shareholders could realize such value if they were to attempt to sell their Shares, or (3) such value would comply with the ERISA or IRA requirements described above.

GLOSSARY

The definitions of terms used in this Annual Report are set forth below.

     "Acquisition Expenses" shall mean expenses related to our selection of, and investment in, Mortgage Investments, whether or not acquired or made, including but not limited to legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, title insurance and miscellaneous other expenses.

     "Acquisition Fees" shall mean the total of all fees and commissions, however designated, paid by any party in connection with the origination or acquisition of Residential Mortgages or Contracts for Deed by us. Included in the computation of such fees or commissions shall be any real estate commission, selection fee, development fee, nonrecurring management fee, loan fees or points or any fee of a similar nature, however designated.

     "Adjusted Contributions", used in calculating the Subordinated Incentive Fee, shall mean (1) the product of $20 times the number of outstanding Shares, reduced by (2) the total of cash distributed to shareholders with respect to the Shares from Disposition Proceeds and the return (if any) of uninvested Net Offering Proceeds.

     "Advisor" shall mean the person(s) or entity retained by the Trustees that will be responsible for providing advice with respect to developing a model for our portfolio, developing underwriting criteria and monitoring yields and performing other duties as described in the Advisory Agreement, including a person or entity to which an Advisor subcontracts substantially all such functions. Initially the Advisor shall be Mortgage Trust Advisors, Inc., or anyone which succeeds it in such capacity.

     "Advisory Agreement" shall mean the agreement between the Advisor and us whereby pursuant the Advisor will act as our investment advisor.

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

     "Affiliated Programs" shall mean any and all REITs, partnerships or other entities which may in the future be formed by the Advisor, a Sponsor or their Affiliates to engage in businesses which may be competitive with us and which have similar investment objectives as we do (or programs with dissimilar objectives for which a particular Mortgage Investment may nevertheless be suitable). An Affiliated Program may have the same management as we do.

     "Average Invested Assets" shall mean the average of the aggregate book value of our assets for any period invested, directly or indirectly, in Mortgage Investments before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of such values at the end of each month during such period.

     "Capital Distributions" shall mean Distributions of: (1) non-reinvested principal payments and (2) Proceeds of Mortgage Prepayments, Sales and Insurance.

     "Cash Flow" shall mean, with respect to any period, (a) all cash receipts derived from payments of principal and base interest on Mortgages held by us (exclusive of any Proceeds of Mortgage Prepayments, Sales and Insurance) plus (b) cash receipts from operations (including any interest from our temporary investments) without deduction for depreciation or amortization, less (c) cash receipts used to pay operating expenses.

     "Code" shall mean the Internal Revenue Code of 1986, as amended, or corresponding provisions of subsequent revenue laws.

     "Contract for Deed" refers to the Seller's unencumbered interest in contracts for deed (also known as land contracts) for the purchase of single family residential property throughout the United States in which we will invest.

     "Counsel" shall mean Berry Moorman P.C.

     "CRC" shall mean Capital Reserve Corporation, a Texas corporation that is 50% owned by Todd Etter, a principal shareholder of the Advisor. CRC is engaged in the business of financing home purchase and renovations.

     "Declaration of Trust" shall mean our Declaration of Trust, as amended and/or amended and restated from time to time.

     "Disposition Proceeds" shall mean: (1) Proceeds of Mortgage
Prepayments, Sales or Insurance and (2) payments of principal when due which are paid to us with respect to Mortgage Investments and other Mortgages.

     "Distributions" shall mean any cash distributed to shareholders arising from their interest in the Shares.

     "Escrow Agent" shall mean Chase Bank of Texas, NA or any other qualified financial institution designated by us and the Selling Group Manager as escrow agent.

     "Gross Offering Proceeds" shall mean the total proceeds from the sale of Shares during the offering period before deductions for Organization and Offering Expenses. For purposes of calculating Gross Offering Proceeds, the purchase price of all Shares shall be deemed to be $20 per Share.

     "Independent Trustees" shall mean the Trustees who (1) are not affiliated, directly or indirectly, with the Advisor, a Sponsor or any of their Affiliates, whether by ownership of, ownership interest in, employment by, any material business or professional relationship with, or service as an officer or director of the Advisor, a Sponsor or any of their Affiliates,
(2) do not serve as a director or Trustee of more than two other REITs organized by a Sponsor or advised by the Advisor and (3) perform no other services for us, except as Trustees. For this purpose, an indirect relationship shall include circumstances in which a member of the immediate family of a Trustee has one of the foregoing relationships with the Advisor, a Sponsor or us.

     "Institutional Investors" shall mean a bank, trust company, savings institution, insurance company, securities dealer, investment company or business development company as defined in the Investment Company Act of 1940, or a pension or profit sharing trust with assets of at least $5,000,000.

     "Interim Closing" refers to the closings of the sale of Shares that are anticipated to be held on the first and fifteenth of each month (or the next business day). All Subscriber's funds will be deposited into the escrow account maintained by the Escrow Agent and will be disbursed by the Escrow Agent to us and the selling Group Manager at the next Interim Closing.

     "Interim Mortgages" shall mean loans of 12 months or less in term, made to investors for the purchase, renovation and sale of single family homes.

     "Investment-to-Value Ratio" means the amount paid by us to purchase a Mortgage Investment divided by the value of the real estate that is the security for that Mortgage Investment.

     "Mortgage Investments" shall mean our investments in Residential Mortgages, Contracts for Deed and Interim Mortgages.

     "Mortgage Prepayments, Sales or Insurance" shall mean any transaction by us (other than the receipt of base interest, principal payments when due on a Mortgage Investment and the issuance of Shares) including without limitation prepayments, sales, exchanges, foreclosures, or other dispositions of Mortgage Investments held by us or the receipt of insurance proceeds or of guarantee proceeds from any insurer or recoursing party or otherwise, or any other disposition of our assets.

     "Mortgages" shall mean, in a broad sense, beneficial interests or participation interests in whole mortgages, mortgage certificates, mortgage-backed securities, participation certificates backed by either a single mortgage or a pool of mortgages or interests in pass-through entities which, under the REIT provisions of the Internal Revenue Code, would be considered to be qualifying real estate assets for purposes of our qualification as a REIT (e.g. regular interests in real estate mortgage investment conduits ("REMICs")).

     "Net Assets" or "Net Asset Value" shall mean our total assets (other than intangibles) valued at cost before deducting depreciation or other non-cash reserves less our total liabilities. The Net Asset Value shall be calculated at least quarterly on a basis consistently applied.

     "Net Income" shall mean, for any period, total revenues applicable to such period, less the expenses applicable to such period other than additions to allowances or reserves for depreciation, amortization or bad debts or other similar non-cash reserves; provided, however, that Net Income shall not include any gain from the sale or other disposition of our Mortgage Investments or other assets.

     "Net Offering Proceeds" shall mean the Gross Offering Proceeds received by us with respect to the sale of Shares less Organization and Offering Expenses.

     "Organization and Offering Expenses" shall mean all expenses incurred by and to be paid from our assets in connection with and in preparing ourselves for registration and subsequently offering and distributing the Shares to the public, including, but not limited to, total underwriting and brokerage discounts and commissions (including fees of the underwriters' attorneys), expenses for printing, engraving, mailing, salaries of employees while engaged in sales activity, charges of transfer agents, registrars, trustees, escrow holders, depositaries, experts, expenses of qualification of the sale of the securities under Federal and State laws, including taxes and fees, accountants' and attorneys' fees. For the purposes of determining "Organization and Offering Expenses", any volume discounts that are given by the Selling Group Manager shall be deemed to be part of the selling commissions paid to brokers for selling the Shares.

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

     "Proceeds of Mortgage Prepayments, Sales and Insurance" shall mean receipts from Mortgage Prepayments, Sales or Insurance less the following:

     (i) the amount paid or to be paid in connection with or as an expense of such Mortgage Prepayments, Sales or Insurance; and

     (ii) the amount necessary for the payment of all of our debts and obligations including but not limited to fees to the Advisor or Affiliates and amounts, if any, required to be paid to, arising from or otherwise related to the particular Mortgage Prepayments, Sales or Insurance.

     "Qualified Plan" shall mean any qualified pension, profit sharing or other retirement plan (including a Keogh plan) and any trust, bank commingled trust fund for such a plan and any IRA.

     "REIT" shall mean a corporation or trust which qualifies as a real estate investment trust described in sections 856 through 860 of the Code (the "REIT Provisions").

     "REIT Taxable Income" shall mean the taxable income as computed for a corporation which is not a REIT, (1) without the deductions allowed by sections 241 through 247, 249 and 250 of the Code (relating generally to the deduction for dividends received); (2) excluding amounts equal to (a) the net income from foreclosure property, and (b) the net income derived form prohibited transactions; (3) deducting amounts equal to (x) any net loss derived from prohibited transactions, and (y) the tax imposed by section 857(b)(5) of the Code upon a failure to meet the 95% and/or the 75% gross income tests; and (4) disregarding the dividends paid, computed without regard to the amount of the net income from foreclosure property which is excluded from REIT Taxable Income.

     "Residential Mortgage" shall mean the first lien, fixed rate mortgages secured by single family residential property throughout the Unites States that we will invest in.

     "Roll-Up" shall mean a transaction involving the acquisition, merger, commission or consolidation either directly or indirectly of us and the issuance of securities of a Roll-Up Entity. Such term does not include:

     (i) a transaction involving our securities of that have been for at least 12 months listed on a national securities exchange or traded through the National Association of Securities Dealers Automated
Quotation Market System; or

     (ii) a transaction involving the conversion to corporate, trust or association form of only ourselves, if as a consequence of the transaction, there will be no significant adverse change in any of the following:

          (A) shareholders' voting rights;

          (B) our term and existence;

          (C) Sponsor or Advisor compensation; or

          (D) our investment objectives.

     "Roll-Up Entity" shall mean a partnership, real estate investment trust, corporation, trust or other entity that would be created or would survive after the successful completion of a proposed Roll-Up transaction.

     "Selling Group Manager" shall mean First Financial United Investments Ltd., L.L.P., the Selling Group Manager of the public offering of the Shares.

     "Shares" shall mean our shares of beneficial interest.

     "Selected Dealers" shall mean the dealer members of the National Association of Securities Dealers, Inc. that are designated by the Selling Group Manager to participate in the sale of the Shares.

     "Sponsor" shall mean any person directly or indirectly instrumental in organizing us, wholly or in part, or any Person who will control, manage or participate in our management and any Affiliate of such Person, but does not include (1) any person whose only relationship with us is that of an independent asset manager whose only compensation from us is as such, and
(2) wholly-independent third parties such as attorneys, accountants, and underwriters whose only compensation from us is for professional services.
A Person may also be deemed one of our Sponsors by: (1) taking the initiative, directly or indirectly, in founding or organizing our business or enterprise, either alone or in conjunction with one or more other Persons; (2) receiving a material participation in us in connection with the founding or organizing of our business, in consideration of the services or property, or both services and property; (3) having a substantial number of relationships and contacts with us; (4) possessing significant rights to control our Company properties; (5) receiving fees for providing services to us which are paid on a basis that is not customary in the industry; or (6) providing goods or services to us on a basis which was not negotiated at arms length with us.

     "Subordinated Incentive Fee" shall mean the fee paid to the Advisor pursuant to the Advisory Agreement. The Subordinated Incentive Fee shall be equal to 25% of the amount by which our Net Income for a year exceeds a 10% per annum non-compounded cumulative return on its Adjusted Contributions. For each year which it receives a Subordinated Incentive Fee, the Advisor shall also receive 5-year options to purchase 10,000 Shares at the initial offering price of $20 per share. See "Management - Summary of Advisory Agreement".

     "Tax-Exempt Entities" shall mean any investor that is exempt from federal income taxation, including without limitation a Qualified Plan, an endowment fund, or a charitable, religious, scientific or educational organization.

     "Total Operating Expenses" shall mean all of our operating, general, and administrative expenses as determined by generally accepted accounting principles, exclusive of the expenses of raising capital, interest payments, taxes, non-cash expenditures (i.e. depreciation, amortization, bad debt reserve), Acquisition Fees and other costs related directly to a specific Mortgage Investment by us, such as expenses for originating, acquiring, servicing or disposing of a Mortgage.

     "Trustees" shall mean our trustees.

     "UBTI" shall mean unrelated business taxable income as described in the Code.

ITEM 2. DESCRIPTION OF PROPERTY.

OFFICE LEASE

	We office inside SCMI's offices. Pursuant to an oral lease, we pay SCMI a monthly rent of $685 for those offices.

MORTGAGE INVESTMENTS

     Our primary investment policy is to purchase Mortgage Investments secured by single family homes. A significant portion of the home buying public is unable to qualify for government insured or guaranteed or conventional mortgage financing. Strict income ratios, credit record criteria, loan-to-value ratios, employment history and liquidity requirements serve to eliminate traditional financing alternatives for many working class home buyers. A large market of what are referred to as "B", "C", "D", and "DD" grade mortgage notes has been generated through utilization of non-conforming underwriting criteria for those borrowers who do not satisfy the underwriting requirements for government insured or guaranteed or conventional mortgage financing. Although there is no industry standard for the grading of those non-conforming loans, the grade is primarily based on the credit worthiness of the borrower. We acquire what we consider to be "B", "C" and "D" grade mortgage loans. Typically non-conforming notes bear interest at above market rates consistent with the perceived increased risk of default. In practice, non-conforming notes experience their highest percentage of default in the initial 12 months of the loan. We attempt to reduce the rate and expense of early payment defaults through the adherence to investment policies that require any person who sells us a note with a payment history of less than 12 months to replace or repurchase any non-performing note and reimburse us for any interest, escrows, foreclosure, eviction, and property maintenance costs. In addition to investing in residential mortgages and contracts for deed, we will also temporarily invest funds in Interim Mortgages which are loans of 12 months or less in term that are made to investors for the purchase, renovation and sale of single family homes. For more information regarding our investment policies, see "Investment Objectives and Policies" contained in Item 1 of this Form 10-KSB.

The following table sets forth certain information about our portfolio of Mortgage Investments in the aggregate as of the year's ended December 31, 1998 and 1997.

                                                  December 31,
                                             1998              1997
Residential Mortgages
Number                                        243                72
Interest rate                              11.46%            11.39%
Principal balance (1)                 $10,276,000        $2,824,000
Remaining term (1)                     326 Months        308 Months
Current yield (1)                          12.14%            12.20%
Investment-to-value ratio (1)(2)           83.50%            83.49%

Contracts for Deed
Number                                         30                 0
Interest rate                              11.49%                 0
Principal balance (1)                  $1,281,000                 0
Remaining term (1)                     348 Months                 0
Current yield (1)                          11.71%                 0
Investment-to-value ratio (1)(2)           89.30%                 0

Interim Mortgages
Number                                        102               30
Interest rate                              12.78%           16.75%
Principal balance (1)                  $3,285,000         $877,000
Remaining term (1)                    10.8 Months       9.7 Months
Current yield (1)                          13.04%           16.98%
Investment-to-value ratio (1)(2)              50%              46%

(1) These amounts were determined at the time the Mortgage Investments were purchased.

(2) The investment-to-value ratio is determined at the time a Mortgage Investment is bought and is determined by dividing the amount paid to buy that Mortgage Investment by the value of the underlying real estate that is security for that Mortgage Investment.

     As of December 31, 1998 we had 11 Mortgage Investments (representing 2.9% of our total portfolio) that were in default. The recourse provisions under which they were purchased covered all of those Mortgage Investments. As a result of the recourse provisions, we did not experience a loss of interest income because of the defaults.

     All of the properties that are security for the Residential Mortgages and Interim Mortgages are located in Texas. Each of the properties is adequately covered by a mortgagees title insurance policy and hazard insurance.

ITEM 3. LEGAL PROCEEDINGS.

     No information is required pursuant to this Item.

ITEM 4. SUBMISSION OF MATTERS TO THE VOTE OF SECURITY HOLDERS.

     No items were submitted to a vote of our shareholders during the fourth fiscal quarter.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is currently no established trading market for our Shares. Although we intend to seek to have our Shares listed on NASDAQ or an exchange after the sale of all of the Shares offered in our public offering, there can be no assurance that those efforts will be successful or that an established trading market for the Shares will develop.

     As of December 31, 1998, we had 734,271 Shares outstanding, held by 434 beneficial owners or 337 shareholders of record. Comparing periods, as of December 31, 1997, we had 202,508 Shares outstanding, held by 172 shareholders of record.

     We intend to continue to reinvest our Disposition Proceeds except to the extent they represent capital gains on loans purchased at a discount.
We intend to distribute substantially all of our taxable income with respect to each year (which does not ordinarily equal net income as calculated in accordance with GAAP) to our shareholders so as to comply with the REIT provisions of the Code. To the extent we have funds available, we will declare regular monthly dividends (unless the Trustees determine that monthly dividends are not feasible, in which case dividends would be paid quarterly). Any taxable income remaining after the distribution of the final regular monthly dividend each year will be distributed together with the first regular monthly dividend payment of the following taxable year or in a special dividend distributed prior thereto. The dividend policy is subject to revision at the discretion of the Board of Trustees. All Distributions will be made by us at the discretion of the Board of Trustees and will depend on the our taxable earnings, our financial condition, maintenance of REIT status and such other factors as the Board of Trustees deems relevant.

     Distributions to Shareholders will generally be subject to tax as ordinary income, although a portion of such Distributions may be designated by us as capital gain or may constitute a tax-free return of capital. We do not intend to declare dividends that would result in a return of capital. Any Distribution to Shareholders of income or capital assets from us will be accompanied by a written statement disclosing the source of the funds distributed. If, at the time of distribution, this information is not available, a written explanation of the relevant circumstances will accompany the Distribution and the written statement disclosing the source of the funds distributed will be sent to the Shareholders not later than 60 days after the close of the fiscal year in which the Distribution was made. In addition, we will annually furnish to each of our stockholders a statement setting forth Distributions paid during the preceding year and their characterization as ordinary income, capital gains, or return of capital.

     We began making distributions to our shareholders on September 29, 1997. Monthly distributions have continued each month thereafter. Distributions for the year ended December 31, 1998 and December 31, 1997 resulted in an annualized rate of return for Shareholders of 10.3% and 10.2%, respectively.

The following table shows the dividends per Share that have been paid by us since that date.


Month                 Dividend          Annual Rate
                      Per Share          of Return
September 1997        $ 0.1688            10.13%
October 1997          $ 0.1791            10.75%
November 1997         $ 0.1667            10.00%
December 1997         $ 0.1667            10.00%
January 1998          $ 0.1669            10.01%
February 1998         $ 0.1668            10.01%
March 1998            $ 0.1750            10.50%
April 1998            $ 0.1850            11.10%
May 1998              $ 0.1750            10.50%
June 1998             $ 0.1780            10.68%
July 1998             $ 0.1667            10.00%
August 1998           $ 0.1667            10.00%
September 1998        $ 0.1667            10.00%
October 1998          $ 0.1690            10.14%
November 1998         $ 0.1690            10.14%
December 1998         $ 0.1680            10.08%


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE
COMPANY

     The following table sets forth certain information about the Mortgage Investments that we purchased during the periods set forth below.

                                                Years Ended
                                                December 31,
                                            1998           1997

Residential Mortgages
Purchase Price                          $ 7,058,000    $2,608,000
Total Number                                    171            71
Number Purchased From Affiliates                125            62
Number Purchased From Other Sources              46             9
Interest Rate                                11.48%        11.38%
Aggregate Principal Balance             $ 7,452,000    $2,794,000
Average Principal Balance                   $43,600       $39,400
Remaining Term (1)                       333 months    308 months
Current Yield (1)                            12.12%        12.20%
Purchase Price/ Principal Balance (1)        94.71%        93.33%
Investment to Value Ratio (1)(2)             83.61%        83.53%

Contracts for Deed
Purchase Price                           $1,257,000             0
Total Number                                     30             0
Number Purchased From Affiliates                  7             0
Number Purchased From Other Sources              23             0
Interest Rate                                11.49%             0
Aggregate Principal Balance              $1,281,000             0
Average Principal Balance                   $42,700             0
Remaining Term (1)                              348             0
Current Yield (1)                            11.71%             0
Purchase Price/ Principal Balance (1)        98.12%             0
Investment to Value Ratio (1)(2)             89.34%             0

Interim Mortgages
Purchase Price                           $3,285,000    $  877,000
Total Number Participated In                    227            32
Balance at Year End                             102            30
Number Purchased From Affiliates                227            32
Number Purchased From Other Sources               0             0
Interest Rate at year-end                    12.78%        16.75%
Remaining Term (1)                      10.8 Months   9.7  months
Current Yield at year-end(1)                 13.04%        16.98%
Purchase Price/ Principal Balance (1)          100%          100%
Investment to Value Ratio (1)(2)                46%           50%

(1) These amounts were determined at the time the Mortgage Investments were purchased.

(2) The Investment to Value ratio is determined at the time a Mortgage Investment is acquired and is determined by dividing the amount paid to acquire that Mortgage Investment by the value of the underlying real estate that is security for that Mortgage Investment.

RESULTS OF OPERATIONS - THE YEARS ENDED DECEMBER 31, 1998 AND 1997

     We were formed on July 12, 1996, however our business operations commenced in March 1997 when the Securities and Exchange Commission issued our order of registration for our initial public offering of Shares.

     During 1998, we purchased 171 Residential Mortgages with an aggregate unpaid principal balance of $7,452,000, as of the purchase dates of the loans, for a discounted price of $7,058,000. One hundred twenty-five of the Residential Mortgages were purchased from SCMI and 46 were purchased from unaffiliated third parties. The Residential Mortgages had a blended annual interest rate of 11.48%, a current annual yield of 12.12%, and an investment-to-value ratio of 83.6% (the amount paid by us to purchase a Mortgage Investment divided by the value of the real estate that is the security for that Mortgage Investment.) On average, the Residential Mortgages acquired in 1998 had an unpaid principal balance of $43,600, a term remaining of 333 months, and were purchased at a discount from face value for 94.7% of the outstanding principal balance of the Mortgages as of their purchase dates. This compares to 1997, during which we purchased 71 Residential Mortgages with an aggregate unpaid principal balance of $2,794,000, as of the dates of purchase, for a discounted price of $2,608,000. Sixty-two of the Residential Mortgages were purchased from SCMI and 9 were purchased from unaffiliated third parties. The Residential Mortgages had a blended annual interest rate of 11.38%, a current annual yield of 12.20%, and an investment-to-value ratio of 83.5% (the amount paid by us to purchase a Mortgage Investment divided by the value of the real estate that is the security for that Mortgage Investment.) The average Residential Mortgage acquired in 1997 had an unpaid principal balance of $39,400, a term remaining of 308 months, and was purchased at a discount from face value for 93.3% of the unpaid principal balance of the Mortgages as of the purchase dates.

    During 1998, we purchase 30 Contracts for Deed with an aggregate unpaid principal balance of $1,281,000, as of the dates of purchase, for a discounted price of $1,257,000. Seven of the Contracts for Deed were purchased from SCMI and 23 were purchased from unaffiliated third parties. The Contracts for Deed had a blended annual interest rate of 11.49%, a current annual yield of 11.71%, and an investment-to-value ratio of 89.3% (the amount paid by us to purchase a Mortgage Investment divided by the value of the real estate that is the security for that Mortgage Investment.) The average Contract for Deed had an unpaid principal balance of $42,700, a term remaining of 348 months, was purchased at a discount from face value for 98.1% of the unpaid principal balance of the Mortgages as of the purchase dates. We did not acquire Contracts for Deed in 1997.

     As of December 31, 1998, our mortgage portfolio in the aggregate consisted of 243 Residential Mortgages and 30 Contracts for Deed. As of the dates of purchase, the portfolio had an unpaid principal balance of $11,557,000, and was purchased for a discounted price of $10,950,000 (94.75% of the unpaid principal balance). One hundred ninety-five of the loans were purchased from SCMI and 78 were purchased from unaffiliated third parties. The average loan in the portfolio had an interest rate of 11.46%, an unpaid principal balance of $42,300, a term remaining of 328 months, and a current annual yield of 12.09%, and an investment-to-value ratio of 84.1% (the amount paid by us to purchase a Mortgage Investment divided by the value of the real estate that is the security for that Mortgage Investment.)

     In 1998 we participated in 227 Interim Mortgages. During the year 125 were paid in full and 102 remained active at December 31, 1998. As of year-end we had $3,285,000 invested in active interim loans. The Interim Mortgages had a blended annual interest rate of 12.78%, a term remaining of
10.8 months and an annual current yield of 13.04%. The loan-to-value ratio of the portfolio did not exceed 50% (the face value of the real estate that is the security for that investment.) In 1997 we invested in 32 Interim Mortgages. During the year, two were paid in full and 30 remained active at year-end. At December 31, 1997 we had $877,000 in active Interim Mortgages. They had a blended annual interest rate of 16.75%, a term remaining of 9.7 months and an annual current yield of 16.98%. The loan-to-value ratio of the portfolio did not exceed 50%.

     All of the properties that are security for the Residential Mortgages and Interim Mortgages were located in Texas. Each of the properties was adequately covered by a mortgagee title insurance policy and hazard insurance.

     Our Mortgage Investments generated $1,131,154 and $172,027 of total revenues in 1998 and 1997, respectively. The increase in revenues for 1998 was attributed to the significant increase in Mortgage Investments we purchased using Net Offering Proceeds derived from the sale of our Shares during 1998. The sale of 531,763 of our Shares in 1998 compared to 192,508 in 1997 generated Net Offering Proceeds of $9,512,292 in 1998 compared with $3,444,989 in 1997. Expenses of $314,901 in 1998 were offset by reimbursement from the Advisor to us of $200,282. Expenses of $122,556 in 1997 were offset by reimbursement from the Advisor of $105,212 for 1997 and an additional $44,917 as reimbursement for a portion of the 1996 overhead expenses. The increase in expenses from 1997 to 1998 was attributed to a dramatic increase in operating activities during a full year of operations, including the legal and accounting costs to our financial statements and to comply with state and federal reporting requirements, and the costs of printing quarterly and annual reports to our Shareholders. Overhead expense reimbursement from our Advisor commenced when we entered into a Funding Agreement which provides that the Advisor will fund all of our general and administrative expenses. In turn, we will contribute to the Advisor, as a contribution to the Advisor's overhead costs, on a monthly basis, an amount equal to one-half of 1% of our Average Invested Assets for the immediately preceding month. Our total contributions to the Advisor shall not exceed the lesser of (a) the total of general and administrative expenses funded by the Advisor, or (b) an amount equal to the maximum allowable Total Operating Expenses under the Declaration of Trust. The result of increased revenues less net expenses was net income of $1,016,535 for the year ended December 31, 1998 and $199,600 for the year ended December 31, 1997. Earnings per share were $2.12 for 1998 and $2.66 for 1997.

     As of December 31, 1998 we had 11 Mortgage Investments (representing 2.9% of our total portfolio) that were in default. The recourse provisions under which they were purchased covered all of those Mortgage Investments. As a result of the recourse provisions, we did not experience a loss of interest income because of the defaults.

    During the year ended December 31, 1998, we paid total dividends of $2.05 per share. By comparison, during 1997, we paid total dividends of $0.85 per Share.

CAPITAL RESOURCES AND LIQUIDITY

     We utilize funds available from the sale of Shares and funds available on our bank lines of credit for the purchase of Mortgage Investments.
During 1998 we sold 531,763 Shares resulting in Gross Offering Proceeds of $10,635,260 and Net Offering Proceeds (after the deduction of selling commissions and fees) of $9,512,292 (89.4% of gross proceeds). This compares to 192,508 Shares sold during 1997, resulting in Gross Offering Proceeds of $3,850,160 and Net Offering Proceeds of $3,444,989 (89.5% of gross proceeds). As of December 31, 1998, we have sold to the public a total of 724,271 Shares for Gross Offering Proceeds of $14,485,420 and Net Offering Proceeds to us (after the deduction of selling commissions and fees) of $12,955,786 (89.4% of gross proceeds).

     On March 27, 1998 we renewed and increased our Revolving Loan Agreement (the "Loan Agreement") with our lending bank wherein we can borrow up to $500,000 on a revolving basis for a term of one year from the date of the Agreement. Interest on the outstanding principal balance of the loan is paid monthly at a varying rate per annum, which is one and one-half percent (1-1/2%) in excess of that bank's prime rate of interest. The outstanding balance of the line of credit at December 31, 1998 was $389,000. We use the line of credit to purchase Mortgage Investments prior to the receipt of funds from the next Interim Closing of the sale of Shares.

     On October 28, 1998 we entered into a Revolving Loan Agreement (the "Legacy Agreement") with Legacy Bank of Texas, a Texas State Bank ("Legacy"), wherein we can borrow up to $1,500,000 on a revolving basis for a term of one year from the date of the Legacy Agreement. Interest on the outstanding principal balance of the loan is paid monthly at a varying rate per annum which is one and one-half percent (1-1/2%) above the "Wall Street Journal Prime" rate of interest. As security for the prompt satisfaction of all obligations of the Legacy Agreement, we have pledged through collateral assignment $3,000,000 of residential mortgages. As of December 31, 1998 the outstanding balance on the Legacy line of credit was $1,095,308. We use the line of credit to purchase Mortgage Investments prior to the receipt of funds from the next Interim Closing of the sale of Shares.

     We have expanded the selling group to total eight broker/dealers, in addition to the Selling Group Manager, First Financial United Investments Ltd., L.L.P. We will continue to expand the selling group and register the shares in additional states as deemed appropriate by management.

     We are producing, and plan to continue producing, net interest income on our mortgage portfolio while maintaining strict cost controls in order to generate net income for monthly distribution to our shareholders.

     We operate, and plan to continue to operate, in a manner that will permit us to qualify as a REIT for federal income tax purposes. As a result of REIT status, we are permitted to deduct distributions to shareholders, thereby effectively eliminating the "double taxation" that generally results when a corporation earns income and distributes that income to stockholders in the form of dividends.

YEAR 2000 ISSUES

Certain computer programs and embedded logic devices that utilize two digit rather than four to define the applicable year may fail to properly recognize date sensitive information when the year changes to 2000 (the "Year 2000 Issue").

We are conducting a comprehensive review to determine if the Year 2000 Issue will affect our computer system. We currently believe that we do not face "legacy" computer systems and software issues because we commenced operations within the past five years. Thus, we do not anticipate incurring internal Year 2000 Issue costs that would be material to our financial position, results of operations, or cash flows in future periods. Through December 31, 1998, we incurred less than $1,000 of expenses in connection with our review of the Year 2000 Issue.

There can be no assurance, however, that our lenders, custodians, loan servicers, vendors, clients and other third-party partners (collectively, "Contract Parties") will resolve their own Year 2000 Issues in a timely manner, or that any failure by these contract Parties to resolve such issues would not have an adverse effect on our operations and financial condition. Each Contract Party is in turn subject to the Year 2000 Issues of various third parties with which it does business, making our exposure to the noncompliance of any Contract Party difficult to assess. We believe we are devoting the necessary resources to address all of the Year 2000 Issues over which we have control. With respect to the Year 2000 Issues of Contract Parties, over which we have no control, our contingency plan is to identify replacement vendors, where possible.


ITEM 7. FINANCIAL STATEMENTS.


                                UNITED MORTGAGE TRUST

                             INDEX TO FINANCIAL STATEMENTS


                                                                       Page

Independent Auditors' Report                                            56

Balance Sheets as of December 31, 1998 and 1997                         57

Statements of Income
     Year Ended December 31, 1998 and 1997                              58

Statements of Changes in Shareholders' Equity
     Year Ended December 31, 1998 and 1997                              59

Statements of Cash Flows
     Year Ended December 31, 1998 and 1997                              60

Notes to Financial Statements                                           61



INDEPENDENT AUDITORS' REPORT


Board of Trustees
United Mortgage Trust

      We have audited the accompanying balance sheets of United Mortgage Trust as of December 31, 1998 and 1997, and the related statements of income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Mortgage Trust as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended are in conformity with generally accepted accounting principles.


                                       Jackson & Rhodes P.C.

Dallas, Texas
March 5, 1999


UNITED MORTGAGE TRUST
BALANCE SHEETS (Audited)
For the Years Ending
December 31, 1998 and 1997
                                                    December 31,
                                               1998            1997
ASSETS
Cash                                       $    58,054      $      248
Investment in residential mortgages
and contracts for deed                      11,159,863       2,722,036
Interim mortgages                            3,285,023         877,275
Accrued interest receivable                    133,478          38,746
Receivable from affiliate (Note 5)              15,185          12,116
Equipment, less accumulated depreciation
     of $1,256 and $736, respectively            1,986           1,850
Other assets                                     5,350           2,337
                                           -----------      ----------
Total Assets                               $14,658,939      $3,654,608
                                           -----------      ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Lines of credit (Note 3)                 $ 1,484,308      $  138,000
  Dividend payable                             121,164          33,799
  Accounts payable & accrued
      liabilities                                1,519             883
                                           -----------      ----------
      Total Liabilities                    $ 1,606,991      $  172,682
                                           -----------      ----------
Commitments and contingencies (Note 6)

Shareholders' equity:
  Shares of beneficial interest; $.01 par
    Value; 100,000,000 shares authorized
    734,271 and 202,508 shares
    outstanding                            $     7,343      $    2,025
  Additional paid-in capital                12,974,938       3,467,964
  Retained earnings                             69,667          11,937
                                           -----------      ----------
      Total Shareholders' Equity           $13,051,948      $3,481,926
                                           -----------      ----------
Total                                      $14,658,939      $3,654,608
                                           -----------      ----------

See accompanying notes to financial statements.

UNITED MORTGAGE TRUST
STATEMENTS OF INCOME (Audited)
For the Years Ended
December 31, 1998 and 1997
                                            December 31,
                                      1998               1997
Revenues:
Interest income                      $1,131,154         $172,027
Expenses:                            ----------         --------
  Salaries and wages                     67,361           62,198
  General and administrative            203,963           52,554
  Interest expense                       43,577            7,804
  Expense reimbursement from
    affiliate (Note 5)                 (200,282)        (150,129)
                                     ----------         --------
                                        114,619           27,573
                                     ----------         --------

Net income                           $1,016,535         $199,600
                                     ----------         --------

Net income per share of
  beneficial interest                     $2.12            $2.66
                                     ----------         --------
Weighted average shares
  outstanding                           480,057           75,089
                                     ----------         --------

See accompanying notes to financial statements.

UNITED MORTGAGE TRUST
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Audited)
For the Years Ending
December 31, 1998 and 1997
                                  Shares of          Additional    Retained
                              Beneficial Interest      Paid-in     Earnings
                              Shares      Amount       Capital     (Deficit)      Total
                              ------------------     ----------    ---------  -----------
Balance, Dec 31, 1996          10,000    $  100    $   199,900   $  (47,004)  $   152,996

Proceeds from shares issued   192,508     1,925      3,443,064         --       3,444,989
Offering costs                   --         --        (175,000)        --        (175,000)
Dividends ($.85 per share)       --         --           --        (140,659)     (140,659)
Net income                                                          199,600       199,600
                              -------    ------    -----------   ----------   -----------
Balance, Dec 31, 1997         202,508     2,025      3,467,964       11,937     3,481,926

Proceeds from shares issued   531,763     5,318      9,506,974         --       9,512,292
Dividends ($2.05 per share)      --         --           --        (958,805)     (958,805)
Net income                       --         --           --       1,016,535     1,016,535
                              -------    ------    -----------   ----------   -----------
Balance, Dec 31, 1998         734,271    $7,343    $12,974,938   $   69,667   $13,051,948
                              -------    ------    -----------   ----------   -----------

See accompanying notes to financial statements.

UNITED MORTGAGE TRUST
STATEMENTS OF CASH FLOWS (Audited)
For the Years Ending
December 31, 1998 and 1997

                                                      December 31,
                                                  1998            1997
Cash flow from operating activities:
  Net income                                 $  1,016,535     $   199,600
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                 1,257             700
      Amortization of discount on
        mortgage investments                      (55,864)        (10,277)
      Accrued interest receivable                 (94,732)        (38,609)
      Other assets                                 (3,750)         (1,600)
      Accounts payable and other liabilities       88,001          16,806
          Net cash provided by operating     ------------     -----------
          activities:                             951,447         166,620
                                             ------------     -----------
Cash flow from investing activities:
  Investment in residential mortgages and
    contracts for deed                         (8,344,441)     (2,607,692)
  Principal receipts on residential
    mortgages and contracts for deed              223,063           6,538
  Investment in interim mortgages              (6,755,077)       (877,275)
  Principal receipts on interim
    mortgages                                   4,347,329            --
  Loan acquisition costs                         (260,585)        (82,771)
  Purchase of equipment                              (656)           --
          Net cash used in investing         -------------    -----------
          activities:                         (10,790,367)     (3,561,200)
                                             -------------    -----------
Cash flow from financing activities:
  Proceeds from issuance of shares of
    beneficial interest                         9,512,292       3,444,989
  Offering costs                                     --           (48,437)
  Net borrowings on lines of credit             1,346,308         138,000
  Receivable from affiliate                        (3,069)        (12,116)
  Dividends                                      (958,805)       (140,659)
          Net cash provided by financing     ------------     -----------
          activities:                           9,896,726       3,381,777
                                             ------------     -----------
Net increase (decrease) in cash                    57,806         (12,803)

Cash at beginning of year                             248          13,051
                                             ------------     -----------
Cash at end of period                        $     58,054     $       248
                                             ------------     -----------
Interest paid                                $     43,577     $     7,804
                                             ------------     -----------

See accompanying note to financial statements.

                               UNITED MORTGAGE TRUST
                            Notes to Financial Statements
                             December 31, 1998 and 1997

1. Description of Business

   The Company

United Mortgage Trust (the "Company") is a Maryland real estate investment trust which intends to continue to qualify as a real estate investment trust (a "REIT") under federal income tax laws. The Advisor to the Company is a shareholder, Mortgage Trust Advisors, Inc. (the "Advisor"), a Texas corporation. The Company invests in first lien, fixed rate Mortgage Investments secured by single family residential property throughout the United States. Such loans are originated by others to the Company's specifications or to specification approved by the Company. Most, if not all, of such loans are not insured or guaranteed by a federally owned or guaranteed mortgage agency.

The Company is currently offering up to 2,500,000 shares in a public offering at an offering price of $20 per share. After December 31, 1998 and as of March 1, 1999, the Company had sold an additional 37,419 shares aggregating net proceeds of $669,675.

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

   Residential Mortgages, Contracts for Deed and Interim Mortgages

Residential mortgages, Contracts for Deed and Interim Mortgages are recorded at the lower of cost or estimated net realizable value, net of discounts and including loan acquisition costs. The Mortgage Investments are collateralized by real property owned by the borrowers. Loan acquisition fees are incurred when we purchase Residential Mortgages and Contracts for Deed but not when it purchases Interim Mortgages. Loan acquisition fees and discounts on the notes are amortized using the interest method over the estimated life of the mortgages (5-1/2 years). Unamortized discount amounted to $434,029 and $170,088 at December 31, 1998 and 1997, respectively. Unamortized loan acquisition costs were $251,893 and $74,082 at December 31, 1998 and 1997, respectively.

   Office Equipment

Office Equipment is recorded at cost and depreciated by the straight-line method over the five-year expected useful lives of the assets. Expenditures for normal maintenance and repairs are charged to income, and significant improvements are capitalized.

   Income Taxes

The Company intends to continue to qualify as a REIT under the Internal
Revenue Code of 1986 as amended (the "Code").   A REIT is generally not
subject to federal income tax on that portion of its REIT taxable income ("Taxable Income") which is distributed to its shareholders provided that at least 95% of Taxable Income is distributed. No provision for taxes will be made in the financial statements, as we believe we are in compliance with the Code.

   Basic Earnings Per Share

In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings Per Shares ("SFAS 128"). SFAS 128 provides a different method of calculating earnings per share than was formerly used in APB Opinion 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share include no dilution and are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could share in the earning of the company. The Company was required to adopt this standard in the fourth quarter of calendar 1997. Because the Company's potential dilutive securities are not dilutive, the accompanying presentation is only the basic earnings per share.

3. Lines of Credit

The Company has a $500,000 line of credit maturing on March 27, 1999, that is collateralized with the assignment of certain Residential Mortgages. Interest is calculated at 1-1/2 per cent above the bank's prime interest rate, which translated to a 9.25% rate at year-end. The Company has an additional $1,500,000 line of credit maturing on October 28, 1999, that is collateralized with the assignment of certain Residential Mortgages. Interest is calculated at 1-1/2 per cent above the bank's prime interest rate, which translated to a 9.25% rate at year-end.

4. Employment Contract/Stock Options

The Company has entered into an employment agreement with its Chairperson which provides for a salary plus a bonus equal to 25% multiplied by the amount which the Company's administrative expenses fall below the approved administrative budget. The Chairperson has received options to purchase 2,500 shares of the Company stock at $20 per share. The Chairperson also will receive, at the end of each year of service for five years, additional options to purchase 2,500 shares of the Company's stock at $20 per share.

For each year in which they serve, each Trustee of the Company also receives 5-year options to purchase 2,500 shares of the Company's stock at $20 per share. Following is a summary of the option transactions for 1998 and 1997:

1998            1997
Outstanding at beginning of year           10,000              --

   Granted                                 10,000           10,000
   Expired                                     --               --
   Exercised                                   --               --
Outstanding at end of year                 20,000           10,000

Exercisable at end of year                 20,000           10,000

Exercise price per share                   $20.00           $20.00

In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under fair value based method, compensation cost is measured at the grant date based on the value of the award. However, SFAS 123 also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees."

Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Entities electing to continue to follow the accounting method provided in APB Opinion 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The pro forma disclosure requirements are effective for financial statements for fiscal years beginning after December 15, 1995. The Company has elected to measure compensation cost, including options issued, under APB Opinion 25.

5. Related Party Transactions

The Company purchased Residential Mortgages and Contracts for Deed from South Central Mortgage, Inc., a related party, and from unaffiliated third parties. The unpaid principal balance of the Residential Mortgages and Contracts for Deed purchased from South Central Mortgage, Inc. was $5,746,000 and $2,440,000 for the years ended December 31, 1998 and 1997, respectively. The Company has also entered into a Mortgage Servicing Agreement with South Central Mortgage, Inc., incurring service fees of $32,341 and $3,834 during 1998 and 1997, respectively. The Company also paid acquisition fees to the Advisor of $260,585 and $82,771 during 1998 and 1997, respectively.

In 1997, the Company entered into a Funding Agreement with the Advisor whereby the Advisor agreed to fund the Company's general and administrative expenses. In consideration of the agreement, the Company will contribute to the Advisor, as a contribution to the Advisor's overhead on a monthly basis, an amount equal to .5% (one-half of one percent) of the Company's average invested assets for the immediately preceding month. Expense reimbursements for 1998 and 1997 were $200,282 and $105,212, respectively. A similar agreement applied to the 1996 period and $44,917 of the additional expense reimbursement in 1997 related to 1996 expenses.

The Company leases its office space for $685 per month from an affiliate under terms of a month-to-month lease. Rent expense amounted to $7,101 and $3,540 for the years ended December 31, 1998 and 1997.

6. Commitments and Contingencies

   Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk are primarily temporary cash investments and mortgage notes receivable. The Company places its temporary cash investments with major financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. The majority of all residential mortgages and contracts for deed receivable are "Sub-Prime, B and C Grade" notes secured by single family homes, principally in the Dallas/Fort Worth and Houston Metropolitan areas.

   Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies.

The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents, receivables and accounts payable approximate carrying value due to the short-term maturity of the instruments. The fair value of mortgage investments approximates carrying value based on their effective interest rates compared to current market rates.

7. New Accounting Pronouncements

   SFAS 129

Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"), effective for periods ending after December 15, 1997, establishes standards for disclosing information about an entity's capital structure. SFAS 129 requires disclosure of the pertinent rights and privileges of various securities outstanding (stock, option, warrants, preferred stock, debt and participating rights) including dividend and liquidation preferences, participant rights, call prices and dates, conversion or exercise prices and redemption requirements. Adoption of SFAS 129 has had no effect on the Company as it currently discloses the information specified.

   SFAS 130

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Results of operations and financial position are unaffected by implementation of this new standard.

   SFAS 131

SFAS 131, "Disclosure about Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requirements of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This accounting pronouncement will not have an effect on the Company's financial statements, since the Company only operates in one segment of business, investing in Mortgage Investments.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     We have not had any changes in our accountants or any disagreements with our accountants that are required to be disclosed pursuant to this item.

                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The Trustees are responsible for the overall management and control of our business. The Trustees employ our President to act as Administrator to manage our day-to-day operations and have retained the Advisor to use its best efforts to seek out and present to us suitable and a sufficient number of investment opportunities which are consistent with our investment policies and objectives. We may acquire Mortgage Investments from SCMI and will utilize the services of SCMI to service some or all of our Mortgages Investments.

     Our Declaration of Trust provides for not less than three nor more than nine Trustees, a majority of whom must be Independent Trustees, except for a period of 60 days after the death, removal or resignation of an Independent Trustee. Each Trustee will serve for a one year term. There are currently five Trustees, three of whom are Independent Trustees.

OUR TRUSTEES AND OFFICERS

     Our Trustees and officers are as follows:

Name                               Age         Offices Held
Christine "Cricket" Griffin        46          Trustee, Chairman of the Board
                                                 and President
Richard D. O'Connor, Jr.           44          Trustee
Paul R. Guernsey                   48          Independent Trustee
Douglas R. Evans                   53          Independent Trustee
Michele A. Cadwell                 47          Independent Trustee

     Christine "Cricket" Griffin has been our President and a Trustee since July 1996. From June 1995 until July 1996, Ms. Griffin served as Chief Financial Officer of SCMI, a Texas based mortgage banking firm that is an Affiliate of the Advisor and that sells Mortgages and provides mortgage servicing services to us. Her responsibilities at SCMI included day to day bookkeeping through financial statement preparation, mortgage warehouse lines administration, and investor communications and reporting. Additionally, Ms. Griffin was responsible for researching and implementing a note servicing system for SCMI and its subservicer. Before joining SCMI, Ms. Griffin was Vice President of Woodbine Petroleum, Inc., a publicly traded oil and gas company for 10 years, during which time her responsibilities included regulatory reporting, shareholder relations, and audit supervision. Ms. Griffin is a 1978 graduate of George Mason University, Virginia with a Bachelor of Arts degree, summa cum laude, in Politics and Government.

     Richard D. O'Connor, Jr. has been one of our Trustees since July 1996 and, prior to August 1997 was one of our Independent Trustees. In 1998 Mr. O'Connor became a shareholder of Stollenwerck, Moore & Silverberg, P.C., a Dallas law firm. From 1993 to 1998, Mr. O'Connor practiced law as a sole practitioner specializing in the areas of real estate, business and contract law. Between 1985 and 1993, Mr. O'Connor was a partner with the Dallas law firm of Scoggins, O'Connor and Blanscet. Between 1989 and 1993, Mr. O'Connor was an attorney in the real estate department of J.C. Penney Corporation. Mr. O'Connor received a Bachelor of Business Administration degree from the University of Texas at Austin in 1976, and a J.D. degree from the University of Houston in 1978. Mr. O'Connor has been Board Certified in Commercial Real Estate law by the Texas Board of Legal Specialization since 1987.

     Paul R. Guernsey has been one of our Independent Trustees since July 1996. Since 1993 Mr. Guernsey has been a Partner and Chief Financial Officer of The Hartnett Group, Ltd. and related companies. These companies invest primarily in the financial markets, income and non-income producing real estate development, and residential mortgage loans. From 1991 through 1993 Mr. Guernsey was Chief Financial Officer of American Financial Network, Inc. a public company which operated a computerized loan origination network, seven residential mortgage brokerage companies, and a wholesale mortgage brokerage operation. From 1987 through 1991, he was Chief Financial Officer and then Vice President of operations for Discovery Learning Centers, Inc., a chain of childcare centers. From 1986 to 1987, he worked with James Grant & Associates, a Dallas based merchant banking firm. From 1973 through 1985, he served in the audit, tax and management services departments of both a regional CPA firm, and as a partner of a local firm in Michigan. Mr. Guernsey graduated with a Bachelors Degree in Business (Accounting) from Ferris State University, Michigan in 1973 and is a member of the American Institute of CPA's and Texas Society of CPA's.

     Douglas R. Evans has been one of our Independent Trustees since July 1996. Since February 1995, Mr. Evans has been a Principal of PetroCap, Inc., a firm that provides investment and merchant banking services to a variety of clients active in the oil and gas industry. From 1987 until February 1995, Mr. Evans was President and Chief Executive Officer of Woodbine Petroleum, Inc., which was a publicly traded oil and gas company until it was taken private through a merger in September 1992. As part of his responsibilities at Woodbine, Mr. Evans managed and negotiated the sale of the parent company's REIT portfolio including mortgages and real property. Mr. Evans has been a licensed real estate broker in Texas since 1979 and a licensed real estate agent since 1976. Mr. Evans received an MBA from Southern Methodist University in 1972 and a Bachelors of Arts degree from the University of North Carolina in 1967.

     Michele A. Cadwell has been one of our Independent Trustees since August 1997. Ms. Cadwell is an attorney who has worked in the oil and gas industry since 1980. Since 1998, Ms. Cadwell has been Manager - Onshore Land Operations with EEX Corp. Her primary responsibilities include drafting and negotiating exploration and marketing agreements, analysis of legislation and regulatory proposals, researching complex mineral titles, organization and management of non-core property divestitures, settlement of land owner disputes and advising and testifying on matters before the Oklahoma Corporation Commission. From 1980 until 1998 she was employed with Enserch Exploration, Inc. as Senior Land Representative. Ms. Cadwell is a 1974 graduate of the University of Oklahoma with a Bachelors of Arts Degree in English and a Juris Doctor Degree in 1978. She is admitted to both the Oklahoma and Texas bars.

THE ADMINISTRATOR

     We are self-administered with our President acting as Administrator and managing our day-to-day operations, subject to the supervision of our Board of Trustees. The Administrator, Christine "Cricket" Griffin, is our President and one of our Trustees.

THE ADVISOR

     Our Advisor is Mortgage Trust Advisors, Inc., a Texas corporation. The Advisor has been retained to use its best efforts to seek out and present to us, whether through its own efforts or those of third parties retained by it, suitable and a sufficient number of investment opportunities which are consistent with our investment policies and objectives and consistent with such investment programs as the Trustees may adopt from time to time in conformity with the Declaration of Trust. The services of the Advisor include managing our Company's development of investment guidelines, overseeing servicing, negotiating purchases of loans and overseeing the acquisition or disposition of investments, and managing our assets.

     The directors and officers of the Advisor are set forth below. These officers of the Advisor may also provide services to us on behalf of the Advisor.

Name                          Age          Offices Held
Todd Etter                    48           President
Timothy J. Kopacka            39           Vice President/Secretary
James P. Hollis               58           Vice President
Dan H. Hill                   48           Vice President/Treasurer

     Todd Etter is a 1972 graduate of Michigan State University. Since 1992 Mr. Etter has been President of South Central Mortgage, Inc. ("SCMI"), a Dallas based mortgage banking firm that he founded. From 1987 to 1992, Mr. Etter served as President of South Central Financial Group, a Dallas based investment banking firm. From 1980 through 1987, Mr. Etter was President of South Central Securities, a NASD member firm Broker-Dealer that he founded.
 From 1972 through 1979, he was Vice President of Crawford, Etter and Associates, a developer, builder and marketer of residential properties.

     Timothy J. Kopacka, a Certified Public Accountant, received a Bachelors of Arts degree in Accounting and Finance from Michigan State University. He is a member of the Michigan Association of CPA's, the Hawaii Association of Public Accountants and the American Institute of CPA's. Since 1984, he has been President of Kopacka & Associates, Inc., dba Grosse Pointe Financial, a financial advisory firm. From 1980 to 1983, he was employed with Deloitte, Haskins & Sells, an international accounting and consulting firm. From 1983 through 1986, Mr. Kopacka was Chief Financial Officer for Federal Tax Workshops, Inc., an educational and consulting firm for CPA's. From 1987 to 1990, he served as Vice President of Marketing and Operations for Kemper Financial Services in their retirement plans division.

     James P. Hollis is a Chartered Life Underwriter (CLU) and a Fellow, Life Management Institute (FLMI) in pension planning. Mr. Hollis has a business degree from Chattanooga State College, Tennessee. Since 1995, he has been Vice President and Secretary for First Financial USA, Inc. ("FFUSA"), a financial products marketing company with offices in Houston, Texas and Melbourne, Florida. Mr. Hollis is the sole proprietor of First Financial USA - Florida, a financial products marketing company within the state of Florida. He is an Advisor to SAFECO's Life's President Advisory Board. Mr. Hollis is a Brokerage General Agent for the following life insurance companies: SAFECO Life Insurance Company, Fidelity & Guaranty Life Insurance Company, Philadelphia Life Insurance Company, General Electric Capital Assurance Company, Physicians Life Insurance Company, Jefferson Pilot Life Insurance Company and United Life & Annuity Insurance Company.
He also represents several other life insurance companies in a "recruiting" capacity. Mr. Hollis is a registered representative in the securities industry and holds Series 7, 24 and 63 licenses.

     Dan H. Hill has a Bachelor of Business Administration degree in accounting. Mr. Hill is currently licensed as an insurance general agent, a securities principal and a Texas real estate broker. In 1998, Mr. Hill began First Financial United Management, Inc. as a Registered Investment Advisor to provide investment advice and fee based financial planning services. Since 1995, Mr. Hill has been President of First Financial USA, Inc., a national financial products marketing company. Mr. Hill is also President of H&H Services, Inc., the general partner of First Financial United Investments Ltd., L.L.P., a broker-dealer and Selling Group Manager. In Addition, he owns First Financial Management Group, a financial planning firm specializing in the small business market. Since 1978, he has been actively involved in the financial services industry, including accounting, insurance, real estate and securities. Prior to that he was a corporate accountant for several Halliburton companies.


SUMMARY OF THE ADVISORY AGREEMENT

With the approval of our Trustees, including all of the Independent Trustees, we entered into a contract with the Advisor (the "Advisory Agreement") under which the Advisor is obligated to use its best efforts to develop and present to us, whether through its own efforts or those of third parties retained by it, a sufficient number of suitable investment opportunities which are consistent with our investment policies and objectives and also consistent with any investment programs that the Trustees may adopt from time to time in conformity with the Declaration of Trust. Although the Trustees have continuing exclusive authority over our management, the conduct of our affairs and the management and disposition of our assets, the Trustees have initially delegated to the Advisor, subject to the supervision and review of the Trustees and consistent with the provisions of our Declaration of Trust, the power and duty to: (1) develop underwriting criteria and a model for our investment portfolio; (2) acquire, retain or sell Mortgage Investments; (3) seek out, present and recommend investment opportunities consistent with our investment policies and objectives, and negotiate on our behalf with respect to potential investments or the disposition thereof; (4) pay our debts and fulfill our obligations, and handle, prosecute and settle any of our claims, including foreclosing and otherwise enforcing mortgages and other liens securing investments; (5) obtain for us such services as may be required for mortgage brokerage and servicing and other activities relating to our investment portfolio; (6) evaluate, structure and negotiate prepayments or sales of Mortgage Investments; (7) from time to time, or as requested by the Trustees, make reports to us regarding the Advisor's performance of the foregoing services and (8) supervise other aspects of our business.

     The original term of the Advisory Agreement expired on August 8, 1998 (one year from the date on which the first closing of the sale of Shares offered to the public occurred) and was renewed for a term expiring August 8, 1999. Thereafter, the Advisory Agreement may be renewed annually by us, subject to an evaluation of the performance of the Advisor by the Trustees. The Advisory Agreement may be terminated (1) without cause by the Advisor or
(2) with or without cause by a majority of the Independent Trustees. Termination under either of those provisions may be made without penalty and upon 60 days' prior written notice to the non-terminating party.

     The Advisor may engage in other business activities related to real estate, Mortgage Investments or other investments whether similar or dissimilar to those made by us or act as advisor to any other person or entity having investment policies whether similar or dissimilar to ours (including other REITs). See "Investment Objectives and Policies". However, except for the allocation of investments between us and other Affiliated Programs as described under the caption "Conflicts of Interest - Competition with Affiliates for the Purchase and Sale of Mortgage Investments" or except for the operations of SCMI or CRC, before the Advisor, the officers and directors of the Advisor and all persons controlled by the Advisor and its officers and directors may take advantage of an opportunity for their own account or present or recommend it to others, they are obligated to present an investment opportunity to us if (1) that opportunity is of a character which could be taken by us, (2) that opportunity is compatible with our investment objectives and policies and (3) we have the financial resources to take advantage of that opportunity. SCMI is currently in the business of purchasing, selling and servicing mortgages and CRC is currently in the business of financing home purchases and renovations by investors. SCMI and CRC will each continue in their business. However, SCMI and CRC have each agreed that, if they have any loans that they desire to sell, they will give us the right of first refusal to purchase that loan if (1) it is of a character which could be bought by us,
(2) it is compatible with our investment objectives and policies and (3) we have the financial resources to purchase it.

     For a description of the compensation to be paid to the Advisor in consideration of the services it will render to us, see "Acquisition Fees Payable to the Advisor", below.

     The Declaration of Trust provides that the Independent Trustees are to determine, at least annually, that the amount of compensation which we agree to pay the Advisor is reasonable in relation to the nature and quality of the services performed, based on the factors set forth in the Declaration of Trust and such other factors as they deem relevant, including the size of the fee in relation to the size, composition and profitability of our investment portfolio, the success of the Advisor in generating opportunities that meet our investment objectives, the rates charged to other REITs and to investors other than REITs by advisors performing similar services, the amount of additional revenues realized by the Advisor and its Affiliates for other services performed for us, the quality and extent of service and advice furnished by the Advisor, the performance of our investment portfolio and the quality of our investment portfolio in relationship to the investments generated by the Advisor for its own account.

     The Advisory Agreement provides for us to pay all of our expenses and to reimburse the Advisor for any expenses that should have been paid by us but which were instead paid by the Advisor. However, the Advisor remains obligated to pay: (1) the employment expenses of its employees, (2) its rent, utilities and other office expenses (except those relating to office space occupied by the Advisor that is maintained by us) and (3) the cost of other items that generally fall under the category of the Advisor's overhead that is directly related to the performance of services for which it is otherwise receiving fees from us.

SCMI

     We have and will continue to acquire Mortgage Investments from SCMI and will utilize the services of SCMI to service some or all of the Residential Mortgages that we purchase. See "Description of Business" and "Investment and Business Risks - Purchase of Mortgage Notes from Affiliates", and "Investment Portfolio", above. See "Loan Servicing Fee Payable to SCMI", below, for a discussion of fees paid to SCMI and its affiliates for servicing Mortgage Investments.

     SCMI is a Texas based mortgage bank of which the sole beneficial shareholder is Todd Etter, an officer and principal Shareholder of the Advisor. Ms. Christine Griffin, our President and one of our Trustees, was previously the Chief Financial Officer of SCMI. Since its inception in 1992, SCMI has purchased more than 1,500 residential mortgage notes totaling approximately $60,000,000. SCMI sells whole notes to institutional and private investors. SCMI also offers note servicing on notes it sells. SCMI currently services over 1,500 loans totaling approximately $60,000,000.

CRC

     We have and will continue to purchase Interim Mortgages from CRC. See "Description of Business" and "Investment and Business Risks - Purchase of Mortgage Notes from Affiliates", and "Investment Portfolio", above.

     CRC is a Texas corporation that is 50% owned by Todd Etter, an officer and principal shareholder of the Advisor. CRC is in the business of financing home purchases and renovations by real estate investors.

ITEM 10. EXECUTIVE COMPENSATION.

     The following Summary Compensation Table sets forth information concerning compensation earned in the year ended December 31, 1998 and by our Chief Executive Officer, who is our only executive officer.

                      Summary Compensation Table

                                                   Long-term
                           Annual Compensation    Compensation
                                                                 Shares
                                                              Underlying
Name and Principal Position     Year   Salary      Bonus(1)     Options
---------------------------     ----   ------      --------   ----------
Christine Griffin, President    1998   $60,000        $0         2,500
                                1997   $60,000        $0         2,500

(1) Pursuant to her employment agreement, Ms. Griffin is entitled to receive a bonus equal to 25% of the amount by which our Company's administrative expenses for the year fall below the approved administrative budget

     The following table sets forth, for the executive officer named in the Summary Compensation Table above, certain information concerning stock options granted during the 1998 and 1997 fiscal years.

                   Number of Shares     Percent of Total     Exercise
                   Underlying           Options Granted to   Price Per   Expiration
Name               Options Granted      Employees            Share       Date
Christine Griffin  1998 2,500           100%                 $20.00      12/31/02
                   1997 2,500           100%                 $20.00      12/31/03

     The following table sets forth, for the executive officer named in the Summary Compensation Table above, certain information regarding the exercise of stock options during the 1998 and 1997 fiscal years and the value of options held at fiscal year end:

              Aggregated Option Exercises in Last Fiscal Year
                    And Fiscal Year-end Option Values

                                                  Number of
                                                  Shares            Value of
                                                  Underlying        Unexercised
                                                  Exercised         In-the-Money
                           Shares                 Options at        Options at
                           Acquired               Fiscal Year-end   Fiscal Year-end
                           On         Value       Exercisable/      Exercisable/
Name                       Exercise   Realized    Unexercisable     Unexercisable
Christine Griffin  1998    0          $0          2,500/0           $0/$0
                   1997    0          $0          2,500/0           $0/$0

     (1) The value of unexercised options is based on the market value of the underlying shares at fiscal year end, minus the exercise price.

EMPLOYMENT AGREEMENT

     The Administrator has entered into an employment agreement with our Company whereby she serves as Trustee, President, Chief Operating Officer and Administrator. That agreement is for a term of one year, to be reviewed annually with the approval of a majority of Independent Trustees. The agreement provides for the Administrator to receive: (1) an annual salary of $60,000; (2) a bonus equal to 25% of the amount by which our administrative expenses for the year fall below the approved administrative budget; and (3) for each year of service, 5-year stock options to purchase 2,500 Shares at an exercise price of $20 per Share (up to a maximum of options for 12,500
Shares). The Agreement was renewed by our Trustees of as of July 1, 1998 for a one year term.

COMPENSATION OF TRUSTEES

     Trustees who are not Independent Trustees do not receive any compensation for acting as Trustees. Independent Trustees are entitled to receive the greater of $1,000 per meeting or $4,000 per year. For each year in which they serve, each Independent Trustee shall also receive 5-year options to purchase 2,500 Shares at an exercise price of $20 per Share (not to exceed 12,500 shares per Trustee). During 1998, the Independent Trustees each received $3,000 each and waived their rights to additional fees and each Independent Trustee who served during all of 1998 also received 5-year stock options to purchase 2,500 Shares at an exercise price of $20 per Share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of December 31, 1998, we had 734,271 Shares issued and outstanding.
By comparison, at the end of 1997 we had 202,508 Shares issued and outstanding. The following table sets forth certain information regarding the beneficial ownership of the Shares as of December 31, 1998 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Shares, (ii) each of our Trustees and executive officers named in Item 10, and (iii) all of our trustees and executive officers as a group.
Except as indicated in the footnotes to this table, the persons named in the table, based on information provided by such persons, have sole voting and sole investment power with respect to all Shares shown as beneficially owned by them, subject to community property laws where applicable.

                                        Number of           Percent
Name and Address   	                     Shares (1)          of Class
----------------                        ----------          --------
Christine "Cricket" Griffin (2)	         5,000(3)            0.68%
Richard D. O'Connor, Jr. (2)            0(3)                0.00%
Paul R. Guernsey (2)                    5,000(3)            0.68%
Douglas R. Evans (2)                    5,000(3)            0.68%
Michele A. Cadwell (2)                  5,000(3)            0.68%

All Trustees and
Executive Officers as a
Group (5 persons)                       20,000(4)           2.70%

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

(2) A trustee and/or executive officer of our Company. The addresses of all trustees and executive officers are c/o United Mortgage Trust, 1701 N. Greenville, Suite 403, Richardson, Texas 75081.

(3) Includes 5,000 Shares issuable upon the exercise of stock options at an exercise price of $20.00 per Share.

(4) Includes the Shares described in footnote (3) above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RENT PAYABLE TO SCMI

     We lease our offices from SCMI for a monthly rent of $685 pursuant to an oral lease.

COMMISSIONS, FEES AND SHARES ISSUED TO SELLING GROUP MANAGER

     Our Shares being sold in our initial public offering are being distributed by First Financial United Investments Ltd., L.L.P. (the "Selling Group Manager"), a registered broker-dealer and member of the National Association of Securities Dealers, Inc. ("NASD"), on a "best efforts" basis through participating NASD member firms ("Selected Dealers") that are selected by the Selling Group Manager. Mr. Dan Hill, director and officer of the Advisor, is the principal shareholder and officer of the general partner of the Selling Group Manager.

     The Selling Group Manager receives a commission of 10% of the Gross Offering Proceeds (subject to any volume discounts for Institutional Investors), plus 0.5% of the Gross Offering Proceeds as a due diligence fee. The Selling Group Manager may, in its sole discretion, provide volume discounts of up to 2% on a negotiated basis to Institutional Investors who purchase at least 50,000 Shares. The application of any volume discounts will reduce the amount of commissions that would be paid to the Selling Group Manager but will not change the Net Offering Proceeds to our Company. The Selling Group Manager will pay to Selected Dealers a commission equal to 4% of the offering price of Shares sold through them unless a higher commission (up to, but not exceeding, 8%) is designated by the Selling Group Manager. The Selling Group Manager will also receive, for nominal consideration, Shares (the "SGM Shares") equal to 0.5% of all Shares sold (12,500 Shares if all Shares offered in the initial public offering are sold). The Selling Group Manager may allocate all or a portion of the SGM Shares to Selected Dealers and registered representatives of the Selling Group Manager. We have agreed to indemnify the Selling Group Manager with respect to certain liabilities, including liabilities under the Securities Act of 1933.

     During the year ended December 31, 1998, the Selling Group Manager received a total of $1,069,526 in commissions, $53,476 in due diligence fees and no SGM Shares. By comparison, the Selling Group Manager received a total of $385,017 in commissions, $19,250 in due diligence fees and no SGM Shares from us during the year ended December 31, 1997.


PURCHASE OF MORTGAGE INVESTMENTS FROM SCM

     We obtain Mortgage Investments from several sources, including SCMI or other Affiliates of the Advisor. All Mortgage Investments purchased from SCMI or other Affiliates of the Advisor are purchased at prices no higher than those that would be paid to unaffiliated third parties for mortgages with comparable terms, rates, credit risks and seasoning. SCMI may realize a gain or a loss on the sale of a Mortgage Investment that it sells to us, with the amount of that gain or loss depending upon the price it paid for that Mortgage Investment and the price at which it sells it to us.

     SCMI has agreed that, in the event that the obligor on any Mortgage seasoned less than 12 months sold by or through SCMI or any of its Affiliates to our Company defaults in the making of any payment or other obligation thereon during the period ending one year after the acquisition of such Mortgage by us, then SCMI shall purchase or repurchase the Mortgage from us or our assignee at a price on the date of such purchase computed as the total unpaid principal balance due thereon, plus accrued interest to the date of the purchase, plus insurance premiums, taxes and any other amounts expended by us in the maintenance, protection or defense of its interest therein or in the real property, including reasonable attorneys' fees. SCMI may satisfy its obligations under the foregoing purchase or repurchase requirement by either:

     (a) Assigning and transferring to our Company a replacement Mortgage or Mortgages, provided: (i) the real property securing the replacement Mortgage(s), the creditworthiness of the obligor on the replacement Mortgage(s) and other general underwriting criteria are reasonably acceptable to us; and (ii) the value of the replacement Mortgage(s) at the date of transfer to our Company shall be computed by our Company in accordance with our then applicable pricing schedule for acquisition of such Mortgages, giving due regard to principal balance, interest rate, term, amortization and other general factors used by our Company for acquisition of such Mortgages at such time; or

     (b) Funding by SCMI, on a month-to-month basis, to our Company of all lost interest, tax and insurance escrow payments, as well as any costs incurred by us related to curing the default or obtaining title to and possession of the property securing the defaulted obligation, including by not limited to foreclosure, deed in lieu of foreclosure, bankruptcy claims or motions, evictions, maintaining and/or securing the property and remarketing costs less any additional down payments or settlements received by us.
     We purchase Residential Mortgages and Contracts for Deed from SCMI and from unaffiliated third parties. The unpaid principal balance of Residential Mortgages and Contracts for Deed purchased from SCMI was $5,746,000 (125 Residential Mortgages and 7 Contracts for Deed) and $2,440,000 (62 Residential Mortgages) for the years ended December 31, 1998 and 1997, respectively.
LOAN SERVICING FEE PAYABLE TO SCMI

     We utilize the services of SCMI and nonaffiliated third parties to service the Residential Mortgages and Contracts for Deed we acquire. For its efforts in servicing those investments, SCMI is paid a fee equal to 0.5% of the principal balance of the mortgages being serviced by SCMI, a rate we believe is a competitive rate that is no higher than the rates charged by unaffiliated third parties. The servicing of the investments includes the collection of monthly payments from the borrower, the distribution of all principal and interest to us, the payment of all real estate taxes and insurance to be paid out of escrow, regular distribution of information regarding the application of all funds received and enforcement of collection for all delinquent accounts, including foreclosure of such account when and as necessary. The amount of loan servicing fees paid to SCMI will depend upon the principal balance of the mortgages serviced by SCMI. Interim Mortgages are serviced by CRC on a no fee basis.

    During the year ended December 31, 1998, we paid SCMI $32,423 in loan servicing fees. By comparison, during the year ended December 31, 1997, we paid SCMI $3,834 in loan servicing fees.

REAL ESTATE BROKERAGE COMMISSIONS

     If we foreclose on a property securing a Residential Mortgage and sell such property, we may pay real estate brokerage fees which are reasonable, customary and competitive, taking into consideration the size, type and location of the property (the "Competitive Commission"), which shall not in the aggregate exceed 6% of the gross sales price of the property; however, as to the Advisor, a Trustee, or an Affiliate thereof, such fees shall be paid only if such person provides a substantial amount of services in the sales effort, in which case such fees shall not exceed the lesser of (i) a percentage of the gross sales price of a property equal to 50% of the Competitive Commission, or (ii) 3 percent of the gross sales price of a property.

     During the years ended December 31, 1998 and 1997, we did not pay any real estate brokerage commissions.

ACQUISITION FEES PAYABLE TO ADVISOR

     Acquisition Fees equal to 3.0% of the principal amount of each Residential Mortgage and Contract for Deed are payable to the Advisor or its Affiliates for sourcing, evaluating, structuring and negotiating the acquisition terms of Mortgage Investments. No Acquisition Fee is paid to CRC on Interim Mortgages. The actual amounts of the fees paid will depend on the amount of Net Offering Proceeds and any borrowed funds that are invested.

     During the year ended December 31, 1998, we paid the Advisor a total of $260,586 in Acquisition Fees. By comparison, during the year ended December 31, 1997, we paid the Advisor a total of $82,771 in Acquisition Fees.

POTENTIAL REIMBURSEMENT OF EXPENSES BY ADVISOR

     The Declaration of Trust provides that the Total Operating Expenses may not exceed in any fiscal year the greater of (a) 2% of the Average Invested Assets of our Company (defined generally as our average book value of Mortgage Investments, without regard for non-cash reserves) or (b) 25% of our Net Income. The Administrator will have the responsibility of preparing an annual budget and submitting such budget to the Trustees. In the event the Total Operating Expenses exceed the limitations described above, then within 60 days after the end of our fiscal year, the Advisor shall reimburse to us the amount by which the aggregate annual Total Operating Expenses paid or incurred by us exceeds the limitation.

     During 1997, we entered into a Funding Agreement with the Advisor whereby the Advisor agreed to fund our general and administrative expenses. In consideration of the agreement, we will contribute to the Advisor, on a monthly basis, .5% of our average invested assets for the immediately preceding month. An expense reimbursement of $200,282 was made for the year ended December 31, 1998. By comparison, an expense reimbursement of $150,129 was made for the year ended December 31, 1997. This amount included an amount carried over from the year ending December 31, 1996 of $44,917.

SUBORDINATED INCENTIVE FEE AND OPTIONS PAYABLE TO ADVISOR

     Subject to certain conditions described below, the Advisor will receive a Subordinated Incentive Fee equal to 25% of the amount by which our Net Income for a year exceeds a 10% per annum non-compounded cumulative return on its Adjusted Contributions. For each year which it receives a Subordinated Incentive Fee, the Advisor shall also receive 5-year options to purchase 10,000 Shares at the initial offering price of the Shares (not to exceed 50,000 Shares). When our audited annual financial statements are received each year, the Advisor shall determine if the following conditions are satisfied:

     (i) (A) the total of the Adjusted Contributions as of the end of the most recent fiscal year and any undistributed cash as of that date equals (B) the Gross Offering Proceeds as of that date less cumulative Capital Distributions made through that date; and

     (ii) for the year then ended, our Net Income equals or exceeds a 10% per annum non-compounded cumulative return on our Adjusted
Contributions. The determination of our annual non-compounded cumulative return on our Adjusted Contributions shall be made by dividing our total Net Income for that year by the average of the month end Adjusted Contributions during that year.

    If our Trustees agree that both of those conditions are satisfied, we will, subject to the restrictions set forth in the following sentence, pay the Advisor the Subordinated Incentive Fee. In no event may the Subordinated Incentive Fee exceed the amount permitted under Section IV.D. of the Statement of Policy on Real Estate Investment Trusts adopted by the North American Securities Administrators Association and in effect on March 5, 1997 (the commencement date of our initial public offering). No Subordinated Incentive Fees was paid by us in the year ending December 31, 1998 or 1997.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8K.

(a) EXHIBITS. See the Exhibit Index on the following page for a list of the exhibits that are filed as part of this report.

(b) REPORTS FILED ON FORM 8K:
    Report dated January 14, 1998
    Report dated February 10, 1998
    Report dated March 27, 1998
    Report dated April 30, 1998
    Report dated May 31, 1998
    Report dated July 31, 1998
    Report dated September 10, 1998
    Report dated November 1, 1998

Exhibit
NUMBER    DESCRIPTION                                                   PAGE*
3.1       Form of Second Amendement Restated Declaration of Trust       3.1C*

3.2       Bylaws of the Company                                         3.2*

4.1       Form of certificate representing the Shares                   4.1*

4.2       Instruments defining the rights of
          security holders (See Exhibits 3.1, 3.2 and 4.1)

10.1      Form of Escrow Agreement between the Company and Chase
          Bank National Association                                     10.1*

10.2      Advisory Agreement dated August 6, 1996 between
          the Company and Mortgage Trust Advisors, Inc.                 10.2*

10.3      Agreement of Employment dated August 6, 1996 between
          the Company and Christine Griffin                             10.3*

10.4      Note Sale, Recourse and Remarketing Agreement
          dated August 6, 1996 between the Company and
          South Central Mortgage, Inc.                                  10.4*

10.5      Form of Mortgage Servicing Agreement to be entered
          into between the Company and South Central Mortgage, Inc.     10.5*

10.6      $150,000 Revolving Loan Agreement
          dated March 20, 1997 between the Company
          and Abrams Centre National Bank                               10.6*

10.7      Funding Agreement dated December 15, 1997
          but effective January 1, 1997 between the
          Company and Mortgage Trust Advisors, Inc.                     10.7*

      The exhibits marked with "*" are incorporated by reference from the Company's Registration Statement on Form S-11 (File No. 333-10109) that was declared effective on March 5, 1997. The numbers set forth as page numbers for those exhibits are the exhibit numbers those documents were given in that filing.


                                  SIGNATURES


     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 27, 1998.


                                    UNITED MORTGAGE TRUST


                                    By: /S/CHRISTINE A. GRIFFIN
                                        Christine A. Griffin, President

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title              Date

Principal Executive Officer:


/S/ CHRISTINE A. GRIFFIN           Trustee, Chairman
Christine A. Griffin               of the Board        March 27, 1998
                                   and President

Principal Financial and
  Accounting Officer:

/S/CHRISTINE A. GRIFFIN            Trustee, Chairman
Christine A. Griffin               of the Board        March 27, 1998

/S/PAUL R. GUERNSEY                Trustee             March 27, 1998
Paul R. Guernsey

/S/DOUGLAS R. EVANS                Trustee             March 27, 1998
Douglas R. Evans

/S/RICHARD D. O'CONNOR, JR.        Trustee             March 27, 1998
Richard D. O'Connor, Jr.

/S/MICHELE A. CADWELL              Trustee             March 27, 1998
Michele A. Cadwell








i



7