Form 10QSB
period 1999-03-31
UNITED MORTGAGE TRUST
filed 1999-05-13
CIK 101390

Form 10-QSB



     [ x ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ending March 31, 1999

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


PART I  -- FINANCIAL INFORMATION . . . . . . . . . . . . . .3

Item 1. Financial Statements . . . . . . . . . . . . . . . .3

     Balance Sheets
        March 31, 1999 and December 31, 1998. . . . . . . . 3

     Statements of Income
        Three Months Ending
        March 31, 1999 and 1998. . . . . . . . . . . . . . .4

     Statements of Cash Flows
        Three Months Ending
        March 31, 1999 and 1998. . . . . . . . . . . . . . .5

     Notes to Financial Statements. . . . . . . .  . . . . .6

Item 2. Management's Discussion and Analysis
  of Results of Operations and Financial Condition . . . . .7

PART II -- OTHER INFORMATION . . . . . . . . . . . . . . . 11

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . 11

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . .12

PART I  -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

BALANCE SHEETS
MARCH 31, 1999 AND DECEMBER 31, 1998
                                           March 31,     December 31,
                                             1999            1998
                                          (unaudited)     (audited)
ASSETS
Cash                                       $   159,036   $    58,054
Investment in residential mortgages
   and contracts for deed                   13,689,358    11,159,863
Interim mortgages                            3,295,965     3,285,023
Accrued interest receivable                    157,127       133,478
Receivable from affiliate (Note 4)              13,443        15,185
Equipment, less accumulated depreciation
     of $1,386 and $1,256, respectively          1,856         1,986
Other assets                                    40,350         5,350
                                           -----------   -----------
Total Assets                               $17,357,135   $14,658,939
                                           ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Line of credit (Note 3)                    2,869,000     1,484,308
  Dividend payable                             134,152       121,164
  Accounts payable & accrued
      liabilities                                   80         1,519
                                           -----------   -----------
      Total Liabilities                      3,003,232     1,606,991
                                           -----------   -----------

Shareholders' equity:
  Shares of beneficial interest; $.01 par
    Value; 100,000,000 shares authorized
    805,141 and 734,271 shares
    outstanding                                  8,052         7,343
  Additional paid-in capital                14,242,543    12,974,938
  Retained earnings                            103,308        69,667
                                           -----------   -----------
      Total Shareholders' Equity           $14,353,903   $13,051,948
                                           -----------   -----------
Total liabilities & shareholders' equity   $17,357,135   $14,658,939
                                           ===========   ===========

See accompanying notes to financial statements.

STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDING MARCH 31, 1999 AND 1998
                                                      March 31,
                                                1999            1998
                                            (unaudited)    (unaudited)
Income:
  Gain on sale of notes                     $  1,068        $   --
  Interest income                            484,450         164,116
                                            --------        --------
                                             485,518         164,116
                                            --------        --------
Expense:
  Salaries and wages                          16,228          16,447
  General and administrative                  62,302          28,967
  Interest expense                            31,732           3,646
  Expense reimbursement from
    affiliate(Note 4)                        (48,060)        (35,813)
                                            --------        --------
                                              62,202          13,247
                                            --------        --------
Net income                                  $423,316        $150,869
                                            ========        ========

Net income per share of beneficial
  interest                                     $0.54           $0.54
                                            ========        ========

Weighted average shares outstanding          778,380         277,850
                                            ========        ========

See accompanying notes to financial statements.
Page F2

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDING MARCH 31, 1999 AND 1998
                                                       March 31,
                                                  1999         1998
                                              (unaudited)  (unaudited)
Cash flows from operating activities:
  Net income                                  $   423,316   $ 150,869
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                   130         175
      Amortization of discount on
        mortgage investments                      (27,111)    (11,921)
      Accrued interest receivable                 (23,649)    (20,069)
      Other assets                                (35,000)     (5,750)
      Accounts payable and accrued
       liabilities                                 (1,439)        879
        Net cash provided by operating        -----------   ---------
          activities:                             336,247     114,183
                                              -----------   ---------
Cash flows from investing activities:
  Investment in residential mortgages
    and contracts for deed                    (2,576,928)   (1,807,988)
  Principal receipts on residential
    mortgages and contracts for deed             153,006         7,967
  Investment in interim mortgages             (2,532,075)     (700,250)
  Principal receipts on interim mortgages      2,521,133       376,740
  Loan acquisition costs                         (78,462)      (57,724)
        Net cash used in investing             ---------     ---------
         activities:                          (2,513,326)   (2,181,255)
                                               ---------     ---------
Cash flows from financing activities:
  Proceeds from issuance of shares of
    beneficial interest                        1,268,314     2,240,465
  Net borrowings on credit line                1,384,692       187,254
  Receivable from affiliate                        1,743        12,116
  Dividends                                     (376,688)     (116,897)
        Net cash provided by financing        ----------    ----------
          activities:                          2,278,061     2,322,938
                                              ----------    ----------
Net increase in cash                             100,982       255,866

Cash at beginning of period                       58,054           248
                                              ----------    ----------
Cash at end of period                          $ 159,036    $  256,114
                                              ----------    ----------
Interest paid                                  $  31,732    $    3,646
                                              ----------    ----------

See accompanying note to financial statements.

Page F3

                   UNITED MORTGAGE TRUST
               Notes to Financial Statements
                     March 31, 1999

1. Description of Business

The Company

     United Mortgage Trust is a self administered real estate investment trust (a "REIT") that invests in mortgages and contracts for deed. Most, if not all, of the mortgages and contracts for deed that we purchase are not insured or guaranteed by a federally owned or guaranteed mortgage agency and involve borrowers who do not satisfy all of the income ratios, credit record criteria, loan-to-value ratios, employment history and liquidity requirements of conventional mortgage financing. The advisor to the Company is Mortgage Trust Advisors, Inc. (the "Advisor"), a Texas corporation.

     Operations commenced on March 5, 1997 when approval was given by the Securities and Exchange Commission for the Company's initial public offering of shares. The Company is currently offering up to 2,500,000 shares at an offering price of $20 per share.

2. Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in information disclosed in the notes to the financial statements for the year ending December 31, 1998 included in the Company's 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ending March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

3. Line of Credit

     On March 23, 1999 the Company renewed and increased its Revolving Loan Agreement (the "Agreement") with Legacy Bank of Texas (the "Bank"), wherein the Company can borrow up to $5,000,000 on a revolving basis for a term of one year from the date of the Agreement. Interest on the outstanding principal balance of the loan is paid monthly at a varying rate per annum of one and one-half percent (1-1/2%) in excess of the Bank's prime rate of interest. The borrowing base in the Agreement is an amount equal to fifty percent (50%) of the aggregate unpaid principal of the Collateral pledged to the Bank. Collateral for the Agreement is $10,000,000 unpaid principal balance of residential mortgages owned by the Company. As security for the prompt satisfaction of all obligations of the Agreement, the Company agreed to assign, transfer and set over to the Bank all of its right, title and interest in and to the Collateral. The outstanding balance of the Revolving Line of Credit was $2,869,000 and $325,254 for the March 31, 1999 and 1998
periods, respectively. The Company used the funds to purchase Mortgage Investments.

4. Related Party Transactions

     In 1997 the Company entered into a Funding Agreement with the Advisor whereby the Advisor agreed to fund the Company's general and administrative expenses. In connection with this Agreement, the Company received $48,060 and $35,813 in expense reimbursements for the three months ending March 31, 1999 and 1998, respectively. In consideration of the Agreement, the Company contributed to the Advisor an amount equal to one-half of one percent (.5%) of the Company's average invested assets for the immediately preceding month.

     The Company also paid the Advisor Acquisition Fees of $78,462 and $57,724 during the three months ending March 31, 1999 and 1998, respectively. The fee is calculated at 3% of the unpaid principal balance of the Residential Mortgages as of the purchase date.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 1999 AND 1998

     We were formed on July 12, 1996, however our business operations commenced in March 1997 when the Securities and Exchange Commission issued an order of registration for our initial public offering of Shares. The following table sets forth certain information about the Mortgage Investments that we purchased during the periods set forth below.

                                            Three Months Ending
                                                 March 31,
                                            1999           1998

RESIDENTIAL MORTGAGES
Purchase price                          $2,071,297     $1,807,041
Total number                                    44             43
Number purchased from affiliates                28             32
Number purchased from other sources             16             11
Blended interest rate                       11.28%         11.51%
Aggregate principal balance             $2,164,626     $1,924,147
Average principal balance                  $49,196        $44,750
Remaining term in months (1)                   351            338
Current yield (1)                           11.78%         12.26%
Purchase price/principal balance (1)        95.69%         93.91%
Investment-to-value ratio (1)(2)            85.07%         84.29%

CONTRACTS FOR DEED
Purchase price                            $498,210              0
Total number                                    12              0
Number purchased from affiliates                 3              0
Number purchased from other sources              9              0
Blended interest rate                       11.77%              0
Aggregate principal balance               $509,445              0
Average principal balance                  $42,453              0
Remaining term in months(1)                    352              0
Current yield (1)                           12.04%              0
Purchase price/principal balance (1)        97.79%              0
Investment-to-value ratio (1)(2)            88.90%              0

INTERIM MORTGAGES
Dollars invested during period          $2,532,075       $700,250
Total number participated in
  during period                                 73             27
Number purchased from affiliates                73             27
Number purchased from other sources              0              0
Blended interest rate                       12.75%         13.07%
Remaining term in months                <12 months     <12 months
Current yield at year-end (1)               12.93%         13.25%
Purchase price/principal balance (1)          100%           100%
Investment-to-value ratio (1)(2)               50%            50%

(1) These amounts were determined at the time the Mortgage Investments were purchased.

(2) The investment-to-value ratio is determined at the time a Mortgage Investment is acquired and is determined by dividing the amount paid to acquire that Mortgage Investment by the value of the underlying real estate that is security for that Mortgage Investment.

     As of March 31, 1999, our mortgage portfolio in the aggregate consisted of 281 Residential Mortgages and 41 Contracts for Deed. As of the dates of purchase, the portfolio had an unpaid principal balance of $13,950,463, and was purchased for a discounted price of $13,249,293 (94.97% of the unpaid principal balance). The average loan in the portfolio had a blended interest rate of 11.44%, an unpaid principal balance of $43,324, a term remaining of 333 months, and a current annual yield of 12.04%, and an investment-to-value ratio of 84.10%. As of March 31, 1999 we also had 115 active interim mortgages with an outstanding principal balance of $3,295,965.

     By comparison, our portfolio as the end of March 31, 1998 consisted of 115 Residential Mortgages with an unpaid principal balance of $4,748,005, and was purchased for a discounted price of $4,442,567 (93.56% of the unpaid principal balance). The average loan in the portfolio had a blended interest rate of 11.44%, an unpaid principal balance of $41,228, a term remaining of 319 months, and a current annual yield of 12.22%, and an investment-to-value ratio of 84.25%. As of March 31, 1998 we had 46 active Interim Mortgages with an outstanding principal balance of $1,200,785.

     All of the properties that are security for the Residential
Mortgages and Interim Mortgages were located in Texas. Each of the properties was adequately covered by a mortgagee title insurance policy and hazard insurance.

     Our Mortgage Investments generated $485,518 and $164,116 of total income during the quarters ending March 31, 1999 and 1998, respectively, which represents a 196% increase. The rise was attributed to the significant addition of Mortgage Investments purchased using Net Offering Proceeds derived from the sale of our Shares during the year proceeding the current period. Expenses of $110,262 in the 1999 quarter were offset by reimbursement from the Advisor to us of $48,060. Expenses of $49,060 in the 1998 quarter were offset by reimbursement from the Advisor of $35,813. The 57% rise in the 1999 quarter was attributed to an additional interest expense commensurate with and substantially higher borrowing on our credit line.

      Net income of $423,316 and $150,869 for the quarters ending
March 31, 1999 and 1998, respectively, represented a 181% increase. Earnings per weighted average share remained constant at $0.54 for the 1999 and 1998 quarters.

     As of March 31, 1999, 11 of our Mortgage Investments, or 2.52% of our active portfolio, were in default. This compares to 3 defaulted investments at March 31, 1998, or 1.86% of our active portfolio. As a result of the recourse provisions under which the Mortgage Investments were purchased, we did not experience a loss of interest income due to the defaults in either quarter.

    Dividends declared and paid per share of beneficial interest for the quarters ending March 31, 1999 and 1998 were $0.504 and $0.527, respectively. Both quarters exceed a 10% annualized rate of return for our shareholders.

CAPITAL RESOURCES AND LIQUIDITY FOR THE QUARTERS ENDING MARCH 31, 1999
AND 1998

     We utilize funds made available from the sale of our Shares, funds made available on our bank line of credit and payment of principal on our Mortgage Investments to purchase Mortgage Investments. During the 1999 quarter we sold 70,870 shares of beneficial interest for Gross Offering Proceeds of $1,417,400 and Net Offering Proceeds (after the deduction of selling commissions and fees) to us of $1,268,314. By comparison, 125,186 shares of beneficial interest were sold during the 1998 quarter, for Gross Offering Proceeds of $2,503,720 and Net Offering Proceeds to us of $2,240,465. Net borrowing on our line of credit in the 1999 quarter was $1,384,692 compared to $187,254 in the 1998 quarter. Payments of principal on our Mortgage Investments for the 1999 and 1998 quarters were $2,674,139 and $384,707, respectively.

     Using a combination of Net Offering Proceeds, borrowing on our credit line and payments of principal on our Mortgage Investments, we purchased 129 Mortgage Investments with and unpaid principal balance of $5,206,146 and 70 Mortgage Investments with an unpaid principal balance of $2,624,397, in 1999 and 1998, respectively.

     As of March 31, 1999, we had sold an aggregate total of 795,141 Shares for Gross Offering Proceeds of $15,902,820 and Net Offering Proceeds to us of $14,225,594. Total shares outstanding at March 31, 1999 were 805,141, which included 10,000 sold to the Advisor before the public offering commenced. This compares to an aggregate total of 317,694 Shares for Gross Offering Proceeds of $6,353,880 and Net Offering Proceeds to us of $5,685,463 as of March 31, 1998. Total shares outstanding at March 31, 1998 were 327,694, which included 10,000 sold to the Advisor before the public offering commenced.

      On March 23, 1999 we renewed and increased our Revolving Loan Agreement (the "Legacy Agreement") with Legacy Bank of Texas, a Texas State Bank ("Legacy"), wherein we could borrow up to $5,000,000 on a revolving basis for a term of one year from the date of the agreement. Interest on the outstanding principal balance of the loan was paid monthly at a varying rate per annum which was one and one-half percent (1-1/2%) above the "Wall Street Journal Prime" rate of interest. As security for the prompt satisfaction of all obligations of the Legacy Agreement, we pledged through collateral assignment $10,000,000 of residential mortgages. The outstanding loan balance at March 31, 1999 was $2,869,000.

YEAR 2000 ISSUES

     Certain computer programs and embedded logic devices that utilize two digit rather than four to define the applicable year may fail to properly recognize date sensitive information when the year changes to 2000 (the "Year 2000 Issue").

     We are conducting a comprehensive review to determine if the Year 2000 Issue will affect our computer system. We currently believe that we do not face "legacy" computer systems and software issues because we commenced operations within the past five years. Thus, we do not anticipate incurring internal Year 2000 Issue costs that would be material to our financial position, results of operations, or cash flows in future periods. Through March 31, 1999, we incurred less than $1,000 of expenses in connection with our review of the Year 2000 Issue.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    Exhibit 1 - One Year $5,000,000 Revolving Loan (Renewal) Agreement dated March 23, 1999 between United Mortgage Trust and Legacy Bank of Texas.

(b) Reports on Form 8-K

     During the period covered by this report, the Company filed reports on Form 8-K dated March 3, 1999 to report the status of its offering of shares.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.


                                    UNITED MORTGAGE TRUST
                                        (Registrant)



Date:  May 14, 1999                 /S/Christine A. Griffin
                                      Christine A. Griffin
                                           President

Exhibit 1
                                     ONE (1) YEAR
                                     $5,000,000.00
                               REVOLVING LOAN AGREEMENT
                                (RENEWAL AND INCREASE)


THIS REVOLVING LOAN AGREEMENT (RENEWAL AND INCREASE), dated the
24th day of March, 1999, by and between UNITED MORTGAGE TRUST, a Trust organized under the laws of the State of Maryland (the "Borrower"), and LEGACY BANK OF TEXAS, a Texas state bank (the "Bank").

                                  WITNESSETH:

BACKGROUND. Borrower is in the business of buying mortgage notes secured by first and prior liens on residential properties located within the State of Texas (collectively called the "Residential Paper"). Borrower has requested the Bank to extend a loan not to exceed FIVE MILLION DOLLARS ($5,000,000.00), in aggregate, on a revolving loan basis (the "Loan") from which to reimburse Borrower up to $5,000,000.00 for all or part of Borrower's cost of acquisition of Residential Paper obtained for investment; and, Borrower maintains an inventory (?Eligible Inventory?) of unencumbered current Residential Paper of not less than $10,000,000.00 with which to secure Loan. Bank is willing to advance the Loan upon the terms and conditions hereinafter set forth.

NOW, THEREFORE, in consideration of the promises herein contained, and each intending to be legally bound hereby, the parties agree as follows:

Section I: The Loan

1.01 Disbursement of the Loan. Subject to the terms hereof, Bank will credit the proceeds of the revolving Loan advanced from time to time to the Borrower's deposit account with the Bank or, at Bank's discretion, to other depository accounts designated by Borrower.

1.02 General Terms. Subject to the terms hereof and the Note
(defined below), the Bank will lend the Borrower, from time to time until twelve months (12) months after this date (the "Loan Termination Date"), such sums as the Borrower may request by draw ("Draw") request to the Bank, received by the Bank not less than one (1) banking day before Bank is requested to fund such Draw and which shall not exceed, in the aggregate principal amount at any one time outstanding, an amount (the "Loan Commitment") equal to the lesser of $5,000,000.00 or the Borrowing Base, defined in Section 1.06. The Borrower may borrow, repay without penalty or premium and reborrow hereunder, from the date of this Agreement until the Loan Termination Date, either the full amount of the Loan Commitment or any lesser sum. It is the intention of the parties that the outstanding principal amount of the Loan shall at no time exceed the amount of the then existing Borrowing Base, and if, at any time, an excess shall for any reason exist, the full amount of such excess, together with accrued and unpaid interest thereon as herein provided, shall be immediately due and payable in full.

This Loan will be secured inter alia by Pledged Residential Paper
(hereinafter defined) which shall at all times during the term of the loan have an aggregate outstanding principal balance equal to at least 200% of the outstanding principal balance of the Loan.

1.03 Draws and Draw Fees.   Draws will be submitted not more
frequently than weekly on forms acceptable to Bank accompanied in each case by a $50.00 fee to process each Draw.

1.04 The Note. The Loan shall be evidenced by a note ("Note"), having a stated maturity on the Loan Termination Date, in form acceptable to Bank.

1.05 The Origination and/or Commitment Fees.  In exchange for
Bank's agreement to set aside funds to accommodate Borrower's rights to draw hereunder, Borrower will pay Bank $35,000.00 upon execution of this Agreement by Borrower.

1.06 Borrowing Base. The Borrowing Base is an amount equal to fifty (50%) percent of the aggregate unpaid principal of the Pledged Residential Paper. For purposes hereof, the term ?Pledged Residential Paper? shall mean Residential Paper pledged to Bank by Borrower and secured by a first and prior deed of trust lien encumbering residential real property located within the Texas counties of Dallas, Collin, Tarrant, Ellis, Rockwall, Denton and Harris, excluding any Residential Paper which is or becomes past due by more than sixty (60) days. Borrower will remove from the Pledged Residential Paper pledged to the Bank at once and without demand any Residential Paper that is more than sixty (60) days past due and will replace the same with unpledged Residential Paper that is current, i.e. not more than sixty (60) days past due; and, such replenishment will be accomplished by Borrower promptly without notice from Bank to do so. Borrower will submit a reconciliation of collateral and debt on the first day of each month (the "Settlement Date") on which will be reported the Borrowing Base for that month. If the reconciliation shows available borrowing, the Borrower may draw up to the available amount for borrowing. If the reconciliation shows available borrowing to be less than the amount outstanding, the Loan will be paid down to the available amount, i.e. the Borrowing Base, at that time. No Draw will be funded if any default by Borrower is threatened or has occurred under any of Bank's Loan Documents in Bank's reasonable commercial judgment.

1.07 Residential Paper Tracking. In order to induce Bank to enter into this Agreement, Borrower has represented to Bank that Borrower will furnish Bank with all information needed/requested by Bank to track each item of Pledged Residential Paper ("Item") viz. each first lien note and each first lien securing the payment of such first lien note pledged to Bank in order to independently determine its currency, and to remain assured that no Item of Pledged Residential Paper considered in the Borrowing Base is more than sixty (60) days past due. In addition, Borrower will furnish any certification of Residential Paper currency under oath that Bank may request from time to time during the term of the Loan.

1.08 Interest Rate and Payments of Interest.

(A) Except as otherwise provided under ? 1.08(B), interest on the principal balance of the Loan from time to time outstanding will be payable in monthly installments at a varying rate per annum (the ?Variable Rate?) which is one and one half (1.50%) percent per annum in excess of "Wall Street Journal Prime" rate of interest, as published from time to time and as further defined in the Note, but in no event to exceed the maximum rate of nonusurious interest allowed by law, as may hereafter be in effect (hereinafter called the "Highest Lawful Rate"), with adjustments in such Variable Rate to be made on the same day as any change in the Wall Street Journal Prime Rate. All past due principal and interest shall bear interest at a rate per annum which is equal to the Highest Lawful Rate from maturity until paid. Notwithstanding the foregoing provisions concerning such varying rate, if at any time the Variable Rate exceeds the Highest Lawful Rate, the rate of interest to accrue on the Note shall be limited to the Highest Lawful Rate, but if thereafter the Variable Rate is less than the Highest Lawful Rate, the rate of interest to accrue on the Note shall be the Highest Lawful Rate until the total amount of interest accrued on the Note equals the amount of interest which would have accrued if the Variable Rate had at all times been in effect.

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

1.09 Payment to the Bank. All sums payable to the Bank hereunder shall be paid directly to the Bank in immediately available funds. The Bank may send the Borrower statements of all amounts due hereunder, which statements shall be considered correct and conclusively binding on the Borrower unless the Borrower notifies the Bank to the contrary within thirty (30) days of its receipt of any statement that it deems to be incorrect. Alternatively, at its sole discretion, the Bank may charge against any deposit account of the Borrower all or any part of any amount due hereunder.

1.10 Audit of Pledged Residential Paper. The Borrower shall permit representatives of Lender, including independent auditors, collateral verification agents, attorneys and any other parties from time to time to audit and inspect Borrower's property, including Borrower's books and records, make photocopies thereof, and record information relating thereto, and Borrower shall reimburse Lender upon demand for the fees, costs and expenses of such audits and inspections up to the maximum sum of $6,000.00 per year.

                     Section II. Conditions Precedent

In addition to the provisions set forth in 3.06 below, the obligation of the Bank to make any advance on the Loan is subject to the following conditions precedent:

2.01 Documents Required for the Closing. The Borrower shall have delivered to the Bank, prior to the initial disbursement of any Loan amounts (the "Closing"), the following:

(A) The Note (Exhibit A), duly executed by the Borrower, in the form acceptable to Bank;

(B) A duly executed Guaranty Agreement (Exhibit B) ("Guaranty"), in form acceptable to Bank signed by Theodore F. Etter, Jr.
("Guarantor"), together with his current financial statement in form/substance acceptable to Bank;

(C) Borrower's current financial statements (the "Financial
Statements") reviewed by its certified public accountant, which shall be satisfactory in form/content to Bank;

(D) Assignments of Notes/Liens (Exhibit C) ("Assignments") encumbering the Residential Paper comprising the Pledged
Residential Paper acceptable to Bank, including physical possession of the Notes endorsed to Bank and Financing Statements mentioned in Section III;

(E) A copy, certified as of the date of the Closing, of resolutions of the Trustees of the Borrower (Exhibit D), authorizing the execution, delivery, and performance of this Agreement, the Note, and all other documents to be delivered pursuant hereto at such time.

The documents evidencing, securing or otherwise furnished by Bank in connection with the Loan, including this Agreement, collectively are called "Loan Documents".

                   Section III. Security Agreement

3.01 Grant of Security Interest. (a) As collateral security for the payment and performance of the Note and any and all other liabilities of Borrower to Bank, direct or contingent, of any nature whatsoever, including both purchase money and non-purchase money transactions, and whether now existing or hereafter arising (collectively the "Obligations"), Borrower hereby grants to Bank a continuing security interest in the following as collateral security for the payment and performance of the Obligations, wherever the following is located and whether the following is now owned or existing or is owned, acquired, or arises hereafter, including, without limitation, acquisition by contract or by operation of law (all terms used in this Section 3.01 which are defined in the Uniform Commercial Code shall have the meanings given to such terms in the Uniform Commercial Code as adopted in the statutes of Texas): (i) all right, title and interest of the Borrower in and to the promissory notes constituting the ?Pledged Residential Paper?; (ii) all right, title and interest of the Borrower in and to each and every deed of trust, mortgage, guarantee, loan document, title policy, insurance policy, or any other right ancillary to or securing or relating to the promissory notes; (iii) all accounts and receivables of Borrower arising out of or relating to the Pledged Residential Paper; (iv) all general intangibles of Borrower relating to or arising out of the Pledged Residential Paper; (v) all of the rights of Borrower to the payment of money, including, without limitation, tax refund and insurance proceeds, relating to the Pledged Residential Paper or the real properties securing same; (vi) all files, records, books, ledger cards (including without limitation, computer programs, tapes and related electronic data processing software) and writings of Borrower or in which it has an interest in any way relating to the Pledged Residential Paper; (vii) all other personal property of Borrower of any kind or type whatsoever relating to the Pledged Residential Paper; (viii) all additions, substitutions, replacements, proceeds and products of each of the foregoing described in this Section 3.01.

3.02 Power of Attorney. Borrower hereby designates and/or appoints Bank and each of its designees or agents as attorney-in-fact of Borrower, irrevocably and with power of substitution, with authority to take any or all of the following actions upon the occurrence of an Event of Default: (i) with respect to any Pledged Residential Paper, demand, collect, receive, settle, compromise, adjust, foreclose and resell and/or give discharges and releases, all as Bank may determine;
(ii) commence and prosecute any actions in any court for the purposes of collecting amounts owed on Pledged Residential Paper and enforcing any other rights in respect thereof; (iii) defend, settle or compromise any action brought and, in connection therewith, give such discharge or release as Bank may deem appropriate; (iv) receive, open and dispose of mail addressed to Borrower and endorse checks, notes, drafts, acceptances, money orders, bills of lading, warehouse receipts or other instruments or documents evidencing payment made on account of or funds paid relating to Pledged Residential Paper on behalf of and in the name of Borrower; (v) sell, assign, transfer, make any agreement in respect of, or otherwise deal with or exercise rights in respect of, any Pledged Residential Paper as fully and completely as though Bank were the absolute owner thereof for all purposes; (vi) adjust and settle claims under any insurance policy related thereto; and (vii) execute financing statements or amendments thereto or any other documents or writing deemed necessary by Bank to evidence or perfect Bank?s security interest in the Pledged Residential Paper; provided that Bank agrees to furnish copy of any document executed hereunder to Borrower, as applicable, upon request; and (viii) enter on the premises of Borrower in order to exercise any of Bank's rights and remedies. The appointment of Bank as attorney-in-fact is coupled with an interest and is irrevocable.

3.03 No Duty of Bank. Bank shall have no duty as to the collection or protection of the Pledged Residential Paper nor as to the preservation of any rights pertaining thereto. Borrower hereby releases Bank from any claims, causes of action and demands at any time arising out of the Pledged Residential Paper and its use and/or any actions taken by Bank with respect thereto, and Borrower hereby agrees to indemnify Bank and to hold Bank harmless from any and all such claims, causes of action and demands.

3.04 Collection of Pledged Residential Paper. Prior to the Bank exercising its right to collect the Pledged Residential Paper pursuant to this section 3.04, Borrower shall collect with diligence all payments due under the Pledged Residential Paper. After the occurrence of an Event of Default, Borrower shall, at the request of Bank, notify the account debtors of the Pledged Residential Paper provided for in this Agreement and direct such Account Debtors to make all such payments directly to Bank. Bank itself may at any time after the occurrence of an Event of Default, so notify the account debtors and/or collect payments due under the Pledged Residential Paper.

3.05 Perfection and Protection of Liens and Security Interest. Borrower will from time to time deliver to Bank any financing statements, continuation statements, extension agreements and other documents, properly completed and executed (and acknowledged when required) by Borrower in form and substance satisfactory to Bank for the purpose of perfecting confirming, or protecting Bank's security interest and other rights in the Pledged Residential Paper.

3.06 Notice of Assignment. All Pledged Residential Paper and all promissory notes, instruments, documents and other agreements entered into by Borrower and covering any of the use or proceeds of Pledged Residential Paper shall contain (by way of stamp or other means satisfactory to Bank) the following language: "COLLATERALLY ASSIGNED TO LEGACY BANK OF TEXAS".

3.07 Rights in Property Held by the Bank.   As further security
for the prompt satisfaction of all Obligations, the Borrower hereby assigns, transfers, and sets over to the Bank all of its right, title, and interest in and to, and grants the Bank a lien on and a security interest in, all amounts that may be owing, from time to time, by the Bank to the Borrower in any capacity, including, but without limitation, any deposit or other account with the Bank, which lien and security interest shall be independent of, and in addition to, any right of set-off that the Bank has hereunder or otherwise, excluding escrow accounts.

3.08 Priority of Liens. The foregoing liens and security interest in favor of Bank shall be first and prior liens and security interest except for any liens heretofore approved by Bank in writing.

3.09 Financing Statements. Assignments and Deeds of Trust.

(A) The Borrower will:

(1)  Join with the Bank in executing such financing statements
(including amendments thereto and continuation statements thereof), Assignments and any other collateral documents in form satisfactory to the Bank as the Bank, from time to time, may specify;

(2) Pay, or reimburse the Bank for paying, all costs and taxes of filing or recording the same in such public offices as the Bank may designate; and

(3) Take such other steps as the Bank, from time to time, may direct to perfect, to the satisfaction of the Bank, the Bank's interest in the Pledged Residential Paper.

3.10 Residential Paper Draw Agreements. No Draw will be submitted, processed or approved until all of the following special conditions relating to the Draw have been satisfied:

(A) Bank has approved the form/content of any and all Residential
Paper to be pledged to the Bank;

(B) such Pledged Residential Paper has been assigned to Bank as follows:

(1) the promissory notes evidencing the indebtedness have been delivered and endorsed by Borrower to Bank with full recourse against Borrower;

(2) the deeds of trust ("Mortgages") securing payment of such Pledged Residential Paper have been transferred to Bank;

(C) Borrower has delivered a Request for Advance (Exhibit E) and a Borrowing Base Certificate (Exhibit F) in form/content acceptable to Bank;

(D) If required by Lender, Borrower has delivered an estoppel certificate in form/content acceptable to Bank regarding the Pledged Residential Paper;

(E) evidence that each of the Mortgages is an insured first lien has been delivered to Bank (including the original mortgage title insurance policies together with such endorsements as Bank may deem necessary;

(F) the real properties described in each of the Mortgages have been insured against loss by fire and other casualty in the full amount of the indebtedness secured by such Mortgages and Bank is shown as a loss payee in such policies, as its interests may appear;

(G) appraisals relating to the properties described in such Mortgages, and, if the Bank rejects any such appraisals for any reason, in its sole discretion, Borrower shall obtain a current appraisal of any such property, which is deemed satisfactory by the Bank; and

(H) Borrower has submitted to Bank such evidence of such environmental safety and soundness as Bank may request regarding any of the properties described in the Mortgages;

(I) Evidence acceptable to Bank is provided establishing that no Pledged Residential Paper comprising the Borrowing Base is more than sixty (60) days past due, and that the outstanding principal balance of the Loan is not more than 50% of the aggregate outstanding principal balance of the Pledged Residential Paper; and

(J) No Event of Default has occurred hereunder.

3.11 Real Property Described in the Residential Paper. Bank does not make any warranties or representations, expressed or implied with respect to the Pledged Residential Paper or the real property securing the Pledged Residential Paper or its quality, marketability fitness, suitability, or condition; and, Borrower agrees that Bank is not responsible for (and Borrower indemnifies Bank against) any claim, loss, damage, liability or expense of any kind incurred by Bank arising directly or remotely from such real property and/or Pledged Residential Paper or any sale, disposition, use, inadequacy, defect or deficiency thereof.

	Section IV. Covenants, Representations and Warranties of Borrower and
Guarantor

4.01 Agreements. To induce the Bank to enter into this Agreement, the Borrower and Guarantor jointly and severally represent and warrant to and covenant with the Bank as follows:

(A) The Borrower is a real estate investment trust duly organized, validly existing, and in good standing under the laws of the State of Maryland.

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

(C) Borrower and Guarantor are not in default with respect to any of their existing indebtedness, and the making and performance of this Agreement, the Note, and the other Loan Documents will not (immediately or with the passage of time, the giving of notice, or both):

(1) Violate the documents of formation or constitution of the Borrower, or violate any laws or result in a default under any contract, agreement, or instrument to which the Borrower or the Guarantor are a party or by which the Borrower, the Guarantor or their respective properties are bound; or

(2) Result in the creation or imposition of any security interest in, or lien or encumbrance upon, any of the assets of the Borrower except in favor of the Bank;

(D) The Borrower (and Guarantor, to the extent applicable to him) has the power and authority to enter into and perform this Agreement, the Note, and the other Loan Documents, and to incur the obligations herein and therein provided for, and has taken all actions necessary to authorize the execution, delivery, and performance thereof;

(E) This Agreement, the Note, and the other Loan Documents are, or when delivered will be, valid, binding and enforceable in accordance with their respective terms;

(F) Except as otherwise shown herein, there is no pending order, notice, claim, litigation, proceeding, or investigation against or affecting the Borrower or Guarantor, whether or not covered by insurance, that would or could materially or adversely affect the financial condition or business prospects of the Borrower or Guarantor if adversely determined;

(G) As of the date hereof, except for any other indebtedness owed by Borrower to Bank, the Borrower has no material indebtedness of any nature, including, but without limitation, liabilities for taxes and any interest or penalties relating thereto, except the extent disclosed in Borrower's financial statement or disclosed in, or permitted by, this Agreement;

(H) Borrower understands that Borrower only may collect monthly installments due on the Pledged Residential Paper as they mature monthly and then only for so long as an Event of Default has not occurred. All amounts, if any, representing principal prepayments or payoffs and all amounts, if any, collected by Borrower after the occurrence of any Event of Default represent trust funds which are assigned and belong to Bank and which are to be immediately delivered to the Bank, and any retention of such funds by Borrower after the occurrence of an Event of Default shall be deemed a conversion by Borrower of Bank's property, ipso facto;

(I) Borrower will take all actions and pay all costs to keep and maintain the validity, enforceability, security, priority and collectability of the Pledged Residential Paper and will pay all other amounts which may be necessary or desirable to preserve, maintain and protect Bank's interest in the Pledged Residential Paper. Borrower will pay or reimburse Bank for all costs incurred by Bank to document, protect and enforce the Loan including legal fees, mortgage title insurance, etc;

(J) Bank shall have all rights, benefits and remedies provided in the Loan Documents as well as those provided by law and may (but is not obligated to) perform any act or pay any amount which Borrower is required and fails to pay or perform, as the case may be, at the cost and for the account of the Borrower; and, Borrower agrees to reimburse Bank upon demand for any and all such expenditures, together with interest thereon at the highest lawful contract rate together with all cost of collection;

(K) Borrower and Guarantor will take all necessary action to prevent the occurrence of any default/dispute under any agreement or obligation between Borrower or Guarantor and any other persons or entities in connection with any matter including but not limited to the Pledged Residential Paper or any part thereof;

(L) To the best of Borrower's knowledge, no hazardous substances or solid wastes have been disposed of or otherwise released on or to any of the properties described in the Mortgages securing the Pledged Residential Paper. The terms "hazardous substance" and "release" shall have the meanings specified in the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, ("CERCLA"), and the terms "solid waste" and "disposal" (or "disposed") shall have the meanings specified in the Resource Conservation and Recovery Act of 1976, as amended, ("RCRA"); provided, to the extent that the laws of the State of Texas establish a meaning for hazardous substance," "release," "solid waste," or "disposal" which is broader than that specified in either CERCLA or RCRA, such broader meaning shall apply;

(M) Borrower and Guarantor indemnify Bank against any loss to Bank, including without limitation attorney's fees and costs of site investigation and cleanup, incurred by or imposed on Bank as a result of any use, handling, storage, transportation, or disposal of hazardous or toxic materials on or about any property described in the liens comprising the Pledged Residential Paper. This indemnity at the election of Bank shall survive repayment of the Loan and shall continue as long any risk of loss or liability by Bank exists;

(N) As additional security for the punctual payment and performance of the Note, and as part of the security therefor, Borrower hereby grants to Bank a security interest, and a pledge and assignment of, any and all money, property, deposit accounts, accounts, securities, documents, chattel paper, claims, demands, instruments, items or deposits of the Borrower, now held or hereafter coming within Bank's custody or control, including without limitation, all certificates of deposit and other depository accounts whether such have matured or the exercise of Bank's rights result in loss of interest or principal or other penalty on such deposits, but excluding deposits subject to tax penalties if assigned and excluding escrow accounts. Without prior notice or demand upon the Borrower, Bank may exercise its rights granted above at any time when a default has occurred. Bank's rights and remedies under this paragraph shall be in addition to and cumulative of any other rights or remedies at law and equity including, without limitation, any rights of set-off to which Bank may be entitled; and,

(O) Borrower and Guarantor will give immediate written notice to the Bank of (1) any default of Borrower or Guarantor hereunder;
(2) any litigation or proceeding in which it is a party if any adverse decision therein would require it to pay more than $5,000.00 or deliver assets the value of which exceeds such sum (whether or not the claim is considered to be covered by insurance); and (3) the institution of any other suit or proceeding involving it that might materially and adversely affect its operation financial condition, property, or business prospects.

(P) Borrower shall not incur any indebtedness other than indebtedness owed by Borrower to Bank and trade debt incurred and paid in the ordinary course of business, and Borrower shall not assign, pledge, grant any security interests or liens in or otherwise transfer or encumber any of the Residential Paper now owned and held or subsequently acquired by Borrower; it being the intent of this provision that although the Bank shall not have a direct lien or security interest in the Residential Paper which is not or does not become Pledged Residential Paper, such unpledged Residential Paper shall constitute a secondary source of repayment of the Loan, and the continued availability of such unpledged Residential Paper constitutes a material inducement for the Bank to make and advance the loan.

(Q) Borrower currently has and shall maintain at all times throughout the term hereof, a tangible net worth of not less than $10,000,000.00, as determined in accordance with the audited financial statements of Borrower based upon generally accepted accounting principles.

4.02 Survival. All of the covenants representations and warranties set forth in Section 4.01 shall survive until all Obligations are satisfied in full and there remain no outstanding Commitments hereunder; and, in the case of subparagraph 4.01 (M), such indemnity will remain in effect for so long as the risk of loss to be indemnified against exists.

                        Section V. Default

5.01 Events of Default. The occurrence of any one or more of the following events shall constitute an "Event of Default" hereunder:

(A) The Borrower shall fail to pay when due any installment of principal or interest or fee payable hereunder or under the Note or any of the other Loan Documents, and such failure shall continue for a period of ten (10) days;

(B) The Borrower shall fail to observe or perform any other obligation to be observed or performed by it hereunder or under any of the Loan Documents, and such failure shall continue for ten
(10) days after: (1) notice of such failure from Bank; or (2) the Bank is notified of such failure or should have been so notified pursuant to the provision of 4.01 (O), whichever is earlier;

(C) The Borrower shall fail to pay any indebtedness due any third persons, and such failure shall continue beyond any applicable grace period, or the Borrower shall suffer to exist any other event of default under any agreement binding the Borrower;

(D) Any financial statement, representation, warranty, or certificate made or furnished by or with respect to Guarantor or Borrower to the Bank in connection with this Agreement, or as an inducement to the Bank to enter into this Agreement, or in any separate statement or document delivered or to be delivered to the Bank hereunder, shall be materially false, incorrect, or incomplete when made;

(E) The dissolution of Borrower or death of Guarantor, or Borrower shall admit its inability to pay its debts as they mature or shall make an assignment for the benefit of itself or any of its creditors;

(F) Proceedings in bankruptcy, or for reorganization of the Borrower or Guarantor, or for the readjustment of any of their respective debts under the Bankruptcy Code, as amended, or any part thereof, or under any other laws, whether state or federal, for the relief of debtors, now or hereafter existing, shall be commenced against or by the Borrower or Guarantor and, except with respect to any such proceedings instituted by the Borrower, shall not be discharged within thirty (30) days of their commencement;

(G) In Bank's discretion, if any item of Pledged Residential Paper becomes more than sixty (60) days past due without prior substitution of alternative Pledged Residential Paper, or if the aggregate outstanding principal balance of the Pledged Residential Paper shall ever be less than 200% of the outstanding principal balance on the Loan, and such continues uncured for ten (10) days following written notice from Bank;

(H) The Guarantor shall fail to comply fully with the requirements of his Guaranty;

(I) The occurrence of a material adverse change in the financial condition of either the Borrower or the Guarantor; and

(J) The sale, transfer or assignment of any of the assets or properties of the Borrower or the Guarantor except for sales, transfers or assignments of individual assets or properties in the ordinary course of business and for equivalent value received.

The occurrence of any default by Borrower or Guarantor under any other obligations of Borrower to Bank automatically constitutes a default by Borrower under the Loan Documents.

5.02 Acceleration. Immediately, at the option of Bank and without notice, upon the occurrence of an Event of Default specified in the foregoing section 5.01(E) or (F) or at the option of the Bank, but only upon notice to the Borrower, upon the occurrence of any other Event of Default, all obligations, whether hereunder or otherwise, shall immediately become due and payable without further action of any kind.

5.03 Remedies. After any acceleration, as provided for in section
5.02, the Bank shall have, in addition to the rights and remedies given it by this Agreement and the Loan Documents, all those allowed by all applicable laws, including, but without limitation, the Uniform
Commercial Code.

                 Section VI. Release (Reassignment) Agreements

6.01 Bank will release its liens and security interests against the Pledged Residential Paper, (i.e. Bank will reassign without warranty or recourse the Pledged Residential Paper) under the following agreements:

(i)  no default or dispute is pending or threatened under the Loan
Documents;

(ii) such release is documented, recorded and otherwise accomplished without cost to Bank;

(iii) with respect to any request for a partial release of Pledged Residential Paper, the Bank has received (a) substituted Pledged Residential Paper with an outstanding principal balance at least equal to the outstanding principal balance of the Pledged Residential Paper to be released or (b) cash equal to 50% of the outstanding principal balance of the Pledged Residential Paper to be released; or

(iv) the Loan is paid in full and Bank has no further obligation to make advances hereunder.

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

In particular, Borrower will furnish to Bank (and will cause Guarantor to furnish) Financial Statements in form/content acceptable to Bank, as follows:

Borrower:                                         Guarantor

Monthly Status Reports on Pledged                 Annual Statement
Residential Paper;
Monthly Borrowing Base Certificates;
Annual Statement; and
Quarterly Statements

The annual statements of Borrower will be audited by such party's certified public accountant and the quarterly statements of Borrower will be reviewed by such party's certified public accountant. Statements will be prepared in form acceptable to Bank and will include, inter alia complete contingent liability information, cash flow reports and income and expense statements. In addition, Borrower and Guarantor will furnish Bank copies of their current (filed) income tax returns and future returns as and when they are filed with the Internal Revenue Service during the term of the Loan.

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

7.04 Future Advances Secured. The Pledged Residential Paper mentioned herein secures and enforces the payment of the Obligations including but not limited to all sums advanced by Bank to Borrower pursuant to the Note and all other present and future debts, obligations and liabilities of Borrower and/or Guarantor to Bank (a) as principal, surety, endorser, guarantor, accommodation party or otherwise, (b) arising by operation of law or otherwise, (c) as a member of any partnership, joint venture, firm, trust or other association or (d) payable to or in favor of third parties and hereafter acquired by Bank with or without the knowledge, consent or insistence of Borrower, it being contemplated that Borrower and/or Guarantor will from time to time become additionally indebted to Bank all of which indebtedness shall be secured by said Pledged Residential Paper unless and until released by Bank.

7.05 Expenses of the Bank. The Borrower will, on demand, reimburse the Bank for all expenses, including the reasonable fees and expenses of legal counsel for the Bank, incurred by the Bank in connection with the preparation, administration, amendment, modification, or enforcement of this Agreement and the Loan Documents and the collection or attempted collection of the Note.

7.06 Notices. Any notices or consents required or permitted by this Agreement shall be in writing and shall be deemed delivered if delivered in person or if sent by certified mail postage prepaid, return receipt requested, or telegraph to the parties at their address shown by their names below, unless such address is changed by written notice hereunder.

7.07 Waiver Release and Indemnity by the Guarantor and Borrower. To the maximum extent permitted by applicable laws, each of the Guarantor and the Borrower:

(A) Waives (1) protest of all commercial paper at any time held by the Bank on which the Borrower is in any way liable; (2) except as the same may herein be specifically granted, notice of acceleration and of intention to accelerate; and (3) notice and opportunity to be heard, after acceleration before exercise by the Bank of the remedies of self-help, set-off, or of other summary procedures permitted by any applicable laws or by any agreement with the Guarantor or Borrower, and, except where required hereby or by any applicable laws, notice of any other action taken by the Bank;

(B) Releases the Bank and its officers, attorneys, agents, and employees from all claims for loss or damage caused by any act or omission on the part of any of them except for willful misconduct; and

(C) Indemnifies Bank against any loss, claim, cost, damage or liability incurred by Bank in connection with or arising from any failure, breach or default of any statement, warranty, agreement, obligation or agreement of Borrower or Guarantor contained herein or made/delivered to Bank in connection herewith without regard to any act or omission of Bank and waives trial by jury.

7.08 Applicable Law. This Agreement is entered into and performable in Plano, Collin County, Texas and shall be subject to and construed and enforced in accordance with the laws of the State of Texas.

7.09 Binding Effect. Assignment and Entire Agreement. This
Agreement shall inure to the benefit of, and shall be binding upon, the respective successors and permitted assigns of the parties hereto. The Borrower has no right to assign any of its rights or obligations hereunder without the prior written consent of the Bank. This Agreement, including any Exhibits hereto, all of which are hereby incorporated herein by reference, and the documents executed and delivered pursuant hereto, constitute the entire agreement between the parties and may be amended only by a writing signed on behalf of each party.

7.10 Severability. If any provision of this Agreement shall be held invalid under any applicable laws, such invalidity shall not affect any other provision of this Agreement that can be given effect without the invalid provision, and to this end, the provisions hereof are severable.

7.11 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original, but all of which together shall constitute but one and the same instrument.

7.12 Renewal, Increase and Extension. The Loan described and governed hereby is in part a renewal, increase and extension of that certain loan evidenced by a promissory note dated October 28, 1998 in the original principal sum of $1,500,000.00, executed by Borrower, payable to Lender, and secured by the security interest created and described in that certain Revolving Loan Agreement, dated October 28, 1999. The security interests, liens, charges and encumbrances set forth in the security agreement dated October 28, 1998 are hereby carried forward as security interests, liens, charges and encumbrances securing the Loan, and nothing herein contained and nothing done pursuant hereto shall affect or be construed to affect the validity of said security interests, liens, charges or encumbrances or the priority thereof over any other security interests, liens, charges or encumbrances. Further, as a material inducement to cause Lender to execute and deliver this Agreement and extend the Loan, Borrower and Guarantor hereby acknowledge that they hold no existing claims, defenses (personal or otherwise), counterclaims or rights of set-off whatsoever with respect to the loan described in the October 28, 1998 loan agreement.

THIS WRITTEN LOAN AGREEMENT (AND ALL RELATED DOCUMENTS MENTIONED HEREIN OR PREPARED OR APPROVED IN WRITING BY LENDER CONCURRENTLY HEREWITH, INCLUDING THE NOTE) REPRESENTS THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS. OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES. LENDER:


IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the day and year first above written.


Address:                            LEGACY BANK OF TEXAS
3512 Preston Rd.
Dallas, Texas 75093                 By:   /Ken Mixon/
 Ken Mixon
 Its: Vice President

BORROWER:

Address:                            UNITED MORTGAGE TRUST
1701 N. Greenville Avenue
Suite 403                           By: /Christine A. Griffin/
Richardson, Texas 75081                 Christine A. Griffin
Its: President

                                    GUARANTOR:

                                    /Theodore F. Etter, Jr./
                                    Theodore F. Etter, Jr.


THE STATE OF TEXAS

COUNTY OF COLLIN

This instrument was acknowledged before me, on the 23 rd day of March, 1999, by, Ken Mixon, Vice President of Legacy Bank of Texas, on behalf of said bank.

_______________________
Notary Public, State of Texas

My commission expires: _________


THE STATE OF TEXAS

COUNTY OF COLLIN

This instrument was acknowledged before me, on the 23 day of March, 1999, by, Christine Griffin, President of United Mortgage Trust, on behalf of said real estate investment trust.

_______________________
Notary Public, State of Texas

My commission expires: _________




THE STATE OF TEXAS

COUNTY OF COLLIN

This instrument was acknowledged before me, on the 23 rd day of March, 1999, by Theodore F. Etter, Jr.

_______________________
Notary Public, State of Texas

My commission expires:_________






W:\4104\740\REV?LOAN.red	31