Form 10QSB
period 1999-06-30
UNITED MORTGAGE TRUST
filed 1999-08-12
CIK 101390

Form 10-QSB



     [ x ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ending June 30, 1999

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

     Balance Sheets
        June 30, 1999 and December 31, 1998. . . . . . . . .3

     Statements of Income
        Three Months and Six Months Ending
        June 30, 1999 and 1998. . . . . . . . . . . . . . . 4

     Statements of Cash Flows
        Six Months Ending
        June 30, 1999 and 1998. . . . . . . . . . . . . . . 5

     Notes to Financial Statements. . . . . . . .  . . . . .6

Item 2. Management's Discussion and Analysis
  of Results of Operations and Financial Condition . . . . .7

PART II -- OTHER INFORMATION . . . . . . . . . . . . . . . 11

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . 11

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . .12

PART I  -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

BALANCE SHEETS
JUNE 30, 1999 AND DECEMBER 31, 1998
                                           June 30,     December 31,
                                             1999            1998
                                          (unaudited)     (audited)
ASSETS
Cash                                       $    81,978   $    58,054
Investment in residential mortgages
   and contracts for deed                   16,962,805    11,159,863
Interim mortgages                            3,658,050     3,285,023
Accrued interest receivable                    190,000       133,478
Receivable from affiliate (Note 4)               8,537        15,185
Equipment, less accumulated depreciation
     of $1,516 and $1,256, respectively          1,725         1,986
Other assets                                    40,350         5,350
                                           -----------   -----------
Total Assets                               $20,943,445   $14,658,939
                                           ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Line of credit (Note 3)                    4,377,339     1,484,308
  Dividend payable                             191,917       121,164
  Accounts payable & accrued
      liabilities                                2,495         1,519
                                           -----------   -----------
      Total Liabilities                      4,571,751     1,606,991
                                           -----------   -----------

Shareholders' equity:
  Shares of beneficial interest; $.01 par
    Value; 100,000,000 shares authorized
    916,832 and 734,271 shares
    outstanding                                  9,168         7,343
  Additional paid-in capital                16,240,510    12,974,938
  Retained earnings                            122,016        69,667
                                           -----------   -----------
      Total Shareholders' Equity           $16,371,694   $13,051,948
                                           -----------   -----------
Total liabilities & shareholders' equity   $20,943,445   $14,658,939
                                           ===========   ===========

See accompanying notes to financial statements.

STATEMENTS OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDING JUNE 30, 1999 AND 1998

                                Three Months Ended        Six Months Ended
                                    June 30,                   June 30,
                                 1999       1998         1999          1998
                                   (unaudited)               (unaudited)
Income:
  Gain on sale of notes           $ 37,523   $  --        $   38,591    $  --
  Interest income                  586,767    222,756      1,071,216     386,872
                                  --------   --------     ----------    --------
                                   624,290    222,756      1,109,807     386,872
                                  --------   --------     ----------    --------
Expense:
  Salaries and wages                22,360     18,619         38,588      35,066
  General and administrative        60,115     66,423        122,417      95,389
  Interest expense                  85,225      6,160        116,957       9,806
  Expense reimbursement
    from affiliate(Note 4)         (43,164)   (73,125)       (91,224)   (108,939)
                                  --------   --------     ----------    --------
                                   124,536     18,077        186,738      31,322
                                  --------   --------     ----------    --------
Net income                        $499,754   $204,679     $  923,069    $355,550
                                  ========   ========     ==========    ========

Net income per share of
  beneficial interest                $0.56      $0.53          $1.11       $1.08
                                  ========   ========     ==========    ========

Weighted average shares
outstanding                        886,251    386,719        832,316     328,818
                                  ========   ========     ==========    ========

See accompanying notes to financial statements.
Page F2

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDING JUNE 30, 1999 AND 1998
                                                       June 30,
                                                  1999         1998
                                              (unaudited)  (unaudited)
Cash flows from operating activities:
  Net income                                  $   923,069   $ 355,550
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                   260         350
      Discount on mortgage investments
        gain on sale of notes                     (48,664)        --
      Amortization of discount on
        mortgage investments                      (45,886)    (23,509)
      Accrued interest receivable                 (56,522)    (25,690)
      Other assets                                (35,000)     (6,365)
      Accounts payable and accrued
       liabilities                                    976        (827)
        Net cash provided by operating        -----------   ---------
          activities:                             738,233     299,509
                                              -----------   ---------
Cash flows from investing activities:
  Investment in residential mortgages
    and contracts for deed                    (6,458,598)  (2,923,125)
  Principal receipts on residential
    mortgages and contracts for deed             926,305       17,972
  Investment in interim mortgages             (4,856,065)  (2,341,261)
  Principal receipts on interim mortgages      4,483,039    1,443,626
  Loan acquisition costs                        (176,098)     (93,625)
        Net cash used in investing             ---------   ----------
         activities:                          (6,081,417)  (3,896,413)
                                               ---------   ----------
Cash flows from financing activities:
  Proceeds from issuance of shares of
    beneficial interest                        3,267,397     3,917,801
  Net borrowings on credit line                2,893,031       180,194
  Receivable from affiliate                        6,648       (12,394)
  Dividends                                     (799,968)     (301,906)
        Net cash provided by financing        ----------    ----------
          activities:                          5,367,108     3,783,695
                                              ----------    ----------
Net increase in cash                              23,924       186,791

Cash at beginning of period                       58,054           248
                                              ----------    ----------
Cash at end of period                          $  81,978    $  187,039
                                              ----------    ----------
Interest paid                                  $ 116,957    $    6,160
                                              ----------    ----------

See accompanying note to financial statements.

Page F3

                   UNITED MORTGAGE TRUST
               Notes to Financial Statements
                     June 30, 1999

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

2. Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in information disclosed in the notes to the financial statements for the year ending December 31, 1998 included in the Company's 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the Three Months and Six Months ending June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

3. Line of Credit

     On March 23, 1999 the Company renewed and increased its Revolving Loan Agreement (the "Agreement") with Legacy Bank of Texas (the "Bank"), wherein the Company can borrow up to $5,000,000 on a revolving basis for a term of one year from the date of the Agreement. Interest on the outstanding principal balance of the loan is paid monthly at a varying rate per annum of one and one-half percent (1-1/2%) in excess of the Bank's prime rate of interest. The borrowing base in the Agreement is an amount equal to fifty percent (50%) of the aggregate unpaid principal of the Collateral pledged to the Bank. Collateral for the Agreement is $10,000,000 unpaid principal balance of residential mortgages owned by the Company. As security for the prompt satisfaction of all obligations of the Agreement, the Company agreed to assign, transfer and set over to the Bank all of its right, title and interest in and to the Collateral. The outstanding balance of the Revolving Line of Credit was $4,377,339 and $1,484,308 at June 30, 1999 and December 31, 1998, respectively. The Company used the funds to purchase Mortgage Investments.

4. Related Party Transactions

     In 1997 the Company entered into a Funding Agreement with the Advisor whereby the Advisor agreed to fund the Company's general and administrative expenses. In connection with this Agreement, the Company received $43,164 and $73,125 in expense reimbursement for the three months ending June 30, 1999 and 1998, respectively, and $91,224 and $108,939 in expense reimbursements for the six months ending June 30, 1999 and 1998, respectively. In consideration of the Agreement, the Company contributed to the Advisor an amount equal to one-half of one percent (.5%) of the Company's average invested assets for the immediately preceding month.

     The Company also paid the Advisor Acquisition Fees of $97,636 and $35,900 during the three months ending June 30, 1999 and 1998, respectively, and $176,098 and $93,625 during the six months ending June 30, 1999 and 1998, respectively. The fee is calculated at 3% of the unpaid principal balance of the Residential Mortgages as of the purchase date.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDING JUNE 30, 1999 AND 1998

     We were formed on July 12, 1996, however our business operations commenced in March 1997 when the Securities and Exchange Commission issued an order of registration for our initial public offering of Shares. The following tables set forth certain information about the Mortgage Investments that we purchased during the three month and six month periods set forth below.

                                             THREE MONTHS ENDING
                                                 JUNE 30,
                                            1999           1998

RESIDENTIAL MORTGAGES
Purchase price                          $2,177,456     $1,116,085
Total number                                    49             30
Number purchased from affiliates                35             22
Number purchased from other sources             14              8
Blended interest rate                       11.30%         11.52%
Aggregate principal balance             $2,264,637     $1,196,675
Average principal balance                  $46,217        $39,889
Remaining term in months (1)                   352            327
Current yield (1)                           11.75%         12.35%
Purchase price/principal balance (1)        96.15%         93.27%
Investment-to-value ratio (1)(2)            84.60%         81.11%

CONTRACTS FOR DEED
Purchase price                          $1,702,503              0
Total number                                    39              0
Number purchased from affiliates                23              0
Number purchased from other sources             16              0
Blended interest rate                       11.91%              0
Aggregate principal balance             $1,718,459              0
Average principal balance                  $44,063              0
Remaining term in months(1)                    354              0
Current yield (1)                           12.02%              0
Purchase price/principal balance (1)        99.07%              0
Investment-to-value ratio (1)(2)            89.10%              0

INTERIM MORTGAGES
Dollars invested during period          $2,107,720     $1,609,109
Total number participated in
  during period                                 61             62
Number purchased from affiliates                61             62
Number purchased from other sources              0              0
Blended interest rate                       12.75%         12.81%
Remaining term in months                <12 months     <12 months
Current yield at year-end (1)               12.93%         12.99%
Purchase price/principal balance (1)          100%           100%
Investment-to-value ratio (1)(2)               50%            50%

                                             SIX MONTHS ENDING
                                                 JUNE 30,
                                            1999           1998

RESIDENTIAL MORTGAGES
Purchase price                          $4,257,885     $2,923,125
Total number                                    93             73
Number purchased from affiliates                63             55
Number purchased from other sources             30             18
Blended interest rate                       11.29%         11.51%
Aggregate principal balance             $4,432,877     $3,120,822
Average principal balance                  $47,665        $42,752
Remaining term in months (1)                   336            333
Current yield (1)                           11.75%         12.29%
Purchase price/principal balance (1)        96.05%         93.66%
Investment-to-value ratio (1)(2)            84.50%         83.11%

CONTRACTS FOR DEED
Purchase price                           $2,200,713             0
Total number                                     51             0
Number purchased from affiliates                 26             0
Number purchased from other sources              25             0
Blended interest rate                        11.88%             0
Aggregate principal balance              $2,227,904             0
Average principal balance                   $43,684             0
Remaining term in months(1)                     354             0
Current yield (1)                            12.02%             0
Purchase price/principal balance (1)         98.78%             0
Investment-to-value ratio (1)(2)             88.00%             0

INTERIM MORTGAGES
Dollars invested during period          $4,856,065     $2,341,261
Total number participated in
  during period                                144             77
Number purchased from affiliates               144             77
Number purchased from other sources              0              0
Blended interest rate                       12.75%         14.27%
Remaining term in months                <12 months     <12 months
Current yield at year-end (1)               12.93%         14.47%
Purchase price/principal balance (1)          100%           100%
Investment-to-value ratio (1)(2)               50%            50%

(1) These amounts were determined at the time the Mortgage Investments were purchased.

(2) The investment-to-value ratio is determined at the time a Mortgage Investment is acquired and is determined by dividing the amount paid to acquire that Mortgage Investment by the value of the underlying real estate that is security for that Mortgage Investment.

     As of June 30, 1999, our mortgage portfolio in the aggregate consisted of 316 Residential Mortgages and 78 Contracts for Deed. As of the dates of purchase, the portfolio had an unpaid principal balance of $17,192,346, and was purchased for a discounted price of $16,431,726 (95.58% of the unpaid principal balance). The average loan in the portfolio had a blended interest rate of 11.46%, an unpaid principal balance of $44,540, a term remaining of 331 months, a current annual yield of 12.00%, and an investment-to-value ratio of 84.20%. As of June 30, 1999 we had 114 active interim mortgages with a total outstanding principal balance of $3,658,050. The average interim mortgage had a blended interest rate of 12.75%, and unpaid principal balance of $32,000, a term remaining of less than 12 months, a current annual yield of 12.93%, and an investment-to-value of 50%.

     By comparison, our portfolio as of June 30, 1998 consisted of 145 Residential Mortgages and no Contracts for Deed with an unpaid principal balance of $5,944,680, and was purchased for a discounted price of $5,558,651 (93.50% of the unpaid principal balance). The average loan in the portfolio had a blended interest rate of 11.45%, an unpaid principal balance of $40,998, a term remaining of 321 months, a current annual yield of 12.25%, and an investment-to-value ratio of 83.13%. As of June 30, 1998 we had 64 active Interim Mortgages with a total outstanding principal balance of $1,774,911. The average interim mortgage had a blended interest rate of 14.27%, and unpaid principal balance of $27,700, a term remaining of less than 12 months, a current annual yield of 14.47%, and an investment-to-value of 50%.

     All of the properties that are security for the Residential
Mortgages and Interim Mortgages were located in Texas. Each of the properties was adequately covered by a mortgagee title insurance policy and hazard insurance.

THREE MONTHS PERIODS ENDING JUNE 30, 1999 AND 1998

     Our Mortgage Investments generated $624,290 and $222,756 of total income during the quarters ending June 30, 1999 and 1998, respectively. The 180% increase was attributed to the significant addition of Mortgage Investments purchased using Net Offering Proceeds derived from the sale of our Shares during the year proceeding the current period. Expenses of $167,700 in the 1999 quarter were offset by reimbursement from the Advisor to us of $43,164. Expenses of $91,202 in the 1998 quarter were offset by reimbursement from the Advisor of $73,125. The 84% rise in the 1999 quarter was attributed to a significant increase in interest expense commensurate with substantially higher borrowings on our credit line, and to a increase in mortgage service fees generated by the larger portfolio of Mortgage Investments.

      Net income of $499,754 and $204,679 for the quarters ending June 30, 1999 and 1998, respectively, represented a 144% increase. Earnings per weighted average share were $0.56 for the 1999 quarter compared to $0.53 for 1998 quarter.

     Dividends declared and paid per share of beneficial interest for the quarters ending June 30, 1999 and 1998 were $0.504 and $0.520, respectively. Both quarters exceed a 10% annualized rate of return for our shareholders.

SIX MONTH PERIODS ENDING JUNE 30, 1999 AND 1998

     Our Mortgage Investments generated $1,109,807 and $386,872 of total income for the six-month periods ending June 30, 1999 and 1998, respectively. The 187% increase was attributed to the significant addition of Mortgage Investments purchased using Net Offering Proceeds derived from the sale of our Shares during the year proceeding the current period. Expenses of $277,962 in the 1999 six-month period were offset by reimbursement from the Advisor to us of $91,224. Expenses of $140,261 in the comparable 1998 period were offset by reimbursement from the Advisor of $108,939. The 98% rise in the 1999 period was attributed to a significant increase in interest expense commensurate with substantially higher borrowings on our credit line, and to a increase in mortgage service fees generated by the larger portfolio of Mortgage Investments.

      Net income of $923,069 and $355,550 for the six-month periods ending June 30, 1999 and 1998, respectively, represented a 160%
increase. Earnings per weighted average share were $1.11 for the 1999 period compared to $1.08 for 1998 period.

     Dividends declared and paid per share of beneficial interest for the six months ending June 30, 1999 and 1998 were $1.01 and $1.05, respectively. Both quarters exceed a 10% annualized rate of return for our shareholders.

     As of June 30, 1999, 10 of our Mortgage Investments, or 1.97% of our active portfolio, were in default. This compares to 3 defaulted investments at June 30, 1998, or 1.43% of our active portfolio. As a result of the recourse provisions under which the Mortgage Investments were purchased, we did not experience a loss of interest income due to the defaults in either quarter.

CAPITAL RESOURCES AND LIQUIDITY FOR THE THREE MONTHS AND SIX MONTHS ENDING JUNE 30, 1999 AND 1998

     We utilize funds made available from the sale of our Shares, funds made available on our bank line of credit and payment of principal on our Mortgage Investments to purchase Mortgage
Investments.

      The following tables set forth certain information concerning sources of capital during the three month and six month period ending June 30, 1999 and 1998.

                                              THREE MONTH PERIODS
                                                ENDING JUNE 30,
                                             1999             1998
Shares issued                                   111,691           93,723
Number of new shareholders                           47               69
Gross offering proceeds                      $2,233,820       $1,874,460
Net offering proceeds (after deduction
  of selling commissions and fees)           $1,999,016       $1,677,337
Principal receipts from Residential
  Mortgages and Contracts for Deed             $772,479          $10,953
Principal receipts from Interim Mortgages    $1,961,906       $1,030,884
Net borrowing from credit line               $1,508,339          $(7,061)

                                               SIX MONTH PERIODS
                                                ENDING JUNE 30,
                                             1999             1998
Shares issued                                   182,561          218,909
Number of new shareholders                           90              128
Gross offering proceeds                      $3,651,220       $4,378,180
Net offering proceeds (after deduction
  of selling commissions and fees)           $3,267,332       $3,917,801
Principal receipts from Residential
  Mortgages and Contracts for Deed             $926,305          $21,891
Principal receipts from Interim Mortgages    $4,483,039       $1,443,626
Net borrowing from credit line               $2,893,031         $180,194


     We use a combination of Net Offering Proceeds, borrowing on our credit line and payments of principal on our Mortgage Investments to purchase new Mortgage Investments.

     During the quarters ending June 30, 1999 and 1998 we purchased
149 Mortgage Investments for a purchase price of $5,984,174 and 92
Mortgage Investments for a purchase price of $2,725,194, respectively.

     During the six months ending June 30, 1999 and 1998 we purchased
288 Mortgage Investments for a purchase price of $11,314,627 and 150
Mortgage Investments for a purchase price of $5,264,386, respectively.

     As of June 30, 1999, we had sold an aggregate total of 906,832
Shares for Gross Offering Proceeds of $18,136,640 and Net Offering
Proceeds to us of $16,224,618. Total shares outstanding at June 30, 1999 were 916,832, which included 10,000 sold to the Advisor before the public offering commenced. This compares to an aggregate total of 411,417 Shares for Gross Offering Proceeds of $8,228,340 and Net
Offering Proceeds to us of $7,362,799 as of June 30, 1998. Total shares outstanding at June 30, 1998 were 421,417, which included
10,000 sold to the Advisor before the public offering commenced.

      On March 23, 1999 we renewed and increased our Revolving Loan
Agreement (the "Legacy Agreement") with Legacy Bank of Texas, a Texas
State Bank ("Legacy"), wherein we could borrow up to $5,000,000 on a revolving basis for a term of one year from the date of the agreement.
Interest on the outstanding principal balance of the loan was paid monthly at a varying rate per annum which was one and one-half percent
(1-1/2%) above the "Wall Street Journal Prime" rate of interest. As security for the prompt satisfaction of all obligations of the Legacy
Agreement, we pledged through collateral assignment $10,000,000 of residential mortgages. The outstanding loan balance at June 30, 1999 was $4,377,339.

YEAR 2000 ISSUES

     Certain computer programs and embedded logic devices that utilize two digits rather than four to define the applicable year may fail to properly recognize date sensitive information when the year changes to 2000 (the "Year 2000 Issue").

     We are conducting a comprehensive review to determine if the Year
2000 Issue will affect our computer system. We currently believe that we do not face "legacy" computer systems and software issues because we commenced operations within the past five years. Thus, we do not anticipate incurring internal Year 2000 Issue costs that would be material to our financial position, results of operations, or cash flows in future periods. Through June 30, 1999, we incurred less than $1,000 of expenses in connection with our review of the Year 2000
Issue.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits - None
(b) Reports on Form 8-K

     During the period covered by this report, the Company filed reports on Form 8-K dated April 30, 1999 and June 21, 1999 to report the status of its offering of shares.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                    UNITED MORTGAGE TRUST
                                        (Registrant)

Date:  August 13, 1999             /S/Christine A. Griffin
                                      Christine A. Griffin
                                           President


