Form 10QSB
period 1999-09-30
UNITED MORTGAGE TRUST
filed 1999-11-09
CIK 101390

Form 10-QSB



     [ x ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1999

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


PART I  -- FINANCIAL INFORMATION . . . . . . . . . . . . . .3

Item 1. Financial Statements . . . . . . . . . . . . . . . .3

     Balance Sheets
        September 30, 1999 and December 31, 1998.  . . . . .3

     Statements of Income
        Three Months and Nine Months Ended
        September 30, 1999 and 1998. . . . . . . . . . . . .4

     Statements of Cash Flows
        Nine Months Ended
        September 30, 1999 and 1998. . . . . . . . . . . . .5

     Notes to Financial Statements. . . . . . . .  . . . . .6

Item 2. Management's Discussion and Analysis
  of Results of Operations and Financial Condition . . . . .8

PART II -- OTHER INFORMATION . . . . . . . . . . . . . . . 12

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . 12

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . .12

PART I  -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

BALANCE SHEETS
SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                           SEPT. 30,       DEC. 31,
                                             1999            1998
                                          (unaudited)     (audited)
ASSETS
Cash                                       $    49,578   $    58,054
Investment in residential mortgages
   and contracts for deed                   19,661,929    11,159,863
Interim mortgages                            4,126,848     3,285,023
Accrued interest receivable                    214,709       133,478
Receivable from affiliate (Note 4)              22,645        15,185
Equipment, less accumulated depreciation
     of $1,646 and $1,256, respectively          1,596         1,986
Other assets                                    40,350         5,350
                                           -----------   -----------
Total Assets                               $24,117,655   $14,658,939
                                           ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Line of credit (Note 3)                    5,000,000     1,484,308
  Dividend payable                             199,928       121,164
  Accounts payable & accrued
      liabilities                                  169         1,519
                                           -----------   -----------
      Total Liabilities                      5,200,097     1,606,991
                                           -----------   -----------

Shareholders' equity:
  Shares of beneficial interest; $.01 par
    Value; 100,000,000 shares authorized
    1,046,629 and 734,271 shares
    outstanding                                 10,466         7,343
  Additional paid-in capital                18,755,921    12,974,938
  Retained earnings                            151,171        69,667
                                           -----------   -----------
      Total Shareholders' Equity           $18,917,558   $13,051,948
                                           -----------   -----------
Total liabilities & shareholders' equity   $24,117,655   $14,658,939
                                           ===========   ===========

See accompanying notes to financial statements.

STATEMENTS OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED
SEPTEMBER 30, 1999 AND 1998

                                Three Months Ended        Nine Months Ended
                                    Sept. 30,                   Sept. 30,
                                 1999       1998         1999          1998
                                   (unaudited)               (unaudited)
Income:
  Interest income                 $683,567   $313,275     $1,754,784    $700,147
  Gain (loss)on sale
    of notes                       (12,032)     4,533         26,559       4,533
                                  --------   --------     ----------    --------
                                   671,535    317,808      1,781,343     704,680
                                  --------   --------     ----------    --------
Expense:
  Salaries and wages                26,134     16,148         64,722      29,832
  General and administrative        66,673     45,311        189,091     162,082
  Interest expense                 114,706      7,416        231,663      17,222
  Expense reimbursement
    from affiliate(Note 4)         (49,145)   (41,223)      (140,369)   (150,161)
                                  --------   --------     ----------    --------
                                   158,368     27,652        345,107      58,975
                                  --------   --------     ----------    --------
Net income                        $513,167   $290,156     $1,436,236    $645,705
                                  ========   ========     ==========    ========

Net income per share of
  beneficial interest                $0.52      $0.52          $1.62       $1.60
                                  ========   ========     ==========    ========

Weighted average shares
outstanding                        995,116    555,169        886,583     404,269
                                  ========   ========     ==========    ========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1999 AND 1998
                                                       Sept. 30,
                                                  1999         1998
                                              (unaudited)  (unaudited)
Cash flows from operating activities:
  Net income                                  $ 1,436,236   $ 645,705
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                   390         525
      Discount on mortgage investments
        gain on sale of notes                     (40,124)     (4,533)
      Amortization of discount on
        mortgage investments                      (71,973)    (38,988)
      Accrued interest receivable                 (81,231)    (60,492)
      Other assets                                (35,000)     (6,365)
      Accounts payable and accrued
       liabilities                                 (1,350)      4,174
        Net cash provided by operating        -----------   ---------
          activities:                           1,206,948     540,026
                                              -----------   ---------
Cash flows from investing activities:
  Investment in residential mortgages
    and contracts for deed                    (9,534,684) (5,586,840)
  Principal receipts on residential
    mortgages and contracts for deed           1,402,256      118,389
  Investment in interim mortgages             (7,143,937)  (4,879,279)
  Principal receipts on interim mortgages      6,302,113    2,871,414
  Loan acquisition costs                        (257,540)    (173,674)
        Net cash used in investing             ---------   ----------
         activities:                          (9,231,792)  (7,649,990)
                                               ---------   ----------
Cash flows from financing activities:
  Proceeds from issuance of shares of
    beneficial interest                        5,784,106     7,351,106
  Net borrowings on credit line                3,515,691       293,000
  Receivable from affiliate                       (7,460)        7,116
  Dividends                                   (1,275,969)     (540,266)
        Net cash provided by financing        ----------    ----------
          activities:                          8,016,368     7,110,956
                                              ----------    ----------
Net increase in cash                              (8,476)          992

Cash at beginning of period                       58,054           248
                                              ----------    ----------
Cash at end of period                          $  49,578    $    1,240
                                              ----------    ----------
Interest paid                                  $ 231,663    $   17,222
                                              ----------    ----------

See accompanying note to financial statements.

                   UNITED MORTGAGE TRUST
               Notes to Financial Statements
                     September 30, 1999

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

     Operations commenced on March 5, 1997 when the Securities and Exchange Commission gave approval for the Company's initial public offering of shares. The Company is currently offering up to 2,500,000 shares at an offering price of $20 per share.

2. Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in information disclosed in the notes to the financial statements for the year Ended December 31, 1998 included in the Company's 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months and nine months Ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year Ended December 31, 1999.

3. Line of Credit

     On March 23, 1999 the Company renewed and increased its Revolving Loan Agreement (the "Agreement") with Legacy Bank of Texas (the "Bank"), wherein the Company can borrow up to $5,000,000 on a revolving basis for a term of one year from the date of the Agreement. Interest on the outstanding principal balance of the loan is paid monthly at a varying rate per annum of one and one-half percent (1-1/2%) in excess of the Bank's prime rate of interest. The borrowing base in the Agreement is an amount equal to fifty percent (50%) of the aggregate unpaid principal of the Collateral pledged to the Bank. Collateral for the Agreement is $10,000,000 unpaid principal balance of residential mortgages owned by the Company. As security for the prompt satisfaction of all obligations of the Agreement, the Company agreed to assign, transfer and set over to the Bank all of its right, title and interest in and to the Collateral. The outstanding balance of the Revolving Line of Credit was $5,000,000 and $1,484,308 at September 30, 1999 and December 31, 1998, respectively. The Company used the funds to purchase Mortgage Investments.

4. Related Party Transactions

     In 1997 the Company entered into a Funding Agreement with the Advisor whereby the Advisor agreed to fund the Company's general and administrative expenses. In connection with this Agreement, the Company received $49,145 and $41,223 in expense reimbursement for the three months ended September 30, 1999 and 1998, respectively, and $140,369 and $150,161 in expense reimbursements for the nine months ended September 30, 1999 and 1998, respectively. In consideration of the Agreement, the Company contributed to the Advisor an amount equal to one-half of one percent (.5%) of the Company's average invested assets for the immediately preceding month.

     The Company also paid the Advisor Acquisition Fees of $81,442 and $80,049 during the three months ended September 30, 1999 and 1998, respectively, and $257,540 and $173,674 during the nine months ended September 30, 1999 and 1998, respectively. The fee is calculated at 3% of the unpaid principal balance of the Residential Mortgages as of the purchase date.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED
SEPTEMBER 30, 1999 AND 1998

     We were formed on July 12, 1996, however our business operations commenced in March 1997 when the Securities and Exchange Commission issued an order of registration for our initial public offering of shares. The following tables set forth certain information about the Mortgage Investments that we purchased during the three month and nine month periods set forth below.

                                             THREE MONTHS ENDED
                                               SEPTEMBER 30,
                                        1999                 1998
                                        -------------------------
RESIDENTIAL MORTGAGES
Purchase price                          $1,354,822     $2,605,245
Total number                                    29             64
Number purchased from affiliates                22             37
Number purchased from other sources              7             27
Blended interest rate                       11.35%         11.55%
Aggregate principal balance             $1,408,853     $2,713,951
Average principal balance                  $48,581        $42,399
Remaining term in months (1)                   342            329
Current yield (1)                           11.80%         12.03%
Purchase price/principal balance (1)        96.16%         95.99%
Investment-to-value ratio (1)(2)            83.80%         84.00%

CONTRACTS FOR DEED
Purchase price                          $1,753,695              0
Total number                                    39              0
Number purchased from affiliates                10              0
Number purchased from other sources             29              0
Blended interest rate                       11.89%              0
Aggregate principal balance             $1,776,763              0
Average principal balance                  $44,967              0
Remaining term in months(1)                    355              0
Current yield (1)                           12.05%              0
Purchase price/principal balance (1)        98.70%              0
Investment-to-value ratio (1)(2)            87.00%              0

INTERIM MORTGAGES
Dollars invested during period          $2,287,872     $2,559,179
Total number participated in
  during period                                 61             76
Number purchased from affiliates                61             76
Number purchased from other sources              0              0
Blended interest rate                       12.75%         13.86%
Remaining term in months                <12 months     <12 months
Current yield at year-end (1)               12.93%         13.67%
Purchase price/principal balance (1)          100%           100%
Investment-to-value ratio (1)(2)               52%            46%

                                            NINE MONTHS ENDED
                                               SEPTEMBER 30,
                                        1999                  1998
                                        --------------------------
RESIDENTIAL MORTGAGES
Purchase price                          $4,257,885     $5,528,370
Total number                                    93            137
Number purchased from affiliates                63             92
Number purchased from other sources             30             45
Blended interest rate                       11.29%         11.53%
Aggregate principal balance             $4,432,877     $5,834,773
Average principal balance                  $47,665        $40,355
Remaining term in months (1)                   336            331
Current yield (1)                           11.75%         12.17%
Purchase price/principal balance (1)        96.05%         94.75%
Investment-to-value ratio (1)(2)            84.50%         83.54%

CONTRACTS FOR DEED
Purchase price                           $2,200,713             0
Total number                                     51             0
Number purchased from affiliates                 26             0
Number purchased from other sources              25             0
Blended interest rate                        11.88%             0
Aggregate principal balance              $2,227,904             0
Average principal balance                   $43,684             0
Remaining term in months(1)                     354             0
Current yield (1)                            12.02%             0
Purchase price/principal balance (1)         98.78%             0
Investment-to-value ratio (1)(2)             88.00%             0

INTERIM MORTGAGES
Dollars invested during period          $4,856,065     $4,884,571
Total number participated in
  during period                                144            158
Number purchased from affiliates               144            158
Number purchased from other sources              0              0
Blended interest rate                       12.75%         13.34%
Remaining term in months                <12 months     <12 months
Current yield at year-end (1)               12.93%         13.16%
Purchase price/principal balance (1)          100%           100%
Investment-to-value ratio (1)(2)               52%            46%

(1) These amounts were determined at the time the Mortgage Investments were purchased.

(2) The investment-to-value ratio is determined at the time a Mortgage Investment is acquired and is determined by dividing the amount paid to acquire that Mortgage Investment by the value of the underlying real estate that is security for that Mortgage Investment.

     As of September 30, 1999, our mortgage portfolio in the aggregate consisted of 341 Residential Mortgages and 110 Contracts for Deed. As of the dates of purchase, the portfolio had an unpaid principal balance of $19,899,168 purchased for a discounted price of $19,082,361 (95.90% of the unpaid principal balance). The average loan in the portfolio had a blended interest rate of 11.49%, an unpaid principal balance of $44,122, a term remaining of 339 months, a current annual yield of 11.98%, and an investment-to-value ratio of 84.40%. As of September 30, 1999 we had 116 active interim mortgages with a total outstanding principal balance of $4,126,848. The average interim mortgage had a blended interest rate of 12.75%, and unpaid principal balance of $35,576, a term remaining of less than 12 months, a current annual yield of 12.93%, and an investment-to-value of 52%.

     By comparison, our portfolio as of September 30, 1998 consisted of 209 Residential Mortgages and no Contracts for Deed with an unpaid principal balance of $8,658,631, and was purchased for a discounted price of $8,163,896 (94.29% of the unpaid principal balance). The average loan in the portfolio had a blended interest rate of 11.48%, an unpaid principal balance of $41,425, a term remaining of 323 months, a current annual yield of 12.18%, and an investment-to-value ratio of 83.4%. As of September 30, 1998 we had 80 active Interim Mortgages with a total outstanding principal balance of $2,885,140. The average interim mortgage had a blended interest rate of 13.16%, and unpaid principal balance of $36,064, a term remaining of less than 12 months, a current annual yield of 13.34%, and an investment-to-value of 46%.

     All of the properties that are security for the Residential
Mortgages and Interim Mortgages were located in Texas. Each of the properties was adequately covered by a mortgagee title insurance policy and hazard insurance.

THREE MONTHS PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

     Our Mortgage Investments generated $671,535 and $317,808 of total income during the quarters ended September 30, 1999 and 1998, respectively. The 111% increase was attributed to the significant addition of Mortgage Investments purchased using Net Offering Proceeds derived from the sale of our Shares during the year proceeding the current period. Expenses of $207,514 in the 1999 quarter were offset by reimbursement from the Advisor to us of $49,145. Expenses of $68,875 in the 1998 quarter were offset by reimbursement from the Advisor of $41,223. The 201% rise in the 1999 quarter was attributed to a significant increase in interest expense commensurate with substantially higher borrowings on our credit line, and to a increase in mortgage service fees generated by the larger portfolio of Mortgage Investments.

      Our net income of $513,167 and $290,156 for the quarters ended September 30, 1999 and 1998, respectively, represented a 77% increase. Earnings per weighted average share of beneficial interest were $0.52 for both the 1999 and 1998 quarters.

     We declared and paid dividends per share of beneficial interest for the quarters ended September 30, 1999 and 1998 of $0.50, which exceeded a 10% annualized rate of return for our shareholders.

NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

     Our Mortgage Investments generated $1,781,343 and $704,680 of total income for the nine-month periods ended September 30, 1999 and 1998, respectively. The 153% increase was attributed to the significant addition of Mortgage Investments purchased using Net Offering Proceeds derived from the sale of our Shares during the year proceeding the current period. Expenses of $485,476 in the 1999 nine-month period were offset by reimbursement from the Advisor to us of $140,369. Expenses of $209,136 in the comparable 1998 period were offset by reimbursement from the Advisor of $150,161. The 132% rise in the 1999 period was attributed to a significant increase in interest expense commensurate with substantially higher borrowings on our credit line, and to a increase in mortgage service fees generated by the larger portfolio of Mortgage Investments.

      Our net income of $1,436,236 and $645,705 for the nine-month periods ended September 30, 1999 and 1998, respectively, represented a 122% increase. Resulting earnings per weighted average share were $1.62 compared to $1.60 for the respective periods.

     We declared and paid dividends per share of beneficial interest for the nine months ended September 30, 1999 and 1998 of $1.51 and $1.55, respectively. During both quarters we exceeded a 10% annualized rate of return for our shareholders.

     As of September 30, 1999, 17 of our Mortgage Investments, or 3.0% of our active portfolio of 567 loans, were in default. This compares to 11 defaulted investments at September 30, 1998, or 3.81% of our active portfolio of 289 loans. As a result of the recourse provisions under which the Mortgage Investments were purchased, we did not experience a loss of interest income due to the defaults in either quarter.

CAPITAL RESOURCES AND LIQUIDITY FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     We utilize funds made available from the sale of our Shares, funds made available on our bank line of credit and repayment of principal on our Mortgage Investments to purchase Mortgage
Investments.

      The following tables set forth certain information concerning sources of capital during the three month and Nine month period ended September 30, 1999 and 1998.

                                                 THREE MONTH PERIODS
                                                 ENDED SEPTEMBER 30,
                                             1999                   1998
                                             ---------------------------
Shares issued                                   129,797          186,845
Number of new shareholders                           57               88
Gross offering proceeds                      $2,595,940       $3,736,900
Net offering proceeds (after deduction
  of selling commissions and fees)           $2,323,141       $3,343,946
Principal receipts from Residential
  Mortgages and Contracts for Deed             $478,951         $100,416
Principal receipts from Interim Mortgages    $1,819,074       $1,427,788
Net borrowing from credit line                 $622,661         $112,807

                                                 NINE MONTH PERIODS
                                                 ENDED SEPTEMBER 30,
                                             1999                   1998
                                             ---------------------------
Shares issued                                   312,358          405,754
Number of new shareholders                          147              216
Gross offering proceeds                      $6,247,160       $8,115,080
Net offering proceeds (after deduction
  of selling commissions and fees)           $5,590,473       $7,261,747
Principal receipts from Residential
  Mortgages and Contracts for Deed           $1,402,256         $118,389
Principal receipts from Interim Mortgages    $6,302,113       $2,871,414
Net borrowing from credit line               $3,515,691         $293,000


     We use a combination of Net Offering Proceeds, borrowing on our credit line and payments of principal on our Mortgage Investments to purchase new Mortgage Investments.

     During the quarters ended September 30, 1999 and 1998 we purchased 129 Mortgage Investments for a purchase price of $5,396,389 and 140 Mortgage Investments for a purchase price of $5,164,424, respectively.

     During the nine months ended September 30, 1999 and 1998 we purchased 288 Mortgage Investments for a purchase price of $11,314,627 and 295 Mortgage Investments for a purchase price of $10,412,941, respectively.

     As of September 30, 1999, we had sold an aggregate total of 1,036,629 Shares for Gross Offering Proceeds of $20,732,580 and Net
Offering Proceeds to us of $18,547,759. Total shares outstanding at September 30, 1999 were 1,046,629, which included 10,000 sold to the Advisor before the public offering commenced. This compares to an aggregate total of 598,262 Shares for Gross Offering Proceeds of $11,965,240 and Net Offering Proceeds to us of $10,706,745 as of September 30, 1998. Total shares outstanding at September 30, 1998 were 608,262, which included 10,000 sold to the Advisor before the public offering commenced.

      On March 23, 1999 we renewed and increased our Revolving Loan
Agreement (the "Legacy Agreement") with Legacy Bank of Texas, a Texas
State Bank ("Legacy"), wherein we could borrow up to $5,000,000 on a revolving basis for a term of one year from the date of the agreement.
Interest on the outstanding principal balance of the loan was paid monthly at a varying rate per annum which was one and one-half percent
(1-1/2%) above the "Wall Street Journal Prime" rate of interest. As security for the prompt satisfaction of all obligations of the Legacy
Agreement, we pledged through collateral assignment $10,000,000 of residential mortgages. The outstanding loan balance at September 30, 1999 was $5,000,000.

YEAR 2000 ISSUES

     Certain computer programs and embedded logic devices that utilize two digits rather than four to define the applicable year may fail to properly recognize date sensitive information when the year changes to 2000 (the "Year 2000 Issue").

     We are conducting a comprehensive review to determine if the Year
2000 Issue will affect our computer system. We currently believe that we do not face "legacy" computer systems and software issues because we commenced operations within the past five years. Thus, we do not anticipate incurring internal Year 2000 Issue costs that would be material to our financial position, results of operations, or cash flows in future periods. Through September 30, 1999, we incurred less than $1,000 of expenses in connection with our review of the Year 2000
Issue.

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

(a) Exhibits - None
(b) Reports on Form 8-K - None

     During the period covered by this report, the Company filed reports on Form 8-K dated April 30, 1999 and June 21, 1999 to report the status of its offering of shares.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                    UNITED MORTGAGE TRUST
                                        (Registrant)

Date:  November 5, 1999             /S/Christine A. Griffin
                                      Christine A. Griffin
                                           President





