Form 10KSB
period 1999-12-31
UNITED MORTGAGE TRUST
filed 2000-03-30
CIK 101390

Washington, D.C. 20549

                                  FORM 10-KSB

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required) for the Fiscal Year Ended December 31, 1999.

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

            5740 Prospect Avenue, Suite 1000, Dallas TX 75206
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

                   Yes __X___                  No_____

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     The Registrant's revenues for the year ended December 31, 1999 were $2,502,504.

     As of February 15, 2000, 1,242,957 shares of the Registrant's Common Stock were outstanding. However, there is currently no trading market for the Shares.

                   DOCUMENTS INCORPORATED BY REFERENCE
                                   None

Transitional Small Business Disclosure Format Yes /___/  No / X /

                               TABLE OF CONTENTS

                                                                         Page
PART I

Item 1. Description of Business............................................3

Item 2. Description of Property...........................................46

Item 3. Legal Proceedings.................................................48

Item 4. Submission of Matters to a Vote of Security Holders...............48

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters..........49

Item 6. Management's Discussion and Analysis of Financial
        Condition Of The Company..........................................50

Item 7. Financial Statements..............................................53

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

Item 9. Directors, Executive Officers, Promoters and Control
        Persons; Compliance With Section 16(a) of the Exchange Act........66

Item 10. Executive Compensation...........................................71

Item 11. Security Ownership of Certain Beneficial Owners
         and Management...................................................73

Item 12. Certain Relationships and Related Transactions...................73

Item 13. Exhibits and Reports on Form 8-K.................................77

                                      PART I

ITEM 1. DESCRIPTION OF BUSINESS.

                                     GENERAL

     United Mortgage Trust is a Maryland real estate investment trust formed on July 12, 1996 which operates as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). We had the initial closing of the sale of shares of our initial public offering on August 8, 1997. Our principal executive offices are located at 5740 Prospect Avenue, Suite 1000, Dallas, Texas 75206, telephone number (214) 237-9305.

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

     We invest exclusively in the following types of investments: (1) first lien, fixed rate mortgages secured by single-family residential property throughout the United States (we refer to those investments as "Residential Mortgages"); (2) the seller's unencumbered interest in fixed rate contracts for deed (also known as land contracts) for the purchase of single-family residential property throughout the United States (we refer to those investments as "Contracts for Deed"); and (3) loans of 12 months or less in term, made to investors for the purchase, renovation and sale of single-family homes (we refer to those investments as "Interim Mortgages"). Any reference in this Form 10-KSB to "Mortgage Investments" will refer to Residential Mortgages, Contracts for Deed and Interim Mortgages. Most, if not all, of the Residential Mortgages and Contracts for Deed will not be insured or guaranteed by a federally owned or guaranteed mortgage agency and will involve borrowers who do not satisfy all of the income ratios, credit record criteria, loan-to-value ratios, employment history and liquidity requirements of conventional mortgage financing

     We produce net interest income on our Mortgage Investments while maintaining strict cost controls in order to generate net income for monthly distribution to our shareholders. We operate in a manner that will permit us to qualify as a REIT for federal income tax purposes. As a result of REIT status, we would be permitted to deduct dividend distributions we pay to our shareholders, thereby effectively eliminating the "double taxation" that generally results when a corporation earns income and distributes that income to stockholders in the form of dividends.

     We are self-administered with our President managing our day-to-day operations, subject to the supervision of our Board of Trustees. We use the services of Mortgage Trust Advisors, Inc., a Texas corporation formed on June 11, 1996, to act as our advisor in selecting the investments we purchase. The Advisor is owned and controlled by Todd F. Etter, Dan H. Hill, James P. Hollis and Timothy J. Kopacka. Mr. Hill is an Affiliate of First Financial United Investment Ltd., L.L.P., ("First United") one of the Selling Group Managers that is handling the sale of our Shares to the public. Mr. Etter is an Affiliate of South Central Mortgage, Inc. ("SCMI"), a Texas corporation that sells Mortgage Investments to us and services some of our Residential Mortgages. Mr. Etter is also an Affiliate of Capital Reserve Corp. ("CRC"), a Texas corporation that sells Interim Mortgages to us and services those Interim Mortgages for us.

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

     We use the services of SCMI and nonaffiliated third parties to service the Mortgage Investments we acquire. The servicing of the Mortgages Investments includes the collection of monthly payments from the borrower, the distribution of all principal and interest to us, the payment of all real estate taxes and insurance to be paid out of escrow, regular distribution of information regarding the application of all funds received and enforcement of collection for all delinquent accounts, including foreclosure of those accounts when and as necessary.

                   PROCEEDS FROM PUBLIC OFFERING OF SHARES

     On March 5, 1997, we commenced a public offering of a maximum of 2,500,000 Shares of Beneficial Interest, par value $.01 per share (the "Shares"). The public offering is continuing with the Shares being distributed on a "best efforts" basis by First Financial United Investments Ltd., L.L.P. ("First United") and IMS Securities, Inc. ("IMS Securities") (First United and IMS Securities are collectively referred to herein as the "Selling Group Managers") and other broker-dealer firms that are members of the National Association of Securities Dealers, Inc. ("NASD") and selected by the Selling Group Managers.

     On March 2, 1999 our Board of Trustees unanimously agreed to extend the offering period of our public offering which was due to terminate on March 5, 1999. We have extended the offering period to December 31, 2000, or until 2,500,000 shares have been sold, whichever occurs earlier.

     Pursuant to the prospectus for the public offering, the subscription payments by investors were held in an escrow account at Chase Bank, National Association (the "Escrow Agent" and now known as Chase Bank) until the sale of at least 125,000 Shares to a minimum of 100 investors independent of our Company and of each other. On August 8, 1997, those requirements were satisfied and we closed the initial sale of 126,863 Shares. After the first closing in August 1997, additional closings have occurred on the first day and fifteenth day of each subsequent month and will continue on this basis (or more frequently) in the future until the termination of the offering of the Shares. The subscription proceeds that are received from investors are held in escrow until the next closing and interest earned on those subscription proceeds pending that closing will be distributed to each subscriber, pro rata, calculated based upon the number of days each subscriber's funds are held in escrow, subject to any applicable withholding provisions of the Code.

     During the year ended December 31, 1999, we sold a total of 451,273 Shares in our public offering for Gross Offering Proceeds of $9,025,460. From the Gross Offering Proceeds, we paid $948,564 in commissions and other offering expenses and received Net Offering Proceeds of $8,076,896. By comparison, during 1998 we sold a total of 531,763 Shares in our public offering for Gross Offering Proceeds of $10,635,260. From the Gross Offering Proceeds, we paid $1,122,968 in commissions and other offering expenses and received Net Offering Proceeds of $9,512,292.

     We use our best efforts to invest or commit for investment the full amount of Net Offering Proceeds within 60 days of their receipt. Any Net Offering Proceeds not immediately invested in Mortgage Investments will be temporarily invested in short term investments appropriate for a trust account or investments which yield "qualified temporary investment income" within the meaning of Section 856(c)(6)(D) of the Code or other investments which invest directly or indirectly in any of the foregoing (such as repurchase agreements collateralized by any of the foregoing types of securities) and/or such investments necessary for us to maintain our REIT qualification or in short term highly liquid investments such as in investments with banks having assets of at least $50,000,000, savings accounts, bank money market accounts, certificates of deposit, bankers' acceptances or commercial paper rated A-1 or better by Moody's Investors Service, Inc., or securities issued, insured or guaranteed by the United States government or government agencies, or in money market funds having assets in excess of $50,000,000 which invest directly or indirectly in any of the foregoing.

                        INVESTMENT OBJECTIVES AND POLICIES

INVESTMENT POLICY

     Our primary investment policy is to purchase Residential Mortgages, Contracts for Deed and Interim Mortgages secured by single-family homes. A significant portion of the home buying public is unable to qualify for government insured or guaranteed or conventional mortgage financing. Strict income ratios, credit record criteria, loan-to-value ratios, employment history and liquidity requirements serve to eliminate traditional financing alternatives for many working class homebuyers. A large market of what are referred to as "B", "C", "D", and "DD" grade mortgage notes has been generated through utilization of non-conforming underwriting criteria for those borrowers who do not satisfy the underwriting requirements for government insured or guaranteed or conventional mortgage financing. Although there is no industry standard for the grading of those non-conforming loans, the grade is primarily based on the credit worthiness of the borrower. We acquire what we consider to be "B", "C" and "D" grade mortgage loans. Typically non-conforming notes bear interest at above market rates consistent with the perceived increased risk of default. In practice, non-conforming notes experience their highest percentage of default in the initial 12 months of the loan. We attempt to reduce the rate and expense of early payment defaults through the adherence to investment policies that require the seller of a note to us with a payment history of less than 12 months to replace or repurchase any non-performing note and reimburse us for any interest, escrows, foreclosure, eviction, and property maintenance costs.

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

     5. Seasoning. Residential Mortgages and Contracts for Deed must have a minimum of 12 months payment history or will be required to have seller recourse through the twelfth payment. Those seller recourse agreements will require the seller of a note to us to replace or repurchase any non-performing note and reimburse us for any interest, escrows, foreclosure, eviction, and property maintenance costs. A note will be considered non-performing if any portion of the principal, interest or escrow payment is 30 days past due.

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

     7. Appraisals and BPO's. Each unseasoned Residential Mortgage and Contract for Deed must have an appraisal demonstrating a loan-to-value ratio of not more than 85%. The appraisals may be limited in scope (not requiring interior inspection) but must be performed by appraisers approved by the Advisor. Each seasoned note must be accompanied by a Broker Price Opinion (not more than 12 months old), demonstrating a loan-to-value ratio not in excess of 85%, and photographs of the property securing the loan.

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

     11. Hazard Insurance. Each loan purchased must have, in effect, a prepaid hazard insurance policy with a mortgagee's endorsement for our benefit in an amount not less than the outstanding principal balance on the loan. We reserve the right to review the credit rating of the insurance issuer and, if deemed unsatisfactory, request replacement of the policy by an acceptable issuer.

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

     In addition to other investment restrictions imposed by the Trustees from time to time consistent with our objective to qualify as a REIT, we will observe the following restrictions on our investments set forth in our Declaration of Trust:

     (a) We may not invest in real estate contracts of sale unless those contracts of sale are recordable in the chain of title and unless that investment is made in conjunction with the acquisition or sale of real property or when held as security for Mortgages made or acquired by us.

     (b) Not more than 10% of our total assets will be invested in unimproved real property or mortgage loans on unimproved real property. For purposes of this paragraph, "unimproved real properties" does not include properties under construction, under a contract for development or under a plan for development within one year.

     (c) We may not invest in equity securities unless a majority of Trustees, including a majority of Independent Trustees not otherwise interested in that transaction, approve the transaction as being fair, competitive and commercially reasonable.

     (d) We may not make or invest in any mortgage loans that are subordinate to any mortgage or equity interest of the Advisor, a Trustee or Affiliates thereof.

     (e) To the extent we invest in real property, a majority of the Trustees shall determine the consideration paid for that real property, based on the fair market value of the property. If a majority of the Independent Trustees determine, or if the real property is acquired from the Advisor, a Trustee or Affiliates thereof, the fair market value shall be determined by a qualified independent real estate appraiser selected by the Independent Trustees.

     (f) We will not invest in indebtedness (herein called "junior debt") secured by a mortgage on real property which is subordinate to the lien of other indebtedness (herein called "senior debt"), except where the amount of the junior debt, plus the outstanding amount of the senior debt, does not exceed 85% of the appraised value of that property, if after giving effect thereto, the value of all those investments (as shown on our books in accordance with generally accepted accounting principles after all reasonable reserves but before provision for depreciation) would not then exceed 25% of our tangible assets.

     (g) We will not commingle our funds with those of any other person or entity, except that the use of a zero balance or clearing account shall not constitute a commingling of trust funds and our funds and funds of other entities sponsored by a Sponsor or our Affiliates may be held in an account or accounts established and maintained for the purpose of making computerized disbursements and/or short-term investments provided our funds are protected from claims of those other entities and creditors of those other entities.

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

OTHER POLICIES

     Although we do not intend to invest in real property, to the extent we do, a majority of the Trustees shall determine the consideration paid for that real property, based on the fair market value of the property. If a majority of the Independent Trustees determine, or if the real property is acquired from the Advisor, a Trustee or Affiliates thereof, the fair market value shall be determined by a qualified independent real estate appraiser selected by the Independent Trustees.

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

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES

     Our Declaration of Trust imposes certain restrictions upon dealings between us and the Advisor, any Trustee or Affiliates thereof. In particular, the Declaration of Trust provides that we shall not engage in transactions with any Sponsor, the Advisor, a Trustee or Affiliates thereof, except to the extent that each transaction has, after disclosure of that affiliation, been approved or ratified by the affirmative vote of a majority of the Independent Trustees, not otherwise interested in that transaction, who have determined that (a) the transaction is fair and reasonable to us and our shareholders; (b) the terms of that transaction are at least as favorable as the terms of any comparable transactions made on arms length basis and known to the Trustees; and (c) the total consideration is not in excess of the appraised value of the property being acquired, if an acquisition is involved. As a result of the foregoing, a majority of the Independent Trustees, not otherwise interested in the transaction, will be required to approve the purchase of each Mortgage Investment that is purchased from a Sponsor, the Advisor or an Affiliate thereof, after determining that those purchases are made on terms and conditions that are no less favorable than those that could be obtained from independent third parties for mortgages with comparable terms, rates, credit risks and seasoning. The Advisor Agreement with the Advisor and the use of SCMI, an affiliate of the Advisor, to service the mortgage notes we acquire for an annual service fee equal to 0.5% of the outstanding principal balance of each note that it services for us have been approved by the Trustees.

     Payments to the Advisor, the Trustees and their Affiliates for services rendered in a capacity other than that as the Advisor or Trustees may only be made upon a determination of a majority of the Independent Trustees, not otherwise interested in that transaction that: (1) the compensation is not in excess of their compensation paid for any comparable services; and (2) the compensation is not greater than the charges for comparable services available from others who are competent and not affiliated with any of the parties involved.

RESTRICTIONS ON BORROWING

     We may borrow funds to make Distributions to our Shareholders or to acquire additional Mortgage Investments. However, our ability to borrow funds is subject to the limitations set forth in the Declaration of Trust which provides that we may not incur indebtedness unless: (i) that indebtedness is not in excess of 50% of our Net Asset Value; or (ii) a majority of the Independent Trustees have determined that the indebtedness is otherwise necessary to satisfy the requirement that we distribute at least 95% of our REIT Taxable Income or is advisable to assure that we maintain our qualification as a REIT for federal income tax purposes. In addition, our aggregate borrowings, secured and unsecured, shall be reasonable in relation to our Net Assets and shall be reviewed by the Trustees at least quarterly. The maximum amount of those borrowings in relation to the Net Assets shall, in the absence of satisfactory showing that a higher level of borrowing is appropriate, not exceed 50%. Any excess over that 50% level shall be approved by a majority of Independent Trustees and disclosed to Shareholders in our next quarterly report, along with justification for that excess.

                                 COMPETITION

     We believe that our principal competition in the business of acquiring and holding Mortgage Investments is financial institutions such as banks, savings and loans, life insurance companies, institutional investors such as mutual funds and pension funds, and certain other mortgage REITs. While most of these entities have significantly greater resources than we do, we anticipate that we will be able to compete effectively and generate relatively attractive rates of return for stockholders due to our relatively low level of operating costs, our relationships with our sources of Mortgage Investments and the tax advantages of our REIT status. The existence of these competitive entities, as well as the possibility of additional entities forming in the future, may increase the competition for the acquisition of Mortgage Investments, resulting in higher prices and lower yields on those Mortgage Investments.

                                 EMPLOYEES

     As of March 31, 2000, we had two full-time and one part-time employees.

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

MORTGAGES AND DEEDS OF TRUST AND CONTRACT FOR DEED GENERALLY

     Mortgage loans are secured by either mortgages or deeds of trust or contracts for deed (also known as a land contract) or other similar security instruments, depending upon the prevailing practice in the state in which the related mortgaged property is located. There are two parties to a mortgage, the mortgagor, who is the borrower and owner of the mortgaged property, and the mortgagee, who is the lender. In a mortgage transaction, the borrower delivers to the lender a note, bond or other written evidence of indebtedness and a mortgage. A mortgage creates a lien upon the real property encumbered by the mortgage as security for the obligation evidenced by the note, bond or other evidence of indebtedness. Although a deed of trust is similar to a mortgage, a deed of trust has three parties, the borrower-property owner called the trustor (similar to a mortgagor), a lender called the beneficiary (similar to a mortgagee), and a third-party grantee called the trustee. Under a deed of trust, the borrower grants the property, until the debt is paid, in trust for the benefit of the lender to the trustee to secure payment of the obligation generally with a power of sale. The trustee's authority under a deed of trust and the lender's authority under a mortgage are governed by applicable law, the express provisions of the deed of trust or mortgage, and, in some cases, the direction of the lender.

     A Contract for Deed (also known as a land contract) is a document evidencing the agreement between a seller of real estate (the "lender") and a buyer (the "borrower") pursuant to which the seller retains legal title to the property and agrees with the purchaser to transfer the property in exchange for the payment of the purchase price, plus interest, over the term. Upon full performance of the contract by the purchaser, the seller is obligated to convey title to the property. As with mortgage or deed of trust financing, during the effective period of the contract of deed, the purchaser is typically responsible for maintaining the property in good condition and for paying real estate taxes, assessments and hazard insurance premiums associated with the property.

     The real property covered by a mortgage is most often the fee estate in land and improvements. However, a mortgage may encumber other interests in real property such as a tenant's interest in a lease of land and improvements and the leasehold estate created by that lease. A mortgage covering an interest in real property other than the fee estate requires special provisions in the instrument creating that interest or in the mortgage to protect the lender against termination of that interest before the mortgage is paid.

     The priority of liens on real estate created by mortgages and deeds of trust depends on their terms and, generally, on the order of filing with a state, county or municipal office, although such priority may in some states be altered by the lender's knowledge of unrecorded liens against the mortgaged property. However, filing or recording does not establish priority over governmental claims for real estate taxes and assessments. In addition, the Internal Revenue Code of 1986, as amended, provides priority to certain tax liens over the lien of the mortgage.

FORECLOSURE

     Foreclosure of a mortgage is generally accomplished by judicial actions initiated by the service of legal pleadings upon all necessary parties having an interest in the real property. Delays in completion of foreclosure may occasionally result from difficulties in locating all of the necessary parties. When the lender's right to foreclose is contested, the legal proceedings necessary to resolve the issue can be time-consuming. A judicial foreclosure may be subject to most of the delays and expenses of other litigation, sometimes requiring up to several years to complete. At the completion of the judicial foreclosure proceedings, if the lender prevails, the court ordinarily issues a judgment of foreclosure and appoints a referee or other designated official to conduct the sale of the property.
 Those sales are made in accordance with procedures which vary from state to state. The purchaser at the sale acquires the estate or interest in real property covered by the mortgage.

     Foreclosure of a deed of trust is generally accomplished by a non-judicial trustee's sale under a specific provision in the deed of trust and/or applicable statutory requirements which authorizes the trustee, generally following a request from the lender, to sell the property to a third party upon any default by the borrower under the terms of the note or deed of trust. A number of states may also require that a lender provide notice of acceleration of a note to the borrower. Notice requirements under a trustee' sale vary from state to state. In some states, the trustee must record a notice of default and send a copy to the borrower and to any person who has recorded a request for a copy of a notice of default and notice of sale. In addition, the trustee must provide notice in some states to any other individual having an interest in the real property, including any junior lien holders. In some states, the borrower, or any other person having a junior encumbrance on the real estate, may, during a reinstatement period, cure the default by paying the entire amount in arrears plus the costs and expense incurred in enforcing the obligations. Generally, state law controls the amount of foreclosure expenses and costs, including attorneys' fees, which may be covered by a lender. If the deed of trust is not reinstated, a notice of sale must be posted in a public place and, in most states, published for a specific period of time in one or more newspapers. In addition, some state laws require that a copy of the notice of sale be posted on the property and sent to all parties having an interest in the real property.

     The method of enforcing the rights of the lender under a contract for deed varies on a state-by-state basis depending upon the extent to which state courts are willing or able to enforce the contract for deed strictly according to its terms. The terms of contracts for deed generally provide that upon default by the borrower, the borrower loses his or her right to occupy the property, the entire indebtedness is accelerated, and the borrower's equitable interest in the property is forfeited. The lender in such a situation does not have to foreclose in order to obtain title to the property, although in some cases, both a quiet title action to clear title to the property (if the borrower has recorded notice of the contract for deed) and an ejectment action to recover possession may be necessary. In a few states, particularly in cases of default during the early years of a contract for deed, ejectment of the borrower and a forfeiture of his or her interest in the property will be permitted. However, in most states, laws (analogous to mortgage laws) have been enacted to protect borrowers under contracts for deed from the harsh consequences of forfeiture. These laws may require the lender to pursue a judicial or nonjudicial foreclosure with respect to the property and give the borrower a notice of default and some grace period during which the contract for deed may be reinstated upon full payment of the default amount.

     In case of foreclosure under either a mortgage or deed of trust, the sale by the referee or other designated official or by the trustee is often a public sale. However, because of the difficulty a potential buyer at the sale might have in determining the exact status of title to the property subject to the lien of the mortgage or deed of trust and the redemption rights that may exist (see "Statutory Rights of Redemption" below), and because the physical condition of the property may have deteriorated during the foreclosure proceedings and/or for a variety of other reasons (including exposure to potential fraudulent transfer allegations), a third party may be unwilling to purchase the property at the foreclosure sale. For these and other reasons, it is common for the lender to purchase the property from the trustee, referee or other designated official for an amount equal to the outstanding principal amount of the indebtedness secured by the mortgage or deed of trust, together with accrued, and unpaid interest and the expenses of foreclosure, in which event, if the amount bid by the lender equals the full amount of that debt, interest and expenses, the lender's debt will be extinguished. Thereafter, the lender will assume the burdens of ownership, including paying operating expenses and real estate taxes and making repairs. The lender is then obligated as an owner until it can arrange a sale of the property to a third party. The lender will commonly obtain the services of a real estate broker and pay the broker's commission in connection with the sale of the property. Depending upon market conditions, the ultimate proceeds of the sale of the property may not equal the lender's investment in the property. Moreover, a lender commonly incurs substantial legal fees and court costs in acquiring a mortgaged property through contested foreclosure, forfeiture and/or bankruptcy proceedings. Furthermore, an increasing number of states require that any environmental hazards be eliminated before a property may be resold. In addition, a lender may be responsible under federal or state law for the cost of cleaning up a mortgaged property that is environmentally contaminated. See "Environmental Risks" below. As a result, a lender could realize an overall loss on a mortgage loan even if the related mortgaged property is sold at foreclosure or resold after it is acquired through foreclosure for an amount equal to the full outstanding principal amount of the mortgage loan, plus accrued interest.

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

ENVIRONMENTAL RISKS

     Real property pledged as security to a lender may be subject to potential environmental risks. Of particular concern may be those mortgaged properties which are, or have been, the site of manufacturing, industrial or disposal activity. Those environmental risks may give rise to a diminution in value of property securing any mortgage loan or, as more fully described below, liability for clean-up costs or other remedial actions, which liability could exceed the value of that property or the principal balance of the related mortgage loan. In certain circumstances, a lender may choose not to foreclose on contaminated property rather than risk incurring liability for remedial actions.

     Under the laws of certain states, the owner's failure to perform remedial actions required under environmental laws may in certain circumstances give rise to a lien on mortgaged property to ensure the reimbursement of remedial costs incurred by the same. In some states such lien has priority over the lien of an existing mortgage against that property. Because the costs of remedial action could be substantial, the value of a mortgaged property as collateral for a mortgage loan could be adversely affected by the existence of an environmental condition giving rise to a lien.

If we take an equity interest in, management control of, or foreclose on any of the Mortgage Investments, we may be considered the owner of the real property securing that Mortgage Investment. If foreclosure on any Mortgage Investment becomes necessary and we acquire record ownership of the property through a foreclosure sale to protect our investment, we will conduct our management of the property primarily to protect our security interest in the property. We will oversee the management of any facility on the property in order to minimize the potential for liability for cleanup of any environmental contamination under applicable federal, state, or local laws. In the event of any environmental contamination, there can be no assurance that we would not incur full recourse liability for the entire cost of any such removal and cleanup, even if we did not know about or participate in the contamination. Full recourse liability means that any of our property, including the contaminated property, could be sold in order to pay the costs of cleanup in excess of the value of the property at which such contamination occurred. Additionally, we would have to bear the cost of such removal and cleanup which may exceed the value of the property. In addition, we could incur liability to tenants and other users of the affected property, or users of neighboring property, including liability for consequential damages. Consequential damages are damages which are a consequence of the contamination but are not costs required to clean up the contamination, such as lost profits of a business.

     We expect that at the time most, if not all, mortgage loans are purchased, no environmental assessment or a very limited environmental assessment of the mortgaged properties will have been conducted.

     "Hazardous substances" are generally defined as any dangerous, toxic or hazardous pollutants, chemicals, wastes or substances, including, without limitation, those so identified pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA"), or any other environmental laws now existing, and specifically including, without limitation, asbestos and asbestos containing materials, polychlorinated biphenyls, radon gas, petroleum and petroleum products, and urea formaldehyde.

     If a lender is or becomes liable for clean up costs, it may bring an action for contribution against the current owners or operators, the owners or operators at the time of on-site disposal activity or any other party who contributed to the environmental hazard, but those persons or entities may be bankrupt or otherwise judgment proof. Furthermore, that action against the borrower may be adversely affected by the limitations on recourse in the loan documents. Similarly, in some states anti-deficiency legislation and other statutes requiring the lender to exhaust its security before bringing a personal action against the borrower (see "Anti-Deficiency Legislation" below) may curtail the lender's ability to recover from its borrower the environmental clean up and other related costs and liabilities incurred by the lender.

JUNIOR MORTGAGE AND DEEDS OF TRUST; RIGHTS OF SENIOR MORTGAGES OR
BENEFICIARIES

     Priority of liens on mortgaged property created by mortgages or deeds of trust depends on their terms and, generally, on the order of filing with a state, county or municipal office, although that priority may in some states be altered by the lender's knowledge of unrecorded liens, leases or encumbrances against the mortgaged property. However, filing or recording does not establish priority over governmental claims for real estate taxes and assessments or, in some states, for reimbursement of remediation costs of certain environmental conditions. See "Environmental Risks". In addition, the Code provides priority to certain tax liens over the lien of a mortgage.

     We do not presently intend to acquire junior mortgages or deeds of trust which are subordinate to senior mortgages or deeds of trust held by other lenders. Our rights as lender under a junior mortgage or deed of trust will be subordinate to those of the lender under the senior mortgage or deed of trust, including the prior rights of the senior lender to receive rents, hazard insurance and condemnation proceeds and to cause the property securing the mortgage loan to be sold upon default of the borrower, thereby extinguishing our junior lender's lien unless we assert our subordinate interest in foreclosure litigation or satisfy the defaulted senior loan. As discussed more fully below, in many states a junior lender may satisfy a defaulted senior loan in full, or may cure that default, and bring the senior loan current, in either event adding the amounts expended to the balance due on the junior loan. Absent a provision in the senior mortgage, no notice of default is required to be given to the junior lender.

     The form of mortgage or deed of trust used by many institutional lenders confers on the lender the right both to receive proceeds collected under any hazard insurance policy and awards made in connection with any condemnation proceedings, and to apply those proceeds and awards to any indebtedness secured by the mortgage or deed of trust, in such order as the lender may determine. Thus, in the event improvements on the property are damaged or destroyed by fire or other casualty, or in the event the property is taken by condemnation, the lender under the senior mortgage or deed of trust will have the prior right to collect any insurance proceeds payable under a hazard insurance policy and any award of damages in connection with the condemnation and to apply the same to the indebtedness secured by the senior mortgage or deed of trust. Proceeds in excess of the amount of senior indebtedness will, in most cases, be applied to the indebtedness secured by a junior mortgage or deed of trust. The laws of certain states may limit the ability of lenders to apply the proceeds of hazard insurance and partial condemnation awards to the secured indebtedness. In those states, the borrower must be allowed to use the proceeds of hazard insurance to repair the damage unless the security of the lender has been impaired. Similarly, in certain states, the lender is entitled to the award for a partial condemnation of the real property security only to the extent that its security is impaired.

     The form of mortgage or deed of trust used by many institutional lenders typically contains a "future advance" clause, which provides that additional amounts advanced to or on behalf of the borrower by the lender are to be secured by the mortgage or deed of trust. While such a clause is valid under the laws of most states, the priority of any advance made under the clause depends, in some states, on whether the advance was an "obligatory" or "optional" advance. If the lender is obligated to advance the additional amounts, the advance may be entitled to receive the same priority as amounts initially made under the mortgage or deed of trust, notwithstanding that there may be intervening junior mortgages or deeds of trust and other liens between the date of recording of the mortgage or deed of trust and the date of the future advance, and notwithstanding that the lender had actual knowledge of those intervening junior mortgages or deeds of trust and other liens at the time of the advance. Where the lender is not obligated to advance the additional amounts and has actual knowledge of the intervening junior mortgages or deeds of trust and other liens, the advance may be subordinate to those intervening junior mortgages or deeds of trust and other liens. Priority of advances under a "future advance" clause rests, in other states, on state law giving priority to advances made under the loan agreement up to a "credit limit" amount stated in the recorded mortgage or deed of trust.

     Another provision typically found in the forms of mortgage and deed of trust used by many institutional lenders obligates the borrower to pay before delinquency all taxes and assessments on the property and, when due, all encumbrances, charges and liens on the property which appear prior to the mortgage, to provide and maintain fire insurance on the property, to maintain and repair the property and not to commit or permit any waste thereof, and to appear in and defend any action or proceeding purporting to affect the property or the rights of the lender under the mortgage. Upon a failure of the borrower to perform any of these obligations, the lender is given the right under the mortgage or deed of trust to perform the obligation itself, at its election, with the borrower agreeing to reimburse the lender for any sums expended by the lender on behalf of the borrower. All sums so expended by the lender become part of the indebtedness secured by the mortgage or deed of trust.

STATUTORY RIGHTS OF REDEMPTION

     In some states, after a foreclosure sale pursuant to a mortgage or deed of trust, the borrower and certain foreclosed junior lienors are given a statutory period in which to redeem the property from the foreclosure sale.
 In some states, redemption may occur only upon payment of the entire principal balance of the loan, accrued interest and expenses of foreclosure.
 In other states, redemption may be authorized if the borrower pays only a portion of the sums due. The effect of a statutory right of redemption is to diminish the ability of the lender to sell the foreclosed property. The right of redemption may defeat the title of any purchaser as a foreclosure sale or any purchaser from the lender subsequent to a foreclosure sale. Certain states permit a lender to avoid a post-sale redemption by waiving its right to a deficiency judgment. Consequently, the practical effect of the redemption right is often to force the lender to retain the property and pay the expenses of ownership until the redemption period has run. Under the laws of some states, borrowers under contracts for deed may also have a post-foreclosure right of redemption and a borrower with a sufficient equity investment in the property may be permitted to share in the proceeds of any sale of the property after the indebtedness is paid or may otherwise be entitled to a prohibition of the enforcement and the forfeiture clause.

ANTI-DEFICIENCY LEGISLATION

     We may acquire interests in mortgage loans which are nonrecourse loans as to which, in the event of default by a borrower, recourse may be had only against the specific property pledged to secure the related mortgage loan and not against the borrower's other assets. Even if recourse is available pursuant to the terms of the mortgage loan against the borrower's assets in addition to the mortgaged property, certain states have imposed statutory prohibitions which impose prohibitions against or limitations on such recourse. Some state statutes limit the right of the lender to obtain a deficiency judgment against the borrower following foreclosure. A deficiency judgment is a personal judgment against the former borrower equal in most cases to the difference between the net amount realized upon the public sale of the security and the amount due to the lender. Other statutes require the lender to exhaust the security afforded under a mortgage by foreclosure in an attempt to satisfy the full debt before bringing a personal action against the borrower. In certain states, the lender has the option of bringing a personal action against the borrower on the debt without first exhausting that security; however, in some of these states, the lender, following judgment on that personal action, may be deemed to have elected a remedy and may be precluded from exercising remedies with respect to the security. The practical effect of such an election requirement is that lenders will usually proceed first against the security rather than bringing personal action against the borrower. Other statutory provisions limit any deficiency judgment against the former borrower following a judicial sale to the excess of the outstanding debt over the fair market value of the property at the time of the public sale. The purpose of these statutes is generally to prevent a lender from obtaining a large deficiency judgment against the borrower as a result of low bids or the absence of bids at the judicial sale.

BANKRUPTCY LAWS

     Statutory provisions, including the Bankruptcy Code and state laws affording relief to borrowers, may interfere with and delay the ability of a secured mortgage lender to obtain payment of the loan, to realize upon collateral and/or to enforce a deficiency judgment. Under the Bankruptcy Code, virtually all actions (including foreclosure actions and deficiency judgment proceeding) are automatically stayed upon the filing of the bankruptcy petition, and, often, no interest or principal payments are made during the course of the bankruptcy proceeding. The delay and consequences thereof caused by an automatic stay can be significant. However, that automatic stay can be removed unless the borrower can provide adequate security to the lender, usually in the form of post-petition payments on the debt. Also, under the Bankruptcy Code, the filing of a petition in bankruptcy by or on behalf of a junior lienor, including, without limitation, any junior lender, may stay the senior lender from taking action to foreclose that junior lien.

     Under the Bankruptcy Code, provided certain substantive and procedural safeguards for the lender are met, the amount and terms of a mortgage secured by property of the borrower may be modified under certain circumstances. The outstanding amount of the loan secured by the real property may be reduced to the then current value of the property (with a corresponding partial reduction of the amount of the lender's security interest) pursuant to a confirmed plan or lien avoidance proceeding, thus leaving the lender a general unsecured creditor for the differences between that value and the outstanding balance of the loan. Other modifications may include the reduction in the amount of each monthly payment, which reduction may result from a reduction in the rate of interest and/or the alteration of the repayment schedule (with or without affecting the unpaid principal balance of the loan), and/or an extension (or reduction) of the final maturity date. Some courts with federal bankruptcy jurisdiction have approved plans, based on the particular facts of the reorganization case, that effected the curing of a mortgage loan default by paying arrearage over a number of years. Also, under the Bankruptcy Code, a bankruptcy court may permit a borrower through its rehabilitative plan to de-accelerate a secured loan and to reinstate the loan even though the lender accelerated the mortgage loan and final judgment of foreclosure had been entered in state court (provided no sale of the property had yet occurred) prior to the filing of the borrower's petition. This may be done even if the full amount due under the original loan is never repaid. Other types of significant modifications to the terms of the mortgage or deed of trust may be acceptable to the bankruptcy court, often depending on the particular facts and circumstances of the specific case.

     In a bankruptcy or similar proceeding action may be taken seeking the recovery as a preferential transfer of any payments made by the borrower under the related mortgage loan to the lender. Payments on long-term debt may be protected from recovery as preferences if they are payments in the ordinary course of business made on debts incurred in the ordinary course of business. Whether any particular payment would be protected depends upon the facts specific to a particular transaction.

ENFORCEABILITY OF CERTAIN PROVISIONS

Prepayment Provisions

     In the absence of state statutory provisions prohibiting prepayment fees (e.g., in the case of single-family residential loans) courts generally enforce claims requiring prepayment fees unless enforcement would be unconscionable. However, the laws of certain states may render prepayment fees unenforceable for certain residential loans or after a mortgage loan has been outstanding for a certain number of years, or may limit the amount of any prepayment fee to a specified percentage of the original principal amount of the mortgage loan, to a specified percentage of the outstanding principal balance of a mortgage loan, or to a fixed number of month's interest on the prepaid amount. In certain states, prepayment fees payable on default or other involuntary acceleration of a mortgage loan may not be enforceable against the borrower. Some state statutory provisions may also treat certain prepayment fees as usurious if in excess of statutory limits.
 See "Certain Laws and Regulations - Applicability of Usury Laws". We may invest in mortgage loans that do not require the payment of specified fees as a condition to prepayment or the requirements of which have expired, and to the extent mortgage loans do require those fees, those fees generally may not be a material deterrent to the prepayment of mortgage loans by the borrowers.

Due-On-Sale Provisions

     The enforceability of due-on-sale clauses has been the subject of legislation or litigation in many states, and in some cases, typically involving single-family residential mortgage transactions, their enforceability has been limited or denied. The Garn-St. Germain Depository Institutions Act of 1982 (the "Garn-St. Germain Act") preempts state constitutional, statutory and case law that prohibits the enforcement of due-on-sale clauses and permits lenders to enforce these claims in accordance with their terms, subject to certain exceptions. As a result, due-on-sale clauses have become generally enforceable except in those states whose legislatures exercised their authority to regulate the enforceability of such clauses with respect to certain mortgage loans. The Garn-St. Germain Act does "encourage" lenders to permit assumption of loans at the original rate of interest or at some other rate less than the average of the original rate and the market rates.

     Under federal bankruptcy law, due-on-sale clauses may not be enforceable in bankruptcy proceedings and may, under certain circumstances, be eliminated in any modified mortgage resulting from a bankruptcy proceeding.

Acceleration on Default

     We may invest in mortgage loans that contain a "debt-acceleration" clause, which permits the lender to accelerate the full debt upon a monetary or non-monetary default of the borrower. The courts of most states will enforce clauses providing for acceleration in the event of a material payment default after giving effect to any appropriate notices. The equity courts of any state, however, may refuse to foreclose a mortgage or deed of trust when an acceleration of the indebtedness would be inequitable or unjust or the circumstances would render the acceleration unconscionable. Furthermore, in some states, the borrower may avoid foreclosure and reinstate an accelerated loan by paying only the defaulted amounts and the costs and attorneys' fees incurred by the lender in collecting those defaulted payments.

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

Secondary Financing: Due-on-Encumbrance Provisions

     Some mortgage loans may have no restrictions on secondary financing, thereby permitting the borrower to use the mortgaged property as security for one or more additional loans. Some mortgage loans may preclude secondary financing (often by permitting the first lender to accelerate the maturity of its loan if the borrower further encumbers the mortgaged property) or may require the consent of the senior lender to any junior or substitute financing; however, those provisions may be unenforceable in certain jurisdictions under certain circumstances.

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


                                RISK FACTORS

     An investment in our Shares involves a high degree of risk and is suitable only for persons with the financial capability of making and holding long-term investments that are not readily reducible to cash. Prospective investors must, therefore, have adequate means of providing for their current needs and personal contingencies. Prospective investors should also consider the following factors together with all of the information set forth in this document in determining whether to purchase any Shares. Information contained herein may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other comparable terminology. The following matters and certain other factors noted throughout this document constitute cautionary statements identifying important factors with respect to any forward-looking statements, including certain risks and uncertainties, that could cause our actual results to differ materially from those contained in any forward-looking statements.

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

     3. Fees Payable to the Advisor and Affiliates. The Advisor and its Affiliates will receive substantial compensation from the sale of our Shares and our operations, including: (1) commissions, due diligence fees and SGM Shares payable to First United as a Selling Group Manager; (2) Acquisition Fees payable to the Advisor equal to 3% of the principal amount of each Residential Mortgage or Contract for Deed we acquire (no Acquisition Fees are paid with respect to Interim Mortgages); (3) loan servicing fees payable to SCMI; (4) real estate brokerage commissions; and (5) a Subordinated Incentive Fee payable to the Advisor. These fees, other than the Subordinated Incentive Fee, will be payable even if we are not profitable. The structure of those fees may cause conflicts of interest between us, the Advisor and its Affiliates. In addressing these conflicts of interest, the Trustees, the President and the Advisor will be required to abide by their fiduciary duties to us and our shareholders.

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

     During the year ended December 31, 1999, of the 151 Residential Mortgages and 116 Contracts for Deed that were acquired, 104 Residential Mortgages and 36 Contracts for Deed were purchased from SCMI. They had an unpaid principal balance of $4,956,432 and $1,610,136, respectively. The other 47 Residential mortgages and 80 Contracts for Deed were acquired from private individuals, representing unpaid principal balances of $2,239,926 and $3,578,080, respectively. In addition, at the year ended December 31, 1999, we had 100 Interim Mortgages with an aggregate $4,199,632 principal amount. Ninety-six of the Interim Mortgages were acquired from CRC and 4 were acquired from SCMI. During the year ended December 31, 1998, of the 171 Residential Mortgages and 30 Contracts for Deed that were acquired, 125 Residential Mortgages and 7 Contracts for Deed were purchased from SCMI. They had an unpaid principal balance of $5,447,000 and $299,000, respectively. The other 46 Residential mortgages and 23 Contracts for Deed were acquired from private individuals, representing unpaid principal balances of $2,005,000 and $982,000, respectively. In addition, at the year ended December 31, 1998, we had 102 Interim Mortgages with an aggregate $3,285,023 principal amount. Ninety-seven of the Interim Mortgages were acquired from CRC, representing $3,169,591 principal investment.

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

     5. Non-Arm's-Length Agreements. The agreements and arrangements relating to compensation between ourselves and the Advisor or its Affiliates are not the result of arm's-length negotiations. However, the majority of the Trustees are Independent Trustees and all of the Trustees may be removed, with or without cause, by the holders of a majority of the outstanding Shares. The Advisor may be removed for cause by a majority of those Independent Trustees without ratification by the shareholders. See "Risk Factors - Shareholders Must Rely on Management" and "Item 9."

     6. Competition for the Time and Services of Common Officers and Trustees. We will rely on the Advisor and its Affiliates for supervision of the management of our operations. In the performance of their duties, the officers, directors and employees of the Advisor and its Affiliates may, for their own account or that of others, originate mortgages and acquire investments similar to those that we will purchase. The Trustees also may act as trustees, directors or officers, or engage in other capacities, in other REITs or limited partnerships, and may acquire and originate similar Mortgage Investments for their own account or that of others. Accordingly, conflicts of interest may arise in operating more than one entity with respect to allocating time between those entities. Our Trustees, President and Advisor will devote such time to our affairs and to the other entities in which they are involved as they determine in their sole discretion to be necessary for our benefit and the benefit of those other entities. In exercising that discretion, they must act in good faith and in compliance with their fiduciary obligations to us.

     The Advisor and its Affiliates believe they have sufficient staff personnel to be fully capable of discharging their responsibilities to us and to all other entities to which they or their officers or Affiliates are responsible.

     7. Competition with Affiliates for the Purchase and Sale of Mortgage Investments. Various REITs, partnerships or other entities may in the future be formed by the Advisor or its Affiliates to engage in businesses which may be competitive with us and which may have the same management personnel as we do. To the extent that any other REITs, partnerships or entities with similar investment objectives (or programs with dissimilar objectives for which a particular Mortgage Investment may nevertheless be suitable) (which we will collectively refer to herein as the "Affiliated Programs") have funds available for investment at the same time as we do and a potentially suitable investment has been offered to us or an Affiliated Program, conflicts of interest will arise as to which entity should acquire the investment.

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

     If the Advisor or its Affiliates establish new Affiliated Programs and the making of a Mortgage Investment appears equally appropriate for us and one or more of those subsequently formed Affiliated Programs, the Mortgage Investment will be allocated to one program on a basis of rotation with the initial order of priority determined by the dates of formation of the programs.

     Further, our Trustees and the officers, directors and employees of the Advisor and its Affiliates may for their own account or the account of others originate and acquire Mortgage Investments similar to the Mortgage Investments that we will purchase. The Trustees and the Advisor are, however, subject to a fiduciary duty to us and our shareholders. See "Fiduciary Responsibility of Trustees". Each Trustee, on his own behalf, and the Advisor, on behalf of itself, the officers and directors of the Advisor, and all Persons controlled by the Advisor and its officers and directors, has agreed to first present suitable investments to us before recommending or presenting those opportunities to others or taking advantage of those opportunities on their own behalf, except as otherwise described with respect to Affiliated Programs or in connection with the existing business of SCMI and CRC. See "Management - Summary of the Advisory Agreement". Except as described above, and subject to their fiduciary duty to us and our shareholders, neither the Trustees, the Advisor nor its Affiliates will be obligated to present to us any particular investment opportunity which comes to their attention, even if that opportunity is of a character which might be suitable for investment by us.

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

     9. Unspecified Investment; Investors Cannot Assess Mortgage Investments. Other than the Mortgage Investments we already own, we have not made any commitments to invest in any specific Mortgage Investments. Therefore, you will not have an opportunity to evaluate any of the Mortgage Investments that we will purchase with the proceeds from the sale of additional Shares and must rely entirely on the judgment of Management. See "Investment Objectives and Policies" and "Management".

     10. Lack of Diversification. We will sell a maximum of 2,500,000 Shares to the public in our current offering of Shares. As of December 31, 1999, we have sold 1,185,544 Shares for $23,731,880. We can terminate the offering at any time in our sole discretion for any reason whatsoever. In the event we do not sell any additional Shares, our ability to reduce our risk of loss by spreading that risk over a larger number of Mortgage Investments would be reduced. See "Estimated Use of Proceeds".

     11. Experience of Management. The Advisor was formed for the purpose of advising us in the selection and purchase of Mortgage Investments and has performed those duties for us since we commenced operations. Our Trustees and President and the management team of the Advisor have considerable expertise in the acquisition and management of mortgage assets, mortgage finance, asset/liability management, public company management and administration and the management of corporations in the real estate lending business. However, although our Trustees, President and the officers, directors and shareholders of the Advisor have had substantial prior experience in connection with the types of investments we make and the administration of those investments, they have not previously sponsored nor managed any private or public real estate investment programs and, except for their services to us, do not have any experience in the management of a REIT. See "Risk Factors - Shareholders Must Rely on Management."

     12. A Selling Group Manager is an Affiliate of the Advisor. First Financial, one of the two Selling Group Managers of the offering, is an Affiliate of the Advisor. As an Affiliate of the Advisor, First Financial may experience a conflict in performing its obligations to exercise due diligence with respect to the statements made in the prospectus used in the offering of shares.

     13. Delays in Investment Could Reduce Return to Investors. We may be delayed in making Mortgage Investments due to delays in the completion of the underwriting process, delays in obtaining the necessary purchase documentation, a shortage of suitable investments or other factors. During the time our funds are held pending investment in Mortgage Investments, those funds will be invested in temporary investments. Temporary investment of funds pending investment in Mortgage Investments may result in a lower rate of return.

     14. Shareholders Must Rely on Management. The Trustees will be responsible for our management, but employ our President to manage our day-to-day affairs. The Trustees retain the Advisor to use its best efforts to seek out and present to us a sufficient number of suitable investment opportunities which are consistent with our investment policies and objectives and consistent with such investment programs as the Trustees may adopt from time to time in conformity with the Declaration of Trust. The Trustees have initially delegated to the Advisor, subject to the supervision and review of the Trustees and consistent with the provisions of our Declaration of Trust, the power and duty to: (1) develop underwriting criteria and a model for our investment portfolio; (2) acquire, retain or sell Mortgage Investments; (3) seek out, present and recommend investment opportunities consistent with our investment policies and objectives, and negotiate on our behalf with respect to potential investments or the disposition thereof; (4) pay our debts and fulfill our obligations, and handle, prosecute and settle any of our claims, including foreclosing and otherwise enforcing mortgages and other liens securing investments; (5) obtain for us such services as may be required for mortgage brokerage and servicing and other activities relating to our investment portfolio; (6) evaluate, structure and negotiate prepayments or sales of Mortgage Investments; (7) from time to time, or as requested by the Trustees, make reports to us as to its performance of the foregoing services and (8) to supervise other aspects of our business. Our success will, to a large extent, depend on the quality of the management provided by the Advisor, particularly as it relates to evaluating the merits of proposed investments. Although our shareholders elect our Trustees annually, shareholders have no right or power otherwise to take part in our management, except to the extent permitted by the Declaration of Trust. Accordingly, no person should purchase any of the Shares offered hereby unless he is willing to entrust all aspects of the management and control of our business to the Trustees, the President and the Advisor. See "Item 9."

     15. Limited Ability to Meet Fixed Expenses. Our operating expenses, including certain compensation to our President, servicing and administration expenses payable to an Affiliate and unaffiliated mortgage servicers and the Independent Trustees, must be met regardless of our profitability. We are also obligated to distribute 95% of our REIT Taxable Income (which may under certain circumstances exceed our Cash Flow) in order to continue to qualify as a REIT for federal income tax purposes. Accordingly, it is possible that we may be required to borrow funds or liquidate a portion of our investments in order to pay our expenses or to make the required cash distributions to shareholders. Although we generally may borrow funds, there can be no assurance that those funds will be available to the extent, and at the time, required by us.

     16. Investment Company Regulatory Considerations. We are not a mutual fund or any other type of investment company subject to the registration and regulatory provisions of the Investment Company Act of 1940 (the "Investment Company Act"). The Trustees will attempt to monitor the proportion of our portfolio that is placed in various investments so that we do not come within the definition of an investment company under the Investment Company Act. As a result, we may have to forego certain investments that would produce a more favorable return.

     17. Anti-Takeover Considerations and Restrictions on Share Accumulation. Provisions of the Maryland corporation law that apply to us make it more difficult for others to engage in a business combination with us and place restrictions on persons acquiring more than 10% of our outstanding Shares. Further, in order for us to qualify as a REIT, no more than 50% of the outstanding Shares may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of our taxable year. To ensure that we will not fail to qualify as a REIT under this test, our Declaration of Trust grants the Trustees the power to place restrictions on the accumulation of Shares and provides that Shares held by one shareholder in excess of 9.8% of the total Shares outstanding no longer entitle the shareholder to vote or receive Distributions. While these restrictions are designed to prevent any five individuals from owning more than 50% of the Shares, they would also discourage others from attempt to gain control of us. The restrictions and provisions under law and these adopted by us may also (1) deter individuals and entities from making tender offers for Shares, which offers may be attractive to shareholders or (2) limit the opportunity for shareholders to receive a premium for their Shares in the event an investor is making purchases of Shares in order to acquire a block of Shares.

     18. Limited Liability of Trustees And Officers. Our Declaration of Trust provides that our Trustees and officers shall have the fullest limitation on liability permitted by the laws of the State of Maryland. Pursuant to the Maryland statute under which we were formed, a Trustee is not personally liable for our obligations except, if a Trustee otherwise would be liable, that provision does not relieve the Trustee from any liability to us or our shareholders for any act that constitutes: (1) bad faith; (2) willful misfeasance; (3) gross negligence; or (4) reckless disregard of the Trustee's duties. However, as permitted by the Maryland statute, our Declaration of Trust further limits the liability of our Trustees and officers by providing that the Trustees and the officers shall be liable to us or our shareholders only (1) to the extent the Trustee or officer actually received an improper benefit or profit in money, property or services, in which case any such liability shall not exceed the amount of the benefit or profit in money, property or services actually received; or
(2) to the extent that a judgment or other final adjudication adverse to such Trustee or officer is entered in a proceeding based on a finding in the proceeding that such Trustee's or officer's action or failure to act was the result of active and deliberate dishonesty and was material to the cause of action adjudicated in the proceeding. In all situations in which the limitations of liability contained therein apply, the remedies available to us or to our shareholders shall be limited to equitable remedies, such as injunctive relief or rescission, and shall not include the right to recover money damages. As a result of that limitation on liability, we and our shareholders may be limited in our ability to recover from our Trustees and officers for any damages caused by a breach of the duties those persons owe to us.

     19. Majority Rule Prevails. Shareholders by a majority vote may take certain actions, including termination of our existence or approving amendments to our Declaration of Trust, except for such actions and amendments that require supermajority approval. Any such change, if approved by the holders of the requisite number of Shares, would be binding on all non-consenting shareholders. Certain of these provisions may discourage or make it more difficult for a person to acquire control of us or to effect a change in our operation.

     20. Short Term Investments; Fixed Rate Trading. Pending acquisition of Mortgage Investments, we are authorized to invest our funds in short-term investments. We view short-term investments as those with a maturity date that is less than 2 years. We expect to dispose of those short-term investments in order to acquire Mortgage Investments and may incur a loss upon such disposition. Additionally, we will acquire fixed rate instruments for both short-term investments and Mortgage Investments. We may dispose of these fixed rate instruments, for, among other purposes, acquiring other Mortgage Investments, or liquidating our portfolio.

     21. Risk of Potential Future Offerings. We may in the future increase our capital resources by making additional offerings of Shares on terms deemed advisable by our Trustees. Depending upon the terms upon which any additional Shares might be offered, the effect of additional equity offerings may be the dilution of the equity of our shareholders or the reduction of the price of our Shares, or both. We are unable to estimate the amount, timing or nature of additional offerings as they will depend upon market conditions and other factors.

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

     28. Environmental Liabilities. In the event that we are forced to foreclose on a defaulted Mortgage Investment to recover our investment, we may be subject to environmental liabilities in connection with that real property which may cause its value to be diminished. While we intend to exercise due diligence to discover potential environmental liabilities prior to the acquisition of any property through foreclosure, hazardous substances or wastes, contaminants, pollutants or sources thereof (as defined by state and federal laws and regulations) may be discovered on properties during our ownership or after a sale of that property to a third party. If those hazardous substances are discovered on a property, we may be required to remove those substances or sources and clean up the property. There can be no assurances that we would not incur full recourse liability for the entire cost of any removal and clean up, that the cost of that removal and clean up would not exceed the value of the property or that we could recover any of those costs from any third party. We may also be liable to tenants and other users of neighboring properties. In addition, we may find it difficult or impossible to sell the property prior to or following any such clean up. See "Certain Legal Aspects of Mortgage Loans - Environmental Risks".

     29. Risk of Leverage. Subject to certain restrictions, including the affirmative vote of the Independent Trustees, we would be allowed to incur financing with respect to the acquisition of Mortgage Investments in an aggregate amount not to exceed 50% of our Net Assets. The effect of leveraging is to increase the risk of loss. The higher the rate of interest on the financing, the more difficult it would be for us to meet our obligations and the greater the chance of default. That financing may be secured by liens on our Mortgage Investments. Accordingly, we could lose our Mortgage Investments if we default on the indebtedness. To the extent possible, that debt will be of non-recourse type, meaning that we will be liable for any deficiency between the proceeds of a sale or other disposition of the Mortgage Investments and the amount of the debt

     30. Reliance On Appraisals Which May Not Be Accurate Or Which May Be Affected By Subsequent Events. Since we are an "asset" rather than a "credit" lender, we will rely primarily on the real property securing the Mortgage Investments to protect our investment. Thus, we will rely on appraisals and Broker Price Opinions ("BPO's"), to determine the fair market value of real property used to secure the Mortgage Investments we purchase. No assurance can be given that such appraisals or BPO's will, in any or all cases, be accurate. Moreover, since an appraisal or BPO is given with respect to the value of real property at a given point in time, subsequent events could adversely affect the value of real property used to secure a loan. Such subsequent events may include general or local economic conditions, neighborhood values, interest rates and new construction. Moreover, subsequent changes in applicable governmental laws and regulations may have the effect of severely limiting the permitted uses of the property, thereby drastically reducing its value. Accordingly, if an appraisal is not accurate or subsequent events adversely effect the value of the property, the Mortgage Investment would not be as secure as anticipated, and, in the event of foreclosure, we may not be able to recover our entire investment.

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

     If, in any taxable year, we fail to distribute at least 95% of our taxable income, we would be taxed as a corporation and distributions to our shareholders would not be deductible in computing our taxable income for federal income tax purposes. Because of the possible receipt of income without corresponding cash receipts due to timing differences that may arise between the realization of taxable income and net cash flow (e.g. by reason of the original issue discount rules) or our payment of amounts which do not give rise to a current deduction (such as principal payments on indebtedness) it is possible that we may not have sufficient cash or liquid assets at a particular time to distribute 95% of our taxable income. In that event, we could declare a consent dividend or we could be required to borrow funds or liquidate a portion of our investments in order to pay our expenses, make the required Distributions to shareholders, or satisfy our tax liabilities, including the possible imposition of a 4 percent excise tax. There can be no assurance that those funds will be available to the extent, and at the time, required by us. In the event of any adjustment of deductions of gross income by the IRS we could declare a deficiency dividend. See "Federal Income Tax Considerations - Qualification as a REIT
- Distributions to Shareholders".

     If we were taxed as a corporation, our payment of tax would substantially reduce the funds available for distribution to shareholders or for reinvestment and, to the extent that Distributions had been made in anticipation of our qualification as a REIT, we might be required to borrow additional funds or to liquidate certain of our investments in order to pay the applicable tax. Moreover, should our election to be taxed as a REIT be terminated or voluntarily revoked, we may not be able to elect to be treated as a REIT for the following four-year period. See "Federal Income Tax Considerations - Qualification as a REIT".

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

D.  ERISA RISKS

     37. Risks Of Investment By Tax-exempt Investors. If you are a plan fiduciary of a trust of a pension or profit-sharing plan qualified under
Section 401(a) of the Code and exempt from tax under Section 501(a), you should consider the following items before deciding whether to purchase
Shares: (1) whether the investment satisfies the diversification requirements of Section 404(a)(3) of the Employee Retirement Income Security Act of 1974 ("ERISA"); (ii) whether the investment is prudent, since Shares are not freely transferable and there may not be a market created in which you can sell or otherwise dispose of the Shares; (iii) whether interests in us or the underlying assets owned by us constitute "plan assets" for purposes of Section 4975 of the Code and (iv) whether the "prohibited transaction" rules of ERISA would apply and prohibit certain of the contemplated transactions between us and the Advisor or its Affiliates. ERISA requires that the assets of a plan be valued at their fair market value as of the close of the plan year, and it may not be possible to adequately value the Shares from year to year, since there will not be a market for the Shares and the appreciation of any property may not be shown in the value of the Shares until we sell or otherwise dispose of our investments. See "ERISA Considerations".


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

GENERAL

     We elected to become subject to tax as a REIT, for Federal income tax purposes, commencing with the taxable year ending December 31, 1996. Our Board of Trustees currently expects that we will operate in a manner that will permit us to qualify a REIT for the taxable year ending December 31, 1999, and in each taxable year thereafter. This treatment will permit us to deduct dividend distributions to our stockholders for Federal income tax purposes, thus effectively eliminating the "double taxation" that generally results when a corporation earns income and distributes that income to its stockholders in the form of dividends.

     We have obtained an opinion of Berry Moorman, P.C. ("Counsel") concerning the likely outcome on the merits of the material federal income tax issues. In particular, it is Counsel's opinion that it is more likely than not that (i) we have been organized in conformity with the requirements for qualification as a REIT, and our method of operation described herein and in the Declaration of Trust will meet the requirements for taxation as a REIT under the Code for any taxable year with respect to which we make the necessary election; and (ii) Distributions to a shareholder which is a Tax-Exempt Entity will not constitute UBTI, provided that shareholder has not financed the acquisition of its Shares with "acquisition indebtedness" within the meaning of the Code. In rendering this opinion, Counsel relied upon information and undertakings supplied by the Advisor and us, and the facts contained in our prospectus concerning our organization and operation.
 Any alteration of the foregoing may adversely affect the validity of the opinions rendered.

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

QUALIFICATION AS A REIT

     Under the Code, a trust, corporation or unincorporated association meeting certain requirements (set forth below) may elect to be treated as a REIT for purposes of federal income taxation. If a valid election is made, then, subject to certain conditions, our income that is distributed to our shareholders will be taxed to those shareholders without being subject to tax at the company level. We will be taxed on any of our income that is not distributed to our shareholders. Once made, the REIT election continues in effect until voluntarily revoked or automatically terminated by our failure to qualify as a REIT for a taxable year. If our election to be treated as a REIT is terminated automatically, we will not be eligible to elect REIT status until the fifth taxable year after the year for which our election was terminated. However, this prohibition on a subsequent election to be taxed as a REIT is not applicable if (1) we did not willfully fail to file a timely return with respect to the termination taxable year, (2) inclusion of incorrect information in that return was not due to fraud with intent to evade tax, and (3) we establish that failure to meet the requirements was due to reasonable cause and not to willful neglect. While we have no intention of voluntarily revoking our REIT election, if we do so, we will be prohibited from electing REIT status for the year to which that revocation relates and for the next four taxable years.

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

     SHARE OWNERSHIP TESTS. Our Shares (1) must be transferable, (2) must be held by 100 or more persons during at least 335 days of a taxable year of 12 months (or during a proportionate part of a taxable year of less than 12 months), and (3) no more than 50% of the outstanding Shares may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of our taxable year. The requirements of (2) and (3) are not applicable to the first taxable year for which an election to be treated as a REIT is made. On the date of the initial closing of the sale of the Shares, we had at least 100 shareholders who were independent of each other and of us. In addition, the Declaration of Trust permits a restriction on transfers of Shares that would result in violation of the rule in (3) above. Applicable Treasury Regulations state that such a restriction will not cause the shares to be nontransferable as required by (i).

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

     Dividends that are either (1) paid during the taxable year or (2) declared before our tax return for the taxable year must be filed (including extensions) and paid within 12 months of the end of that taxable year and no later than our next regular distribution payment, are considered distributions for purposes of the 95% Distribution Test. Those dividends are taxable to our shareholders (other than Tax-Exempt Entities) in the years in which they are paid, even though they reduce our REIT Taxable Income for the year in which declared. However, see "Taxation of the Company" for discussion of an excise tax provision which could require us to distribute our fourth quarter dividend in each year on or before January 31st of the following year.

     The Trustees intend to make Distributions to our shareholders on a monthly basis sufficient to meet the 95% Distribution Test. Because of (1) the possible receipt of income from certain sources without corresponding cash receipts, (2) timing differences that may arise between the realization of taxable income and net cash flow (e.g. as a result of the original issue discount rules), and (3) possible adjustments by the IRS to deductions and gross income reported by us, it is possible that we may not have sufficient cash or liquid assets at a particular time to distribute 95% of our REIT Taxable Income. In that event, we may attempt to declare a consent dividend, which is a hypothetical distribution to shareholders out of our earnings and profits. The effect of such a consent dividend, to those shareholders who agree to that treatment, and as long as that consent dividend is not preferential, would be that those shareholders would be treated for federal income tax purposes as if that amount had been paid to them in cash and they had then immediately contributed that amount back to us as additional paid-in capital. This would result in taxable income distribution but would also increase their tax basis in their Shares by the amount of the taxable income recognized.

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

     In addition, if the IRS successfully challenged our deduction of all or a portion of the fees we pay to the Advisor, those payments could be recharacterized as dividend distributions to the Advisor in its capacity as shareholder. If those distributions were viewed as preferential distributions they would not count toward the 95% Distribution Test.
Because of the factual nature of the inquiry, Counsel is unable to opine as to the deductibility of those fees.

TERMINATION OF THE COMPANY

     In any year in which we qualify as a REIT, we will generally not be subject to Federal income tax on that portion of our REIT taxable income or capital gain which is distributed to our shareholders. We will, however, be subject to Federal income tax at normal corporate income tax rates upon any undistributed taxable income or capital gain.

     Notwithstanding our qualification as a REIT, we may also be subject to tax in certain other circumstances. If we fail to satisfy either the 75% or the 95% Gross Income Test, but nonetheless maintain our qualification as a REIT because certain other requirements are met, we will generally be subject to a 100% tax on the greater of the amount by which we fail either the 75% or the 95% Gross Income Test. We will also be subject to a tax of 100% on net income derived from any "prohibited transaction", and if we have
(1) net income from the sale or other disposition of "foreclosure property' which is held primarily for sale to customers in the ordinary course of business or (2) other non-qualifying income from foreclosure property, we will be subject to Federal income tax on that income at the highest corporate income tax rate. In addition, if we fail to distribute during each calendar year at least the sum of (1) 85% of our REIT ordinary income for that year and (2) 95% of our REIT capital gain net income for that year, we would be subject to a 4% Federal excise tax on the excess of tnat required distribution over the amounts actually distributed during the taxable year, plus any undistributed amount of ordinary and capital gain net income from the preceding taxable year. We may also be subject to the corporate alternative minimum tax, as well as other taxes in certain situations not presently contemplated.

TAXATION OF TAXABLE SHAREHOLDERS

     DIVIDEND INCOME. Distributions we pay to our shareholders will be taxable to shareholders who are not Tax-Exempt Entities as ordinary income to the extent of our current or accumulated earnings and profits. Distributions we pay which are designated as capital gains dividends by us will be taxed as long-term capital gains to taxable shareholders to the extent that they do not exceed our actual net capital gain for the taxable year. Shareholders that are corporations may be required to treat up to 20% of any such capital gains dividends as ordinary income. Those distributions, whether characterized as ordinary income or as capital gain, are not eligible for the 70% dividends received deduction for corporations.

     Distributions we pay to shareholders which are not designated as capital gains dividends and which are in excess of our current or accumulated earnings and profits are treated as a return of capital to the shareholders and reduce the tax basis of a shareholder's Shares (but not below zero). Any such distribution in excess of the tax basis is taxable to any shareholder that is not a Tax-Exempt Entity as a gain realized from the sale of the Shares.

     Our declaration of the consent dividend would result in taxable income to consenting shareholders other than Tax-Exempt Entities) without any corresponding cash distributions. See "Qualification as a REIT -
Distributions to Shareholders", above.

     PORTFOLIO INCOME. Dividends paid to shareholders will be treated as portfolio income with respect to shareholders who are subject to the passive activity loss rules. That income therefore will not be subject to reduction by losses from passive activities (i.e. any interest in a rental activity or in a trade or business in which the shareholder does not materially participate, such as an interest held as a limited partner) of that shareholder. Those Distributions will, however, be considered investment income which may be offset by certain investment expense deductions.

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

     BACK-UP WITHHOLDING. Distributions will ordinarily not be subject to withholding of federal income taxes. Withholding of that tax at a rate of 31% may be required, however, by reason of a failure of a shareholder to supply us or our agent with the shareholder's Taxpayer Identification Number. That "Backup" withholding may also apply to a shareholder who is otherwise exempt from backup withholding if that shareholder fails properly to document his status as an exempt recipient of distributions. Each shareholder will therefore be asked to provide and certify his correct Taxpayer Identification Number or to certify that he is an exempt recipient.

TAXATION OF TAX-EXEMPT ENTITIES

     In general, a shareholder that is a Tax-Exempt Entity will not be subject to tax on Distributions received from us. The IRS has ruled that amounts distributed as dividends by a qualified REIT do not constitute unrelated business taxable income ("UBTI") when received by a Tax-Exempt Entity. Thus, Distributions paid to a Shareholder which is a Tax-Exempt entity and gain on the sale of Shares by a Tax-Exempt Entity (other than those Tax-Exempt Entities described below) will not be treated as UBTI, even if we incur indebtedness in connection with the acquisition of real property or the acquisition or making of a Mortgage Investment, provided that the Tax-Exempt Entity has not financed the acquisition of its Shares.

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

     In the case of a "qualified trust" (generally, a pension or profit sharing trust) holding stock in a REIT, the Revenue Reconciliation Act of 1993 treats the beneficiaries of that trust as holding stock in the REIT in proportion to their actuarial interests in the qualified trust, instead of the prior law treatment of a qualified trust as a single individual. The Revenue Reconciliation Act of 1993 also requires a qualified trust that holds more than 10% of the shares of a REIT to treat a percentage of REIT dividends as UBTI if the REIT incurs debt to acquire or improve real property. This rule applies to taxable years beginning in 1994 only if (1) the qualification of the REIT depends upon the application of the "look through" exception (described above) to the restriction on REIT shareholdings by five or fewer individuals, including qualified trusts, and
(2) the REIT is "predominantly held" by qualified trusts. A REIT is "predominantly held" by qualified trusts if either (A) a single qualified trust holds more than 25% by value each owning more than 10% by value, hold in the aggregate more than 50% of the interests in the REIT. The percentage of any dividend paid (or treated as paid) to a qualified trust that is treated as UBTI is equal to the amount of modified gross income (gross income less directly connected expenses) from the unrelated trade or business of the REIT (treating the REIT as if it were a qualified trust), divided by the total modified gross income of the REIT. A de minimis exception applies where the percentage is less than 5%. Because (1) we expect the Shares to be widely held, and (2) the Declaration of Trust prohibits any shareholder from owning more than 9.8 percent of the Shares entitled to vote, this provision should not result in UBTI to any Tax-Exempt Entity.

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

STATE AND LOCAL TAXES

     Our tax treatment and the tax treatment of our shareholders in states having taxing jurisdiction over them may differ from the federal income tax treatment. Accordingly, no discussion of state taxation is provided herein nor is any representation made as to our tax status or the tax status of the Shares or shareholders in those states. Each shareholder should consult his own tax advisor as to the status of the Shares under the state tax laws applicable to him.

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

     The plan fiduciary should also recognize that ERISA generally requires that the assets of an employee benefit plan be held in trust and that the trustee, or a duly authorized investment manager (within the meaning of Section 3(38) of ERISA), has exclusive authority and discretion to manage and control the assets of the plan. As discussed below, we have received an opinion of Berry Moorman P.C. ("Counsel") that, under current law (and subject to certain reservations and requirements set forth therein), it is more likely than not that our assets will not be deemed to be "plan assets" if Qualified Plans invest in Shares. In the event that our assets are nevertheless deemed to be plan assets under ERISA despite that opinion of Counsel, the Trustees and the Advisor would be deemed fiduciaries to each Qualified Plan which purchased Shares. As such, they would be held to the fiduciary standards of ERISA in all of our investments, and the person or persons who have investment discretion over the assets of Qualified Plans subject to ERISA who authorized the investment could be liable under ERISA for investments made by us which do not conform to those standards.

     If the Trustees and the Advisors are considered fiduciaries under ERISA and the Code, they will also be "parties in interest" under ERISA (and "disqualified persons" under the Code) with respect to an investing Qualified Plan and one or more of their Affiliates could also be so characterized. ERISA and the Code absolutely prohibit certain transactions between a Qualified Plan and a "party in interest" (or "disqualified person"). Under these rules, certain of the contemplated transactions between us and the Trustees and the Advisor or any of their Affiliates could constitute "prohibited transactions" under ERISA and the Code. In that event, certain of the parties involved in the transaction could be required to take any or all of the following actions: (1) undo the transaction, (2) restore to the Qualified Plan any profit realized on the transaction, (3) make good to the Qualified Plan any loss suffered by it as a result of that transaction, and (4) pay an excise tax. If an IRA engages in a prohibited transaction, it could lose its tax-exempt status, but, in that case, the other penalties for prohibited transactions would not apply.

     A fiduciary of a Qualified Plan is prohibited from taking certain actions with respect to the assets of that plan, including investing the assets with respect to which it is a fiduciary in an entity from which the fiduciary could derive a benefit. To prevent a violation of these rules, we will not permit the purchase of Shares with assets of any Qualified Plan (including an IRA) if we, the Sponsor, the Advisor or any of their Affiliates (1) has investment discretion with respect to the assets of the Qualified Plan to be invested, (2) regularly gives individualized investment advice which serves as the primary basis for the investment decisions made with respect to those assets, or (3) is otherwise a fiduciary with respect to the assets for purposes of the prohibited transaction provisions of ERISA or the Code.

PLAN ASSETS REGULATION/OPINION OF COUNSEL

     On November 13, 1986, the Department of Labor promulgated a final regulation defining the term "plan assets" for purposes of ERISA and the prohibited transaction rules of the Code (the "Final Regulation"). Under the Final Regulation, when a plan makes an equity investment in another entity, the underlying assets of that entity generally will not be considered plan assets if (1) the equity interest is a "publicly offered security" (as that term is used in the Final Regulation) or a security issued by an investment company registered under the Investment Company Act of 1940, (2) the entity is a "real estate operating company" (as that term is used in the Final Regulation), or (3) equity participation by benefit plan investors is "not significant" (as that term is used in the Final Regulation).

     The Final Regulation provides that a "publicly offered security" is a security that is (1) freely transferable, (2) part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another, and (3) sold to the plan as part of an offering of securities to the public pursuant to an effective registration statement under the Securities Act of 1933 and the class of securities of which that security is a part is registered under the Securities Exchange Act of 1934 within 120 days (or such later time as may be allowed by the Securities and Exchange Commission) after the end of the fiscal year of the issuer during which the offering of those securities to the public occurred. The initial closing for the sale of Shares did not take place until a minimum of 100 investors independent of us and of each other subscribed for Shares and condition (3) in the preceding sentences was met with respect to the Shares.

     Our underlying assets will not be considered to be plan assets so long as the Shares remain "freely transferable" under the Final Regulation. The Final Regulation provides that a determination as to whether a security is freely transferable is inherently factual in nature and must be made on the basis of all relevant facts and circumstances. The Final Regulation also provides that if a security is part of an offering in which the minimum investment is $10,000 or less (as the case with the Shares), certain enumerated restrictions on transfer and assignment ordinarily will not, along or in combination, affect a finding that those securities are freely transferable. The preamble to the Final Regulation (which is not considered primary legal authority) goes one step further providing that if the minimum investment requirement is satisfied and there are no transfer restrictions other than those enumerated, the security in effect will be presumed to be freely transferable. A security that is not entitled to the presumption may still qualify as freely transferable if the facts and circumstances so indicate.

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

ANNUAL VALUATION

     A fiduciary of a Qualified Plan subject to ERISA is required to determine annually the fair market value of the assets of that Qualified Plan as of the end of that Plan's fiscal year and to file annual reports reflecting that value. In addition, a trustee of an IRA must provide an IRA participant with a statement of the value of the IRA each year.

     Because the Shares are not expected to be listed for quotation and a public market is unlikely to develop until the sale of all of the Shares, it is likely that no determination of the fair market value of a Share will be readily available. In these circumstances, the Declaration of Trust provides that we may, but need not, make available to fiduciaries of Qualified Plans an annual good faith estimate of the value of our portfolio of investments, on the basis of their value if then liquidated, and the amount attributable to each Share. There can be no assurance that, if we do provide this estimate, (1) that value could or will actually be realized by us or by shareholders upon liquidation (in part because appraisals or estimates of value do not necessarily indicate the price at which assets could be sold and because no attempt will be made to estimate the expenses of selling any of our assets), (2) shareholders could realize that value if they were to attempt to sell their Shares, or (3) that value would comply with the ERISA or IRA requirements described above.

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

     "Acquisition Fees" shall mean the total of all fees and commissions, however designated, paid by any party in connection with the origination or acquisition of Residential Mortgages or Contracts for Deed by us. Included in the computation of those fees or commissions shall be any real estate commission, selection fee, development fee, nonrecurring management fee, loan fees or points or any fee of a similar nature, however designated.

     "Adjusted Contributions", used in calculating the Subordinated Incentive Fee, shall mean (1) the product of $20 times the number of outstanding Shares, reduced by (2) the total of cash distributed to shareholders with respect to the Shares from Disposition Proceeds and the return (if any) of uninvested Net Offering Proceeds.

     "Advisor" shall mean the person(s) or entity retained by the Trustees that will be responsible for providing advice with respect to developing a model for our portfolio, developing underwriting criteria and monitoring yields and performing other duties as described in the Advisory Agreement, including a person or entity to which an Advisor subcontracts substantially all those functions. Initially the Advisor shall be Mortgage Trust Advisors, Inc., or anyone which succeeds it in that capacity.

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

     "Average Invested Assets" shall mean the average of the aggregate book value of our assets for any period invested, directly or indirectly, in Mortgage Investments before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of those values at the end of each month during that period.

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

     "Contract for Deed" refers to the Seller's unencumbered interest in contracts for deed (also known as land contracts) for the purchase of single-family residential property throughout the United States in which we will invest.

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

     "Escrow Agent" shall mean Chase Bank of Texas, NA or any other qualified financial institution designated by us and the Selling Group Managers as escrow agent.

     "First Financial" means First Financial United Investment Ltd., L.L.P., one of the Selling Group Managers.

     "Gross Offering Proceeds" shall mean the total proceeds from the sale of Shares during the offering period before deductions for Organization and Offering Expenses. For purposes of calculating Gross Offering Proceeds, the purchase price of all Shares shall be deemed to be $20 per Share.

     "IMS Securities" refers to IMS Securities, Inc., one of the Selling Group Managers.

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

     "Interim Closing" refers to the closings of the sale of Shares that are anticipated to be held on the first and fifteenth of each month (or the next business day). All Subscriber's funds will be deposited into the escrow account maintained by the Escrow Agent and will be disbursed by the Escrow Agent to us and the Selling Group Managers at the next Interim Closing.

     "Interim Mortgages" shall mean loans of 12 months or less in term, made to investors for the purchase, renovation and sale of single-family homes.

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

     "Net Income" shall mean, for any period, total revenues applicable to that period, less the expenses applicable to that period other than additions to allowances or reserves for depreciation, amortization or bad debts or other similar non-cash reserves; provided, however, that Net Income shall not include any gain from the sale or other disposition of our Mortgage Investments or other assets.

     "Net Offering Proceeds" shall mean the Gross Offering Proceeds received by us with respect to the sale of Shares less Organization and Offering Expenses.

     "Organization and Offering Expenses" shall mean all expenses incurred by and to be paid from our assets in connection with and in preparing ourselves for registration and subsequently offering and distributing the Shares to the public, including, but not limited to, total underwriting and brokerage discounts and commissions (including fees of the underwriters' attorneys), expenses for printing, engraving, mailing, salaries of employees while engaged in sales activity, charges of transfer agents, registrars, trustees, escrow holders, depositaries, experts, expenses of qualification of the sale of the securities under Federal and State laws, including taxes and fees, accountants' and attorneys' fees. For the purposes of determining "Organization and Offering Expenses", any volume discounts that are given by the Selling Group Managers shall be deemed to be part of the selling commissions paid to brokers for selling the Shares.

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

     "Proceeds of Mortgage Prepayments, Sales and Insurance" shall mean receipts from Mortgage Prepayments, Sales or Insurance less the following:

     (i) the amount paid or to be paid in connection with or as an expense of those Mortgage Prepayments, Sales or Insurance; and

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

     "Residential Mortgage" shall mean the first lien, fixed rate mortgages secured by single-family residential property throughout the Unites States that we will invest in.

     "Roll-Up" shall mean a transaction involving the acquisition, merger, commission or consolidation either directly or indirectly of us and the issuance of securities of a Roll-Up Entity. That term does not include:

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

     "Selling Group Managers" shall mean First Financial and IMS Securities, the Selling Group Managers of the public offering of the Shares. First Financial has been a Selling Group Manager since the commencement of the sale of the Shares. IMS Securities became a Selling Group Manager in November, 1999.

     "Shares" shall mean our shares of beneficial interest.

     "Selected Dealers" shall mean the dealer members of the National Association of Securities Dealers, Inc. that are designated by the Selling Group Managers to participate in the sale of the Shares.

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

     "Subordinated Incentive Fee" shall mean the fee paid to the Advisor pursuant to the Advisory Agreement. The Subordinated Incentive Fee shall be equal to 25% of the amount by which our Net Income for a year exceeds a 10% per annum non-compounded cumulative return on our Adjusted Contributions. For each year which it receives a Subordinated Incentive Fee, the Advisor shall also receive 5-year options to purchase 10,000 Shares at the initial offering price of $20 per share. See "Management - Summary of Advisory Agreement".

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

ITEM 2. DESCRIPTION OF PROPERTY.

OFFICE LEASE

     We entered into a lease agreement with Todd Etter, an affiliate, with a term of 36 months commencing January 15, 2000 at a monthly rent of $5,409. We further entered into a sub-lease agreement with South Central Mortgage, Inc. wherein they are subleasing approximately 2,500 square feet of lease space from us with the same term at a rate of $4,668 per month. The sub-lease rental rate is approximately 5% higher than the amount paid by us to the affiliate.

MORTGAGE INVESTMENTS

     Our primary investment policy is to purchase Mortgage Investments secured by single-family homes. A significant portion of the home buying public is unable to qualify for government insured or guaranteed or conventional mortgage financing. Strict income ratios, credit record criteria, loan-to-value ratios, employment history and liquidity requirements serve to eliminate traditional financing alternatives for many working class homebuyers. A large market of what are referred to as "B", "C", "D", and "DD" grade mortgage notes has been generated through utilization of non-conforming underwriting criteria for those borrowers who do not satisfy the underwriting requirements for government insured or guaranteed or conventional mortgage financing. Although there is no industry standard for the grading of those non-conforming loans, the grade is primarily based on the credit worthiness of the borrower. We acquire what we consider to be "B", "C" and "D" grade mortgage loans. Typically non-conforming notes bear interest at above market rates consistent with the perceived increased risk of default. In practice, non-conforming notes experience their highest percentage of default in the initial 12 months of the loan. We attempt to reduce the rate and expense of early payment defaults through the adherence to investment policies that require any person who sells us a note with a payment history of less than 12 months to replace or repurchase any non-performing note and reimburse us for any interest, escrows, foreclosure, eviction, and property maintenance costs. In addition to investing in residential mortgages and contracts for deed, we will also temporarily invest funds in Interim Mortgages which are loans of 12 months or less in term that are made to investors for the purchase, renovation and sale of single-family homes. For more information regarding our investment policies, see "Investment Objectives and Policies" contained in Item 1 of this Form 10-KSB.

Mortgage Investments at Year End

The following table sets forth certain information about our portfolio of Mortgage Investments in the aggregate as of December 31, 1999 and 1998, net of investments that had paid off.

                                                  December 31,
                                             1999              1998
Residential Mortgages
Number                                        367               243
Interest rate                              11.41%            11.46%
Principal balance (1)                 $16,162,168       $10,276,000
Remaining term (1)                     336 Months        326 Months
Current yield (1)                          11.98%            12.14%
Investment-to-value ratio (1)(2)           83.40%            83.50%

Contracts for Deed
Number                                        134                30
Interest rate                              11.81%             11.49%
Principal balance (1)                  $5,990,673        $1,281,000
Remaining term (1)                     355 Months        348 Months
Current yield (1)                          12.00%             11.71%
Investment-to-value ratio (1)(2)           88.20%             89.30%

Interim Mortgages
Number                                        100               102
Interest rate                              12.87%            12.78%
Principal balance (1)                  $4,199,632        $3,285,000
Remaining term (1)                    6.62 Months       10.8 Months
Current yield (1)                          13.05%            13.04%
Investment-to-value ratio (1)(2)              53%               50%

(1) These amounts were determined at the time the Mortgage Investments were purchased.

(2) The investment-to-value ratio is determined at the time a Mortgage Investment is bought and is determined by dividing the amount paid to buy that Mortgage Investment by the value of the underlying real estate that is security for that Mortgage Investment.

Defaults

     Residential Mortgage and Contracts for Deed which have less than a 12 month payment history and/or less than 85% loan-to-value ratio when purchased by us are required to have seller recourse through the twelfth payment. Those seller recourse agreements require the seller to replace or repurchase any non-performing note and reimburse us for any interest, escrows, foreclosure, eviction, and property maintenance costs. A loan is considerd non-performing if any portion of the principal, interest, or escrow payment is 30 days past due. SCMI, as seller, has the further option of either assigning and transferring to us a replacement note or funding on a month-to-month basis lost interest, tax, and insurance escrow payments. No seasoning is required for Interim Mortgages.

	Under the terms of our agreement, SCMI elected to fund on a month-to-month basis loans that were non-performing and covered by a recourse agreement. During 1999 we remarketed 30 properties securing non-performing loans resulting in a gain of $29,358. As of December 31, 1999 we had 29 non-performing loans, representing 4.5% of our portfolio. Of the 29, twenty are covered under a recourse agreement. As of December 31, 1999 two hundred fifty-one of our 601 Mortgage Investments were covered under a recourse agreement. No provision for loan losses was provided as of year-end because we experienced a gain in remarketing the properties associated with non-performing loans. We intend to continue monitoring potential losses related to non-recoursed properties and, if deemed material, to reserve for anticipated losses in the fiscal year ending December 31, 2000.

     By comparison, as of December 31, 1998 we had 11 Mortgage Investments (representing 2.9% of our total portfolio) that were in default. The recourse provisions under which they were purchased covered all of those Mortgage Investments. As a result of the recourse provisions, we did not experience a loss of interest income because of the defaults.

Geographic Location

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

Market

     There is currently no established trading market for our Shares. Although we intend to seek to have our Shares listed on NASDAQ or an exchange after the sale of all of the Shares offered in our public offering, there can be no assurance that those efforts will be successful or that an established trading market for the Shares will develop.

Shareholders

     As of December 31, 1999, we had 1,185,544 shares outstanding, held by 635 beneficial owners of 445 shareholders of record, as compared to the same period in 1998, when we had 734,271 Shares outstanding, held by 434 beneficial owners or 337 shareholders of record.

Dividends

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

     Distributions to Shareholders will generally be subject to tax as ordinary income, although a portion of those Distributions may be designated by us as capital gain or may constitute a tax-free return of capital. We do not intend to declare dividends that would result in a return of capital. Any Distribution to Shareholders of income or capital assets from us will be accompanied by a written statement disclosing the source of the funds distributed. If, at the time of distribution, this information is not available, a written explanation of the relevant circumstances will accompany the Distribution and the written statement disclosing the source of the funds distributed will be sent to the Shareholders not later than 60 days after the close of the fiscal year in which the Distribution was made. In addition, we will annually furnish to each of our stockholders a statement setting forth Distributions paid during the preceding year and their characterization as ordinary income, capital gains, or return of capital.

     We began making distributions to our shareholders on September 29, 1997. Monthly distributions have continued each month thereafter. Distributions for the year ended December 31, 1999 and December 31, 1998 resulted in an annualized rate of return for Shareholders of 10.1% and 10.3% respectively.

     The following table shows the dividends per Share that have been paid by us since that date.


Month                 Dividend          Annual Rate
                      Per Share          of Return
September 1997        $ 0.1688            10.13%
October 1997          $ 0.1791            10.75%
November 1997         $ 0.1667            10.00%
December 1997         $ 0.1667            10.00%
January 1998          $ 0.1669            10.01%
February 1998         $ 0.1668            10.01%
March 1998            $ 0.1750            10.50%
April 1998            $ 0.1850            11.10%
May 1998              $ 0.1750            10.50%
June 1998             $ 0.1780            10.68%
July 1998             $ 0.1667            10.00%
August 1998           $ 0.1667            10.00%
September 1998        $ 0.1667            10.00%
October 1998          $ 0.1690            10.14%
November 1998         $ 0.1690            10.14%
December 1998         $ 0.1680            10.08%
January 1999          $ 0.1680            10.08%
February 1999         $ 0.1680            10.08%
March 1999            $ 0.1680            10.08%
April 1999            $ 0.1680            10.08%
May 1999              $ 0.1680            10.08%
June 1999             $ 0.1680            10.08%
July 1999             $ 0.1680            10.08%
August 1999           $ 0.1680            10.08%
September 1999        $ 0.1680            10.08%
October 1999          $ 0.1680            10.08%
November 1999         $ 0.1680            10.08%
December 1999         $ 0.1680            10.08%


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE
COMPANY

     The following table sets forth certain information about the Mortgage Investments that we purchased during the periods set forth below.

                                                Years Ended
                                                December 31,
                                            1999           1998

Residential Mortgages
Residential Mortgages
Purchase Price                          $6,965,000     $7,087,000
Total Number                                   151            171
Number Purchased From Affiliates               104            125
Number Purchased From Other Sources             47             46
Interest Rate                               11.34%         11.48%
Unpaid Principal Balance (1)            $7,196,000     $7,452,000
Average Principal Balance (1)              $46,100        $43,600
Remaining Term (1)                      350 months     333 months
Current Yield (1)                           11.80%         12.12%
Purchase Price/Principal Balance (1)        96.78%         95.10%
Investment-to-Value Ratio (1)(2)             84.8%         83.61%

Contracts for Deed
Purchase Price                           $5,120,000    $1,257,000
Total Number                                    116            30
Number Purchased From Affiliates                 36             7
Number Purchased From Other Sources              80            23
Interest Rate                                11.90%        11.49%
Unpaid Principal Balance (1)             $5,188,000    $1,281,000
Average Principal Balance (1)               $44,700       $42,700
Remaining Term (1)                              356           348
Current Yield (1)                            12.06%        11.71%
Purchase Price/ Principal Balance (1)        98.70%        98.12%
Investment to Value Ratio (1)(2)             88.30%        89.34%

Interim Mortgages
Purchase Price                           $8,449,544    $6,755,077
Loan Balance at year end                 $4,199,632    $3,285,000
Total Number Participated In                    300           227
Balance at Year End                             100           102
Number Purchased From Affiliates                299           227
Number Purchased From Other Sources               1             0
Interest Rate at year-end                    12.87%        12.78%
Remaining Term (1)                      6.62 Months   10.8 Months
Current Yield at year-end(1)                 13.05%        13.04%
Purchase Price/Principal Balance (1)           100%          100%
Investment to Value Ratio (1)(2)                53%           46%

(1) These amounts were determined at the time the Mortgage Investments were purchased.

(2) The investment-to-value ratio is determined at the time a Mortgage Investment is acquired and is determined by dividing the amount paid to acquire that Mortgage Investment by the value of the underlying real estate that is security for that Mortgage Investment.

For information about the Mortgage Investments that we held as of December 31, 1999 and 1998, see Item 2 - DESCRIPTION OF PROPERTY.

RESULTS OF OPERATIONS - THE YEARS ENDED DECEMBER 31, 1999 AND 1998

     We were formed on July 12, 1996, however our business operations commenced in March 1997 when the Securities and Exchange Commission issued our order of registration for our initial public offering of Shares. The statements contained in this Form 10-KSB that are not purely historical are forward looking statements, including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. Among the factors that could cause actual results to differ materially are the factors set forth in Item 1 above under the heading "Risk Factors".

     As of December 31, 1999 our mortgage portfolio in the aggregate consisted of 367 Residential Mortgages and 134 Contracts for Deed and 100 Interim Mortgages. The carrying value of the portfolio was $26.1 million. Four hundred thirty-four of the Mortgage Investments were purchased from affiliates and two hundred six were purchased from unaffiliated third parties. The average Mortgage Investment in the portfolio had an interest rate of approximately 11.7% and a current annual yield of approximately 12.2%, and a loan-to-value ratio of 79.1% (the unpaid principal balance of the Mortgage Investment divided by the value of the real estate that is the security for that Mortgage Investment.)

     By comparison as of December 31, 1998, our mortgage portfolio in the aggregate consisted of 243 Residential Mortgages and 30 Contracts for Deed and 102 Interim Mortgages. The carrying value was $14.4 million. Two hundred thirty-four of the Mortgage Investments were purchased from affiliates and 69 were purchased from unaffiliated third parties. The average Mortgage Investment in the portfolio had an interest rate of approximately 11.8% and a current annual yield of approximately 11.9%, and a loan-to-value ratio of 73.6% (the unpaid principal balance of the Mortgage Investment divided by the value of the real estate that is the security for that Mortgage Investment.)

     Our Mortgage Investments generated $2,502,504 and $1,131,154 of total income in 1999 and 1998, respectively. The increase in income in 1999 was attributed to the significant increase in Mortgage Investments we purchased during the year. Expenses of $695,004 in 1999 were offset by reimbursement from the Advisor of $169,426 resulting in net income of $1,976,926. By comparison, expenses of $314,901 in 1998 were offset by reimbursement from the Advisor to us of $200,282 that included a reimbursement of approximately $50,000 from the prior twelve-month period. Overhead expense reimbursement from our Advisor commenced when we entered into a Funding Agreement that provides that the Advisor will fund all of our general and administrative expenses. In turn, we will contribute to the Advisor, as a contribution to the Advisor's overhead costs, on a monthly basis, an amount equal to one-half of 1% of our Average Invested Assets for the immediately preceding month. Our total contributions to the Advisor shall not exceed the lesser of
(a) the total of general and administrative expenses funded by the Advisor, or (b) an amount equal to the maximum allowable Total Operating Expenses under the Declaration of Trust. The increase in expenses in 1999 was attributed to a 721% increase in interest expense from our larger line of credit, which increased to $5 million at the end of 1999 from $1.4 million at the end of 1998. Salaries and Wages grew by 37% in 1999 compared to 1998 due do hiring one employee and an increase in the president's wages. General and administrative expenses grew by 20% over 1998 due primarily to a 72% increase in printing and a 100% increase in appraisal fees. Earnings per share were $2.08 and $2.12 for 1999 and 1998, respectively.

     As part of our agreement to acquire notes from SCMI, SCMI agrees to repurchase, at no loss to us, any note that is in default any time during twelve months from our date of purchase. SCMI may satisfy its repurchase requirement to us by either assigning to us a replacement note or by funding to us lost interest, tax and insurance escrow payments, as well as any costs incurred by us related to curing the default. At year-end approximately one-half of our portfolio consisted of notes with recourse agreements. We began the year with 9 defaulted loans, had an additional 40 default (12 were not covered by a recourse agreement), resold 20 and ended the year with 29 defaulted loans. The resold properties resulted in a gain in 1999. Of the 29 properties vacant at year-end 20 are covered under a recourse agreement. The potential loss of interest on the remaining 9 is approximately $427 per month for every month that the property is defaulted plus foreclosure, repair and remarketing expenses less any amount in excess of the loan balance realized from a sale of the property. Of the Company's properties that have been resold, the average length of default is 5.6 months. Potential loss of interest per property would then be approximately $2,400 if we fail to recover interest upon the resale of a defaulted loan.

    During the year ended December 31, 1999, we paid total dividends of $2.02 per share as compared to $2.05 per share during 1998.

CAPITAL RESOURCES AND LIQUIDITY

     We utilize funds available from the sale of Shares, funds available from our bank line of credit, and return of principal to purchase Mortgage Investments. During 1999 we sold 451,273 Shares resulting in Gross Offering Proceeds of $9,025,460 and Net Offering Proceeds (after the deduction of selling commissions and fees) of $8,076,896 (89.5% of gross proceeds). This compares to 1998 when we sold 531,763 Shares resulting in Gross Offering Proceeds of $10,635,260 and Net Offering Proceeds (after the deduction of selling commissions and fees) of $9,512,292 (89.4% of gross proceeds).

     As of December 31, 1999 our aggregate sales were a total of 1,175,544 Shares for Gross Offering Proceeds of $23,534,019 and Net Offering Proceeds to us (after the deduction of selling commissions and fees) of $21,059,077 (89.6% of gross proceeds). By comparison, as of December 31, 1998, our aggregate sale totaled 724,271 Shares for Gross Offering Proceeds of $14,485,420 and Net Offering Proceeds to us (after the deduction of selling commissions and fees) of $12,982,181 (89.6% of gross proceeds). Total Shares outstanding for the periods were 1,185,544 and 734,271, respectively, which included the 10,000 initial shares acquired by our Advisor before the public offering commenced.

     On March 23, 1999 we renewed and increased our Revolving Loan Agreement (the "Loan Agreement") with our lending bank wherein we can borrow up to $5,000,000 on a revolving basis for a term of one year from the date of the Agreement. Interest on the outstanding principal balance of the loan is paid monthly at a varying rate per annum, which is one and one-half percent (1-1/2%) in excess of that bank's prime rate of interest. The outstanding balance of the line of credit at December 31, 1999 was $5,000,000. We use the line of credit to purchase Mortgage Investments prior to the receipt of funds from the next Interim Closing of the sale of Shares.

ITEM 7. FINANCIAL STATEMENTS.


                                UNITED MORTGAGE TRUST

                             INDEX TO FINANCIAL STATEMENTS


                                                                       Page

Independent Auditors' Report                                            56

Balance Sheets as of December 31, 1999 and 1998                         57

Statements of Income
     Year Ended December 31, 1999 and 1998                              58

Statements of Changes in Shareholders' Equity
     Year Ended December 31, 1999 and 1998                              59

Statements of Cash Flows
     Year Ended December 31, 1999 and 1998                              60

Notes to Financial Statements                                           61

INDEPENDENT AUDITORS' REPORT


Board of Trustees
United Mortgage Trust

      We have audited the accompanying balance sheets of United Mortgage Trust as of December 31, 1999 and 1998, and the related statements of income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Mortgage Trust as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended are in conformity with generally accepted accounting principles.


                                       Jackson & Rhodes P.C.

Dallas, Texas
February 15, 2000

UNITED MORTGAGE TRUST
BALANCE SHEETS (Audited)
For the Years Ending
December 31, 1999 and 1998
                                                    December 31,
                                               1999             1998
ASSETS
Cash                                       $    14,331      $    58,054
Investment in residential mortgages
  and contracts for deed                    21,877,468       11,159,863
Interim mortgages                            4,199,632        3,285,023
Accrued interest receivable                    244,381          133,478
Receivable from affiliate (Note 5)              23,765           15,185
Equipment, less accumulated depreciation
  of $1,776 and $1,256, respectively             2,219            1,986
Other assets                                    40,350            5,350
                                           -----------       ----------
Total Assets                               $26,402,146      $14,658,939
                                           -----------       ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Lines of credit (Note 3)                 $ 5,000,000      $ 1,484,308
  Dividend payable                             227,181          121,164
  Accounts payable & accrued
    liabilities                                    126            1,519
                                           -----------       ----------
      Total Liabilities                    $ 5,227,307      $ 1,606,991
                                           -----------       ----------
Commitments and contingencies (Note 6)

Shareholders' equity:
  Shares of beneficial interest; $.01 par
    Value; 100,000,000 shares authorized
    1,185,544 and 734,271 shares
    outstanding                            $    11,856      $     7,343
  Additional paid-in capital                21,047,321       12,974,938
  Retained earnings                            115,662           69,667
                                           -----------       ----------
      Total Shareholders' Equity           $21,174,839      $13,051,948
                                           -----------       ----------
Total Liabilities & Shareholders Equity    $26,402,146      $14,658,939
                                           -----------       ----------

See accompanying notes to financial statements.

UNITED MORTGAGE TRUST
STATEMENTS OF INCOME (Audited)
For the Years Ended
December 31, 1999 and 1998
                                              December 31,
                                        1999               1998
Revenues:
Interest income                      $2,502,504         $1,131,154
                                     ----------         ----------
Expenses:
  Salaries and wages                     92,330             67,361
  General and administrative            244,972            203,963
  Interest expense                      357,702             43,577
  Expense reimbursement from
    affiliate (Note 5)                 (169,426)          (200,282)
                                     ----------         ----------
                                        525,578            114,619
                                     ----------         ----------

Net income                           $1,976,926         $1,016,535
                                     ----------         ----------

Net income per share of
  beneficial interest                     $2.02            $2.12
                                     ----------         --------
Weighted average shares
  outstanding                           952,098          480,057
                                     ----------         --------

See accompanying notes to financial statements.

UNITED MORTGAGE TRUST
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Audited)
For the Years Ending
December 31, 1999 and 1998
                                  Shares of          Additional    Retained
                              Beneficial Interest      Paid-in     Earnings
                              Shares      Amount       Capital     (Deficit)      Total
                              ------------------     ----------    ---------  -----------
Balance, Dec 31, 1997         202,508     2,025      3,467,964       11,937     3,481,926

Proceeds from shares issued   531,763     5,318      9,506,974         --       9,512,292

Dividends ($2.05 per share)      --         --           --        (958,805)     (958,805)

Net income                       --         --           --       1,016,535     1,016,535
                              -------    ------    -----------   ----------   -----------
Balance, Dec 31, 1998         734,271    $7,343    $12,974,938   $   69,667   $13,051,948

Proceeds from shares issued   451,273     4,513      8,072,383         --       8,076,896

Dividends ($2.02 per share)      --         --           --      (1,930,931)  (1,930,931)

Net income                       --         --           --       1,976,926     1,976,926
                              -------    ------    -----------   ----------   -----------
Balance, Dec 31, 1999       1,185,544   $11,856    $21,047,321   $  115,662   $21,174,839
                            ---------    ------    -----------   ----------   -----------

See accompanying notes to financial statements.

UNITED MORTGAGE TRUST
STATEMENTS OF CASH FLOWS (Audited)
For the Years Ending
December 31, 1999 and 1998

                                                      December 31,
                                                  1999            1998
Cash flow from operating activities:
  Net income                                 $  1,976,926     $  1,016,535
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                   520            1,257
      Net amortization of discount on
        mortgage investments                      (51,690)         (55,864)
      Changes in assets and liabilities:
        Accrued interest receivable              (110,903)         (94,732)
        Other assets                              (35,000)          (3,750)
        Accounts payable and accrued
          liabilities                              (1,393)          88,001
            Net cash provided by              ------------     -----------
            operating activities:               1,778,460          951,447
                                              ------------     -----------
Cash flow from investing activities:
  Investment in residential mortgages and
    contracts for deed                        (12,084,748)      (8,344,441)
  Principal receipts on residential
    mortgages and contracts for deed            1,746,963          223,063
  Investment in interim mortgages              (8,449,544)      (6,755,077)
  Principal receipts on interim
    mortgages                                   7,534,936        4,347,329
  Loan acquisition costs                         (328,129)        (260,585)
  Purchase of equipment                              (753)            (656)
            Net cash used in investing       -------------     -----------
            activities:                       (11,581,275)     (10,790,367)
                                             -------------     -----------
Cash flow from financing activities:
  Proceeds from issuance of shares of
    beneficial interest                         8,076,896        9,512,292
  Net borrowings on note payable                     --            251,000
  Net borrowings on lines of credit             3,515,691        1,346,308
  Receivable from affiliate                        (8,581)          (3,069)
  Dividends                                    (1,824,914)        (958,805)
            Net cash provided by             ------------      -----------
            financing activities:               9,759,092        9,896,726
                                             ------------      -----------
Net increase (decrease) in cash                   (43,723)          57,806

Cash at beginning of year                          58,054              248
                                             ------------      -----------
Cash at end of period                        $     14,331           58,054
                                             ------------      -----------
Interest paid                                $    357,731           43,577
                                             ------------      -----------

See accompanying note to financial statements.

                               UNITED MORTGAGE TRUST
                            Notes to Financial Statements
                             December 31, 1999 and 1998
1. Description of Business

   The Company

United Mortgage Trust (the "Company") is a Maryland real estate investment trust which intends to continue to qualify as a real estate investment trust (a "REIT") under federal income tax laws. The Advisor to the Company is a shareholder, Mortgage Trust Advisors, Inc. (the "Advisor"), a Texas corporation. The Company invests in first lien, fixed rate Mortgage Investments secured by single-family residential property throughout the United States. Those loans are originated by others to the Company's specifications or to specification approved by the Company. Most, if not all, of those loans are not insured or guaranteed by a federally owned or guaranteed mortgage agency.

The Company is currently offering up to 2,500,000 shares in a public offering at an offering price of $20 per share. As of February 15, 2000, the Company has sold 1,258,394 shares aggregating net proceeds of $22,367,060.

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

   Residential Mortgages, Contracts for Deed and Interim Mortgages

Residential Mortgages, Contracts for Deed and Interim Mortgages are recorded at the lower of cost or estimated net realizable value, net of discounts and including loan acquisition costs. The Mortgage Investments are collateralized by real property owned by the borrowers. Loan acquisition fees are incurred when we purchase Residential Mortgages and Contracts for Deed but not when it purchases Interim Mortgages. Loan acquisition fees and discounts on the notes are amortized using the interest method over the estimated life of the mortgages (5-1/2 years). Unamortized discount amounted to $628,958 and $434,029 at December 31, 1999 and 1998, respectively. Unamortized loan acquisition costs were $508,535 and $251,893 at December 31, 1999 and 1998, respectively.

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

3. Lines of Credit

The Company had a $500,000 line of credit maturing on March 27, 1999, that was collateralized with the assignment of certain Residential Mortgages. Interest was calculated at 1-1/2 per cent above the bank's prime interest rate, which translated to a 9.25% rate when the loan terminated. The Company chose not to renew that line of credit. The Company had an additional $1,500,000 line of credit maturing on October 28, 1999, which it renewed and increased to $5,000,000 on March 23, 1999. The line of credit is collateralized with the assignment of certain Residential Mortgages. Interest is calculated at 1-1/2 per cent above the bank's prime interest rate, which translated to a 10.00% rate at year-end.

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

For each year in which they serve, each Trustee of the Company also receives 5-year options to purchase 2,500 shares of the Company's stock at $20 per share. Following is a summary of the option transactions for 1999 and 1998:

1999            1998
Outstanding at beginning of year           20,000           10,000

   Granted                                 10,000           10,000
   Expired                                     --               --
   Exercised                                   --               --
                                           ------           ------
Outstanding at end of year                 30,000           20,000
                                           ------           ------
Exercisable at end of year                 30,000           20,000
                                           ------           ------
Exercise price per share                   $20.00           $20.00

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

No pro forma disclosures are provided herein since the calculated fair value of the options was nominal.

5. Related Party Transactions

The Company currently leases its office space from an affiliate under the terms of a 36-month lease at $5,409 per month and subleases a major portion of space to South Central Mortgage, Inc. ("SCMI"), a related party, for $4,668 per month. The sublease rental rate is approximately five percent higher than the amount paid by the Company. Rent expense amounted to $6,681 and $7,101 for the years ended December 31, 1999 and 1998, respectively. Minimum lease payments in the future under the leases are as follows:

                               Minimum   Minimum
                                Lease    Sublease    Net
Year Ending December 31:       Payments  Payments  Amount
         2000                  $64,908   $56,016   $8,892
         2001                   64,908    56,015    8,892
         2002                   59,418    56,016    3,402


The Company purchased Residential Mortgages and Contracts for Deed from
South Central Mortgage, Inc., a related party, and from unaffiliated third parties for $12,084,748 and $8,344,441 for the years ended December 31, 1999 and 1998, respectively. The Company has also entered into a Mortgage
Servicing Agreement with SCMI, incurring service fees of $82,735 and $32,341 during 1999 and 1998, respectively. The Company also paid acquisition fees to the Advisor of $323,068 and $260,585 during 1999 and 1998, respectively.

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

6. Commitments and Contingencies

   Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk are primarily temporary cash investments and mortgage notes receivable. The Company places its temporary cash investments with major financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. The majority of all residential mortgages and contracts for deed receivable are "Sub-Prime, B and C Grade" notes secured by single-family homes, principally in the Dallas/Fort Worth and Houston Metropolitan areas.

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

As part of the Company's agreement to acquire notes from SCMI (Note 6), SCMI agrees to repurchase, at no loss to the Company, any note that is in default any time during twelve months from the Company's date of purchase.
SCMI may satisfy its repurchase requirement by either assigning to the Company a replacement note or by funding to the Company lost interest, tax and insurance escrow payments, as well as any costs incurred by the Company related to curing the default. At year-end approximately one-half of the Company's portfolio consisted of notes with recourse agreements. The
Company began the year with 9 defaulted loans, had an additional 40 default
(12 were not covered by a recourse agreement), resold 20 and ended the year with 29 defaulted loans. The resold properties resulted in a gain in 1999.
Of the 29 properties vacant at year-end 20 are covered under a recourse agreement. The potential loss of interest on the remaining 9 is approximately $427 per month for every month that the property is defaulted plus foreclosure, repair and remarketing expenses less any amount in excess of the loan balance realized from a sale of the property. Of the Company's properties that have been resold, the average length of default is 5.6 months. Potential loss of interest per property would then be approximately
$2,400 if the Company fails to recover interest upon the resale of a defaulted loan. No provision for loan losses has been provided as the Company believes its exposure to losses as of December 31, 1999 and 1998 was nominal.

7. New Accounting Pronouncements

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

SFAS 132

Statement of Financial Accounting Standards (SFAS) 132, "Employer's
Disclosure about Pensions and Other Postretirement Benefits," revises standards for disclosures regarding pensions and other postretirement benefits. It also requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. This statement does not change the measurement or recognition of the pension and other postretirement plans. The financial statements are unaffected by implementation of this new standard.

SFAS 133

Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities.
It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign commitment, an available for sale security, or a foreign-currency-denominated forecasted transaction. Because the
Company has no derivatives, this accounting pronouncement has no effect on the Company's financial statements.

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

                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The Trustees are responsible for the overall management and control of our business. The Trustees employ our President to manage our day-to-day operations and have retained the Advisor to use its best efforts to seek out and present to us suitable and a sufficient number of investment opportunities which are consistent with our investment policies and objectives. We may acquire Mortgage Investments from SCMI and will utilize the services of SCMI to service some or all of our Mortgages Investments.

     Our Declaration of Trust provides for not less than three nor more than nine Trustees, a majority of whom must be Independent Trustees, except for a period of 60 days after the death, removal or resignation of an Independent
Trustee. Each Trustee will serve for a one-year term. There are currently five Trustees, three of whom are Independent Trustees.

OUR TRUSTEES AND OFFICERS

     Our Trustees and officers are as follows:


Name                               Age         Offices Held
Christine "Cricket" Griffin        47          Trustee, Chairman of the Board
                                                 and President
Richard D. O'Connor, Jr.           45          Trustee
Paul R. Guernsey                   49          Independent Trustee
Douglas R. Evans                   54          Independent Trustee
Michele A. Cadwell                 48          Trustee

     Christine "Cricket" Griffin has been our President and a Trustee since July 1996. From June 1995 until July 1996, Ms. Griffin served as Chief Financial Officer of SCMI, a Texas based mortgage banking firm that is an Affiliate of the Advisor and that sells Mortgages and provides mortgage servicing services to us. Her responsibilities at SCMI included day-to-day bookkeeping through financial statement preparation, mortgage warehouse lines administration, and investor communications and reporting. Additionally, Ms. Griffin was responsible for researching and implementing a note servicing system for SCMI and its subservicer. Before joining SCMI, Ms. Griffin was Vice President of Woodbine Petroleum, Inc., a publicly traded oil and gas company for 10 years, during which time her responsibilities included regulatory reporting, shareholder relations, and audit supervision. Ms. Griffin is a 1978 graduate of George Mason University, Virginia with a Bachelor of Arts degree, summa cum laude, in Politics and Government.

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

     Paul R. Guernsey has been one of our Independent Trustees since July 1996. Since 1993 Mr. Guernsey has been a Partner and Chief Financial Officer of The Hartnett Group, Ltd. and related companies. These companies invest primarily in the financial markets, income and non-income producing real estate development, and residential mortgage loans. From 1991 through 1993 Mr. Guernsey was Chief Financial Officer of American Financial Network, Inc. a public company which operated a computerized loan origination network, seven residential mortgage brokerage companies, and a wholesale mortgage brokerage operation. From 1987 through 1991, he was Chief Financial Officer and then Vice President of operations for Discovery Learning Centers, Inc., a chain of childcare centers. From 1986 to 1987, he worked with James Grant & Associates, a Dallas based merchant banking firm. From 1973 through 1985, he served in the audit, tax and management services departments of both a regional CPA firm, and as a partner of a local firm in Michigan. Mr. Guernsey graduated with a Bachelors Degree in Business (Accounting) from Ferris State University, Michigan in 1973 and is a member of the American Institute of CPA's.

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

     Michele A. Cadwell has been one of our Trustees since August 1997. Prior to January 2000 she was an Independent Trustee. Ms. Cadwell is an attorney who has worked in the oil and gas industry since 1980. From 1998 to 1999, Ms. Cadwell was Manager - Onshore Land Operations with EEX Corp. Her primary responsibilities include drafting and negotiating exploration and marketing agreements, analyzing legislation and regulatory proposals, researching complex mineral titles, organizing and managing property divestitures, settling land owner disputes and advising and testifying on matters before the Oklahoma Corporation Commission. From 1980 until 1998 she was employed with Enserch Exploration, Inc. as Senior Land Representative. At present, Ms. Cadwell maintains an independent practice of law and operates a closing office for Commonwealth Land Title Company. She currently provides services to us in her capacity as a closing agent for Commonwealth. Ms. Cadwell is a 1974 graduate of the University of Oklahoma with a Bachelors of Arts Degree in English and a Juris Doctor Degree in 1978. She is admitted to both the Oklahoma and Texas bars.

THE ADVISOR

     Our Advisor is Mortgage Trust Advisors, Inc., a Texas corporation. The Advisor has been retained to use its best efforts to seek out and present to us, whether through its own efforts or those of third parties retained by it, suitable and a sufficient number of investment opportunities which are consistent with our investment policies and objectives and consistent with such investment programs as the Trustees may adopt from time to time in conformity with the Declaration of Trust. The services of the Advisor include managing our development of investment guidelines, overseeing servicing, negotiating purchases of loans and overseeing the acquisition or disposition of investments, and managing our assets.

     The directors and officers of the Advisor are set forth below. These officers of the Advisor may also provide services to us on behalf of the Advisor.

Name                          Age          Offices Held
Todd Etter                    49           President
Timothy J. Kopacka            40           Vice President/Secretary
James P. Hollis               59           Vice President
Dan H. Hill                   49           Vice President/Treasurer

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

     James P. Hollis is a Chartered Life Underwriter (CLU) and a Fellow, Life Management Institute (FLMI) in pension planning. Mr. Hollis has a business degree from Chattanooga State College, Tennessee. Mr. Hollis is the sole proprietor of First Financial USA - Florida, a financial products marketing company within the state of Florida. He is Vice President of S&S Financial USA, Inc., a financial products marketing company located in Melbourne, Florida. He is Advisor to SAFECO Life Insurance Company's President Advisory Board since 1998. Mr. Hollis is a Brokerage General Agent for several medium to large size life insurance companies, including SAFECO Life, Conseco Life, F&G Life, General Electric Capital Assurance and Jefferson Pilot Life. Mr. Hollis has been in the investments and insurance business since 1969.

     Dan H. Hill has a Bachelor of Business Administration degree in accounting. Mr. Hill is currently licensed as an insurance general agent, a securities principal and a Texas real estate broker. In 1998, Mr. Hill began First Financial United Management, Inc. as a Registered Investment Advisor to provide investment advice and fee based financial planning services. Since 1995, Mr. Hill has been President of First Financial USA, Inc., a national financial products marketing company. Mr. Hill is also President of H&H Services, Inc., the general partner of First Financial United Investments Ltd., L.L.P., a broker-dealer that is one of the two Selling Group Managers. In addition, he owns First Financial Management Group, a financial planning firm specializing in the small business market. Since 1978, he has been actively involved in the financial services industry, including accounting, insurance, real estate and securities. Prior to that he was a corporate accountant for several Halliburton companies.


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

     The original term of the Advisory Agreement expired on August 8, 1998 (one year from the date on which the first closing of the sale of Shares offered to the public occurred) and was renewed for a term expiring August 8, 1999. Thereafter, the Advisory Agreement may be renewed annually by us, subject to an evaluation of the performance of the Advisor by the Trustees. The Advisory Agreement may be terminated (1) without cause by the Advisor or
(2) with or without cause by a majority of the Independent Trustees. Termination under either of those provisions may be made without penalty and upon 60 days' prior written notice to the non-terminating party. The agreement was renewed through August 8, 2000.

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

                      Summary Compensation Table

                                                   Long-term
                           Annual Compensation    Compensation
                                                                 Shares
                                                              Underlying
Name and Principal Position     Year   Salary      Bonus(1)     Options
---------------------------     ----   ------      --------   ----------
Christine Griffin, President    1999   $79,860        $0         2,500
                                1998   $60,000        $0         2,500

(1) Pursuant to her employment agreement, Ms. Griffin is entitled to receive a bonus equal to 25% of the amount by which our Company's administrative expenses for the year fall below the approved administrative budget

     The following table sets forth, for the executive officer named in the Summary Compensation Table above, certain information concerning stock options granted during the 1999 and 1998 fiscal years.

                   Number of Shares     Percent of Total     Exercise
                   Underlying           Options Granted to   Price Per   Expiration
Name               Options Granted      Employees            Share       Date
Christine Griffin  1999 2,500           100%                 $20.00      12/31/03
                   1998 2,500           100%                 $20.00      12/31/04

     The following table sets forth, for the executive officer named in the Summary Compensation Table above, certain information regarding the exercise of stock options during the 1999 and 1998 fiscal years and the value of options held at fiscal year end:

              Aggregated Option Exercises in Last Fiscal Year
                    And Fiscal Year-end Option Values

                                                  Number of
                                                  Shares            Value of
                                                  Underlying        Unexercised
                                                  Exercised         In-the-Money
                           Shares                 Options at        Options at
                           Acquired               Fiscal Year-end   Fiscal Year-end
                           On         Value       Exercisable/      Exercisable/
Name                       Exercise   Realized    Unexercisable     Unexercisable
Christine Griffin  1999    0          $0          2,500/0           $0/$0
                   1998    0          $0          2,500/0           $0/$0

     (1) The value of unexercised options is based on the market value of the underlying shares at fiscal year end, minus the exercise price.

EMPLOYMENT AGREEMENT

     We have an employment agreement with Christine Griffin whereby she serves as Trustee, President and Chief Operating Officer. That agreement is for a term of one year, to be reviewed annually with the approval of a majority of Independent Trustees. The agreement was amended and renewed, for a term of one year, on July 1, 1999 in order to increase her salary. The agreement provides for her to receive: (1) an annual salary of $79,860; (2) a bonus equal to 25% of the amount by which our administrative expenses for the year fall below the approved administrative budget; and (3) for each year of service, 5-year stock options to purchase 2,500 Shares at an exercise price of $20 per Share (up to a maximum of options for 12,500
Shares).

COMPENSATION OF TRUSTEES

     Trustees who are not Independent Trustees do not receive any compensation for acting as Trustees. Independent Trustees are entitled to receive the greater of $1,000 per meeting or $4,000 per year. For each year in which they serve, each Independent Trustee shall also receive 5-year options to purchase 2,500 Shares at an exercise price of $20 per Share (not to exceed 12,500 shares per Trustee). During 1999, the Independent Trustees each received $3,000 each and waived their rights to additional fees and each Independent Trustee who served during all of 1998 also received 5-year stock options to purchase 2,500 Shares at an exercise price of $20 per Share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of December 31, 1999, we had 1,185,544 Shares issued and outstanding compared to 734,271 Shares issued and outstanding at December 31, 1998. The following table sets forth certain information regarding the beneficial ownership of the Shares as of December 31, 1999 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Shares,
(ii) each of our Trustees and executive officers named in Item 10, and (iii) all of our trustees and executive officers as a group. Except as indicated in the footnotes to this table, the persons named in the table, based on information provided by such persons, have sole voting and sole investment power with respect to all Shares shown as beneficially owned by them, subject to community property laws where applicable.


                                        Number of           Percent
Name and Address   	                     Shares (1)          of Class
----------------                        ----------          --------
Jill Major Revocable Living
 Trust/Harry Major Machine Company/
 Major Industrial Real Estate          80,000               6.75%

Christine "Cricket" Griffin (2)	         7,500(3)            0.63%
Richard D. O'Connor, Jr. (2)            0(3)                0.00%
Paul R. Guernsey (2)                    7,500(3)            0.63%
Douglas R. Evans (2)                    7,500(3)            0.63%
Michele A. Cadwell (2)(5)               7,500(3)            0.63%
All Trustees and
Executive Officers as a
Group (5 persons)                       30,000(4)           2.53%

(1) For purposes of this table, Shares indicated as being owned beneficially include Shares not presently outstanding but which are subject to exercise within 60 days through options, warrants, rights or conversion privileges. For the purpose of computing the percentage of the outstanding Shares owned by a shareholder, Shares subject to that exercise are deemed to be outstanding securities of the class owned by that shareholder but are not deemed to be outstanding for the purpose of computing the percentage by any other person.

(2) A trustee and/or executive officer of our Company. The addresses of all trustees and executive officers are c/o United Mortgage Trust, 5740 Prospect Avenue, Suite 1000, Dallas, Texas 75206.

(3) Includes 5,000 Shares issuable upon the exercise of stock options at an exercise price of $20.00 per Share.

(4) Includes the Shares described in footnote (3) above.

(5) Ms. Cadwell will no longer receive options as of January 1, 2000 because she is no longer considered an Independent Trustee because she is providing services to us in her capacity as a fee agent with a title company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RENT PAYABLE TO SCMI AS PROPERTY MANAGER FOR TODD ETTER

   The Company currently leases its office space from Todd Etter, a related party, under the term of a 36-month lease commencing January 15, 2000 at $5,409 per month and subleases a major portion of space to SCMI, a related party, for $4,668 per month. The sublease rental rate is approximately five percent higher than the amount paid by the Company.

COMMISSIONS, FEES AND SHARES THAT MAY BE ISSUED TO FIRST FINANCIAL AND IMS SECURITIES

     The Shares being sold in our initial public offering are being distributed by the Selling Group Managers on a "best efforts" basis through participating NASD member firms ("Selected Dealers") that are selected by the Selling Group Managers. Mr. Dan Hill, director and officer of the Advisor, is the principal shareholder and officer of the general partner of First Financial, one of the two Selling Group Managers.

     The Selling Group Managers receive a commission of 10% of the Gross Offering Proceeds (subject to any volume discounts for Institutional Investors), plus 0.5% of the Gross Offering Proceeds as a due diligence fee. The Selling Group Managers may, in their sole discretion, provide volume discounts of up to 2% on a negotiated basis to Institutional Investors who purchase at least 50,000 Shares. The application of any volume discounts will reduce the amount of commissions that would be paid to the Selling Group Managers but will not change the Net Offering Proceeds to us. The Selling Group Managers will pay to Selected Dealers a commission equal to 4% of the offering price of Shares sold through them unless a higher commission (up to, but not exceeding, 8%) is designated by the Selling Group Managers.
 The Selling Group Managers will also receive, for nominal consideration, Shares (the "SGM Shares") equal to 0.5% of all Shares sold (12,500 Shares if all Shares offered in the initial public offering are sold). They may allocate all or a portion of the SGM Shares to Selected Dealers and registered representatives of the Selling Group Managers. We have agreed to indemnify the Selling Group Managers with respect to certain liabilities, including liabilities under the Securities Act of 1933.

     During the year ended December 31, 1999 the First Financial received a total of $902,546 in commissions, $45,127 in due diligence fees and no SGM Shares. IMS Securities did not earn commissions or fees during 1999. During the year ended December 31, 1998, First Financial, which was then the only Selling Group Manager, received a total of $1,069,526 in commissions, $53,476 in due diligence fees and no SGM Shares.

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

     SCMI has agreed that, in the event that the obligor on any Mortgage seasoned less than 12 months sold through SCMI or any of its Affiliates to our Company defaults in the making of any payment or other obligation thereon during the period ending one year after the acquisition of that Mortgage by us, then SCMI shall purchase or repurchase the Mortgage from us or our assignee at a price on the date of that purchase computed as the total unpaid principal balance due thereon, plus accrued interest to the date of the purchase, plus insurance premiums, taxes and any other amounts expended by us in the maintenance, protection or defense of its interest therein or in the real property, including reasonable attorneys' fees. SCMI has further agreed that any notes sold to us by SCMI shall be guaranteed for the first 12 payments regardless of seasoning. SCMI may satisfy its obligations under the foregoing purchase or repurchase requirement by either:

     (a) Assigning and transferring to our Company a replacement Mortgage or Mortgages, provided: (i) the real property securing the replacement Mortgage(s), the creditworthiness of the obligor on the replacement Mortgage(s) and other general underwriting criteria are reasonably acceptable to us; and (ii) the value of the replacement Mortgage(s) at the date of transfer to our Company shall be computed by our Company in accordance with our then applicable pricing schedule for acquisition of those Mortgages, giving due regard to principal balance, interest rate, term, amortization and other general factors used by our Company for acquisition of those Mortgages at that time;
or

     (b) Funding by SCMI, on a month-to-month basis, to our Company of all lost interest, tax and insurance escrow payments, as well as any costs incurred by us related to curing the default or obtaining title to and possession of the property securing the defaulted obligation, including by not limited to foreclosure, deed in lieu of foreclosure, bankruptcy claims or motions, evictions, maintaining and/or securing the property and remarketing costs less any additional down payments or settlements received by us.
     Since we began purchasing loans in August 1997 and though 1999, fifty-eight loans have defaulted. Of the defaulted loans twelve were not covered under a recourse agreement.
LOAN SERVICING FEE PAYABLE TO SCMI

     We utilize the services of SCMI and nonaffiliated third parties to service the Residential Mortgages and Contracts for Deed we acquire. For its efforts in servicing those investments, SCMI is paid a fee equal to 0.5% of the principal balance of the mortgages being serviced by SCMI, a rate we believe is a competitive rate that is no higher than the rates charged by unaffiliated third parties. The servicing of the investments includes the collection of monthly payments from the borrower, the distribution of all principal and interest to us, the payment of all real estate taxes and insurance to be paid out of escrow, regular distribution of information regarding the application of all funds received and enforcement of collection for all delinquent accounts, including foreclosure of that account when and as necessary. The amount of loan servicing fees paid to SCMI will depend upon the principal balance of the mortgages serviced by SCMI. Interim Mortgages are serviced by CRC on a no fee basis.

    During the year ended December 31, 1999, we paid SCMI $82,735 in loan servicing fees. By comparison, $32,423 in loan servicing fees were paid in 1998.

REAL ESTATE BROKERAGE COMMISSIONS

     If we foreclose on a property securing a Residential Mortgage and sell that property, we may pay real estate brokerage fees which are reasonable, customary and competitive, taking into consideration the size, type and location of the property (the "Competitive Commission"), which shall not in the aggregate exceed 6% of the gross sales price of the property; however, as to the Advisor, a Trustee, or an Affiliate thereof, those fees shall be paid only if that person provides a substantial amount of services in the sales effort, in which case those fees shall not exceed the lesser of (i) a percentage of the gross sales price of a property equal to 50% of the Competitive Commission, or (ii) 3 percent of the gross sales price of a property.

     During the years ended December 31, 1999 and 1998, we did not pay any real estate brokerage commissions.

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

     We paid the Advisor a total of $328,129 and $260,586 in Acquisition Fees during the twelve months ending December 31, 1999 and 1998, respectively.

POTENTIAL REIMBURSEMENT OF EXPENSES BY ADVISOR

     The Declaration of Trust provides that the Total Operating Expenses may not exceed in any fiscal year the greater of (a) 2% of the Average Invested Assets of our Company (defined generally as our average book value of Mortgage Investments, without regard for non-cash reserves) or (b) 25% of our Net Income. Our President will have the responsibility of preparing an annual budget and submitting that budget to the Trustees. In the event the Total Operating Expenses exceed the limitations described above, then within 60 days after the end of our fiscal year, the Advisor shall reimburse to us the amount by which the aggregate annual Total Operating Expenses paid or incurred by us exceeds the limitation.

     During 1997, we entered into a Funding Agreement with the Advisor whereby the Advisor agreed to fund our general and administrative expenses. In consideration of the agreement, we will contribute to the Advisor, on a monthly basis, 0.5% of our average invested assets for the immediately preceding month. Expense reimbursements of $169,426 and $200,282 were made during the twelve months ending December 31, 1999 and 1998, respectivley.

SUBORDINATED INCENTIVE FEE AND OPTIONS PAYABLE TO ADVISOR

     Subject to certain conditions described below, the Advisor will receive a Subordinated Incentive Fee equal to 25% of the amount by which our Net Income for a year exceeds a 10% per annum non-compounded cumulative return on our Adjusted Contributions. For each year which it receives a Subordinated Incentive Fee, the Advisor shall also receive 5-year options to purchase 10,000 Shares at the initial offering price of the Shares (not to exceed 50,000 Shares). When our audited annual financial statements are received each year, the Advisor shall determine if the following conditions are satisfied:

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

    If our Trustees agree that both of those conditions are satisfied, we will, subject to the restrictions set forth in the following sentence, pay the Advisor the Subordinated Incentive Fee. In no event may the Subordinated Incentive Fee exceed the amount permitted under Section IV.D. of the Statement of Policy on Real Estate Investment Trusts adopted by the North American Securities Administrators Association and in effect on March 5, 1997 (the commencement date of our initial public offering). No Subordinated Incentive Fees was paid by us in the year ending December 31, 1999 or 1998.

ITEM 13. EXHIBITS

EXHIBITS. See the Exhibit Index on the following page for a list of the exhibits that are filed as part of this report.


Exhibit
NUMBER    DESCRIPTION                                                   PAGE*
3.1       Form of Second Amendment Restated Declaration of Trust       3.1C*

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

                                  SIGNATURES


     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 31, 2000.


                                    UNITED MORTGAGE TRUST


                                    By: /S/CHRISTINE A. GRIFFIN
                                        Christine A. Griffin, President

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title              Date

Principal Executive Officer:


/S/ CHRISTINE A. GRIFFIN           Trustee, Chairman
Christine A. Griffin               of the Board        March 31, 2000
                                   and President

Principal Financial and
  Accounting Officer:

/S/CHRISTINE A. GRIFFIN            Trustee, Chairman
Christine A. Griffin               of the Board        March 31, 2000
                                   and President

/S/PAUL R. GUERNSEY                Trustee             March 31, 2000
Paul R. Guernsey

/S/DOUGLAS R. EVANS                Trustee             March 31, 2000
Douglas R. Evans

/S/RICHARD D. O'CONNOR, JR.        Trustee             March 31, 2000
Richard D. O'Connor, Jr.

/S/MICHELE A. CADWELL              Trustee             March 31, 2000
Michele A. Cadwell







36