Form 10QSB
period 2000-03-31
UNITED MORTGAGE TRUST
filed 2000-05-15
CIK 101390

Form 10-QSB



     [ x ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ending March 31, 2000

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

                               (i)

UNITED MORTGAGE TRUST
INDEX TO FORM 10-QSB
                                                      Page Number


PART I  -- FINANCIAL INFORMATION . . . . . . . . . . . . . .3

Item 1. Financial Statements . . . . . . . . . . . . . . . .2

     Balance Sheets
        March 31, 2000 and December 31, 1999. . . . . . . . 2

     Statements of Income
        Three Months Ending
        March 31, 2000 and 1999. . . . . . . . . . . . . . .3

     Statements of Cash Flows
        Three Months Ending
        March 31, 2000 and 1999. . . . . . . . . . . . . . .4

     Notes to Financial Statements. . . . . . . .  . . . . .5

Item 2. Management's Discussion and Analysis
  of Results of Operations and Financial Condition . . . . .7

PART II -- OTHER INFORMATION . . . . . . . . . . . . . . . 10

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . 10

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . .11

Accountants' Review Report . . . . . . . . . . . . . . . . 12

PART I  -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

BALANCE SHEETS
MARCH 31, 2000 AND DECEMBER 31, 1999
                                           March 31,     December 31,
                                             2000            1999
                                          (unaudited)     (audited)
ASSETS
Cash                                       $    79,676   $    14,331
Investment in residential mortgages
   and contracts for deed                   24,199,501    21,877,468
Interim mortgages                            4,334,288     4,199,632
Accrued interest receivable                    436,495       244,381
Principal receivable                            10,820          --
Receivable from affiliate (Note 4)              50,188        23,765
Equipment, less accumulated depreciation
     of $1,906 and $1,776, respectively          2,090         2,219
Other assets                                    40,350        40,350
                                           -----------   -----------
Total Assets                               $29,153,408   $26,402,146
                                           ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Line of credit (Note 3)                    5,000,000     5,000,000
  Dividend payable                             216,943       227,181
  Accounts payable & accrued
      liabilities                                5,726           126
                                           -----------   -----------
      Total Liabilities                      5,222,669     5,227,307
                                           -----------   -----------

Shareholders' equity:
  Shares of beneficial interest; $.01 par
    Value; 100,000,000 shares authorized
    1,339,260 and 1,185,544 shares
    outstanding                                 13,393        11,856
  Additional paid-in capital                23,793,452    21,047,321
  Retained earnings                            123,894       115,662
                                           -----------   -----------
      Total Shareholders' Equity           $23,930,739   $21,174,839
                                           -----------   -----------
Total liabilities & shareholders' equity   $29,153,408   $26,402,146
                                           ===========   ===========

See accompanying notes to financial statements.

STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDING MARCH 31, 2000 AND 1999
                                                      March 31,
                                                2000          1999
                                            (unaudited)    (unaudited)
Income:
  Gain on sale of notes                     $  4,018        $  1,068
  Interest income                            816,341         484,450
                                            --------        --------
                                             820,359         485,518
                                            --------        --------
Expense:
  Salaries and wages                          33,979          16,228
  General and administrative                  76,507          62,302
  Interest expense                           128,528          31,732
  Expense reimbursement from
    affiliate(Note 4)                        (54,188)        (48,060)
                                            --------        --------
                                             184,826          62,202
                                            --------        --------
Net income                                  $635,533        $423,316
                                            ========        ========

Net income per share of beneficial
  interest                                     $0.49           $0.54
                                            ========        ========

Weighted average shares outstanding        1,289,010         778,380
                                          ==========        ========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDING MARCH 31, 2000 AND 1999
                                                       March 31,
                                                  2000         1999
                                              (unaudited)  (unaudited)
Cash flows from operating activities:
  Net income                                  $   635,533   $ 423,316
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                   130         130
      Net amortization of discount on
        mortgage investments                      (15,785)    (27,111)
      Changes in assets and liabilities:
        Accrued interest receivable              (192,114)    (23,649)
        Other assets                                 --       (35,000)
        Accounts payable and accrued
          liabilities                               5,600      (1,439)
          Net cash provided by operating      -----------   ---------
            activities:                           433,364     336,247
                                              -----------   ---------
Cash flows from investing activities:
  Investment in residential mortgages
    and contracts for deed                    (2,517,366)   (2,576,928)
  Principal receipts on residential
    mortgages and contracts for deed             273,794       153,006
  Investment in interim mortgages             (1,720,929)   (2,532,075)
  Principal receipts on interim mortgages      1,586,572     2,521,133
  Loan acquisition costs                         (73,795)      (78,462)
        Net cash used in investing             ---------     ---------
         activities:                          (2,451,724)   (2,513,326)
                                               ---------     ---------
Cash flows from financing activities:
  Proceeds from issuance of shares of
    beneficial interest                        2,747,668     1,268,314
  Net borrowings on credit line                    --        1,384,692
  Receivable from affiliate                      (26,422)        1,743
  Dividends                                     (637,541)     (376,688)
        Net cash provided by financing        ----------    ----------
          activities:                          2,083,705     2,278,061
                                              ----------    ----------
Net increase in cash                              65,345       100,982

Cash at beginning of period                       14,331        58,054
                                              ----------    ----------
Cash at end of period                          $  79,676    $  159,036
                                              ----------    ----------
Interest paid                                  $ 128,528    $   31,732
                                              ----------    ----------

See accompanying notes to financial statements.


                   UNITED MORTGAGE TRUST
               Notes to Financial Statements
                     March 31, 2000

1. Description of Business

The Company

     United Mortgage Trust is a self-administered real estate investment trust (a "REIT") that invests in mortgages and contracts for deed. Most, if not all, of the mortgages and contracts for deed that we purchase are not insured or guaranteed by a federally owned or guaranteed mortgage agency and involve borrowers who do not satisfy all of the income ratios, credit record criteria, loan-to-value ratios, employment history and liquidity requirements of conventional mortgage financing. The advisor to the Company is Mortgage Trust Advisors, Inc. (the "Advisor"), a Texas corporation.

     Operations commenced on March 5, 1997 when approval was given by the Securities and Exchange Commission for the Company's initial public offering of shares. The Company is currently offering up to 2,500,000 shares at an offering price of $20 per share.

2. Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in information disclosed in the notes to the financial statements for the year ending December 31, 1999 included in the Company's 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ending March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

3. Line-of-Credit

     The Company had a $1,500,000 line of credit maturing on October 28, 1999, which it increased to $5,000,000 on March 23, 1999. The line-of-credit agreement expired on April 30, 2000. The lender granted a 90-day extension of the $5,000,000 line-of-credit on April 30, 2000. The Trustees of the Company have agreed to renew the line-of-credit for an additional twelve-month period at the end of the 90-day period. The line-of-credit was collateralized with the assignment of certain Residential Mortgages. Interest was calculated at 1-1/2 per cent above the bank's prime interest rate, which translated to a 10.25% rate for the quarter ending March 31, 2000. The 90-day extension lowered the rate of interest to 1-1/4 per cent above the bank's rate.

4. Related Party Transactions

     In 1997 the Company entered into a Funding Agreement with the Advisor whereby the Advisor agreed to fund the Company's general and administrative expenses. In connection with this Agreement, the Company received $54,188 and $48,060 in expense reimbursements for the three months ending March 31, 2000 and 1999, respectively. In consideration of the Agreement, the Company contributed to the Advisor an amount equal to one-half of one percent (.5%) of the Company's average invested assets for the immediately preceding month.

     The Company also paid the Advisor Acquisition Fees of $73,795 and $78,462 during the three months ending March 31, 2000 and 1999, respectively. The fee is calculated at 3% of the unpaid principal balance of the Residential Mortgages as of the purchase date.

     The Company currently leases its office space from an affiliate under the terms of a 36-month lease at $5,409 per month and subleases a major portion of space to South Central Mortgage, Inc. ("SCMI"), a related party, for $4,668 per month. The sublease rental rate is approximately five percent higher than the amount paid by the Company. Rent expense amounted to $2,702 and $1,755 for the quarters ended March 31, 2000 and 1999, respectively.

     The Company has also entered into a Mortgage Servicing Agreement with SCMI, incurring service fees of $28,317 and $14,915 during the 2000 and 1999 quarters, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999

     We were formed on July 12, 1996, however our business operations commenced in March 1997 when the Securities and Exchange Commission issued an order of registration for our initial public offering of Shares.

     The following table sets forth certain information about the Mortgage Investments that we purchased during the periods set forth below.

                                            Three Months Ending
                                                 March 31,
                                            2000           1999

RESIDENTIAL MORTGAGES
Purchase price                          $1,299,000     $2,079,000
Total number                                    30             44
Number purchased from affiliates                20             28
Number purchased from other sources             10             16
Blended interest rate                       11.35%         11.28%
Aggregate principal balance             $1,516,000     $2,165,000
Average principal balance                  $50,500        $49,000
Remaining term in months (1)                   353            351
Current yield (1)                           11.82%         11.78%
Investment-to-value ratio (1)(2)            84.00%         85.07%

CONTRACTS FOR DEED
Purchase price                          $1,299,000     $  498,000
Total number                                    29             12
Number purchased from affiliates                 9              3
Number purchased from other sources             20              9
Blended interest rate                       11.86%         11.77%
Aggregate principal balance             $1,378,000     $  509,000
Average principal balance                   47,500        $42,500
Remaining term in months(1)                    355            352
Current yield (1)                           11.95%         12.04%
Investment-to-value ratio (1)(2)            89.60%         88.90%

INTERIM MORTGAGES
Dollars invested during period          $1,720,929     $2,532,075
Total number participated in
  during period                                 63             73
Number purchased from affiliates                63             73
Number purchased from other sources              0              0
Blended interest rate                       12.75%         12.75%
Remaining term in months                <12 months     <12 months
Current yield at year-end (1)               12.93%         12.93%
Investment-to-value ratio (1)(2)               52%            50%

(1) These amounts were determined at the time the Mortgage Investments were purchased.

(2) The investment-to-value ratio is determined at the time a Mortgage Investment is acquired and is determined by dividing the amount paid to acquire that Mortgage Investment by the value of the underlying real estate that is security for that Mortgage Investment.

     As of March 31, 2000 our mortgage portfolio in the aggregate consisted of 390 Residential Mortgages and 158 Contracts for Deed. As of the dates of purchase, the portfolio had an unpaid principal balance of $24,500,000, and was purchased for a discounted price of $23,600,000 (96.23% of the unpaid principal balance). The average loan in the portfolio had a blended interest rate of 11.52%, an unpaid principal balance of $45,000, a term remaining of 342 months, and a current annual yield of 11.97%, and an investment-to-value ratio of 85.00%. As of March 31, 2000 we also had 98 active interim mortgages with an outstanding principal balance of $4,334,288.

     By comparison as of March 31, 1999, our mortgage portfolio in the aggregate consisted of 281 Residential Mortgages and 41 Contracts for Deed. As of the dates of purchase, the portfolio had an unpaid principal balance of $13,950,463, and was purchased for a discounted price of $13,249,293 (94.97% of the unpaid principal balance). The average loan in the portfolio had a blended interest rate of 11.44%, an unpaid principal balance of $43,324, a term remaining of 333 months, and a current annual yield of 12.04%, and an investment-to-value ratio of 84.10%. As of March 31, 1999 we also had 115 active interim mortgages with an outstanding principal balance of $3,295,965.

     All of the properties that are security for the Residential
Mortgages and Interim Mortgages were located in Texas. Each of the properties was adequately covered by a mortgagee title insurance policy and hazard insurance.

     Our Mortgage Investments generated $820,359 and $485,518 of total income during the quarters ending March 31, 2000 and 1999, respectively, which represents a 69% increase. The rise was attributed to the significant addition of Mortgage Investments purchased using Net Offering Proceeds derived from the sale of our Shares during the year proceeding the current period. Expenses of $239,014 in the 2000 quarter were offset by reimbursement from the Advisor or $54,188 compared to $110,262 in the 1999 quarter were offset by reimbursement from the Advisor to us of $48,060. The 117% rise in the 2000 quarter was attributed to an additional interest expense commensurate with and substantially higher borrowing on our credit line.

      Net income of $635,533 and $423,316 for the quarters ending March 31, 2000 and 1999, respectively, represented a 50% increase. Earnings per weighted average share were $0.49 and $0.54 for the 2000 and 1999 quarters. The decrease was attributed to an increase in expenses.

     As of March 31, 2000, 4.61% of our Mortgage Investments were in default compared to 3.02% at the 1999 quarter's end. As a result of the recourse provisions under which the Mortgage Investments were purchased and due to the gain on resale of foreclosed properties, we did not experience a loss of interest income due to the defaults in either quarter.

    Dividends declared and paid per share of beneficial interest for the quarters ending March 31, 2000 and 1999 were $0.501 and $0.504, respectively. Both quarters exceed a 10% annualized rate of return for our shareholders.

CAPITAL RESOURCES AND LIQUIDITY FOR THE QUARTERS ENDING MARCH 31, 2000
AND 1999

     We utilize funds made available from the sale of our Shares, funds made available on our bank line of credit and repayment of principal on our Residential Mortgages and Contracts for Deed to purchase Mortgage Investments. During the 2000 quarter we sold 153,716 shares of beneficial interest for Gross Offering Proceeds of $3,074,000 and Net Offering Proceeds (after the deduction of selling commissions and fees) to us of $2,747,000. During the 1999 quarter we sold 70,870 shares of beneficial interest for Gross Offering Proceeds of $1,417,400 and Net Offering Proceeds (after the deduction of selling commissions and fees) to us of $1,268,000. Net borrowing on our line of credit did not change during the 2000 quarter but did in the 1999 quarter by $1,384,692. Repayment of principal on our Residential Mortgages and Contracts for Deed was $273,794 during the 2000 quarter and $153,006 during the 1999 quarter.

     As of March 31, 2000 we had sold an aggregate of 1,329,260 for Gross Offering Proceeds of $26,785,200 and Net Offering Proceeds to us of $23,806,845. As of March 31, 1999, we had sold an aggregate total of 795,141 Shares for Gross Offering Proceeds of $15,902,820 and Net Offering Proceeds to us of $14,225,594. Total shares outstanding at March 31, 2000 and 1999 respectively were 1,339,260 and 805,141, which included 10,000 sold to the Advisor before the public offering commenced.

      On March 23, 1999 we renewed and increased our Revolving Loan Agreement (the "Legacy Agreement") with Legacy Bank of Texas, a Texas State Bank ("Legacy"), wherein we could borrow up to $5,000,000 on a revolving basis for a term of one year from the date of the agreement. Interest on the outstanding principal balance of the loan was paid monthly at a varying rate per annum, which was one and one-half percent (1-1/2%) above the "Wall Street Journal Prime" rate of interest. As security for the prompt satisfaction of all obligations of the Legacy Agreement, we pledged through collateral assignment $10,000,000 of residential mortgages. The outstanding loan balance at March 31, 2000 was $5,000,000 and at March 31, 1999 was $2,869,000. The line-of-credit agreement expired on April 30, 2000. The lender granted a 90-day extension of the $5,000,000 line-of-credit on April 30, 2000. The Trustees of the Company have agreed to renew the line-of-credit for an additional twelve-month period at the end of the 90-day period. The line-of-credit was collateralized with the assignment of certain Residential Mortgages. Interest was calculated at 1-1/2 per cent above the bank's prime interest rate, which translated to a 10.25% rate for the quarter ending March 31, 2000. The 90-day extension lowered the rate of interest to 1-1/4 per cent above the bank's rate.

PART II - OTHER INFORMATION

None


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.


                                    UNITED MORTGAGE TRUST
                                        (Registrant)



Date:  May 15, 2000                 /S/Christine A. Griffin
                                      Christine A. Griffin
                                           President

                  ACCOUNTANTS' REVIEW  REPORT



Board of Directors
United Mortgage Trust

     We have reviewed the accompanying balance sheets of United Mortgage Trust as of March 31, 2000 and the related statements of income and cash flows for the three months then ended. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of analytical procedures applied to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of United Mortgage Trust as of December 31, 1999 and the related statements of earnings and cash flows for the year then ended (not presented separately herein), and in our report dated February 15, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.





                                          Jackson & Rhodes P.C.




Dallas, Texas
May 5, 2000