Form 10QSB
period 2000-06-30
UNITED MORTGAGE TRUST
filed 2000-08-11
CIK 101390

Form 10-QSB



     [ x ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ending June 30, 2000

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

     Balance Sheets
        June 30, 2000 and December 31, 1999. . . . . . . . .2

     Statements of Income
        Three Months and Six Months Ending
        June 30, 2000 and 1999. . . . . . . . . . . . . . . 3

     Statements of Cash Flows
        Six Months Ending
        June 30, 2000 and 1999. . . . . . . . . . . . . . . 4

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

PART I  -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

BALANCE SHEETS
June 30, 2000 AND DECEMBER 31, 1999
                                           June 30,     December 31,
                                             2000            1999
                                          (unaudited)     (audited)
ASSETS
Cash                                       $    19,411   $    14,331
Investment in residential mortgages
   and contracts for deed                   27,894,062    21,877,468
Interim mortgages                            4,212,460     4,199,632
Accrued interest receivable                    335,640       244,381
Receivable from affiliate (Note 4)              68,528        23,765
Equipment, less accumulated depreciation
     of $2,036 and $1,776, respectively          1,960         2,219
Other assets                                    40,350        40,350
                                           -----------   -----------
Total Assets                               $32,572,411   $26,402,146
                                           ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Line of credit (Note 3)                    4,919,000     5,000,000
  Dividend payable                             251,595       227,181
  Accounts payable & accrued
      liabilities                                4,493           126
                                           -----------   -----------
      Total Liabilities                      5,175,088     5,227,307
                                           -----------   -----------

Shareholders' equity:
  Shares of beneficial interest; $.01 par
    Value; 100,000,000 shares authorized
    1,533,709 and 1,185,544 shares
    outstanding                                 15,337        11,856
  Additional paid-in capital                27,274,346    21,047,321
  Retained earnings                            107,640       115,662
                                           -----------   -----------
      Total Shareholders' Equity           $27,397,323   $21,174,839
                                           -----------   -----------
Total liabilities & shareholders' equity   $32,572,411   $26,402,146
                                           ===========   ===========

See accompanying notes to financial statements.

STATEMENTS OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDING JUNE 30, 2000 AND 1999
                                 THREE MONTHS ENDING         SIX MONTHS ENDING
                                      JUNE 30,                    JUNE 30,
                                 2000            1999    2000                1999
                                     (unaudited)                (unaudited)
Income:
  Gain on sale of notes          $  3,924    $ 37,523    $    7,942    $   38,591
  Interest income                 884,703     586,767     1,701,044     1,071,216
                                 --------    --------    ----------    ----------
                                  888,627     624,290     1,708,986     1,109,807
                                 --------    --------    ----------    ----------
Expense:
  Salaries and wages               43,032      22,360        77,011        38,588
  General and administrative       85,646      60,115       162,153       122,417
  Interest expense                125,134      85,225       253,662       116,957
  Expense reimbursement from
    affiliate(Note 4)             (61,812)    (43,164)     (116,000)      (91,224)
                                 --------    --------    ----------    ----------
                                  192,000     124,536       376,826       186,738
                                 --------    --------    ----------    ----------
Net income                       $696,627    $499,754    $1,332,160    $  923,069
                                 ========    ========    ==========    ==========

Net income per share of
  beneficial interest              $0.48        $0.56         $0.99         $1.11
                                ========     ========    ==========    ==========

Weighted average shares
  outstanding                  1,455,832      886,251     1,349,968       832,316
                              ==========     ========    ==========    ==========

See accompanying notes to financial statements.

                                           3

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDING June 30, 2000 AND 1999
                                                       June 30,
                                                  2000         1999
                                              (unaudited)   (unaudited)
Cash flows from operating activities:
  Net income                                  $ 1,332,160   $ 923,069
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                   260         260
      Gain on sale of notes                           --      (48,664)
      Net amortization of discount on
        mortgage investments                      (22,936)    (45,886)
      Changes in assets and liabilities:
        Accrued interest receivable               (91,259)    (56,522)
        Other assets                                 --       (35,000)
        Accounts payable and accrued
          liabilities                               4,367         976
          Net cash provided by operating      -----------   ---------
            activities                          1,222,592     738,233
                                              -----------   ---------
Cash flows from investing activities:
  Investment in residential mortgages
    and contracts for deed                    (6,210,204)  (6,458,598)
  Principal receipts on residential
    mortgages and contracts for deed             397,838      926,305
  Investment in interim mortgages             (4,786,001)  (4,856,065)
  Principal receipts on interim mortgages      4,773,174    4,483,039
  Loan acquisition costs                        (181,296)    (176,098)
        Net cash used in investing             ---------    ---------
         activities                           (6,006,489)  (6,081,417)
                                               ---------    ---------
Cash flows from financing activities:
  Proceeds from issuance of shares of
    beneficial interest                        6,230,508    3,267,397
  Net borrowings on credit line                  (81,000)   2,893,031
  Receivable from affiliate                      (44,762)       6,648
  Dividends                                   (1,315,769)    (799,968)
        Net cash provided by financing        ----------   ----------
          activities                           4,788,977    5,367,108
                                              ----------   ----------
Net increase in cash                               5,080       23,924

Cash at beginning of period                       14,331       58,054
                                              ----------   ----------
Cash at end of period                          $  19,411   $   81,978
                                              ----------   ----------
Interest paid                                  $ 253,662   $  116,957
                                              ----------   ----------

See accompanying notes to financial statements.

                   UNITED MORTGAGE TRUST
               Notes to Financial Statements
                     June 30, 2000

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

2. Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in information disclosed in the notes to the financial statements for the year ending December 31, 1999 included in the Company's 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ending June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

3. Line-of-Credit

     The Company has a $5,000,000 credit facility which expired on April 1, 2000. The company entered into a three-month extension of that line-of credit dated April 1, 2000. The Trustees of the Company have agreed to renew the line-of-credit for an additional twelve-month period at the end of the 90-day period. The line-of-credit was collateralized with the assignment of certain Residential Mortgages. Interest was calculated at 1-1/2 per cent above the bank's prime interest rate, which translated to a 10.25% rate for the quarter ending June 30, 2000. The 90-day extension lowered the rate of interest to 1-1/4 per cent above the bank's rate.

4. Related Party Transactions

     In 1997 the Company entered into a Funding Agreement with the Advisor whereby the Advisor agreed to fund the Company's general and administrative expenses. In connection with this Agreement, the Company received $61,812 and $43,164 in expense reimbursements during the three months and $116,000 and $91,224 during the six months ending June 30, 2000 and 1999, and respectively. In consideration of the Agreement, the Company contributed to the Advisor an amount equal to one-half of one percent (.5%) of the Company's average invested assets for the immediately preceding month.

     The Company also paid the Advisor Acquisition Fees of $107,501 and $97,636 during the three months and $181,296 and 176,098 during the six months ending June 30, 2000 and 1999, respectively. The fee is calculated at 3% of the unpaid principal balance of the Residential Mortgages as of the purchase date.

     The Company currently leases its office space from an affiliate under the terms of a 36-month lease at $5,409 per month and subleases a major portion of space to South Central Mortgage, Inc. ("SCMI"), a related party, for $4,668 per month. The sublease rental rate is approximately five percent higher than the amount paid by the Company. Rent expense amounted to $2,093 and $1,755 during the three months and $4,795 and $3,510 during the six months ending June 30, 2000 and 1999, respectively.

     The Company has also entered into a Mortgage Servicing Agreement with SCMI, incurring service fees of $33,000 and $19,200 during the three months and $61,317 and $34,115 during the six months ending June 30, 2000 and 1999, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED JUNE 30, 2000 AND 1999

     We were formed on July 12, 1996, however our business operations commenced in March 1997 when the Securities and Exchange Commission issued an order of registration for our initial public offering of Shares.

     The following table sets forth certain information about the Mortgage Investments that we purchased during the periods set forth below.


                                     Three Months Ending         Six Months Ending
                                          June 30,                    June 30,
                                    2000               1999   2000                1999

RESIDENTIAL MORTGAGES
Purchase price                      $2,895,000   $2,178,000   $4,410,000    $4,258,000
Total number                                63           49           93            93
Number purchased from affiliates            19           35           39            63
Number purchased from other sources         44           14           54            30
Blended interest rate                   11.59%       11.30%        1.51%        11.29%
Aggregate principal balance         $2,940,000   $2,265,000   $4,460,000    $4,433,000
Average principal balance              $47,000      $46,000      $48,000       $48,000
Remaining term in months (1)               333          352          336           336
Current yield (1)                       11.78%       11.75%       11.79%        11.75%
Investment-to-value ratio (1)(2)        86.10%       84.60%       85.20%        84.50%

CONTRACTS FOR DEED
Purchase price                      $  827,000   $1,703,000   $1,800,000    $2,201,000
Total number                                17           39           37            51
Number purchased from affiliates             8           23            8            16
Number purchased from other sources          9           16           29            25
Blended interest rate                   11.37%       11.91%       11.73%        11.88%
Aggregate principal balance         $  834,000   $1,718,000   $1,816,000    $2,228,000
Average principal balance              $49,000      $44,000      $49,000       $44,000
Remaining term in months(1)                348          354          350           354
Current yield (1)                       11.78%       12.02%       11.86%        12.02%
Investment-to-value ratio (1)(2)        87.70%       89.10%       86.00%        88.00%

INTERIM MORTGAGES
Dollars invested during period      $3,063,000   $2,108,000   $4,786,000   $4,856,000
Total number participated in
  during period                            105           61          174          144
Number purchased from affiliates           105           61          174          144
Number purchased from other sources          0            0            0            0
Blended interest rate                   12.75%       12.75%       12.75%       12.75%
Remaining term in months            <12 months   <12 months   <12 months   <12 months
Current yield at year-end (1)           12.93%       12.93%       12.93%       12.93%
Investment-to-value ratio (1)(2)        52.00%       50.00%       52.00%       50.00%

(1) These amounts were determined at the time the Mortgage Investments were purchased.

(2) The investment-to-value ratio is determined at the time a Mortgage Investment is acquired and is determined by dividing the amount paid to acquire that Mortgage Investment by the value of the underlying real estate that is security for that Mortgage Investment.

     As of June 30, 2000 our mortgage portfolio in the aggregate consisted of 445 Residential Mortgages and 177 Contracts for Deed. As of the dates of purchase, the portfolio had an unpaid principal balance of $28.1 million, and was purchased for a discounted price of $27.1 million (96.65% of the unpaid principal balance). The average loan in the portfolio had a blended interest rate of 11.55%, an unpaid principal balance of $45,000, a term remaining of 329 months, a current annual yield of 11.95%, and an investment-to-value ratio of 85.2%. As of June 30, 2000 we also had 111 active interim mortgages with an outstanding principal balance of $4.2 million.

     By comparison as of June 30, 1999, our mortgage portfolio in the aggregate consisted of 316 Residential Mortgages and 78 Contracts for Deed. As of the dates of purchase, the portfolio had an unpaid principal balance of $17.2 million, and was purchased for a discounted price of $16.4 million (95.58% of the unpaid principal balance). The average loan in the portfolio had a blended interest rate of 11.46%, an unpaid principal balance of $44,500, a term remaining of 331 months, a current annual yield of 12.00%, and an investment-to-value ratio of 84.20%. As of June 30, 1999 we also had 114 active interim mortgages with an outstanding principal balance of $3.7 million.

     All of the properties that are security for the Residential
Mortgages and Interim Mortgages were located in Texas. Each of the properties was adequately covered by a mortgagee's title insurance policy and hazard insurance.

     During the three-month periods ending June 30, 2000 and 1999 our Mortgage Investments generated $889,627 and $624,290 of total income, which represented a 42% increase. The rise was attributed to the significant addition of Mortgage Investments purchased using Net Offering Proceeds derived from the sale of our Shares during the year preceding the current period. Expenses of $253,812 in the 2000 quarter were offset by reimbursement from the Advisor or $61,812 compared to $167,700 in the 1999 quarter offset by reimbursement from the Advisor to us of $43,164. The 54% rise in the 2000-quarter was due to higher salary expense because of the addition of one and a half employees, as well as increased interest expense and higher loan portfolio servicing fees commensurate with higher borrowing on our credit line and a substantially larger portfolio. Net income of $696,627 and $499,754 for the quarters ending June 30, 2000 and 1999, respectively, represented a 42% increase. Earnings per weighted average share were $0.48 and $0.56 for the 2000 and 1999 quarters.

     As of June 30, 2000, 2.68% of our Mortgage Investments were in default compared to 1.97% at the 1999-quarter's end. As a result of the recourse provisions under which the Mortgage Investments were purchased and due to the gain on resale of foreclosed properties, we did not experience a loss of interest income due to the defaults in either quarter.

    Dividends declared and paid per share of beneficial interest for the three-month periods ending June 30, 2000 and 1999 were $0.50 and $0.50, respectively. Dividends paid during both quarters exceeded a 10% annualized rate of return for our shareholders.

     During the six-month periods ending June 30, 2000 and 1999, respectively, our Mortgage Investments generated $1,708,986 and $1,109,807 of total income, which represented a 54% increase. The rise was attributed to the significant addition of Mortgage Investments purchased using Net Offering Proceeds derived from the sale of our Shares. Expenses of $492,826 in the 2000 six-month period were offset by reimbursement from the Advisor or $61,812 compared to $167,700 in the 1999 quarter offset by reimbursement from the Advisor to us of $43,164. The 102% increase in the 2000 six-month period was attributed to a greater salary expense due to the addition of a full-time and part-time employee, as well as increased interest expense and higher loan portfolio servicing fees commensurate with higher borrowing on our credit line and a substantially larger portfolio. Net income of $1,332,160 and $923,069 for the six-month periods ending June 30, 2000 and 1999, respectively, represented a 44% increase. Earnings per weighted average share were $0.99 and $1.11 for the 2000 and 1999 six-month periods.

     Dividends declared and paid per share of beneficial interest for the six-month periods ending June 30, 2000 and 1999 were $1.00 and $1.01, respectively. Dividends paid during both periods exceed a 10% annualized rate of return for our shareholders.

CAPITAL RESOURCES AND LIQUIDITY FOR THE THREE MONTHS AND SIX MONTHS ENDING JUNE 30, 2000 AND 1999

     We utilize funds made available from the sale of our Shares, funds made available on our bank line of credit and repayment of principal on our Residential Mortgages and Contracts for Deed to purchase Mortgage Investments.

                                                  THREE-MONTH PERIODS
                                                    ENDING JUNE 30,
                                             2000                   1999
Shares issued                                   194,449          111,691
Number of new shareholders                           67               47
Gross offering proceeds                      $3,888,980       $2,233,820
Net offering proceeds (after deduction
  of selling commissions and fees)           $3,480,894       $1,999,016
Principal receipts from Residential
  Mortgages and Contracts for Deed             $113,225         $772,479
Principal receipts from Interim Mortgages    $3,186,900       $1,961,906
Net borrowing from credit line                  $81,000       $1,508,339

                                                  SIX-MONTH PERIODS
                                                   ENDING JUNE 30,
                                            2000                    1999
Shares issued                                  348,165           182,561
Number of new shareholders                         134                90
Gross offering proceeds                     $6,963,300        $3,651,220
Net offering proceeds (after deduction
  of selling commissions and fees)          $6,230,508        $3,267,397
Principal receipts from Residential
  Mortgages and Contracts for Deed            $397,838          $926,305
Principal receipts from Interim Mortgages   $4,773,174        $4,483,039
Net borrowing from credit line                 $81,000        $2,893,031


     As of June 30, 2000 we had sold an aggregate of 1,533,709 for Gross Offering Proceeds of $30.5 million and Net Offering Proceeds to us of $27.3 million.

      On March 23, 1999 we renewed and increased our Revolving Loan
Agreement (the "Legacy Agreement") with Legacy Bank of Texas, a
Texas State Bank ("Legacy"), wherein we could borrow up to $5,000,000 on a revolving basis for a term of one year from the date of the agreement. Interest on the outstanding principal balance of the loan was paid monthly at a varying rate per annum, which was one and one-half percent (1-1/2%) above the "Wall Street Journal Prime" rate of interest. As security for the prompt satisfaction of all obligations of the Legacy Agreement, we pledged through collateral assignment $10,000,000 of residential mortgages. The outstanding loan balance at June 30, 2000 was $4,919,000 and at June 30, 1999 was $5,000,000. The line-of-credit agreement expired on April 30, 2000. The lender granted a 90-day extension of the $5,000,000 line-of-credit on April 30, 2000. During the extension period the interest rate was lowered to 1-1/4% above the bank's prime rate of interest. The Trustees of the Company have agreed to renew the line-of-credit for an additional twelve-month period at the end of the 90-day period.

PART II - OTHER INFORMATION

None


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.


                                    UNITED MORTGAGE TRUST
                                        (Registrant)



Date:  August 11, 2000            /S/Christine A. Griffin
                                      Christine A. Griffin
                                           President




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Board of Directors
United Mortgage Trust


We have reviewed the accompanying balance sheets of United Mortgage
Trust as of June 30, 2000 and the related statements of income for the three and six months then ended and cash flows for the six months then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of United Mortgage Trust as of December 31, 1999 and the related statements of earnings and cash flows for the year then ended (not presented separately herein), and in our report dated February 15, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                     Jackson & Rhodes P.C.

Dallas, Texas
August 9, 2000


                                12

