Form 10QSB
period 2000-09-30
UNITED MORTGAGE TRUST
filed 2000-11-13
CIK 101390

Form 10-QSB



     [ x ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ending September 30, 2000

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



                    5740 Prospect Avenue
                        Suite 1000
                      Dallas, Texas 75206
                       (214) 237-9305



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

     Balance Sheets
        September 30, 2000 and December 31, 1999. . . . . . 2

     Statements of Income
        Three Months and Nine Months Ending
        September 30, 2000 and 1999. . . . . . . . . . . . .3

     Statements of Cash Flows
        Nine Months Ending
        September 30, 2000 and 1999. . . . . . . . . . . . .4

     Notes to Financial Statements. . . . . . . .  . . . . .5

Item 2. Management's Discussion and Analysis
  of Results of Operations and Financial Condition . . . . .7

PART II -- OTHER INFORMATION . . . . . . . . . . . . . . . 11

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . 11

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . .12

Accountants' Review Report . . . . . . . . . . . . . . . . 13

PART I  -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

BALANCE SHEETS
SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                         September 30,     December 31,
                                             2000              1999
                                          (unaudited)       (audited)
ASSETS
Cash                                       $    59,004     $    14,331
Investment in residential mortgages
   and contracts for deed                   30,785,265      21,877,468
Interim mortgages                            5,969,935       4,199,632
Accrued interest receivable                    601,711         244,381
Receivable from affiliate (Note 4)             132,529          23,765
Equipment, less accumulated depreciation
     of $2,166 and $1,776, respectively          1,830           2,219
Other assets                                    40,350          40,350
                                           -----------     -----------
Total Assets                               $37,590,624     $26,402,146
                                           ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Line of credit (Note 3)                    6,749,528       5,000,000
  Dividend payable                             279,152         227,181
  Accounts payable & accrued
      liabilities                                4,394             126
                                           -----------     -----------
      Total Liabilities                      7,033,074       5,227,307
                                           -----------     -----------

Shareholders' equity:
  Shares of beneficial interest; $.01 par
    Value; 100,000,000 shares authorized
    1,709,430 and 1,185,544 shares
    outstanding                                 17,094          11,856
  Additional paid-in capital                30,417,936      21,047,321
  Retained earnings                            122,520         115,662
                                           -----------     -----------
      Total Shareholders' Equity           $30,557,550     $21,174,839
                                           -----------     -----------
Total liabilities & shareholders' equity   $37,590,624     $26,402,146
                                           ===========     ===========
See accompanying notes to financial statements.


STATEMENTS OF INCOME
FOR THE THREE MONTHS AND NINE ENDING SEPTEMBER 30, 2000 AND 1999
                            THREE MONTHS ENDING         NINE MONTHS ENDING
                                SEPTEMBER 30,              SEPTEMBER 30,
                            2000            1999    2000                1999
                                (unaudited)                (unaudited)
Income:
  Gain (loss) on
    sale of notes           $  ( 5,426)   $(12,032)   $    2,518    $   26,559
  Interest income            1,004,788     683,567     2,705,832     1,754,784
                             ---------    --------    ----------    ----------
                               999,362     671,535     2,708,350     1,781,343
                             ---------    --------    ----------    ----------
Expense:
  Salaries and wages            42,807      26,134       119,818        64,722
  General and administrative   106,023      66,673       268,177       189,091
  Interest expense             127,307     114,706       380,969       231,663
  Expense reimbursement from
    affiliate(Note 4)          (94,000)    (49,145)     (210,000)     (140,369)
                              --------    --------    ----------    ----------
                               182,137     158,368       558,964       345,107
                              --------    --------    ----------    ----------
Net income                    $817,225    $513,167    $2,149,386    $1,436,236
                              ========    ========    ==========    ==========

Net income per share of
  beneficial interest          $0.50       $0.52         $1.47         $1.62
                              ========    ========    ==========    ==========

Weighted average shares
  outstanding                1,639,841     995,116     1,463,298       886,583
                             =========     =======    ==========    ==========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2000 AND 1999
                                                    SEPTEMBER 30,
                                                  2000         1999
                                              (unaudited)   (unaudited)
Cash flows from operating activities:
  Net income                                  $ 2,149,386   $1,436,236
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                   390          390
      Net amortization of discount on
        mortgage investments                      (29,898)     (40,124)
      Changes in assets and liabilities:
        Accrued interest receivable              (357,330)     (71,973)
        Other assets                                 --        (35,000)
        Accounts payable and accrued
          liabilities                               4,268       (1,350)
          Net cash provided by operating      -----------    ---------
            activities                          1,766,816    1,206,948
                                              -----------    ---------
Cash flows from investing activities:
  Investment in residential mortgages
    and contracts for deed                    (9,195,306)   (9,534,684)
  Principal receipts on residential
    mortgages and contracts for deed             584,206     1,402,256
  Investment in interim mortgages             (8,882,104)   (7,143,937)
  Principal receipts on interim mortgages      7,111,802     6,302,113
  Loan acquisition costs                        (266,764)     (257,540)
        Net cash used in investing             ---------     ---------
         activities                          (10,648,166)   (9,231,792)
                                               ---------     ---------
Cash flows from financing activities:
  Proceeds from issuance of shares of
    beneficial interest                        9,375,853     5,784,106
  Net borrowings on credit line                1,749,528     3,515,691
  Receivable from affiliate                     (108,763)       (7,460)
  Dividends                                   (2,090,595)   (1,275,969)
        Net cash provided by financing        ----------    ----------
          activities                           8,926,023     8,016,368
                                              ----------    ----------
Net increase in cash                              44,673        (8,476)

Cash at beginning of period                       14,331        58,054
                                              ----------    ----------
Cash at end of period                          $  59,004    $   49,578
                                              ----------    ----------
Interest paid                                  $ 380,969    $  231,663
                                              ----------    ----------

See accompanying notes to financial statements.

                   UNITED MORTGAGE TRUST
               Notes to Financial Statements
                     September 30, 2000

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

2. Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in information disclosed in the notes to the financial statements for the year ending December 31, 1999 included in the Company's 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ending September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

3. Line-of-Credit

     The Trustees approved and the Company entered into a new twelve-month credit facility with a new lender in the amount of $7,000,000, which will expire on August 22, 2001. The line-of-credit was collateralized with the assignment of certain Residential
Mortgages.  Interest is fixed at 10.5%.

4. Related Party Transactions

     In 1997 the Company entered into a Funding Agreement with its Advisor whereby the Advisor agreed to fund the Company's general and administrative expenses. In consideration of the Agreement, the Company contributed to the Advisor an amount equal to one-half of one percent annually (.5%) of the Company's average invested assets for the immediately preceding month. In connection with this Agreement, the Company received $94,000 and $49,145 in expense reimbursements during the three months and $210,000 and $140,369 during the nine months ending September 30, 2000 and 1999, and respectively.

     The Company also paid the Advisor Acquisition Fees of $85,469 and $81,442 during the three months and $266,764 and $257,540 during the nine months ending September 30, 2000 and 1999, respectively. The fee is calculated at 3% of the unpaid principal balance of the Residential Mortgages and Contracts for Deed as of the purchase date.

     The Company currently leases its office space from an affiliate under the terms of a 36-month lease at $5,409 per month and subleases a major portion of space to South Central Mortgage, Inc. ("SCMI"), a related party, for $4,668 per month. The sublease rental rate is approximately five percent higher than the amount paid by the Company. Rent expense amounted to $1,817 and $1,755 during the three months and $6,612 and $5,265 during the nine months ending September 30, 2000 and 1999, respectively.

     The Company has also entered into a Mortgage Servicing Agreement with SCMI, incurring service fees of $36,892 and $22,425 during the three months and $98,209 and $56,540 during the nine months ending September 30, 2000 and 1999, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     We were formed on July 12, 1996, however our business operations commenced in March 1997 when the Securities and Exchange Commission issued an order of registration for our initial public offering of Shares.

     The following table sets forth certain information about the Mortgage Investments that we purchased during the periods set forth below.

                                          Three Months Ending
                                              September 30,
                                         2000               1999
RESIDENTIAL MORTGAGES
Purchase price                           $2,694,000   $1,355,000
Total number                                     57           29
Number purchased from affiliates                  8           22
Number purchased from other sources              49            7
Blended interest rate                        11.55%       11.35%
Aggregate principal balance              $2,760,000   $1,409,000
Average principal balance                   $48,000      $49,000
Remaining term in months (1)                    336          342
Current yield (1)                            11.84%       11.80%
Investment-to-value ratio (1)(2)             86.10%       83.80%

CONTRACTS FOR DEED
Purchase price                           $  193,000   $1,754,000
Total number                                      4           39
Number purchased from affiliates                  0            9
Number purchased from other sources               4           30
Blended interest rate                        11.72%       11.89%
Aggregate principal balance              $  193,000   $1,777,000
Average principal balance                   $48,000      $46,000
Remaining term in months(1)                     349          355
Current yield (1)                            11.72%       12.05%
Investment-to-value ratio (1)(2)             84.50%       87.00%

INTERIM MORTGAGES
Portfolio beginning balance              $4,212,000   $3,658,000
Portfolio ending balance                 $5,970,000   $4,127,000
Net increase in portfolio
  from prior period                      $1,757,000   $  469,000
Total number active in period                   192          169
Number purchased from affiliates                192          169
Number purchased from other sources               0            0
Blended interest rate                        12.75%       12.75%
Remaining term in months                 <12 months   <12 months
Current yield (1)                            12.93%       12.93%
Investment-to-value ratio (1)(2)             54.00%       52.00%


                                          Nine Months Ending
                                              September 30,
                                         2000               1999
RESIDENTIAL MORTGAGES
Purchase price                           $7,086,000    $5,608,000
Total number                                    150           122
Number purchased from affiliates                 47            84
Number purchased from other sources             103            38
Blended interest rate                        11.60%        11.30%
Aggregate principal balance              $7,219,000    $5,838,000
Average principal balance                   $48,000       $48,000
Remaining term in months (1)                    336           349
Current yield (1)                            11.81%        11.76%
Investment-to-value ratio (1)(2)             83.70%        84.40%

CONTRACTS FOR DEED
Purchase price                           $2,109,000    $3,955,000
Total number                                     41            90
Number purchased from affiliates                  8            35
Number purchased from other sources              33            55
Blended interest rate                        11.73%        11.88%
Aggregate principal balance              $2,126,000    $4,005,000
Average principal balance                   $47,000       $45,000
Remaining term in months(1)                    350           354
Current yield (1)                           11.84%        11.88%
Investment-to-value ratio (1)(2)            84.40%        87.40%

INTERIM MORTGAGES
Portfolio beginning balance              $4,200,000   $3,285,000
Portfolio ending balance                 $5,970,000   $4,127,000
Net increase in portfolio
  from prior period                      $1,770,000   $  842,000
Total number active in period                   292          273
Number purchased from affiliates                292          273
Number purchased from other sources               0            0
Blended interest rate                        12.75%       12.75%
Remaining term in months                 <12 months   <12 months
Current yield (1)                            12.93%       12.93%
Investment-to-value ratio (1)(2)             54.00%       52.00%


(1) These amounts were determined at the time the Mortgage Investments were purchased.

(2) The investment-to-value ratio is determined at the time a Mortgage Investment is acquired and is determined by dividing the amount paid to acquire that Mortgage Investment by the value of the underlying real estate that is security for that Mortgage Investment.

     As of September 30, 2000 our mortgage portfolio in the aggregate consisted of 496 Residential Mortgages and 184 Contracts for Deed. As of the dates of purchase, the portfolio had an unpaid principal balance of $30,920,000, and was purchased for a discounted price of $29,964,000(96.91% of the unpaid principal balance). The average loan in the portfolio had a blended interest rate of 11.58%, an unpaid principal balance of $45,000, a term remaining of 342 months, a current annual yield of 11.95%, and an investment-to-value ratio of 84.6%. As of September 30, 2000 we also had 157 active interim mortgages with an outstanding principal balance of $5,970,000.

     By comparison as of September 30, 1999, our mortgage portfolio in the aggregate consisted of 341 Residential Mortgages and 110 Contracts for Deed. As of the dates of purchase, the portfolio had an unpaid principal balance of $19,899,000, and was purchased for a discounted price of $19,082,000 (95.90% of the unpaid principal balance). The average loan in the portfolio had a blended interest rate of 11.49%, an unpaid principal balance of $44,000, a term remaining of 339 months, a current annual yield of 11.98%, and an investment-to-value ratio of 84.4%. As of September 30, 1999 we also had 116 active interim mortgages with an outstanding principal balance of $4,127,000.

     All of the properties that are security for the Residential
Mortgages and Interim Mortgages were located in Texas. Each of the properties was adequately covered by a mortgagee's title insurance policy and hazard insurance.

     During the three-month periods ending September 30, 2000 and 1999 our Mortgage Investments generated $999,000 and $672,000 of total income, which represented a 49% increase. The rise was attributed to the significant addition of Mortgage Investments purchased using Net Offering Proceeds derived from the sale of our Shares during the year preceding the current period. Operating Expenses of $149,000 in the 2000 quarter were offset by reimbursement from the Advisor or $94,000 compared to $93,000 in the 1999 quarter offset by reimbursement from the Advisor to us of $49,000. The net operating expense increase of 25% in the 2000-quarter was due to a bank fee associated with the new credit facility that was expensed, higher loans servicing fees commensurate with a larger loan portfolio and higher salary expense because of the addition of one and a half employees. Interest expense for the 2000 quarter was $127,000 compared to $115,000 during the 1999 quarter representing a 10% increase. The increased interest expense was commensurate with higher borrowing on our credit line. Net income of $817,000 and $513,000 for the quarters ending September 30, 2000 and 1999, respectively, represented a 59% increase due to a significantly larger loan portfolio producing interest income. Earnings per weighted average share were $0.50 and $0.52 for the 2000 and 1999 quarters.

    Dividends declared and paid per share of beneficial interest for the three-month periods ending September 30, 2000 and 1999 were $0.50 each period. Dividends paid during both quarters were at a 10% annualized rate of return for our shareholders.

     During the nine-month periods ending September 30, 2000 and 1999, respectively, our Mortgage Investments generated $2,708,000 and $1,781,000 of total income, which represented a 52% increase. The rise was attributed to the significant addition of Mortgage Investments purchased using Net Offering Proceeds derived from the sale of our Shares. Operating expenses of $388,000 in the 2000 nine-month period were offset by reimbursement from the Advisor or $210,000 compared to expenses of $254,000 in the 1999 nine-month period offset by reimbursement from the Advisor to us of $140,000. The 57% increase in the 2000 nine-month period was attributed to a greater salary expense due to the addition of a full-time and part-time employee, higher renewal fees for state registrations, a one-time bank fee for our new line of credit and higher loan portfolio servicing fees commensurate with a substantially larger portfolio. Interest expense during the comparable nine-month periods increase 64% from $232,000 to $381,000 due to increased borrowings on our credit line. Net income of $2,149,000 and $1,436,000 for the nine-month periods ending September 30, 2000 and 1999, respectively, represented a 50% increase, which is in keeping with the increase in the size of our loan portfolio. Earnings per weighted average share were $1.47 and $1.62 for the 2000 and 1999 nine-month periods.

     Dividends declared and paid per share of beneficial interest for the nine-month periods ending September 30, 2000 and 1999 were $1.50 and $1.51, respectively. Dividends paid during both periods exceed a 10% annualized rate of return for our shareholders.

     As of September 30, 2000, 4.4% of our Mortgage Investments were in default compared to 3.0% at the 1999-quarter's end. Recoursed loans accounted for 2.7% of the 4.4% and 1.7% of the loans were non-recoursed.

CAPITAL RESOURCES AND LIQUIDITY FOR THE THREE MONTHS AND NINE MONTHS ENDING SEPTEMBER 30, 2000 AND 1999

     We utilize funds made available from the sale of our Shares, funds made available on our bank line of credit and repayment of principal on our Residential Mortgages and Contracts for Deed to purchase Mortgage Investments.

                                                  THREE-MONTH PERIODS
                                                  ENDING SEPTEMBER 30,
                                             2000                   1999
Shares issued                                   175,721          129,797
Number of new shareholders                           58               57
Gross offering proceeds                      $3,514,000       $2,596,000
Net offering proceeds (after deduction
  of selling commissions and fees)           $3,481,000       $2,323,000
Principal receipts from Residential
  Mortgages and Contracts for Deed             $113,000         $479,000
Principal receipts from Interim Mortgages    $3,145,000       $1,819,000
Net borrowing from credit line               $1,830,000         $623,000

                                                 NINE-MONTH PERIODS
                                                ENDING SEPTEMBER 30,
                                            2000                    1999
Shares issued                                  523,886           312,358
Number of new shareholders                         192               147
Gross offering proceeds                    $10,476,000        $6,247,000
Net offering proceeds (after deduction
  of selling commissions and fees)          $9,376,000        $5,590,000
Principal receipts from Residential
  Mortgages and Contracts for Deed            $584,000        $1,402,000
Principal receipts from Interim Mortgages   $7,112,000        $6,302,000
Net borrowing from credit line              $1,749,000        $3,576,000


     As of September 30, 2000 we had sold an aggregate of 1,709,430 for Gross Offering Proceeds of $34.0 million and Net Offering Proceeds to us of $30.4 million.

      The Trustees approved and we entered into a new twelve-month credit facility with a new lender in the amount of $7,000,000, which will expire on August 22, 2001. The line-of-credit was collateralized with the assignment of certain Residential Mortgages.
Interest is fixed at 10.5%. The line-of-credit is utilized to acquire and warehouse Mortgage Investments as they become available.
The line-of-credit is reduced as new offering proceeds are received.
The outstanding loan balance at September 30, 2000 was $6,749,000 and at September 30, 1999 was $5,000,000 on a different line of credit.

PART II - OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibit 1. One Year $7,000,000.00 Revolving Loan Agreement
between First State Bank of Texas and United Mortgage Trust
dated August 21, 2000.




SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.


                                    UNITED MORTGAGE TRUST
                                        (Registrant)



Date:  November 6, 2000            /S/Christine A. Griffin
                                      Christine A. Griffin
                                           President


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Board of Directors
United Mortgage Trust


We have reviewed the accompanying balance sheets of United Mortgage
Trust as of September 30, 2000 and the related statements of income for the three and nine months then ended and cash flows for the nine months then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of United Mortgage Trust as of December 31, 1999 and the related statements of earnings and cash flows for the year then ended (not presented separately herein), and in our report dated February 15, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                     Jackson & Rhodes P.C.

Dallas, Texas
November 3, 2000


Exhibit 1.

                             ONE (1) YEAR
                            $7,000,000.00
                      REVOLVING LOAN AGREEMENT


     THIS REVOLVING LOAN AGREEMENT, dated the 21st day of August, 2000, by and between UNITED MORTGAGE TRUST, a Maryland real estate investment trust (the "Borrower"), and FIRST STATE BANK OF TEXAS (the "Bank").

                              WITNESSETH:

      BACKGROUND. Borrower is in the business of buying mortgage notes secured by first and prior liens on residential properties and installment contracts for deed for the sale of residential properties located within the State of Texas (collectively called the "Residential Paper"). Borrower has requested the Bank to extend a loan not to exceed SEVEN MILLION DOLLARS ($7,000,000.00), in aggregate, on a revolving loan basis (the "Loan") from which to reimburse Borrower up to $7,000,000.00 for all or part of Borrower's cost of acquisition of Residential Paper obtained for investment; and, Borrower maintains an inventory ("Eligible Inventory") of unencumbered current Residential Paper of not less than $14,000,000.00 with which to secure Loan. Bank is willing to advance the Loan upon the terms and conditions set forth.

      NOW, THEREFORE, in consideration of the promises herein contained, and each intending to be legally bound hereby, the parties agree as follows:

                         Section I.  The Loan

      1.01 Disbursement of the Loan. Subject to the terms hereof, Bank will credit the proceeds of the revolving Loan advanced from time to time to the Borrower's deposit account with the Bank or, at the Bank's discretion, to other depository accounts designated by Borrower.

      1.02  General Terms.  Subject to the terms hereof and the Note
(defined below), the Bank will lend the Borrower, from time to time until twelve months (12) months after this date (the "Loan Termination
Date"), such sums as the Borrower may request by draw ("Draw") request to the Bank, received by the Bank not less than one (1) banking day before Bank is requested to fun such Draw and which shall not exceed, in the aggregate principal amount at any one time outstanding, an amount (the "Loan commitment") equal to the lesser of $7,000,000.00 or the Borrowing Base, defined in Section 1.06. The Borrower may borrow, repay without penalty or premium and reborrow hereunder, from the date of this Agreement until the Loan Termination Date, either the full amount of the Loan Commitment or any lesser sum. It is the intention of the parties that the full outstanding principal amount of the Loan shall at no time exceed the amount of the then existing Borrowing
Base, and if, at any time, an excess shall for any reason exist, the full amount of such excess, together with accrued and unpaid interest thereon as herein provided, shall be immediately due and payable in full.

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

      1.04 The Note. The Loan shall be evidenced by a Revolving Line of Credit Promissory Note (the "Note"), having a stated maturity on the Loan Termination Date, with a face amount of $7,000,000.00, executed by Borrower and payable to the order of Bank.

      1.05  The Origination and/or Commitment Fees.  In exchange for
Bank's agreement to set aside funds to accommodate Borrower's rights to draw hereunder, Borrower will pay Bank $25,000.00 upon execution of this Agreement by Borrower.

      1.06 Borrowing Base. The Borrowing Base is an amount equal to fifty (50%) percent of the aggregate unpaid principal of the Pledged
Residential Paper.  For purposes hereof, the term "Pledged Residential
Paper" shall mean Residential Paper pledged to Bank by Borrower and secured by a first and prior deed of trust lien encumbering residential real property located within the State of Texas, or fee simple titles to the residential properties, excluding any Residential
Paper which is or becomes past due by more than sixty (60) days, and excluding any Residential Paper secured by property located outside of Texas or is modified, renewed or extended beyond the original terms of the Residential Paper. Borrower will remove from the Pledged
Residential Paper pledged to the Bank at once and without demand any Residential Paper that is more than sixty (60) days past due or any Residential Paper that has been renewed, modified or extended in anyway from the initial obligations represented thereby and will replace the same with new Residential Paper that is current, i.e. not more than sixty (60) days past due and without any modifications, renewals or extensions; and, such replenishment will be accomplished by Borrower promptly without notice from Bank to do so. Borrower will submit a reconciliation of collateral and debt on the first day of each moth (the "Settlement Date") on which will be reported the Borrowing Base for that month. If the reconciliation shows available borrowing, the Borrower may draw up to the available amount for borrowing. If the reconciliation shows available borrowing to be less than the amount outstanding, the Loan shall be immediately paid down by the Borrower to the available amount, i.e. the Borrowing Base, at that time. No Draw will be funded if any default by Borrower is threatened or has occurred under any of Bank's Loan Documents in Bank's reasonable commercial judgment.

      1.07 Residential Paper Tracking. In order to induce Bank to enter into this Agreement, Borrower has represented to Bank that Borrower will promptly furnish Bank with all information needed/requested by Bank from time to time to track each item of Pledged Residential Paper ("Item") viz. Each first lien note and installment contract for deed or first lien securing the payment of such first lien note pledged to Bank in order to independently determine its currently, and to remain assured that no Item of Pledged
Residential Paper considered in the Borrowing Base is more than sixty
(60) days past due. In addition, Borrower will furnish any certification of Residential Paper currency under oath that Bank may request from time to time during the term of the Loan.

      1.08  Interest Rate and Payments of Interest.

(A) Except as otherwise provided under 1.08(B), interest on the principal balance of the Loan from time to time outstanding will be payable in monthly installments (as set forth in the Note) at the fixed rate of ten and one-half percent (10.5%) per annum based on a 360 day year and the actual number of days elapsed (the "Fixed Rate"). All past due principal and interest shall bear interest at a rate per annum, which is equal to the Highest Lawful Rate from maturity until paid. Notwithstanding the foregoing provisions concerning such varying rate, if at any time the Fixed Rate exceeds the Highest Lawful Rate, the rate of interest to accrue on the Note shall be limited t the Highest
Lawful Rate, but if thereafter the Fixed Rate is less than the Highest Lawful Rate, the rate of interest to accrue on the Note shall be the Highest Lawful Rate until the total amount of interest accrued on the Note equals the amount of interest which would have accrued if the Fixed Rate had at all times been in effect.

(B) It is the intention of the parties hereto to comply with the usury laws applicable to the Loan; accordingly, it is agreed that notwithstanding any provision to the contrary in Agreement or in any of the documents securing payment of the Loan, no such provision shall require the payment or permit the collection of interest in excess of the maximum permitted by law. If any excess interest is provided for, contracted for, charged or received, then the provisions of this paragraph shall govern and control and neither the borrower hereof nor any other party liable for the payment thereof shall be obligated to pay the amount of such excess interest. Any such excess interest which may have been collected shall be, at the Bank's option, either applied as a credit against the then unpaid amount hereof or refunded to Borrower. The effective rate of interest shall be automatically subject to reduction to the maximum lawful contract rate allowed under the usury laws as now or hereafter construed. It is further agreed that without limitation of the foregoing, all calculations of the rate of interest contracted for, charged for, or received under this Agreement which are made for the purposes of determining whether such rate exceeds the maximum lawful rate, shall be made, to the extent permitted by law, by amortizing, prorating, allocating and spreading in equal parts during the full stated term of the Loan, all interest contract for, charged for or received from the Borrower or otherwise by the Bank.

      1.09 Payment to the Bank. All sums payable to the Bank hereunder shall be paid directly to the Bank in immediately available funds. The Bank may send the Borrower statements of all amounts due hereunder, which statements shall be considered correct and conclusively binding on the Borrower unless the Borrower notifies the Bank to the contrary within fifteen (15) days of its receipt of any statement that it deems to be incorrect. Alternatively, at its sole discretion, the Bank may charge against any deposit account of the Borrower all or any part of any amount due hereunder.

      1.10 Audit of Pledged Residential Paper. The Borrower shall permit representatives of Lender, including independent auditors, collateral verification agents, attorneys and any other parties from time to time to audit and inspect Borrower's property, including
Borrower's books and records, make photocopies thereof, and record information relating thereto, and Borrower shall reimburse Lender upon demand for the fees, costs and expenses of such audits and inspections up to the maximum sum of $1,000.00 per calendar quarter.

      1.11 Servicing Rights. The Borrower covenants that the servicing rights to the Pledged Residential Paper will not be sold or assigned and upon an Event of Default the Bank will have control of such rights.

                         Section II.  Conditions Precedent

      In addition to the provisions set forth in 3.06 below, the obligation of the Bank to make any advance on the loan is subject to the following conditions precedent:

      2.01 Documents Required for the Closing. The Borrower shall have delivered to the Bank, prior to the init8ial disbursement of any Loan amounts (the "Closing"), the following:

(A) Blanket Assignment of Notes and Liens (Exhibit "A") for each County in which the Pledged Residential Paper is located, executed by Legacy Bank of Texas in favor of Bank with;

(B)  Blanket Allonge (Exhibit "B") executed by Legacy Bank of
Texas in favor of Bank;

(C) Blanket Assignment of Notes and Liens (Exhibit "C") for each
County in which the Pledged Residential Paper is located, executed by Borrower in favor of Bank;

(D) Blanket Allonge (Exhibit "D") executed by Borrower in favor of Bank;

(E) The duly executed Note, (Exhibit "E") having a stated maturity on the Loan Termination Date, with a face amount of $7,000,000.00, executed by Borrower and payable to the order of Bank;

(F)  A duly executed Guaranty Agreement (Exhibit "F")
("Guaranty"), in form acceptable to Bank signed by Todd F. Etter
("Guarantor"), together with his current financial statement in form/substance acceptable to Bank;

(G)  Borrower's current financial statements (the "Financial
Statements") reviewed by its certified public accountant, which shall be satisfactory in form/content to Bank;

(H)  Collateral Assignment of Notes and Liens (Exhibit "G")
("Assignment"), duly executed by Borrower in favor of Bank, encumbering the Residential Paper comprising the Pledged
Residential Paper, acceptable to Bank, including physical possession of the Notes endorsed to Bank and Financing
Statements mentioned in Section III;

(I) A copy, certified as of the date of the Closing, of resolutions of the Trustees of the Borrower ("Exhibit H"), authorizing the execution, delivery, and performance of this Agreement, the Note, and all other documents to be delivered pursuant hereto at such time;

(J) Two (2) UCC-1 (Exhibit "I") Financing Statements, duly executed by Borrower, evidencing the Bank's security interest in the Pledged Residential Paper.

(K)  Statute of Frauds Notice (Exhibit "J") duly executed by
Bank, Borrower and Guarantor; and

(L)  Errors and Omissions Letter (Exhibit "K") duly executed by
Bank and Borrower.

These documents evidencing, securing or otherwise furnished by Bank in connection with the Loan, including this Agreement, collectively are called "Loan Documents".

                         Section III.  Security Agreement

      3.01 Grant of Security Interest. (a) As collateral security for payment and performance of the Note and any and all other liabilities of Borrower to Bank, director contingent, of any nature whatsoever, including both purchase money and non-purchase money transactions, and whether now existing or hereafter arising
(collectively the "Obligations"), Borrower hereby grants to Bank a continuing security interest in the following as collateral security for the payment and performance of the Obligations, wherever the following is located and whether the following is now owned or existing or is owned, acquired, or arises hereafter, including, without limitation, acquisition by contract or by operation of law
(all terms used in this Section 3.01 which are defined in the Uniform
Commercial Code shall have the meanings given to such terms in the Uniform Commercial Code as adopted in the statutes of Texas): (i) all right, title and interest of the Borrower in and to the promissory notes constituting the "Pledged Residential Paper"; (ii) all right, title and interest of the Borrower in and to each and every deed of trust, installment contract for deed, mortgage, guarantee, loan document, title policy, insurance policy, or any other right ancillary to or securing or relating to the Pledged promissory notes; (iii) all accounts and receivables of Borrower arising out of or relating to the Pledged Residential Paper; (iv) all general intangibles of Borrower relating to or arising out of the Pledged Residential Paper; (v) all of the rights of Borrower to the payment of money, including, without limitation, tax refund and insurance proceeds, relating to the Pledged
Residential Paper or the real properties securing same; (vi) all files, records, books, ledger cards (including without limitation, computer programs, tapes and related electronic data processing software) and writings of Borrower or in which it has an interest in any way relating to the Pledged Residential Paper; (vii) all other personal property of Borrower of any kind or type whatsoever relating to the Pledged Residential Paper; (viii) all additions, substitutions, replacements, proceeds and products of each of the foregoing described in this Section 3.01.

      3.02 Power of Attorney. Borrower hereby designated and/or appoints Bank and each of its designees or agents as attorney-in-fact of Borrower, irrevocably and with power of substitution, with authority to take any or all of the following actions after the occurrence of an Event of Default: (i) with respect to any Pledged
Residential Paper, demand, collect, receive, settle, compromise, adjust, foreclose and resell and/or give discharges and releases, all as Bank may determine; (ii) commence and prosecute any actions in any court for the purposes of collecting amounts owed on Pledged
Residential Paper and enforcing any other rights in respect thereof;
(iii) defend, settle or compromise any action brought and, in connection therewith, give such discharge or release as Bank may deem appropriate; (iv) receive, open and dispose of mail addressed to Borrower and endorse checks, notes, drafts, acceptances, money orders, bills of lading, warehouse receipts or other instruments or documents evidencing payment made on account of or funds paid relating to Pledged Residential Paper as fully and completely as though Bank were the absolute owner thereof for all purposes; (vi) adjust and settle claims under any insurance policy related thereto; and (vii) execute financing statements or amendments thereto or any other documents or writing deemed necessary by Bank to evidence or perfect Bank's security interest in the Pledged Residential Paper; provided that Bank agrees to furnish copy of any document executed hereunder to Borrower, as applicable, upon request; and (viii) enter on the premises of Borrower in order to exercise any of the Bank's rights and remedies.
The appointment of Bank as attorney-in-fact is coupled with an interest and is irrevocable.

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

      3.05  Perfection and Protection of Liens and Security Interest.
Borrower will from time to time deliver to Bank any financing statements, continuation statements, extension agreements ad other documents, properly completed and executed (and acknowledged when required) by Borrower in form and substance satisfactory to Bank for the purpose of perfecting, confirming, or protecting Bank's security interest and other rights in the Pledged Residential Paper.

      3.06 Notice of Assignment. All Pledged Residential Paper and all promissory notes, instruments, documents and other agreements entered into by Borrower and covering any of the use of proceeds of Pledged Residential Paper shall contain (by way of stamp or other means satisfactory to Bank) the following language: "PAY TO THE ORDER
OF FIRST STATE BANK OF TEXAS, WITH FULL RECOURSE".

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

      3.08 Priority of Liens. The foregoing liens and security interest in favor of Bank shall be first and prior liens and security interests.

      3.09  Financing Statements, Assignments and Deeds of Trusts.

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

(B) such Pledged Residential Paper has been assigned to Bank as follows:

(1) Borrower has executed an Assignment of Notes and Liens
(Exhibit "L") for each County in which the Residential
Paper is located, assigning the Residential Paper to Bank;

(2) the original promissory notes and the original installment contracts evidencing the indebtedness have been delivered and endorsed by Borrower to Bank with full recourse against Borrower with such endorsement being evidenced by an Allonge (Exhibit "M") affixed to each promissory note and the installment contract for deed, and executed by Borrower in form/content acceptable to Bank;

(3) the deeds of trust and installment contracts for deed
(collectively the "Mortgages") securing payment of such Pledged Residential Paper have been transferred to Bank;
and

(4) if the Pledged Residential Paper includes any installment contracts for deed then Borrower will have delivered a Warranty Deed (Exhibit "N") in form/content acceptable to Bank, conveying the real property covered by the installment contract for deed to the Bank in fee simple, free and clear of any liens, subject only to such installment contract for deed.

(C) Borrower has delivered a Request for Advance (Exhibit "O") and a Borrowing Base Certificate (Exhibit "P") in form/content acceptable to Bank;

(D)  Borrower has delivered an Estoppel Certificate (Exhibit
"Q") in form/content acceptable to Bank for each Pledged
Residential Paper;

(E) Borrower has delivered a Notice Letter (Exhibit "R") in form/content acceptable to Bank for each Pledged Residential
Paper;

(F) evidence that each of the Mortgages is an insured first lien has been delivered to Bank (including the original mortgage title insurance policies together with such endorsements as Bank may deem necessary or in the case of an installment contract for deed a copy of Borrower's owner's policy of title insurance showing Borrower as the fee simple owner of the property, free and clear of liens) for each Pledged Residential Paper;

(G) the real properties described in each of the Mortgages have been insured against loss by fire and other casualty in the full amount of the indebtedness secured by such Mortgages and Bank is shown as a loss payee in such policies, as its interests may appear;

(H) appraisals relating to the properties described in such Mortgages, and, if the Bank rejects any such appraisals for any reason, in its sole discretion, Borrower shall obtain a current appraisal of any such property, which is deemed satisfactory by the Bank; and

(I) Borrower has submitted to Bank such evidence of such environmental safety and soundness as Bank may request regarding any of the properties described in the Mortgages;

(J) Evidence acceptable to Bank is provided establishing that no Pledged Residential Paper comprising the Borrowing Base is more than sixty (60) days past due, and that the outstanding principal balance of the Loan is not more than 50% of the aggregate outstanding principal balance of the eligible Pledged
Residential Paper; and

(K)  No Event of Default has occurred hereunder.

      3.11 Real Property Described in the Residential Paper. Bank does not make any warranties or representations, expressed or implied with respect to the Pledged Residential Paper or the real property securing the Pledged Residential Paper or its quality, marketability fitness, suitability, or condition; and, Borrower agrees that Bank is not responsible for (an Borrower indemnifies Bank against) any claim, loss, damage, liability or expense of any kind incurred by Bank arising directly or remotely from such real property and/or Pledged
Residential Paper or any sale, disposition, use, inadequacy, defect or deficiency thereof.

       Section IV. Covenants, Representations and Warranties of
Borrower
                                 and Guarantor

      4.01 Agreements. To induce the Bank to enter into this Agreement, the Borrower and Guarantor jointly and severally represent and warrant to and covenant with the Bank as follows:

(A) The Borrower is a real estate investment trust duly organized, validly existing, and in good standing under the laws of the Sate of Maryland;

(B) Borrower is not directly or indirectly controlled by, or acting on behalf of, any person which is an "Investment
Company", within the meaning of the Investment Company Act of 1940, as amended;

(C) Borrower and Guarantor are not in default with respect to any of their existing indebtedness and the making and performance of this Agreement, the Note, and the other Loan
Documents will not (immediately or with the passage of time, the giving of notice, or both):

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

(F) Except as otherwise shown herein, there is o pending order, notice, claim, litigation, proceeding, or investigation against or affecting the Borrower or Guarantor, whether or not covered by insurance, that would or could materially or adversely affect the financial condition or business prospects of the Borrower or Guarantor if adversely determined;

(G) As of the date hereof, except for any other indebtedness owed by Borrower to Bank, the Borrower has no material indebtedness of any nature, including, but without limitation, liabilities for taxes and any interest or penalties relating thereto, except the extent disclosed in Borrower's financial statement or disclosed in, or permitted by, this Agreement;

(H) Borrower understands that Borrower may collect monthly installments due on the Pledged Residential Paper as they mature monthly and then only for so long as an Event of Default has not occurred. All amounts, if any, representing principal prepayments or payoffs and all amounts, if any, collected by the Borrower after the occurrence of any Event of Default represent trust funds which are assigned and belong to Bank and which are to be immediately delivered to Bank, and any retention of such funds by Borrower after the occurrence of an Event of Default shall be deemed a conversion by Borrower of Bank's property, ipso facto;

(I) Borrower will take all actions and pay all costs to keep and maintain the validity, enforceability, security, priority and collectability of the Pledged Residential Paper and will pay all other mounts which may be necessary or desirable to preserve, maintain and protect Bank's interest in the Pledged
Residential Paper. Borrower will pay or reimburse Bank for all costs incurred by Bank to document, protect and enforce the Loan including legal fees, mortgage title insurance, etc;

(J) Bank shall have all rights, benefits and remedies provided in the Loan Documents as well as those provided by law and may (but is not obligated to) perform any act or pay any amount which Borrower is required and fails to pay or perform, as the case may be, at the cost and for the account of the Borrower;
and, Borrower, agrees to reimburse Bank upon demand for any and all such expenditures, together with interest thereon at the highest lawful contract rate together with all cost of collection;

(K) Borrower and guarantor will take all necessary action to prevent the occurrence of any default/dispute under any agreement or obligation between Borrower or Guarantor and any other persons or entities in connection with any matter including but not limited to the Pledged Residential Paper or any part thereof;

(L) To the best of the Borrower's knowledge, no hazardous substances or solid wastes have been disposed of or otherwise released on or to any of the properties described in the Mortgages securing the Pledged Residential Paper. The terms
"hazardous substance" and "release" shall have the meanings specified in the Comprehensive Environmental Response
Compensation and Liability Act of 1980, as amended, ("CERCLA"), and the terms "solid waste" and "disposal" (or "disposed") shall have the meanings specified in the Resource Conversation and Recovery Act of 1976, as amended, ("RCRA"); provided, to the extent that the laws of the State of Texas establish a meaning for hazardous substance, "release," "solid waste," or "disposal" which is broader than that specified in either CERCLA or RCRA, such broader meaning shall apply;

(M) Borrower and Guarantor indemnify Bank against any loss to Bank, including without limitation attorney's fees and costs of site investigation and cleanup, incurred by or imposed on Bank as a result of any use, handling, storage, transportation, or disposal of hazardous or toxic materials on or about any property described in the liens or installment contracts for deed comprising the Pledged Residential Paper. This indemnity at the election of Bank shall survive repayment of the Loan and shall continue as long as any risk of loss or liability by Bank exists;

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

(O) Borrower and Guarantor will give immediate written notice to the Bank of (1) any default of Borrower or Guarantor hereunder; (2) any litigation or proceeding in which it is party if any adverse decision therein would require it to pay more than $5,000.00 or deliver assets the value of which exceeds such sum (whether or not the claim is considered to be covered by insurance); and (3) the institution of any other suit or proceeding involving it that might materially and adversely affect its operation, financial condition, property, or business prospects.

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

(Q) Borrower currently has and shall maintain at all times throughout the term hereof, a tangible net worth of not less than $23,900,000.00 as determined in accordance with the audited financial statements of Borrower based upon generally accepted accounting principles.

(R) Borrower owns clear title to all Residential Paper free and clear of any liens or security interests, except for the liens and security interests of Bank. The Residential Paper is payable to the order of Borrower prior to endorsement of same to Bank.

      4.02 Survival. All of the covenants, representations and warranties set forth in Section 4.01 shall survive until all Obligations are satisfied in full and there remain no outstanding
Commitments hereunder; and, in the case of subparagraph 4.01(M), such indemnity will remain in effect for so long as the risk of loss to be indemnified against exists.

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

(B) The Borrower shall fail to observe or perform any other obligation to be observed or performed by it hereunder or under any of the Loan Documents, and such failure shall continue for ten (10) days after: (1) notice of such failure from Bank; or
(2) the Bank is notified of such failure or should have been so notified pursuant to the provision of 4.01(O), whichever is earlier;

(C) The Borrower shall fail to pay any indebtedness due any third persons, and such failure shall continue beyond any applicable grace period, or the Borrower shall suffer to exist any other event of default under any agreement binding the Borrower;

(D) Any financial statement, representation, warranty, or certificate made or furnished by or with respect to Guarantor or Borrower to the Bank in connection with this Agreement, or as in inducement to the Bank to enter into this Agreement, or in any separate statement or document delivered or to be delivered to the Bank hereunder, shall be materially false, incorrect, or incomplete when made;

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

      5.02 Acceleration. Immediately, at the option of Bank and without notice, upon the occurrence of an Event of Default all obligations, whether hereunder or otherwise, including without limitation the entire outstanding principal balance of the Note and all accrued but unpaid interest thereon, shall immediately become due and payable without further action of any kind.

      5.03 Servicing Rights. Upon the occurrence of an Event of Default Bank will have the ability to take over and control all servicing rights for the Pledged Residential Paper.

      5.04 Remedies. After any acceleration as provided for in 5.02, the Bank shall have, in addition to the rights and remedies given it by this Agreement and the Loan Documents, all those allowed by all applicable laws, including, but without limitation, the Uniform
Commercial Code.

      5.05  Restricted Payments.  If an Event of Default has occurred,
Borrower will not declare or pay any dividends or make any other payment on account of its capital stock, or redeem, purchase or retire any of its capital stock, or grant or issue any capital stock or any warrant, right or option pertaining to its capital stock, or issue any security convertible into capital stock.

           Section VI.  Partial Release's (Reassignment) Agreements

      6.01 Partial Release. Bank may from time to time partially release its liens and security interests against the Pledged
Residential Paper, (i.e. Bank will reassign without warranty or recourse the Pledged Residential Paper) under the following agreements:

(i)  no Event or Default is pending or threatened under the Loan
Documents;

(ii) such partial release is documented, recorded and otherwise accomplished without cost to Bank; and

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

      6.02 Release. If the Loan is paid in full and Bank has no further obligation to make advances hereunder Bank will release its liens and security interests against the Pledged Residential Paper, (i.e. Bank will reassign without warranty or recourse the Pledged
Residential Paper).

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

      7.02 Further Assurance. From time to time, the Borrower will execute and deliver to the Bank such additional documents and will provide such additional information, including, but not limited, to supplementary Financial Statement information as the Bank may reasonably require to carry out the terms of this Agreement and be informed of the status and affairs of the Borrower and Guarantor.

In particular, Borrower will furnish to Bank (and will cause Guarantor to furnish) Financial Statements in form/content acceptable to Bank, as follows:

Borrower:                                   Guarantor:
Monthly Status Reports on Pledged           Annual Financial Statement
Residential Paper;                          Annual Tax Return
Monthly Borrowing Base Certificates;
Audited Annual Financial Statement;
Quarterly Financial Statements prepared by Borrower; and
Proof of Insurance on underlying real properties

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

      7.04 Future Advances Secured. The Pledged Residential Paper mentioned herein secures and enforces the payment of the Obligations including but not limited to all sums advanced by Bank to Borrower pursuant to the Note and all other present and future debts, obligations and liabilities of Borrower to Bank (a) as principal, surety, endorser, guarantor, accommodation party or otherwise, (b) arising by operation of law or otherwise, (c) as a member of any partnership, joint venture, firm, trust or other association or (d) payable to or in favor of third parties and hereafter acquired by Bank with or without the knowledge, consent or insistence of Borrower, it being contemplated that Borrower will from time t time become additionally indebted to Bank all of which indebtedness shall be secured by said Pledged Residential Paper unless and until released by Bank.

      7.05 Expenses of the Bank. The Borrower will, on demand, reimburse the Bank for all expenses, including the reasonable fees and expenses of legal counsel for the Bank, incurred by the Bank in connection with the preparation, administration, amendment, modification, or enforcement of this Agreement ad the Loan Documents and the collection or attempted collection of the Note.

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

      7.07  Waiver Release and Indemnity by the Guarantor and
Borrower. To the maximum extent permitted by applicable laws, each of the Guarantor and the Borrower:

(A) Waives (1) protest of all commercial paper at any time held by the Bank on which the Borrower is in any way liable; (2) except as the same may herein be specifically granted, notice of acceleration and of intention to accelerate; and (3) notice and opportunity to be heard, after acceleration before exercise by the Bank of the remedies of self-help, set-off; or of other summary procedures permitted by any applicable laws or by any agreement with the Guarantor or Borrower, and, except where required hereby or by any applicable laws, notice of any other action taken by the Bank;

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

      7.09  Binding Effect, Assignment and Entire Agreement.  This
Agreement shall inure to the benefit of; and shall be binding upon, the respective successors and permitted assigns of the parties hereto.
The Borrower has no right to assign any of its rights or obligations hereunder without the prior written consent of the Bank. This
Agreement, including any Exhibits hereto, all of which are hereby incorporated herein by reference, and the documents executed and delivered pursuant hereto, constitute the entire agreement between the parties and may be amended only by a writing signed on behalf of each party.

      7.10 Severability. If any provision of this Agreement shall be held invalid under any applicable laws, such invalidity shall not affect any other provision of this Agreement that can be given without the invalid provision, and to this end, the provisions hereof are severable.

      7.11 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original, but all of which together shall constitute but one and the same instrument.

THIS WRITTEN LOAN AGREEMENT (AND ALL RELATED DOCUMENTS MENTIONED
HEREIN OR PREPARED OR APPROVED IN WRITING BY LENDER CONCURRENTLY
HEREWTIH, INCLUDING THE NOTE) REPRSENTS THE FINAL AGREEMENT BETWEEN
THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR,
CONTEMPORANEOUS, OR SUBSSEQUENT ORAL AGREEMENTS OF THE PARTIES.  THERE
ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.

      IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the day and year first above written.

                                       LENDER
Address:                               FIRST STATE BANK OF TEXAS
5936 West Park Boulevard
Plano, Texas 75093
                                       By: /s/ Ken Mixon
                                           Ken Mixon, Senior Vice
President


                                       BORROWER
Address:                               UNITED MORTGAGE TRUST, a
5740 Prospect Avenue, Suite 1000       Maryland real estate investment
trust
Dallas, Texas 75206
                                       By: /s/ Christine A. Griffin
                                           Christine A. Griffin,
President


                                       GUARANTOR


                                       By: /s/ Todd F. Etter
                                           Todd F. Etter


