Form 10KSB
period 2000-12-31
UNITED MORTGAGE TRUST
filed 2001-03-28
CIK 101390

Washington, D.C. 20549

                                  FORM 10-KSB

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required) for the Fiscal Year Ended December 31, 2000.

/__/  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the Transition Period from
_______________ to _______________.

                       Commission File Number 000-32409


                           UNITED MORTGAGE TRUST
               (Name of small business issuer in its charter)

      MARYLAND                                        75-6496585
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification Number)

            5740 Prospect Avenue, Suite 1000, Dallas TX 75206
             (Address of principal executive offices) (Zip Code)

        Issuer's telephone number, including area code:   (214) 237-9305

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

                   Yes __X___                  No_____

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     The Registrant's revenues for the year ended December 31, 2000 were $3,809,679.

     As of February 5, 2001, 1,993,739 shares the Registrant's Common Stock were outstanding. However, there is currently no trading market for the Shares.

                   DOCUMENTS INCORPORATED BY REFERENCE
                                   None

Transitional Small Business Disclosure Format Yes /___/  No / X /

                               TABLE OF CONTENTS


                                                                 Page
                                  PART I

Item 1. Description of Business......................................3

Item 2. Description of Property.....................................46

Item 3. Legal Proceedings...........................................48

Item 4. Submission of Matters to a Vote of Security Holders.........48

                                 PART II

Item 5. Market for Common Equity and Related Stockholder Matters....48

Item 6. Management's Discussion and Analysis of Financial
        Condition Of The Company....................................51

Item 7. Financial Statements........................................55

Item 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.........................66


                                PART III

Item 9. Directors, Executive Officers, Promoters and Control
        Persons; Compliance With Section 16(a) of the Exchange Act..66

Item 10. Executive Compensation.....................................74

Item 11. Security Ownership of Certain Beneficial Owners
         and Management.............................................76

Item 12. Certain Relationships and Related Transactions.............77

Item 13. Exhibits and Reports on Form 8-K...........................79

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

      Statements in this report regarding our business, which are not historical facts, are "forward-looking statements" as contemplated in the Private Securities Litigation Reform Act of 1995. The statements should be read in light of the risks and uncertainties attendant to our business, including, without limitation, increased risks of default on loans made to borrowers who do not satisfy the underwriting requirements for traditional mortgage financing, various conflicts of interest arising out of our relationship with our officers, our Advisor and their Affiliates, including the payment of fees, the purchase of mortgages from an Affiliate and other related party transactions, limited diversity in our portfolio of Mortgage Investments, risk of decrease in net interest income due to interest rate fluctuations, prepayment risks of Mortgage Investments, risk of loss due to default on Mortgage Investments and risk of failure to maintain REIT status and being subject to tax as a regular corporation. For a description of these and other risks associated with our business, See "Risk Factors" commencing on page 22.

     Reference is made to the Glossary beginning on page 41 of this report for definitions of capitalized terms used in the following description of our business and elsewhere in this report.

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

    We have been self-administered with our President managing our day-to-day operations, subject to the supervision of our Board of Trustees. Until December 31, 2000 we used the services of MTA, ("MTA or the "Advisor") a Texas corporation formed on June 11, 1996, to act as our advisor in selecting the investments we purchase. The Advisor is owned and controlled by Todd F. Etter, Dan H. Hill, James P. Hollis and Timothy J. Kopacka. Mr. Hill is an Affiliate of First Financial United Investment Ltd., L.L.P., ("FFUIL") one of the Selling Group Managers that is handling the sale of our Shares to the public. Mr. Etter is an Affiliate of South Central Mortgage, Inc. ("SCMI"), a Texas corporation that sells Mortgage Investments to us and services some of our Residential Mortgages. Mr. Etter is also an Affiliate of Capital Reserve Corp. ("CRC"), a Texas corporation that sells Interim Mortgages to us and services those Interim Mortgages for us. Effective January 1, 2001 we will use the services of UMT Advisor, Inc., a Texas corporation formed on November 6, 2000, to manage our day-to-day operations and to select the investments we purchase. The Advisor is owned and controlled by Todd F. Etter and Timothy J. Kopacka. Mr. Etter is an Affiliate of South Central Mortgage, Inc. ("SCMI"), a Texas corporation that sells Mortgage Investments to us and services some of our Residential Mortgages. He is also an Affiliate of Capital Reserve Corp. ("CRC"), a Texas corporation that sells Interim Mortgages to us and services those Interim Mortgages for us.

     We intend to continue to acquire Mortgage Investments from several sources, including SCMI and CRC. The amount of Mortgage Investments to be acquired from SCMI and CRC cannot be determined at this time and will depend upon the Mortgage Investments that are available from them or other sources at the time we have funds to invest. At this time, SCMI and CRC are the only Affiliates that are expected to sell Mortgage Investment to us. SCMI is a Texas corporation that is in the business of purchasing, selling and servicing mortgages. CRC is a Texas corporation in the business of financing home purchases and renovations by real estate investors.

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

                   PROCEEDS FROM PUBLIC OFFERING OF SHARES

     On March 5, 1997, we commenced a public offering of a maximum of 2,500,000 Shares of Beneficial Interest, par value $.01 per share (the "Shares"). The public offering is continuing with the Shares being distributed on a "best efforts" basis by FFUIL United Investments Ltd., L.L.P. ("FFUIL") and IMS, Inc. ("IMS") (FFUIL and IMS are collectively referred to herein as the "Selling Group Managers") and other broker-dealer firms that are members of the National Association of Securities Dealers, Inc. ("NASD") and selected by the Selling Group Managers.

     On August 8, 1997, initial escrow requirements were satisfied and we closed the initial sale of 126,863 Shares. During the year ended December 31, 2000 we sold a total of 698,499 Shares in our public offering for Gross Offering Proceeds of $13,970,000. From the Gross Offering Proceeds we paid $1,467,000 in commission and due diligence fees and received Net Offering Proceeds of $12,501,000. By comparison, during the year ended December 31, 1999, we sold a total of 451,273 Shares for Gross Offering Proceeds of $9,025,000. From the Gross Offering Proceeds, we paid $949,000 in commissions and other offering expenses and received Net Offering Proceeds of $8,077,000.

     We use our best efforts to invest or commit for investment the full amount of Net Offering Proceeds within 60 days of their receipt. Any Net Offering Proceeds not immediately invested in Mortgage Investments will be temporarily invested in Short-term investments appropriate for a trust account or investments which yield "qualified temporary investment income" within the meaning of Section 856(c)(6)(D) of the Code or other investments which invest directly or indirectly in any of the foregoing (such as repurchase agreements collateralized by any of the foregoing types of securities) and/or such investments necessary for us to maintain our REIT qualification or in short term highly liquid investments such as in investments with banks having assets of at least $50,000,000, savings accounts, bank money market accounts, certificates of deposit, bankers' acceptances or commercial paper rated A-1 or better by Moody's Investors Service, Inc., or securities issued, insured or guaranteed by the United States government or government agencies, or in money market funds having assets in excess of $50,000,000 which invest directly or indirectly in any of the foregoing.

     In December 2000 we filed a Post Effective Amendment No. 2 updating and extending the offering period to December 31, 2001, or until 2,500,000 shares have been sold, if that occurs earlier.


                  INVESTMENT OBJECTIVES AND POLICIES

PRINCIPAL INVESTMENT OBJECTIVES

     Our principal investment objectives are to invest the Net Offering Proceeds in Mortgage Investments consisting of Residential Mortgages, Contracts for Deed and Interim Mortgages secured by single-family residential real estate. Those investments are expected to:

(1) produce net interest income;

(2) provide monthly Distributions from, among other things, interest on Mortgage Investments; and

(3) permit reinvestment of payments of principal and proceeds of prepayments, sales and insurance net of expenses.

     There is no assurance that these objectives will be attained. See "Risk Factors."


INVESTMENT POLICY

     Our primary investment policy is to purchase the following types of Mortgage Investments: (1) first lien, fixed rate mortgages secured by single family residential property throughout the United States (which we refer to herein as "Residential Mortgages"); (2) the Seller's unencumbered interest in fixed rate Contracts for Deed (also known as land contracts) for the sale of single family residential property throughout the United States (which we refer to herein as "Contracts for Deed"); and (3) loans of 12 months or less in term, made to investors for the purchase, renovation and sale of single family homes (which we refer to herein as "Interim Mortgages "). The Residential Mortgages, Contracts for Deed and the Interim Mortgages that we invest in are collectively referred to herein as the "Mortgage Investments." See "Certain Legal Aspects of Mortgage Loans" for a discussion concerning mortgages, deeds of trust, contracts for deed, foreclosure and certain risks related to an investment in mortgages.

     A significant portion of the home buying public is unable to qualify for government insured or guaranteed or conventional mortgage financing. Strict income ratios, credit record criteria, loan-to-value ratios, employment history and liquidity requirements serve to eliminate conventional financing alternatives for many working class homebuyers.
A large market of what are referred to as "B," "C," "D," and "DD" grade mortgage notes has been generated through utilization of non-conforming underwriting criteria for those borrowers who do not satisfy the underwriting requirements for government insured or guaranteed or conventional mortgage financing. Although there is no industry standard for the grading of those non-conforming loans, the grade is primarily based on the credit worthiness of the borrower.

     We intend to acquire what we consider to be "B," "C" and "D" grade mortgage loans. Typically non-conforming notes bear interest at above market rates consistent with the perceived increased risk of default.
In practice, non-conforming notes experience their highest percentage of default in the initial 12 months of the loan. We intend to reduce the rate and expense of early payment defaults through the adherence to investment policies that require the seller of a note to us with a payment history of less than 12 months to replace or repurchase any non-performing note and to reimburse us for any interest, escrows, foreclosure, eviction, and property maintenance costs.

UNDERWRITING CRITERIA

     We will not originate loans, except to facilitate the resale of a foreclosed property. Funds awaiting investment in Mortgage Investments will be invested in government securities, money market accounts or other assets that are permitted investments for REITs. See "Investment Objectives and Policies - Temporary Investments."

     The underwriting criteria for our purchase of Mortgage Investments are as follows:

1. Priority of Lien. All notes purchased must be secured by a first lien that is insured by a title insurance company. We will not purchase second liens or other subordinate or junior liens. Purchase of "wrap notes" will be permitted subject to loan to value ratios specified below. A "wrap note" is a secured lien note that "wraps" around an existing first lien and on which the holder has the right to service the first lien indebtedness. All Contracts for Deed must provide us with unencumbered title to the real estate collateral.

2. Rate. The Advisor seeks to acquire Mortgage Investments that will provide us with a satisfactory net yield. Net yield is determined by the yield realized after payment of the note servicing fee (1/2 of 1% of note balance, annually) and administrative costs (estimated to be 1/2 of 1% of the first $50 million of Average Invested Assets and 1% of Average Invested Assets over $50 million). See "Other Restriction of Declaration of Trust - Limitation on Total Operating Expenses". Under the Advisory Agreement with our Advisor, the servicing and administrative cost burden will be approximately 1% on the first $50 million in Average Invested Assets and 1-1/2% of Average Invested Assets in excess of $50 million. All rates will be fixed rates. We will not acquire adjustable rate loans. Some notes will be bought at a discount to increase their yield above the contractual rate. No notes will be purchased at a premium above the outstanding principal balance. This investment policy allows for acquisition of notes at various rates.

3. Term and Amortization. There is no minimum term for the notes we acquire. The maximum term for Residential Mortgages and Contracts for Deed is 360 months and Interim Mortgages may not exceed 12 months in term. Amortization will vary from 0 (interest only on loans 12 months and less) to 360 months. Balloon notes are allowed, so the amortization period does not need to match the term. No amortization may exceed 360 months.

4. Loan-to-Value Ratio. Except as set forth below, any loan purchased may not exceed a 85% loan-to-value ratio ("LTV"). Exceptions will be made for: (1) loans with LTV's in excess of 85% which may be purchased if discounted sufficiently to bring the Investment-To-Value Ratio to 85% or less (the LTV's will be established by appraisal on unseasoned loans, and by broker price opinion (BPO) or appraisals not more than 12 months old on seasoned notes); (2) loans that have seller recourse through the 12th monthly payment; and (3) Interim Mortgages (loans to real estate investors for purchase of homes for resale) may be purchased if they will not exceed a 50% LTV and will have a maturity of one year or less. However, the President shall have the authority to purchase Interim Mortgages with a LTV ratio up to 65% on a case-by-case basis.

5. Seasoning. Residential Mortgages and Contracts for Deed must have a minimum of 12 months payment history or will be required to have seller recourse through the twelfth payment. Those seller recourse agreements will require the seller of a Residential Mortgage or Contract for Deed to us to replace or repurchase any non-performing note and reimburse us for any interest, escrows, foreclosure, eviction, and property maintenance costs. A note will be considered non-performing if any portion of the principal, interest or escrow payment is 30 days past due. No seasoning is required for Interim Mortgages.

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

7. Appraisals and BPO's. Each unseasoned loan must have an appraisal demonstrating a LTV ratio or Investment-To-Value Ratio of not more than 85% (subject to the exceptions set forth in 4 above). The appraisals may be limited in scope (not requiring interior inspection) but must be performed by appraisers approved by the Advisor. Each seasoned note must be accompanied by an appraisal or a Broker Price Opinion (not more than 12 months old), demonstrating a LTV ratio or Investment-To-Value Ratio not in excess of 85% (subject to the exceptions set forth in 4 above), and photographs of the property securing the loan.

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

13. Mortgagee's Title Insurance. Each loan purchased must have a valid mortgagee's title insurance policy insuring a first lien position in an amount not less than the outstanding principal balance of the loan.

14. Guarantees, Recourse Agreements, and Mortgage Insurance. Mortgage Investments with investment-to-value ratios in excess of 85% and/or less than 12 months seasoning will not be purchased without one or more of the following: government guarantees, seller recourse agreement, mortgage insurance or similar guarantees or insurances approved by the Board of Trustees, including a majority of the Independent Trustees.

15. Pricing. Mortgage Investments will be purchased at no minimum percentage of the principal balance, but in no event in excess of the outstanding principal balance. Prices paid for notes will vary with seasoning, interest rate, credit, loan-to-value ratios, pay histories, guarantees or recourse agreements, and average yield of our loan portfolio among other factors. Our objectives will be accomplished through purchase of high rate loans, prepayment of notes purchased at a discount, reinvestment of principal payments, interim home purchase loans and other short term investment of cash reserves and, if utilized, leverage of capital to purchase additional loans.

     The principal amounts of Mortgage and the number of mortgages in which we invest will be affected by market availability and also depends upon the amount of Net Offering Proceeds available to us from the sale of our Shares. If less than the maximum Net Offering Proceeds are obtained, the number of different mortgages available for investment will be reduced. There is no way to predict the future composition of our portfolio since it will depend in part on the interest rate environment at the time of investment. See "Mortgage Investments at Year-End" for a description of the Mortgage Investments currently owned by us.

TEMPORARY INVESTMENTS

     We intend to use the Net Offering Proceeds to acquire Mortgage Investments. There can be no assurance as to when we will be able to invest the full amount of the Net Offering Proceeds in Mortgage Investments, although we will use our best efforts to invest or commit for investment the full amount of Net Offering Proceeds within 60 days of receipt. We will temporarily invest any Net Offering Proceeds not immediately invested in Mortgage Investments or for the other purposes described above, in certain Short-term investments appropriate for a trust account or investments which yield "qualified temporary investment income" within the meaning of Section 856(c)(6)(D) of the Code or other investments which invest directly or indirectly in any of the foregoing (such as repurchase agreements collateralized by any of the foregoing types of securities) and/or such investments necessary for us to maintain our REIT qualification or in short term highly liquid investments such as in investments with banks having assets of at least $50,000,000, savings accounts, bank money market accounts, certificates of deposit, bankers' acceptances or commercial paper rated A-1 or better by Moody's Investors Service, Inc., or securities issued, insured or guaranteed by the United States government or government agencies, or in money market funds having assets in excess of $50,000,000 which invest directly or indirectly in any of the foregoing.

OTHER POLICIES

     We will not: (a) issue senior securities; (b) invest in the securities of other issuers for the purpose of exercising control; (c) invest in securities of other issuers, other than in temporary investments as described under "Investment Objectives and Policies - Temporary Investments"; (d) underwrite the securities of other issuers; or (e) offer securities in exchange for property.

     We may borrow funds to make Distributions to our shareholders or to acquire additional Mortgage Investments. Our ability to borrow funds is subject to certain limitations set forth in the Declaration of Trust. See "Other Restrictions in Declaration of Trust - Restrictions on
Borrowing."

     Other than in connection with the purchase of Mortgage Investments, which may be deemed to be a loan from us to the borrower, we do not intend to loan funds to any person or entity. Our ability to lend funds to the Advisor, a Trustee or Affiliates thereof is subject to certain restrictions as described in "Other Restriction in Declaration of Trust
- Restrictions on Transactions with Affiliates."

     We will not sell property to the Advisor, a Trustee or Affiliates thereof at terms less favorable than could be obtained from a non-affiliated party. See "Other Restrictions in Declaration of Trust - Restrictions on Transactions With Affiliates."

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

     We will use our best efforts to conduct our operations so as not to be required to register as an investment company under the Investment Company Act of 1940 and so as not to be deemed a "dealer" in mortgages for federal income tax purposes. See "Federal Income Tax
Considerations."

     We will not engage in any transaction which would result in the receipt by the Advisor or its Affiliates of any undisclosed "rebate" or "give-up" or in any reciprocal business arrangement which results in the circumvention of the restrictions contained in the Declaration of Trust and in applicable state securities laws and regulations upon dealings between us and the Advisor and its Affiliates.

     The Advisor and its Affiliates, including companies, other partnerships and entities controlled or managed by such Affiliates, may engage in transactions, including acting as Advisor, receiving Distributions and compensation from us and others, the purchasing, warehousing, servicing and reselling of mortgage notes, property and investments and engaging in other businesses or ventures that may be in competition with us. See "Conflicts of Interest," "Management Compensation" and "Management."


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

                OTHER RESTRICTIONS IN DECLARATION OF TRUST

LIMITATION ON TOTAL OPERATING EXPENSES

     Our goal is to limit our annual Total Operating Expenses (exclusive of loan servicing fees) to 0.5% of the Average Invested Assets. But, if less than all of the Shares are sold, it is unlikely that we will be able fully to achieve that goal, at least in the initial years of operation. In order to achieve this goal, we entered into a Funding Agreement effective January 1, 1997, which provides that the Advisor will fund all of our general and administrative expenses. In turn, we contribute to the Advisor, as a contribution to the Advisor's overhead costs, on a monthly basis, an amount equal to one-half of 1% of our Average Invested Assets for the immediately preceding month. Our total contributions to the Advisor shall not exceed the lesser of (a) the total of general and administrative expenses funded by the Advisor, or
(b) an amount equal to the maximum allowable Total Operating Expenses under the Declaration of Trust. On December 31, 2000 the Advisor changes to UMT Advisor, Inc. and the funding agreement between us and MTA ends. Under the terms of the new Advisory Agreement a monthly management fee is charged us by the Advisor of one-half of 1% of the first $50,000,000 of Average Invested Assets.

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


LIMITATION ON ACQUISITION EXPENSES AND FEES

     The total of Acquisition Fees and Acquisition Expenses shall be reasonable, and shall not exceed an amount equal to 6% of the purchase price of any Mortgage Investment. Notwithstanding the above, a majority of the Trustees (including a majority of the Independent Trustees) not otherwise interested in the transaction may approve fees in excess of these limits if they determine the transaction to be commercially competitive, fair and reasonable to us. However, notwithstanding the foregoing, the Acquisition Fees to be paid to the Advisor or our Affiliates for sourcing, evaluating, structuring and negotiating the acquisition terms of Mortgage Investments have not exceed 3.0% of the principal amount of each Mortgage Investment.

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


                                 EMPLOYEES

     As of December 31, 2000, we had three full-time employees.

                    CERTAIN LEGAL ASPECTS OF MORTGAGE LOANS

     The following discussion contains summaries of certain legal aspects of mortgage loans that are general in nature. Because many of the legal aspects of mortgage loans are governed by applicable state laws (which may vary substantially), the following summaries do not purport to be complete, to reflect the laws of any particular state, to reflect all the laws applicable to any particular mortgage loan or to encompass the laws of all states in which the properties securing mortgage loans in which we might invest are situated. The summaries are qualified in their entirety by reference to the applicable federal and state laws governing mortgage loans.

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

FORECLOSURE

     Foreclosure of a mortgage is generally accomplished by judicial actions initiated by the service of legal pleadings upon all necessary parties having an interest in the real property. Delays in completion of foreclosure may occasionally result from difficulties in locating necessary parties defendant. When the mortgagee's right to foreclose is contested, the legal proceedings necessary to resolve the issue can be time-consuming. A judicial foreclosure may be subject to most of the delays and expenses of other litigation, sometimes requiring up to several years to complete. At the completion of the judicial foreclosure proceedings, if the mortgagee prevails, the court ordinarily issues a judgment of foreclosure and appoints a referee or other designated official to conduct the sale of the property. Such sales are made in accordance with procedures, which vary from state to state. The purchaser at such sale acquires the estate or interest in real property covered by the mortgage.

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

ENVIRONMENTAL RISKS

     Real property pledged as security to a lender may be subject to potential environmental risks. Of particular concern may be those mortgaged properties, which are, or have been, the site of manufacturing, industrial or disposal activity. Such environmental risks may give rise to a diminution in value of property securing any mortgage loan or, as more fully described below, liability for clean-up costs or other remedial actions, which liability could exceed the value of such property or the principal balance of the related mortgage loan.
 In certain circumstances, a lender may choose not to foreclose on contaminated property rather than risk incurring liability for remedial actions.

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

     We do not presently intend to acquire junior mortgages or deeds of trust, which are subordinate to senior mortgages or deeds of trust held by the other lenders. Our rights as mortgagee or beneficiary under a junior mortgage or deed of trust will be subordinate to those of the mortgagee as beneficiary under the senior mortgage or deeds of trust, including the prior rights of the senior mortgagee as beneficiary to receive rents, hazard insurance and condemnation proceeds and to cause the property securing the mortgage loan to be sold upon default of the mortgagor, thereby extinguishing the junior mortgagee's or beneficiary's lien unless we assert our subordinate interest in foreclosure litigation or satisfies the defaulted senior loan. As discussed more fully below, in many states a junior mortgagee may satisfy a defaulted senior loan in full, or may cure such default, and bring the senior loan current, in either event adding the amounts expended to the balance due on the junior loan. Absent a provision in the senior mortgage, no notice of default is required to be given to the junior mortgagee or beneficiary.

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

     The form of mortgage or deed of trust used by many institutional lenders typically contains a "future advance" clause, which provides that additional amounts advanced to or on behalf of the mortgagor or trustor by the mortgagee or beneficiary are to be secured by the mortgage or deed of trust. While such a clause is valid under the laws of most states, the priority of any advance made under the clause depends, in some states, on whether the advance was an "obligatory" or "optional" advance. If the mortgagee or beneficiaries obligated to advance the additional amounts, the advance may be entitled to receive the same priority as amounts initially made under the mortgage or deed of trust, notwithstanding that there may be intervening junior mortgages or deeds of trust and other liens between the date of recording of the mortgage or deed of trust and the date of the future advance, and notwithstanding that the mortgagee or beneficiary had actual knowledge of such intervening junior mortgages or deeds of trust and other liens at the time of the advance. Where the mortgagee or beneficiary is not obligated to advance the additional amounts and has actual knowledge of the intervening junior mortgages or deeds of trust and other liens, the advance may be subordinate to such intervening junior mortgages or deeds of trust and other liens. Priority of advances under a "future advance" clause rests, in other states, on state law giving priority to advances made under the loan agreement up to a "credit limit" amount stated in the recorded mortgage or deed of trust.

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

STATUTORY RIGHTS OF REDEMPTION

     In some states, after a foreclosure sale pursuant to a mortgage or deed of trust, the borrower and certain foreclosed junior lienors are given a statutory period in which to redeem the property from the foreclosure sale. In some states, redemption may occur only upon payment of the entire principal balance of the loan, accrued interest and expenses of foreclosure. In other states, redemption may be authorized if the borrower pays only a portion of the sums due. The effect of a statutory right of redemption is to diminish the ability of the lender to sell the foreclosed property. The right of redemption may defeat the title of any purchaser as a foreclosure sale or any purchaser from the lender subsequent to a foreclosure sale. Certain states permit a lender to avoid a post-sale redemption by waiving its right to a deficiency judgment. Consequently, the practical effect of the redemption right is often to force the lender to retain the property and pay the expenses of ownership until the redemption period has run.
Under the laws of some states, Mortgages under contracts for deed may also have a post-foreclosure right of redemption and a mortgagor with a sufficient equity investment in the property may be permitted to share in the proceeds of any sale of the property after the indebtedness is paid or may otherwise be entitled to a prohibition of the enforcement and the forfeiture clause.

ANTI-DEFICIENCY LEGISLATION

     We may acquire interests in mortgage loans, which are nonrecourse loans as to which, in the event of default by a borrower, recourse may be had only against the specific property pledged to secure the related mortgage loan and not against the borrower's other assets. Even if recourse is available pursuant to the terms of the mortgage loan against the borrower's assets in addition to the mortgaged property, certain states have imposed statutory prohibitions that impose prohibitions against or limitations on such recourse. Some state statutes limit the right of the mortgagee or beneficiary to obtain a deficiency judgment against the borrower following foreclosure. A deficiency judgment is a personal judgment against the former borrower equal in most cases to the difference between the net amount realized upon the public sale of the security and the amount due to the lender. Other statutes require the mortgagee or beneficiary to exhaust the security afforded under a mortgage by foreclosure in an attempt to satisfy the full debt before bringing a personal action against the borrower. In certain states, the lender has the option of bringing a personal action against the borrower on the debt without first exhausting such security; however, in some of these states, the lender, following judgment on such personal action, may be deemed to have elected a remedy and may be precluded from exercising remedies with respect to the security. The practical effect of such an election requirement is that lenders will usually proceed first against the security rather than bringing personal action against the borrower. Other statutory provisions limit any deficiency judgment against the former borrower following a judicial sale to the excess of the outstanding debt over the fair market value of the property at the time of the public sale. The purpose of these statutes is generally to prevent a mortgagee from obtaining a large deficiency judgment against the borrower as a result of low bids or the absence of bids at the judicial sale.

BANKRUPTCY LAWS

     Statutory provisions, including the Bankruptcy Code and state laws affording relief to debtors, may interfere with and delay the ability of the secured mortgage lender to obtain payment of the loan, to realize upon collateral and/or to enforce a deficiency judgment. Under the Bankruptcy Code, virtually all actions (including foreclosure actions and deficiency judgment proceeding) are automatically stayed upon the filing of the bankruptcy petition, and, often, no interest or principal payments are made during the course of the bankruptcy proceeding. The delay and consequences thereof caused by such automatic stay can be significant. However, that automatic stay can be removed unless the debtor can provide adequate security to the Creditor, usually in the form of post-petition payments on the debt. Also, under the Bankruptcy Code, the filing of a petition in bankruptcy by or on behalf of a junior lienor, including, without limitation, any junior mortgagee, may stay the senior lender from taking action to foreclose that junior lien.

     Under the Bankruptcy Code, provided certain substantive and procedural safeguards for the lender are met, the amount and terms of a mortgage secured by property of the debtor may be modified under certain circumstances. The outstanding amount of the loan secured by the real property may be reduced to the then current value of the property (with a corresponding partial reduction of the amount of the lender's security interest) pursuant to a confirmed plan or lien avoidance proceeding, thus leaving the lender a general unsecured creditor for the differences between such value and the outstanding balance of the loan. Other modifications may include the reduction in the amount of each monthly payment, which reduction may result from a reduction in the rate of interest and/or the alteration of the repayment schedule (with or without affecting the unpaid principal balance of the loan), and/or an extension (or reduction) of the final maturity date. Some courts with federal bankruptcy jurisdiction have approved plans, based on the particular facts of the reorganization case that effected the curing of a mortgage loan default by paying arrearage over a number of years. Also, under the Bankruptcy Code, a bankruptcy court may permit a debtor through its rehabilitative plan to de-accelerate a secured loan and to reinstate the loan even though the lender accelerated the mortgage loan and final judgment of foreclosure had been entered in state court (provided no sale of the property had yet occurred) prior to the filing of the debtor's petition. This may be done even if the full amount due under the original loan is never repaid. Other types of significant modifications to the terms of the mortgage or deed of trust may be acceptable to the bankruptcy court, often depending on the particular facts and circumstances of the specific case.

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

     Where the borrower encumbers the mortgaged property with one or more junior liens, the senior lender is subjected to additional risk. First, the borrower may have difficulty servicing and repaying multiple loans. Second, acts of the senior lender that prejudice the junior lender or impair the junior lender's security may create a superior equity in favor of the junior lender. Third, if the borrower defaults on the senior loan and/or any junior loan or loans, the existence of junior loans and actions taken by junior lenders can impair the security available to the senior lender and can interfere with, delay and in certain circumstances even prevent the taking of action by the senior lender. Fourth, the bankruptcy of a junior lender may operate to stay foreclosure or similar proceedings by the senior lender.

Applicability Of Usury Laws

     State and federal usury laws limit the interest that lenders are entitled to receive on a mortgage loan. In determining whether a given transaction is usurious, courts may include charges in the form of "points" and "fees" as "interest", but may exclude payments in the form of "reimbursement of foreclosure expenses" or other charges found to be distinct from "interest". If, however, the amount charged for the use of the money loaned is found to exceed a statutorily established maximum rate, the form employed and the degree of overcharge are both immaterial. Statutes differ in their provision as to the consequences of a usurious loan. One group of statues requires the lender to forfeit the interest above the applicable limit or imposes a specified penalty.
 Under this statutory scheme, the borrower may have the recorded mortgage or deed of trust cancelled upon paying its debt with lawful interest, or the lender may foreclose, but only for the debt plus lawful interest. Under a second, more severe type of statute, a violation of the usury law results in the invalidation of the transaction, thereby permitting the borrower to have the recorded mortgage or deed of trust cancelled without any payment and prohibiting the lender from foreclosing.


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

     During the year ended December 31, 2000, of the 207 Residential Mortgages and 42 Contracts for Deed that were acquired, 48 Residential Mortgages and 8 Contracts for Deed were purchased from SCMI. They had an unpaid principal balance of $2,337,000 and $381,000, respectively. The other 159 Residential mortgages and 34 Contracts for Deed were acquired from private individuals. In addition, we had funded 373 Interim Mortgages with an aggregate principal amount of $6,453,000. All of the Interim Mortgages were acquired from CRC or SCMI. During the year ended December 31, 1999, of the 151 Residential Mortgages and 116 Contracts for Deed that were acquired, 104 Residential Mortgages and 36 Contracts for Deed were purchased from SCMI. They had an unpaid principal balance of $4,956,000 and $1,610,000, respectively. The other 47 Residential mortgages and 80 Contracts for Deed were acquired from private individuals. In addition, we funded 300 Interim Mortgages with an aggregate principal amount of $4,200,000. All but one of the Interim Mortgages were acquired from CRC or SCMI.

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

     See "Investment Objectives and Policies - Other Policies" and "Other Restrictions - Declaration of Trust".

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

     10. Lack of Diversification. We will sell a maximum of 2,500,000 Shares to the public in our current offering of Shares. As of December 31, 2000 we had sold 1,884,043 Shares for Gross Proceeds of $37,681,000. We can terminate the offering at any time in our sole discretion for any reason whatsoever. In the event we do not sell any additional Shares, our ability to reduce our risk of loss by spreading that risk over a larger number of Mortgage Investments would be reduced.

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

C.  TAX RISKS

     33. Material Tax Risks Associated With Investment In Shares. An investment in Shares involves material tax risks. Each prospective purchaser of Shares is urged to consult his own tax adviser with respect to the federal (as well as state and local) income tax consequences of that investment. For a more detailed description of the tax consequences of an investment in Shares see "Federal Income Tax Considerations".

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

Because the tax aspects of an investment in the Company are complex and vary according to your own individual circumstances, we urge you to consult with your own tax advisor as to the specific tax consequences of purchasing, holding and disposing of the Shares, including the application and effect of Federal, state, local and foreign income and other tax laws.

GENERAL

     We elected to become subject to tax as a REIT, for Federal income tax purposes, commencing with the taxable year ending December 31, 1996.
 Our Board of Trustees currently expects that we will operate in a manner that will permit us to qualify a REIT for the taxable year ending December 31, 2001, and in each taxable year thereafter. This treatment will permit us to deduct dividend distributions to our shareholders for Federal income tax purposes, thus effectively eliminating the "double taxation" that generally results when a corporation or trust earns income and distributes that income to its shareholders in the form of dividends.

     We have obtained an opinion of Butzel Long ("Counsel") concerning the likely outcome on the merits of the material federal income tax issues. In particular, it is Counsel's opinion that it is more likely than not that (i) we have been organized in conformity with the requirements for qualification as a REIT, and our proposed method of operation described herein and in the Declaration of Trust will meet the requirements for taxation as a REIT under the Code for any taxable year with respect to which we make the necessary election; and (ii) Distributions to a shareholder which is a Tax-Exempt Entity will not constitute UBTI, provided that shareholder has not financed the acquisition of its Shares with "acquisition indebtedness" within the meaning of the Code. In rendering this opinion, Counsel relied upon information and undertakings supplied by the Advisor and us, and the facts contained in the prospectus concerning our organization and operation. Any alteration of the foregoing may adversely affect the validity of the opinions rendered.

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

     There can be no assurance, however, that we will continue to qualify as a REIT in any particular taxable year, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in our circumstances. If we were not to qualify as a REIT in any particular year, we would be subject to federal income tax as a regular, domestic corporation, and our shareholders would be subject to tax in the same manner as shareholders of a corporation. In this event, we could be subject to potentially substantial income tax liability in respect of each taxable year that we fail to qualify as a REIT, and the amount of earnings and cash available for distribution to our shareholders could be significantly reduced or eliminated.

     The following is brief summary of certain technical requirements that we must meet on an ongoing basis in order to qualify, and remain qualified, as a REIT under the Code.

     SHARE OWNERSHIP TESTS. Our Shares (1) must be transferable, (2) must be held by 100 or more persons during at least 335 days of a taxable year of 12 months (or during a proportionate part of a taxable year of less than 12 months), and (3) no more than 50% of the outstanding Shares may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of our taxable year.
 The requirements of (2) and (3) are not applicable to the first taxable year for which an election to be treated as a REIT is made. On the date of the initial closing of the sale of the Shares, we had at least 100 shareholders who were independent of each other and of us. In addition, the Declaration of Trust permits a restriction on transfers of Shares that would result in violation of the rule in (3) above. Applicable Treasury Regulations state that such a restriction will not cause the Shares to be nontransferable as required by (1).

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

     DISTRIBUTIONS TO SHAREHOLDERS. Each year, we must distribute to our shareholders an amount equal to (a) 95% (until 2001 when it becomes 90%)of the sum of (i) our REIT Taxable Income (defined below) before deduction of dividends paid and excluding any net capital gain and (ii) the excess of net income from "foreclosure property" (described above in "Sources of Income") over the tax on such income, minus (b) any "excess non-cash income" (income attributable to leveled stepped rents, original issue discount on purchase money debt, or a like kind exchange that is later determined to be taxable) (the "90% Distribution Test").

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

     Dividends that are either (1) paid during the taxable year or (2) declared before our tax return for the taxable year must be filed (including extensions) and paid within 12 months of the end of such taxable year and no later than our next regular distribution payment, are considered distributions for purposes of the 95% Distribution Test, which on January 1, 2001 becomes the 90% Distribution Test. Those dividends are taxable to our shareholders (other than Tax-Exempt Entities) in the years in which they are paid, even though they reduce our REIT Taxable Income for the year in which declared. However, See "Taxation of the Company" for discussion of an excise tax provision, which could require us to distribute our fourth quarter dividend in each year on or before January 31st of the following year.

     The Trustees intend to make Distributions to our shareholders on a monthly basis sufficient to meet the 95% Distribution Test (90% as of January 1, 2001). Because of (1) the possible receipt of income from certain sources without corresponding cash receipts, (2) timing differences that may arise between the realization of taxable income and net cash flow (e.g. as a result of the original issue discount rules), and (3) possible adjustments by the IRS to deductions and gross income reported by us, it is possible that we may not have sufficient cash or liquid assets at a particular time to distribute 95% (until January 1, 2001) of our REIT Taxable Income. In such event, we may attempt to declare a consent dividend, which is a hypothetical distribution to shareholders out of our earnings and profits. The effect of such a consent dividend, to those shareholders who agree to such treatment, and as long as such consent dividend is not preferential, would be that those shareholders would be treated for federal income tax purposes as if that amount had been paid to them in cash and they had then immediately contributed that amount back to us as additional paid-in capital. This would result in taxable income distribution but would also increase their tax basis in their Shares by the amount of the taxable income recognized.

     If we fail to meet the 95% Distribution Test (until January 1, 2001 when it becomes 90%) due to an adjustment to our income by reason of a judicial decision or by agreement with the IRS, we may pay a "deficiency dividend" to shareholders in the taxable year of the adjustment, which would relate back to the year being adjusted. In that case, we would also be required to pay interest plus a penalty to the IRS. However, a deficiency dividend cannot be used to meet the 95% Distribution Test (90% at January 1, 2001)if the failure to meet that test was not due to a later adjustment to our income but rather was attributable to our failure to distribute sufficient amounts to our shareholders. If we cannot declare a consent dividend or if we lack sufficient cash to distribute 95% (90% on January 1, 2001) of our REIT Taxable Income or to pay a "deficiency dividend" in appropriate circumstances, we could be required to borrow funds or liquidate a portion of our investments in order to pay our expenses, make the required cash Distributions to shareholders, or satisfy our tax liabilities. There can be no assurance that those funds will be available to the extent, and at the time, that we would require them.

     In addition, if the IRS successfully challenged our deduction of all or a portion of the fees we pay to the Advisor, those payments could be recharacterized as dividend distributions to the Advisor in its capacity as shareholder. If those distributions were viewed as preferential distributions they would not count toward the 90% Distribution Test. Because of the factual nature of the inquiry, Counsel is unable to opine as to the deductibility of such fees. See "Taxation of the Company - Fees paid by the Company," below.

TAXATION OF THE COMPANY

     In any year in which we qualify as a REIT, we will generally not be subject to Federal income tax on that portion of its REIT taxable income or capital gain, which is distributed to our shareholders. We will, however, be subject to federal income tax at normal corporate income tax rates upon any undistributed taxable income or capital gain.

     Notwithstanding our qualification as a REIT, we may also be subject to tax in certain other circumstances. If we fail to satisfy either the 75% or the 95% Gross Income Test, but nonetheless maintain our qualification as a REIT because certain other requirements are met, we will generally be subject to a 100% tax on the greater of the amount by which we fail either the 75% or the 95% Gross Income Test. We will also be subject to a tax of 100% on net income derived from any "prohibited transaction," and if we have (1) net income from the sale or other disposition of "foreclosure property' which is held primarily for sale to customers in the ordinary course of business or (2) other non-qualifying income from foreclosure property, we will be subject to federal income tax on that income at the highest corporate income tax rate. In addition, if we fail to distribute during each calendar year at least the sum of (1) 85% of our REIT ordinary income for such year and (2) 95% of its REIT capital gain net income for such year, we would be subject to a 4% federal excise tax on the excess of such required distribution over the amounts actually distributed during the taxable year, plus any undistributed amount of ordinary and capital gain net income from the preceding taxable year. We may also be subject to the corporate alternative minimum tax, as well as other taxes in certain situations not presently contemplated.

TAXATION OF TAXABLE SHAREHOLDERS

     Dividend Income. Distributions we pay to our shareholders will be taxable to shareholders who are not Tax-Exempt Entities as ordinary income to the extent of our current or accumulated earnings and profits.
 Distributions we pay, which are designated as capital gains dividends by us will be taxed as long-term capital gains to taxable shareholders to the extent that they do not exceed our actual net capital gain for the taxable year. Shareholders that are corporations may be required to treat up to 20% of any such capital gains dividends as ordinary income.
 Such Distributions, whether characterized as ordinary income or as capital gain, are not eligible for the 70% dividends received deduction for corporations.

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

     Our declaration of the consent dividend would result in taxable income to consenting shareholders (other than Tax-Exempt Entities) without any corresponding cash distributions. See "Qualification as a REIT - Distributions to Shareholders," above.

     PORTFOLIO INCOME. Dividends paid to shareholders will be treated as portfolio income with respect to shareholders who are subject to the passive activity loss rules. Such income therefore will not be subject to reduction by losses from passive activities (i.e. any interest in a rental activity or in a trade or business in which the shareholder does not materially participate, such as an interest held as a limited partner) of that shareholder. Such Distributions will, however, be considered investment income, which may be offset by certain investment expense deductions.

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


                            ERISA CONSIDERATIONS

     The following is a summary of material considerations arising under ERISA and the prohibited transaction provisions of ERISA and of Section 4975 of the Code that may be relevant to a prospective purchaser of the Shares. This discussion does not deal with all aspects of ERISA or
Section 4975 of the Code or, to the extent not preempted, state law that may be relevant to particular employee benefit plan Shareholders (including plans subject to Title I of ERISA, other employee benefit plans and IRAs subject to the prohibited transaction provisions of
Section 4975 of the Code, and governmental plans and church plans that are exempt from ERISA and Section 4975 of the Code but that may be subject to state law requirements) (all of which we refer to in this discussion as "Qualified Plans") in light of their particular circumstances.

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

     A fiduciary should also consider the entire discussion under the preceding section entitled "Federal Income Tax Considerations," as material contained therein is relevant to any decision by a Qualified Plan to purchase the Shares.

     The fiduciary of an IRA, or of an employee benefit plan not subject to Title I of ERISA because it is a governmental or church plan or because it does not cover common law employees (a "Non-ERISA Plan"), should consider that such an IRA or Non-ERISA Plan may only make investments that are authorized by the appropriate governing documents, not prohibited under Section 4975 of the Code and permitted under applicable state law.

     In addition to imposing general fiduciary standards of investment prudence and diversification, ERISA and the corresponding provisions of the Code prohibit a wide range of transactions involving the assets of the Qualified Plan and persons who have certain specified relationships to the Qualified Plan ("parties in interest" within the meaning of ERISA, "disqualified persons" within the meaning of the Code).

     A Prohibited Transaction may occur if the assets of the Company are deemed to be assets of a Qualified Plan (i.e., the "look-through rule") which invests in Shares and thereafter a "party in interest" or a "disqualified person" deals with the assets in a manner not permitted under ERISA or the Code. Under such circumstances, any person that exercises authority or control with respect to the management or disposition of Plan assets is a Qualified Plan fiduciary and, therefore, is a "party in interest" and a "disqualified person" capable of participating in a Prohibited Transaction with the Qualified Plan. Thus, the action of an employee of the Company in dealing with the assets of the Company can, under certain circumstances, cause a Qualified Plan which invests in the Shares to be a participant in a Prohibited Transaction. While "Plan assets" are not defined in ERISA or the Code, the United States Department of Labor ("DOL") has issued regulations (the "DOL Regulations") that provide guidance on the circumstances under which a Qualified Plan's investment in Shares will be subject to the "look-through rule" and thus turn the Company's assets into Qualified Plan assets. The DOL Regulations provide an exception to the "look-through rule" for a Qualified Plan that invests in a "publicly-offered security." This exception would apply to the Shares, if they are part of a class of securities that is "widely- held," "freely-transferable," and either registered under Section 12(b) or 12(g)of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or sold pursuant to an effective registration statement under the Act, provided the class of securities of which the security is a part are registered under the Exchange Act within 120 days or such longer period as is allowed by the SEC after the end of the fiscal year of the issuer during which the offering occurred. The Shares are being sold in an offering registered under the Act and the Company represents that the class of securities of which the Shares are a part were registered under the Exchange Act within applicable time limits.

     The DOL Regulations indicate that a security is "widely-held" only if it is part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another. A security will not fail to be "widely-held" because the number of independent investors falls below 100 subsequent to the initial offering as a result of events beyond the issuer's control. The Company represents that the Shares are held by over 100 independent investors and, therefore should be considered "Widely-held."

     The DOL Regulations further provide that whether a security is "freely-transferable" is a factual question to be determined on the basis of all relevant facts and circumstances. The DOL Regulations state that generally, when a security is part of an offering in which the minimum investment is$10,000 or less, as is the case with this offering, certain restrictions ordinarily will not, alone or in combination, affect the determination of the finding that such securities are "freely-transferable." The DOL Regulations indicate that a restriction or prohibition against a transfer or assignment which would result in a termination or reclassification of an entity for federal or state income tax purposes will not affect the determination of whether securities are "freely transferable." The Company believes that the limits imposed under the Declaration of Trust on the transfer of the Excess Shares are designed to prevent violations of the prohibition against five or fewer persons owning more than 50% of the Shares (which would cause a termination of REIT status for tax purposes) or are otherwise permitted under the DOL Regulations and, therefore, will not cause the Shares to not be "freely- transferable." The DOL Regulations are interpretive in nature and, therefore, no assurance can be given that the DOL and the United States Department of the Treasury will not conclude that the Shares are not "freely-transferable," or not "widely-held". However, the Company believes that the Shares will be "publicly offered securities" for purposes of the DOL Regulations and that (i) the assets of the Company will not be deemed to be "plan assets" of any Plan that invests in the Shares and (ii) any person who exercises authority or control with respect to the Company's assets should not be treated as a Plan fiduciary of any Plan that invests in the Shares, for purposes of the prohibited transaction rules of ERISA and Section 4975 of the Code.

ANNUAL VALUATION

     A fiduciary of a Qualified Plan subject to ERISA is required to determine annually the fair market value of the assets of such Qualified Plan as of the end of such Plan's fiscal year and to file annual reports reflecting such value. In addition, a trustee of an IRA must provide an IRA participant with a statement of the value of the IRA each year.

     Because we do not expect to list the Shares for quotation and a public market is unlikely to develop until the sale of all of the Shares, it is likely that no determination of the fair market value of a Share will be readily available. In these circumstances, the Declaration of Trust provides that we may, but need not, make available to fiduciaries of Qualified Plans an annual good faith estimate of the value of our portfolio of investments, on the basis of their value if then liquidated, and the amount attributable to each Share. There can be no assurance that, if we do provide this estimate, (1) such value could or will actually be realized by us or by shareholders upon liquidation (in part because appraisals or estimates of value do not necessarily indicate the price at which assets could be sold and because no attempt will be made to estimate the expenses of selling any of our assets), (2) shareholders could realize such value if they were to attempt to sell their Shares, or (3) such value would comply with the ERISA or IRA requirements described above.


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

     "Advisor" shall mean the person(s) or entity retained by the Trustees that will be responsible for providing advice with respect to developing a model for our portfolio, developing underwriting criteria and monitoring yields and performing other duties as described in the Advisory Agreement, including a person or entity to which an Advisor subcontracts substantially all those functions. Initially the Advisor shall be MTA, or anyone that succeeds it in that capacity.

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

     "Counsel" shall mean Butzel Long P.C.

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

     "FFUIL" means FFUIL United Investment Ltd., L.L.P., one of the Selling Group Managers.

     "Gross Offering Proceeds" shall mean the total proceeds from the sale of Shares during the offering period before deductions for Organization and Offering Expenses. For purposes of calculating Gross Offering Proceeds, the purchase price of all Shares shall be deemed to be $20 per Share.

     "IMS" refers to IMS, Inc., one of the Selling Group Managers.

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

     "Selling Group Managers" shall mean FFUIL United Investments, Ltd. ("FFUIL") and IMS, Inc. ("IMS") the Selling Group Managers of the public offering of the Shares. FFUIL has been a Selling Group Manager since the commencement of the sale of the Shares. IMS became a Selling Group Manager in November, 1999.

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



ITEM 2. DESCRIPTION OF PROPERTY.

                             OFFICE LEASE

     We entered into a lease agreement with South Central Mortgage, Inc., as agent for Todd Etter, building owner, and an affiliate, with a term of 36 months commencing January 15, 2000 at a monthly rent of $5,409. We further entered into a sub-lease agreement with South Central Mortgage, Inc. wherein they are subleasing approximately 2,500 square feet of lease space from us with the same term at a rate of $4,668 per month. The sub-lease rental rate is approximately 5% higher than the amount paid by us to the affiliate.

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


MORTGAGE INVESTMENTS AT YEAR END

The following table sets forth certain information about our portfolio of Mortgage Investments in the aggregate as of December 31, 2000 and 1999.

                                                  December 31,
                                          2000                 1999
                                          -------------------------
RESIDENTIAL MORTGAGES
Number                                        541              367
Interest rate                              11.50%           11.41%
Principal balance (1)                 $24,882,000      $16,162,000
Remaining term (1)                     336 months       336 Months
Current yield (1)                          11.91%           11.98%
Investment-to-value ratio (1)(2)           83.30%           83.40%

CONTRACTS FOR DEED
Number                                        188              134
Interest rate                              11.92%           11.81%
Principal balance (1)                  $8,587,000       $5,990,673
Remaining term (1)                     354 Months       355 Months
Current yield (1)                          12.05%           12.00%
Investment-to-value ratio (1)(2)           87.90%           88.20%

INTERIM MORTGAGES
Number                                        183              100
Interest rate                              12.75%           12.87%
Principal balance (1)                  $6,453,000       $4,199,632
Remaining term in months (1)                 6.81             6.62
Current yield (1)                          12.93%           13.05%
Investment-to-value ratio (1)(2)           54.00%           53.00%

(1) These amounts were determined at the time the Mortgage Investments were purchased.

(2) The investment-to-value ratio is determined at the time a Mortgage Investment is bought and is determined by dividing the amount paid to buy that Mortgage Investment by the value of the underlying real estate that is security for that Mortgage Investment.

DEFAULTS

     Residential Mortgage and Contracts for Deed which have less than a 12 month payment history and/or less than 85% loan-to-value ratio when purchased by us are required to have seller recourse through the twelfth payment. Those seller recourse agreements require the seller to replace or repurchase any non-performing note and reimburse us for any interest, escrows, foreclosure, eviction, and property maintenance costs. A loan is considered non-performing if any portion of the principal, interest, or escrow payment is 30 days past due. SCMI, as seller, has the further option of either assigning and transferring to us a replacement note or funding on a month-to-month basis lost interest, tax, and insurance escrow payments. No seasoning is required for Interim Mortgages.

     Under the terms of our agreement, SCMI elected to fund on a month-to-month basis loans that were non-performing and covered by a recourse agreement. During 2000 we remarketed 43 properties secured by non-performing loans resulting in a gain of $6,877. As of December 31, 2000 we had 33 non-performing loans, representing 3.6% of our portfolio. Of the 33, 17 are covered under a recourse agreement. As of December 31, 2000, 501 of our 912 Mortgage Investments were covered under a recourse agreement. No provision for loan losses was provided as of year-end because we experienced a gain in remarketing the properties associated with non-performing loans.

     By comparison, during 1999 we remarketed 30 properties securing non-performing loans resulting in a gain of $29,358. As of December 31, 1999 we had 29 non-performing loans, representing 4.5% of our portfolio. Of the 29, twenty are covered under a recourse agreement. As of December 31, 1999, 251 of our 601 Mortgage Investments were covered under a recourse agreement. No provision for loan losses was provided as of year-end because we experienced a gain in remarketing the properties associated with non-performing loans.

     We intend to continue monitoring potential losses related to non-recoursed properties and, if deemed material, to reserve for anticipated losses in the fiscal year ending December 31, 2001.

GEOGRAPHIC LOCATION

     All of the properties that are security for the Mortgage Investments are located in Texas. Each of the properties is adequately covered by a mortgagees title insurance policy and hazard insurance.


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




                              SHAREHOLDERS

     As of December 31, 2000, we had 1,884,043 shares outstanding, held by 892 beneficial owners and by 692 shareholders of record. By comparison, as of December 31, 1999, we had 1,185,544 shares outstanding, held by 635 beneficial owners or 445 shareholders of record.


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

     We began making distributions to our shareholders on September 29, 1997. Monthly distributions have continued each month thereafter. Distributions for the year ended December 31, 2000 and December 31, 1999 resulted in an annualized rate of return for Shareholders of 10.01% and 10.08% respectively. Dividends paid per share were $2.01 and $2.03 for 2000 and 1999, respectively.


     The following table shows the dividends per Share that have been paid by us since that date.



                      Dividend          Annual Rate
Month                 Per Share          of Return
--------------        ---------         -----------
September 1997        $ 0.1688            10.13%
October 1997          $ 0.1791            10.75%
November 1997         $ 0.1667            10.00%
December 1997         $ 0.1667            10.00%
January 1998          $ 0.1669            10.01%
February 1998         $ 0.1668            10.01%
March 1998            $ 0.1750            10.50%
April 1998            $ 0.1850            11.10%
May 1998              $ 0.1750            10.50%
June 1998             $ 0.1780            10.68%
July 1998             $ 0.1667            10.00%
August 1998           $ 0.1667            10.00%
September 1998        $ 0.1667            10.00%
October 1998          $ 0.1690            10.14%
November 1998         $ 0.1690            10.14%
December 1998         $ 0.1680            10.08%
January 1999          $ 0.1680            10.08%
February 1999         $ 0.1680            10.08%
March 1999            $ 0.1680            10.08%
April 1999            $ 0.1680            10.08%
May 1999              $ 0.1680            10.08%
June 1999             $ 0.1680            10.08%
July 1999             $ 0.1680            10.08%
August 1999           $ 0.1680            10.08%
September 1999        $ 0.1680            10.08%
October 1999          $ 0.1680            10.08%
November 1999         $ 0.1680            10.08%
December 1999         $ 0.1680            10.08%
January 2000          $ 0.1680            10.08%
February 2000         $ 0.1667            10.00%
March 2000            $ 0.1667            10.00%
April 2000            $ 0.1667            10.00%
May 2000              $ 0.1667            10.00%
June 2000             $ 0.1667            10.00%
July 2000             $ 0.1667            10.00%
August 2000           $ 0.1667            10.00%
September 2000        $ 0.1667            10.00%
October 2000          $ 0.1667            10.00%
November 2000         $ 0.1667            10.00%
December 2000         $ 0.1667            10.00%


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE
COMPANY

     The following table sets forth certain information about the Mortgage Investments that we purchased during the periods set forth below.

                                                Years Ended
                                                December 31,
                                        2000                  1999
                                        --------------------------
RESIDENTIAL MORTGAGES
Purchase Price                           $9,941,000     $6,965,000
Total Number                                    207            151
Number Purchased From Affiliates                 48            104
Number Purchased From Other Sources             159             47
Interest Rate                                11.63%         11.34%
Unpaid Principal Balance (1)            $10,079,000     $7,196,000
Average Principal Balance (1)               $48,700        $46,100
Remaining Term (1)                       331 Months     350 Months
Current Yield (1)                            11.79%         11.80%
Purchase Price/Principal Balance (1)         98.63%         96.78%
Investment-To-Value Ratio (1)(2)             84.30%         84.80%

CONTRACTS FOR DEED
Purchase Price                           $2,182,000     $5,120,000
Total Number                                     42            116
Number Purchased From Affiliates                  8             36
Number Purchased From Other Sources              34             80
Interest Rate                                11.74%         11.90%
Unpaid Principal Balance (1)             $2,200,000     $5,188,000
Average Principal Balance (1)               $52,400        $44,700
Remaining Term (1)                              350            356
Current Yield (1)                            11.85%         12.06%
Purchase Price/ Principal Balance (1)        99.10%         98.70%
Investment-To-Value Ratio (1)(2)             85.10%         88.30%

INTERIM MORTGAGES
Loan Balance At Beginning Of Year        $4,200,000     $3,285,000
Loan Balance At Year End                 $6,453,000     $4,200,000
Net Increase In Portfolio                $2,253,000     $  915,000
Total Number Participated In                    373            300
Balance At Year-End                             373            100
Number Purchased From Affiliates                373            299
Number Purchased From Other Sources               0              1
Interest Rate At Year-End                    12.75%         12.87%
Remaining Term (1)                      <12 months      <12 months
Current Yield At Year-End(1)                 12.93%         13.05%
Purchase Price/Principal Balance (1)           100%           100%
Investment-To-Value Ratio (1)(2)                54%            53%

(1) These amounts were determined at the time the Mortgage Investments were purchased.

(2) The investment-to-value ratio is determined at the time a Mortgage Investment is acquired and is determined by dividing the amount paid to acquire that Mortgage Investment by the value of the underlying real estate that is security for that Mortgage Investment.

   RESULTS OF OPERATIONS - THE YEARS ENDED DECEMBER 31, 2000 AND 1999

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

     As of December 31, 2000 our mortgage portfolio in the aggregate consisted of 541 Residential Mortgages and 188 Contracts for Deed and 183 Interim Mortgages. The portfolio had an unpaid principal balance on our books of $39.9 million. Five hundred thirty-eight of the Mortgage Investments were purchased from affiliates and three hundred seventy-four were purchased from unaffiliated third parties. The average Mortgage Investment in the portfolio had an interest rate of approximately 11.8% and a current annual yield of approximately 12.1%, and a loan-to-value ratio of 77.2% (the unpaid principal balance of the Mortgage Investment divided by the value of the real estate that is the security for that Mortgage Investment.)

     As of December 31, 1999 our mortgage portfolio in the aggregate consisted of 367 Residential Mortgages and 134 Contracts for Deed and 100 Interim Mortgages. The carrying value of the portfolio was $26.1 million. Three hundred ninety-five of the Mortgage Investments were purchased from affiliates and two hundred six were purchased from unaffiliated third parties. The average Mortgage Investment in the portfolio had an interest rate of approximately 11.7% and a current annual yield of approximately 12.2%, and a loan-to-value ratio of 79.1% (the unpaid principal balance of the Mortgage Investment divided by the value of the real estate that is the security for that Mortgage Investment.)

    Our Mortgage Investments generated $3,809,679 and $2,502,504 in income during 2000 and 1999, respectively. The 52% increase in income in 2000 was attributed to the significant increase in Mortgage Investments purchased during the year. General and administrative expenses plus salaries and wages in 2000 of $518,548 were offset by reimbursement from the Advisor of $228,162. Interest expense was $562,749. The result was net income of $2,956,544 for the year 2000. By comparison, general and administrative expenses plus salaries and wages of $337,302 in 1999 were offset by reimbursement from the Advisor to us of $169,426. Interest expense was $357,702 in 1999. The result was net income of $1,976,926 in the 1999 period. The increase in expenses in 2000 was attributed to a 57% increase in interest expense from our larger line-of-credit, which increased by $2 million between 1999 and 2000; an 84% increase in payroll expenses having hired a third full-time employee; and a 252% increase in fees associated with renewing our blue-sky registrations in various states.

     In 2000 general and administrative expenses and salaries and wages were 8.27% of Net Income and 0.87% of Average Invested Assets. By comparison, in 1999 general and administrative expenses and salaries and wages were 7.27% of Net Income and 0.79% of Average Invested Assets.

     Earnings per share of beneficial interest were $1.95 and $2.08 for 2000 and 1999, respectively.
     As part of our agreement to acquire notes from SCMI, SCMI agrees to repurchase, at no loss to us, any note that is in default any time during twelve months from our date of purchase. SCMI may satisfy its repurchase requirement to us by either assigning to us a replacement note or by funding to us lost interest, tax and insurance escrow payments, as well as any costs incurred by us related to curing the default. At year-end approximately one-half of our Residential Mortgages and Contracts for Deed consisted of notes with recourse agreements. We began the year with 29 defaulted loans, had an additional 52 loans default during 2000, sold 5 outright, sold 43 to new borrowers, and ended the year with 33 defaulted loans. A slight gain from outright sale and resale of property was recorded in 2000. Of the 33 properties vacant at year-end 17 are covered under a recourse agreement. The potential loss of interest on the remaining 16 is approximately $416 per month for every month that the property is defaulted plus foreclosure, repair and remarketing expenses less any amount in excess of the loan balance realized from a sale of the property. Of the Company's properties that have been resold, the average length of default is 6 months. Potential loss of interest per property would then be approximately $2,500 if we fail to recover interest upon the resale of a defaulted loan.

     By comparison we began 1999 with 9 defaulted loans, had an additional 40 default, resold 20 and ended the year with 29 defaulted loans. The resold properties resulted in a slight gain in 1999. Of the 29 properties vacant at year-end 20 were covered under a recourse agreement. The potential loss of interest on the remaining 9 was approximately $427 per month for every month that the property was defaulted plus foreclosure, repair and remarketing expenses less any amount in excess of the loan balance realized from a sale of the property. Of the Company's properties that have been resold, the average length of default was 5.6 months. Potential loss of interest per property would then have been approximately $2,400 if we failed to recover interest upon the resale of a defaulted loan.

    During the year ended December 31, 2000, we paid total dividends of $2.01 share as compared to $2.03 per share during 1999.


                     CAPITAL RESOURCES AND LIQUIDITY

     We utilize funds available from the sale of Shares, funds available from our bank line-of-credit, and return of principal to purchase Mortgage Investments.


The following table sets forth certain information about our capital resources and liquidity during the periods set forth below.

                                                   YEARS ENDED
                                                   DECEMBER 31,
                                            2000                    1999
Shares issued                                   698,499           451,273
Number of new shareholders                          257               197
Gross offering proceeds                     $13,970,000       $ 9,025,000
Net offering proceeds (after deduction
  of selling commissions and fees)          $12,501,000        $8,077,000
Principal receipts from Residential
  Mortgages and Contracts for Deed          $   957,000        $1,747,000
Principal receipts from Interim
  Mortgages                                 $ 9,618,000        $7,535,000
Net borrowing from credit line              $ 2,000,000        $3,516,000

     As of December 31, 2000 our aggregate sales of shares during the offering were 1,874,043 Shares resulting in Gross Offering Proceeds of $37,481,000 and Net Offering Proceeds to us (after the deduction of selling commissions and fees) of $33,545,000 (approximately 89.5% of Gross Offering Proceeds). By comparison, as of December 31, 1999 our aggregate sales totaled 1,175,544 Shares resulting in Gross Offering Proceeds of $23,534,019 and Net Offering Proceeds to us (after the deduction of selling commissions and fees) of $21,059,077 (89.6% of gross proceeds). Total Shares outstanding for the periods were 1,884,043 and 1,185,544, respectively, which included the 10,000 initial shares acquired by our Advisor before the public offering commenced.

     The Trustees approved and we entered into a new twelve-month credit facility with a new lender in the amount of $7,000,000, which will expire on August 22, 2001. The line-of-credit was collateralized with the assignment of certain Residential Mortgages. Interest is fixed at 10.5%. We use the line-of-credit to purchase Mortgage Investments prior to the receipt of funds from the sale of Shares. The net increase in funds available for this purpose was $2,000,000 from December 31, 1999 to December 31, 2000.

     Principal receipts from loans paying off when borrowers refinance with a new lender or from scheduled amortization of principal amounted to $957,000 during the year. These funds were used for acquisitions during the period.


ITEM 7. FINANCIAL STATEMENTS.


                                UNITED MORTGAGE TRUST

                             INDEX TO FINANCIAL STATEMENTS


                                                                       Page

Independent Auditors' Report                                            56

Balance Sheets as of December 31, 2000 and 1999                         57

Statements of Income
     Year Ended December 31, 2000 and 1999                              58

Statements of Changes in Shareholders' Equity
     Year Ended December 31, 2000 and 1999                              59

Statements of Cash Flows
     Year Ended December 31, 2000 and 1999                              60

Notes to Financial Statements                                           61



                          INDEPENDENT AUDITORS' REPORT



Board of Trustees
United Mortgage Trust

We have audited the accompanying balance sheets of United Mortgage Trust as of December 31, 2000, and 1999, and the related statements of income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Mortgage Trust as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



	Jackson & Rhodes P.C.



Dallas, Texas
February 5, 2001

UNITED MORTGAGE TRUST
BALANCE SHEETS (Audited)
For the Years Ended
December 31, 2000 and 1999
                                                    December 31,
                                           2000                    1999
                                           ----------------------------
ASSETS
Cash                                       $   200,912      $    14,331
Investment in residential mortgages
  and contracts for deed                    33,419,399       21,877,468
Interim mortgages                            6,453,111        4,199,632
Accrued interest receivable                    667,513          244,381
Receivable from affiliate (Note 5)             105,765           23,765
Equipment, less accumulated depreciation
  of $2,296 and $1,776, respectively             2,415            2,219
Other assets                                    56,971           40,350
                                           -----------       ----------
Total Assets                               $40,906,086      $26,402,146
                                           -----------       ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Line of credit (Note 3)                  $ 7,000,000      $ 5,000,000
  Dividend payable                             308,239          227,181
  Accounts payable & accrued
    liabilities                                  3,606              126
                                           -----------       ----------
      Total Liabilities                    $ 7,311,845      $ 5,227,307
                                           -----------       ----------
Commitments and contingencies (Note 6)

Shareholders' equity:
  Shares of beneficial interest; $.01 par
    Value; 100,000,000 shares authorized
    1,884,043 and 1,185,544 shares
    outstanding                            $    18,840      $    11,856
  Additional paid-in capital                33,541,746       21,047,321
  Retained earnings                             33,655          115,662
                                           -----------       ----------
      Total Shareholders' Equity           $33,594,241      $21,174,839
                                           -----------       ----------
Total Liabilities & Shareholders Equity    $40,906,086      $26,402,146
                                           -----------       ----------

See accompanying notes to financial statements.

UNITED MORTGAGE TRUST
STATEMENTS OF INCOME (Audited)
For the Years Ended
December 31, 2000 and 1999
                                              December 31,
                                     2000                     1999
                                     -----------------------------
Revenues:
Interest income                      $3,809,679         $2,502,504
                                     ----------         ----------
Expenses:
  Salaries and wages                    169,841             92,330
  General and administrative            348,707            244,972
  Interest expense                      562,749            357,702
  Expense reimbursement from
    affiliate (Note 5)                 (228,162)          (169,426)
                                     ----------         ----------
                                        853,135            525,578
                                     ----------         ----------

Net income                           $2,956,544         $1,976,926
                                     ----------         ----------

Net income per share of
  beneficial interest                     $1.95              $2.08
                                     ----------           --------
Weighted average shares
  outstanding                         1,514,014            952,098
                                     ----------           --------

See accompanying notes to financial statements.

UNITED MORTGAGE TRUST
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Audited)
For the Years Ended
December 31, 2000 and 1999
                                  Shares of          Additional    Retained
                              Beneficial Interest      Paid-in     Earnings
                              Shares      Amount       Capital     (Deficit)      Total
                              ------------------     ----------    ---------  -----------
Balance, Dec 31, 1998         734,271    $7,343    $12,974,938   $   69,667   $13,051,948

Proceeds from shares issued   451,273     4,513      8,072,383         --       8,076,896

Dividends ($2.03 per share)      --         --           --      (1,930,931)   (1,930,931)

Net income                       --         --           --       1,976,926     1,976,926
                              -------    ------    -----------   ----------   -----------
Balance, Dec 31, 1999       1,185,544   $11,856    $21,047,321   $  115,662   $21,174,839

Proceeds from shares issued   698,499     6,984     12,494,425         --      12,501,409

Dividends ($2.01 per share)      --         --           --      (3,038,551)   (3,038,551)

Net income                       --         --           --       2,956,544     2,956,544
                              -------    ------    -----------   ----------   -----------
Balance, Dec 31, 2000       1,884,043   $18,840    $33,541,746   $   33,655   $33,594,241
                            ---------    ------    -----------   ----------   -----------

See accompanying notes to financial statements.


UNITED MORTGAGE TRUST
STATEMENTS OF CASH FLOWS (Audited)
For the Years Ended
December 31, 2000 and 1999

                                                      December 31,
                                             2000                     1999
                                             -----------------------------
Cash flow from operating activities:
  Net income                                 $  2,956,544     $  1,976,926
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                   520              520
      Net amortization of discount on
        mortgage investments                      (32,266)         (51,690)
      Changes in assets and liabilities:
        Accrued interest receivable              (423,132)        (110,903)
        Other assets                              (16,621)         (35,000)
        Accounts payable and accrued
          liabilities                               3,480           (1,393)
            Net cash provided by              ------------     -----------
            operating activities:               2,488,525        1,778,460
                                              ------------     -----------
Cash flow from investing activities:
  Investment in residential mortgages and
    contracts for deed                        (12,122,681)     (12,084,748)
  Principal receipts on residential
    mortgages and contracts for deed              957,140        1,746,963
  Investment in interim mortgages             (11,871,385)      (8,449,544)
  Principal receipts on interim
    mortgages                                   9,617,906        7,534,936
  Loan acquisition costs                         (344,124)        (328,129)
  Purchase of equipment                              (716)            (753)
            Net cash used in investing       -------------     -----------
            activities:                       (13,763,860)     (11,581,275)
                                             -------------     -----------
Cash flow from financing activities:
  Proceeds from issuance of shares of
    beneficial interest                        12,501,409        8,076,896
  Net borrowings on line of credit              2,000,000        3,515,691
  Receivable from affiliate                       (82,000)          (8,581)
  Dividends                                    (2,957,493)      (1,824,914)
            Net cash provided by             ------------      -----------
            financing activities:              11,461,916        9,759,092
                                             ------------      -----------
Net increase (decrease) in cash                   186,581          (43,723)

Cash at beginning of year                          14,331           58,054
                                             ------------      -----------
Cash at end of period                        $    200,912      $    14,331
                                             ------------      -----------
Interest paid                                $    562,749      $   357,731
                                             ------------      -----------

See accompanying note to financial statements.

                               UNITED MORTGAGE TRUST
                            Notes to Financial Statements
                             December 31, 2000 and 1999

1.	DESCRIPTION OF BUSINESS

The Company

United Mortgage Trust ("the Company") is a Maryland real estate investment trust which qualifies as a real estate investment trust (a "REIT") under federal income tax laws. The Advisor to the Company is a shareholder, MTA, (the "Advisor") a Texas corporation. The Company invests exclusively in first lien, fixed rate mortgages secured by single-family residential property throughout the United States. Such loans are originated by others to the Company's specifications or to specifications approved by the Company. Most, if not all, of such loans are not insured or guaranteed by a federally owned or guaranteed mortgage agency.

The Company is currently offering up to 2,500,000 shares in a public offering at an offering price of $20 per share. As of February 5, 2000, the Company had sold 1,983,739 shares aggregating net proceeds of $35,500,000.

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

Residential Mortgages, Contracts for Deed and Interim Mortgages

Residential Mortgages, Contracts for Deed and Interim Mortgages are recorded at the lower of cost or estimated net realizable value, net of discounts and including loan acquisition costs. The mortgage investments are collateralized by real property owned by the borrowers. Loan acquisition fees are incurred when the Company purchases the interim mortgages. The loan acquisition fees and discounts on the notes are amortized using the interest method over the estimated life of the mortgages (5-1/2 years). Unamortized discount amounted to $527,652 and $628,958 at December 31, 2000 and 1999, respectively. Unamortized loan acquisition costs amounted to $638,048 and $508,535 at December 31, 2000 and 1999, respectively.

Office Equipment

Office equipment is recorded at cost and depreciated by the straight-line method over the five-year expected useful lives of the assets. Expenditures for normal maintenance and repairs are charged to income, and significant improvements are capitalized.

Income Taxes

The Company intends to continue to qualify as a REIT under the Internal
Revenue Code of 1986 as amended (the "Code").   A REIT is generally not
subject to federal income tax on that portion of its REIT taxable income ("Taxable Income"), which is distributed to its shareholders provided that at least 95% of Taxable Income is distributed. No provision for taxes will be made in the financial statements, as the Company believes it is in compliance with the Code.

Basic Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company's potential dilutive securities are not dilutive, the accompanying presentation is only of basic loss per share.

3.	LINE-OF-CREDIT

The Company had a $5,000,000 line-of-credit maturing on April 1, 2000, collateralized with the assignment of certain Residential Mortgages. Interest was fixed at 10%. The Company entered into a new twelve-month credit facility with a new lender in the amount of $7,000,000, which will expire on August 22, 2001. The line-of-credit is collateralized with the assignment of certain Residential Mortgages. Interest is fixed at 10.5%.

4.	EMPLOYMENT CONTRACT/STOCK OPTIONS

The Company has entered into an employment agreement with its Chairperson which provides for a salary plus a bonus equal to 25% multiplied by the amount which the Company's administrative expenses fall below the approved administrative budget. The Chairperson has received options to purchase 2,500 shares of Company stock at $20 per share. The Chairperson also will receive, at the end of each year of service for five years, additional five-year options to purchase 2,500 shares of Company stock at $20 per share.

For each year in which they serve, each Trustee of the Company also receives 5-year options to purchase 2,500 shares of Company stock at $20 per share.



Following is a summary of the options transactions for 2000 and 1999:

2000            1999
Outstanding at beginning of year           30,000           20,000
   Granted                                 10,000           10,000
   Expired                                     --               --
   Exercised                                   --               --
                                           ------           ------
Outstanding at end of year                 40,000           30,000
                                           ------           ------
Exercisable at end of year                 40,000           30,000
                                           ------           ------
Exercise price per share                   $20.00           $20.00
                                           ------           ------

In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award. However, SFAS 123 also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees."

Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The pro forma disclosure requirements are effective for financial statements for fiscal years beginning after December 15, 1995. The Company has elected to measure compensation cost, including options issued, under Opinion 25.

No pro forma disclosures are provided herein since the calculated fair value of the options was nominal.

5.	RELATED PARTY TRANSACTIONS

The Company currently leases its office space from an affiliate under terms of a month-to-month lease at $5,409 per month and subleases a major portion of the space to South Central Mortgage, Inc. ("SCM"), a related party, for $4,668 per month. The sublease rental rate is approximately five percent higher than the amount paid by the Company.
 Rent expense amounted to $8,487 and $6,681 for the years ended December 31, 2000 and 1999, respectively. Minimum lease payments in the future under the leases are as follows:


                               Minimum   Minimum
                                Lease    Sublease    Net
Year Ending December 31:       Payments  Payments  Amount
         2001                   61,308    56,016    5,292
         2002                   61,308    56,016    5,292

The Company purchased first lien mortgage notes from SCM and private individuals for $12,122,681 and $12,084,748 for the years ended December 31, 2000 and 1999, respectively. The Company has also entered into a Mortgage Servicing Agreement with SCM, incurring service fees of $138,659 and $82,735 during 2000 and 1999, respectively. The Company also paid acquisition fees to the Advisor of $344,124 and $328,129 in 2000 and 1999, respectively.

In 1997, the Company entered into a Funding Agreement with the Advisors whereby the Advisors agreed to fund the Company's general and administrative expenses. In consideration of the agreement, the Company will contribute to the Advisor, as a contribution to the Advisor's overhead on a monthly basis, an amount equal to .5% of the Company's average invested assets for the immediately preceding month.

6.	COMMITMENTS AND CONTINGENCIES

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk are primarily temporary cash investments and mortgage notes receivable. The Company places its temporary cash investments with major financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. The majority of all first lien mortgage notes receivable are "Sub-Prime, B and C Grade" notes secured by single-family homes, principally in the Dallas/Fort Worth Metropolitan area.

Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents, receivables and accounts and notes payable approximate carrying value due to the short-term maturity of the instruments. The fair value of first lien mortgage notes approximates carrying value based on their effective interest rates compared to current market rates.

Potential Loan Losses

As part of our agreement to acquire notes from SCMI, SCMI agrees to repurchase, at no loss to us, any note that is in default any time during twelve months from our date of purchase. SCMI may satisfy its repurchase requirement to us by either assigning to us a replacement note or by funding to us lost interest, tax and insurance escrow payments, as well as any costs incurred by us related to curing the default. At year-end approximately one-half of our Residential Mortgages and Contracts for Deed consisted of notes with recourse agreements. We began the year with 29 defaulted loans, had an additional 52 loans default during 2000, sold 5 outright, sold 43 to new borrowers, and ended the year with 33 defaulted loans. A slight gain from outright sale and resale of property was recorded in 2000. Of the 33 properties vacant at year-end 17 are covered under a recourse agreement. The potential loss of interest on the remaining 16 is approximately $416 per month for every month that the property is defaulted plus foreclosure, repair and remarketing expenses less any amount in excess of the loan balance realized from a sale of the property. Of the Company's properties that have been resold, the average length of default is 6 months. Potential loss of interest per property would then be approximately $2,500 if we fail to recover interest upon the resale of a defaulted loan. No provision for loan losses has been provide as the Company believes its exposure to losses as of December 31, 2000 and 1999 was nominal.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The Trustees are responsible for the overall management and control of our business. The Trustees employ our President to manage our day-to-day operations and have retained the Advisor to use its best efforts to Seek out and present to us suitable and a sufficient number of investment opportunities that are consistent with our investment policies and objectives. We may acquire Mortgage Investments from SCMI and will utilize the services of SCMI to service some or all of our Mortgages Investments.

     Our Declaration of Trust provides for not less than three nor more than nine Trustees, a majority of whom must be Independent Trustees, except for a period of 60 days after the death, removal or resignation of an Independent Trustee. Each Trustee will serve for a one-year term. There are currently five Trustees, three of whom are Independent Trustees.


                      OUR TRUSTEES AND OFFICERS

     Our Trustees and officers are as follows:

     Name                          Age         Offices Held
     ------------------------      ---         ------------------------------
     Christine Griffin             48          Trustee, Chairman of the Board
                                                 and President
     Richard D. O'Connor, Jr.      46          Independent Trustee
     Paul R. Guernsey              50          Independent Trustee
     Douglas R. Evans              55          Independent Trustee
     Michele A. Cadwell            48          Trustee

     Christine Griffin has been our President and a Trustee since July 1996. Ms Griffin also serves as President of our new Advisor, UMT Advisors, Inc. since its inception. From June 1995 until July 1996, Ms. Griffin served as Chief Financial Officer of SCMI, a Texas based mortgage banking firm that is an Affiliate of the Advisor and that sells Mortgages and provides mortgage servicing services to us. Her responsibilities at SCMI included day-to-day bookkeeping through financial statement preparation, mortgage warehouse lines administration, and investor communications and reporting. Additionally, Ms. Griffin was responsible for researching and implementing a note servicing system for SCMI and its subservicer. Before joining SCMI, Ms. Griffin was Vice President of Woodbine Petroleum, Inc., a publicly traded oil and gas company for 10 years, during which time her responsibilities included regulatory reporting, shareholder relations, and audit supervision. Ms. Griffin is a 1978 graduate of George Mason University, Virginia with a Bachelor of Arts degree, summa cum laude, in Politics and Government.

     Richard D. O'Connor, Jr. is one of our Independent Trustees. He has been a Trustee since July 1996. In 2000 Mr. O'Connor became a partner of O'Connor & Jones, L.L.P., a Dallas law firm. From 1998 to 2000 Mr. O'Connor was a shareholder of Stollenwerck, Moore & Silverberg, P.C., a Dallas law firm. From 1993 to 1998, Mr. O'Connor practiced law as a sole practitioner specializing in the areas of real estate, business and contract law. Between 1985 and 1993, Mr. O'Connor was a partner with the Dallas law firm of Scoggins, O'Connor and Blanscet. Between 1989 and 1993, Mr. O'Connor was an attorney in the real estate department of J.C. Penney Company. Mr. O'Connor received a Bachelor of Business Administration degree from the University of Texas at Austin in 1976, and a J.D. degree from the University of Houston in 1978. Mr. O'Connor has been Board Certified in Commercial Real Estate law by the Texas Board of Legal Specialization since 1987.

     Paul R. Guernsey has been one of our Independent Trustees since July 1996. Since 1993 Mr. Guernsey has been a Partner and Chief Financial Officer of The Hartnett Group, Ltd. and related companies. These companies invest primarily in the financial markets, income and non-income producing real estate, real estate development, and residential mortgage loans. From 1991 through 1993 Mr. Guernsey was Chief Financial Officer of American Financial Network, Inc. a public company that operated a computerized loan origination network, seven residential mortgage brokerage companies, and a wholesale mortgage brokerage operation. From 1987 through 1991, he was Chief Financial Officer and then Vice President of Operations for Discovery Learning Centers, Inc., a chain of childcare centers. From 1986 to 1987, he worked with James Grant & Associates, a Dallas based merchant banking firm. From 1973 through 1985, he served in the audit, tax and management services departments of both a regional CPA firm, and as a partner of a local firm in Michigan. Mr. Guernsey graduated with a Bachelors Degree in Business (Accounting) from Ferris State University, Michigan in 1973 and is a member of the American Institute of CPA's.

     Douglas R. Evans has been one of our Independent Trustees since July 1996. Since February 1995, Mr. Evans has been a Principal of PetroCap, Inc., a firm that provides investment and merchant banking services to a variety of clients active in the oil and gas industry. From 1986 until February 1995, Mr. Evans was President and Chief Executive Officer of Woodbine Petroleum, Inc., which was a publicly traded oil and gas company until it was taken private through a merger in September 1992. As part of his responsibilities at Woodbine, Mr. Evans managed and negotiated the sale of the parent company's REIT portfolio including mortgages and real property. Mr. Evans has been a licensed real estate broker in Texas since 1979 and a licensed real estate agent since 1976. Mr. Evans received an MBA from Southern Methodist University in 1972 and a Bachelors of Arts degree from the University of North Carolina in 1967.

     Michele A. Cadwell has been one of our Trustees since August 1997. At present she is a fee attorney for Commonwealth Land Title of Dallas, Texas. From 1998 to 1999, Ms. Cadwell was Manager - Onshore Land Operations with EEX Corp. Her primary responsibilities include drafting and negotiating exploration and marketing agreements, analysis of legislation and regulatory proposals, researching complex mineral titles, organization and management of non-core property divestitures, settlement of land owner disputes and advising and testifying on matters before the Oklahoma Corporation Commission. From 1980 until 1998 she was employed with Enserch Exploration, Inc. as Senior Land Representative. Ms. Cadwell is a 1974 graduate of the University of Oklahoma with a Bachelors of Arts Degree in English and a Juris Doctor Degree in 1978. She is admitted to both the Oklahoma and Texas bars.


                                THE ADVISOR

     Our Advisor has been Mortgage Trust Advisors, Inc., a Texas corporation. The Advisor was retained to use its best efforts to seek out and present to us, whether through its own efforts or those of third parties retained by it, suitable and a sufficient number of investment opportunities which are consistent with our investment policies and objectives and consistent with such investment programs as the Trustees may adopt from time to time in conformity with the Declaration of Trust. The services of the Advisor have included managing our development of investment guidelines, overseeing servicing, negotiating purchases of loans and overseeing the acquisition or disposition of investments, and managing our assets.

     The directors and officers of Mortgage Trust Advisors, Inc. are set forth below. These officers of the Advisor may also provide services to us on behalf of the Advisor.

Name                          Age          Offices Held
------------------            ---          ------------------------
Todd Etter                    49           President
Timothy J. Kopacka            40           Vice President/Secretary
James P. Hollis               59           Vice President
Dan H. Hill                   49           Vice President/Treasurer

     Todd Etter. Mr. Etter has been President of Mortgage Trust Advisors, Inc., since 1996. In 1992 Mr. Etter formed and since that date has served as President of South Central Mortgage, Inc., a Dallas, Texas-based mortgage banking firm. From 1980 through 1987 Mr. Etter served as a Principal of South Central Securities, a NASD member firm. In 1982 he formed South Central Financial Group, Inc., a Dallas, Texas based investment-banking firm and continues to serve as its President. During the period 1980-1992 he sourced over $37 million in capital for cable television, real estate and child care center investments. From 1974 through 1981, he was Vice President of Crawford, Etter and Associates, a residential development, marketing, finance and construction company. In total, Crawford, Etter and Associates developed over 1,000 residential lots, marketed over 800 single-family homes and constructed over 400 homes. Mr. Etter received a Bachelors of Arts degree from Michigan State University in 1972.

     Timothy J. Kopacka has served as Vice President of Mortgage Trust Advisors, Inc. since 1996. Since 1984, he has been President of Kopacka & Associates, Inc., dba Grosse Pointe Financial, a financial advisory firm. From 1987 to 1990, he served as Vice President of Marketing and Operations for Kemper Financial Services in their retirement plans division. From 1980 to 1983, he was employed with Deloitte, Haskins & Sells, an international accounting and consulting firm. From 1983 through 1986, Mr. Kopacka was Chief Financial Officer for Federal Tax Workshops, Inc., an educational and consulting firm for CPA's. Mr. Kopacka, a Certified Public Accountant, received a Bachelors of Arts degree in Accounting and Finance from Michigan State University. He is a member of the Michigan Association of CPA's, the Hawaii Association of Public Accountants and the American Institute of CPA's.

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

TERMINATION OF ADVISORY AGREEMENT AND NEW ADVISOR

     Effective December 31, 2000 the agreement between us and Mortgage Trust Advisors, Inc. terminated. Effective January 1, 2001 UMT Advisors, Inc. ("UMTA"), a Texas corporation organized in November 3, 2000 becomes the Advisor. UMTA has been retained pursuant to an Advisory Agreement effective on January 1,2001, to provide us with day-to-day management and administrative services. In addition, UMTA is engaged to use its best efforts to seek out and present to us, whether through its own efforts or those of third parties retained by it, a sufficient number of suitable investment opportunities which are consistent with our investment policies and objectives and consistent with such investment programs as the Trustees may adopt from time to time in conformity with the Declaration of Trust. The services of the Advisor include managing our development of investment guidelines, overseeing servicing, negotiating purchases of loans and overseeing the acquisition or disposition of investments, and managing our assets. UMTA has a fiduciary duty to us and to our shareholders.

     The directors and officers of UMTA are set forth below. These officers of the Advisor may also provide services to us on behalf of the Advisor.

NAME                       AGE               OFFICES HELD
---------------------      ---               --------------------------
Todd Etter                 50                Chairman
Christine Griffin          48                President
Timothy J. Kopacka         41                Vice President/Secretary
Melvin E. Horton, Jr.      55                Vice President - Marketing

     Todd Etter. Mr. Etter has been Chairman of UMTA since its inception in November 2000. For Mr. Etter's biographical information, please see above under "The Advisor".

     Christine Griffin. Ms. Griffin has been President of UMTA since its inception. For Ms. Griffin's biographical information, please see above under "Trustees and Officers."

     Timothy J. Kopacka. Mr. Kopacka has been Vice President of UMTA since its inception. For Mr. Kopacka's biographical information, please see above under "The Advisor".

     Melvin E. Horton, Jr. He has served as a Vice President of UMT Advisors, Inc. since its inception. Since January 2000, Mr. Horton has been President of AML Advisors, a firm engaged in providing consulting, sales, and marketing advice to institutional and individual investors. From January 1997 to January 2000 he was Senior Vice President and Managing Director of the Private Client Group of Southwest Securities, Inc.(NYSE). Mr. Horton managed The Horton Company, a Registered Investment Advisor from January 1996 to January 1997. Between August 1982 and December 1988 and between May 1992 and January 1996, he acted in sales and management positions for Salomon Smith Barney and its predecessor firms including Shearson Lehman Brothers and EF Hutton. He served as President of MBI Financial from January 1989 to May 1992. Mr. Horton received a Bachelor's degree in Business in Accounting and Finance in 1968 from Southern Methodist University and was awarded an MBA from the Cox School at SMU in 1971.

SUMMARY OF THE UMTA ADVISORS, INC. ADVISORY AGREEMENT

     With the approval of our Trustees, including all of the Independent Trustees, we entered into a contract with UMTA (the "Advisory Agreement") effective on January 1, 2001, under which UMTA provides us with our day-to-day administrative services. In addition, UMTA is obligated to use its best efforts to develop and present to us, whether through its own efforts or those of third parties retained by it, a sufficient number of suitable investment opportunities which are consistent with our investment policies and objectives and also consistent with any investment programs that the Trustees may adopt from time to time in conformity with the Declaration of Trust. Prior to January 1, 2001, we were self-administered and our administrative services were provided by our President, Christine Griffin, and we utilized our prior advisor, MTA, to select our investments and to pay our overhead, with a limited contribution by us. Termination of that advisory agreement resulted in the Company being exposed to variable administrative expenses since the portion of costs that we had to contribute would not be fixed. In addition, our prior advisory agreement required that if additional services beyond those specified in our advisory agreement were required, the Company would have to incur the expense of adding personnel to perform those additional services. This meant that increased administrative costs would reduce the amount available to us for Distributions. Our Trustees entered the current agreement with our UMTA in order to fix our administrative costs while increasing the level of services provided through our present arrangement under which UMTA will perform all of our administrative services plus certain additional services we require for a fixed fee.

Although our Trustees retain exclusive authority over our management, the conduct of our affairs and the management and disposition of our assets, the Trustees have initially delegated to UMTA, subject to the supervision and review of the Trustees and consistent with the provisions of our Declaration of Trust, the following responsibilities:

* develop underwriting criteria and a model for our investment portfolio;
* acquire, retain or sell Mortgage Investments;
* seek out, present and recommend investment opportunities consistent with
our     investment policies and objectives, and negotiate on our behalf
with          respect to potential investments or the disposition thereof;
* pay our debts and fulfill our obligations, and handle, prosecute and
settle     any of our claims, including foreclosing and otherwise enforcing
mortgages     and other liens securing investments;
* obtain for us such services as may be required for mortgage brokerage and servicing and other activities relating to our investment portfolio;
* evaluate, structure and negotiate prepayments or sales of Mortgage
       Investments;
* manage the structuring and registration of additional shares of United Mortgage Trust;
* develop the Company's administrative budget;
* administer day-to-day operations of the Company;
* coordinate marketing and sales of the Company's shares;
* develop and maintain the Company's web site;
* administer Share Repurchase and Dividend Reinvestment Programs;
* coordinate engagement of market makers and listing of the Company's
shares      at the appropriate time; develop institutional and retail
secondary market     interest in the Company's shares;
* arrange note warehousing credit facility and provide required financial guarantees;
* negotiate loan purchases;
* develop and monitor investment policies;
* develop high yield loan origination program for the Company
* oversee loan servicing;
* oversee acquisition and disposition of investments;
* manage the Company's assets; and
* from time to time, or as requested by the Trustees, make reports to us regarding UMTA's performance of the foregoing services.

     The Advisory Agreement has an initial term of one year. The Advisory Agreement may be renewed annually by us, subject to an evaluation of the performance of UMTA by the Trustees. The Advisory Agreement may be terminated (1) without cause by UMTA or (2) with or without cause by a majority of the Independent Trustees. Termination under either of those provisions may be made without penalty and upon 60 days' prior written notice to the non-terminating party.

     UMTA may engage in other business activities related to real estate, Mortgage Investments or other investments whether similar or dissimilar to those made by us or act as advisor to any other person or entity having investment policies whether similar or dissimilar to ours (including other REITs). See "Investment Objectives and Policies." However, except for the allocation of investments between us and other Affiliated Programs as described under the caption "Conflicts of Interest - Competition with Affiliates for the Purchase and Sale of Mortgage Investments" or except for the operations of SCMI or CRC, before UMTA, the officers and directors of UMTA and all persons controlled by UMTA and its officers and directors may take advantage of an opportunity for their own account or present or recommend it to others, they are obligated to present an investment opportunity to us if (1) that opportunity is of a character which could be taken by us, (2) that opportunity is compatible with our investment objectives and policies and (3) we have the financial resources to take advantage of that opportunity. SCMI is currently in the business of purchasing, selling and servicing mortgages and CRC is currently in the business of financing home purchases and renovations by investors. SCMI and CRC will each continue in their business. However, SCMI and CRC have each agreed that, if it has any loans that it desires to sell, it will give us the right of first refusal to purchase that loan if (1) it is of a character which could be bought by us, (2) it is compatible with our investment objectives and policies and (3) we have the financial resources to purchase it.

     For a description of the compensation to be paid to the Advisor in consideration of the services it will render to us, See "Management Compensation."

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

     The Advisory Agreement provides for the Advisor to pay all of our expenses and for us to reimburse the Advisor for any third-party expenses that should have been paid by us but which were instead paid by the Advisor. However, the Advisor remains obligated to pay: (1) the employment expenses of its employees, (2) its rent, utilities and other office expenses (except those relating to office space occupied by the Advisor that is maintained by us) and (3) the cost of other items that generally fall under the category of the Advisor's overhead that is directly related to the performance of services for which it is otherwise receiving fees from us.

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


ITEM 10. EXECUTIVE COMPENSATION.

     The following Summary Compensation Table sets forth information concerning compensation earned in the year ended December 31, 2000 and 1999 by our Chief Executive Officer, who is our only executive officer.

                      Summary Compensation Table

                                                   Long-term
                           Annual Compensation    Compensation
                                                                 Shares
                                                              Underlying
Name and Principal Position     Year   Salary      Bonus(1)     Options
---------------------------     ----   ------      --------   ----------
Christine Griffin, President    2000   $79,860        $0         2,500
                                1999   $79,860        $0         2,500

(1) Pursuant to her employment agreement, Ms. Griffin is entitled to receive a bonus equal to 25% of the amount by which our Company's administrative expenses for the year fall below the approved administrative budget


     The following table sets forth, for the executive officer named in the Summary Compensation Table above, certain information concerning stock options granted during the 2000 and 1999 fiscal years.

                            Number of    Percent of
                            Shares       Total
                            Underlying   Options        Exercise    Expiration
                            Options      Granted        Price Per   Date
Name                        Granted      to Employees   Share
-----------------           ----------   ------------   ---------   ----------
Christine Griffin    2000   2,500        100%           $20.00      12/31/06
                     1999   2,500        100%           $20.00      12/31/05

     The following table sets forth, for the executive officer named in the Summary Compensation Table above, certain information regarding the exercise of stock options during the 2000 and 1999 fiscal years and the value of options held at fiscal year end:

              Aggregated Option Exercises in Last Fiscal Year
                    And Fiscal Year-end Option Values

                                                  Number of
                                                  Shares            Value of
                                                  Underlying        Unexercised
                                                  Exercised         In-the-Money
                           Shares                 Options at        Options at
                           Acquired               Fiscal Year-end   Fiscal Year-end
                           On         Value       Exercisable/      Exercisable/
Name                       Exercise   Realized    Unexercisable     Unexercisable
-----------------          --------   --------    ---------------   ---------------
Christine Griffin  2000    0          $0          10,000/0          $0/$0
                   1999    0          $0          7,500/0           $0/$0

     (1) The value of unexercised options is based on the market value of the underlying shares at fiscal year end, minus the exercise price.

EMPLOYMENT AGREEMENT

     We have an employment agreement with Christine Griffin whereby she serves as Trustee, President and Chief Operating Officer. That agreement is for a term of one year, to be reviewed annually with the approval of a majority of Independent Trustees. The agreement was amended and renewed, for a term of one year, on July 1, 1999 in order to increase her salary. The agreement provides for her to receive: (1) an annual salary of $79,860;
(2) a bonus equal to 25% of the amount by which our administrative expenses for the year fall below the approved administrative budget; and (3) for each year of service, 5-year stock options to purchase 2,500 Shares at an exercise price of $20 per Share (up to a maximum of options for 12,500 Shares). As of January1, 2001 Ms. Griffin will be employed by UMTA but still remain our President and Chairman of the Board of Trustees.

COMPENSATION OF TRUSTEES

     Trustees who are not Independent Trustees do not receive any compensation for acting as Trustees. Independent Trustees are entitled to receive the greater of $1,000 per meeting or $4,000 per year. For each year in which they serve, each Independent Trustee shall also receive 5-year options to purchase 2,500 Shares at an exercise price of $20 per Share (not to exceed 12,500 shares per Trustee). During 2000, the Independent Trustees each received $3,000 each and waived their rights to additional fees and each Independent Trustee who served during all of 2000 also received 5-year stock options to purchase 2,500 Shares at an exercise price of $20 per Share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of December 31, 2000, we had 1,884,043 Shares issued and outstanding compared to 1,185,544 Shares issued and outstanding at December 31, 1999. The following table sets forth certain information regarding the beneficial ownership of the Shares as of December 31, 2000 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Shares (there are none at this time), (ii) each of our Trustees and executive officers named in Item 10, and (iii) all of our trustees and executive officers as a group. Except as indicated in the footnotes to this table, the persons named in the table, based on information provided by such persons, have sole voting and sole investment power with respect to all Shares shown as beneficially owned by them, subject to community property laws where applicable.

                                        Number of           Percent
Name and Address   	                     Shares (1)          of Class
----------------                        ----------          --------
Christine Griffin (2)	                   10,000(3)            0.53%
Richard D. O'Connor, Jr. (2)             2,500(3)            0.13%
Paul R. Guernsey (2)                    10,000(3)            0.53%
Douglas R. Evans (2)                    10,000(3)            0.53%
Michele A. Cadwell (2)(5)                7,500(3)            0.40%
All Trustees and
Executive Officers as a
Group (5 persons)                       40,000(4)            2.12%

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

(3) Includes Shares issuable upon the exercise of stock options at an exercise price of $20.00 per Share.

(4) Includes the Shares described in footnote (3) above.

(5) Ms. Cadwell will no longer receive options as of January 1, 2000 because she is no longer considered an Independent Trustee because she is providing services to us in her capacity as a fee agent with a title company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On August 8, 1997, we issued 10,000 Shares to MTA, a Texas corporation that served as our advisor from 1996 to December 31, 2000, for $20 per share. Acquisition Fees equal to 3.0% of the principal amount of each Residential Mortgage and Contract for Deed are payable to the Advisor for sourcing, evaluating, structuring and negotiating the acquisition terms of Mortgage Investments. We paid the Advisor a total of $344,124 and $328,129 in Acquisition Fees during the twelve months ending December 31, 2000 and 1999, respectively.

     During 1997, we entered into a Funding Agreement with the Advisor whereby the Advisor agreed to fund our general and administrative expenses. In consideration of the agreement, we will contribute to the Advisor, on a monthly basis, 0.5% of our average invested assets for the immediately preceding month. Expense reimbursements of $228,162 and $169,426 were made during the twelve months ending December 31, 2000 and 1999, respectively.

     Since our organization in July 1996, we have issued an aggregate of 40,000 five-year options to purchase our Shares at $20 per share to our Independent Trustees.

     We have and will continue to acquire Mortgage Investments from SCMI and will utilize the services of SCMI to service some or all of the Residential Mortgages that we purchase. See "Conflicts of Interest - Purchase of Mortgage Notes from Affiliates," "Summary of the Offering - Mortgage Servicers," "Investment Portfolio" and "Management Compensation."
 SCMI is a Texas based mortgage bank of which the sole beneficial shareholder is Todd Etter, an officer and principal shareholder of the Advisor. Ms. Christine Griffin, our President and Treasurer and one of our Trustees, was previously the Chief Financial Officer of SCMI.

     We utilize the services of SCMI to service many of the Residential Mortgages and Contracts for Deed we acquire. For its efforts in servicing those investments, SCMI is paid a fee equal to 0.5% of the principal balance of the mortgages being serviced by SCMI, a rate we believe is a competitive rate that is no higher than the rates charged by unaffiliated third parties. During the year ended December 31, 2000 we paid SCMI $138,659 in loan servicing fees. By comparison, during the 1999 period, we paid SCMI $82,735 in loan servicing fees.

     CRC is a Texas corporation that is 50% owned by Todd Etter, an officer and principal shareholder of the Advisor. CRC is in the business of financing home purchases and renovations by real estate investors. We have and will continue to purchase Interim Mortgages from CRC. We do not pay fees to CRC.

     The Company currently leases its office space from Todd Etter, a related party, under the term of a 36-month lease commencing January 15, 2000 at $5,409 per month and subleases a major portion of space to SCMI, a related party, for $4,668 per month. The sublease rental rate is approximately five percent higher than the amount paid by the Company.

     The Shares being sold in our initial public offering are being distributed by the Selling Group Managers on a "best efforts" basis through participating NASD member firms ("Selected Dealers") that are selected by the Selling Group Managers. Mr. Dan Hill, director and officer of Mortgage Trust Advisor, Inc., is the principal shareholder and officer of the general partner of FFUIL, one of the two Selling Group Managers. During the year ended December 31, 2000 the FFUIL received a total of $1,322,444 in commissions, $66,122 in due diligence fees and no SGM Shares. During the year ended December 31, 1999, FFUIL received a total of $902,546 in commissions, $45,127 in due diligence fees and no SGM Shares.

     If we foreclose on a property securing a Residential Mortgage and sell that property, we may pay real estate brokerage fees which are reasonable, customary and competitive, taking into consideration the size, type and location of the property (the "Competitive Commission"), which shall not in the aggregate exceed 6% of the gross sales price of the property; however, as to the Advisor, a Trustee, or an Affiliate thereof, those fees shall be paid only if that person provides a substantial amount of services in the sales effort, in which case those fees shall not exceed the lesser of (i) a percentage of the gross sales price of a property equal to 50% of the Competitive Commission, or (ii) 3 percent of the gross sales price of a property. During the years ended December 31, 2000 we paid $41,500 in real estate brokerage commissions to SCMI equal to 2.3% of the new sales prices of the loans. During the 1999 period we paid no real estate brokerage commissions.


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


Exhibit
NUMBER    DESCRIPTION                                                   PAGE*
3.1       Form of Second Amendment Restated Declaration of Trust       3.1C*

3.2       Bylaws of the Company                                         3.2*

4.1       Form of certificate representing the Shares                   4.1*

4.2       Instruments defining the rights of
          security holders (See Exhibits 3.1, 3.2 and 4.1)              4.2*

10.1      Advisory Agreement dated January 1, 2001 between
          the Company and UMT Advisors, Inc.                            10.1*

10.4      Note Sale, Recourse and Remarketing Agreement
          dated August 6, 1996 between the Company and
          South Central Mortgage, Inc.                                  10.4*

10.5      Form of Mortgage Servicing Agreement to be entered
          into between the Company and South Central Mortgage, Inc.     10.5*

10.6      $7,000,000 Revolving Loan Agreement
          dated August 21, 2000 between the Company
          and First State Bank of Texas NA                             10.6**

10.7      Funding Agreement dated December 15, 1997
          but effective January 1, 1997 between the
          Company and Mortgage Trust Advisors, Inc.                     10.7#

      The exhibits marked with "*" are incorporated by reference from the Company's Registration Statement on Form S-11 (File No. 333-10109) that was declared effective on March 5, 1997. The exhibit marked "**" is incorporated by reference from the Company's Form 10Q for the period ending September 30, 2000. The exhibit marked "#" is incorporated by reference from the Company Form 10K for the period ending December 31, 1997.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 28, 2001.


                                    UNITED MORTGAGE TRUST


                                    By: /S/CHRISTINE A. GRIFFIN
                                        Christine A. Griffin, President

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title              Date

Principal Executive Officer:


/S/ CHRISTINE A. GRIFFIN           Trustee, Chairman
Christine A. Griffin               of the Board        March 28, 2001
                                   and President

Principal Financial and
  Accounting Officer:

/S/CHRISTINE A. GRIFFIN            Trustee, Chairman
Christine A. Griffin               of the Board        March 28, 2001
                                   and President

/S/PAUL R. GUERNSEY                Trustee             March 28, 2001
Paul R. Guernsey

/S/DOUGLAS R. EVANS                Trustee             March 28, 2001
Douglas R. Evans

/S/RICHARD D. O'CONNOR, JR.        Trustee             March 28, 2001
Richard D. O'Connor, Jr.

/S/MICHELE A. CADWELL              Trustee             March 28, 2001
Michele A. Cadwell






67