Form 10QSB
period 2001-03-31
UNITED MORTGAGE TRUST
filed 2001-05-18
CIK 101390

Form 10-QSB



     [ x ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ending March 31, 2001

     [   ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to _________


                  Commission file number 000-32409


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

     Balance Sheets
        March 31, 2001 and December 31, 2000. . . . . . . . 2

     Statements of Income
        Three Months ending March 31, 2001 and 2000. . . . .3

     Statements of Cash Flows
        Three Months Ending March 31, 2001 and 2000. . . . .4

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








PART I  -- FINANCIAL INFORMATION


                         UNITED MORTGAGE TRUST
                            BALANCE SHEETS
                   March 31, 2001 and December 31, 2000

                                           March 31,       December 31,
                                             2001              2000
                                         (unaudited)        (audited)
                                         ------------------------------
ASSETS

Cash                                       $    79,817      $   200,912
Investment in residential mortgages
  and contracts for deed                    36,189,365       33,419,399
Interim mortgages                            8,575,107        6,453,111
Accrued interest receivable                    727,575          667,513
Receivable from affiliates                      89,033          105,765
Equipment, less accumulated depreciation
  of 2,426 and $2,296, respectively              2,286            2,415
Other assets, less accumulated
  Amortization of $8,370                       207,133           56,971
                                           -----------       ----------
Total Assets                               $45,870,316      $40,906,086
                                           -----------       ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Line of credit (Note 3)                  $ 5,370,000      $ 7,000,000
  Dividend payable                             363,281          308,239
  Accounts payable & accrued
    liabilities                                273,569            3,606
                                           -----------       ----------
      Total Liabilities                    $ 6,006,850      $ 7,311,845
                                           -----------       ----------
Shareholders' equity:
  Shares of beneficial interest; $.01 par
    Value; 100,000,000 shares authorized
      2,250,677 and 1,884,043 shares
    outstanding                            $    22,506      $    18,840
  Additional paid-in capital (Note 4)       39,912,906       33,541,746
  Retained earnings (deficit)                 ( 71,946)          33,655
                                           -----------       ----------
      Total Shareholders' Equity           $39,863,466      $33,594,241
                                           -----------       ----------
Total Liabilities & Shareholders Equity    $45,870,316      $40,906,086
                                           -----------       ----------

See accompanying notes to financial statements.

                           UNITED MORTGAGE TRUST
                            STATEMENTS OF INCOME
            For the Three Months Ended March 31, 2001 and 2000

                                                      March 31,
                                                2001          2000
                                            (unaudited)    (unaudited)

Income:
  Interest income                           $1,202,798      $816,341
  Gain on sale of notes                                        4,018
                                            ----------       -------
                                            $1,202,798       820,359
                                            ----------       -------
Expense:
  Salaries and wages (Note 4)                    --           33,979
  General and administrative (Note 4)           57,720        76,507
  Interest expense                             180,727       128,528
  Expense reimbursement from
    affiliate (Note 4)                           --          (54,188)
  Management Fee (Note 4)                       51,882          --
                                            ----------       -------
                                               285,330       184,826
                                            ----------       -------
Net income                                  $  917,469      $635,533
                                            ==========       =======
Net income per share of beneficial
  interest                                       $0.45         $0.49
                                            ==========       =======

Weighted average shares outstanding          2,046,859     1,289,010
                                            ==========     =========



See accompanying notes to financial statements.

                         UNITED MORTGAGE TRUST
                       STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2001 and 2000


                                                       March 31,
                                                  2001         2000
                                              (unaudited)  (unaudited)
                                              -----------------------
Cash flows from operating activities:
  Net income                                  $  917,469   $  635,533
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                  340          130
      Net amortization of discount on
        mortgage investments                        (718)     (15,785)
      Changes in assets and liabilities:
        Accrued interest receivable              (60,062)    (192,114)
        Other assets                            (150,162)        --
        Accounts payable and accrued
          liabilities                            269,938        5,600
          Net cash provided by operating      ----------    ---------
            activities:                          976,805      433,364
                                              ----------    ---------
Cash flows from investing activities:
  Investment in residential mortgages
    and contracts for deed                    (3,259,290)  (2,517,366)
  Principal receipts on residential
    mortgages and contracts for deed             489,831      273,794
  Investment in interim mortgages             (4,615,286)  (1,720,929)
  Principal receipts on interim mortgages      2,493,290    1,586,572
  Loan acquisition costs (Note 4)                  --         (73,795)
        Net cash used in investing            ----------   ----------
         activities:                          (4,891,455)  (2,451,724)
                                              ----------   ----------
Cash flows from financing activities:
  Proceeds from issuance of shares of
    beneficial interest                        6,374,826    2,747,668
  Net borrowings on credit line               (1,630,000)       --
  Receivable from affiliate                       16,732      (26,422)
  Dividends                                     (968,003)    (637,541)
        Net cash provided by financing        ----------   ----------
          activities:                          3,793,555    2,083,705
                                              ----------   ----------
Net increase in cash                            (121,095)      65,345

Cash at beginning of period                      200,912       14,331
                                              ----------   ----------
Cash at end of period                         $   79,817    $  79,676
                                              ----------   ----------
Interest paid                                 $  180,727    $ 128,528
                                              ----------   ----------

See accompanying note to financial statements.

                   UNITED MORTGAGE TRUST
               Notes to Financial Statements
                     March 31, 2001

1. Description of Business

The Company

     United Mortgage Trust is a real estate investment trust (a "REIT") administered by its Advisor, UMT Advisors, Inc., ("UMTA"). It invests in residential mortgages, contracts for deed and interim mortgage loans. Most, if not all, of the mortgages and contracts for deed that are purchased are not insured or guaranteed by a federally owned or guaranteed mortgage agency. Approximately 75% involve borrowers who do not satisfy all of the income ratios, credit record criteria, loan-to-value ratios, employment history and liquidity requirements of conventional mortgage financing.

     Operations commenced on March 5, 1997 when approval was given by the Securities and Exchange Commission for the Company's initial public offering of shares. The Company is currently offering up to 2,500,000 shares at an offering price of $20 per share.

2. Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in information disclosed in the notes to the financial statements for the year ending December 31, 2000 included in the Company's 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ending March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

3. Line-of-Credit

     The Company has a twelve-month credit facility with a maximum borrowing limit of $7,000,000, which expires on August 22, 2001. The line-of-credit is collateralized with the assignment of certain Residential Mortgages. Interest is fixed at 10.5%. The outstanding balance on the line of credit at March 31, 2001 was $5,370,000 compared to $5,000,000 for the 2000-quarter.

4. Related Party Transactions

     In 1997 the Company entered into a Funding Agreement with its former Advisor whereby the Advisor agreed to fund the Company's general and administrative expenses. In consideration of the Agreement, the Company contributed to the Advisor an amount equal to one-half of one percent annually (.5%) of the Company's average invested assets for the immediately preceding month. In connection with that Agreement, the Company received $54,188 in expense reimbursements during the three months ending March 31, 2000. The agreement expired on December 31, 2000 when the Company entered into an Advisory Agreement with its new Advisor, UMTA. Under the terms of the new agreement UMTA assumed the day-to-day operations of the Company and generally, the day-to-day expenses associated with running the Company are born by UMTA. The Company is charged a monthly management fee that equaled $51,882 for the quarter ending March 31, 2001. The new management fee is equal to 1/12th of 1/2 of 1% of the first $50,000,000 of income producing assets (which will increase to 1/12th of 1% when income producing assets exceeds $50,000,000.)

     Under the terms of the Advisory Agreement the Company paid Acquisition Fees to the Advisor for providing services related to identifying and purchasing loans. The former Advisory Agreement called for the fee to be calculated at 3% of the unpaid principal balance of each Residential Mortgages and Contracts for Deed purchased by the Company. Under the new Advisory Agreement 3% of Net Proceeds are paid to UMTA for those services (Net Proceeds are Gross Proceeds less selling concessions.) Fees paid during the 2001 quarter were $197,016 and $73,795 during the 2000 quarter.

     The Company has a Mortgage Servicing Agreement with SCMI, incurring service fees of $44,162 and $28,317 during the three months ending March 31, 2001 and 2000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDING MARCH 31, 2001

     We were formed on July 12, 1996, however our business operations commenced in March 1997 when the Securities and Exchange Commission issued an order of registration for our initial public offering of Shares.

     The following table sets forth certain information about the Mortgage Investments that we purchased during the periods set forth below.
                                            Three Months Ending
                                                 March 31,
                                        2001                 2000
                                        -------------------------
RESIDENTIAL MORTGAGES
Purchase price                          $1,702,000     $1,456,000
Total number                                    38             30
Number purchased from affiliates                 7             20
Number purchased from other sources             31             10
Blended interest rate                       11.95%         11.35%
Aggregate principal balance             $1,717,000     $1,516,000
Average principal balance                  $45,000        $50,500
Remaining term in months (1)                   319            353
Current yield (1)                           12.06%         11.82%
Investment-to-value ratio (1)(2)            77.92%         84.00%

CONTRACTS FOR DEED
Purchase price                          $1,509,000     $1,367,000
Total number                                    30             29
Number purchased from affiliates                 0              9
Number purchased from other sources             30             20
Blended interest rate                       11.59%         11.86%
Aggregate principal balance             $1,511,000     $1,378,000
Average principal balance                  $50,000        $47,500
Remaining term in months (1)                   329            355
Current yield (1)                           11.61%         11.95%
Investment-to-value ratio (1)(2)            83.74%         89.60%

FORECLOSURE RESALE
Unpaid principal balance new loan       $  650,000     $  432,000
Unpaid principal balance FCL loan       $  624,000     $  398,000
Total number                                    14              9
Blended interest rate new loan              12.75%         12.00%
Blended interest rate FCL loan              11.79%         11.63%
Average principal balance new loan         $46,000        $48,000
Average principal balance FCL loan         $44,000        $44,000
Remaining term in months new loan (1)          358            359
Remaining term in months FCL loan (1)          357            337
Current yield new loan (1)                  12.67%         12.00%
Current yield FCL loan (1)                  12.13%         12.13%
Investment-to-value ratio new loan(1)(2)    93.25%         84.52%
Investment-to-value ratio (1)(2)            86.94%         85.37%

                                 7
INTERIM MORTGAGES
Portfolio beginning balance at 12/31    $6,453,000     $4,200,000
Portfolio ending balance at 3/31        $8,575,000     $4,334,000
Net increase in portfolio
  from prior period                     $2,122,000     $  134,000
Total number participated in
  during period                                296            145
Number purchased from affiliates               296            145
Number purchased from other sources              0              0
Blended interest rate                       12.75%         12.75%
Remaining term in months less than              12             12
Current yield at year-end (1)               12.93%         12.93%
Investment-to-value ratio (1)(2)               54%            52%

(1) These amounts were determined at the time the Mortgage Investments were purchased.

(2) The investment-to-value ratio is determined at the time a Mortgage Investment is acquired and is determined by dividing the amount paid to acquire that Mortgage Investment by the value of the underlying real estate that is security for that Mortgage Investment.

     As of March 31, 2001 our mortgage portfolio in the aggregate consisted of 562 Residential Mortgages, 224 Contracts for Deed and 230 Interim Mortgages. As of the dates of purchase, the portfolio had an unpaid principal balance of $44,822,000, and was purchased for a discounted price of $43,867,000 (97.87% of the unpaid principal balance). The average loan in the portfolio had a blended interest rate of 11.89%, a current annual yield of 12.15%, an investment-to-value ratio of 81.40%, an unpaid principal balance of $44,000, and a term remaining of 339 months for Residential Mortgages and Contracts for Deed and less than 12 months for Interim Mortgages.

     By comparison as of March 31, 2000, our mortgage portfolio in the aggregate consisted of 390 Residential Mortgages, 158 Contracts for Deed and 98 Interim Mortgages. As of the dates of purchase, the portfolio had an unpaid principal balance of $28,800,000, and was purchased for a discounted price of $27,900,000 (96.88% of the unpaid principal balance). The average loan in the portfolio had a blended interest rate of 11.70%, a current annual yield of 12.08%, an investment-to-value ratio of 77.00%, an unpaid principal balance of $44,600, and a term remaining of 342 months for Residential Mortgage and Contracts for Deed and less than 12 months for Interim Mortgages,.

     All of the properties that are security for the Residential
Mortgages and Interim Mortgages were located in Texas. Each of the properties was adequately covered by a mortgagee's title insurance policy and hazard insurance.

     During the three-month periods ending March 31, 2001 and 2000 our Mortgage Investments generated $1,203,000 and $820,000 of total income, which represented a 47% increase. The rise was attributed to the significant addition of Mortgage Investments purchased using Net Offering Proceeds derived from the sale of our Shares during the year preceding the current period.

     Operating Expenses in the 2001 quarter of $110,000 represented a 96% increase over the comparative period's $56,000. The increase was attributed to a 56% increase in loan servicing fees from $28,000 in the 2000 quarter to $44,000 in the 2001 quarter, which is commensurate with the 50% increase in the value of our portfolio, and a 86% rise in other general and administrative expenses from $28,000 in the 2000 period to $52,000 in the 2001 period. Operating expenses as a percentage of net income were 11.95% and 8.86% and as a percentage of Average Invested Assets were .25% and .20% during the quarters ending March 31, 2001 and 2000, respectively.

     Interest expense for the 2001 quarter was $181,000 compared to $129,000 during the 2000 quarter representing a 41% increase. The increased interest expense was commensurate with higher borrowing on our credit line, which for most of the quarter had an outstanding balance of $7,000,000 being paid down during the month of March to its level at quarter's end.

     Net income of $917,000 and $636,000 for the quarters ending March 31, 2001 and 2000, respectively, represented a 44% increase due to a significantly larger loan portfolio producing interest income.
Earnings per weighted average share were $0.45 and $0.49 for the 2001 and 2000 quarters, respectively.

    Dividends declared and paid per share of beneficial interest for the three-month periods ending March 31, 2001 and 2000 were $0.50 per share for both periods. Dividends paid during both quarters were at a 10% annualized rate of return for our shareholders.

     As of March 31, 2001, 3.29% of our Mortgage Investments were in default compared to 4.6% at the 2000-quarter's end. During the March 31, 2001 quarter, recoursed loans accounted for 1.75% and non-recoursed were 1.54% of the 3.29%. During the comparable period all loans were recoursed. Sellers of mortgage loans that do not meet all of our underwriting criteria are required to provide recourse to us, which may require them to replace or repurchase any non-performing note and reimburse us for any interest, escrows, foreclosure, eviction, and property maintenance costs. Recourse agreements can limit losses associated with defaulted loans.

CAPITAL RESOURCES AND LIQUIDITY FOR THE THREE MONTHS ENDING MARCH 31, 2001 AND 2000

     We utilize funds made available from the sale of our Shares, funds made available on our bank line of credit and repayment of principal on our Residential Mortgages and Contracts for Deed to purchase Mortgage Investments.

                                                  THREE-MONTH PERIODS
                                                    ENDING MARCH 31,
                                             2001                    2000
                                             ----------------------------

Shares issued                                    366,874          153,716
Number of new shareholders                           123               67
Gross offering proceeds                      $ 7,337,000       $3,074,000
Net offering proceeds (after deduction
  of selling commissions and fees)           $ 6,374,826       $2,747,000
Principal receipts from Residential
  Mortgages and Contracts for Deed           $   490,000       $  274,000
Principal receipts from Interim Mortgages    $ 2,493,000       $1,587,000
Net borrowing from credit line               $(1,630,000)      $   -0-

     As of March 31 2001, we had sold an aggregate of 2,240,911 shares of beneficial interest during the offering resulting in Gross Offering Proceeds of $44.82 million and Net Offering Proceeds to us of $39.91 million. By comparison at the end of the 2000-quarter we had sold 1,329,260 shares resulting in Gross Offering Proceeds of $26.59 million and Net Offering Proceeds to us of $23.79 million. Total shares outstanding at the end of the two comparable periods were 2,250,911 and 1,339,260.

      The Trustees approved and we entered into a new twelve-month credit facility with a new lender in the amount of $7,000,000, which will expire on August 22, 2001. The line-of-credit was collateralized with the assignment of certain Residential Mortgages. Interest is fixed at 10.5%. The line-of-credit was utilized to acquire and warehouse Mortgage Investments as they become available. The line-of-credit was reduced as new offering proceeds are received. The outstanding loan balance at March 31, 2001 was $5,370,000 and at March 31, 2000 was $5,000,000. The Company is
currently renegotiating the loan to lower the interest rate to reflect the recent drop in interest rates.

PART II - OTHER INFORMATION

Item 6. Exhibits

None

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there under duly authorized.


                                    UNITED MORTGAGE TRUST
                                        (Registrant)



Date:  May 14, 2001                /S/Christine A. Griffin
                                      Christine A. Griffin
                                           President



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Board of Directors
United Mortgage Trust


We have reviewed the accompanying balance sheets of United Mortgage Trust as of March 31, 2001 and the related statements of income and cash flows for the three months then ending. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of United Mortgage Trust as of December 31, 2000 and the related statements of earnings and cash flows for the year then ending (not presented separately herein), and in our report dated February 5, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                     Jackson & Rhodes P.C.

Dallas, Texas
May 11, 2001