Form 10QSB
period 2001-06-30
UNITED MORTGAGE TRUST
filed 2001-08-16
CIK 101390

Form 10-QSB



     [ x ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

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

     Balance Sheets
        June 30, 2001 and December 31, 2000. . . . . . . . .2

     Statements of Income
        Three Months and Six Months
        ended June 30, 2001 and 2000. . . . . . . . . . . . 3

     Statements of Cash Flows
        Six Months Ended June 30, 2001 and 2000. . . . . . .4

     Notes to Financial Statements. . . . . . . .  . . . . .5

Item 2. Management's Discussion and Analysis
  of Results of Operations and Financial Condition . . . . .7

PART II -- OTHER INFORMATION . . . . . . . . . . . . . . . 13

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . 13

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . .14

Accountants' Review Report . . . . . . . . . . . . . . . . 15

Exhibit 1 . . . . . . . . . . . . . . . . . . . . . . . . .16

PART I  -- FINANCIAL INFORMATION

                         UNITED MORTGAGE TRUST
                            BALANCE SHEETS
                   June 30, 2001 and December 31, 2000
                                           June 30,        December 31,
                                             2001              2000
                                         (unaudited)        (audited)
                                         ------------------------------
ASSETS

Cash                                       $    15,494      $   200,912
Investment in residential mortgages
  and contracts for deed                    37,607,959       33,419,399
Interim mortgages                           10,729,608        6,453,111
Accrued interest receivable                    785,024          667,513
Receivable from affiliates                      91,894          105,765
Equipment, less accumulated depreciation
  of $2,556 and $2,296, respectively             2,156            2,415
Other assets, less accumulated
  Amortization of $16,895                      278,261           56,971
                                           -----------       ----------
Total Assets                               $49,510,396      $40,906,086
                                           -----------       ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Line of credit (Note 3)                  $ 3,650,000      $ 7,000,000
  Dividend payable                             423,556          308,239
  Accounts payable & accrued
    liabilities                                 24,928            3,606
                                           -----------       ----------
      Total Liabilities                    $ 4,098,484      $ 7,311,845
                                           -----------       ----------
Shareholders' equity:
  Shares of beneficial interest; $.01 par
    Value; 100,000,000 shares authorized
      2,578,529 and 1,884,043 shares
    outstanding                            $    25,785      $    18,840
  Additional paid-in capital (Note 4)       45,575,478       33,541,746
  Retained earnings (deficit)                 (189,351)          33,655
                                           -----------       ----------
      Total Shareholders' Equity           $45,411,912      $33,594,241
                                           -----------       ----------
Total Liabilities & Shareholders Equity    $49,510,396      $40,906,086
                                           -----------       ----------

See accompanying notes to financial statements.


                           UNITED MORTGAGE TRUST
                            STATEMENTS OF INCOME
                  For the Three Months and Six Months Ended
                      June 30, 2001 and 2000 (unaudited)
                                       Three Months Ended         Six Month Ended
                                             June 30,                 June 30,
                                        2001        2000         2001         2000
                                     ---------------------    -----------------------
Income:
  Interest income                    $1,334,244   $884,703    $2,537,042   $1,701,044
  Gain on sale of notes                  10,267      3,925        10,267        7,942
                                      ---------    -------    ----------   ----------
                                      1,344,511    888,628     2,547,309    1,708,986
                                      ---------    -------    ----------   ----------
Expense:
  Salaries and wages (Note 4)             --        43,032        --           77,011
  General and administrative (Note 4)    56,318     85,646       109,037      162,153
  Interest expense                      135,043    125,134       315,770      253,662
  Expense reimbursement from
    affiliate (Note 4)                    --       (61,812)       --         (116,000)
  Management Fee (Note 4)                57,587       --         109,470        --
                                      ---------    -------    ----------   ----------
                                        248,948    192,000       534,277      376,826
                                      ---------    -------    ----------   ----------
Net income                           $1,095,563   $696,628    $2,013,032   $1,332,160
                                      =========   ========    ==========   ==========
Net income per share of beneficial
  interest                              $0.4521    $0.4785       $0.9002      $0.9868
                                      =========   ========    ==========   ==========

Weighted average shares outstanding   2,423,289  1,455,832     2,236,106    1,349,968
                                      =========  =========    ==========   ==========

See accompanying notes to financial statements.

                      UNITED MORTGAGE TRUST
                       STATEMENTS OF CASH FLOWS
                       For the Six Months Ended
                   June 30, 2001 and 2000 (unaudited)
                                                       June 30,
                                                  2001          2000
                                              (unaudited)   (unaudited)
                                              ------------------------
Cash flows from operating activities:
  Net income                                  $ 2,013,032   $1,332,160
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                   259          260
      Net amortization of discount on
        mortgage investments                       (1,892)     (22,936)
      Changes in assets and liabilities:
        Accrued interest receivable              (117,511)     (91,259)
        Other assets                             (221,290)        --
        Accounts payable and accrued
          liabilities                              21,322        4,367
          Net cash provided by operating      -----------    ---------
            activities:                         1,693,920    1,222,592
                                              -----------    ---------
Cash flows from investing activities:
  Investment in residential mortgages
    and contracts for deed                     (5,684,372)  (6,210,204)
  Principal receipts on residential
    mortgages and contracts for deed            1,497,705      397,838
  Investment in interim mortgages              (9,738,891)  (4,786,001)
  Principal receipts on interim mortgages       5,462,394    4,773,174
  Loan acquisition costs (Note 4)                   --        (181,296)
        Net cash used in investing            -----------   ----------
         activities:                           (8,463,164)  (6,006,489)
                                              -----------   ----------
Cash flows from financing activities:
  Proceeds from issuance of shares of
    beneficial interest                        12,040,677    6,230,508
  Net borrowings on credit line                (3,350,000)     (81,000)
  Receivable from affiliate                        13,871      (44,762)
  Dividends                                    (2,120,722)  (1,315,769)
        Net cash provided by financing        -----------   ----------
          activities:                           6,583,826    4,788,977
                                              -----------   ----------
Net increase (decrease)in cash                   (185,418)       5,080

Cash at beginning of period                       200,912       14,331
                                              -----------   ----------
Cash at end of period                         $    15,494   $   19,411
                                              -----------   ----------
Interest paid                                 $   315,770   $  253,662
                                              -----------   ----------

See accompanying note to financial statements.

                   UNITED MORTGAGE TRUST
               Notes to Financial Statements
                     June 30, 2001

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

     Operations commenced on March 5, 1997 when approval was given by the Securities and Exchange Commission for the Company's initial public offering of 2,500,000 shares at an offering price of $20 per share. On June 4, 2001 an additional 5,750,000 shares were approved for offer at the same offering price. Seven hundred fifty thousand of the new shares offered have been allocated for the Company's Dividend Reinvestment Plan.

2. Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in information disclosed in the notes to the financial statements for the year ended December 31, 2000 included in the Company's 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

3. Line-of-Credit

     The Company has a twelve-month credit facility with a maximum borrowing limit of $10,000,000, which expires on July 10, 2002. The line-of-credit is collateralized with the assignment of certain Residential Mortgages. Interest is currently calculated at 7.25% based on 0.50% above the bank's prime rate. The outstanding balance on the line-of-credit at June 30, 2001 was $3,650,000 compared to $4,919,000 for the 2000 period.

4. Related Party Transactions

     In 1997 the Company entered into a Funding Agreement with its former Advisor whereby the Advisor agreed to fund the Company's general and administrative expenses. In consideration of the Agreement, the Company contributed to the Advisor an amount equal to one-half of one percent annually (.5%) of the Company's average invested assets for the immediately preceding month. In connection with that Agreement, the Company received $62,000 and $116,000 in expense reimbursements during the three months and six months ended June 30, 2000, respectively. The agreement expired on December 31, 2000 when the Company entered into an Advisory Agreement with its new Advisor, UMTA. Under the terms of the new agreement UMTA assumed the day-to-day operations of the Company and generally, the day-to-day expenses associated with running the Company are born by UMTA. The Company is charged a monthly management fee that equaled $58,000 and $109,000 for the three months and six months ended June 30, 2001, respectively. The new management fee is equal to 1/12th of 1/2 of 1% of the first $50,000,000 of income producing assets (which will increase to 1/12th of 1% when income producing assets exceed $50,000,000.)

     Under the terms of the Advisory Agreement the Company paid Acquisition Fees to the Advisor for providing services related to identifying and purchasing loans. The former Advisory Agreement called for the fee to be calculated at 3% of the unpaid principal balance of each Residential Mortgage and Contract for Deed purchased by the Company. Under the new Advisory Agreement 3% of Net Proceeds are paid to UMTA for those services (Net Proceeds are Gross Proceeds less selling concessions.) Fees paid during the three months and six months ended June 30, 2000 were $108,000 and $181,000, respectively or 3.6% and 2.64% of Gross Proceeds. Fees during the three months and six months ended June 30, 2001 were $181,000 and $378,000, respectively or 2.47% and 2.72% of Gross Proceeds, respectively.

     The Company has a Mortgage Servicing Agreement with SCMI, incurring service fees of $46,000 and $33,000 during the three months ended June 30, 2001 and 2000 and $90,000 and $61,000 during the six months of the 2001 and 2000 period, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               RESULTS OF OPERATIONS FOR THE THREE MONTHS
                 AND SIX MONTHS ENDED JUNE 30, 2001

     We were formed on July 12, 1996, however our business operations commenced in March 1997 when the Securities and Exchange Commission issued an order of registration for our initial public offering of Shares. A new registration was effective with the Securities and Exchange Commission order dated June 4, 2001. The new registration offers for sale an additional 5,750,000 shares of beneficial interest. Of that amount, 750,000 shares were registered specifically for our Dividend Reinvestment Plan. The new registration also has a provision for limited liquidity with our quarterly Share Repurchase Plan. For more information please refer to the prospectus dated June 4, 2001.

     The following table sets forth certain information about the Mortgage Investments that we purchased during the periods set forth below.

                                            Three Months Ended
                                                 June 30,
                                        2001                   2000
                                        ---------------------------

RESIDENTIAL MORTGAGES
Purchase price                          $ 1,250,000     $ 2,895,000
Total number                                     23              63
Number purchased from affiliates                  6              19
Number purchased from other sources              17              44
Blended interest rate                        12.87%          11.59%
Aggregate principal balance             $ 1,253,000     $ 2,940,000
Average principal balance                   $54,500         $47,000
Remaining term in months (1)                    328             333
Current yield (1)                            12.90%          11.78%
Investment-to-value ratio (1)(2)             77.13%          86.10%

CONTRACTS FOR DEED
Purchase price                          $ 1,112,000     $   827,000
Total number                                     23              17
Number purchased from affiliates                  1               8
Number purchased from other sources              22               9
Blended interest rate                        11.88%          11.37%
Aggregate principal balance             $ 1,117,000     $   834,000
Average principal balance                   $48,600         $49,000
Remaining term in months (1)                    340             348
Current yield (1)                            11.94%          11.78%
Investment-to-value ratio (1)(2)             80.18%          87.70%

(Continued)                                 Three Months Ended
                                                 June 30,
                                        2001                   2000
                                        ---------------------------
FORECLOSURE RESALE
Unpaid principal balance new loan       $   287,000     $   726,000
Unpaid principal balance FCL loan       $   274,000     $   694,000
Total number                                      6              14
Blended interest rate new loan               12.75%          12.00%
Blended interest rate FCL loan               12.64%         12.18%
Average principal balance new loan          $47,800         $51,900
Average principal balance FCL loan          $45,700         $49,600
Remaining term in months new loan (1)           360             360
Remaining term in months FCL loan (1)           357             356
Current yield new loan (1)                   12.64%          12.18%
Current yield FCL loan (1)                   12.11%          12.10%
Investment-to-value ratio new (1)(2)         91.59%          94.18%
Investment-to-value ratio FCL (1)(2)         87.71%          89.46%

INTERIM MORTGAGES
Portfolio beginning balance at 3/31     $ 8,575,000     $ 4,336,000
Portfolio ended balance at 6/30         $10,755,000     $ 4,212,000
Net increase in portfolio
  from prior period                     $ 2,180,000     $  (124,000)
Total number participated in
  during period                                 362             105
Number purchased from affiliates                362             105
Number purchased from other sources               0               0
Blended interest rate                        12.83%          12.75%
Remaining term in months: less than       12 months       12 months
Current yield at year-end (1)                13.01%          12.93%
Investment-to-value ratio (1)(2)                54%             52%

                                         Six Months Ended June 30,
                                         2001                 2000
                                        ---------------------------
RESIDENTIAL MORTGAGES
Purchase price                          $ 2,974,000     $ 4,410,000
Total number                                     61              93
Number purchased from affiliates                 13              39
Number purchased from other sources              48              54
Blended interest rate                        12.34%          11.51%
Aggregate principal balance             $ 2,992,000     $ 4,460,000
Average principal balance                   $48,700         $48,000
Remaining term in months (1)                    323             336
Current yield (1)                            12.41%          11.79%
Investment-to-value ratio (1)(2)             77.58%          85.20%

CONTRACTS FOR DEED
Purchase price                          $ 2,621,000     $ 1,800,000
Total number                                     53              37
Number purchased from affiliates                  1               8
Number purchased from other sources              52              29
Blended interest rate                        11.72%          11.73%
Aggregate principal balance             $ 2,628,000     $ 1,816,000
Average principal balance                   $49,600         $49,000
Remaining term in months (1)                    333             350
Current yield (1)                            11.75%          11.86%
Investment-to-value ratio (1)(2)             82.19%          86.00%

FORECLOSURE RESALE
Unpaid principal balance new loan       $   937,000     $ 1,157,000
Unpaid principal balance FCL loan       $   898,000     $ 1,092,000
Total number                                     20              23
Blended interest rate new loan               12.66%          12.11%
Blended interest rate FCL loan               11.85%          11.61%
Average principal balance new loan          $46,800         $50,300
Average principal balance FCL loan          $44,900         $47,500
Remaining term in months new loan (1)           360             360
Remaining term in months FCL loan (1)           357             349
Current yield new loan (1)                   12.66%          12.11%
Current yield FCL loan (1)                   12.12%          12.11%
Investment-to-value ratio new loan(1)(2)     92.73%          90.33%
Investment-to-value ratio (1)(2)             87.16%          87.92%

INTERIM MORTGAGES
Portfolio beginning balance at 12/31    $ 6,453,000     $ 4,199,000
Portfolio ended balance at 6/30         $10,729,000     $ 4,212,000
Net increase in portfolio
  from prior period                     $ 4,276,000     $    13,000
Total number participated in
  during period                                 414             174
Number purchased from affiliates                414             174
Number purchased from other sources               0               0
Blended interest rate                        12.83%          12.75%
Remaining term in months: less than       12 months       12 months
Current yield at year-end (1)                13.01%          12.93%
Investment-to-value ratio (1)(2)                54%             52%


(1) These amounts were determined at the time the Mortgage Investments were purchased.

(2) The investment-to-value ratio is determined at the time a Mortgage Investment is acquired and is determined by dividing the amount paid to acquire that Mortgage Investment by the value of the underlying real estate that is security for that Mortgage Investment.

     As of June 30, 2001 our mortgage portfolio in the aggregate consisted of 571 Residential Mortgages, 243 Contracts for Deed and 291 Interim Mortgages. As of the dates of purchase, the portfolio had an unpaid principal balance of $48,350,000, and was purchased for a discounted price of $47,450,000 (98.14% of the unpaid principal balance). The average loan in the portfolio had a blended interest rate of 11.97%, a current annual yield of 12.20%, an investment-to-value ratio of 74.54%, an unpaid principal balance of $43,800, and a term remaining of 338 months for Residential Mortgages and Contracts for Deed and less than 12 months for Interim Mortgages.

     By comparison as of June 30, 2000, our mortgage portfolio in the aggregate consisted of 445 Residential Mortgages, 177 Contracts for Deed and 111 Interim Mortgages. As of the dates of purchase, the portfolio had an unpaid principal balance of $32,293,000, and was purchased for a discounted price of $31,353,000 (97.09% of the unpaid principal balance). The average loan in the portfolio had a blended interest rate of 11.70%, a current annual yield of 12.05%, an investment-to-value ratio of 78.44%, an unpaid principal balance of $44,000, and a term remaining of 329 months for Residential Mortgage and Contracts for Deed and less than 12 months for Interim Mortgages.

     All of the properties that are security for the Residential
Mortgages and Interim Mortgages were located in Texas. Each of the properties was adequately covered by a mortgagee's title insurance policy and hazard insurance.

     During the three months and six months ended June 30, 2001 our Mortgage Investments generated $1,344,000 and $2,547,000 of income, respectively. During the comparable periods in 2000 income was $889,000 and $1,709,000, respectively. The increase from 2000 to 2001 of 51% for the three-month periods and 49% for the six-month comparable periods was attributable to portfolio growth from period to period. Mortgage Investments were purchased using Net Offering Proceeds derived from the sale of our Shares during the periods.

     Operating expenses, which includes day-to-day operating expenses, salaries and wages, expense reimbursement, management fees, and loan servicing fees for the three months and six months of 2001 were $114,000 and $218,000, respectively, as compared to the 2000 periods when they were $69,000 and $123,000, respectively. The increases between periods were 70% and 77%, respectively. Generally, fees paid and net general and administrative were calculated by taking our total income producing assets times 1/12 of 1/2 of 1% monthly. Similarly, loan servicing fees were calculated at 1/12 of 1/2 of 1% of the unpaid principal balance of the Residential Mortgages and Contracts for Deed.
                                -10-
     Our portfolio of income producing assets on which we calculated fees grew more than 79% from June 30, 2000 to June 30, 2001, making increases in operating expenses commensurate with overall portfolio growth. Operating expense as a percentage of net income was 8.45% and 8.57% for the 2001 three and six month periods, and 7.52% and 7.21% for the 2000 periods. Operating expenses as a percentage of Average Invested Assets were 0.24% and 0.48% during the three and six month periods of 2001 and 0.22% and 0.42% in the 2000 periods, respectively.

     Interest expense for the 2001 periods was $135,000 and $316,000 compared to $125,000 and $254,000 during the 2000 periods. The increases in both comparable periods were a result of higher outstanding principal balances and higher interest rates in 2001.

     Net income of $1,095,000 and $2,013,000 for the three and six months ended June 30, 2001 compares to $697,000 and $1,332,000 for the 2000 periods, respectively. Earnings per weighted average share were $0.45 and $0.90 for the 2001 three and six month periods and $0.48 and $0.99 per shares during the 2000 comparable periods.

    Dividends declared and paid per share of beneficial interest for the three and six-month periods ended June 30, 2001 and 2000 were $0.50 and $1.00 per shares, respectively, for comparable periods. Dividends paid during both quarters were at a 10% annualized rate of return for our shareholders.

     As of June 30, 2001, 3.53% of our Mortgage Investments were in default compared to 2.68% at June 30, 2000. Of the defaulted loans at June 30, 2001 recoursed loans accounted for 1.45% and 2.08% were non-recoursed. During the comparable period in 2000 approximately one-half were recoursed. We believe the increase in defaults was due to a slowing in the economy, which we believed caused a slow down of sales of defaulted properties. Sales of defaulted properties during the three months ended June 30, 2001 were six compared to 14 sales of defaulted properties in the 2000 quarter.

               CAPITAL RESOURCES AND LIQUIDITY FOR
  THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

     We utilize funds made available from the sale of our Shares, funds made available on our bank line of credit and repayment of principal on our Residential Mortgages and Contracts for Deed to purchase Mortgage Investments.

                                                  THREE-MONTH PERIODS
                                                    ENDED JUNE 30,
                                             2001                    2000
                                             ----------------------------
Shares issued                                    327,602          194,449
Number of new shareholders                           135               67
Gross offering proceeds                      $ 6,554,000       $3,889,000
Net offering proceeds (after deduction
  of selling commissions and fees)           $ 6,085,000       $2,481,000
Principal receipts from Residential
  Mortgages and Contracts for Deed           $ 1,008,000       $  113,000
Principal receipts from Interim Mortgages    $ 2,969,000       $3,187,000
Net borrowing from credit line               $(1,720,000)      $   81,000

                                                  SIX-MONTH PERIODS
                                                    ENDED JUNE 30,
                                             2001                    2000
                                             ----------------------------

Shares issued                                    694,492          348,165
Number of new shareholders                           258              134
Gross offering proceeds                      $13,892,000       $6,963,000
Net offering proceeds (after deduction
  of selling commissions and fees)           $12,050,000       $6,230,000
Principal receipts from Residential
  Mortgages and Contracts for Deed           $ 1,498,000       $  398,000
Principal receipts from Interim Mortgages    $ 5,462,000       $4,773,000
Net borrowing from credit line               $(3,350,000)      $   81,000


     On June 4, 2001 the Securities and Exchange Commission issued its order of effectiveness for the sale of an additional 5,750,000 shares of beneficial interest over and above the original registration of 2,500,000 shares. Of the new shares offered for sale, 750,000 were set aside for the Dividend Reinvestment Plan.

   As of June 30, 2001, we had issued an aggregate of 2,591,928 shares of beneficial interest and repurchased into treasury, through our Share Repurchase Plan, 13,399 shares. Gross Offering Proceeds through June 30, 2001 were $51.40 million with Net Offering Proceeds to us of $45.60 million. By comparison at the end of the 2000-quarter we had sold 1,533,709 shares resulting in Gross Offering Proceeds of $30.50 million and Net Offering Proceeds to us of $27.30 million.

     With Trustee approved, effective July 11, 2001 we extended and increased our credit facility with the same lender in the amount of $10,000,000, which will expire on July 10, 2002. The line-of-credit was collateralized with the assignment of certain Residential Mortgages. Interest will be calculated at bank's prime rate plus 1/4 of one percent (.25%) translating to 7.25% at July 11, 2001. We utilized the credit facility to acquire and warehouse Mortgage Investments as they become available. The outstanding balance of the line-of-credit was reduced as new offering proceeds were received. The outstanding loan balance at June 30, 2001 was $3,650,000 and at June 30, 2000 was $7,000,000.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit 1 - Loan Agreement between First State Bank of Texas, N.A. and United Mortgage Trust dated July 11, 2001.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there under duly authorized.


                                    UNITED MORTGAGE TRUST
                                        (Registrant)



Date:  August 14, 2001                /S/Christine A. Griffin
                                      Christine A. Griffin
                                           President

    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Board of Directors
United Mortgage Trust


We have reviewed the accompanying balance sheets of United Mortgage Trust as of June 30, 2001 and the related statements of income and cash flows for the three months then ending. These financial statements are the responsibility of the Company's management.

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

                                     Jackson & Rhodes P.C.

Dallas, Texas
August 8, 2001

Exhibit 1.

                            AMENDED AND RESTATED
                          REVOLVING LOAN AGREEMENT

     THIS AMENDED AND RESTATED REVOLVING LOAN AGREEMENT (this "Agreement"), dated the 11th day of July, 2001, by and between UNITED MORTGAGE TRUST, a Maryland real estate investment trust (the "Borrower"), and FIRST STATE BANK OF TEXAS (the "Bank").

                                 WITNESSETH:

     BACKGROUND. Borrower is in the business of buying mortgage notes secured by first and prior liens on residential properties and installment contracts for deed for the sale of residential properties located within the State of Texas (collectively called the "Residential Paper"). The Bank has extended a loan in an amount not to exceed SEVEN MILLION DOLLARS ($7,000,000.00) upon the terms set forth in that certain One (1) Year $7,000,000 Revolving Loan Agreement (the "Prior Loan Agreement") dated August 21, 2000. Borrower has requested the Bank to increase the amount of the loan to TEN MILLION DOLLARS ($10,000,000), in aggregate, on a revolving loan basis (the "Loan") from which to reimburse Borrower up to $10,000,000.00 for all or part of Borrower's cost of acquisition of Residential Paper obtained for investment; and, Borrower maintains an inventory ("Eligible Inventory") of unencumbered current Residential Paper of not less than $21,000,000.00 with which to secure Loan. Bank is willing to advance the Loan upon the terms and conditions hereinafter set forth.

     NOW, THEREFORE, in consideration of the promises herein contained, and each intended to be legally bound hereby, the parties have entered into this Agreement in order to evidence the amended terms of the parties relationship and intend this Agreement to amend, restate and supersede the Prior Loan
Agreement;

Section I: The Loan

     1.01 Disbursement of the Loan. Subject to the terms hereof, Bank will credit the proceeds of the revolving Loan advanced from time to time to the Borrower's deposit account with the Bank or, at Bank's discretion, to other depository accounts designated by Borrower.

     1.02 General Terms. Subject to the terms hereof and the Note (defined below), the Bank will lend the Borrower, from time to time until twelve months (12) months after this date (the "Loan Termination Date"), such sums as the Borrower may request by draw ("Draw") request to the Bank, received by the Bank not less than one (1) banking day before Bank is requested to fund such Draw and which shall not exceed, in the aggregate principal amount at any one time outstanding, an amount (the "Loan Commitment") equal to the lesser of $10,000,000.00 or the Borrowing Base, defined in
Section 1.06. The Borrower may borrow, repay without penalty or premium and reborrow hereunder, from the date of this Agreement until the Loan Termination Date, either the full amount of the Loan Commitment or any lesser sum. It is the intention of the parties that the outstanding principal amount of the Loan shall at no time exceed the amount of the then existing Borrowing Base (as defined in Section 1.06), and if, at any time, an excess shall for any reason exist, the full amount of such excess, together with accrued and unpaid interest thereon as herein provided, shall be immediately due and payable in full.

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

     1.04 The Note. The Loan shall be evidenced by a Renewal Revolving Line of Credit Promissory Note (the "Note"), having a stated maturity on the Loan Termination Date, with a face amount of $10,000,000.00, executed by Borrower and payable to the order of Bank.

     1.05 The Origination and/or Commitment Fees. In exchange for Bank's agreement to set aside funds to accommodate Borrower's rights to draw hereunder, Borrower will pay Bank $25,000.00 upon execution of this Agreement by Borrower.

     1.06 Borrowing Base. The Borrowing Base is an amount equal to fifty (50%) percent of the aggregate unpaid principal of the Pledged Residential Paper. For purposes hereof, the term "Pledged Residential Paper" shall mean Residential Paper pledged to Bank by Borrower and secured by a first and prior deed of trust lien encumbering residential real property located within the State of Texas, or fee simple titles to the residential properties, excluding any Residential Paper which is or becomes past due by more than sixty (60) days, and excluding any Residential Paper secured by property located outside of Texas or is modified, renewed or extended beyond its original terms. Residential Paper that is more than sixty (60) days past due or any Residential Paper that has been renewed, modified or extended in anyway from the initial obligations represented thereby will not be considered in determining the Borrowing Base and Borrower will replace the same with new Residential Paper that is current, i.e. not more than sixty (60) days past due and without any modifications, renewals or extensions; and, such replenishment will be accomplished by Borrower promptly without notice from Bank to do so. Borrower will submit a reconciliation of collateral and debt on the first day of each month (the "Settlement Date") on which will be reported the Borrowing Base for that month. If the reconciliation shows available borrowing, the Borrower may draw up to the available amount for borrowing. If the reconciliation shows available borrowing to be less than the amount outstanding, the Loan shall be immediately paid down by the Borrower to the available amount, i.e. the Borrowing Base, at that time. No Draw will be funded if any default by Borrower is threatened or has occurred under any of Bank's Loan Documents in Bank's reasonable commercial judgment.

     1.07 Pledged Residential Paper Tracking. In order to induce Bank to enter into this Agreement, Borrower has represented to Bank that Borrower will promptly furnish Bank with all information needed/requested by Bank from time to time to track each item of Pledged Residential Paper ("Item") specifically, each first lien note and installment contract for deed or first lien securing the payment of such first lien note pledged to Bank, in order to independently determine its qualification for the Borrowing Base, and to remain assured that no item of Pledged Residential Paper considered in the Borrowing Base is more than sixty (60) days past due or otherwise disqualified. In addition, Borrower will furnish any certification of Pledged Residential Paper qualification under oath that Bank may request from time to time during the term of the Loan.

     1.08 Interest Rate and Payments of Interest.

(A) Except as otherwise provided under section 1.08(B), interest on the principal balance of the Loan from time to time outstanding will be payable in monthly installments (as set forth in the Note) at a floating rate of one-half percentage point (0.5%) above the Prime Rate (herein defined) (the "Floating Rate"). All past due principal and interest shall bear interest at a rate per annum which is equal to the Highest Lawful Rate from maturity until paid. Notwithstanding the foregoing provisions concerning such varying rate, if at any time the Floating Rate exceeds the Highest Lawful Rate, the rate of interest to accrue on the Note shall be limited to the Highest Lawful Rate, but if thereafter the Floating Rate is less than the Highest Lawful Rate, the rate of interest to accrue on the Note shall be the Highest Lawful Rate until the total amount of interest accrued on the Note equals the amount of interest which would have accrued if the Floating Rate had at all times been in effect.

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

(C) As used herein, the term "Prime Rate" shall mean the Prime Rate then most recently published in the Money Rates Section of The Wall Street Journal and described as the prime or base rate of interest per annum on corporate loans posted by at least seventy-five percent (75%) of the nation's thirty
(30) largest banks. In the event The Wall Street Journal fails to publish such Prime Rate, or such Prime Rate ceases to exist for a period of more than ninety (90) consecutive days, then the prime rate of interest announced by the Bank from time to time shall be substituted in its place.

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

     1.10 Audit of Pledged Residential Paper.   The Borrower shall
permit representatives of Lender, including independent auditors, collateral verification agents, attorneys and any other parties from time to time to audit and inspect Borrower's property, including Borrower's books and records, make photocopies thereof, and record information relating thereto, and Borrower shall reimburse Lender upon demand for the fees, costs and expenses of such audits and inspections up to the maximum sum of $1,000.00 per calender quarter.

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

Section II. Conditions Precedent

     In addition to the provisions set forth in 3.06 below, the obligation of the Bank to make any advance on the Loan is subject to the following conditions precedent:

     2.01 Documents Required for the Closing. The Borrower shall have delivered to the Bank, prior to the initial disbursement of any Loan amounts (the "Closing"), the following:

(A) The duly executed Note, (Exhibit "A"), having a stated maturity on the Loan Termination Date, with a face amount of $10,000,000.00, executed by Borrower and payable to the order of Bank;

(B) A duly executed Guaranty Agreement (Exhibit "B")
("Guaranty"), in form acceptable to Bank signed by Todd F.
Etter ("Guarantor"), together with his current financial statement in form/substance acceptable to Bank;

(C) Borrower's current financial statements (the "Financial
Statements") reviewed by its certified public accountant, which shall be satisfactory in form/content to Bank;

(D) Collateral Assignment of Notes and Liens (Exhibit "C") ("Assignment of Notes and Liens"), duly executed by Borrower in favor of Bank, encumbering the Residential Paper comprising the Pledged Residential Paper, acceptable to Bank, including physical possession of the Notes endorsed to Bank and Financing Statements mentioned in Section III;

(E) Assignment of Life Insurance Policy  (Exhibit "D")
("Assignment of Life Insurance"), duly executed by Borrower in favor of Bank, assigning to Bank $1,000,000 face value key man life insurance policy on Guarantor;

(F) A copy, certified as of the date of the Closing, of resolutions of the Trustees of the Borrower (Exhibit "E"), authorizing the execution, delivery, and performance of this Agreement, the Note, and all other documents to be delivered pursuant hereto at such time;

(G) Statute of Frauds Notice (Exhibit "F") duly executed by
Bank, Borrower and Guarantor; and

(H) Errors and Omissions Letter (Exhibit "G") duly executed by Bank and Borrower.

The documents evidencing, securing or otherwise furnished by Bank in connection with the Loan, including this Agreement, collectively are called "Loan Documents".

Section III. Security Agreement

     3.01 Grant of Security Interest. (a) As collateral security for the payment and performance of the Note and any and all other liabilities of Borrower to Bank, direct or contingent, of any nature whatsoever, including both purchase money and non-purchase money transactions, and whether now existing or hereafter arising (collectively the"Obligations"), Borrower hereby grants to Bank a continuing security interest in the following as collateral security for the payment and performance of the Obligations, wherever the following is located and whether the following is now owned or existing or is owned, acquired, or arises hereafter, including, without limitation, acquisition by contract or by operation of law (all terms used in this Section 3.01 which are defined in the Uniform Commercial Code shall have the meanings given to such terms in the Uniform Commercial Code as adopted in the statutes of Texas): (i) all right, title and interest of the Borrower in and to the promissory notes constituting the "Pledged Residential Paper"; (ii) all right, title and interest of the Borrower in and to each and every deed of trust, installment contract for deed, mortgage, guarantee, loan document, title policy, insurance policy, or any other right ancillary to or securing or relating to the pledged promissory notes; (iii) all accounts and receivables of Borrower arising out of or relating to the Pledged Residential Paper; (iv) all general intangibles of Borrower relating to or arising out of the Pledged Residential Paper; (v) all of the rights of Borrower to the payment of money, including, without limitation, tax refund and insurance proceeds, relating to the Pledged Residential Paper or the real properties securing same; (vi) all files, records, books, ledger cards (including without limitation, computer programs, tapes and related electronic data processing software) and writings of Borrower or in which it has an interest in any way relating to the Pledged Residential Paper; (vii) all other chattel paper, investment accounts, goods and personal property of Borrower of any kind or type whatsoever relating to the Pledged Residential Paper; (viii) all additions, substitutions, replacements, proceeds and products of each of the foregoing described in this Section 3.01.

     3.02 Power of Attorney. Borrower hereby designates and/or appoints Bank and each of its designees or agents as attorney-in-fact of Borrower, irrevocably and with power of substitution, with authority to take any or all of the following actions after the occurrence of an Event of Default: (i) with respect to any Pledged Residential Paper, demand, collect, receive, settle, compromise,. adjust, foreclose and resell and/or give discharges and releases, all as Bank may determine; (ii) commence and prosecute any actions in any court for the purposes of collecting amounts owed on Pledged Residential Paper and enforcing any other rights in respect thereof; (iii) defend, settle or compromise any action brought and, in connection therewith, give such discharge or release as Bank may deem appropriate; (iv) receive, open and dispose of mail addressed to Borrower and endorse checks, notes, drafts, acceptances, money orders, bills of lading, warehouse receipts or other instruments or documents evidencing payment made on account of or funds paid relating to Pledged Residential Paper on behalf of and in the name of Borrower; (v) sell, assign, transfer, make any agreement in respect of, or otherwise deal with or exercise rights in respect of, any Pledged Residential Paper as fully and completely as though Bank were the absolute owner thereof for all purposes; (vi) adjust and settle claims under any insurance policy related thereto; and (vii) execute financing statements or amendments thereto or any other documents or writing deemed necessary by Bank to evidence or perfect Bank's security interest in the Pledged Residential Paper; provided that Bank agrees to furnish copy of any document executed hereunder to Borrower, as applicable, upon request; and (viii) enter on the premises of Borrower in order to exercise any of Bank's rights and remedies. The appointment of Bank as attorney-in-fact is coupled with an interest and is irrevocable.

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

     3.09 Financing Statements, Assignments and Deeds of Trust.

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

(B) The Pledged Residential Paper has been assigned to Bank as follows:

(1) Borrower has executed an Assignment of Notes and Liens
(Exhibit "H") for each County in which the Residential Paper is located, assigning the Residential Paper to Bank;

(2) the original promissory notes and the original installment contracts evidencing the indebtedness have been delivered and endorsed by Borrower to Bank with full recourse against Borrower with such endorsement being evidenced by an Allonge (Exhibit "I") affixed to each promissory note and the installment contract for deed, and executed by Borrower in form/content acceptable to Bank;

(3) the deeds of trust and and installment contracts for deed
(collectively the"Mortgages") securing payment of such Pledged Residential Paper have been transferred to Bank; and

(4) if the Pledged Residential Paper includes any installment contracts for deed then Borrower will have delivered a Warranty Deed (Exhibit "J") in form/content acceptable to Bank, conveying the real property covered by the installment contract for deed to the Bank in fee simple, free and clear of any liens, subject only to such installment contract for deed.

(C) Borrower has delivered a Request for Advance (Exhibit
"K") and a Borrowing Base Certificate (Exhibit "L") in form/content acceptable to Bank;

(D) Borrower has delivered an Estoppel Certificate (Exhibit
"M") in form/content acceptable to Bank for each Pledged
Residential Paper;

(E) Borrower has delivered a Notice Letter (Exhibit "N") in form/content acceptable to Bank for each Pledged Residential
Paper;

(F) Borrower has provided evidence that each of the Mortgages is an insured first lien has been delivered to Bank (including the original mortgage title insurance policies together with such endorsements as Bank may deem necessary or in the case of an installment contract for deed a copy of Borrower's owner's policy of title insurance showing Borrower as the fee simple owner of the property, free and clear of liens) for each Pledged Residential Paper;

(G) The real properties described in each of the Mortgages
are currently insured 	against loss by fire and other
casualty in the full amount of the indebtedness secured by such Mortgages and Bank is shown as a loss payee in such policies, as its interests may appear;

(H) Borrower has delivered appraisals relating to the properties described in such Mortgages, and, if the Bank rejects any such appraisals for any reason, in its sole discretion, Borrower has obtained a current appraisal of any such property, which is deemed satisfactory by the Bank; and

(I) Borrower has submitted to Bank such evidence of such environmental safety and soundness as Bank may request regarding any of the properties described in the Mortgages;

(J) Borrower has delivered evidence acceptable to Bank is provided establishing that no Pledged Residential Paper comprising the Borrowing Base is more than sixty (60) days past due, and that the outstanding principal balance of the Loan is not more than 50% of the aggregate outstanding principal balance of the eligible Pledged Residential Paper; and

(K) No Event of Default has occurred hereunder.

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

Section IV. Covenants, Representations and Warranties of Borrower and Guarantor

     4.01 Agreements. To induce the Bank to enter into this Agreement, the Borrower and Guarantor jointly and severally represent and warrant to and covenant with the Bank as follows:

(A) The Borrower is a real estate investment trust duly organized, validly existing, and in good standing under the laws of the State of Maryland. Borrower has the full power and authority to own its properties and to transact the businesses in which it is presently engaged or presently proposes to engage. Borrower also is duly qualified and is in good standing in all states in which the failure to so qualify would have a material adverse effect on its businesses or financial condition.

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

(F) Except as otherwise shown herein, there is no pended order, notice, claim, litigation, proceeding, or investigation against or affecting the Borrower or Guarantor, whether or not covered by insurance, that would or could materially or adversely affect the financial condition or business prospects of the Borrower or Guarantor if adversely determined;

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

(L) To the best of Borrower's knowledge, no hazardous substances or solid wastes have been disposed of or otherwise released on or to any of the properties described in the Mortgages securing the Pledged Residential Paper. The terms "hazardous substance" and "release" shall have the meanings specified in the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, ("CERCLA"), and the terms "solid waste" and "disposal" (or "disposed") shall have the meanings specified in the Resource Conservation and Recovery Act 6f 1976, as amended, ("RCRA"); provided, to the extent that the laws of the State of Texas establish a meaning for hazardous substance," "release," "solid waste," or "disposal" which is broader than that specified in either CERCLA or RCRA, such broader meaning shall apply;

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

(S) Borrower warrants that there are no offsets or defenses to the payment of the indebtedness advanced under the Prior Loan Agreement and Borrower, as a material inducement for Bank to enter into this Agreement, does hereby fully, finally and completely remise, acquit, disclaim, covenant not to sue, release and discharge Bank, and any and all of its officers, directors, shareholders, employees, agents, attorneys and successors in interests and assigns (collectively, "Bank et al") from any and all demands, claims, damages, judgments, executions, actions or cause of action, known or unknown, past or present, liquidated or unliquidated, which Borrower has or may claim to have against Bank et al, occurring prior to the date hereof and arising out of or with respect to the transactions or occurrences which are the subject matter of the Prior Loan Agreement and this Agreement, including any other loss, expense and/or detriment, of any kind or character, growing out of or in any way connected with or in any way resulting from the acts, actions or omissions of Bank et al, and including any loss, cost or damage in connection with any breach of fiduciary duty, breach of any duty of fair dealing, breach of confidence, breach of funding commitment, undue influence, duress, economic coercion, conflict of interest, negligence, bad faith, malpractice, intentional or negligent infliction of mental distress, tortious interference with contractual relations, tortious interference with prospective business advantage, breach of contract, deceptive trade practices, libel, slander or conspiracy.

Borrower does hereby fully, finally and completely remise, acquit, disclaim, covenant not to sue, release and discharge Bank et al, from any and all claims, or right to claim, whether known or unknown, that Bank charged, contracted for, collected or received usurious interest under the note provided in the Prior Loan Agreement, hereby waiving any such right to bring any claim or pursue any cause of action against Lender et al, based on any claim of usury.

(T) Borrower and Guarantor hereby acknowledge and agree that
(i) any and all rights, titles, interests and liens securing the repayment of the indebtedness advanced under the Prior Loan Agreement are hereby reaffirmed, renewed and extended, and shall remain in full force and effect and shall continue to guarantee the payment of the Loan.

(U) Borrower and Guarantor hereby represent and warrant that
(ii) the representations and warranties contained in the Prior Loan Agreement are true and correct on and as of the date hereof as though made on and as of the date hereof,
(iii) no Event of Default as defined in the Prior Loan Agreement has occurred and is continuing and no event or condition has occurred that with the giving of notice or lapse of time or both would be an Event of Default as defined in the Prior Loan Agreement, and (iv) Borrower is in full compliance with all covenants and agreements contained in the Prior Loan Agreement.

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

(B) The Borrower shall fail to observe or perform any other obligation to be observed or performed by it hereunder or under any of the Loan Documents, and such failure shall continue for ten (10) days after: (1) notice of such failure from Bank; or (2) the Bank is notified of such failure or should have been so notified pursuant to the provision of section 4.01(0), whichever is earlier;

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

(i) no Event of Default is pended or threatened under the Loan Documents;

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

     6.02. Release. If the Loan is paid in full and Bank has no further obligation to make advances hereunder Bank will release its liens and security interests against the Pledged Residential Paper, (i.e. Bank will reassign without warranty or recourse the Pledged Residential Paper).

Section VII. Miscellaneous

     7.01 Construction. The provisions of this Agreement shall be in addition to those of any guaranty, security agreement, note, or other evidence of liability now or hereafter held by the Bank, all of which shall be construed as complementary to each other. Nothing herein contained shall prevent the Bank from enforcing any or all other guaranty, pledge or security agreements, notes, or other evidences of liability in accordance with their respective terms. This Agreement amends, restates and supersedes the Prior Loan Agreement.

     7.02 Further Assurance. From time to time, the Borrower will execute and deliver to the Bank such additional documents and will provide such additional information, including but not limited, to supplementary Financial Statement information as the Bank may reasonably require to carry out the terms of this Agreement and be informed of the status and affairs of the Borrower and Guarantor.

In particular, Borrower will furnish to Bank (and will cause Guarantor to furnish) Financial Statements in form/content acceptable to Bank, as follows:
Borrower:
     Statement                              Frequency
Status Reports on Pledged
  Residential Paper                         Monthly
Borrowing Base Certificates;                Monthly or at each
                                              Advance
Audited Financial Statement                 Annually (within
                                              90 days of fiscal
                                              year end)
Financial Statements prepared
  by Borrower                               Quarterly (within 60
                                              days of the end of
                                              each fiscal quarter)
Proof of Insurance on underlying
real properties                             Annually when paid

Guarantor:
     Statement                              Frequency
Financial Statement                         Annually (within 30
                                              days of 1-year
                                              statement date)
Tax Return                                  Annually (within 30
                                              days of filing)

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

     7.03 Enforcement and Waiver by the Bank. The Bank shall have the right at all times to enforce the provisions of this Agreement and the Loan Documents in strict accordance with the terms hereof and thereof, notwithstanding any conduct or custom on the part of the Bank in refraining from so doing at any time or times. The failure of the Bank at any time or times to enforce its rights under such provisions, strictly in accordance with the same, shall not be construed as having created a custom in any way or manner modified or waived the same. All rights and remedies of the Bank are cumulative and concurrent and the exercise of one right or remedy shall not be deemed a waiver or release of any other right or remedy. In the event and to the extent, if any, that Borrower is indebted to Bank under any obligation arising prior to the execution of this Loan Agreement ( "Prior Indebtedness"), Borrower agrees that Borrower has no off-sets, defense or counterclaims to payment of the Prior Indebtedness.

     7.04 Future Advances Secured. The Pledged Residential Paper mentioned herein secures and enforces the payment of the Obligations including but not limited to all sums advanced by Bank to Borrower pursuant to the Note and all other present and future debts, obligations and liabilities of Borrower to Bank (a) as principal, surety, endorser, guarantor, accommodation party or otherwise, (1)) arising by operation of law or otherwise, (c) as a member of any partnership, joint venture, firm, trust or other association or (d) payable to or in favor of third parties and hereafter acquired by Bank with or without the knowledge, consent or insistence of Borrower, it being contemplated that Borrower will from time to time become additionally indebted to Bank all of which indebtedness shall be secured by said Pledged Residential Paper unless and until released by Bank.

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

BANK
Address:                                FIRST STATE BANK OF TEXAS
5936 West Park Boulevard
Plano, Texas 75093
                                        By:____________________
                                                Ken Mixon
                                             Vice President

BORROWER
Address:                                UNITED MORTGAGE TRUST, a
                                        Maryland real estate
                                        investment trust
5740 Prospect Avenue, Suite
Dallas, Texas 75206

                                        By:_____________________
                                           Christine A. Griffin
                                                 President

GUARANTOR
                                        By:_____________________
                                               Todd F. Etter