Form 10QSB
period 2001-09-30
UNITED MORTGAGE TRUST
filed 2001-11-13
CIK 101390

Form 10-QSB



     [ x ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

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

     Balance Sheets
        September 30, 2001 and December 31, 2000 . . . . . .2

     Statements of Income
        Three Months and Nine Months
        ended September 30, 2001 and 2000 . . . . . . . . . 3

     Statements of Cash Flows
        Nine Months Ended September 30, 2001 and 2000. . . .4

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













                                 -1-


PART I  -- FINANCIAL INFORMATION

                         UNITED MORTGAGE TRUST
                            BALANCE SHEETS
                   September 30, 2001 and December 31, 2000
                                          September 30,   December 31,
                                             2001              2000
                                         (unaudited)        (audited)
                                         ------------------------------
ASSETS

Cash                                       $   143,181      $   200,912
Investment in residential mortgages
  and contracts for deed                    39,780,450       33,419,399
Interim mortgages                           14,105,218        6,453,111
Accrued interest receivable                  1,025,720          667,513
Receivable from affiliates                     413,945          105,765
Equipment, less accumulated depreciation
  of $2,686 and $2,296, respectively             2,026            2,415
Other assets, less accumulated
  Amortization of $25,240                      360,749           56,971
                                           -----------       ----------
Total Assets                               $55,831,289      $40,906,086
                                           -----------       ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Line of credit (Note 3)                  $ 3,610,000      $ 7,000,000
  Dividend payable                             497,254          308,239
  Accounts payable & accrued
    liabilities                                227,358            3,606
                                           -----------       ----------
      Total Liabilities                      4,334,612        7,311,845
                                           -----------       ----------
Shareholders' equity:
  Shares of beneficial interest; $.01 par
    Value; 100,000,000 shares authorized
      2,912,161 and 1,884,043 shares
    outstanding                                 29,121           18,840
  Additional paid-in capital (Note 4)       51,378,216       33,541,746
  Retained earnings                             89,340           33,655
                                           -----------       ----------
      Total Shareholders' Equity           $51,496,677      $33,594,241
                                           -----------       ----------
Total Liabilities & Shareholders Equity    $55,831,289      $40,906,086
                                           -----------       ----------

See accompanying notes to financial statements.

                                 -2-



                            STATEMENTS OF INCOME
                  For the Three Months and Nine Months Ended
                      September 30, 2001 and 2000 (unaudited)
                                      Three Months Ended         Nine Months Ended
                                         September 30,              September 30,
                                       2001        2000          2001         2000
                                     --------------------     -----------------------
Income:
  Interest income                   $1,486,002  $1,004,788    $4,023,043  $2,705,832
  Gain (loss) on sale of notes         (10,267)     (5,426)       --           2,518
                                     ---------   ---------     ---------   ---------
                                     1,475,735     999,362     4,023,043   2,708,350
                                     ---------   ---------     ---------   ---------
Expense:
  Salaries and wages (Note 4)            --         42,807        --         119,818
  General & administrative (Note 4)     57,631     106,023       166,669     268,177
  Interest expense (Note 4)           (315,770)    127,307        --         380,969
  Expense reimbursement from
    affiliate (Note 4)                   --        (94,000)       --        (210,000)
  Management Fee (Note 4)               63,377        --         172,847        --
                                     ---------   ---------     ---------   ---------
                                      (194,762)    182,137       339,516     558,964
                                     ---------   ---------     ---------   ---------
Net income                          $1,670,497  $  817,225    $3,683,527  $2,149,386
                                     =========   =========     =========   =========
Net income per share of beneficial
  interest                               $0.60       $0.50         $1.50       $1.47
                                     =========   =========     =========   =========

Weighted average shares outstanding  2,793,231   1,639,841     2,459,010   1,463,298
                                     =========   =========    ==========   =========

See accompanying notes to financial statements.
















                                   -3-


                       STATEMENTS OF CASH FLOWS
   For the Nine Months Ended September 30, 2001 and 2000 (unaudited)
                                                   September 30,
                                                  2001          2000
                                              (unaudited)   (unaudited)
                                              ------------------------
Cash flows from operating activities:
  Net income                                  $ 3,683,527   $2,149,386
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                   390          390
      Net amortization of discount on
        mortgage investments                       (5,699)     (29,898)
      Changes in assets and liabilities:
        Accrued interest receivable              (358,207)    (357,330)
        Other assets                             (303,778)        --
        Accounts payable and accrued
          liabilities                             223,752        4,268
          Net cash provided by operating      -----------    ---------
            activities:                         3,239,985    1,766,816
                                              -----------    ---------
Cash flows from investing activities:
  Investment in residential mortgages
    and contracts for deed                     (8,398,919)  (9,195,306)
  Principal receipts on residential
    mortgages and contracts for deed            2,043,570      584,206
  Investment in interim mortgages             (16,595,706)  (8,882,104)
  Principal receipts on interim mortgages       8,943,599    7,111,802
  Loan acquisition costs (Note 4)                   --        (266,764)
        Net cash used in investing            -----------   ----------
         activities:                          (14,007,456) (10,648,166)
                                              -----------   ----------
Cash flows from financing activities:
  Proceeds from issuance of shares of
    beneficial interest                        17,846,751    9,375,853
  Net borrowings on credit line                (3,390,000)   1,749,528
  Receivable from affiliate                      (308,180)    (108,763)
  Dividends                                    (3,438,831)  (2,090,595)
        Net cash provided by financing        -----------   ----------
          activities:                          10,709,740    8,926,023
                                              -----------   ----------
Net increase (decrease)in cash                    (57,731)      44,673

Cash at beginning of period                       200,912       14,331
                                              -----------   ----------
Cash at end of period                         $   143,181   $   59,004
                                              -----------   ----------
Interest paid (Note 4)                        $   335,341   $  380,969
                                              -----------   ----------

See accompanying note to financial statements.

                                          -4-


                   UNITED MORTGAGE TRUST
               Notes to Financial Statements
                     September 30, 2001

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

     Operations commenced on March 5, 1997 when an effectiveness date was given by the Securities and Exchange Commission for the Company's initial public offering of 2,500,000 shares at an offering price of $20 per share. On June 4, 2001 an additional 5,750,000 shares were registered for sale at the same offering price. Seven hundred fifty thousand of the new shares offered have been allocated for the Company's Dividend Reinvestment Plan.

2. Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in information disclosed in the notes to the financial statements for the year ended December 31, 2000 included in the Company's 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the Nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

3. Line-of-Credit

     The Company has a twelve-month credit facility with a maximum borrowing limit of $10,000,000, which expires on July 10, 2002. The line-of-credit is collateralized with the assignment of certain Residential Mortgages. Interest on the outstanding balance was 6.50% at September 30, 2001 and was based on 0.50% above the bank's prime rate compared to a fixed rate of 10.50% at September 30, 2000. The outstanding balance on the line-of-credit at September 30, 2001 was $3,610,000 compared to $6,749,000 for the 2000 period.

4. Related Party Transactions

     In 1997 the Company entered into a Funding Agreement with its former Advisor whereby the Advisor agreed to fund the Company's general and administrative expenses. In consideration of the Agreement, the Company contributed to the Advisor an amount equal to one-half of one percent annually (.5%) of the Company's average invested assets for the immediately preceding month. In connection with that Agreement, the Company received $94,000 and $210,000 in expense reimbursements during the three months and nine months ended September 30, 2000, respectively. The agreement expired on December 31, 2000 when the Company entered into an Advisory Agreement with its new Advisor, UMTA. Under the terms of the new agreement UMTA assumed the day-to-day operations of the Company and generally, the day-to-day expenses associated with running the Company are born by UMTA. The Company is charged a monthly management fee that equaled $63,000 and $173,000 for the three months and nine months ended September 30, 2001, respectively. The new management fee is equal to 1/12th of 1/2 of 1% of the first $50,000,000 of income producing assets and 1/12th of 1% of income producing assets in excess of $50,000,000. That benchmark was reached during the quarter.

     Under the terms of the Advisory Agreement the Company paid Acquisition Fees to the Advisor for providing services related to identifying and purchasing loans. The former Advisory Agreement called for the fee to be calculated at 3% of the unpaid principal balance of each Residential Mortgage and Contract for Deed purchased by the Company. Under the new Advisory Agreement 3% of Net Proceeds are paid to UMTA for those services (Net Proceeds are Gross Proceeds less commissions and fees.) Fees paid during the three months and nine months ended September 30, 2000 were $85,000 and $267,000, respectively or 2.4% and 2.6% of Gross Proceeds. Fees during the three months and nine months ended September 30, 2001 were $186,000 and $564,000, respectively or 2.8% and 2.7% of Gross Proceeds, respectively.

  Interest expense for the 2001 periods was paid by the advisor under the terms of an Interest Funding Agreement dated July 1, 2001 in which the Advisor agrees to bear the interest expense on our line of credit for the calendar year 2001. At the end of the nine-month period that amounted to a reimbursement of $315,770. Interest expense for the 2001 periods was $19,700 and $335,000, respectively, and for the 2000 period was $127,307 and $380,969, respectively. Interest expense decreased between comparable because the cost of funds decreased when we entered into a new line of credit with a floating rate of interest tied to the bank's prime rate plus 0.25% making the effective rate 6.50% at the end of the 2001-quarter compared to 10.50% at the 2000 quarter.

     The Company has a Mortgage Servicing Agreement with South Central Mortgage, Inc., ("SCMI"), incurring service fees of $48,000 and $138,000 during the three and nine months ended September 30, 2001 and $37,000 and $98,000 during the comparable three and nine months of 2000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               RESULTS OF OPERATIONS FOR THE THREE MONTHS
                 AND NINE MONTHS ENDED SEPTEMBER 30, 2001

     We were formed on July 12, 1996, however our business operations commenced in March 1997 when the Securities and Exchange Commission issued an order of registration for our initial public offering of Shares. A new registration was effective with the Securities and Exchange Commission order dated June 4, 2001. The new registration offers for sale an additional 5,750,000 shares of beneficial interest. Of that amount, 750,000 shares were registered specifically for our Dividend Reinvestment Plan. The new registration also has a provision for limited liquidity with our quarterly Share Repurchase Plan. For more information please refer to the prospectus dated June 4, 2001, which is also available on our website www.unitedmortgagetrust.com.

     The following table sets forth certain information about the Mortgage Investments that we purchased during the periods set forth below.

                                            Three Months Ended
                                               September 30,
                                        2001                   2000
                                        ---------------------------

RESIDENTIAL MORTGAGES
Purchase price                          $ 2,021,000     $ 2,694,000
Total number                                     49              57
Number purchased from affiliates                 19               8
Number purchased from other sources              30              49
Blended interest rate                        16.15%          11.55%
Aggregate principal balance             $ 2,032,000     $ 2,760,000
Average principal balance                   $41,500         $48,000
Remaining term in months (1)                    244             336
Current yield (1)                            13.22%          11.84%
Investment-to-value ratio (1)(2)             70.17%          86.10%

CONTRACTS FOR DEED
Purchase price                          $   768,000     $   193,000
Total number                                     16               4
Number purchased from affiliates                  0               0
Number purchased from other sources              16               4
Blended interest rate                        12.13%          11.72%
Aggregate principal balance             $   770,000     $   193,000
Average principal balance                   $48,000         $48,000
Remaining term in months (1)                    341             348
Current yield (1)                            12.17%          11.72%
Investment-to-value ratio (1)(2)             86.55%          84.50%

(Continued)                                 Three Months Ended
                                                 June 30,
                                        2001                   2000
                                        ---------------------------
FORECLOSURE RESALE
Unpaid principal balance new loan       $   358,500     $   352,000
Unpaid principal balance FCL loan       $   327,000     $   343,000
Total number                                      8               8
Blended interest rate new loan               12.75%          12.64%
Blended interest rate FCL loan               11.74%          11.82%
Average principal balance new loan          $45,800         $44,000
Average principal balance FCL loan          $45,000         $43,000
Remaining term in months new loan (1)           360             360
Remaining term in months FCL loan (1)           360             329
Current yield new loan (1)                   12.75%          12.64%
Current yield FCL loan (1)                   11.91%          11.94%
Investment-to-value ratio new (1)(2)         93.12%          92.53%
Investment-to-value ratio FCL (1)(2)         83.79%          89.49%

INTERIM MORTGAGES
Portfolio beginning balance at 6/30     $10,730,000     $ 4,212,000
Portfolio ended balance at 9/30         $14,105,000     $ 6,970,000
Net increase in portfolio
  from prior period                     $ 3,375,000     $ 1,757,000
Total number participated in
  during period                                 442             192
Number purchased from affiliates                437             192
Number purchased from other sources               5               0
Blended interest rate                        12.85%          12.75%
Remaining term in months: less than       12 months       12 months
Current yield at year-end (1)                13.03%          12.93%
Investment-to-value ratio (1)(2)             54.44%          54.00%

                                             Nine Months Ended
     September 30,
                                         2001                 2000
                                        ---------------------------
RESIDENTIAL MORTGAGES
Purchase price                          $ 4,973,000     $ 7,086,000
Total number                                    110             150
Number purchased from affiliates                 80              47
Number purchased from other sources              30             103
Blended interest rate                        12.67%          11.60%
Aggregate principal balance             $ 5,002,000     $ 7,219,000
Average principal balance                   $45,500         $48,000
Remaining term in months (1)                    287             336
Current yield (1)                            12.74%          11.81%
Investment-to-value ratio (1)(2)             74.36%          83.70%

CONTRACTS FOR DEED
Purchase price                          $ 3,389,000     $ 2,109,000
Total number                                     69              41
Number purchased from affiliates                  0               8
Number purchased from other sources              69              33
Blended interest rate                        11.81%          11.73%
Aggregate principal balance             $ 3,399,000     $ 2,126,000
Average principal balance                   $49,000         $47,000
Remaining term in months (1)                    335             350
Current yield (1)                            11.84%          11.83%
Investment-to-value ratio (1)(2)             83.28%          84.40%

FORECLOSURE RESALE
Unpaid principal balance new loan       $ 1,296,000     $ 1,509,000
Unpaid principal balance FCL loan       $   898,000     $ 1,435,000
Total number                                     28              28
Blended interest rate new loan               12.68%          12.23%
Blended interest rate FCL loan               11.85%          11.66%
Average principal balance new loan          $46,000         $49,000
Average principal balance FCL loan          $32,000         $46,000
Remaining term in months new loan (1)           360             360
Remaining term in months FCL loan (1)           357             344
Current yield new loan (1)                   12.68%          12.23%
Current yield FCL loan (1)                   12.12%          12.07%
Investment-to-value ratio new loan(1)(2)     92.84%          90.83%
Investment-to-value ratio (1)(2)(3)          87.16%          88.30%

INTERIM MORTGAGES
Portfolio beginning balance at 12/31    $ 6,453,000     $ 4,200,000
Portfolio ended balance at 9/30         $14,105,000     $ 5,970,000
Net increase in portfolio
  from prior period                     $ 7,652,000     $ 1,770,000
Total number participated in
  during period                                 573             292
Number purchased from affiliates                568             292
Number purchased from other sources               5               0
Blended interest rate                        12.85%          12.75%
Remaining term in months: less than       12 months       12 months
Current yield at year-end (1)                13.03%          12.93%
Investment-to-value ratio (1)(2)             54.44%          54.00%
                                  -9-

(1) These amounts were determined at the time the Mortgage Investments were purchased.

(2) The investment-to-value ratio is determined at the time a Mortgage Investment is acquired and is determined by dividing the amount paid to acquire that Mortgage Investment by the value of the underlying real estate that is security for that Mortgage Investment.

(3) We do not reappraise REO properties after a new loan is originated.

     As of September 30, 2001 our mortgage portfolio in the aggregate consisted of 611 Residential Mortgages, 255 Contracts for Deed and 351 Interim Mortgages. As of the dates of purchase, the portfolio had an unpaid principal balance of $53,929,000, and was purchased for a discounted price of $53,034,000 (98.34% of the unpaid principal balance). The average loan in the portfolio had a blended interest rate of 12.10%, a current annual yield of 12.31%, an investment-to-value ratio of 76.91%, an unpaid principal balance of $44,000, and a term remaining of 333 months for Residential Mortgages and Contracts for Deed and less than 12 months for Interim Mortgages.

     By comparison as of September 30, 2000 our mortgage portfolio in the aggregate consisted of 496 Residential Mortgages, 184 Contracts for Deed and 151 Interim Mortgages. As of the dates of purchase, the portfolio had an unpaid principal balance of $36,890,000, and was purchased for a discounted price of $35,934,000 (97.41% of the unpaid principal balance). The average loan in the portfolio had a blended interest rate of 11.79%, a current annual yield of 12.11%, an investment-to-value ratio of 78.60%, an unpaid principal balance of $44,000, and a term remaining of 342 months for Residential Mortgage and Contracts for Deed and less than 12 months for Interim Mortgages.

     All of the properties that are security for the Residential
Mortgages and Interim Mortgages were located in Texas. Each of the properties was adequately covered by a mortgagee's title insurance policy and hazard insurance.

     During the three months and nine months ended September 30, 2001 our Mortgage Investments generated income of $1,476,000 and $4,023,000, respectively. During the comparable periods in 2000 income was $999,000 and $2,708,350, respectively. The increase from 2000 to 2001 of 48% for the three-month periods and 49% for the nine-month comparable periods was attributable to portfolio growth from period to period of 46% and a 13% growth in higher-yield loans as a percentage of the portfolio from 2000 to 2001. High yield loans are loans with a coupon rate of greater than 12.75%. Mortgage Investments were purchased using Net Offering Proceeds derived from the sale of our Shares during the periods.

     Operating expenses for the three months and nine months of 2001 were $112,000 and $339,000, respectively, as compared to the 2000 periods of $55,000 and $178,000, respectively. The increases between periods were 105% and 110%, respectively. The increases were attributed to the addition of a management fee charged by the advisor, UMT Advisors, Inc. ("UMTA"), and the previous Funding Agreement between the former Advisor and UMT. The new fee is consideration for a significantly expanded role of the day-to-day operational responsibilities as wells as the duties of the former Advisor. In addition substantially all of the expenses associated with operations were absorbed by the Advisor under the terms of the agreement in place in 2001. The increase was additionally tied to portfolio growth as the management fee was calculated as a percentage of the incoming producing portfolio. Operating expense as a percentage of income was 7.61% and 8.44% for the 2001 three and nine month periods, and 5.49% and 6.54% for the 2000 periods. Operating expenses as a percentage of Average Invested Assets were 0.22% and 0.72% during the three and nine month periods of 2001 and 0.16% and 0.57% in the 2000 periods, respectively.

     Interest expense for the 2001 periods was paid by the advisor under the terms of an Interest Funding Agreement dated July 1, 2001 in which the Advisor agrees to bear the interest expense on our line of credit for the calendar year 2001. At the end of the nine-month period that amounted to a reimbursement of $315,770. Interest expense for the 2001 periods was $19,700 and $335,000, respectively, and for the 2000 period was $127,307 and $380,969, respectively. Interest expense decreased between comparable periods because the cost of funds decreased after we entered into a new line of credit agreement with a floating rate of interest tied to the bank's prime rate plus 0.50% making the effective rate 6.50% at the end of the 2001-quarter compared to a fixed rate of 10.50% at the 2000 quarter. In addition the outstanding principal balance of the credit line was lower during the 2001 periods.

     Net income of $1,670,000 and $3,684,000 for the three and nine months ended September 30, 2001 compares to $817,000 and $2,149,000 for the 2000 periods, respectively. Earnings per weighted average share were $0.60 and $1.50 for the 2001 three and nine month periods and $0.50 and $1.47 per shares during the 2000 comparable periods.

    Dividends declared and paid per share of beneficial interest for the three and nine-month periods ended September 30, 2001 and 2000 were $0.50 and $1.50 per shares, respectively, for comparable periods. Dividends paid during both quarters were at a 10% annualized rate of return for our shareholders.

     As of September 30, 2001, 4.20% of our Mortgage Investments were in default compared to 4.40% at September 30, 2000. Of the defaulted loans at September 30, 2001 recoursed loans accounted for 1.98% and 2.22% were non-recoursed. During the comparable period in 2000, 2.7% of the loans were recoursed and 1.7% were not.

               CAPITAL RESOURCES AND LIQUIDITY FOR
  THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     We utilize funds made available from the sale of our Shares, funds made available on our bank line of credit and repayment of principal on our Residential Mortgages and Contracts for Deed to purchase Mortgage Investments.

                                                  THREE-MONTH PERIODS
                                                  ENDED SEPTEMBER 30,
                                             2001                    2000
                                             ----------------------------
Shares issued                                    333,632          175,721
Number of new shareholders                           136               58
Gross offering proceeds                      $ 6,673,000       $3,514,000
Net offering proceeds (after deduction
  of selling commissions and fees)           $ 5,825,000       $3,484,000
Principal receipts from Residential
  Mortgages and Contracts for Deed           $   546,000       $  113,000
Principal receipts from Interim Mortgages    $ 3,282,000       $3,145,000
Net borrowing from credit line               $   (40,000)      $1,830,000

                                                  NINE-MONTH PERIODS
                                                  ENDED SEPTEMBER 30,
                                             2001                    2000
                                             ----------------------------

Shares issued                                  1,028,124          523,886
Number of new shareholders                           387              192
Gross offering proceeds                      $20,562,000      $10,4746000
Net offering proceeds (after deduction
  of selling commissions and fees)           $17,845,000       $9,376,000
Principal receipts from Residential
  Mortgages and Contracts for Deed           $ 2,044,000       $  584,000
Principal receipts from Interim Mortgages    $ 8,944,000       $7,112,000
Net borrowing from credit line               $(3,390,000)      $1,749,000


     On June 4, 2001 the Securities and Exchange Commission issued its order of effectiveness for the sale of an additional 5,750,000 shares of beneficial interest over and above the original registration of 2,500,000 shares. Of the new shares offered for sale, 750,000 were set aside for the Dividend Reinvestment Plan.

   As of September 30, 2001, we had issued an aggregate of 2,937,949 shares of beneficial interest and repurchased into treasury, through our Share Repurchase Plan, 25,788 shares resulting in total share outstanding of 2,912,161. Gross Offering Proceeds through September 30, 2001 were $58,243,000 with Net Offering Proceeds to us of $51,407,000. By comparison at the end of the 2000-quarter we had sold 1,709,430 shares resulting in Gross Offering Proceeds of $34,012,000 and Net Offering Proceeds to us of $30,435,000.

     With Trustee approval and effective July 11, 2001 we extended and increased our credit facility with the same lender to $10,000,000 from $7,000,000. The term of the agreement is 12 months. The line-of-credit was collateralized with the assignment of certain Residential Mortgages. Interest is calculated at bank's prime rate plus 0.50%, or 6.50% at September 30, 2001. We utilized the credit facility to acquire and warehouse Mortgage Investments as they become available. The outstanding balance of the line-of-credit was reduced as new offering proceeds were received. The outstanding loan balance at September 30, 2001 was $3,610,000 and at June 30, 2000 was $6,749,000.


PART II - OTHER INFORMATION

None

Item 6. Exhibits

Exhibit 1. - Interest Funding Agreement Between United Mortgage Trust and UMT Advisors, Inc. dated July 1, 2001.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there under duly authorized.


                                        UNITED MORTGAGE TRUST
                                        (Registrant)



Date:  November 12, 2001                /S/Christine A. Griffin
                                      Christine A. Griffin
                                           President

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Board of Directors
United Mortgage Trust


We have reviewed the accompanying balance sheets of United Mortgage Trust as of September 30, 2001 and the related statements of income for the three and nine months then ended and cash flows for the nine months then ended. These financial statements are the responsibility of the Company's management.

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

                                     Jackson & Rhodes P.C.

Dallas, Texas
November 12, 2001

Exhibit 1.

Interest Funding Agreement

INTEREST FUNDING AGREEMENT

This Agreement is entered into on this 1 st day of July 2001, by and between United Mortgage Trust, a Maryland Real Estate Investment Trust, and UMT Advisors, Inc, a Texas Corporation.

WHEREAS United Mortgage Trust purchases first lien mortgage loans for investment and distributes the income, net of loan servicing and administrative expenses to its shareholders, and;

WHEREAS the loans purchased by United Mortgage Trust have various fixed rates of interest and;

WHEREAS United Mortgage Trust endeavors to blend interest rates from long term mortgage loans with higher yield interim loans to produce a net yield sufficient to maintain a 10% minimum dividend rate for its shareholders, and;

WHEREAS the ratio of long term loans to interim loans has resulted in a net yield below the amount required to sustain the 10% dividend rate solely from interest income, and;

WHEREAS United Mortgage Trust has amended it loan acquisition profile so as to purchase a higher percentage of high yield interim loans, and;

WHEREAS United Mortgage Trust intends to maintain the 10% minimum dividend rate for its shareholders and;

WHEREAS UMT Advisors, Inc. desires to assist United Mortgage
Trust in maintaining the 10% dividend rate,

IT IS AGREED THAT:

1. Effective as of the date of this Agreement, UMT Advisors, Inc. will bear the cost of United Mortgage Trust's Bank Line Interest Expense for the calendar year 2001. Bank Line Interest Expense is defined as interest expense incurred in relation United Mortgage Trust's borrowing on its warehouse line of credit with First State Bank of Texas.

2. United Mortgage Trust will accrue a receivable through December 31, 2001 from UMT Advisors, Inc. for all sums expended for Bank Line Interest Expense.

3. Beginning on March 31, 2002 in four quarterly payments UMT
Advisors, Inc. will pay United Mortgage Trust a minimum of 25% each quarter of United Mortgage Trust's total Bank Line Interest Expense for the calendar year 2001.

4. Effective January 1, 2002, UMT Advisors Inc.s' incentive compensation shall be amended from 25% of the net yield in excess of a 10% annualized yield to 100% of the net yield in excess of 10% until such time where UMT Advisors, Inc. has received an amount equal to 25% of the net yield in excess of a 10% annual yield and an amount equal to the Bank Line Interest Expense paid by UMT Advisors, Inc.

5. United Mortgage Trust shall have the right of offset, subsequent to March 31, 2002, any fees or incentive compensation due UMT
Advisors, Inc. up to an amount equal to the quarterly payment due.

This agreement is agreed to and accepted by:

UNITED MORTGAGE TRUST                     UMT ADVISORS, INC.



______________________                    _________________________
Christine Griffin, President              Todd Etter, Chairman


______________________
Michele Cadwell


______________________
Douglas R. Evans


______________________
Paul Guernsey


______________________
Richard D. O'Connor, Jr.