Form 10KSB
period 2001-12-31
UNITED MORTGAGE TRUST
filed 2002-04-01
CIK 101390

Washington, D.C. 20549

                                  FORM 10-KSB

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required) for the Fiscal Year Ended December 31, 2001.

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

                   Yes __X___                  No_____

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     The Registrant's revenues for the year ended December 31, 2001 were $5,679,657.

     As of February 1, 2002, 3,400,498 shares the Registrant's Common Stock were outstanding. However, there is currently no trading market for the Shares.

                   DOCUMENTS INCORPORATED BY REFERENCE
                                   None

Transitional Small Business Disclosure Format Yes /___/  No / X /

                               TABLE OF CONTENTS


                                                                Page
                                  PART I

Item 1. Description of Business......................................3

Item 2. Description of Property.....................................48

Item 3. Legal Proceedings...........................................50

Item 4. Submission of Matters to a Vote of Security Holders.........50

                                 PART II

Item 5. Market for Common Equity and Related Stockholder Matters....50

Item 6. Management's Discussion and Analysis of Financial
        Condition Of The Company....................................53

Item 7. Financial Statements........................................61

Item 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.........................71


                                PART III

Item 9. Directors, Executive Officers, Promoters and Control
        Persons; Compliance With Section 16(a) of the Exchange Act..72

Item 10. Executive Compensation.....................................78

Item 11. Security Ownership of Certain Beneficial Owners
         and Management.............................................79

Item 12. Certain Relationships and Related Transactions.............81

Item 13. Exhibits and Reports on Form 8-K...........................83

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

     Reference is made to the Glossary beginning on page 42 of this report for definitions of capitalized terms used in the following description of our business and elsewhere in this report.

     We invest exclusively in the following types of investments: (1) first lien, fixed rate mortgages secured by single-family residential property throughout the United States (we refer to those investments as "Residential Mortgages"); (2) the seller's unencumbered interest in fixed rate contracts for deed (also known as land contracts) for the purchase of single-family residential property throughout the United States (we refer to those investments as "Contracts for Deed"); and (3) loans of 12 months or less in term, made to investors for the purchase, renovation and sale of single-family homes (we refer to those investments as "Interim Mortgages"). Any reference in this Form 10-KSB to "Mortgage Investments" refers to Residential Mortgages, Contracts for Deed and Interim Mortgages. Most, if not all, of the Residential Mortgages and Contracts for Deed are not insured or guaranteed by a federally owned or guaranteed mortgage agency and involve borrowers who do not satisfy all of the income ratios, credit record criteria, loan-to-value ratios, employment history and liquidity requirements of conventional mortgage financing.

     We produce net interest income on our Mortgage Investments while maintaining strict cost controls in order to generate net income for monthly distribution to our shareholders. We operate in a manner that permits us to qualify as a REIT for federal income tax purposes. As a result of REIT status, we are permitted to deduct dividend distributions we pay to our shareholders, thereby effectively eliminating the "double taxation" that generally results when a corporation earns income and distributes that income to stockholders in the form of dividends.

     We use the services of UMT Advisors, Inc., whom we refer to as our "Advisor", to manage our affairs and to select the investments we purchase. Our President, Cricket Griffin, is an employee of our Advisor. The Advisor is owned and controlled by Todd F. Etter and Timothy J. Kopacka. Mr. Etter is an Affiliate of South Central Mortgage, Inc. ("SCMI"), a Texas corporation that sells Mortgage Investments to us and services some of our Residential Mortgages. Mr. Etter is also an Affiliate of Capital Reserve Corp. ("CRC"), a Texas corporation that sells Interim Mortgages to us and services those Interim Mortgages for us. We entered into the Advisory Agreement with our Advisor effective on January 1, 2001. Prior to that date, we were self-administered and utilized our prior advisor, Mortgage Trust Advisors, Inc., to select our investments. Mr. Etter and Mr. Kopacka served as President and Vice-President of Mortgage Trust Advisors, Inc., respectively.

     We acquire Mortgage Investments from several sources, including SCMI and CRC. The amount of Mortgage Investments to be acquired from SCMI and CRC cannot be determined at this time and will depend upon the Mortgage Investments that are available from them or other sources at the time we have funds to invest. At this time, SCMI and CRC are the only Affiliates that are expected to sell Mortgage Investment to us. SCMI is a Texas corporation that is in the business of purchasing, selling and servicing mortgages. CRC is a Texas corporation in the business of financing home purchases and renovations by real estate investors.

     All Mortgage Investments purchased from SCMI or other Affiliates of the Advisor are at prices no higher than those that would be paid to unaffiliated third parties for mortgages with comparable terms, rates, credit risks and seasoning.

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

     On March 5, 1997, we commenced a public offering of a maximum of 2,500,000 Shares of Beneficial Interest, par value $.01 per share (the "Shares"). Having effectively completed that offering the Board of Trustees agreed that it was in the best interest of shareholders to affect a second offering of our shares. We are offering a maximum of 5,750,000 Shares at a purchase price of $20 per share. Seven hundred fifty thousand (750,000) of the Shares offered are reserved for persons purchasing Shares under our Reinvestment Plan. On June 4, 2001, we commenced the public offering selling shares on a "best efforts" basis through NASD member broker-dealer firms that are Participating Dealers.

    During the year ended December 31, 2001 we sold 1,443,282 Shares for Gross Offering Proceeds of $28,866,000. From the Gross Offering Proceeds we paid $4,056,000 in commission and due diligence fees and received Net Offering Proceeds of $24,825,000. By comparison, during the year ended December 31, 2000, we sold a total of 698,499 Shares for Gross Offering Proceeds of $13,970,000. From the Gross Offering Proceeds, we paid $1,467,000 in commissions and other offering expenses and received Net Offering Proceeds of $12,501,000.

     We use our best efforts to invest or commit for investment the full amount of Net Offering Proceeds within 60 days of their receipt. Any Net Offering Proceeds not immediately invested in Mortgage Investments is temporarily invested in short-term investments appropriate for a trust account or investments which yield "qualified temporary investment income" within the meaning of Section 856(c)(6)(D) of the Code or other investments which invest directly or indirectly in any of the foregoing (such as repurchase agreements collateralized by any of the foregoing types of securities) and/or such investments necessary for us to maintain our REIT qualification or in short term highly liquid investments such as in investments with banks having assets of at least $50,000,000, savings accounts, bank money market accounts, certificates of deposit, bankers' acceptances or commercial paper rated A-1 or better by Moody's Investors Service, Inc., or securities issued, insured or guaranteed by the United States government or government agencies, or in money market funds having assets in excess of $50,000,000 which invest directly or indirectly in any of the foregoing.


                  INVESTMENT OBJECTIVES AND POLICIES

PRINCIPAL INVESTMENT OBJECTIVE

     Our principal investment objective is to invest the Net Offering Proceeds in Mortgage Investments consisting of Residential Mortgages, Contracts for Deed and Interim Mortgages secured by single-family residential real estate. Those investments:

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

     We acquire what we consider to be "B," "C" and "D" grade mortgage loans. Typically non-conforming notes bear interest at above market rates consistent with the perceived increased risk of default. In practice, non-conforming notes experience their highest percentage of default in the initial 12 months of the loan. We reduce the rate and expense of early payment defaults through the adherence to investment policies that require the seller of a note that we purchase, with a payment history of less than 12 months, to replace or repurchase any non-performing note and to reimburse us for any interest, escrows, foreclosure, eviction, and property maintenance costs.

UNDERWRITING CRITERIA

     We do not originate loans, except to facilitate the resale of a foreclosed property. Funds awaiting investment in Mortgage Investments will are invested in government securities, money market accounts or other assets that are permitted investments for REITs. See "Investment Objectives and Policies - Temporary Investments."

     The underwriting criteria for our purchase of Mortgage Investments are as follows:

1. Priority of Lien. All notes purchased must be secured by a first lien that is insured by a title insurance company. We do not purchase second liens or other subordinate or junior liens. Purchase of "wrap notes" is permitted subject to loan to value ratios specified below. A "wrap note" is a secured lien note that "wraps" around an existing first lien and on which the holder has the right to service the first lien indebtedness. All Contracts for Deed must provide us with unencumbered title to the real estate collateral.

2. Rate. We acquire Mortgage Investments that provide us with a satisfactory net yield. Net yield is determined by the yield realized after payment of the note servicing fee (1/2 of 1% of note balance, annually) and administrative costs (estimated to be 1/2 of 1% of the first $50 million of Average Invested Assets and 1% of Average Invested Assets over $50 million). See "Other Restriction of Declaration of Trust - Limitation on Total Operating Expenses". Under the terms of our Advisory Agreement, our goal is to keep the servicing and administrative cost burden to approximately 1% on the first $50 million in Average Invested Assets and 1-1/2% of Average Invested Assets in excess of $50 million. All rates are fixed rates. We do not acquire adjustable rate loans. Some notes are bought at a discount to increase their yield above the contractual rate. No notes are purchased at a premium above the outstanding principal balance. This investment policy allows for acquisition of notes at various rates.

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

5. Seasoning. Residential Mortgages and Contracts for Deed must have a minimum of 12 months payment history or are required to have seller recourse through the twelfth payment. Those seller recourse agreements require the seller of a Residential Mortgage or Contract for Deed to replace or repurchase any non-performing note and reimburse us for any interest, escrows, foreclosure, eviction, and property maintenance costs. A note is considered non-performing if any portion of the principal, interest or escrow payment is 30 days past due. No seasoning is required for Interim Mortgages.

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

8. Credit. Payment histories reflecting no late payments (30 days +) for twelve consecutive months are deemed a sufficient demonstration of creditworthiness of the borrower for seasoned notes. For unseasoned notes, the borrower must have the following:

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

12. Geographical Boundaries. We purchase loans in any of the 48 contiguous United States. However, in states which provide redemption rights after foreclosure, the maximum loan to value ratio will be 80%, or alternatively the loan must provide mortgage insurance.

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

15. Pricing. Mortgage Investments are purchased at no minimum percentage of the principal balance, but in no event in excess of the outstanding principal balance. Prices paid for notes will vary with seasoning, interest rate, credit, loan-to-value ratios, pay histories, guarantees or recourse agreements, and average yield of our loan portfolio among other factors. Our objectives is accomplished through purchase of high rate loans, prepayment of notes purchased at a discount, reinvestment of principal payments, interim home purchase loans and other short term investment of cash reserves and, if utilized, leverage of capital to purchase additional loans.

     The principal amounts of Mortgage and the number of mortgages in which we invest is affected by market availability and also depends upon the amount of Net Offering Proceeds available to us from the sale of our Shares. If less than the maximum Net Offering Proceeds are obtained, the number of different mortgages available for investment is reduced. There is no way to predict the future composition of our portfolio since it depends in part on the interest rate environment at the time of investment. See "Mortgage Investments at Year-End" for a description of the Mortgage Investments currently owned by us.

TEMPORARY INVESTMENTS

     We use the Net Offering Proceeds to acquire Mortgage Investments. There can be no assurance as to when we are able to invest the full amount of the Net Offering Proceeds in Mortgage Investments, although we use our best efforts to invest or commit for investment the full amount of Net Offering Proceeds within 60 days of receipt. We temporarily invest any Net Offering Proceeds not immediately invested in Mortgage Investments or for the other purposes described above, in certain Short-term investments appropriate for a trust account or investments which yield "qualified temporary investment income" within the meaning of
Section 856(c)(6)(D) of the Code or other investments which invest directly or indirectly in any of the foregoing (such as repurchase agreements collateralized by any of the foregoing types of securities) and/or such investments necessary for us to maintain our REIT qualification or in short term highly liquid investments such as in investments with banks having assets of at least $50,000,000, savings accounts, bank money market accounts, certificates of deposit, bankers' acceptances or commercial paper rated A-1 or better by Moody's Investors Service, Inc., or securities issued, insured or guaranteed by the United States government or government agencies, or in money market funds having assets in excess of $50,000,000 which invest directly or indirectly in any of the foregoing. During the year's ended December 31, 2001 and 2000 the only temporary investment we had were bank money market accounts with balances of $68,000 and $1,400, respectively.

OTHER POLICIES

     We have not: (a) issued senior securities; (b) invested in the securities of other issuers for the purpose of exercising control; (c) invested in securities of other issuers, other than in temporary investments as described under "Investment Objectives and Policies - Temporary Investments"; (d) underwritten the securities of other issuers; or (e) offered securities in exchange for property.

     We have borrowed funds to make Distributions to our shareholders or to acquire additional Mortgage Investments. Our ability to borrow funds is subject to certain limitations set forth in the Declaration of Trust. See "Other Restrictions in Declaration of Trust - Restrictions on
Borrowing."

     Other than in connection with the purchase of Mortgage Investments, which may be deemed to be a loan from us to the borrower, we do not loan funds to any person or entity. Our ability to lend funds to the Advisor, a Trustee or Affiliates thereof is subject to certain restrictions as described in "Other Restriction in Declaration of Trust - Restrictions on Transactions with Affiliates."

     We do not sell property to the Advisor, a Trustee or Affiliates thereof at terms less favorable than could be obtained from a non-affiliated party. See "Other Restrictions in Declaration of Trust - Restrictions on Transactions With Affiliates."

     Although we do not invest in real property, but were we to, a majority of the Trustees would determine the consideration paid for such real property, based on the fair market value of the property. If a majority of the Independent Trustees determine, or if the real property is acquired from the Advisor, as Trustee or Affiliates thereof, such fair market value shall be determined by a qualified independent real estate appraiser selected by the Independent Trustees.

     We use our best efforts to conduct our operations so as not to be required to register as an investment company under the Investment Company Act of 1940 and so as not to be deemed a "dealer" in mortgages for federal income tax purposes. See "Federal Income Tax
Considerations."

     We do not engage in any transaction which would result in the receipt by the Advisor or its Affiliates of any undisclosed "rebate" or "give-up" or in any reciprocal business arrangement which results in the circumvention of the restrictions contained in the Declaration of Trust and in applicable state securities laws and regulations upon dealings between us and the Advisor and its Affiliates.

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

     In 2001 general and administrative expenses were 8.17% of income net of interest expense and 0.93% of weighted Average Invested Assets. By comparison, in 2000 were 8.94% of income net of interest expense and 0.87% of weighted Average Invested Assets.


LIMITATION ON ACQUISITION EXPENSES AND FEES

     The Total of Acquisition Fees and Acquisition Expenses shall be reasonable, and shall not exceed an amount equal to 6% of the purchase price of any Mortgage Investment. Notwithstanding the above, a majority of the Trustees not otherwise interested in the transaction may approve fees in excess of these limits if they determine the transaction to be commercially competitive, fair and reasonable to use. Fees paid to the Advisor for its services of sourcing suitable investments and managing our day-to-day operations in 2001 were based on a formula of 1/2 of 1% of the first $50,000,000 is Average Invested Assets and 1% in excess of that amount. Fees paid to the Advisor prior to 2001 were calculated at 3% of the unpaid principal balance of each Residential Mortgage and Contract for Deed acquired. However, notwithstanding the foregoing, the Acquisition Fees to be paid to the Advisor or our Affiliates for sourcing, evaluating, structuring and negotiating the acquisition terms of Mortgage Investments should not exceed 3.0% of the principal amount of each Mortgage Investment.

     In 2001 Fees paid to the Advisor were $249,000 or 2.56% of the unpaid principal balances of Residential Mortgages and Contracts for Deed and in 2000 Acquisition Fees were paid in the amount of $344,000 or 2.84% of the purchase price of the Residential Mortgages and Contracts for Deeds purchased.

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES

     Our Declaration of Trust imposes certain restrictions upon dealings between us and the Advisor, any Trustee or Affiliates thereof. In particular, the Declaration of Trust provides that we shall not engage in transactions with any Sponsor, the Advisor, a Trustee or Affiliates thereof, except to the extent that each transaction has, after disclosure of that affiliation, been approved or ratified by the affirmative vote of a majority of the Independent Trustees, not otherwise interested in that transaction, who have determined that (a) the transaction is fair and reasonable to us and our shareholders; (b) the terms of that transaction are at least as favorable as the terms of any comparable transactions made on arms length basis and known to the Trustees; and (c) the total consideration is not in excess of the appraised value of the property being acquired, if an acquisition is involved. As a result of the foregoing, a majority of the Independent Trustees, not otherwise interested in the transaction, will be required to approve the purchase of each Mortgage Investment that is purchased from a Sponsor, the Advisor or an Affiliate thereof, after determining that those purchases are made on terms and conditions that are no less favorable than those that could be obtained from independent third parties for mortgages with comparable terms, rates, credit risks and seasoning. The Advisory Agreement with the Advisor and the use of SCMI, an affiliate of the Advisor, to service the mortgage notes we acquire for an annual service fee equal to 0.5% of the outstanding principal balance of each note that it services for us have been approved by the Trustees.

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

RESTRICTIONS ON BORROWING

     We have borrowed funds to make Distributions to our Shareholders or to acquire additional Mortgage Investments. However, our ability to borrow funds is subject to the limitations set forth in the Declaration of Trust which provides that we may not incur indebtedness unless: (i) that indebtedness is not in excess of 50% of our Net Asset Value; or (ii) a majority of the Independent Trustees have determined that the indebtedness is otherwise necessary to satisfy the requirement that we distribute at least 90% of our REIT Taxable Income or is advisable to assure that we maintain our qualification as a REIT for federal income tax purposes. In addition, our aggregate borrowings, secured and unsecured, shall be reasonable in relation to our Net Assets and shall be reviewed by the Trustees at least quarterly. The maximum amount of those borrowings in relation to the Net Assets shall, in the absence of satisfactory showing that a higher level of borrowing is appropriate, not exceed 50%. Any excess over that 50% level shall be approved by a majority of Independent Trustees and disclosed to Shareholders in our next quarterly report, along with justification for that excess.

     During the year's ended 2001 and 2000 our borrowings never exceeded the limits set above and were 1.40% and 20.84% of our Net Asset Value at year's end, respectively.


                                 COMPETITION

     We believe that our principal competition in the business of acquiring and holding Mortgage Investments is financial institutions such as banks, savings and loans, life insurance companies, institutional investors such as mutual funds and pension funds, and certain other mortgage REITs. While most of these entities have significantly greater resources than we do, we anticipate that we are able to compete effectively and generate relatively attractive rates of return for stockholders due to our relatively low level of operating costs, our relationships with our sources of Mortgage Investments and the tax advantages of our REIT status. The existence of these competitive entities, as well as the possibility of additional entities forming in the future, may increase the competition for the acquisition of Mortgage Investments, resulting in higher prices and lower yields on those Mortgage Investments.


                                 EMPLOYEES

     Under the terms of the Advisory Agreement between us and our Advisor, day-to-day operations are the responsibility of the Advisor and as such it provides the manpower to accomplish those tasks. As of January 1, 2001 our President, Cricket Griffin, was an employee of the Advisor. Three additional employees of the Advisor are involved in our day-to-day operations.

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

     2. Increased Risk of Default in Non-Conforming Loans. We are in the business of lending money and, as such, take the risk of defaults by the borrower. Most, if not all, of the Residential Mortgages and Contracts for Deed that we purchase are not insured or guaranteed by a federally owned or guaranteed mortgage agency and will involve borrowers who do not satisfy all of the income ratios, credit record criteria, loan-to-value ratios, employment history and liquidity requirements of conventional mortgage financing. See "Investment Objectives and Policies
- Investment Policy". Accordingly, the risk of default by the borrower in those "non-conforming loans" is higher than the risk of default in loans made to persons who qualify for conventional mortgage financing.
If the borrower defaults on a Residential Mortgage, we may be forced to purchase the property at a foreclosure sale. If the borrower defaults on a Contract for Deed, we may be forced to forfeit or cancel the borrower's interest in that Contract for Deed and eliminate the borrower's interest in that property. If we cannot quickly sell or refinance that property, and the property does not produce any significant income, our profitability will be adversely affected. See "Risk Factors - Risk of Loss on Non-Insured, Non-Guaranteed Mortgage Loans" and "Risk Factors - Bankruptcy of Borrowers May Delay or Prevent Recovery".

     3. Fees Payable to the Advisor and Affiliates. The Advisor and its Affiliates receive substantial compensation from the sale of our Shares and our operations, including: (1) commissions paid to the Selected Broker Dealers and Fees paid to the Advisor; (2) loan servicing fees payable to SCMI on Residential Mortgages and Contracts for Deed; (3) real estate brokerage commissions; and (4) a Subordinated Incentive Fee payable to the Advisor. These fees, other than the Subordinated Incentive Fee, is payable even if we are not profitable. The structure of those fees may cause conflicts of interest between us, the Advisor and its Affiliates. In addressing these conflicts of interest, the Trustees, the President and the Advisor are required to abide by their fiduciary duties to us and our shareholders.

     4. Purchase of Mortgage Investments from Affiliates. We acquire our Mortgage Investments from several sources, including SCMI and CRC, Affiliates of the Advisor. See "Item 9." The total amount of Mortgage Investments that we will acquire from SCMI and CRC cannot be determined at this time and depends upon the amount of funds we have available to invest and the amount of Mortgage Investments that are available from SCMI and CRC or other sources at the time we have funds to invest. At this time, SCMI and CRC are the only Affiliates that are expected to sell Mortgage Investments to us.

     Due to the affiliation between the Advisor, SCMI and CRC and the fact that SCMI and CRC may make a profit on the sale of Mortgage Investments to us, the Advisor has a conflict of interest in determining if Mortgage Investments should be purchased from SCMI or CRC or unaffiliated third parties. However, all Mortgage Investments purchased from SCMI, CRC or other Affiliates are at prices no higher than those that are paid to unaffiliated third parties for mortgages with comparable terms, rates, credit risks and seasoning.

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

     6. Competition for the Time and Services of Common Officers and Trustees. We rely on the Advisor and its Affiliates for supervision of the management of our operations. In the performance of their duties, the officers, directors and employees of the Advisor and its Affiliates may, for their own account or that of others, originate mortgages and acquire investments similar to those that we purchase. The Trustees also may act as trustees, directors or officers, or engage in other capacities, in other REITs or limited partnerships, and may acquire and originate similar Mortgage Investments for their own account or that of others. Accordingly, conflicts of interest may arise in operating more than one entity with respect to allocating time between those entities. Our Trustees, President and Advisor will devote such time to our affairs and to the other entities in which they are involved as they determine in their sole discretion to be necessary for our benefit and the benefit of those other entities. In exercising that discretion, they must act in good faith and in compliance with their fiduciary obligations to us.

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

     10. Lack of Diversification. We will sell a maximum of 5,750,000 Shares to the public in our current offering of Shares. As of December 31, 2001 we had issued 817,426 of those Shares resulting in Gross Proceeds of $16,349,000. We can terminate the offering at any time in our sole discretion for any reason whatsoever. In the event we do not sell any additional Shares, our ability to reduce our risk of loss by spreading that risk over a larger number of Mortgage Investments would be reduced.

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

     12. Delays in Investment Could Reduce Return to Investors. We may be delayed in making Mortgage Investments due to delays in the completion of the underwriting process, delays in obtaining the necessary purchase documentation, a shortage of suitable investments or other factors. During the time our funds are held pending investment in Mortgage Investments, those funds are invested in temporary investments. Temporary investment of funds pending investment in Mortgage Investments may result in a lower rate of return.

     13. Shareholders Must Rely on Management. The Trustees are responsible for our management, and employ our President to manage our day-to-day affairs. The Trustees retain the Advisor to use its best efforts to seek out and present to us a sufficient number of suitable investment opportunities which are consistent with our investment policies and objectives and consistent with such investment programs as the Trustees may adopt from time to time in conformity with the Declaration of Trust. The Trustees have initially delegated to the Advisor, subject to the supervision and review of the Trustees and consistent with the provisions of our Declaration of Trust, the power and duty to: (1) develop underwriting criteria and a model for our investment portfolio; (2) acquire, retain or sell Mortgage Investments; (3) seek out, present and recommend investment opportunities consistent with our investment policies and objectives, and negotiate on our behalf with respect to potential investments or the disposition thereof; (4) pay our debts and fulfill our obligations, and handle, prosecute and settle any of our claims, including foreclosing and otherwise enforcing mortgages and other liens securing investments; (5) obtain for us such services as may be required for mortgage brokerage and servicing and other activities relating to our investment portfolio; (6) evaluate, structure and negotiate prepayments or sales of Mortgage Investments; (7) from time to time, or as requested by the Trustees, make reports to us as to its performance of the foregoing services and (8) to carry out all other aspects of our day-to-day operations. Our success will, to a large extent, depend on the quality of the management provided by the Advisor, particularly as it relates to evaluating the merits of proposed investments. Although our shareholders elect our Trustees annually, shareholders have no right or power otherwise to take part in our management, except to the extent permitted by the Declaration of Trust. Accordingly, no person should purchase any of the Shares offered hereby unless he is willing to entrust all aspects of the management and control of our business to the Trustees, the President and the Advisor. See "Item 9."

     14. Limited Ability to Meet Fixed Expenses. Our operating expenses, servicing and administration expenses payable to an Affiliate and unaffiliated mortgage servicers and the Independent Trustees, must be met regardless of our profitability. We are also obligated to distribute 90% of our REIT Taxable Income (which may under certain circumstances exceed our Cash Flow) in order to continue to qualify as a REIT for federal income tax purposes. Accordingly, it is possible that we may be required to borrow funds or liquidate a portion of our investments in order to pay our expenses or to make the required cash distributions to shareholders. Although we generally may borrow funds, there can be no assurance that those funds will be available to the extent, and at the time, required by us.

     15. Investment Company Regulatory Considerations. We are not a mutual fund or any other type of investment company subject to the registration and regulatory provisions of the Investment Company Act of 1940 (the "Investment Company Act"). The Trustees will attempt to monitor the proportion of our portfolio that is placed in various investments so that we do not come within the definition of an investment company under the Investment Company Act. As a result, we may have to forego certain investments that would produce a more favorable return.

     16. Anti-Takeover Considerations and Restrictions on Share Accumulation. Provisions of the Maryland corporation law that apply to us make it more difficult for others to engage in a business combination with us and place restrictions on persons acquiring more than 10% of our outstanding Shares. Further, in order for us to qualify as a REIT, no more than 50% of the outstanding Shares may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of our taxable year. To ensure that we will not fail to qualify as a REIT under this test, our Declaration of Trust grants the Trustees the power to place restrictions on the accumulation of Shares and provides that Shares held by one shareholder in excess of 9.8% of the total Shares outstanding no longer entitle the shareholder to vote or receive Distributions. While these restrictions are designed to prevent any five individuals from owning more than 50% of the Shares, they would also discourage others from attempt to gain control of us. The restrictions and provisions under law and these adopted by us may also (1) deter individuals and entities from making tender offers for Shares, which offers may be attractive to shareholders or (2) limit the opportunity for shareholders to receive a premium for their Shares in the event an investor is making purchases of Shares in order to acquire a block of Shares. At December 31, 2001, the largest single shareholding under the control of one shareholder was 3.26% of our outstanding shares.

     17. Limited Liability of Trustees And Officers. Our Declaration of Trust provides that our Trustees and officers shall have the fullest limitation on liability permitted by the laws of the State of Maryland. Pursuant to the Maryland statute under which we were formed, a Trustee is not personally liable for our obligations except, if a Trustee otherwise would be liable, that provision does not relieve the Trustee from any liability to us or our shareholders for any act that constitutes: (1) bad faith; (2) willful misfeasance; (3) gross negligence; or (4) reckless disregard of the Trustee's duties. However, as permitted by the Maryland statute, our Declaration of Trust further limits the liability of our Trustees and officers by providing that the Trustees and the officers shall be liable to us or our shareholders only (1) to the extent the Trustee or officer actually received an improper benefit or profit in money, property or services, in which case any such liability shall not exceed the amount of the benefit or profit in money, property or services actually received; or (2) to the extent that a judgment or other final adjudication adverse to such Trustee or officer is entered in a proceeding based on a finding in the proceeding that such Trustee's or officer's action or failure to act was the result of active and deliberate dishonesty and was material to the cause of action adjudicated in the proceeding. In all situations in which the limitations of liability contained therein apply, the remedies available to us or to our shareholders shall be limited to equitable remedies, such as injunctive relief or rescission, and shall not include the right to recover money damages. As a result of that limitation on liability, we and our shareholders may be limited in our ability to recover from our Trustees and officers for any damages caused by a breach of the duties those persons owe to us.

     18. Majority Rule Prevails. Shareholders by a majority vote may take certain actions, including termination of our existence or approving amendments to our Declaration of Trust, except for such actions and amendments that require supermajority approval. Any such change, if approved by the holders of the requisite number of Shares, would be binding on all non-consenting shareholders. Certain of these provisions may discourage or make it more difficult for a person to acquire control of us or to effect a change in our operation.

     19. Short Term Investments; Fixed Rate Trading. Pending acquisition of Mortgage Investments, we are authorized to invest our funds in short-term investments. We view short-term investments as those with a maturity date that is less than 2 years. We expect to dispose of those short-term investments in order to acquire Mortgage Investments and may incur a loss upon such disposition. Additionally, we acquire fixed rate instruments for both short-term investments and Mortgage Investments. We may dispose of these fixed rate instruments, for, among other purposes, acquiring other Mortgage Investments, or liquidating our portfolio.

     20. Risk of Potential Future Offerings. We may in the future increase our capital resources by making additional offerings of Shares on terms deemed advisable by our Trustees. Depending upon the terms upon which any additional Shares might be offered, the effect of additional equity offerings may be the dilution of the equity of our shareholders or the reduction of the price of our Shares, or both. We are unable to estimate the amount, timing or nature of additional offerings as they will depend upon market conditions and other factors.

B.  OPERATIONS RISKS

     21. Economic Risks. The results of our operations are affected by various factors, many of which are beyond our control. The results of our operations depend on, among other things, the level of net interest income generated by our Mortgage Investments, the market value of those Mortgage Investments and the supply of and demand for those Mortgage Investments. Our net interest income varies primarily as a result of changes in short-term interest rates, borrowing costs and prepayment rates, the behavior of which involve various risks and uncertainties as set forth below. Interest rates, borrowing costs and credit losses depend upon the nature and terms of the Mortgage Investments, the geographic location of the properties securing the Mortgage Investments, conditions in financial markets, the fiscal and monetary policies of the United States government and the Board of Governors of the Federal Reserve System, international economic and financial conditions, competition and other factors, none of which can be predicted with any certainty. Because changes in interest rates may affect our activities, our operating results depend, in large part, upon our ability effectively to manage our interest rate risks while maintaining our status as a REIT.
 See "Risk Factors - Fluctuations in Interest Rates May Affect Return on Investment".

     22. Fluctuations In Interest Rates May Affect Return On Investment. Recent years have demonstrated that mortgage interest rates are subject to abrupt and substantial fluctuations. If prevailing interest rates rise above the average interest rate being earned by our Mortgage Investments, investors may be unable to quickly liquidate their investment in order to take advantage of higher returns available from other investments. See "Risk Factors - Lack of Liquidity". Furthermore, interest rate fluctuations may have a particularly adverse effect if we used money borrowed at variable rates to fund fixed rate Mortgage Investments. In that event, if prevailing interest rates rise, our cost of money could exceed the income we earned from that money, thus reducing our profitability or causing losses through liquidation of Mortgage Investments in order to repay the debt on the borrowed money or default if we cannot cover the debt on the borrowed money.

     23. Risk of Loss on Non-Insured, Non-Guaranteed Mortgage Loans. We generally do not intend to obtain credit enhancements for our Mortgage Investments, because the majority, if not all, of those mortgage loans will be "non-conforming" in that they will not meet all of the underwriting criteria required for the sale of the mortgage loan to a federally owned or guaranteed mortgage agency. Accordingly, during the time we hold Mortgage Investments for which third party insurance is not obtained, we will be subject to the general risks of borrower defaults and bankruptcies and special hazard losses that are not covered by standard hazard insurance (such as those occurring from earthquakes or floods). In the event of a default on any Mortgage Investment held by us, including, without limitation, defaults resulting from declining property values and worsening economic conditions, we would bear the risk of loss of principal to the extent of any deficiency between the value of the related mortgage property and the amount owing on the mortgage loan.
 Defaulted mortgage loans would also cease to be eligible collateral for borrowings and would have to be financed by us out of other funds until those loans are ultimately liquidated, which could cause increased financing costs and reduced net income or a net loss. See "Certain Legal Aspects of Mortgage Loans".

     24. Bankruptcy Of Borrowers May Delay Or Prevent Recovery. The recovery of money owed to us may be delayed or impaired by the operation of the federal bankruptcy laws. Any borrower has the ability to delay a foreclosure sale for a period ranging from a few months to several months or more by filing a petition in bankruptcy, which automatically stays any actions to enforce the terms of the loan. The length of this delay and the costs associated therewith will generally have an adverse impact on our profitability. See "Certain Legal Aspects of Mortgage Loans".

     25. Ability to Acquire Mortgage Investments; Competition and Supply. In acquiring Mortgage Investments, we will compete with other REITs, investment banking firms, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, other lenders, Ginnie Mae, Fannie Mae, Freddie Mac and other entities purchasing Mortgage Investments, most of which will have greater financial resources than we do. In addition, there are mortgage REITs similar to us, and others may be organized in the future. Some of these entities can be expected to have substantially greater experience in originating or acquiring Mortgage Investments than the Advisor and we have. The effect of the existence of additional potential purchasers of Mortgage Investments may be to increase competition for the available supply of Mortgage Investments suitable for purchase by us. See also "Conflicts of Interest - Competition with Affiliates for the Purchase and Sale of Mortgage Investments".

     26. Environmental Liabilities. In the event that we are forced to foreclose on a defaulted Mortgage Investment to recover our investment, we may be subject to environmental liabilities in connection with that real property which may cause its value to be diminished. While we intend to exercise due diligence to discover potential environmental liabilities prior to the acquisition of any property through foreclosure, hazardous substances or wastes, contaminants, pollutants or sources thereof (as defined by state and federal laws and regulations) may be discovered on properties during our ownership or after a sale of that property to a third party. If those hazardous substances are discovered on a property, we may be required to remove those substances or sources and clean up the property. There can be no assurances that we would not incur full recourse liability for the entire cost of any removal and clean up, that the cost of that removal and clean up would not exceed the value of the property or that we could recover any of those costs from any third party. We may also be liable to tenants and other users of neighboring properties. In addition, we may find it difficult or impossible to sell the property prior to or following any such clean up. See "Certain Legal Aspects of Mortgage Loans - Environmental Risks".

     27. Risk of Leverage. Subject to certain restrictions, including the affirmative vote of the Independent Trustees, we are allowed to incur financing with respect to the acquisition of Mortgage Investments in an aggregate amount not to exceed 50% of our Net Assets. The effect of leveraging is to increase the risk of loss. The higher the rate of interest on the financing, the more difficult it would be for us to meet our obligations and the greater the chance of default. That financing may be secured by liens on our Mortgage Investments. Accordingly, we could lose our Mortgage Investments if we default on the indebtedness.
To the extent possible, that debt will be of non-recourse type, meaning that we will be liable for any deficiency between the proceeds of a sale or other disposition of the Mortgage Investments and the amount of the debt

     28. Reliance On Appraisals Which May Not Be Accurate Or Which May Be Affected By Subsequent Events. Since we are an "asset" rather than a "credit" lender, we will rely primarily on the real property securing the Mortgage Investments to protect our investment. Thus, we will rely on appraisals and Broker Price Opinions ("BPO's"), to determine the fair market value of real property used to secure the Mortgage Investments we purchase. No assurance can be given that such appraisals or BPO's will, in any or all cases, be accurate. Moreover, since an appraisal or BPO is given with respect to the value of real property at a given point in time, subsequent events could adversely affect the value of real property used to secure a loan. Such subsequent events may include general or local economic conditions, neighborhood values, interest rates and new construction. Moreover, subsequent changes in applicable governmental laws and regulations may have the effect of severely limiting the permitted uses of the property, thereby drastically reducing its value. Accordingly, if an appraisal is not accurate or subsequent events adversely effect the value of the property, the Mortgage Investment would not be as secure as anticipated, and, in the event of foreclosure, we may not be able to recover our entire investment.

     29. Mortgages May Be Considered Usurious. Most, if not all, of the Mortgage Investments we will purchase will not be exempt from state usury laws and thus there exists some uncertainty with respect to mortgage loans in states with restrictive usury laws. However, we anticipate that we will only purchase Mortgage Investments if they provide that the amount of the interest charged thereon will be reduced if, and to the extent that, the interest or other charges would otherwise be usurious. See "Certain Legal Aspects of Mortgage Loans - Applicability of Usury Laws".

     30. Risks of Bankruptcy of Mortgage Servicer. Our Residential Mortgages and Contracts for Deed are serviced by SCMI or by other entities. We intend to obtain fidelity bonds and directors' and officers' indemnity insurance to lower risks of liability from the actions of such entities. However, there may be additional risks in the event of the bankruptcy or insolvency of any of those entities or in the event of claims by their creditors. Those additional risks which would not be present if we were qualified in all instances to service our Residential Mortgages and Contracts for Deed directly. For example, SCMI will, from time to time, receive on our behalf, payments of principal, interest, prepayment premiums and sales proceeds. In the event of bankruptcy or insolvency of SCMI, its creditors could seek to attach those funds to pay of their claims against SCMI. That could delay payment of those funds to us. If SCMI or any other entities acting on our behalf hold these payments in segregated accounts as they are contractually obligated to do, then the Advisor believes any such claim should be resolved in our favor as the beneficial owner.

C.  TAX RISKS

     31. Material Tax Risks Associated With Investment In Shares. An investment in Shares involves material tax risks. Each prospective purchaser of Shares is urged to consult his own tax adviser with respect to the federal (as well as state and local) income tax consequences of that investment. For a more detailed description of the tax consequences of an investment in Shares see "Federal Income Tax Considerations".

     32. Risk of Inability to Qualify as a REIT. We were organized and conduct our operations in a manner that we believe will enable us to be taxed as a REIT under the Internal Revenue Code (the "Code"). To qualify as a REIT, and thereby avoid the imposition of federal income tax on any income we distribute to our shareholders, we must continually satisfy three income tests, two asset tests and one distribution test. See "Federal Income Tax Considerations - Qualification as a REIT". We have received an opinion of our legal counsel that it is more likely than not that we will qualify as a REIT. See "Risk Factors - Limitations on Opinion of Counsel as to Tax Matters" and "Federal Income Tax Considerations - General".

     If, in any taxable year, we fail to distribute at least 90% of our taxable income, we would be taxed as a corporation and distributions to our shareholders would not be deductible in computing our taxable income for federal income tax purposes. Because of the possible receipt of income without corresponding cash receipts due to timing differences that may arise between the realization of taxable income and net cash flow (e.g. by reason of the original issue discount rules) or our payment of amounts which do not give rise to a current deduction (such as principal payments on indebtedness) it is possible that we may not have sufficient cash or liquid assets at a particular time to distribute 90% of our taxable income. In that event, we could declare a consent dividend or we could be required to borrow funds or liquidate a portion of our investments in order to pay our expenses, make the required Distributions to shareholders, or satisfy our tax liabilities, including the possible imposition of a 4 percent excise tax. There can be no assurance that those funds will be available to the extent, and at the time, required by us. In the event of any adjustment of deductions of gross income by the IRS we could declare a deficiency dividend. See "Federal Income Tax Considerations - Qualification as a REIT - Distributions to Shareholders".

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

     33. Restrictions on Maximum Share Ownership. In order for us to qualify as a REIT, no more than 50% of the outstanding Shares may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of our taxable year. To ensure that we will not fail to qualify as a REIT under this test, our Declaration of Trust grants the Trustees the power to place restrictions on the accumulation of Shares. These restrictions may (1) deter others from making tender offers for Shares, which offers may be attractive to shareholders or (2) limit the opportunity for shareholders to receive a premium for their Shares in the event an investor is making purchases of Shares in order to acquire a block of Shares. See "Risk Factors - Anti-Takeover Considerations and Restrictions on Share Accumulation".

     34. Limitations on Opinion of Counsel as to Tax Matters. As set forth more fully in "Federal Income Tax Considerations - General", our attorneys have expressed their opinion based on the facts described in our prospectus, on the Declaration of Trust, and on certain representations by us and the Advisor, that it is more likely than not
(1) that we will qualify as a REIT; and (2) that Distributions to a Shareholder which is a Tax-Exempt Entity will not constitute unrelated business taxable income ("UBTI"), provided that Shareholder has not financed the acquisition of its Shares with "acquisition indebtedness" within the meaning of the Code. Our attorneys have not given an opinion as to certain other issues because of the factual nature of those issues or the lack of clear authority in the law. Accordingly, there may be a risk that our treatment of certain tax items could be challenged by the IRS and that we or our shareholders could be adversely affected as a result. It should be noted, in any event, that our attorneys' opinions are based on existing laws, judicial decisions and administrative regulations, rulings and practice, all of which are subject to change, which may be retroactive, and, further, are not in all cases binding on the IRS.

D.  ERISA RISKS

     35. Risks Of Investment By Tax-exempt Investors. If you are a plan fiduciary of a trust of a pension or profit-sharing plan qualified under
Section 401(a) of the Code and exempt from tax under Section 501(a), you should consider the following items before deciding whether to purchase
Shares: (1) whether the investment satisfies the diversification requirements of Section 404(a)(3) of the Employee Retirement Income Security Act of 1974 ("ERISA"); (ii) whether the investment is prudent, since Shares are not freely transferable and there may not be a market created in which you can sell or otherwise dispose of the Shares; (iii) whether interests in us or the underlying assets owned by us constitute "plan assets" for purposes of Section 4975 of the Code and (iv) whether the "prohibited transaction" rules of ERISA would apply and prohibit certain of the contemplated transactions between us and the Advisor or its Affiliates. ERISA requires that the assets of a plan be valued at their fair market value as of the close of the plan year, and it may not be possible to adequately value the Shares from year to year, since there will not be a market for the Shares and the appreciation of any property may not be shown in the value of the Shares until we sell or otherwise dispose of our investments. See "ERISA Considerations".


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


     DISTRIBUTIONS TO SHAREHOLDERS. Each year, we must distribute to our shareholders an amount equal to (a) 90% of the sum of (i) our REIT Taxable Income (defined below) before deduction of dividends paid and excluding any net capital gain and (ii) the excess of net income from "foreclosure property" (described above in "Sources of Income") over the tax on such income, minus (b) any "excess non-cash income" (income attributable to leveled stepped rents, original issue discount on purchase money debt, or a like kind exchange that is later determined to be taxable) (the "90% Distribution Test").

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

     Dividends that are either (1) paid during the taxable year or (2) declared before our tax return for the taxable year must be filed (including extensions) and paid within 12 months of the end of such taxable year and no later than our next regular distribution payment, are considered distributions for purposes of the 90% Distribution Test.
Those dividends are taxable to our shareholders (other than Tax-Exempt Entities) in the years in which they are paid, even though they reduce our REIT Taxable Income for the year in which declared. However, See "Taxation of the Company" for discussion of an excise tax provision, which could require us to distribute our fourth quarter dividend in each year on or before January 31st of the following year.

     We make Distributions to our shareholders on a monthly basis sufficient to meet the 90% Distribution Test. Because of (1) the possible receipt of income from certain sources without corresponding cash receipts, (2) timing differences that may arise between the realization of taxable income and net cash flow (e.g. as a result of the original issue discount rules), and (3) possible adjustments by the IRS to deductions and gross income reported by us, it is possible that we may not have sufficient cash or liquid assets at a particular time to distribute 90% of our REIT Taxable Income. In such event, we may attempt to declare a consent dividend, which is a hypothetical distribution to shareholders out of our earnings and profits. The effect of such a consent dividend, to those shareholders who agree to such treatment, and as long as such consent dividend is not preferential, would be that those shareholders would be treated for federal income tax purposes as if that amount had been paid to them in cash and they had then immediately contributed that amount back to us as additional paid-in capital. This would result in taxable income distribution but would also increase their tax basis in their Shares by the amount of the taxable income recognized.

     If we fail to meet the 90% Distribution Test due to an adjustment to our income by reason of a judicial decision or by agreement with the IRS, we may pay a "deficiency dividend" to shareholders in the taxable year of the adjustment, which would relate back to the year being adjusted. In that case, we would also be required to pay interest plus a penalty to the IRS. However, a deficiency dividend cannot be used to meet the 90% Distribution Test if the failure to meet that test was not due to a later adjustment to our income but rather was attributable to our failure to distribute sufficient amounts to our shareholders. If we cannot declare a consent dividend or if we lack sufficient cash to distribute 90% of our REIT Taxable Income or to pay a "deficiency dividend" in appropriate circumstances, we could be required to borrow funds or liquidate a portion of our investments in order to pay our expenses, make the required cash Distributions to shareholders, or satisfy our tax liabilities. There can be no assurance that those funds will be available to the extent, and at the time, that we would require them.

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

TAXATION OF TAXABLE SHAREHOLDERS

     Dividend Income. Distributions we pay to our shareholders are taxable to shareholders who are not Tax-Exempt Entities as ordinary income to the extent of our current or accumulated earnings and profits. Distributions we pay, which are designated as capital gains dividends by us, will be taxed as long-term capital gains to taxable shareholders to the extent that they do not exceed our actual net capital gain for the taxable year. Shareholders that are corporations may be required to treat up to 20% of any such capital gains dividends as ordinary income. Such Distributions, whether characterized as ordinary income or as capital gain, are not eligible for the 70% dividends received deduction for corporations.

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

     "Advisory Agreement" shall mean the agreement between the Advisor and us pursuant to which the Advisor will act as our investment advisor and manage our day-to-day operations for which they will be paid a management fee.

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

     "Organization and Offering Expenses" shall mean all expenses incurred by and to be paid from our assets in connection with and in preparing ourselves for registration and subsequently offering and distributing the Shares to the public, including, but not limited to, total underwriting and brokerage discounts and commissions (including fees of the underwriters' attorneys), expenses for printing, engraving, mailing, salaries of employees while engaged in sales activity, charges of transfer agents, registrars, trustees, escrow holders, depositaries, experts, expenses of qualification of the sale of the securities under Federal and State laws, including taxes and fees, accountants' and attorneys' fees. For the purposes of determining "Organization and Offering Expenses", any volume discounts that are given by the Company may be deemed to be part of the selling commissions paid to brokers for selling the Shares.

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

     "Selected Dealers" shall mean the dealer members of the National Association of Securities Dealers, Inc. that are designated to participate in the sale of the Shares.

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



ITEM 2. DESCRIPTION OF PROPERTY.

                             OFFICE LEASE

     We entered into a lease agreement with South Central Mortgage, Inc., as agent for Todd Etter, building owner, and an affiliate, with a term of 36 months commencing January 15, 2000 at a monthly rent of $5,409. We further entered into a sub-lease agreement with South Central Mortgage, Inc. wherein they are subleasing approximately 2,500 square feet of lease space from us with the same term at a rate of $4,668 per month. The sub-lease rental rate is approximately 5% higher than the amount paid by us to the affiliate. As of January 1, 2001 our Advisor assumed the obligation for the lease under the terms of the Advisory Agreement.

                          MORTGAGE INVESTMENTS

     Our primary investment policy is to purchase Mortgage Investments secured by single-family homes. A significant portion of the home buying public is unable to qualify for government insured or guaranteed or conventional mortgage financing. Strict income ratios, credit record criteria, loan-to-value ratios, employment history and liquidity requirements serve to eliminate traditional financing alternatives for many working class homebuyers. A large market of what are referred to as "B", "C", "D", and "DD" grade mortgage notes has been generated through utilization of non-conforming underwriting criteria for those borrowers who do not satisfy the underwriting requirements for government insured or guaranteed or conventional mortgage financing. Although there is no industry standard for the grading of those non-conforming loans, the grade is primarily based on the credit worthiness of the borrower. We acquire what we consider to be "B", "C" and "D" grade mortgage loans. Typically non-conforming notes bear interest at above market rates consistent with the perceived increased risk of default. In practice, non-conforming notes experience their highest percentage of default in the initial 12 months of the loan. We attempt to reduce the rate and expense of early payment defaults through the adherence to investment policies that require any person who sells us a note with a payment history of less than 12 months to replace or repurchase any non-performing note and reimburse us for any interest, escrows, foreclosure, eviction, and property maintenance costs. In addition to investing in Residential Mortgages and Contracts for Deed, we will also invest funds in Interim Mortgages which are loans of 12 months or less in term that are made to investors for the purchase, renovation and sale of single-family homes. For more information regarding our investment policies, See "Investment Objectives and Policies" contained in Item 1 of this Form 10-KSB.

MORTGAGE INVESTMENTS AT YEAR END

The following table sets forth certain information about our portfolio of Mortgage Investments in the aggregate as of December 31, 2001 and 2000.

                                                    December 31,
                                            2001                 2000
                                            -------------------------
RESIDENTIAL MORTGAGES
Number                                          593              541
Interest rate                                11.67%           11.50%
Principal balance (1)                   $27,360,000      $24,882,000
Remaining term in months (1)                    334              336
Current yield (1)                            12.02%           11.91%
Investment-to-value ratio (1)(2)             82.24%           83.30%

CONTRACTS FOR DEED
Number                                          261              188
Interest rate                                11.98%           11.92%
Principal balance (1)                   $12,220,000       $8,587,000
Remaining term in months (1)                    350              354
Current yield (1)                            12.06%           12.05%
Investment-to-value ratio (1)(2)             87.40%           87.90%

INTERIM MORTGAGES
Number                                          391              183
Interest rate                                12.96%           12.75%
Principal balance (1)                   $17,530,000       $6,453,000
Remaining term in months: less than(1)           12               12
Current yield (1)                            13.14%           12.93%
Investment-to-value ratio (1)(2)             55.92%           54.00%

(1) These amounts were determined at the time the Mortgage Investments were purchased.

(2) The investment-to-value ratio is determined at the time a Mortgage Investment is bought and is determined by dividing the amount paid to buy that Mortgage Investment by the value of the underlying real estate that is security for that Mortgage Investment.

DEFAULTS

     As part of our agreement to acquire notes from SCM, SCM agrees to repurchase, at no loss to us, any note that is in default for a period up to one year after acquisition. SCM may satisfy its repurchase requirement by either assigning to us replacement note or by funding the lost interest, tax and insurance escrow payments, as well as any costs we may incur related to curing the default. At December 31, 2001, approximately one-third of our portfolio consisted of notes with recourse agreements. We began 2001 with 33 defaulted loans, had an additional 55 loans default, sold 11 outright, sold 23 to new borrowers and ended the year with 54 defaulted loans. The resold properties resulted in a slight gain in 2001 and 2000. Of the 54 properties vacant at December 31, 2001, 23 are covered under a recourse agreement. The potential loss of interest on the remaining 31 is approximately $460 per month for every month that the property is defaulted plus foreclosure, repair and remarketing expenses less any amount in excess of the loan balance realized from a sale of the property. Of the properties that have been resold, the average length of default is 8 months. Potential loss of interest per property would then be approximately $3,200 if we fail to recover interest upon the resale of a defaulted loan. No provision for loan losses has been provided as we believe our exposure to losses as of December 31, 2001 and 2000 was nominal.

     By comparison, at the 2000 year-end approximately one-half of our Residential Mortgages and Contracts for Deed consisted of notes with recourse agreements. We began the year with 29 defaulted loans, had an additional 52 loans default during 2000, sold 5 outright, sold 43 to new borrowers, and ended the year with 33 defaulted loans. A slight gain from outright sale and resale of property was recorded in 2000. Of the 33 properties vacant at year-end 17 are covered under a recourse agreement. The potential loss of interest on the remaining 16 is approximately $416 per month for every month that the property is defaulted plus foreclosure, repair and remarketing expenses less any amount in excess of the loan balance realized from a sale of the property. Of the Company's properties that have been resold, the average length of default is 6 months. Potential loss of interest per property would then be approximately $2,500 if we fail to recover interest upon the resale of a defaulted loan.


GEOGRAPHIC LOCATION

     All of the properties that are security for the Mortgage Investments are located in Texas, except one, which is located in Washington. Each of the properties is adequately covered by a mortgagee's title insurance policy and hazard insurance.


ITEM 3. LEGAL PROCEEDINGS.

     We are aware of no threatened or pending legal action or litigation that individually or in the aggregate could have a material effect on us.


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

     As a result, shareholders may find that it is difficult to sell their Shares and realize a return on their investment. We plan to list the Shares on a national securities exchange or over-the-counter market within three to five years, if market conditions are favorable. As an alternative means of facilitating the sale of Shares and providing limited liquidity for our shareholders, we adopted a Share Repurchase Plan in 2001. Provided we have sufficient funds available, shareholders as a group may request that we on a quarterly basis to redeem the greater of (1) $250,000 or (2) an amount equal to our proceeds received from reinvestment of distributions for that quarter. In the event that more Shares are presented for repurchase than we have available funds under those limitations, we will repurchase Shares on a pro-rata basis. If a shareholder has held his Shares for at least two years, we will repurchase them for $20 per Share. If held for less than two years, we will pay $18 per Share.

                              SHAREHOLDERS

     As of December 31, 2001 we had 3,290,024 shares outstanding, held by 1,414 beneficial owners and by 1,050 shareholders of record. By comparison as of December 31, 2000, we had 1,884,043 shares outstanding, held by 892 beneficial owners and by 692 shareholders of record. No shareholder owned or had control of 5% of more of our shares. As of December 31, 2001 our largest holding under one shareholder's was 3.26% of our shares outstanding. By comparison at December 31, 2000 the largest single shareholder controlled 4.25% of our outstanding shares.

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

     Distributions to Shareholders are generally subject to taxation as ordinary income, although a portion of those Distributions may be designated by us as capital gain or may constitute a tax-free return of capital. We do not intend to declare dividends that would result in a return of capital. Any Distribution to Shareholders of income or capital assets from us will be accompanied by a written statement disclosing the source of the funds distributed. If, at the time of distribution, this information is not available, a written explanation of the relevant circumstances will accompany the Distribution and the written statement disclosing the source of the funds distributed will be sent to the Shareholders not later than 60 days after the close of the fiscal year in which the Distribution was made. In addition, we will annually furnish to each of our stockholders a statement setting forth Distributions paid during the preceding year and their characterization as ordinary income, capital gains, or return of capital.

     We began making distributions to our shareholders on September 29, 1997. Monthly distributions have continued each month thereafter. At year-end we had paid 53 consecutive monthly dividends. Distributions for the year ended December 31, 2001 and 2000 resulted in an annualized rate of return for Shareholders of 10.00% and 10.01%, respectively. Dividends paid per weighted share outstanding were $1.96 and $2.01 per share for 2001 and 2000, respectively.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE
COMPANY

     The following table sets forth certain information about the Mortgage Investments that we purchased during the periods set forth below.

                                                  Years Ended
                                                  December 31,
                                        2001                      2000
                                        ------------------------------
RESIDENTIAL MORTGAGES
Purchase price                          $ 5,085,000        $ 9,941,000
Total number                                    111                207
Number purchased from affiliates                 13                 48
Number purchased from other sources              98                159
Blended interest rate                        12.63%             11.63%
Aggregate principal balance             $ 5,118,000        $10,079,000
Average principal balance                   $46,000            $48,700
Remaining term in months (1)                    328                331
Current yield (1)                            12.71%             11.79%
Purchase Price as a percentage of UPB        99.36%             98.63%
Investment-to-value ratio (1)(2)             75.55%             84.30%

CONTRACTS FOR DEED
Purchase price                          $ 4,005,000        $ 2,072,000
Total number                                     82                 42
Number purchased from affiliates                  2                  8
Number purchased from other sources              80                 34
Blended interest rate                        11.85%             11.74%
Aggregate principal balance             $ 4,015,000        $ 2,090,000
Average principal balance                   $49,000            $52,000
Remaining term in months (1)                    337                350
Current yield (1)                            11.88%             11.85%
Purchase Price as a percentage of UPB        99.75%             99.14%
Investment-to-value ratio (1)(2)             83.23%             85.10%


FORECLOSURE ("FCL")RESALE
Unpaid principal balance new loan       $ 1,296,000        $ 2,095,000
Unpaid principal balance FCL loan       $ 1,225,000        $ 1,985,000
Net increase                                $71,000           $110,000
Total number                                     28                 43
Blended interest rate new loan               12.68%             12.36%
Blended interest rate FCL loan               11.82%             11.66%
Average principal balance new loan          $46,000            $49,000
Average principal balance FCL loan          $44,000            $46,000
Remaining term in months new loan (1)           360                360
Remaining term in months FCL loan (1)           355                342
Current yield new loan (1)                   12.68%             12.36%
Current yield FCL loan (1)                   12.07%             12.00%
Investment-to-value ratio new (1)(2)(3)      92.84%             91.89%
Investment-to-value ratio FCL (1)(2)         86.23%             87.99%


INTERIM MORTGAGES
Portfolio beginning balance at Jan 1    $ 6,453,000        $ 4,200,000
Portfolio ended balance at Dec 31       $17,530,000        $ 6,453,000
Net increase in portfolio
  from prior period                     $11,077,000        $ 2,253,000
Total number participated in
  during period                                 724                373
Number purchased from affiliates                700                373
Number purchased from other sources              24                  0
Blended interest rate                        12.96%             12.75%
Remaining term in months: less than              12                 12
Current yield at year-end (1)                13.14%             12.93%
Investment-to-value ratio (1)(2)             56.00%             54.00%

(1) These amounts were determined at the time the Mortgage Investments were purchased.

(2) The investment-to-value ratio is determined at the time a Mortgage Investment is acquired and is determined by dividing the amount paid to acquire that Mortgage Investment by the value of the underlying real estate that is security for that Mortgage Investment.

(3) We do not routinely reappraise properties that we have resold due to default; we rely on comparable real estate sales to determine market value of property and resale pricing.


                                GENERAL

     We were formed on July 12, 1996, however our business operations commenced in March 1997 when the Securities and Exchange Commission issued our order of registration for our initial public offering of Shares. A second offering of Shares commenced June 4, 2001. We are offering a maximum of 5,750,000 Shares at a purchase price of $20 per share. Seven hundred fifty thousand (750,000) of the Shares offered are reserved for persons purchasing Shares under our Reinvestment Plan. The statements contained in this Form 10-KSB that are not purely historical are forward looking statements, including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. Among the factors that could cause actual results to differ materially are the factors set forth in Item 1 above under the heading "Risk Factors".

     We invest in only fixed rate mortgages, and because we do so our interest income was not adversely impacted as the prime interest rate dropped during the year. The effect of a lower interest rate environment was seen in a higher number of prepayments on the long-term portion of our portfolio. Principal receipts from loans prepaying when borrowers refinance with a new lender or from scheduled amortization of principal amounted to $2,906,000 in 2001 and $957,000 in 2000. During 2001 we had 54 loans prepay compared to 15 in 2000. Because we do not intend to distribute principal prepayments to our shareholders, except for the portion that represents capital gains from the prepayment of a discounted loan, we used prepayment principal for acquisition of Mortgage Investments during the period. We anticipated an increase of prepayments as our portfolio aged and borrowers established good and consistent pay histories, which qualified them for conventional financing rates in a lower interest rate environment.

     The number of defaults we experience during 2001 when compared to 2000 was consistent. We began both years with 33 and 29 defaulted loans, respectively and had an additional 55 and 52 loans default, respectively. The increase in our default rate at year-end related to the amount of REO (real estate owned through foreclosure or through eviction) sold during the period. In 2001 we sold 34 defaulted properties as compared to 43 in 2000. Our default rate was 4.34% at the end of 2001 compared to 3.62% at the end of 2000. We feel disposition of REO's properties has been impacted by two factors. During 2001 we raised the standards of our underwriting criteria after a review of the number of early pay defaults we experienced in prior periods. That meant that the pool of available homebuyers was reduced and in turn slowed the process of disposition. Our analysis is also that the higher number of buyers utilizing third party financing (i.e. FHA or VA Loans) has increased the time required to process and close third party financed sale of our REO properties.

     If one of our properties defaults and becomes vacant, no interest income is generated. Our strategy to offset the effect of lost income from defaulted loans is twofold: 1) to effectively manage delinquent and defaulted loans, and 2) to increase the portion of our portfolio in short-term higher yield Interim Mortgages and to concentrate on funding higher-yield Residential Mortgages. Effective January 1, 2002, our Advisor hired a full time "Portfolio Manager" whose responsibilities included monitoring default management practices of our loan servicer and overseeing marketing of vacant properties. The percentage of our portfolio with interest rates between 12.75% and 14.5%, increased from 17% at the beginning 2001 to 31% at the end of the year. We plan to continue to shift our emphasis to higher yield Residential Mortgages and Interim Mortgages. Our Interim Mortgage Loan borrowers have advised us that the lower interest rate environment has not diminished the number or quality of loan they can offer us.

     In that regard we have underwritten and qualified additional Interim Mortgage lenders, from whom we purchased loans in 2001. At the end of 2001 we had 11 qualified borrowers, an increase from one in 2000. Eighty-nine percent (89%) of Interim Mortgage Loans were placed with CRC, an affiliate, compared to 100% at the end of 2000.

     As of December 31, 2001 and 2000 all of our assets met or exceeded the Assets Tests. As of December 31, 2001 and 2000 we met or exceeded the Gross Income Tests. In 2001 and 2000 we met or exceeded the 90%
Distribution Rule.

                        RESULTS OF OPERATIONS FOR
                 THE YEARS ENDED DECEMBER 31, 2001 AND 2000

     As of December 31, 2001 our mortgage portfolio in the aggregate consisted of 593 Residential Mortgages and 261 Contracts for Deed and 391 Interim Mortgages. The portfolio had an unpaid principal balance on our books of $57.2 million. Eight hundred seventy-two of the Mortgage Investments were purchased from affiliates and 374 were purchased from unaffiliated third parties. The average Mortgage Investment in the portfolio had an interest rate of approximately 12.14% and a current annual yield of approximately 12.30%, and a loan-to-value ratio of 72.67% (the unpaid principal balance of the Mortgage Investment divided by the value of the real estate that is the security for that Mortgage Investment.)

     By comparison, as of December 31, 2000 our mortgage portfolio in the aggregate consisted of 541 Residential Mortgages and 188 Contracts for Deed and 183 Interim Mortgages. The portfolio had an unpaid principal balance on our books of $39.9 million. Five hundred thirty-eight of the Mortgage Investments were purchased from affiliates and 374 were purchased from unaffiliated third parties. The average Mortgage Investment in the portfolio had an interest rate of approximately 11.80% and a current annual yield of approximately 12.10%, and a loan-to-value ratio of 77.20% (the unpaid principal balance of the Mortgage Investment divided by the value of the real estate that is the security for that Mortgage Investment.)

     During the year ended December 31, 2001, of the 111 Residential Mortgages and 82 Contracts for Deed that were acquired, 13 Residential Mortgages and 2 Contracts for Deed were purchased from SCMI, an affiliate owned by Todd Etter, who is also a principal shareholder and Chairman of the Advisor. The Mortgage Investments had an unpaid principal balance of $604,000 and $99,000, respectively. The other 98 Residential mortgages and 80 Contracts for Deed were acquired from unaffiliated parties. In addition, we funded 541 Interim Mortgages with an aggregate principal amount of $24,228,000 of which $23,161,000 was acquired from either SCMI or CRC. Mr. Etter owns 50% of CRC. During the year ended December 31, 2000, of the 207 Residential Mortgages and 42 Contracts for Deed that were acquired, 48 Residential Mortgages and 8 Contracts for Deed were purchased from SCMI. They had an unpaid principal balance of $2,337,000 and $381,000, respectively. The other 159 Residential mortgages and 34 Contracts for Deed were acquired from unaffiliated parties. In addition, we funded 273 Interim Mortgages that had an aggregate principal amount of $11,871,000 all of which were acquired through CRC and SCMI.

     Our Mortgage Investments generated $5,679,657 and $3,809,679 in income during 2001 and 2000, respectively, a 49% increase. The increase was attributed to a 19% increase in income producing Residential Mortgages and a 172% increase in income producing Interim Mortgages in our portfolio. In the aggregate the portfolio of income producing assets grew 43.5%. The significant increase in the Interim portion of the portfolio accounted for the disproportionate increase between income producing assets and income generated. Interim mortgages have a blended interest rate of 12.96% interest rate compared to Residential Mortgages, which have a blended rate of 11.77%. Thus the percentage increase in portfolio growth compared to income growth is driven by the proportion of our portfolio in higher yield Interim Mortgages.

     General and administrative expenses of $464,000 in 2001 compare to those in 2000 of $290,000, after reimbursement from the former Advisor of $228,000. General and administrative expenses in 2001 consisted of the monthly Trust Administration Fee, third-party expenses, mortgage servicing fees, amortization expenses and depreciation expenses. In 2000 the expenses included those expense and all other costs associated with operations including salaries and wages. On January 1, 2001 we entered into an Advisory Agreement with UMT Advisors, Inc. Under the Advisory Agreement a monthly Trust Administration Fee is paid to UMTA for a greatly expanded management role, which includes absorbing general and administrative expenses. The Trust Administration Fee is calculated monthly as 1/12 of 1/2 of 1% of the first $50,000,000 of invested assets and 1/12 of 1% of assets exceeding $50,000,000. During 2001 the fee paid to UMTA totaled $249,000.

     Accrued Interest Receivable increased from $667,513 in 2000 to $1,229,360 in 2001 or from 1.6% of Total Assets ($40,906,086 in 2000) to 2.0%
($59,216,413) in 2001. Accrued Interest Receivable is comprised of interest earned from all performing invested assets (loans) due to the company. A portion of the accrued interest has been collected by our loan servicers, a portion is associated with late paying loans deemed to be performing, however delinquent and a portion is associated with recourse payments due on defaulted, recoursed loans. Several factors contributed to the increased percentage of Accrued Interest Receivable including: 1) a higher percentage of "high yield loans" which results in more interest earned per invested dollar, therefore a larger accrual and, 2) growth in the long term loans portion of our portfolio which increases the number of late pay loans, (it should be noted that the percentage of late pay loans varies nominally), and, 3) a higher number of recoursed defaulted loans which results in more recourse payments due. A higher percentage of Accrued Interest Receivable associated with a high percentage of our portfolio invested in "high yield" loans is in line with our Accrued Interest Receivable expectations. A larger number of late pay loans, not reflecting a larger percentage of the over all long term loan portfolio, is within our expectations. A higher number of recoursed defaulted loans, not reflecting a higher percentage of the over all portfolio, is within our expectations. However, a portion of the growth in Accrued Interest Receivable was a result of an increase in timing for delivery of servicer remittances resultant from longer periods taken to collect and remit recourse payments and advances required of the servicer to fund borrower shortfall in tax and escrow accounts. The increase in recourse payment requirements were resultant from a overall increase in the number of recoursed loans and the extended recourse period associated with the longer resale period for defaulted properties under newly enacted, more stringent underwriting standards. Although the long term result of the stringent underwriting standards is seen to improve our long term loan portfolio performance it creates a short term burden on those recoursing our defaulted loans. We have enacted additional measures to reduce the Accrued Interest Receivable to a level commensurate with our portfolio performance and recourse
funding expectations by year-end 2002.   Included in our measures are: 1) the
addition of a Portfolio Manager to monitor default management services provided by our loan servicers and marketing of foreclosed properties and, 2) timely completion of escrow analysis for all accounts to ensure recovery of tax and insurance funds advanced by our loan servicers and adequate monthly escrow payments by our borrowers. Escrow analysis will be completed April 15, 2002 and, 3) increased monthly recourse funding by SCMI, (our primary source of note recourse), and UMTA (our Advisor), to ensure funding of all current recourse payments on a timely basis and, 4) accelerated schedule for remittance of accrued recourse payments to ensure a current status by year-end
2002.   We intend to monitor the effect of these measures on a quarterly basis.

     SCMI is the loan servicer for the majority of the Residential Mortgages and Contracts for Deed that we have acquired. For its efforts in servicing those investments, SCMI is paid a fee equal to 0.5% of the principal balance of the mortgages being serviced, a rate we believe was competitive and that was no higher than the rates charged by unaffiliated third parties. During the years ended December 31, 2001 and 2000 we paid SCMI $185,000 and $138,659 in loan servicing fees, respectively.

     As of January 1, 2001 our obligation under the terms of our lease agreement with SCMI, as agent for Todd Etter, was assumed by our Advisor and no rent was paid by the us in 2001. During 2000, we leased our office space under the terms of the 36-month lease for $5,409 per month and subleased a major portion of the space to SCMI, a related party, for $4,668 per month.
The sublease rental rate was approximately five percent higher than the amount paid by us. Rent expense amounted $8,487 for the year ended December 31, 2000.

     During 2001 the Federal Reserve began lowering its lending rate to banks, which in turn lowered the interest rate on our credit facility. During the last half of 2000 and the first half of 2001 the interest rate on our credit facility was 10.5%. We renegotiated our credit facility with a floating rate tied to the bank's prime rate plus 1/2 percent in order to take advantage of the lower interest rate environment. The interest rate at December 31, 2001 was 5.25%. Interest expense from our credit facility of $431,000 for the 2001 period was paid by UMTA under the terms of an Interest Funding Agreement dated July 1, 2001. Interest expense in 2000 was $563,000 and was borne by us. The decrease in interest expense between comparable periods was due to less use of our credit facility and to lower interest rates in the last half of the year. The outstanding balance at the end of 2001 was $810,000 compared to $7,000,000 at the end of 2000.

     During the years ended December 31, 2001 and 2000 we paid $21,000 and $41,500, respectively in real estate brokerage commissions for the sale of REO properties to SCMI equal to 2.0% and 2.3% of the new sales prices of the loans.

     Net income was $ 5,216,000 and $2,957,000 for the years-ended 2001 and 2000, respectively. The 76% increase resulted in earnings per weighted average share increasing to $1.98 from $1.95 per share in 2000. Dividends paid per weighted average share were $1.96 and $2.01, respectively.

     In 2001 general and administrative expenses were 8.17% of income net of interest expense and 0.93% of weighted average invested assets. By comparison, in 2000 the expenses were 8.94% of income net of interest expense and 0.87% of weighted average invested assets.

     We have recourse agreements with various note vendors including SCMI and CRC, affiliates. During 2001 and 2000 the vendors, including the affiliates, performed under the terms of the agreements. Based on historical financial results on the sales of defaulted properties, although we have been satisfied with both the terms and conditions of the agreements we have recently instituted procedures to improve the time frame for the remittance of recourse payments. We have been satisfied that the financial capabilities of the note vendors is sufficient to manage the level of defaults experienced in the portfolio either by repurchase or note funding. The number of recoursed loans decreased each month, as loans seasoned one year from the date of acquisition were no longer subject to seller recourse. However, should default levels increase beyond our historical experience or our projected rate of default it is unlikely that some or all of the vendors who provide recourse would have the financial resources to fully perform under the recourse agreements. To that extent, our Advisor has agreed to guarantee the timely remittance of current recourse payments further strengthening the financial capabilities of our recourse providers. In that case, we would be dependent upon the liquidation of the underlying collateral to recover our net invested capital, expenses to cure the default, and lost interest and therefore would establish loan loss reserves consistent with liquidation values of the subject collateral. In the current and comparable periods no provision for loan losses was provided as we believed our exposure to losses as of December 31 2001 and 2000 was nominal. While our historical experience is that the portfolio has made net profits by liquidating defaulted loans, there can be no assurance that we will continue to be able to do so.

     As part of our agreement to acquire Residential Mortgages and Contracts for Deed from SCMI, SCMI agrees to repurchase, at no loss to us, any note that is in default for a period up to one year after acquisition. SCMI may satisfy its repurchase requirement by either assigning to us replacement note or by funding the lost interest, tax and insurance escrow payments, as well as any costs we may incur related to curing the default. At December 31, 2001, approximately one-third of our portfolio consisted of notes with recourse agreements, primarily from SCMI. We began 2001 with 33 defaulted loans, had an additional 55 loans default, sold 11 outright, sold 23 to new borrowers and ended the year with 54 defaulted loans. Of the 54 properties vacant at December 31, 2001, 23 were covered under a recourse agreement. The potential loss of interest on the remaining 31 was approximately $460 per property per month for every month that the property was defaulted plus foreclosure, repair and remarketing expenses less any amount in excess of the loan balance realized from a sale of the property. Of the properties that were sold, the average length of default was 8 months. Potential loss of interest per property would then be approximately $3,200 if we failed to recover interest upon the resale of a defaulted loan. No provision for loan losses was made as we believe our exposure to losses as of December 31, 2001 and 2000 was nominal.


     By comparison, in the prior rear ended December 31, 2000 approximately one-half of our Residential Mortgages and Contracts for Deed consisted of notes with recourse agreements. We began the year with 29 defaulted loans, had an additional 52 loans default during 2000, sold 5 outright, sold 43 to new borrowers, and ended the year with 33 defaulted loans. A slight gain from outright sale and resale of property was recorded in 2000. Of the 33 properties vacant at year-end 17 were covered under a recourse agreement. The potential loss of interest on the remaining 16 was approximately $416 per month for every month that the property was defaulted plus foreclosure, repair and remarketing expenses less any amount in excess of the loan balance realized from a sale of the property. Of the properties that have been resold, the average length of default was 6 months. Potential loss of interest per property would then be approximately $2,500 if we failed to recover interest upon the resale of a defaulted loan.

CRITICAL ACCOUNTING POLICIES

     We prepared our financial statements for inclusion in this report in accordance with accounting principals that are generally accepted in the United States (GAAP). GAAP represents a comprehensive set of accounting and disclosure rules and requirements, the application of which requires management judgments and estimates. In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified the most critical accounting principles upon which our financial status depends. We determined the critical principles to be those related to our interest income accrual and potential loan loss reserves.

     INTEREST INCOME ACCRUAL

     We monitor each loan in our portfolio on a monthly basis to track pay histories and performance. On a quarterly basis we determine whether to accrue income on a given loan that is delinquent based on the borrower's performance in past periods and based on discussions with the collection staff of our loan servicer, relying on their contact with a delinquent homeowner to determine the likelihood that a borrower will continue to make his mortgage payments. There is no assurance that the interest income we recognize in our accrual at the end of each quarter will be paid by a borrower thus requiring an adjustment in the following quarter thereby effectively reducing gross income.

     LOAN LOSS RESERVES

     Through 2001 we have elected not to establish loan loss reserves because we believe our exposure to losses as of December 31, 2001 and 2000 was nominal. Conversely we have estimated a maximum 5% default rate in projecting our targeted dividend rate of 10%. In the event that our default rate exceeds 5% the funds available for distribution as dividend to shareholders will decrease. We have established an overall portfolio yield benchmark, which must be maintained to meet our targeted dividend to our shareholders. There is no assurance that we will continue to be able to source additional high yield investments, which meet our investment criteria. We may not be able to replace prepaid loans with new investments of comparable yield. In addition, there is no assurance that we will continue to be able to invest new capital from the sale of our Shares at yields sufficient to maintain our targeted dividend rate. These circumstances could result in a lower dividend rate to our shareholder or a return of capital, or both.

                     CAPITAL RESOURCES AND LIQUIDITY

     We utilize funds available from the sale of Shares, from our bank line-of-credit, and from return of principal to purchase Mortgage
Investments.

The following table sets forth certain information about our capital resources and liquidity during the periods set forth below.

                                                     YEARS ENDED
                                                     DECEMBER 31,
                                            2001                    2000
Shares sold                                   1,443,282           698,499
Shares repurchased                              (39,047)             --
Number of new shareholders                          522               257
Gross offering proceeds                     $28,866,000       $13,970,000
Net offering proceeds (after deduction
  of selling commissions and fees)          $24,825,000       $12,501,000
Share repurchase payments                     ($750,000)
Principal receipts from Residential
  Mortgages and Contracts for Deed          $ 2,906,000        $  957,000
Principal receipts from Interim
  Mortgages                                 $13,151,000        $9,618,000
Net borrowing from credit line             ($ 6,190,000)       $2,000,000

     During 2001 we sold 1,443,282 Shares compared to 698,499 during 2000. The 107% increase was attributed in part to the Advisor assuming all wholesaling and marketing responsibilities, engaging a marketing director who in turn negotiated Selling Agreements with 14 NASD broker-dealers to sell our Shares, our historical performance, and our perceived favorable yield.

    During the year ended December 31, 2001 we redeemed 39,047 Shares for $750,000, at an average price of $19.21 per share, in our Share Repurchase Plan. The plan was not in place during 2000.

     In 2001 we adopted a Reinvestment Plan under which investors can reinvest their dividends in additional Shares. The plan administrator was Continental Stock Transfer and Trust Company, our transfer agent. We had 750,000 shares designated for the Plan and as of December 31, 2001, seven months after the plan became effective, 17,386 had been issued for Gross Proceeds of $348,000. Commission paid on the shares were at a maximum rate of 5% resulting in Net Offering Proceeds to us of $330,000. The plan was not in place during 2000.

     As of December 31, 2001 our aggregate sales of shares was 3,317,233. Gross Offering Proceeds to date were $66,345,000 and Net Offering Proceeds to us (after the deduction of selling commissions and fees) were $58,386,000 (approximately 88.0% of Gross Offering Proceeds). Total fees and commissions in the aggregate included acquisition fees of $765,000 (equal to 3% of Net Proceeds paid to UMTA during 2001), commissions paid to selling group member firms of $6,864,000 and wholesaling and marketing of $330,000.

     As of December 31, 2000 our aggregate sales of shares during the offering were 1,873,951 Shares resulting in Gross Offering Proceeds of $37,479,000 and Net Offering Proceeds to us (after the deduction of selling commissions and fees) of $33,561,000 (approximately 89.6% of Gross Offering Proceeds).

     Total Shares outstanding for the periods were 3,290,024 and 1,884,043, respectively, which included the 10,000 initial shares issued to our previous Advisor before the public offering commenced in 1996, 1,838 Selling Group Manager Shares awarded during 2000 and 2001, and 39,047 shares repurchased through our Share Repurchase Plan in 2001.

    We had a $7,000,000 line-of-credit maturing on August 22, 2001, collateralized with the assignment of certain Residential Mortgages. Interest was fixed at 10.5%. Before the maturity date of the agreement the Trustees approved and we entered into a new twelve-month credit facility in the amount of $10,000,000, which expires on July 11, 2002. The line-of-credit is collateralized with the assignment of certain Residential Mortgages. Interest was at bank's prime plus 0.5%, or 5.25% by year-end 2001. We renegotiated the new line to take advantage of the rapidly dropping interest rates during the later half of 2001. Outstanding balances on the credit lines were $810,000 and $7,000,000 at December 31, 2001 and 2000, respectively.

     Principal receipts from loans prepaying when borrowers refinance with a new lender or from scheduled amortization of principal amounted to $2,906,000 in 2001 and $957,000 in 2000. During 2001 we had 54 loans prepay compared to 15 in 2000. These funds were used for acquisition of Mortgage Investments during the period. The increase in prepayments between 2000 and 2001 can be attributed to the significant lowering of interest rates during 2001 creating an environment conducive to refinancing. We anticipated an increase in prepayments as our portfolio aged and borrowers established good and consistent pay histories, which may qualify them for conventional financing rates in a lower interest rate environment.


ITEM 7. FINANCIAL STATEMENTS.


                                UNITED MORTGAGE TRUST

                             INDEX TO FINANCIAL STATEMENTS


                                                                       Page

Independent Auditors' Report                                            56

Balance Sheets as of December 31, 2001 and 2000                         57

Statements of Income
     Year Ended December 31, 2001 and 2000                              58

Statements of Changes in Shareholders' Equity
     Year Ended December 31, 2001 and 2000                              59

Statements of Cash Flows
     Year Ended December 31, 2001 and 2000                              60

Notes to Financial Statements                                           61



                          INDEPENDENT AUDITORS' REPORT


Board of Trustees
United Mortgage Trust

We have audited the accompanying balance sheets of United Mortgage Trust as of December 31, 2001 and 2000, and the related statements of income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Mortgage Trust as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



	Jackson & Rhodes P.C.



Dallas, Texas
February 7, 2002

UNITED MORTGAGE TRUST
BALANCE SHEETS
For the Years Ended
December 31, 2001 and 2000
                                                    December 31,
                                           2001                    2000
                                           ----------------------------
ASSETS
Cash                                       $    33,569      $   200,912
Investment in residential mortgages
  and contracts for deed                    39,683,246       33,419,399
Interim mortgages                           17,529,898        6,453,111
Accrued interest receivable                  1,229,360          667,513
Receivable from affiliate (Note 5)             691,554          105,765
Equipment, less accumulated depreciation
  of $2,296 and $1,776, respectively             1,895            2,415
Other assets                                    46,891           56,971
                                           -----------       ----------
Total Assets                               $59,216,413      $40,906,086
                                           -----------       ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Line of credit (Note 3)                  $   810,000      $ 7,000,000
  Dividend payable                             543,413          308,239
  Accounts payable & accrued
    liabilities                                141,726            3,606
                                           -----------       ----------
      Total Liabilities                    $ 1,495,139      $ 7,311,845
                                           -----------       ----------
Commitments and contingencies (Note 6)

Shareholders' equity:
  Shares of beneficial interest; $.01 par
    Value; 100,000,000 shares authorized
    3,329,911 and 1,884,043 shares
    outstanding; 3,320,024 outstanding
    in 2001                                $    33,299      $    18,840
  Additional paid-in capital                58,352,199       33,541,746
  Retained earnings                             85,766           33,655
                                           -----------       ----------
                                            58,471,264       33,594,241
  Less treasury stock, 39,047 shares
     In 2001 at cost                          (749,990)          --
                                           -----------       ----------

      Total Shareholders' Equity           $57,721,274      $33,594,241

                                           -----------       ----------
Total Liabilities & Shareholders Equity    $59,216,413      $40,906,086
                                           -----------       ----------

See accompanying notes to financial statements.

UNITED MORTGAGE TRUST
STATEMENTS OF INCOME
For the Years Ended
December 31, 2001 and 2000
                                              December 31,
                                     2001                     2000
                                     -----------------------------
Revenues:
Interest income                      $5,679,657         $3,809,679
                                     ----------         ----------
Expenses:
  Salaries and wages                       --              169,841
  General and administrative            464,034            348,707
  Interest expense                      430,790            562,749
  Expense reimbursement from
    affiliate (Note 5)                 (430,790)          (228,162)
                                     ----------         ----------
                                        464,034            853,135
                                     ----------         ----------

Net income                           $5,215,623         $2,956,544
                                     ----------         ----------

Net income per share of
  beneficial interest                     $1.98              $1.95
                                     ----------          ---------
Weighted average shares
  outstanding                         2,636,690          1,514,014
                                     ----------          ---------

See accompanying notes to financial statements.

UNITED MORTGAGE TRUST
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended
December 31, 2001 and 2000
                                    Shares of          Additional     Retained
                                Beneficial Interest     Paid-in       Earnings
Treasury
                                Shares       Amount     Capital       (Deficit)     Stock
       Total
                               --------------------    -----------    ---------    -------
-    -----------
Balance, Dec 31, 1999          1,185,544    $11,856    $21,047,321    $  115,662   $   --
     $21,174,839

Proceeds from shares issued      698,499      6,984     12,494,425         --          --
      12,501,409

Dividends ($2.01 per share)        --          --           --        (3,038,551)      --
      (3,038,551)

Net income                         --          --           --         2,956,544       --
       2,956,544
                               ---------    -------    -----------    ----------   -------
-    -----------
Balance, Dec 31, 2000          1,884,043    $18,840    $33,541,746    $   33,655       --
     $33,594,241

Proceeds from shares issued    1,448,118     14,482     24,810,430         --          --
      24,824,912

Purchase of treasury stock         --          --           --             --
(749,990)     (749,990)

Dividends ($1.96 per share)        --          --           --        (5,163,512)      --
      (5,163,512)

Net income                         --          --           --         5,215,623       --
       5,215,623
                               ---------    -------    -----------    ----------   -------
-    -----------
Balance, Dec 31, 2000          3,332,161    $33,322    $58,352,176    $   85,766
(749,990)   $57,721,274
                               ---------    -------    -----------    ----------   -------
-    -----------

See accompanying notes to financial statements.


UNITED MORTGAGE TRUST
STATEMENTS OF CASH FLOWS
For the Years Ended
December 31, 2001 and 2000

                                                      December 31,
                                             2001                     2000
                                             -----------------------------
Cash flow from operating activities:
  Net income                                 $  5,215,623     $  2,956,544
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                   520              520
      Net amortization of discount on
        mortgage investments                       (9,506)         (32,266)
      Changes in assets and liabilities:
        Accrued interest receivable              (561,847)        (423,132)
        Other assets                               10,080          (16,621)
        Accounts payable and accrued
          liabilities                             138,118            3,480
            Net cash provided by              ------------     -----------
            operating activities:               4,792,988        2,488,525
                                              ------------     -----------
Cash flow from investing activities:
  Investment in residential mortgages and
    contracts for deed                         (9,160,813)     (12,122,681)
  Principal receipts on residential
    mortgages and contracts for deed            2,906,742          957,140
  Investment in interim mortgages             (24,227,491)     (11,871,385)
  Principal receipts on interim
    mortgages                                  13,150,704        9,617,906
  Loan acquisition costs                            --            (344,124)
  Purchase of equipment                             --                (716)
            Net cash used in investing       -------------     -----------
            activities:                       (17,331,128)     (13,763,860)
                                             -------------     -----------
Cash flow from financing activities:
  Proceeds from issuance of shares of
    beneficial interest                        24,824,912       12,501,409
  Net borrowings on line of credit             (6,190,000)       2,000,000
  Receivable from affiliate                      (585,789)         (82,000)
  Purchase of treasury stock                     (749,990)            --
  Dividends                                    (4,928,336)      (2,957,493)
            Net cash provided by             ------------      -----------
            financing activities:              12,370,797       11,461,916
                                             ------------      -----------
Net increase (decrease) in cash                  (167,343)         186,581

Cash at beginning of year                         200,912           14,331
                                             ------------      -----------
Cash at end of period                        $     33,569      $   200,912
                                             ------------      -----------
Interest paid                                $    397,361      $   562,749
                                             ------------      -----------

See accompanying note to financial statements.

                               UNITED MORTGAGE TRUST
                            Notes to Financial Statements
                             December 31, 2001 and 2000

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

The Company is offering up to 5,000,000 Shares of Beneficial Interest at $20 per share on a "best efforts" basis. In addition, we are offering up to 750,000 Shares to investors who want to participate in our Reinvestment Plan.

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

Residential Mortgages, Contracts for Deed and Interim Mortgages
(Continued)

The loan acquisition fees and discounts on the notes are amortized using the interest method over the estimated life of the mortgages (5-1/2 years). Unamortized discount amounted to $335,745 and $527,652 at December 31, 2001 and 2000, respectively. Unamortized loan acquisition costs amounted to $407,331 and $638,048 at December 31, 2001 and 2000, respectively.

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

 3. Line-of-Credit

The Company had a $7,000,000 line-of-credit maturing on August 22, 2001, collateralized with the assignment of certain Residential Mortgages. Interest was fixed at 10.5%. Before the maturity date of the agreement the Company negotiated a new twelve-month credit facility in the amount of $10,000,000, which expires on July 11, 2002. The line-of-credit is collateralized with the assignment of certain Residential Mortgages. Interest is at prime plus 0.5%, which at year-end was 5.25%.

 4. Stock Options

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

Following is a summary of the options transactions for 2001 and 2000:


2001            2000
Outstanding at beginning of year           40,000           30,000
   Granted                                 10,000           10,000
   Expired                                     --               --
   Exercised                                   --               --
                                           ------           ------
Outstanding at end of year                 50,000           40,000
                                           ------           ------
Exercisable at end of year                 50,000           40,000
                                           ------           ------
Exercise price per share                   $20.00           $20.00
                                           ------           ------

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

5. Related Party Transactions

Effective January 1, 2001, the Company entered into an Advisory Agreement with UMT Advisors, Inc. (the Advisor) whereby, the Advisor is to provide UMT with day-to-day management and administrative services subject to the supervision and review by the Trustees. In consideration of the agreement, the Company has paid the Advisors a Trust Administration Fee of $249,298 for the year ended December 31, 2001. In addition, the Advisor has also agreed to reimburse the Company for the interest expense of $430,790 for the year ended December 31, 2001.

As of January 1, 2001 the Company's obligation under the terms of its lease agreement with South Central Mortgage, Inc. ("SCMI") was assumed by its Advisor and no rent was paid by the Company 2001. During 2000, the Company leased its office space from SCMI, an affiliate, under terms of a month-to-month lease at $5,409 per month and subleases a major portion of the space to SCMI for $4,668 per month. The sublease rental rate is approximately five percent higher than the amount paid by the Company. Rent expense amounted $8,487 for the year ended December 31, 2000.

The Company purchased first lien mortgage notes and contracts for deed from SCMI and private individuals for $9,175,116 and $12,122,681 for the years ended December 31, 2001 and 2000, respectively. Under the terms of a Mortgage Servicing Agreement with SCMI, the Company incurred service fees of $185,366 and $138,659 during 2001 and 2000, respectively. The Company also paid acquisition fees to the Advisor of $344,124 in 2000.

The Company purchased Interim Mortgages from SCMI and Capital Reserve Corporation, an affiliate of the Company, for $24,227,491 and $11,871,385 for the years ended December 31, 2001 and 2000, respectively.

6.	Commitments and Contingencies

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk are primarily temporary cash investments and mortgage notes receivable. The Company places its temporary cash investments with major financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. The majority of all first lien mortgage notes receivable are "Sub-Prime, B and C Grade" notes secured by single-family homes, principally in the Dallas/Fort Worth, Houston, and San Antonio metropolitan areas.

Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The fair value of cash and cash equivalents, receivables and accounts and notes payable approximate carrying value due to the short-term maturity of the instruments. The fair value of first lien mortgage notes approximates carrying value based on their effective interest rates compared to current market rates.

Potential Loan Losses

As part of the Company's agreement to acquire notes from SCMI (Note 5), SCMI agrees to repurchase, at no loss to the Company, any note that is in default for a period up to one year after acquisition. SCMI may satisfy its repurchase requirement by either assigning to the Company a replacement note or by funding to the Company of its lost interest, tax and insurance escrow payments, as well as any costs incurred by the Company related to curing the default. At December 31, 2001, approximately one-third of the Company's portfolio consisted of notes with recourse agreements. The Company began 2001 with 33 defaulted loans, had an additional 55 loans default, sold 11 outright, sold 23 to new borrowers and ended the year with 54 defaulted loans. The resold properties resulted in a slight gain in 2001 and 2000. Of the 54 properties vacant at December 31, 2001, 23 are covered under a recourse agreement. The potential loss of interest on the remaining 31 is approximately $460 per property per month for every month that the property is defaulted plus foreclosure, repair and remarketing expenses less any amount in excess of the loan balance realized from a sale of the property. Of the Company's properties that have been resold, the average length of default is 8 months. Potential loss of interest per property would then be approximately $3,200 if the Company fails to recover interest upon the resale of a defaulted loan. No provision for loan losses has been provided as the Company believes its exposure to losses as of December 31, 2001 and 2000 was nominal.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The Trustees are responsible for the overall management and control of our business. The Trustees employ our President to manage our day-to-day operations and have retained the Advisor to use its best efforts to Seek out and present to us suitable and a sufficient number of investment opportunities that are consistent with our investment policies and objectives. We acquire Mortgage Investments from SCMI, among others, and utilize the services of SCMI to service some or all of our Mortgages Investments.

     Our Declaration of Trust provides for not less than three nor more than nine Trustees, a majority of whom must be Independent Trustees, except for a period of 60 days after the death, removal or resignation of an Independent Trustee. Each Trustee will serve for a one-year term. There are currently five Trustees, three of whom are Independent Trustees.


                      OUR TRUSTEES AND OFFICERS

     Our Trustees and officers are as follows:

     Name                          Age         Offices Held
     ------------------------      ---         ------------------------------
     Christine Griffin             49          Trustee, Chairman of the Board
                                                and President
     Richard D. O'Connor, Jr.      47          Independent Trustee
     Paul R. Guernsey              51          Independent Trustee
     Douglas R. Evans              56          Independent Trustee
     Michele A. Cadwell            49          Trustee

     Christine Griffin has been our President and a Trustee since July 1996. Ms Griffin also serves as President of our Advisor, UMT Advisors, Inc., since its inception. From June 1995 until July 1996, Ms. Griffin served as Chief Financial Officer of SCMI, a Texas based mortgage banking firm that is an Affiliate of the Advisor and that sells Mortgages and provides mortgage servicing services to us. Her responsibilities at SCMI included day-to-day bookkeeping through financial statement preparation, mortgage warehouse lines administration, and investor communications and reporting. Additionally, Ms. Griffin was responsible for researching and implementing a note servicing system for SCMI and its subservicer. Before joining SCMI, Ms. Griffin was Vice President of Woodbine Petroleum, Inc., a publicly traded oil and gas company for 10 years, during which time her responsibilities included regulatory reporting, shareholder relations, and audit supervision. Ms. Griffin is a 1978 graduate of George Mason University, Virginia with a Bachelor of Arts degree, summa cum laude, in Politics and Government.

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


                                THE ADVISOR

	We use the services of UMT Advisors, Inc., whom we refer to as our "Advisor", to manage our affairs and to select the investments we purchase. Our President, Cricket Griffin, is an employee of our Advisor. The Advisor is owned and controlled by Todd F. Etter and Timothy J. Kopacka. Mr. Etter is an Affiliate of South Central Mortgage, Inc. ("SCMI"), a Texas corporation that sells Mortgage Investments to us and services some of our Residential Mortgages. Mr. Etter is also an Affiliate of Capital Reserve Corp. ("CRC"), a Texas corporation that sells Interim Mortgages to us and services those Interim Mortgages for us. We entered into the Advisory Agreement with our Advisor effective on January 1, 2001. Prior to that date, we were self-administered and utilized our prior advisor, Mortgage Trust Advisors, Inc., to select our investments. Mr. Etter and Mr. Kopacka served as President and Vice-President of Mortgage Trust Advisors, Inc., respectively.

     The directors and officers of Mortgage Trust Advisors, Inc. are set forth below. These officers of the Advisor may also provide services to us on behalf of the Advisor.

Name                           Age          Offices Held
------------------             ---          ------------------------
Todd Etter                     51           Chairman
Christine "Cricket" Griffin    49           President
Timothy J. Kopacka             42           Vice President/Secretary
Melvin E. Horton, Jr.          56           Vice President/Marketing


     Todd Etter has been Chairman of UMT Advisors, Inc. since its formation in 2000. He was President of Mortgage Trust Advisors, Inc., our former Advisor since 1996. In 1992 Mr. Etter formed and since that date has served as President of South Central Mortgage, Inc., a Dallas, Texas-based mortgage banking firm. From 1980 through 1987 Mr. Etter served as a Principal of South Central Securities, a NASD member firm. In 1982 he formed South Central Financial Group, Inc., a Dallas, Texas based investment-banking firm and continues to serve as its President. During the period 1980-1992 he sourced over $37 million in capital for cable television, real estate and child care center investments. From 1974 through 1981, he was Vice President of Crawford, Etter and Associates, a residential development, marketing, finance and construction company. In total, Crawford, Etter and Associates developed over 1,000 residential lots, marketed over 800 single-family homes and constructed over 400 homes. Mr. Etter received a Bachelors of Arts degree from Michigan State University in 1972.

     Christine "Cricket" Griffin. Ms. Griffin has served as President of UMT Advisors, Inc. since its inception. For Ms. Griffin's biographical information, please see above under "Trustees and Officers."

     Timothy J. Kopacka has served as Vice-President of UMT Advisors, Inc. since its formation in 2000. Since 1996, Mr. Kopacka has served as Vice President of Mortgage Trust Advisors, Inc., the Company's former Advisor. Since 1984, he has been President of Kopacka & Associates, Inc., dba Grosse Pointe Financial, a financial advisory firm. From 1987 to 1990, he served as Vice President of Marketing and Operations for Kemper Financial Services in their retirement plans division. From 1980 to 1983, he was employed with Deloitte, Haskins & Sells, an international accounting and consulting firm. From 1983 through 1986, Mr. Kopacka was Chief Financial Officer for Federal Tax Workshops, Inc., an educational and consulting firm for CPA's. Mr. Kopacka, a Certified Public Accountant, received a Bachelors of Arts degree in Accounting and Finance from Michigan State University. He is a member of the Michigan Association of CPA's, the Hawaii Association of Public Accountants and the American Institute of CPA's.

      Melvin E. Horton, Jr. has served as a Vice President of UMT Advisors, Inc. since its inception. Since January 2000, Mr. Horton has been President of AML Advisors, a firm engaged in providing consulting, sales, and marketing advice to institutional and individual investors. From January 1997 to January 2000 he was Senior Vice President and Managing Director of the Private Client Group of Southwest Securities, Inc. (NYSE). Mr. Horton managed The Horton Company, a Registered Investment Advisor from January 1996 to January 1997. Between August 1982 and December 1988 and between May 1992 and January 1996, he acted in sales and management positions for Salomon Smith Barney and its predecessor firms including Shearson Lehman Brothers and EF Hutton. He served as President of MBI Financial from January 1989 to May 1992. Mr. Horton received a Bachelor's degree in Accounting and Finance in 1968 from Southern Methodist University and was awarded an MBA from the Cox School at SMU in 1971.


SUMMARY OF THE ADVISORY AGREEMENT

     With the approval of our Trustees, including all of the Independent Trustees, we entered into a contract with the Advisor (the "Advisory Agreement") effective on January 1, 2001, under which the Advisor provides us with our day-to-day administrative services. In addition, the Advisor is obligated to use its best efforts to develop and present to us, whether through its own efforts or those of third parties retained by it, a sufficient number of suitable investment opportunities that are consistent with our investment policies and objectives and also consistent with any investment programs that the Trustees may adopt from time to time in conformity with the Declaration of Trust. Prior to January 1, 2001, we were self-administered and our administrative services were provided by our President, Cricket Griffin, and we utilized our prior advisor, Mortgage Trust Advisors, Inc., to select our investments and to pay our overhead, with a limited contribution by us. Termination of that advisory agreement resulted in the Company being exposed to variable administrative expenses since the portion of costs that we had to contribute would no longer be fixed. In addition, our prior advisory agreement required that if additional services beyond those specified in our advisory agreement were required, the Company would have to incur the expense of adding personnel to perform those additional services. This meant that increased administrative costs would reduce the amount available to us for Distributions. Our Trustees entered the current agreement with our Advisor in order to fix our administrative costs while increasing the level of services provided through our present arrangement under which the Advisor will perform all of our administrative services plus certain additional services we require for a fixed fee.

     Although our Trustees retain exclusive authority over our management, the conduct of our affairs and the management and disposition of our assets, the Trustees have initially delegated to the Advisor, subject to the supervision and review of the Trustees and consistent with the provisions of our Declaration of Trust, the following responsibilities:

develop underwriting criteria and a model for our investment portfolio;

acquire, retain or sell our Mortgage Investments;

seek out, present and recommend investment opportunities consistent with our investment policies and objectives, and negotiate on our behalf with respect to potential investments or the disposition thereof;

pay our debts and fulfill our obligations, and handle, prosecute and settle any of our claims, including foreclosing and otherwise enforcing mortgages and other liens securing investments;

obtain such services as may be required by us for mortgage brokerage and servicing and other activities relating to our investment portfolio;

evaluate, structure and negotiate prepayments or sales of Mortgage
Investments;

manage the structuring and registration of additional shares for our offering;

develop our administrative budget;

administer our day-to-day operations;

coordinate marketing and sales of our shares;

develop and maintain our web site;

administer our Share Repurchase and Dividend Reinvestment Programs;

coordinate engagement of market makers and listing of our shares at the appropriate time;

develop institutional and retail secondary market interest for our shares;

arrange our note warehousing credit facility and provide required financial guarantees;

negotiate our loan purchases;

develop and monitor our investment policies;

develop high yield loan acquisition program;

oversee loan servicing for our portfolio;

oversee acquisition and disposition of our investments;

manage our assets; and

from time to time, or as requested by the Trustees, make reports to us regarding the Advisor's performance of the foregoing services.

     The Advisory Agreement has an initial term of one year. We may renew the Advisory Agreement annually, subject to an evaluation of the performance of the Advisor by the Trustees. The Advisory Agreement may be terminated (1) without cause by the Advisor or (2) with or without cause by a majority of the Independent Trustees. Termination under either of those provisions may be made without penalty and upon 60 days' prior written notice to the non-terminating party.

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

     The Declaration of Trust provides that the Independent Trustees are to determine, at least annually, that the amount of compensation we pay the Advisor is reasonable in relation to the nature and quality of the services performed, based on the factors set forth in the Declaration of Trust and such other factors as they deem relevant, including the size of the fee in relation to the size, composition and profitability of our investment portfolio, the success of the Advisor in generating opportunities that meet our investment objectives, the rates charged to other REITs and to investors other than REITs by advisors performing similar services, the amount of additional revenues realized by the Advisor and its Affiliates for other services performed for us, the quality and extent of service and advice furnished by the Advisor, the performance of our investment portfolio and the quality of our investment portfolio in relationship to the investments generated by the Advisor for its own account.

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

SCMI

     We acquire Mortgage Investments from SCMI, among others, and utilize the services of SCMI to service some or all of the Residential Mortgages that we purchase. See "Description of Business" and "Investment and Business Risks - Purchase of Mortgage Notes from Affiliates", and "Investment Portfolio", above. See "Loan Servicing Fee Payable to SCMI", below, for a discussion of fees paid to SCMI and its affiliates for servicing Mortgage Investments.

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

CRC

     We purchase Interim Mortgages from CRC, among others. See "Description of Business" and "Investment and Business Risks - Purchase of Mortgage Notes from Affiliates", and "Investment Portfolio", above.

     CRC is a Texas corporation that is 50% owned by Todd Etter, an officer and principal shareholder of the Advisor. CRC is in the business of financing home purchases and renovations by real estate investors.


ITEM 10. EXECUTIVE COMPENSATION.

     The following Summary Compensation Table sets forth information concerning compensation earned in the years ended December 31, 2001 and 2000. Effective January 1, 2001 our president became an employee of the Advisor; she is therefore no longer paid by us nor does she have an employment agreement with us.

                      Summary Compensation Table

                                                   Long-term
                           Annual Compensation    Compensation
                                                                 Shares
                                                              Underlying
Name and Principal Position     Year   Salary      Bonus(1)     Options
---------------------------     ----   ------      --------   ----------
Christine Griffin, President    2001   $79,864        $0         2,500
Christine Griffin, President    2000   $79,860        $0         2,500


     The following table sets forth, for the executive officer named in the Summary Compensation Table above, certain information concerning stock options granted during the 2001 and 2000 fiscal years.

                            Number of    Percent of
                            Shares       Total
                            Underlying   Options        Exercise    Expiration
                            Options      Granted        Price Per   Date
Name                        Granted      to Employees   Share
-----------------           ----------   ------------   ---------   ----------
Christine Griffin    2001   2,500        100%           $20.00      12/31/07
                     2000   2,500        100%           $20.00      12/31/06


     The following table sets forth, for the executive officer named in the Summary Compensation Table above, certain information regarding the exercise of stock options during the 2001 and 2000 fiscal years and the value of options held at fiscal year end:

              Aggregated Option Exercises in Last Fiscal Year
                    And Fiscal Year-end Option Values

                                                  Number of
                                                  Shares            Value of
                                                  Underlying        Unexercised
                                                  Exercised         In-the-Money
                           Shares                 Options at        Options at
                           Acquired               Fiscal Year-end   Fiscal Year-end
                           On         Value       Exercisable/      Exercisable/
Name                       Exercise   Realized    Unexercisable     Unexercisable
-----------------          --------   --------    ---------------   ---------------
Christine Griffin  2001    0          $0          12,500/0          $0/$0
                   2000    0          $0          10,000/0          $0/$0

     (1) The value of unexercised options is based on the market value of the underlying shares at fiscal year end, minus the exercise price.

COMPENSATION OF TRUSTEES

     Trustees who are not Independent Trustees do not receive any compensation for acting as Trustees. Independent Trustees are entitled to receive the greater of $1,000 per meeting or $4,000 per year. For each year in which they serve, each Independent Trustee shall also receive 5-year options to purchase 2,500 Shares at an exercise price of $20 per Share (not to exceed 12,500 shares per Trustee). During 2001, the Independent Trustees each received $3,000 each and waived their rights to additional fees and each Independent Trustee who served during all of 2001 also received 5-year stock options to purchase 2,500 Shares at an exercise price of $20 per Share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of December 31, 2001, we had issued 3,329,911 Shares and had 3,290,024 outstanding compared to 1,884,043 Shares issued and outstanding at December 31, 2000. The following table sets forth certain information regarding the beneficial ownership of the Shares as of December 31, 2001 by
(i) each person known by us to be the beneficial owner of more than 5% of the outstanding Shares (there are none at this time), (ii) each of our Trustees and executive officers named in Item 10, and (iii) all of our trustees and executive officers as a group. Except as indicated in the footnotes to this table, the persons named in the table, based on information provided by such persons, have sole voting and sole investment power with respect to all Shares shown as beneficially owned by them, subject to community property laws where applicable.

                                        Number of           Percent
Name and Address   	                     Shares (1)          of Class
----------------                        ----------          --------
Christine Griffin (2)	                   12,500(3)            0.38%
Richard D. O'Connor, Jr. (2)             5,000(3)            0.15%
Paul R. Guernsey (2)                    12,500(3)            0.38%
Douglas R. Evans (2)                    12,500(3)            0.38%
Michele A. Cadwell (2)(5)                7,500(3)            0.23%
All Trustees and
Executive Officers as a
Group (5 persons)                      50,000(4)            1.52%

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On August 8, 1997, we issued 10,000 Shares to Mortgage Trust Advisors, Inc. ("MTA") a Texas corporation that served as our advisor from 1996 to 2000, for $20 per share. Acquisition Fees equal to 3.0% of the principal amount of each Residential Mortgage and Contract for Deed were payable to MTA for sourcing, evaluating, structuring and negotiating the acquisition terms of Mortgage Investments. Under the terms of the MTA Advisory Agreement we were obligated to pay our own general and administrative expenses. The MTA Advisory Agreement was terminated December 31, 2000. We paid MTA $344,000 in Acquisition Fees during the twelve months ending December 31, 2000. During 1997, we entered into a Funding Agreement with MTA whereby the MTA agreed to fund our general and administrative expenses. In consideration of the agreement, we contributed to MTA, on a monthly basis, an amount equal to 0.5% of our average invested assets for the immediately preceding month. An expense reimbursement of $228,162 was made during the twelve months ending December 31, 2000. The Funding Agreement terminated with the MTA Advisory Agreement.

     On January 1, 2001 we entered into an Advisory Agreement with UMT Advisors, Inc. Under that agreement a monthly Trust Administration Fee is paid to UMTA for a greatly expanded management role, which includes absorbing general and administrative expenses (for a more lengthy discussion of that role see "Summary of the Advisory Agreement"). The fee is calcualted monthly as 1/12 of 1/2 of 1% of the first $50,000,000 in income producing assets and 1/12 of 1% of assets exceeding $50,000,000. During 2001 the fee paid was $249,000. The terms of the UMTA Advisory Agreement calculates the Acquisition Fee (paid for sourcing suitable investments) as 3% of Net Proceeds (Net Proceeds are Gross Proceeds less commissions and marketing reallowances.) The Acquisition Fees paid in 2001 totaled $765,000. Interest expense for the 2001 periods was paid by UMTA under the terms of an Interest Funding Agreement dated July 1, 2001 in which UTMA agreed to bear the interest expense on our line of credit for the calendar year 2001. At the end of the twelve-month period that amounted to $430,790.

     Since our organization in July 1996, we have issued an aggregate of 50,000 five-year options to purchase our Shares at $20 per share to our Independent Trustees.

     We have and will continue to acquire Mortgage Investments from SCMI and utilize the services of SCMI to service some or all of the Residential Mortgages that we purchase. See "Conflicts of Interest - Purchase of Mortgage Notes from Affiliates," "Summary of the Offering - Mortgage Servicers," "Investment Portfolio" and "Management Compensation." SCMI is a Texas based mortgage bank of which the sole beneficial shareholder is Todd Etter, an officer and principal shareholder of the Advisor. Christine Griffin, our President and Treasurer and one of our Trustees, was previously the Chief Financial Officer of SCMI. For its efforts in servicing Residential Mortgages and Contracts for Deed, SCMI is paid a fee equal to 0.5% of the principal balance of the mortgages they service, a rate we believe is a competitive rate that is no higher than the rates charged by unaffiliated third parties. During the years ended December 31, 2001 and 2000 we paid SCMI $185,000 and $138,659 in loan servicing fees, respectively.

     CRC is a Texas corporation that is 50% owned by Todd Etter, an officer and principal shareholder of the Advisor. CRC is in the business of financing home purchases and renovations by real estate investors. We have and will continue to purchase Interim Mortgages from CRC. We do not pay fees to CRC.

     We have a lease agreement for our office space with South Central Mortgage, Inc. as agent for Todd Etter, a related party. Our Advisory has assumed the obligation of the agreement as of January 1, 2001.

     The Shares being sold in our initial public offering are being distributed ("NASD") on a "best efforts" basis through participating NASD member firms ("Selected Dealers")

     If we foreclose on a property securing a Residential Mortgage and sell that property, we may pay real estate brokerage fees which are reasonable, customary and competitive, taking into consideration the size, type and location of the property (the "Competitive Commission"), which shall not in the aggregate exceed 6% of the gross sales price of the property; however, as to the Advisor, a Trustee, or an Affiliate thereof, those fees shall be paid only if that person provides a substantial amount of services in the sales effort, in which case those fees shall not exceed the lesser of (i) a percentage of the gross sales price of a property equal to 50% of the Competitive Commission, or (ii) 3 percent of the gross sales price of a property. During the years ended December 31, 2001 and 2000 we paid $21,000 and $41,500, respectively in real estate brokerage commissions to SCMI equal to 2.0% and 2.3% of the new sales prices of the loans.

ITEM 13. EXHIBITS

EXHIBITS. See the Exhibit Index following for a list of the exhibits that are filed as part of this report.


Exhibit
NUMBER    DESCRIPTION                                                   PAGE*
3.1       Form of Second Amendment Restated Declaration of Trust       3.1C*

3.2       Bylaws of the Company                                         3.2*

4.1       Form of certificate representing the Shares                   4.1*

4.2       Instruments defining the rights of
          security holders (See Exhibits 3.1, 3.2 and 4.1)              4.2*

10.1      Advisory Agreement dated January 1, 2001 between
          the Company and UMT Advisors, Inc.                           10.1**

10.4      Note Sale, Recourse and Remarketing Agreement
          dated August 6, 1996 between the Company and
          South Central Mortgage, Inc.                                  10.4*

10.5      Form of Mortgage Servicing Agreement to be entered
          into between the Company and South Central Mortgage, Inc.     10.5*

10.6      $10,000,000  Revolving Loan Agreement dated
          July 11, 2001 between the Company and
          First State Bank of Texas NA                                  10.6#

10.7      Funding Agreement dated December 15, 1997
          but effective January 1, 1997 between the
          Company and Mortgage Trust Advisors, Inc.                     10.7##

10.8      Interest Funding Agreement date July 1, 2001
          between the Company and UMT Advisors, Inc.                    10.8###


      The exhibits marked with "*" are incorporated by reference from the Company's Registration Statement on Form S-11 (File No. 333-10109) that was declared effective on March 5, 1997. The exhibit marked "**" is incorporated by reference from our Form 10K for the period ending December 31, 2000. The exhibit marked "##" is incorporated by reference from the Company Form 10K for the period ending December 31, 1997. The exhibit marked "#" is incorporated by reference from the Company Form 10K for the period ending June 30, 2001. The exhibit marked "###" is incorporated by reference from the Company Form 10Q for the period ending September 30, 2001.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 29, 2002.


                                    UNITED MORTGAGE TRUST


                                    By: /S/CHRISTINE A. GRIFFIN
                                        Christine A. Griffin, President

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title              Date

Principal Executive Officer:


/S/ CHRISTINE A. GRIFFIN           Trustee, Chairman
Christine A. Griffin               of the Board        March 29, 2002
                                   and President

Principal Financial and
  Accounting Officer:

/S/CHRISTINE A. GRIFFIN            Trustee, Chairman
Christine A. Griffin               of the Board        March 29, 2002
                                   and President

/S/PAUL R. GUERNSEY                Trustee             March 29, 2002
Paul R. Guernsey

/S/DOUGLAS R. EVANS                Trustee             March 29, 2002
Douglas R. Evans

/S/RICHARD D. O'CONNOR, JR.        Trustee             March 29, 2002
Richard D. O'Connor, Jr.

/S/MICHELE A. CADWELL              Trustee             March 29, 2002
Michele A. Cadwell






56