Form 10QSB
period 2002-03-31
UNITED MORTGAGE TRUST
filed 2002-05-15
CIK 101390

Form 10-QSB



     [ x ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

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

     Balance Sheets
        March 31, 2002 and December 31, 2001 . . . . . . . .2

     Statements of Income
        Three Months ended March 31, 2002 and 2001. . . . . 3

     Statements of Cash Flows
        Three Months ended March 31, 2002 and 2001 . . . . .4

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






















                                 -1-


PART I  -- FINANCIAL INFORMATION

                            BALANCE SHEETS
                                            March 31,      December 31,
                                              2002             2001
                                           ----------------------------
                                           (unaudited)      (audited)
ASSETS
Cash                                       $   126,448       $   33,569
Investment in residential mortgages
  and contracts for deed                    40,917,564       39,683,246
Interim mortgages                           21,494,470       17,529,898
Accrued interest receivable                  1,538,351        1,229,360
Receivable from affiliate                      756,801          691,554
Equipment, less accumulated depreciation
  of $2,946 and $2,296, respectively             2,966            1,895
Other assets                                   152,947           46,891
                                           -----------       ----------
Total Assets                               $64,989,547      $59,216,413
                                           -----------       ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Line of credit                           $    --          $   810,000
  Dividend payable                             596,087          543,413
  Accounts payable & accrued
    liabilities                                239,386          141,726
                                           -----------       ----------
      Total Liabilities                    $   835,473      $ 1,495,139
                                           -----------       ----------
Commitments and contingencies

Shareholders' equity:
  Shares of beneficial interest; $.01 par
    Value; 100,000,000 shares authorized
    3,715,967 and 3,329,911 shares
    issued and 3,664,325 and 3,290,024
      outstanding, respectively            $    37,160      $    33,299
  Additional paid-in capital                65,075,374       58,352,199
  Retained earnings                             41,530           85,766
                                           -----------       ----------
                                            65,154,064       58,471,264
  Less treasury stock, 51,642 and
    shares 39,047 in 2002 and 2001,
    at cost                                   (999,990)        (749,990)
                                           -----------       ----------
      Total Shareholders' Equity           $64,154,074      $57,721,274
                                           -----------       ----------
Total Liabilities & Shareholders Equity    $64,989,547      $59,216,413
                                           -----------       ----------

See accompanying notes to financial statements.

                              -2-




                                    STATEMENTS OF INCOME
                     For the Three Months Ended March 31, 2002 and 2001

                                                      March 31,
                                                2002          2001
                                             ------------------------
                                            (unaudited)    (unaudited)

Revenues:
  Interest income                           $1,681,170      $1,202,798
  Advisory contribution                        200,000          --
  Gain on sale of notes                            808          --
                                            ----------      ----------
                                            $1,881,978      $1,202,798
                                            ----------      ----------
Expense:
  General and administrative                   100,140          52,720
  Interest expense                              15,135         180,727
  Management Fee                                83,363          51,882
                                            ----------      ----------
                                               198,638         285,329
                                            ----------      ----------
Net income                                  $1,683,340      $  917,469
                                            ==========      ==========
Net income per share of beneficial
  interest                                       $0.49           $0.45
                                            ==========      ==========

Weighted average shares outstanding          3,452,353       2,046,859
                                            ==========      ==========



See accompanying notes to financial statements.















                                   -3-


                       STATEMENTS OF CASH FLOWS
            For the Three Months Ended March 31, 2002 and 2001
                                                       March 30,
                                                  2002          2001
                                              (unaudited)   (unaudited)
                                              ------------------------
Cash flows from operating activities:
  Net income                                  $ 1,683,340   $  917,469
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                   650          340
      Net amortization of discount on
        mortgage investments                       (3,887)        (718)
      Changes in assets and liabilities:
        Accrued interest receivable              (308,991)     (60,062)
        Other assets                             (107,777)    (150,162)
        Accounts payable and accrued
          liabilities                              97,660      269,938
          Net cash provided by operating      -----------    ---------
            activities:                         1,360,995      976,805
                                              -----------    ---------
Cash flows from investing activities:
  Investment in residential mortgages
    and contracts for deed                     (1,727,862)  (3,259,290)
  Principal receipts on residential
    mortgages and contracts for deed              492,152      489,831
  Investment in interim mortgages              (9,312,580)  (4,615,286)
  Principal receipts on interim mortgages       5,353,288    2,493,290
        Net cash used in investing            -----------   ----------
         activities:                           (5,195,002)  (4,891,455)
                                              -----------   ----------
Cash flows from financing activities:
  Proceeds from issuance of shares of
    beneficial interest                         6,727,036    6,374,826
  Purchase of treasury stock                     (250,000)      --
  Net borrowings (payments)on
    credit line                                  (810,000)  (1,630,000)
  Receivable from affiliate                       (65,247)      16,732
  Dividends                                    (1,727,577)    (968,033)
        Net cash provided by financing        -----------   ----------
          activities:                           3,926,886    3,793,555
                                              -----------   ----------
Net increase (decrease)in cash                     92,879     (121,095)

Cash at beginning of period                        33,569      200,912
                                              -----------   ----------
Cash at end of period                         $   126,448   $   79,817
                                              -----------   ----------
Interest paid                                 $    15,135   $  180,727
                                              -----------   ----------

See accompanying note to financial statements.

                                          -4-


                            UNITED MORTGAGE TRUST
                       Notes to Financial Statements
                               March 31, 2002

1. Description of Business

The Company

    United Mortgage Trust ("the Company") is a Maryland real estate investment trust which qualifies as a real estate investment trust (a "REIT") under federal income tax laws. The Advisor to the Company is a shareholder, UMT Advisors, Inc., (the "Advisors") a Texas corporation. The Company invests exclusively in first lien, fixed rate mortgages secured by single-family residential property throughout the United States. Such loans are originated by others to the Company's specifications or to specifications approved by the Company. Most, if not all, of such loans are not insured or guaranteed by a federally owned or guaranteed mortgage agency.

     The Company is offering up to 5,000,000 Shares of Beneficial
Interest at $20 per share on a "best efforts" basis. In addition, we are offering up to 750,000 Shares to investors who want to participate in our Reinvestment Plan.

2. Basis of Presentation

     The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, were made. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

3. Line-of-Credit

     The Company has a twelve-month credit facility with a maximum borrowing limit of $10,000,000, which expires on July 10, 2002. The line-of-credit is collateralized with the assignment of certain Residential Mortgages. Interest on the outstanding balance was 5.25% at March 31, 2002 and was based on 0.50% above the bank's prime rate. Interest during the March quarter of 2001 on the $7,000,000 line of credit in place at that time was fixed at 10.5%. The outstanding balances on the lines of credit were zero and $5,370,000 at March 31, 2002 and 2001, respectively.





4. Related Party Transactions

     The Company has an Advisory Agreement with its Advisor, UMT Advisors, Inc. ("UMTA") to manage the day-to-day operations of the Company and generally, the day-to-day expenses associated with running the Company are born by UMTA. The Company was charged a Trust Management Fee, calculated monthly, that was $83,000 and $52,000 for the periods ended March 31, 2002 and 2001, respectively. The fee was calculated as 1/12th of 1/2 of 1% of the first $50,000,000 of income producing assets and 1/12th of 1% of income producing assets in excess of $50,000,000. Under the terms of the Advisory Agreement the Company paid Acquisition Fees to the Advisor for providing services related to identifying and purchasing loans. The fee is calculated as 3% of Net Proceeds (Gross Proceeds less selling commissions and wholesaling and marketing allocations). Fees paid during the three months ended March 31, 2002 and 2001 were $199,000 and $197,000, respectively.

     Interest expense for the 2001 period was paid by the advisor under the terms of an Interest Funding Agreement dated July 1, 2001 in which the Advisor agreed to bear the interest expense on the Company's line of credit for the calendar year 2001. That amount was $181,000 during the 2001 quarter.

     The Company has a Mortgage Servicing Agreement with South Central Mortgage, Inc., ("SCMI"), an affiliate, incurring service fees of $47,000 and $44,000 during the three ended March 31, 2002 and 2001, respectively.

     Under the terms of an agreement dated May 1, 2002 but effective from January 1, 2002, referred to as the Yield Contribution Agreement, UMTA agreed to contribute from time to time the amount necessary to allow UMT to maintain a 10% dividend to its shareholders through June 30, 2002. During the current quarter that amount was $200,000.




















                                 -6-



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               RESULTS OF OPERATIONS FOR THE THREE MONTHS
                     ENDED MARCH 31, 2002 AND 2001

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

     The following table sets forth certain information about the Mortgage Investments that we purchased during the periods set forth below.

                                            Three Months Ended
                                                 March 31,
                                        2002                   2001
                                        ---------------------------

RESIDENTIAL MORTGAGES
Purchase price                          $ 1,616,000     $ 1,702,000
Total number                                     30              38
Number purchased from affiliates                  0               7
Number purchased from other sources              30              31
Blended interest rate                        13.33%          11.95%
Aggregate principal balance             $ 1,618,000     $ 1,717,000
Average principal balance                   $54,000         $45,000
Remaining term in months (1)                    244             319
Current yield (1)                            13.22%          12.06%
Investment-to-value ratio (1)(2)             79.13%          77.92%

CONTRACTS FOR DEED
Purchase price                          $   110,000     $ 1,509,000
Total number                                      3              30
Number purchased from affiliates                  0               0
Number purchased from other sources               3              30
Blended interest rate                        11.90%          11.59%
Aggregate principal balance             $   110,000     $ 1,511,000
Average principal balance                   $37,000         $50,000
Remaining term in months (1)                    332             329
Current yield (1)                            11.90%          11.61%
Investment-to-value ratio (1)(2)             73.01%          83.74%


INTERIM MORTGAGES
Portfolio beginning balance at 12/31    $17,530,000     $ 6,453,000
Portfolio ended balance at 9/30         $21,497,000     $ 8,575,000
Net increase in portfolio
  from prior period                     $ 3,967,000     $ 2,122,000
Total number participated in
  during period                                 600             296
Number purchased from affiliates                515             296
Number purchased from other sources              85               0
Blended interest rate                        13.06%          12.75%
Remaining term in months: less than       12 months       12 months
Current yield at year-end (1)                13.24%          12.93%
Investment-to-value ratio (1)(2)             56.00%          54.00%

(1) These amounts were determined at the time the Mortgage Investments were purchased.

(2) The investment-to-value ratio is determined at the time a Mortgage Investment is acquired and is determined by dividing the amount paid to acquire that Mortgage Investment by the value of the underlying real estate that is security for that Mortgage Investment.

     As of March 31, 2002 our mortgage portfolio in the aggregate consisted of 620 Residential Mortgages, 258 Contracts for Deed and 456 Interim Mortgages. As of the dates of purchase, the portfolio had an unpaid principal balance of $62,243,000, and was purchased for a discounted price of $61,377,000 (98.61% of the unpaid principal balance). The average loan in the portfolio had a blended interest rate of 12.25%, a current annual yield of 12.42%, an investment-to-value ratio of 74.42%, an unpaid principal balance of $47,000, and a term remaining of 339 months for Residential Mortgages and Contracts for Deed and less than 12 months for Interim Mortgages.

     By comparison as of March 31, 2001 our mortgage portfolio in the aggregate consisted of 562 Residential Mortgages, 224 Contracts for Deed and 230 Interim Mortgages. As of the dates of purchase, the portfolio had an unpaid principal balance of $44,822,000, and was purchased for a discounted price of $43,867,000 (97.87% of the unpaid principal balance). The average loan in the portfolio had a blended interest rate of 11.89%, a current annual yield of 12.15%, an investment-to-value ratio of 81.40%, an unpaid principal balance of $44,000, and a term remaining of 339 months for Residential Mortgages and Contracts for Deed and less than 12 months for Interim Mortgages.

     All of the properties that were security for the Residential
Mortgages and Interim Mortgages were located in the United States. Each of the properties was adequately covered by a mortgagee's title insurance policy and hazard insurance.

     During the three-month periods ended March 31, 2002 and 2001 our investments generated $1,682,000 and $1,203,000 in interest income, which represented a 40% increase. The rise was attributed to a 39% increase in Mortgage Investments purchased between periods using Net Offering Proceeds derived from the sale of our Shares during between periods. Our total income during the current period was $1,882,000, which included a $200,000 received from our Advisor as part of the Yield Contribution Agreement, which provides for a 10% dividend paid to our shareholders. The yield contribution is used to supplement income, as we continue to balance our portfolio between lower yield Residential Mortgages and Contracts for Deed and higher yield Interim Mortgages. The mix of our portfolio continued to change during the current quarter. Interim Mortgages represented 34.44% of our portfolio at March 31, 2002 compared to 30.64% at 2001 year-end, and 19.16% at the end of the March 2001 quarter. The blended interest rate on the Interim Mortgage portion of our portfolio was 13.06% compared to 11.82% for Residential Mortgages and Contracts for Deed. As the balance is further adjusted during the coming periods it may be necessary for our Advisor to continue to contribute to our yield in order to maintain a 10% dividend rate.

     As of March 31, 2002, our default rate was 5.5% compared to 3.29% at the end of the 2001 period. Recoursed defaulted loans were 2.03% and non-recoursed loans were 3.48%, compared to 1.75% and 1.54% during the comparable 2001 period. During the 2002-quarter, three defaulted loans were sold compared to 13 during the 2001 quarter. The slow down in sales of defaulted loans that began during the summer of 2001 continued through the current period. We believe that the slow down in sales of defaulted properties was due, first, to our tightening of underwriting standards, shrinking the pool of available buyers, and second, to the lower interest rate environment encouraging homebuyers to seek traditional mortgage loan financing. Non-recoursed defaults are assets that are not producing income and therefore lower the amount of income we have to distribute to our shareholders.

     Operating expense as a percentage of income was 9.75% and 9.11% for the 2002 and 2001 three-month periods, and as a percentage of Average Invested Assets were 0.30% and 0.25% during the three-month periods, respectively. The expenses for the three-month periods were $183,000 and $110,000, a 67% increase. Expenses were primarily the Trust Management Fee of $83,000 and $52,000, respectively, and loan servicing fees of $47,000 and $44,000, respectively. Both categories increase as the unpaid principal balance of the portfolio increases.

     Interest expense during the comparable periods decreased by 92% as we paid down the outstanding balance of the credit facility during the 2002 period compared to an outstanding balance at the end of the 2001 period of $5,370,000. During the 2001 our Advisor funded interest expense under the an Interest Funding Agreement dated July 1, 2001 in which the Advisor agrees to bear the interest expense on our line of credit for the calendar year 2001. During the three-month period that amounted to a reimbursement of $180,000.

     Net income was $1,683,000 and $917,000 for the three months ended March 31, 2002 and 2001, respectively. Earnings per weighted average share were $0.49 and $0.45, respectively.

    Dividends declared and paid per share of beneficial interest during the comparable periods were the same, $0.49, which represent a 10% annualized rate of return for our shareholders.

               CAPITAL RESOURCES AND LIQUIDITY FOR
          THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

     We utilize funds made available from the sale of our Shares, funds made available on our bank line of credit and repayment of principal on our Residential Mortgages and Contracts for Deed to purchase Mortgage Investments.

                                                  THREE-MONTH PERIODS
                                                    ENDED MARCH 31,
                                             2002                    2001
                                             ----------------------------
Shares issued                                    386,056          366,874
Number of new shareholders                           153              123
Gross offering proceeds                      $ 7,721,000      $ 7,337,000
Net offering proceeds (after deduction
  of selling commissions and fees)           $ 6,727,000      $ 6,375,000
Principal receipts from Residential
  Mortgages and Contracts for Deed           $   492,000      $   490,000
Principal receipts from Interim Mortgages    $ 5,353,000      $ 2,493,000
Net borrowing from credit line               $  (810,000)     $(1,630,000)

     On June 4, 2001 the Securities and Exchange Commission issued its order of effectiveness for the sale of an additional 5,750,000 shares of beneficial interest over and above the original registration of 2,500,000 shares. Of the new shares offered for sale, 750,000 were set aside for the Dividend Reinvestment Plan.

   As of March 31, 2002, we had issued an aggregate of 3,715,967 shares of beneficial interest and repurchased into treasury, through our Share Repurchase Plan, 51,642 shares resulting in total share outstanding of 3,664,325. Gross Offering Proceeds through the 2002 March quarter were $74,068,000 with Net Offering Proceeds to us of $65,030,000. By comparison at the end of the 2000-quarter we had sold 2,240,911 shares resulting in Gross Offering Proceeds of $44,820,000 and Net Offering Proceeds to us of $39,910,000.

     With Trustee approval and effective July 11, 2001 we extended and increased our credit facility with the same lender to $10,000,000 from $7,000,000. The term of the agreement is 12 months. The line-of-credit was collateralized with the assignment of certain Residential Mortgages. Interest is calculated at bank's prime rate plus 0.50%, or 5.25% at March 31 2002. We utilized the credit facility to acquire and warehouse Mortgage Investments as they become available. The outstanding balance of the line-of-credit was reduced as new offering proceeds were received. The outstanding loan balance at March 31, 2002 was zero and $5,370,000 at 2001-quarter end.

PART II - OTHER INFORMATION

None

Item 6. Exhibits

Exhibit 1. - Yield Contribution Agreement between UMT Advisors, Inc. and United Mortgage Trust dated May 1, 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there under duly authorized.


                                        UNITED MORTGAGE TRUST
                                        (Registrant)



Date:  May 15, 2002                   /S/Christine A. Griffin
                                      Christine A. Griffin
                                           President

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Board of Directors
United Mortgage Trust


We have reviewed the accompanying balance sheets of United Mortgage Trust as of March 31, 2002 and the related statements of income for the three months then ended and cash flows for the three months then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of United Mortgage Trust as of December 31, 2001 and the related statements of earnings and cash flows for the year then ended (not presented separately herein), and in our report dated February 7, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                     Jackson & Rhodes P.C.

Dallas, Texas
May 14, 2002

Exhibit 1.

Yield Contribution Agreement

     This Agreement is entered into on this 1st day of May 2002, by and between United Mortgage Trust, a Maryland real estate investment trust, and UMT Advisors, Inc, a Texas Corporation.

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

     WHEREAS UMT Advisors, Inc. desires to assist United Mortgage Trust in maintaining the 10% dividend rate,

IT IS AGREED AS FOLLOWS:

Effective as of March 31, 2002 and continuing through June 30, 2002, UMT Advisors, Inc. will contribute amounts necessary to ensure a 10% dividend distribution by United Mortgage Trust from cash available for distribution from operations and retained earnings
("Contribution").

United Mortgage Trust will accrue a receivable through June 30, 2002 from UMT Advisors, Inc. for the contribution necessary to achieve the 10% dividend.

This agreement may extend for successive quarters at the election of UMT Advisors, Inc.

Beginning on March 31, 2003 and continuing quarterly through December 31 2004, UMT Advisors, Inc. shall pay to United Mortgage
Trust a minimum of 12.5% of the accrual resultant from the Contribution.

Effective January 1, 2002, UMT Advisors, Inc.'s incentive compensation has been amended from 25% of the net yield in excess of a 10% annualized yield to 100% of the net yield in excess of 10% until such time where UMT Advisors, Inc. has received an amount equal to 25% of the net yield in excess of a 10% annual yield and an amount equal to the Bank Line Interest Expense paid by UMT Advisors, Inc. under the Interest Funding Agreement. The incentive compensation shall remain amended as stated above until such time UMT Advisors, Inc. recoups the Interest funded and the Contributions funded.

United Mortgage Trust shall have the right of offset, subsequent to March 31, 2002, any fees or incentive compensation due UMT Advisors, Inc. up to an amount equal to the quarterly payments due under the Interest Funding Agreement and this Yield Contribution Agreement.

As further consideration for this Agreement United Mortgage Trust agrees to extend the quarterly payment requirement under the Interest Funding Agreement from March 31, 2002 to March 31, 2003.


AGREED TO AND ACCEPTED BY:


UNITED MORTGAGE TRUST                     UMT ADVISORS, INC.


_________________________                 _________________________
Christine Griffin, President              Todd Etter, Chairman