Form 10QSB
period 2002-06-30
UNITED MORTGAGE TRUST
filed 2002-08-13
CIK 101390

Form 10-QSB



     [ x ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2002

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

     Balance Sheets
        June 30, 2002 and December 31, 2001 . . . . . . . . 2

     Statements of Income
        Three Months and Six Months
          ended June 30, 2002 and 2001. . . . . . . . . . . 3

     Statements of Cash Flows
        Six Months ended June 30, 2002 and 2001 . . . . . . 4

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

Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . 16























                                 -1-


PART I  -- FINANCIAL INFORMATION

                            BALANCE SHEETS
                                            June 30,      December 31,
                                              2002             2001
                                           ----------------------------
                                           (unaudited)      (audited)
ASSETS
Cash                                       $   615,596       $   33,569
Investment in residential mortgages
  and contracts for deed                    40,359,869       39,683,246
Interim mortgages                           29,273,987       17,529,898
Accrued interest receivable                  1,560,441        1,229,360
Receivable from affiliate                      860,415          546,720
Receivable from reinvestment                   148,000          144,834
Equipment, less accumulated depreciation
  of $3,076 and $2,816, respectively            10,336            1,895
Other assets                                    40,165           46,891
                                           -----------       ----------
Total Assets                               $72,868,809      $59,216,413
                                           -----------       ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Line of credit                           $ 1,300,000      $   810,000
  Dividend payable                             668,000          543,413
  Accounts payable & accrued
    liabilities                                  9,058          141,726
                                           -----------       ----------
      Total Liabilities                    $ 1,977,058      $ 1,495,139
                                           -----------       ----------
Commitments and contingencies

Shareholders' equity:
  Shares of beneficial interest; $.01 par
    Value; 100,000,000 shares authorized
    4,121,351 and 3,329,911 shares
    issued and 4,055,603 and 3,290,024
      outstanding, respectively            $    41,214      $    33,299
  Additional paid-in capital                72,132,142       58,352,199
  Retained earnings                             18,425           85,766
                                           -----------       ----------
                                            72,191,781       58,471,264
  Less treasury stock, 66,644 and
    39,047 shares in 2002 and 2001,
    at cost                                 (1,300,030)       (749,990)
                                           -----------       ----------
      Total Shareholders' Equity           $70,891,751      $57,721,274
                                           -----------       ----------
Total Liabilities & Shareholders Equity    $72,868,809      $59,216,413
                                           -----------       ----------

See accompanying notes to financial statements.

                                   -2-




                                    STATEMENTS OF INCOME
                            For the Three Months and Six Months
                               Ended June 30, 2002 and 2001
                                        (Unaudited)

                                 Three Months Ended       Six Months Ended
                                      June 30,                 June 30,
                               2002              2001   2002              2001
                               ----------------------   ----------------------
Revenues:
  Interest income              $1,997,755  $1,334,244   $3,678,925  $2,537,042
  Advisory contribution           100,000      --          300,000       --
  Gain on sale of notes            (1,842)     10,267       (1,034)     10,267
                               ----------  ----------   ----------  ----------
                               $2,095,913  $1,344,511   $3,977,891  $2,547,309
                               ----------  ----------   ----------  ----------
Expense:
  General and administrative       82,440      56,318      182,570     109,037
  Interest expense                  2,844     135,043       17,989     315,770
  Management Fee                  100,491      57,587      183,854     109,470
                               ----------  ----------   ----------  ----------
                                  185,775     248,948      384,413     534,277
                               ----------  ----------   ----------  ----------
Net income                     $1,910,138  $1,095,563   $3,593,478  $2,013,032
                               ==========  ==========   ==========  ==========
Net income per share
   of beneficial interest           $0.49       $0.45        $0.98       $0.90
                               ==========  ==========   ==========  ==========

Weighted average
    shares outstanding          3,865,715   2,423,289    3,659,755   2,236,106
                               ==========  ==========   ==========  ==========



See accompanying notes to financial statements.


















                                   -3-


                       STATEMENTS OF CASH FLOWS
            For the Six Months Ended June 30, 2002 and 2001 (unaudited)
                                                       June 30,
                                                  2002          2001
                                              ------------------------
Cash flows from operating activities:
  Net income                                  $ 3,593,478   $2,013,032
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                   260          259
      Net amortization of discount on
        mortgage investments                       (7,774)      (1,892)
      Changes in assets and liabilities:
        Accrued interest receivable              (331,145)    (117,511)
        Other assets                               (1,974)    (221,290)
        Accounts payable and accrued
          liabilities                            (133,242)      21,322
          Net cash provided by operating      -----------    ---------
            activities:                         3,119,603    1,693,920
                                              -----------    ---------
Cash flows from investing activities:
  Investment in residential mortgages
    and contracts for deed                     (2,374,141)  (5,684,372)
  Principal receipts on residential
    mortgages and contracts for deed            1,700,010    1,497,705
  Investment in interim mortgages             (24,059,669)  (9,738,891)
  Principal receipts on interim mortgages      12,320,861    5,462,394
        Net cash used in investing            -----------   ----------
         activities:                          (12,412,939)  (8,463,164)
                                              -----------   ----------
Cash flows from financing activities:
  Proceeds from issuance of shares of
    beneficial interest                        13,784,692   12,040,677
  Purchase of treasury stock                     (550,040)      --
  Net borrowings (payments)on
    credit line                                   490,000   (3,350,000)
  Receivable from affiliate                      (313,632)      13,871
  Dividends                                    (3,535,657)  (2,120,722)
        Net cash provided by financing        -----------   ----------
          activities:                           9,875,363    6,583,826
                                              -----------   ----------
Net increase (decrease)in cash                    582,027     (185,418)

Cash at beginning of period                        33,569      200,912
                                              -----------   ----------
Cash at end of period                         $   615,596   $   15,494
                                              -----------   ----------
Interest paid                                 $    17,980   $  315,770
                                              -----------   ----------

See accompanying note to financial statements.

                                          -4-

                            UNITED MORTGAGE TRUST
                       Notes to Financial Statements
                               June 30, 2002

1. Description of Business

The Company

    United Mortgage Trust ("the Company") is a Maryland real estate investment trust which qualifies as a real estate investment trust (a "REIT") under federal income tax laws. The Advisor to the Company is UMT Advisors, Inc., (the "Advisor") a Texas corporation. The Company invests exclusively in first lien, fixed rate mortgages secured by single-family residential property throughout the United States. Such loans are originated by others to the Company's specifications or to specifications approved by the Company. Most, if not all, of such loans are not insured or guaranteed by a federally owned or guaranteed mortgage agency.

     The Company is offering up to 5,000,000 Shares of Beneficial
Interest at $20 per share on a "best efforts" basis. In addition, we are offering up to 750,000 Shares to investors who want to participate in our Reinvestment Plan.

2. Basis of Presentation

     The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, were made. Operating results for the three months and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

3. Line-of-Credit

     The Company has a twelve-month credit facility with a maximum borrowing limit of $10,000,000, which expired on July 10 and was renewed on July 11, 2002 with the same terms and conditions. The line-of-credit is collateralized with the assignment of certain Residential Mortgages. Interest on the outstanding balance was 5.25% at June 30, 2002 and was based on 0.50% above the bank's prime rate fixed for one year.

Outstanding balances at June 30, 2002 and 2001 were $1,300,000 and $3,650,000, respectively. Interest paid during the three-month and six-month periods was $2,840 and $17,980 and $135,040 and $315,770, respectively.

4. Related Party Transactions

     The Company has an Advisory Agreement with its Advisor, UMT Advisors, Inc. ("UMTA") to manage the day-to-day operations of the Company and generally, the day-to-day expenses associated with running the Company are born by UMTA. The Company was charged a Trust Management Fee, calculated monthly, that was $100,500 and $57,600 for the three-month periods ended June 30, 2002 and 2001, respectively, and $183,900 and $109,500 for the six-month periods, respectively. The fee was calculated as 1/12th of 1/2 of 1% of the first $50,000,000 of income producing assets and 1/12th of 1% of income producing assets in excess of $50,000,000. Under the terms of the Advisory Agreement the Company paid Acquisition Fees to the Advisor for providing services related to identifying and purchasing loans. The fee was calculated as 3% of Net Proceeds (Gross Proceeds less selling commissions and wholesaling and marketing allocations). Fees paid during the three-month periods were $207,200 and $182,000, respectively. Fees paid during the six-month periods were $406,000 and $379,000, respectively.

     The Company has a Mortgage Servicing Agreement with South Central Mortgage, Inc., ("SCMI"), an affiliate, incurring service fees of $51,000 and $46,000 for the three months and $97,000 and $90,000 for the six months ended June 30, 2002 and 2001, respectively.

     Under the terms of an agreement dated May 1, 2002 but effective from January 1, 2002, referred to as the Yield Contribution Agreement, UMTA agreed to contribute from time to time the amount necessary to allow UMT to maintain a 10% dividend to its shareholders through June 30, 2002. During the current quarter that amount was $100,000; for the six months the amount was $300,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

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

     The following table sets forth certain information about the Mortgage Investments that we purchased during the periods set forth below.

                                            Three Months Ended
                                                 June 30,
                                        2002                   2001
                                        ---------------------------

RESIDENTIAL MORTGAGES
Purchase price                          $   518,000     $ 1,250,000
Total number                                     14              23
Number purchased from affiliates                  3               6
Number purchased from other sources              11             317
Blended interest rate                        13.83%          12.87%
Aggregate principal balance             $   518,000     $ 1,253,000
Average principal balance                   $37,000         $54,500
Remaining term in months (1)                    308             328
Current yield (1)                            13.83%          12.90%
Investment-to-value ratio (1)(2)             77.15%          77.13%

CONTRACTS FOR DEED
Purchase price                          $      -0-      $ 1,112,000
Total number                                   -0-               23
Number purchased from affiliates                                  1
Number purchased from other sources                              22
Blended interest rate                                        11.88%
Aggregate principal balance                             $ 1,117,000
Average principal balance                                   $48,600
Remaining term in months (1)                                    340
Current yield (1)                                            11.94%
Investment-to-value ratio (1)(2)                             80.18%

 (Continued)                                Three Months Ended
                                                 June 30,
                                        2002                   2001
                                        ---------------------------

INTERIM MORTGAGES
Portfolio beginning balance at 3/31     $21,494,000     $ 8,575,000
Portfolio ended balance at 6/30         $29,274,000     $10,755,000
Net increase in portfolio
  from prior period                     $ 7,780,000     $ 2,180,000
Total number participated in
  during period                                 710             362
Number purchased from affiliates                493             362
Number purchased from other sources             217               0
Blended interest rate                        13.94%          12.83%
Remaining term in months: less than       12 months       12 months
Current yield at year-end (1)                14.14%          13.01%
Investment-to-value ratio (1)(2)             56.45%          54.00%


                                              Six Months Ended
                                                  June 30,
                                        2002                   2001
                                        ---------------------------

RESIDENTIAL MORTGAGES
Purchase price                          $ 2,214,000     $ 2,974,000
Total number                                     44              61
Number purchased from affiliates                  3              13
Number purchased from other sources              41              48
Blended interest rate                        13.45%          12.34%
Aggregate principal balance             $ 2,214,000     $ 2,992,000
Average principal balance                   $47,000         $48,700
Remaining term in months (1)                    338             323
Current yield (1)                            13.45%          12.41%
Investment-to-value ratio (1)(2)             78.62%          77.58%

CONTRACTS FOR DEED
Purchase price                          $   160,000     $ 2,621,000
Total number                                      3              53
Number purchased from affiliates                  1               1
Number purchased from other sources               2              52
Blended interest rate                        11.90%          11.72%
Aggregate principal balance             $   160,000     $ 2,628,000
Average principal balance                   $53,000         $49,600
Remaining term in months (1)                    338             333
Current yield (1)                            11.90%          11.75%
Investment-to-value ratio (1)(2)             73.01%          82.19%

 (continued)                                  Six Months Ended
                                                  June 30,
                                        2002                   2001
                                        ---------------------------
INTERIM MORTGAGES
Portfolio beginning balance at 12/31    $17,530,000     $ 6,453,000
Portfolio ended balance at 6/30         $29,274,000     $10,729,000
Net increase in portfolio
  from prior period                     $11,744,000     $ 4,276,000
Total number participated in
  during period                                 830             414
Number purchased from affiliates                579             414
Number purchased from other sources             251               0
Blended interest rate                        13.82%          12.83%
Remaining term in months: less than       12 months       12 months
Current yield at year-end (1)                14.02%          13.01%
Investment-to-value ratio (1)(2)             56.45%          54.00%

(1) These amounts were determined at the time the Mortgage Investments were purchased.

(2) The investment-to-value ratio is determined at the time a Mortgage Investment is acquired and is determined by dividing the amount paid to acquire that Mortgage Investment by the value of the underlying real estate that is security for that Mortgage Investment.

     As of June 30, 2002 our mortgage portfolio in the aggregate consisted of 617 Residential Mortgages, 250 Contracts for Deed and 582 Interim Mortgages. During the 2002 three-month period 12 Residential Mortgages or Contracts for Deed prepaid, and during the 2002 six-month period 19 prepaid (when borrowers refinanced their homes with other lenders). We purchase new Mortgage Investments with principal returned from prepayments. As of the dates of purchase, the portfolio had an unpaid principal balance of $69,355,000, and was purchased for a discounted price of $68,522,000 (98.80% of the unpaid principal balance). The portfolio had a blended interest rate of 12.46%, a current annual yield of 12.61%, an investment-to-value ratio of 71.69%, an average unpaid principal balance of $48,000, and an average term remaining of 338 months for Residential Mortgages and Contracts for Deed and less than 12 months for Interim Mortgages.

     By comparison as of June 30, 2001 our mortgage portfolio in the aggregate consisted of 571 Residential Mortgages, 243 Contracts for Deed and 291 Interim Mortgages. During the 2001 three-month period 17 Residential Mortgages or Contracts for Deed prepaid, and during the six-month period 24 prepaid. As of the dates of purchase, the portfolio had an unpaid principal balance of $48,350,000, and was purchased for a discounted price of $47,450,000 (98.14% of the unpaid principal balance). The portfolio had a blended interest rate of 11.97%, a current annual yield of 12.20%, an investment-to-value ratio of 74.54%, an average unpaid principal balance of $44,000, and an average term remaining of 338 months for Residential Mortgages and Contracts for Deed and less than 12 months for Interim Mortgages.

     All of the properties that were security for our Mortgage
Investments were located in the United States. Each of the properties was adequately covered by a mortgagee's title insurance policy and hazard insurance.

     During the three-month periods ended June 30, 2002 and 2001 our investments generated $1,996,000 and $1,345,000 of interest income, before the contribution from our Advisor, which represented a 48% increase. During the six-month periods interest income was $3,678,000 and $2,547,000, respectively, which represented a 44% increase. The increases were attributed to a 44% growth in Mortgage Investments purchased between periods using Net Offering Proceeds derived from the sale of our Shares and principal returned from prepayment of loans. The portion of our portfolio dedicated to Residential Mortgages and Contracts for Deed grew by 7% and the portion dedicated to Interim Mortgages grew by 173% from June 30, 2001 to June 30, 2002.

     Total income for the three-month periods including the contribution from our Advisor plus a modest gain on the sale of defaulted properties was $2,096,000 and $1,345,000 (56% increase), respectively, which included $100,000 received during the 2002 quarter from our Advisor as part of the Yield Contribution Agreement. The yield contribution is used to supplement income, as we continue to balance our portfolio between lower yield Residential Mortgages and Contracts for Deed and higher yield Interim Mortgages. As the balance is further adjusted during the coming periods it may be necessary for our Advisor to continue to contribute to our yield in order to maintain a 10% dividend rate or, if the Trustees elect, to lower our dividend commensurate with our net income from Mortgage Investments. Total income for the six-month periods was $3,978,000 and $2,547,000 (56% increase).

     Operating expenses were $183,000 and $113,000, a 62% increase for the three-month periods, respectively, and were made up primarily of Trust Management Fees paid to our Advisor of $100,000 and $58,000 (72% increase) and loan servicing fees of $51,000 and $46,000, (11% increase), respectively. The percentage of change in the Trust Management Fees and loan servicing fees fluctuates as the principal balances of loans in our portfolio changes. Operating expenses in comparable six-month periods were $366,000 and $219,000, respectively, a 67% increase, made up of Trust Management Fess of $184,000 and $109,000 (69% increase) and loan servicing fees of $97,000 and $90,000, (8% increase), respectively.

     Operating expense as a percentage of income was 8.73% and 8.47% and as a percentage of Average Invested Assets were 0.27% and 0.24% during the three-month periods of 2002 and 2001, respectively. During the six-months periods the figures were 9.21% and 8.58% as a percentage of income and 0.56% and 0.47% as a percentage of Average Invested Assets, respectively.

     Interest expense during the comparable three-month periods decreased by 98% and during the six-month periods decreased by 94% as we paid down the outstanding balance of the credit facility during 2002. The outstanding balance was $1,300,000 and $3,650,000 at June 30, 2002 and 2001, respectively.

     Net income before the Advisory Contribution was $1,810,000 and $1,096,000 for the three months ended June 30, 2002 and 2001, respectively, and $3,293,000 and $2,013,000 for the six-month periods, respectively, making earnings per share during the comparable three-month periods $0.47 and $0.45 (4% increase), and $0.90 during both six-month periods. Net income including the Advisory Contribution was $1,910,000 and $1,096,000 during the comparable three months and $3,593,000 and $2,013,000 during the comparable six months, respectively, making earnings per weighted average share $0.49 and $0.45 (9% increase) for the three-month periods and $0.98 and $0.90 (9% increase) for the six-month periods, respectively.

    The dividend declared and paid per weighted share of beneficial interest during the comparable three-month periods was the same, $0.50, and $1.00 during the comparable six-month periods, which represent a 10% annualized rate of return for our shareholders.

     As of June 30, 2002, our default rate was 4.68% compared to 3.53% at the end of the 2001 period. Recoursed defaulted loans were 1.67% and non-recoursed loans were 3.01%, compared to 1.45% and 2.08% during the comparable 2001 period. During the 2002-quarter, 14 defaulted properties were sold outright and one was sold to a new borrower and retained in our portfolio compared to the 2001 quarter during which three defaulted properties were sold outright and five were sold to new borrowers and retained. During the six-month periods 17 defaulted properties were sold outright and one was sold to a new borrower and retained in 2002 compared to six sold outright and 17 sold to new borrowers and retained in 2001. The slow down we reported in sales of defaulted properties during the March 2002 quarter lessened during the current period but we continue to make sales of defaulted properties a priority because non-recoursed defaults are assets that are not producing income and therefore lower the amount of income we have to distribute to our shareholders as dividends.

               CAPITAL RESOURCES AND LIQUIDITY FOR
          THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

     We utilize funds made available from the sale of our Shares, funds made available on our bank line of credit and repayment of principal on our Residential Mortgages and Contracts for Deed to purchase Mortgage Investments.
                                                 THREE-MONTH PERIODS
                                                    ENDED JUNE 30,
                                             2002                  2001
                                             --------------------------
Shares issued                                    405,384       327,602
Number of new shareholders                           172           135
Gross offering proceeds                      $ 8,108,000   $ 6,554,000
Net offering proceeds (after deduction
  of selling commissions and fees)           $ 7,115,000   $ 6,085,000
Principal receipts from Residential
  Mortgages and Contracts for Deed           $ 1,162,000   $ 1,008,000
Principal receipts from Interim Mortgages    $ 6,651,000   $ 2,969,000
Net borrowing from credit line               $ 1,300,000   $(1,720,000)

                                                 SIX-MONTH PERIODS
                                                    ENDED JUNE 30,
                                             2002                  2001
                                             --------------------------
Shares issued                                    791,440       694,492
Number of new shareholders                           325           258
Gross offering proceeds                      $15,829,000   $13,892,000
Net offering proceeds (after deduction
  of selling commissions, fees and shares
  repurchased)                               $13,785,000   $12,040,000
Principal receipts from Residential
  Mortgages and Contracts for Deed           $ 1,700,000   $ 1,498,000
Principal receipts from Interim Mortgages    $12,321,000   $ 5,462,000
Net borrowing from credit line               $   490,000   $(3,350,000)


     On June 4, 2001 the Securities and Exchange Commission issued its order of effectiveness for the sale of an additional 5,750,000 shares of beneficial interest over and above the original registration of 2,500,000 shares. Of the new shares offered for sale, 750,000 were set aside for the Dividend Reinvestment Plan.

     As of June 30, 2002, we had issued an aggregate of 4,121,351 shares of beneficial interest and repurchased into treasury, through our Share Repurchase Plan and other cancellations, 66,644 shares resulting in total shares outstanding of 4,054,707. Gross Offering Proceeds through the 2002 June quarter were $82,175,000 with Net Offering Proceeds to us of $72,173,000. By comparison at the end of the 2001-quarter we had issued 2,591,928 shares, had in treasury 13,399 shares resulting in total shares outstanding of 2,578,529. Gross Offering Proceeds of $51,839,000 and Net Offering Proceeds to us of $45,867,000.

     With Trustee approval and effective July 11, 2002 we renewed our $10,000,000 credit facility with the same lender for 12 months. The line-of-credit was collateralized with the assignment of certain Residential Mortgages. Interest was calculated at bank's prime rate plus 0.50%, or 5.25%, and fixed for the term of the loan. We utilized the credit facility to acquire and warehouse Mortgage Investments as they become available. The outstanding balance of the line-of-credit was reduced as new offering proceeds were received. The outstanding loan balance at June 30, 2002 was $1,300,000 and $3,650,000 at the 2001-quarter end.

PART II - OTHER INFORMATION

None

Item 6. Exhibits

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as
Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there under duly authorized.


                                        UNITED MORTGAGE TRUST
                                        (Registrant)



Date:  August 5, 2002                   /S/Christine A. Griffin
                                         Christine A. Griffin
                                         President

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Board of Directors
United Mortgage Trust


We have reviewed the accompanying balance sheets of United Mortgage Trust as of June 30, 2002 and the related statements of income for the three months then ended and cash flows for the three months then ended. These financial statements are the responsibility of the Company's management.

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

                                     Whitley Penn

Dallas, Texas
August 6, 2002

Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In connection with the Quarterly Report of United Mortgage Trust (the "Company") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christine A. Griffin, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Christine A Griffin
-----------------------
Christine A Griffin
Chief Executive Officer
Chief Financial Officer