Form 10QSB
period 2002-09-30
UNITED MORTGAGE TRUST
filed 2002-11-14
CIK 101390

Form 10-QSB



     [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002

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

     Balance Sheets
        September 30, 2002 and December 31, 2001 . . . . . .2

     Statements of Income
        Three Months and Nine Months
        ended September 30, 2002 and 2001 . . . . . . . . . 3

     Statements of Cash Flows
        Nine Months Ended September 30, 2002 and 2001. . . .4

     Notes to Financial Statements. . . . . . . .  . . . . .5

Item 2. Management?s Discussion and Analysis
  of Results of Operations and Financial Condition . . . . .7

Item 4. Controls and Procedures. . . . . . . . . . . . . . 13

PART II -- OTHER INFORMATION . . . . . . . . . . . . . . . 14

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . 14

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . .15

Accountants? Review Report . . . . . . . . . . . . . . . . 16

Exhibit 99.1 . . . . . . . . . . . . . . . . . . . . . . . 17




















                                 -1-


PART I  -- FINANCIAL INFORMATION

                         UNITED MORTGAGE TRUST
                            BALANCE SHEETS
                 September 30, 2002 and December 31, 2001
                                                   September 30,  December 31,
                                                      2002             2001
                                                  ----------------------------
ASSETS                                             (unaudited)      (audited)
Cash                                               $ 2,194,150       $   33,569
Investment in residential mortgages and
  contracts for deed                                39,704,161       39,683,246
Interim mortgages                                   39,382,577       17,529,898
Accrued interest receivable                          1,851,600        1,229,360
Receivable from affiliate                            1,044,014          546,720
Receivable from reinvestment                           187,000          144,834
Equipment, less accumulated depreciation
  of $3,206 and $2,816, respectively                    17,626            1,895
Other assets                                            55,553           46,891
                                                   -----------       ----------
Total Assets                                       $84,436,681      $59,216,413
                                                   -----------       ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Line of credit                                   $ 5,145,000      $   810,000
  Dividend payable                                     734,688          543,413
  Accounts payable & accrued liabilities                11,515          141,726
                                                   -----------       ----------
      Total Liabilities                              5,891,203        1,495,139
                                                   -----------       ----------
Commitments and contingencies

Shareholders' equity:
  Shares of beneficial interest; $.01 par
    Value; 100,000,000 shares authorized;
    4,589,407 and 3,329,911 shares
    issued; 4,496,152 and 3,290,024
      outstanding, respectively                         45,895           33,299
  Additional paid-in capital                        80,316,304       58,352,199
  Retained earnings                                        829           85,766
                                                   -----------       ----------
                                                    80,363,028       58,471,264
  Less treasury stock, 93,255 and
    39,047 shares in 2002 and 2001, at cost         (1,817,550)       (749,990)
                                                   -----------       ----------
      Total Shareholders' Equity                    78,545,478       57,721,274
                                                   -----------       ----------
Total Liabilities & Shareholders Equity            $84,436,681      $59,216,413
                                                   -----------       ----------

See accompanying notes to financial statements.

                                     -2-

                                UNITED MORTGAGE TRUST
                                STATEMENTS OF INCOME
                    For the Three Months and Nine Months Ended
                      September 30, 2002 and 2001 (unaudited)
                                    Three Months Ended         Nine Months Ended
                                       September 30,              September 30,
                                     2002        2001          2002         2001
                                   --------------------     ----------------------
Income:
  Interest income                 $2,154,337  $1,486,002    $5,833,613  $4,023,043
  Advisor contribution               200,000       --          500,000
  Gain (loss) on sale of notes        (2,372)    (10,267)       (3,406)      --
                                   ---------   ---------     ---------   ---------
                                   2,351,965   1,475,735     6,330,207   4,023,043
                                   ---------   ---------     ---------   ---------
Expense:
  Salaries and wages (Note 4)          --          --           --           --
  General & administrative (Note 4)  104,564      57,631       287,160     166,669
  Interest expense (Note 4)            2,844    (315,770)       20,823       --
  Management Fee (Note 4)            119,008      63,377       302,862     172,847
                                   ---------   ---------     ---------   ---------
                                     226,416    (194,762)      610,845     339,516
                                   ---------   ---------     ---------   ---------
Net income                        $2,125,549  $1,670,497    $5,719,362  $3,683,527
                                   =========   =========     =========   =========
Net income per share of
  beneficial interest                  $0.50       $0.60         $1.48       $1.50
                                   =========   =========     =========   =========

Weighted average shares
  outstanding                      4,288,840   2,793,231     3,868,760   2,459,010
                                   =========   =========    ==========   =========

See accompanying notes to financial statements.
















                                   -3-




                        UNITED MORTGAGE TRUST
                       STATEMENTS OF CASH FLOWS
   For the Nine Months Ended September 30, 2002 and 2001 (unaudited)
                                                   September 30,
                                                  2002          2001
                                              (unaudited)   (unaudited)
                                              ------------------------
Cash flows from operating activities:
  Net income                                  $ 5,719,362   $3,683,527
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                28,939          390
      Net amortization of discount on
        mortgage investments                      (11,663)      (5,699)
      Changes in assets and liabilities:
        Accrued interest receivable              (622,304)    (358,207)
        Other assets                              (53,329)    (303,778)
        Accounts payable and accrued
          liabilities                            (130,786)     223,752
          Net cash provided by operating      -----------    ---------
            activities:                         4,930,219    3,239,985
                                              -----------    ---------
Cash flows from investing activities:
  Investment in residential mortgages
    and contracts for deed                     (3,346,446)  (8,398,919)
  Principal receipts on residential
    mortgages and contracts for deed            3,331,912    2,043,570
  Investment in interim mortgages             (43,119,618) (16,595,706)
  Principal receipts on interim mortgages      21,272,218    8,943,599
        Net cash used in investing            -----------   ----------
         activities:                          (21,861,934) (14,007,456)
                                              -----------   ----------
Cash flows from financing activities:
  Proceeds from issuance of shares of
    beneficial interest                        20,866,975   17,846,751
  Net borrowings on credit line                 4,335,000   (3,390,000)
  Receivable from affiliate                      (497,231)    (308,180)
  Dividends                                    (5,612,448)  (3,438,831)
        Net cash provided by financing        -----------   ----------
          activities:                          19,092,296   10,709,740
                                              -----------   ----------
Net increase (decrease)in cash                  2,160,581      (57,731)

Cash at beginning of period                        33,569      200,912
                                              -----------   ----------
Cash at end of period                         $ 2,194,150   $  143,181
                                              -----------   ----------
Interest paid (Note 4)                        $    20,823   $  335,341
                                              -----------   ----------

See accompanying note to financial statements.

                            -4-


                   UNITED MORTGAGE TRUST
               Notes to Financial Statements
                     September 30, 2002

1. Description of Business

The Company

    United Mortgage Trust (?the Company?) is a Maryland real estate investment trust which qualifies as a real estate investment trust (a ?REIT?) under federal income tax laws. The Advisor to the Company is UMT Advisors, Inc., (the ?Advisor?) a Texas corporation. The Company invests exclusively in first lien, fixed rate mortgages secured by single-family residential property throughout the United States. Such loans are originated by others to the Company?s specifications or to specifications approved by the Company. Most, if not all, of such loans are not insured or guaranteed by a federally owned or guaranteed mortgage agency.

     The Company is offering up to 5,000,000 Shares of Beneficial
Interest at $20 per share on a "best efforts" basis. In addition, we are offering up to 750,000 Shares to investors who want to participate in our Reinvestment Plan.

2. Basis of Presentation

     The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company?s 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, were made. Operating results for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

3. Line-of-Credit

     The Company has a twelve-month credit facility with a maximum borrowing limit of $10,000,000, which expired on July 10th and was renewed on July 11, 2002 with the same terms and conditions. The line-of-credit is collateralized with the assignment of certain Residential Mortgages. Interest on the outstanding balance was 5.25% at September 30, 2002 and was based on 0.50% above the bank?s prime rate fixed for one year.

Outstanding balances at September 30, 2002 and 2001 were $5,145,000 and $3,610,000, respectively. Interest paid during the three-month and nine-month periods was $2,844 and $19,571 (before reimbursement in 2001of $335,340 from the Advisor under the terms of the Interest Funding Agreement dated July 1, 2001) and $20,823 and $335,340 (before reimbursement by the Advisor), respectively.

4. Related Party Transactions

     The Company has an Advisory Agreement with its Advisor, UMT Advisors, Inc. (?UMTA?) to manage the day-to-day operations of the Company and generally, the day-to-day expenses associated with running the Company are born by UMTA. The Company was charged a Trust Management Fee, calculated monthly, that was $119,008 and $63,377 for the three-month periods ended September 30, 2002 and 2001, respectively, and $302,862 and $172,847 for the nine-month periods, respectively. The fee was calculated as 1/12th of 1/2 of 1% of the first $50,000,000 of income producing assets and 1/12th of 1% of income producing assets in excess of $50,000,000. Under the terms of the Advisory Agreement the Company paid Acquisition Fees to the Advisor for providing services related to identifying and purchasing loans. The fee was calculated as 3% of Net Proceeds (Gross Proceeds less selling commissions and wholesaling and marketing allocations). Fees paid during the three-month periods were $237,400 and $185,556, respectively. Fees paid during the nine-month periods were $643,390 and $564,205 respectively.

     The Company has a Mortgage Servicing Agreement with Prospect Service Corp. (formerly South Central Mortgage, Inc.) (?PSC?), an affiliate, incurring service fees of $49,842 and $47,871 for the three months and $147,161 and $137,766 for the nine months ended September 30, 2002 and 2001, respectively.

     Under the terms of an agreement dated May 1, 2002 but effective from January 1, 2002, referred to as the Yield Contribution Agreement, UMTA agreed to contribute from time to time the amount necessary to allow UMT to maintain a 10% dividend to its shareholders through June 30, 2002. The Advisor extended the period to September 30, 2002. During the current quarter that amount was $200,000; for the nine months the amount was $500,000.

ITEM 2. MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               RESULTS OF OPERATIONS FOR THE THREE MONTHS
                 AND NINE MONTHS ENDED SEPTEMBER 30, 2002

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

     The following tables set forth certain information about the Mortgage Investments that we purchased during the periods set forth below (dollar values have been rounded and are therefore approximate amounts).

                                            Three Months Ended
                                               September 30,
                                        2002                   2001
                                        ---------------------------

RESIDENTIAL MORTGAGES
Purchase price                          $   547,000     $ 2,021,000
Total number                                     16              49
Number purchased from affiliates                  0              19
Number purchased from other sources              16              30
Blended interest rate                        11.91%          13.15%
Aggregate principal balance             $   549,000     $ 2,031,000
Average principal balance                   $46,000         $41,500
Remaining term in months (1)                    292             244
Current yield (1)                            11.97%          13.22%
Investment-to-value ratio (1)(2)             79.26%          70.17%

CONTRACTS FOR DEED
Purchase price                          $   189,000     $   768,000
Total number                                      4              16
Number purchased from affiliates                  0               0
Number purchased from other sources               4              16
Blended interest rate                        12.21%          12.13%
Aggregate principal balance             $   189,000     $   770,000
Average principal balance                   $47,000         $48,000
Remaining term in months (1)                    334             341
Current yield (1)                            12.21%          12.17%
Investment-to-value ratio (1)(2)             87.69%          86.55%

INTERIM MORTGAGES
Portfolio beginning balance at 6/30/02  $29,279,000     $10,774,000
Portfolio ending balance at 9/30/02     $39,383,000     $14,655,000
Net increase for the three months       $10,104,000     $ 3,881,000
Total number loans active in period             855             442
Number purchased from affiliates                441             437
Number purchased from other sources             414               5
Blended interest rate                        13.45%          12.85%
Remaining term in months: less than       12 months       12 months
Current yield at year-end (1)                13.63%          13.03%
Investment-to-value ratio (1)(2)             61.56%          54.44%

                                             Nine Months Ended
                                               September 30,
                                         2002                 2001
                                        ---------------------------
RESIDENTIAL MORTGAGES
Purchase price                          $ 3,046,000     $ 4,973,000
Total number                                     57             110
Number purchased from affiliates                  0              80
Number purchased from other sources              57              30
Blended interest rate                        13.11%          12.67%
Aggregate principal balance             $ 3,045,000     $ 5,002,000
Average principal balance                   $53,000         $45,500
Remaining term in months (1)                    329             287
Current yield (1)                            13.11%          12.74%
Investment-to-value ratio (1)(2)             79.16%          74.36%

CONTRACTS FOR DEED
Purchase price                          $   300,000     $ 3,389,000
Total number                                      7              69
Number purchased from affiliates                  0               0
Number purchased from other sources               7              69
Blended interest rate                        12.10%          11.81%
Aggregate principal balance             $   300,000     $ 3,399,000
Average principal balance                   $43,000         $49,000
Remaining term in months (1)                    333             335
Current yield (1)                            12.10%          11.84%
Investment-to-value ratio (1)(2)             81.64%          83.28%

INTERIM MORTGAGES
Portfolio beginning balance
   at 12/31/01                          $17,530,000     $ 6,453,000
Portfolio ending balance at 9/30/02     $39,383,000     $14,105,000
Net increase in portfolio
  from prior period                     $21,853,000     $ 7,652,000
Total number loans active in period           1,319             573
Number purchased from affiliates                587             568
Number purchased from other sources             732               5
Blended interest rate                        13.45%          12.85%
Remaining term in months: less than       12 months       12 months
Current yield at year-end (1)                13.63%          13.03%
Investment-to-value ratio (1)(2)             61.56%          54.44%

(1) These amounts were determined at the time the Mortgage Investments were purchased.

(2) The investment-to-value ratio is determined at the time a Mortgage Investment is acquired and is determined by dividing the amount paid to acquire that Mortgage Investment by the value of the underlying real estate that is security for that Mortgage Investment.

     As of September 30, 2002 our mortgage portfolio in the aggregate consisted of 612 Residential Mortgages, 241 Contracts for Deed and 765 Interim Mortgages. As of the dates of purchase, the portfolio had an unpaid principal balance of approximately $79,086,000, and was purchased for a discounted price of approximately $78,271,000 (98.97% of the unpaid principal balance). The average loan in the portfolio had a blended interest rate of 12.64%, a current annual yield of 12.78%, an investment-to-value ratio of 70.41%, an unpaid principal balance of $49,000, and a term remaining of 326 months for Residential Mortgages and Contracts for Deed and less than 12 months for Interim Mortgages.

     By comparison as of September 30, 2001 our mortgage portfolio in the aggregate consisted of 611 Residential Mortgages, 255 Contracts for Deed and 351 Interim Mortgages. As of the dates of purchase, the portfolio had an unpaid principal balance of approximately $53,929,000, and was purchased for a discounted price of approximately $53,034,000 (98.34% of the unpaid principal balance). The average loan in the portfolio had a blended interest rate of 12.10%, a current annual yield of 12.31%, an investment-to-value ratio of 76.91%, an unpaid principal balance of $44,000, and a term remaining of 333 months for Residential Mortgages and Contracts for Deed and less than 12 months for Interim Mortgages.

     A majority of the properties that are security for the Residential Mortgages and Interim Mortgages were located in Texas. Each of the properties was adequately covered by a mortgagee?s title insurance policy and hazard insurance.

     During the three months and nine months ended September 30, 2002 our Mortgage Investments generated income of approximately $2,352,000 and $6,330,000, respectively, which includes Advisory Fee Contributions of $200,000 for the three months and $500,000 for the nine months. During the comparable periods in 2001 income was approximately $1,476,000 and $4,023,000, respectively. The increase of 59% between the three-month periods and 57% between the nine-month comparable periods was attributed to acquisition of additional income producing Mortgage Investments. Although funds invested in Residential Mortgages and Contracts for Deed in the 2002 period remained approximately the same as in 2001 (the balance on the books was approximately $39,704,000 at September 30, 2002 and approximately $39,780,000 in 2001), we experienced significant growth in the Interim Mortgage portion of our portfolio of between September 30, 2001 to 2002, growing to approximately $39,383,000 from approximately $14,105,000, a 179% increase. Mortgage Investments were purchased using Net Offering Proceeds from the sale of our Shares during the periods.

     Operating expenses for the three months and nine months of 2002 were approximately $226,000 and $611,000, respectively, as compared to the 2001 periods of approximately $121,000 and $340,000, respectively. The increases between periods were 87% and 80%, respectively. The increases were due primarily to increase in the Trust Management Fee paid to our advisor, UMT Advisors, Inc. (?UMTA?). The fee was calculated as 1/12th of 1/2 of 1% of the first $50,000,000 of income producing assets and 1/12th of 1% of income producing assets in excess of $50,000,000. As the portfolio grew so did the Trust Management Fee. The fee was approximately $119,000 and $303,000 for the three months and nine months of 2002, respectively, compared to approximately $63,000 and $173,000 in the same period of 2001. Operating expense as a percentage of income was 9.63% for the three months and 9.65% for the nine-month period of 2002 compared to 8.20% and 8.44% for the comparable 2001 periods. Operating expenses as a percentage of Average Invested Assets were 0.30% and 0.89% during the three and nine month periods of 2002 and 0.23% and 0.71% during the three and nine-month periods of 2001, respectively.

     Interest expense in the three and nine-month periods of 2002 was approximately $2,800 and $21,000, respectively. Interest expense for the 2001 periods was approximately $19,700 and $335,000, respectively. However, under the terms of an Interest Funding Agreement dated July 1, 2001, the Advisor agreed to bear the interest expense on our line of credit for the calendar year 2001 and the effect was of reversing the amounts we paid. Interest expense before the reimbursement decreased between comparable periods because we used our line of credit less during the 2002 periods. We use our line of credit to purchase Mortgage Investments in advance of receiving proceeds from the sale of our Shares. During the 2002 periods we received proceeds at a level commensurate with our ability to source and purchase Mortgage Investments, thus not relying on our credit facility. Our average daily outstanding balance of our line of credit during the nine months of 2002 was approximately $846,000 compared to $4,982,000 in the same 2001 period.

     Net income of approximately $2,126,000 and $5,719,000 for the three and nine months ended September 30, 2002 compares to approximately $1,670,000 and $3,683,000 for the 2001 periods, respectively. Net income increased because we added additional income producing assets between periods. Earnings per weighted average share were $0.50 and $1.48 for the 2002 three and nine-month periods and $0.60 and $1.50 during the 2001 comparable periods. The decrease in earnings was due to several factors. First, our average daily outstanding balance of our line of credit during the 2002 period was approximately $846,000 compared to $4,982,000 during 2001. The use of leverage had a positive impact on earnings because we borrowed money at 6.50% and bought loans with interest rates of between 12.75% and 14.50%, the effect of which is to augment our overall yield. In 2002 absent the significant use of the credit line our earnings were negatively impacted. Second, during the 2002 periods we had higher cash balances in the bank. The average daily cash balance was approximately $794,000 during the nine-month period of 2002 compared to approximately

$318,000 during the 2001 nine months. When we receive gross proceeds from the sale of shares we either buy suitable investments immediately or we pay down our credit facility. If our line of credit has no outstanding balance or if enough suitable investments not available, the cash was deposited in a money market or money fund account and earned between 1% and 2%, while at the same time we paid a 10% dividend on those funds. The larger cash balances in the bank had a negative impact on earnings. Third, a larger amount of interest receivable was recorded in the 2002 periods compared to 2001. Interest receivable was interest earned on our investments but not immediately paid to us by borrowers or by loan servicing agents. The timing between making investments and receiving interest income had a negative impact on earnings because the funds are not available immediately to pay out as dividends. Fourth, loans that are in default and thus not producing interest income had a negative impact on earnings. As of September 30, 2002, 4.88% of our Mortgage Investments were in default; 3.19% were non-recoursed and 1.69% were recoursed. During the comparable period of 2001, 4.20% of our Mortgage Investments were in default. Of the defaulted loans at September 30, 2001 recoursed loans accounted for 1.98% and 2.22% were non-recoursed. Recoursed loans continue to have interest advanced to us by the recoursing parties and non-recoursed loans do not earn interest if in default.

     Dividends declared and paid per share of beneficial interest for the three and nine-month periods ended September 30, 2002 and 2001 were $0.50 and $1.50 per shares, respectively, for comparable periods. Dividends paid during both quarters were at a 10% annualized rate of return for our shareholders.

CRITICAL ACCOUNTING POLICIES

     We prepared our financial statements for inclusion in this report in accordance with accounting principals that are generally accepted in the United States (GAAP). GAAP represents a comprehensive set of accounting and disclosure rules and requirements, the application of which requires management judgments and estimates. In response to the SEC?s Release No. 33-8040, ?Cautionary Advice Regarding Disclosure About Critical Accounting Policies,? we have identified the most critical accounting principles upon which our financial status depends. We determined the critical principles to be those related to our interest income accrual and potential loan loss reserves.

     INTEREST INCOME ACCRUAL

     We monitor each loan in our portfolio on a monthly basis to track pay histories and performance. On a quarterly basis we determine whether to accrue income on a given loan that is delinquent based on the borrower?s performance in past periods and based on discussions with the collection staff of our loan servicer, relying on their contact with a delinquent homeowner to determine the likelihood that a borrower will continue to make his mortgage payments. There is no assurance that the interest income we recognize in our accrual at the end of each quarter will be paid by a borrower thus requiring an adjustment in the following quarter thereby effectively reducing gross income. The effect is that actual interest income collected from delinquent borrowers may be lower than we projected for that period.

     LOAN LOSS RESERVES

     Through the nine months ended September 30, 2002 we have elected not to establish loan loss reserves because we believe our exposure to losses at that date was nominal. Conversely we have estimated a maximum 5% default rate in projecting our targeted dividend rate of 10%. In the event that our default rate exceeds 5% the funds available for distribution as dividend to shareholders will decrease. We have established an overall portfolio yield benchmark, which must be maintained to meet our targeted dividend to our shareholders. There is no assurance that we will continue to be able to source additional high yield investments, which meet our investment criteria. We may not be able to replace prepaid loans with new investments of comparable yield. In addition, there is no assurance that we will continue to be able to invest new capital from the sale of our Shares at yields sufficient to maintain our targeted dividend rate. These circumstances could result in a lower dividend rate to our shareholder or a return of capital, or both.


                CAPITAL RESOURCES AND LIQUIDITY FOR
  THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

     We utilize funds made available from the sale of our Shares, funds made available on our bank line of credit and repayment of principal on our Residential Mortgages and Contracts for Deed to purchase Mortgage Investments. (Dollars are rounded and therefore are approximate.)

                                                  THREE-MONTH PERIODS
                                                   ENDED SEPTEMBER 30,
                                             2002                    2001
                                             ----------------------------
Shares issued                                    468,056          333,632
Number of new shareholders                           176              136
Gross offering proceeds                      $ 9,361,000       $6,673,000
Net offering proceeds (after deduction
  of selling commissions and fees)           $ 8,218,000       $5,825,000
Principal receipts from Residential
  Mortgages and Contracts for Deed           $ 1,678,000       $  546,000
Principal receipts from Interim Mortgages    $ 8,901,000       $3,282,000
Net borrowing from credit line               $ 3,845,000       $  (40,000)

(continued)                                       NINE-MONTH PERIODS
                                                  ENDED SEPTEMBER 30,
                                             2002                    2001
                                             ----------------------------

Shares issued                                  1,259,496        1,028,124
Number of new shareholders                           495              387
Gross offering proceeds                      $25,190,000      $20,562,000
Net offering proceeds (after deduction
  of selling commissions and fees)           $22,095,000      $17,845,000
Principal receipts from Residential
  Mortgages and Contracts for Deed           $ 3,333,000      $ 2,044,000
Principal receipts from Interim Mortgages    $21,272,000      $ 8,944,000
Net borrowing from credit line               $ 4,335,000      $(3,390,000)

     On June 4, 2001 the Securities and Exchange Commission issued its order of effectiveness for the sale of an additional 5,750,000 shares of beneficial interest over and above the original registration of 2,500,000 shares. Of the new shares offered for sale, 750,000 were set aside for the Dividend Reinvestment Plan.

     As of September 30, 2002, we had issued an aggregate of 4,589,407 shares of beneficial interest and repurchased into treasury, through our Share Repurchase Plan, 93,255 shares resulting in total share outstanding of 4,496,152. Gross Offering Proceeds through September 30, 2002 were approximately $91,536,000 with Net Offering Proceeds to us of approximately $80,362,000, or 87.80% or Gross Offering Proceeds. By comparison, as of September 30, 2001, we had issued an aggregate of 2,937,949 shares of beneficial interest and repurchased into treasury, through our Share Repurchase Plan, 25,788 shares resulting in total share outstanding of 2,912,161. Gross Offering Proceeds through September 30, 2001 were approximately $58,243,000 with Net Offering Proceeds to us of approximately $51,407,000, or 88.26%.

     With Trustee approval and effective July 11, 2001 we amended and extended our $10,000,000 credit facility with the same lender for twelve months with a fixed rate of 5.25%. We then extended the loan on July 11, 2002 for another twelve months with the same terms and conditions. The line-of-credit was collateralized with the assignment of certain Residential Mortgages. We utilized the credit facility to acquire and warehouse Mortgage Investments as they become available. The outstanding balance of the line-of-credit was reduced as new offering proceeds were received. The outstanding loan balance was $5,145,000 and $3,610,000 at September 30, 2002 and 2001, respectively.

Item 4. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures.

     Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of October 14, 2002, (the ?Evaluation Date?) , which is within ninety days prior to the filing and Chief Financial Officers concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that all material information relating to our company required to be filed in this quarterly report has bee made know to them in a timely manner.

     (b) Changes in Internal Controls.

     There have been no significant changes made in our internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.


PART II - OTHER INFORMATION

None

Item 6. EXHIBITS

    Exhibit 99.1 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there under duly authorized.


                                        UNITED MORTGAGE TRUST
                                        (Registrant)



Date:  November 14, 2002                /S/Christine A. Griffin
                                          Christine A. Griffin
                                               President

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Board of Directors
United Mortgage Trust


We have reviewed the accompanying balance sheets of United Mortgage Trust as of September 30, 2002 and the related statements of income for the three and nine months then ended and cash flows for the nine months then ended. These financial statements are the responsibility of the Company?s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of United Mortgage Trust as of December 31, 2001, and the related statements of earnings and cash flows for the year then ended (not presented separately herein), and in our report dated February 7, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2001 is fairly stated, in all material respects, in all material respects, in relation to the balance sheet from which it has been derived.

                                     Whitley Penn

Dallas, Texas
November 12, 2002

Exhibit 99.1 ? Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

I, Christine A. Griffin, certify as Chief Executive Officer and Chief Financial Officer that:

1. I have reviewed this quarterly report on Form 10-QSB of United
Mortgage Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made not misleading, in light of the circumstances under which such statements were made, with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I, as United Mortgage Trust?s (?UMT?) certifying officer, am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for UMT and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to UMT is made known to us during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of UMT?s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the ?Evalauation Date?);

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I, UMT?s certifying officer, have disclosed, based on our most recent evaluation, to UMT?s auditors and our audit committee of our Board of Trustees (or persons performing the equivalent functions):

     a. that there are no significant deficiencies in the design or operation of internal controls which could adversely affect UMT?s ability to record, process, summarize and report financial data and have identified for UMT?s auditors any material weakness in internal controls; and

     b. that there is no fraud, whether or not material, that involves management or other employees who have a significant role in UMT?s internal controls; and

6. I, UMT?s certifying officer, have indicated in this quarterly report that there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.


November 14, 2002


/s/ Christine A Griffin
-----------------------
Christine A Griffin
Chief Executive Officer
Chief Financial Officer