Form 10KSB/A
period 2001-12-31
UNITED MORTGAGE TRUST
filed 2003-02-05
CIK 101390

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            FORM 10KSB/A
                         (Amendment No. 1)

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

EXPLANATORY NOTE:

For purposes of this Form 10KSB/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-KSB for the year ended December 31, 2001 as originally filed on March 29, 2002 that was affected by the restatement of our financial statements has been amended to the extent affected and restated in its entirety. We have not attempted in this Form 10-KSB/A to modify or update other disclosures as presented in the original Form 10-KSB except to reflect the effects of the restatement. This Form 10KSB/A is being filed to reissue United Mortgage Trust?s financial statements. In December 2002, upon its review of our 2001 audited financial statements, the Securities and Exchange Commission (SEC) notified us that an intercompany item arising from a transaction with our advisor was not properly reported on our statement of income. The SEC commented that it was not appropriate for us to report the intercompany item with our advisor as an item of income. In accordance with the SEC requirements, we are reissuing our 2001 audited financial statements and notes thereto and the original intercompany item is not recorded on the reissued statements. We have revised the Results of Operations portion of Item 6. Managements Discussion and Analysis of Financial Condition of The Company. In addition, we found an overstatement of options granted in Note 4 to the financial statements which is corrected with the filing.


Table of Contents                                              PAGE

Item 6. Managements Discussion and Analysis
  of Financial Condition of the Company                          1

Item 7. Financial Statements                                    11

Signatures                                                      24

Certifications                                                  25

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE
COMPANY

                  RESULTS OF OPERATIONS FOR THE YEARS
                   ENDED DECEMBER 31, 2001 AND 2000

     We were formed on July 12, 1996. Our business operations commenced in March 1997 when the SEC issued an order of registration for our initial public offering of Shares. A new registration was effective with the SEC order dated June 4, 2001. It offered for sale an additional 5,750,000 shares of beneficial interest. Of that amount, 750,000 shares were registered specifically for our Dividend Reinvestment Plan. It also included a provision for limited liquidity with the introduction of a quarterly Share Repurchase Plan.

RESTATEMENT

     This Form 10KSB/A is being filed to reissue our financial statements. In December 2002, upon its review of our 2001 audited financial statements the Securities and Exchange Commission (SEC) notified us that inter-company items arising from transactions with our Advisor were not properly reported on our statements of income. The SEC commented that it was not appropriate for us to report inter-company items with our Advisor as items of income. In accordance with the SEC requirements, we are reissuing our financial statements for the years ended 2001 and 2000. In 2001 the inter-company transaction was an expense reimbursement of $430,790 which was intended to offset interest expense. The result of the reversals was a decrease in income and shareholders? equity. Our 2001 federal tax return characterized certain amounts that, if given effect, would mean that we did not meet one of the requirements for classification as a REIT. We have filed an amended tax return to recharacterize those amounts and are seeking a closing agreement with the IRS to confirm our compliance with the requirements for REIT qualification. We cannot predict how long it will take for us to obtain a favorable closing agreement and the failure to obtain such an agreement could mean that the IRS could choose to challenge our REIT status. The opinion of our tax counsel regarding our qualification as a REIT is subject to our receipt of a closing agreement. If we did not qualify as a REIT in any of our prior tax years, we could be liable for federal income tax on income earned in any year that we did not qualify as a REIT. Further, unless entitled to relief under certain Internal Revenue Code provisions, we could also be prohibited from re-electing REIT status for four taxable years after the year during which we first failed to qualify as a REIT.

     We use Net Proceeds from the sale of our shares, returned principal from amortization of loans and prepayments of loans, and our bank credit facility to purchase Mortgage Investments. The following tables set forth certain information about the Mortgage Investments we purchased during the periods set forth below. (Dollar values have been rounded and are therefore approximate amounts.)

                                             Years Ended
                                              December 31,
                                       2001               2000
                                      -------------------------
RESIDENTIAL MORTGAGES
Purchase price                        $ 5,100,000   $10,000,000
Total number                                  111           207
Number purchased from affiliates               13            48
Number purchased from others                   98           159
Blended interest rate                      12.63%        11.63%
Aggregate principal balance           $ 5,120,000   $10,100,000
Average principal balance                 $46,000       $48,800
Remaining term in months (1)                  328           331
Current yield (1)                          12.71%        11.79%
Investment-to-value ratio (1)(2)           75.55%        84.30%

CONTRACTS FOR DEED
Purchase price                        $ 4,010,000   $ 2,100,000
Total number                                   82            42
Number purchased from affiliates                2             8
Number purchased from others                   80            34
Blended interest rate                      11.85%        11.74%
Aggregate principal balance           $ 4,015,000   $ 2,100,000
Average principal balance                 $49,000       $50,000
Remaining term in months (1)                  337           350
Current yield (1)                          11.88%        11.85%
Investment-to-value ratio (1)(2)           83.23%        85.10%

INTERIM MORTGAGES
Portfolio balance at 01/01            $ 6,500,000   $ 4,200,000
Portfolio balance at 09/30
  and 12/31, respectively             $17,500,000   $ 6,500,000
Net increase in portfolio
  from prior period                   $11,000,000   $ 2,300,000
Number loans active in period                 724           373
Number purchased from affiliates              700           373
Number purchased from others                   24             0
Blended interest rate                      12.96%        12.75%
Remaining term:  less than              12 months     12 months
Current yield at period-end (1)            13.14%        12.93%
Investment-to-value ratio (1)(2)           56.00%        54.00%

(1) These amounts were determined at the time the Mortgage Investments were purchased.

(2) The investment-to-value ratio is determined at the time a Mortgage Investment is acquired and is calculated by dividing the amount paid to acquire that Mortgage Investment by the value of the underlying real estate that is security for that Mortgage Investment.

     At December 31, 2001, our mortgage portfolio consisted of 593 Residential Mortgages, 261 Contracts for Deed and 391 Interim Mortgages. The portfolio had a UPB of approximately $57,213,000. The average Mortgage Investment in the portfolio had an interest rate of approximately 12.14%, a current annual yield of approximately 12.30%, and a loan-to-value ratio of 72.67% (the UPB of the Mortgage Investment divided by the value of the real estate that is the security for that Mortgage Investment.)

     By comparison, as of December 31, 2000, our mortgage portfolio consisted of 541 Residential Mortgages, 188 Contracts for Deed and 183 Interim Mortgages. The portfolio had a UPB of approximately $39,873,000. The average Mortgage Investment in the portfolio had an interest rate of approximately 11.80%, a current annual yield of approximately 12.10%, and a loan-to-value ratio of 77.20%.

                            MORTGAGE PORTFOLIO TABLE
         (dollars are approximate and rounded to the nearest thousandth)

                             at 12-31-01   at 12-31-00
                             -----------    -----------
Residential Mortgages                593           541
Contracts for Deed                   261           188
Interim Mortgages                    391           183
Unpaid Principal Balance     $57,213,000   $39,873,000
Blended Interest Rate             12.14%        11.80%
Annual Yield                      12.30%        12.10%
Investment-to-value ratio         72.67%        77.20%
Average Loan UPB                 $46,000       $44,000

     We neither buy nor sell servicing rights to the loans we purchase, nor do we retain servicing rights. Residential Mortgages and Contracts for Deed are serviced by SCMI, an Affiliate. Interim Mortgages are serviced by Affiliated and nonaffiliated companies, including CRC, an Affiliate. We pay monthly loan servicing fees to SCMI of 1/12th of 1/2 of 1% of the UPB of each loan. CRC does not charge a loan servicing fee.

    Our Mortgage Investments generated $5,679,659 and $3,809,679 in income during 2001 and 2000, respectively, a 49% increase. The increase was attributed to a 19% increase in income producing Residential Mortgages and a 172% increase in income producing Interim Mortgages in our portfolio. In the aggregate the portfolio of income producing assets grew 43.5%. The significant increase in the Interim portion of the portfolio accounted for the disproportionate increase between income producing assets and income generated. Interim mortgages have a blended interest rate of 12.96% interest rate compared to Residential Mortgages, which have a blended rate of 11.77%. Thus the percentage increase in portfolio growth compared to income growth is driven by the proportion of our portfolio in higher yield Interim Mortgages.

     With this filing we have reversed a journal entry, of $430,790, that we originally recorded in the 2001 period as a reimbursement of interest expense and a receivable from Affiliate and in 2000 an expense reimbursement in the amount of approximately $228,162 from the Advisor was recorded and has since been reclassified with the effect of increasing equity and decreasing net income. We have also filed an amended tax return for 2001 to report that reversal and are seeking a closing agreement with the IRS with respect to our continued qualification with the requirements for REIT classification. We do not believe that the adjustments made for 2000 had an impact upon our continued qualification as a REIT.

     The result is that restated expenses of $894,826 in 2001 compare to those in 2000 of $1,129,230, a 21% decrease. On January 1, 2001, in an effort to cap operating expenses, we entered into an Advisory Agreement with UMT Advisors, Inc., our Advisor. On the same date our employees became employees of the Advisor and the Advisor assumed our lease agreement. In return we agreed to pay a monthly Trust Administration Fee to the Advisor for a complete range of operational and administrative services. The fee is calculated monthly as 1/12 of 1/2 of 1% of the first $50,000,000 of invested assets and 1/12 of 1% of assets exceeding $50,000,000. During 2001 the fee paid to UMTA totaled $249,298. The fee should be compared to the following expenses in 2000: net rent of $8,487, salaries of $169,841 and other expenses of $201,561, all of which when added together totaled $379,889, 34% less than in 2001.

     SCMI, an affiliate, is paid a fee to service the Residential Mortgages and Contracts for Deed in our portfolio. The fee is calculated as 1/12th of 1/2 of 1% of the principal balance of each loan serviced and only increases as we add loans. The rate we believe was competitive and was no higher than the rates charged by unaffiliated third parties. During the years ended December 31, 2001 and 2000 we paid SCMI $185,366 and $138,659 in loan servicing fees, respectively.

     As of January 1, 2001 our obligation under the terms of our lease agreement with SCMI, as agent for Todd Etter, was assumed by our Advisor and no rent was paid by us in 2001. During 2000, we leased our office space under the terms of the 36-month lease for $5,409 per month and subleased a major portion of the space to SCMI, a related party, for $4,668 per month. The sublease rental rate was approximately five percent higher than the amount paid by us. Net rent expense amounted $8,487 for the year ended December 31, 2000.

     During 2001 the Federal Reserve began lowering its lending rate to banks, which in turn lowered the interest rate on our credit facility. During the last half of 2000 and the first half of 2001 the interest rate on our credit facility was 10.5%. We renegotiated our credit facility with a floating rate tied to the bank?s prime rate plus 1/2 percent in order to take advantage of the lower interest rate environment. The interest rate at December 31, 2001 was 5.25%. Interest expense was $430,790 for the 2001 period. Interest expense in 2000 was $562,749. The decrease in interest expense between comparable periods was due to less use of our credit facility and to lower interest rates in the last half of the year. The outstanding balance at the end of 2001 was $810,000 compared to $7,000,000 at the end of 2000.

     During the years ended December 31, 2001 and 2000 we paid $21,000 and $41,500, respectively in real estate brokerage commissions for the sale of REO properties to SCMI equal to 2.0% and 2.3% of the new sales prices of the loans.

    For the years ended December 31, 2001 and 2000, net income was $4,784,833 and $2,728,382, respectively, a 75% increase. The increase was due the purchase of additional income producing assets during 2001. Earnings per weighted average share were $1.81 and $1.80 for the comparable years, respectively.

     In the year ended 2001 restated operating expenses were 8.17% of income net of interest expense and 0.93% of weighted average invested assets. By comparison, in 2000 the expenses were 14.68% of income net of interest expense and 1.72% of weighted average invested assets.

     The number of defaults we experienced during 2001 when compared to 2000 was consistent. We began both years with 33 and 29 defaulted loans, respectively and had an additional 55 and 52 loans default, respectively. The increase in our default rate at year-end related to the amount of REO (real estate owned through foreclosure or through eviction) sold during the period. In 2001 we sold 34 defaulted properties as compared to 43 in 2000. Our default rate was 4.34% at the end of 2001 compared to 3.62% at the end of 2000. We believe that disposition of REO?s properties has been impacted by two factors. During 2001 we raised the standards of our underwriting criteria after a review of the number of early pay defaults we experienced in prior periods. That meant that the pool of available homebuyers was reduced and in turn slowed the process of disposition. Our analysis is also that the higher number of buyers utilizing third party financing (i.e. FHA or VA Loans) has increased the time required to process and close third party financed sale of our REO properties.

     SCMI has agreed that, if the obligor on any Residential Mortgage or Contract for Deed sold to us by SCMI or its Affiliates, and that has had less than 12 payments made on it, defaults in the making of any payment or other obligation thereon during the period ending before the 12th payment after we bought that Residential Mortgage or Contract for Deed, then SCMI shall buy that Mortgage Investment from us or our assignee at a price equal to the total unpaid principal balance due thereon, plus accrued interest to the date of the purchase, plus insurance premiums, taxes and any other amounts that we spent in the maintenance, protection or defense of our interest therein or in the real property, including reasonable attorneys' fees. SCMI may satisfy its obligations under the foregoing purchase or repurchase requirement by either:

(a) Assigning and transferring to us a replacement Residential Mortgage or Contract for Deed (the "Replacement Mortgage Investment"), provided: (i) the real property securing the Replacement Mortgage Investment, the creditworthiness of the obligor on the Replacement Residential Mortgage Investment and other general underwriting criteria are reasonably acceptable to us; and (ii) the value of the Replacement Residential Mortgage Investment at the date of transfer to us shall be computed by us in accordance with our then applicable pricing schedule for acquisition of such Residential Mortgages or Contracts for Deed, giving due regard to principal balance, interest rate, term, amortization and other general factors used by us for acquisition of Residential Mortgages at that time; or

(b) Payment by SCMI to us, on a month to month basis, of all lost interest, tax and insurance escrow payments, as well as any costs incurred by us related to curing the default or obtaining title to and possession of the property securing the defaulted obligation, including but not limited to foreclosure, deed in lieu of foreclosure, bankruptcy claims or motions, evictions, maintaining and/or securing the property and remarketing costs less any additional down payments or settlements received by us.

In all cases to date SCMI has elected to advance payments to us monthly as option ?b? states above.

        We purchase Mortgage Investments that generate interest income to us. From the interest income, we pay Trust Management Fees and other expenses and distribute a minimum of 90% of the net income to our shareholders as dividends. The loans we purchase have various fixed rates of interest. We endeavor to blend interest rates from lower yield, long term mortgage loans, which we refer to as Residential Mortgages and Contracts for Deed (at with higher yield Interim Mortgages in order to produce our targeted net yield for our shareholders.

    Below is a chart comparing our three loan categories, which shows the growth trends between periods. Our Trustees and Advisor have determined that we will continue to shift to a portfolio weighted to Interim Mortgages for a number of reasons, the most compelling of which are: 1) to date Interim Mortgages have had less risk associated with them because we have not experienced income loss due to default, because all of the loans are subject to limited or full recourse, and 2) blended yields for Interim Mortgages offered to us have been higher than those of the other Mortgage Investments which leads to potentially higher earnings to support our dividend. Between 1999 and 2000 we had fairly equal growth in all three categories: 54% more Residential Mortgages from 1999 to 2000, 43% more Contracts for Deed and 54% growth in Interim Mortgages. Between 2000 and 2001 the Residential Mortgages grew 10%, Contracts for Deed grew 42% and Interim Mortgages grew 172%.

                        2000            2001
                     -----------    -----------
RESIDENTIAL MORTGAGES   $24,882,000    $27,460,000
Percentage increase
  over prior period         54%            10%

CONTRACTS FOR DEED       $8,587,000    $12,220,000
Percentage increase
  over prior period          43%            42%

INTERIM MORTGAGES        $6,453,000    $17,530,000
Percentage increase
  over prior period         54%           172%

     It may be useful to also see how each category compares as a percentage of the portfolio.

                        1999    2000    2001
                        ----    ----    ----
RESIDENTIAL MORTGAGES      61%     62%     48%
CONTRACTS FOR DEED         23%     22%     21%
INTERIM MORTGAGES          16%     16%     31%

     Dividends declared and paid in the year 2001 and 2000 were $2.00 and $2.01, on restated earnings of $1.81 and $1.80, respectively. Dividends declared by our Trustees during both comparable periods were at a 10% annualized rate of return for our shareholders. This was in excess of restated earnings subsequent to restating past filings. Further, we are under no obligation to pay dividends at that same rate and from time to time the rate at which we pay dividends may be adjusted.

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

     INTEREST INCOME ACCRUAL

     We monitor each loan in our portfolio on a monthly basis to track pay histories and performance. On a quarterly basis we determine whether to accrue income on a given loan that is delinquent based on the borrower?s performance in past periods and based on discussions with the collection staff of our loan servicer, relying on their contact with a delinquent homeowner to determine the likelihood that a borrower will continue to make his mortgage payments. There is no assurance that the interest income we recognize in our accrual at the end of each quarter will be paid by a borrower thus requiring an adjustment in the following quarter thereby effectively reducing gross income. The effect is that actual interest income collected from delinquent borrowers may be lower than we projected for that period. We will continue to closely monitor performance of our portfolio to recognize income as accurately as possible.

     LOAN LOSS RESERVES

     Through the year ended 2001 the Company has not established loan loss reserves because it believes its exposure to losses at that date had been nominal. We intend to reassess the need to establish loan loss reserves on a quarterly basis. Loan losses are estimated to be the difference between the outstanding loan balance at the time of foreclosure less any value realized from the disposition of the underlying collateral. The Company annually adjusts to current market value the foreclosed collateral and the difference between the estimated market value and the outstanding loan balance creates a loan loss reserve. Through December 31, 2001 the Company realized a slight gain from the sale of foreclosed property and negated the need for loan loss provisions.

ACCOUNTING FOR AND DISPOSITION OF REAL ESTATE OWNED

     When the Company takes possession of real estate through foreclosure it attempts to resell the property to recover all costs associated with the default, including legal fees and repair expenses. Repair costs are capitalized. Upon sale of the property, a gain or loss is recorded. Net gains are taxable and, if material, are distributed to shareholders as capital gains. Losses are expensed. The Company has elected to treat property acquired through foreclosure as "foreclosure property" and has reported it as such in its tax returns. In the event that a foreclosed property is sold for less than the recoursed value associated therewith, the Company realizes the loss and classifies any recourse value in excess as a capital contribution.
In addition, recourse amounts are paid in installments by a note seller and the recognition of the capital contribution will be at a date later than the corresponding loan loss.

<PAG>
                     CAPITAL RESOURCES AND LIQUIDITY

     We utilize funds available from the sale of Shares, from our bank line-of-credit, and from return of principal to purchase Mortgage
Investments.

The following table sets forth certain information about our capital resources and liquidity during the periods set forth below.

                                                     YEARS ENDED
                                                     DECEMBER 31,
                                            2001                    2000
                                            ----------------------------
Shares sold                                   1,443,282           698,499
Shares repurchased                              (39,047)             --
Number of new shareholders                          522               257
Gross offering proceeds                     $28,866,000       $13,970,000
Net offering proceeds (after deduction
  of selling commissions and fees)          $24,825,000       $12,501,000
Share repurchase payments                     ($750,000)
Principal receipts from Residential
  Mortgages and Contracts for Deed          $ 2,906,000        $  957,000
Principal receipts from Interim
  Mortgages                                 $13,151,000        $9,618,000
Net borrowing from credit line             ($ 6,190,000)       $2,000,000

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

    We had a $7,000,000 line-of-credit maturing on August 22, 2001, collateralized with the assignment of certain Residential Mortgages. Interest was fixed at 10.5%. Before the maturity date of the agreement the Trustees approved and we entered into a new twelve-month credit facility in the amount of $10,000,000, which expires on July 11, 2002. The line-of-credit is collateralized with the assignment of certain Residential Mortgages. Interest was at bank?s prime plus 0.5%, or 5.25% by year-end 2001. We renegotiated the new line to take advantage of the rapidly dropping interest rates during the later half of 2001. Outstanding balances on the credit lines were $810,000 and $7,000,000 at December 31, 2001 and 2000, respectively.

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

     Accrued Interest Receivable increased from $667,513 in 2000 to $1,229,360 in 2001 or from 1.6% of Total Assets to 2.0% in 2001. Accrued Interest Receivable is comprised of interest earned from all performing invested assets (loans) due to the company. A portion of the accrued interest has been collected by our loan servicers, a portion is associated with late paying loans deemed to be performing, however delinquent and a portion is associated with recourse payments due on defaulted, recoursed loans. Several factors contributed to the increased percentage of Accrued Interest Receivable including: 1) a higher percentage of ?high yield loans? which results in more interest earned per invested dollar, therefore a larger accrual and, 2) growth in the long term loans portion of our portfolio which increases the number of late pay loans, (it should be noted that the percentage of late pay loans varies nominally), and, 3) a higher number of recoursed defaulted loans which results in more recourse payments due. A higher percentage of Accrued Interest Receivable associated with a high percentage of our portfolio invested in ?high yield? loans is in line with our Accrued Interest Receivable expectations. A larger number of late pay loans, not reflecting a larger percentage of the over all long term loan portfolio, is within our expectations. A higher number of recoursed defaulted loans, not reflecting a higher percentage of the over all portfolio, is within our expectations. However, a portion of the growth in Accrued Interest Receivable was a result of an increase in timing for delivery of servicer remittances resultant from longer periods taken to collect and remit recourse payments and advances required of the servicer to fund borrower shortfall in tax and escrow accounts. The increase in recourse payment requirements were resultant from an overall increase in the number of recoursed loans and the extended recourse period associated with the longer resale period for defaulted properties under newly enacted, more stringent underwriting standards. Although the long term result of the stringent underwriting standards is seen to improve our long term loan portfolio performance it creates a short term burden on those recoursing our defaulted loans. We have enacted additional measures to reduce the Accrued Interest Receivable to a level commensurate with our portfolio
performance and recourse funding expectations by year-end 2002.   Included in
our measures are: 1) the addition of a Portfolio Manager to monitor default management services provided by our loan servicers and marketing of foreclosed properties and, 2) timely completion of escrow analysis for all accounts to ensure recovery of tax and insurance funds advanced by our loan servicers and adequate monthly escrow payments by our borrowers. Escrow analysis will be completed April 15, 2002 and, 3) increased monthly recourse funding by SCMI, (our primary source of note recourse), and UMTA (our Advisor), to ensure funding of all current recourse payments on a timely basis and, 4) accelerated schedule for remittance of accrued recourse payments to ensure a current
status by year-end 2002.   We intend to monitor the effect of these measures
on a quarterly basis.

ITEM 7. FINANCIAL STATEMENTS.


                          INDEPENDENT AUDITORS? REPORT


Board of Trustees
United Mortgage Trust

We have audited the accompanying balance sheets of United Mortgage Trust as of December 31, 2001 and 2000, and the related statements of income, changes in shareholders? equity and cash flows for the years then ended. These financial statements are the responsibility of the Company?s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 7 to the financial statements, certain errors resulting in an overstatement of previously reported net income and shareholders? equity as of and for the year ended December 31, 2001 and previously reported net income for the year ended December 31, 2000 were discovered by management of the Company subsequent to issuance of those financial statements. Accordingly, the financial statements have been restated to correct the error.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Mortgage Trust as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



                                          Whitley Penn

Dallas, Texas
February 7, 2002 (except as to the last two paragraphs of Note 6, which are as of October 21, 2002.)

                           UNITED MORTGAGE TRUST
                          BALANCE SHEETS (Restated)
                                                    December 31,
                                           2001                    2000
                                           ----------------------------
ASSETS
Cash                                       $    33,569      $   200,912
Investment in residential mortgages
  and contracts for deed                    39,683,243       33,419,399
Interim mortgages                           17,529,898        6,453,111
Accrued interest receivable                  1,229,360          667,513
Receivable from affiliate                      115,930          105,765
Equipment, less accumulated depreciation
  of $2,296 and $1,776, respectively             1,896            2,415
Other assets                                   191,725           56,971
                                           -----------       ----------
Total Assets                               $58,785,621      $40,906,086
                                           -----------       ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Line of credit                           $   810,000      $ 7,000,000
  Dividend payable                             543,413          308,239
  Accounts payable & accrued
    liabilities                                141,724            3,606
                                           -----------       ----------
      Total Liabilities                      1,495,137        7,311,845
                                           -----------       ----------
Commitments and contingencies

Shareholders' equity:
  Shares of beneficial interest; $.01 par
    Value; 100,000,000 shares authorized
    3,332,161 and 1,884,043 shares
    outstanding; 3,320,024 outstanding
    in 2001                                     33,322           18,840
Additional paid-in capital                  58,352,176       33,541,746
Advisor?s reimbursement                        397,588          397,588
Cumulative distributions in
  excess of earnings                          (742,612)        (363,933)
Retained earnings                               --               --
                                           -----------       ----------
                                            58,040,474       33,594,241
  Less treasury stock, 39,047 shares
     In 2001 at cost                          (749,990)          --
                                           -----------       ----------

      Total Shareholders' Equity           $57,290,484      $33,594,241

                                           -----------       ----------
Total Liabilities & Shareholders? Equity   $58,785,621      $40,906,086
                                           -----------       ----------

See accompanying notes to financial statements.

                                      -12-

                                UNITED MORTGAGE TRUST
                            STATEMENTS OF INCOME (Restated)

                                              December 31,
                                     2001                     2000
                                     -----------------------------
Revenues:
Interest income                      $5,679,659         $3,802,792
Gain on sale of notes                    --                  6,887
Rent from affiliates                     --                 47,933
                                     ----------         ----------
                                      5,679,659          3,857,612
Expenses:
Trust management fee                    249,298             --
Loan servicing fees                     185,366            138,659
General and administrative               29,372            201,561
Interest expense                        430,790            562,749
Salaries and wages                       --                169,841
Rent                                                        56,420
                                     ----------         ----------
                                        894,826          1,129,230
                                     ----------         ----------

Net income                           $4,784,833         $2,728,382
                                     ----------         ----------

Net income per share of
  beneficial interest                     $1.81              $1.80
                                     ----------          ---------
Weighted average shares
  outstanding                         2,636,690          1,514,014
                                     ----------          ---------

See accompanying notes to financial statements.

                                 UNITED MORTGAGE TRUST
                  STATEMENTS OF CHANGES IN SHAREHOLDERS? EQUITY (Restated)


                                                                             Cumulative
                                  Shares of        Additional   Advisor?s    Distributions
                              Beneficial Interest  Paid-in      Reimburse-   in excess of   Retained  Treasury
                              Shares       Amount  Capital         ment      Earnings       Earnings  Stock      Total
                             --------------------  -----------  ----------   -------------  --------  ---------  -----------
Balance, Dec 31, 1999        1,185,544   $11,856   $21,047,321   $  169,426  $   (53,764)   $   --       --      $21,174,839

Proceeds from shares issued     698,499     6,984   12,494,425       --            --           --       --       12,501,409
Advisor?s contribution           --         --          --          228,162        --           --       --          228,162
Dividends ($2.01 per share)      --         --          --           --       (3,038,551)       --       --       (3,038,551)
Net income                       --         --          --           --        2,728,382        --       --        2,728,382
                             ---------   -------   -----------   ----------   ------------  --------  ---------  -----------
Balance, Dec 31, 2000        1,884,043    18,840    33,541,746      397,588     (363,933)       --       --       33,594,241

Proceeds from shares issued  1,448,118    14,482    24,810,430       --            --           --       --       24,824,912
Purchase of treasury stock       --         --          --           --            --           --     (749,990)    (749,990)
Dividends ($2.00 per share)      --         --          --           --        (5,163,512)      --       --       (5,163,512)
Net income                       --         --          --           --         4,784,833       --       --        4,784,833
                             ---------   -------   -----------   ----------   -----------   --------  ---------  -----------
Balance, Dec 31, 2001        3,332,161   $33,322   $58,352,176   $  397,588   $  (742,612)  $   --    $(749,990) $57,290,484
                             ---------   -------   -----------   ----------   -----------   --------  ---------  -----------

See accompanying notes to financial statements.

                                UNITED MORTGAGE TRUST
                         STATEMENTS OF CASH FLOWS (Restated)

                                                      December 31,
                                             2001                     2000
                                             ---------------------------
Cash flow from operating activities:
  Net income                                 $  4,784,833   $  2,728,382
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                   519           (196)
      Net amortization of discount on
        mortgage investments                       (9,506)       (32,265)
      Changes in assets and liabilities:
        Accrued interest receivable              (561,847)      (423,132)
        Other assets                             (134,754)       (16,621)
        Accounts payable and accrued
          liabilities                             138,117          3,480
            Net cash provided by              ------------   -----------
            operating activities:               4,217,362      2,259,648
                                              ------------   -----------
Cash flow from investing activities:
  Investment in residential mortgages and
    contracts for deed                         (9,160,813)   (12,126,604)
  Loan acquisition costs paid to affiliate         --           (344,124)
  Principal receipts on residential
    mortgages and contracts for deed            2,906,477        961,062
  Investment in interim mortgages             (24,227,491)   (11,842,285)
  Principal receipts on interim
    mortgages                                  13,150,704      9,588,806
            Net cash used in investing       -------------   -----------
            activities:                       (17,331,123)   (13,763,145)
                                             -------------   -----------
Cash flow from financing activities:
  Proceeds from issuance of shares of
    beneficial interest                        24,824,912     12,501,409
  Advisor?s contribution                           --            228,162
  Net borrowings on line of credit             (6,190,000)     2,000,000
  Receivable from affiliate                       (10,165)       (82,000)
  Purchase of treasury stock                     (749,990)          --
  Dividends                                    (4,928,339)    (2,957,493)
            Net cash provided by             ------------    -----------
            financing activities:              12,946,418     11,690,078
                                             ------------    -----------
Net increase (decrease) in cash                  (167,343)       186,581

Cash at beginning of year                         200,912         14,331
                                             ------------    -----------
Cash at end of period                        $     33,569    $   200,912
                                             ------------    -----------
Interest paid                                $    430,790    $   562,749
                                             ------------    -----------

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

The Company is offering up to 5,000,000 Shares of Beneficial Interest at $20 per share on a "best efforts" basis. In addition, we are offering 750,000 Shares to investors who want to participate in our Reinvestment Plan.

The Company has no direct employees. It pays its Advisor a monthly Trust Management Fee for the services relating to the Company?s daily operations which the Advisor uses to pay its employees who are directly and indirectly involved in the day-to-day management of the Company.

ADVISOR CHANGE

Prior to January 1, 2001 the Company was self-administered and utilized Mortgage Trust Advisors, Inc., (?MTA?) to select its investments and monitor its daily operations. As of January 1, 2001, the Company uses the services of UMT Advisors, Inc. (?UMTA?) to manage its day-to-day activities and to select the investments it purchases. The Company changed advisors as a result of the change in ownership of the former advisor. Two of the principals of the first advisor formed UMTA. The Company?s President, Cricket Griffin, is an employee of the Advisor, for which she serves as President. Before that date she was an employee of the Company. The Advisor is owned and controlled by Todd F. Etter and Timothy J. Kopacka. Mr. Etter is an Affiliate of South Central Mortgage, Inc. ("SCMI"), a Texas corporation that sells Mortgage Investments to the Company and that services our Residential Mortgages and Contracts for Deed and of Capital Reserve Corporation (?CRC?), a Texas corporation, that sells Interim Mortgages to the Company.

ADVISORY AGREEMENT

There is a significant difference between the current and former advisory agreements. UMTA not only has the responsibility of seeking out, underwriting and presenting Mortgage Investments to the Company for consideration and purchase, which was MTA?s function, it is responsible for all facets of the Company?s business operations under the guidance of the Company?s Trustees. In that regard it employs the requisite number of staff to accomplish those tasks, leases its own office space and pays its own overhead. The Company pays a Trust Management Fee for services rendered by the Advisor. In 2000 the Company paid overhead expenses including but not limited to rent and salaries, but did not pay a trust management fee to MTA. MTA was paid loan acquisition fees as consideration for its services.

PROPERTIES

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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECLASSIFICATIONS

Certain amounts have been reclassified from those previously presented to conform with the current presentation.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash and certificates of deposit with original maturities of less than three months.

RESIDENTIAL MORTGAGES, CONTRACTS FOR DEED AND INTERIM MORTGAGES

Residential Mortgages, Contracts for Deed and Interim Mortgages are recorded at the lower of cost or estimated net realizable value, net of discounts and including loan acquisition costs paid to the Advisor. The mortgage investments are collateralized by real property owned by the borrowers.

The loan acquisition fees and discounts on the notes are amortized using the interest method over the estimated life of the mortgages (5-1/2 years). Unamortized discount amounted to $335,745 and $527,652 at December 31, 2001 and 2000, respectively. Unamortized loan acquisition costs amounted to $407,331 and $638,048 at December 31, 2001 and 2000, respectively.

The majority of Residential Mortgages and Contracts for Deed are 360 months real estate lien notes that are purchased by the Company from several sources, including SCMI, an affiliate. Interim Mortgages are real estate lien notes purchased by the Company from various sources including CRC, an Affilaite of the Company. Interim Mortgages have terms of 12 months or less. The Company is not a loan originator nor does it purchase Mortgage Investments for resale. The Company intends to hold mortgage investments for their lives.

Generally, the Company does not retain servicing rights on it Mortgage Investments. Although it is not prohibited from doing so under the terms of its loan purchase negotiations or of its Declaration of Trust, the Company relies on various servicing sources, including affiliated companies, to service its mortgage loans.

INTEREST INCOME ACCRUAL

Interest income is received by the Company from its portfolio of Residential Mortgages, Contracts for Deed and Interim Mortgages. The Company does not receive interest income on defaulted loans that are not covered under a recourse agreement. The Company requires that interest be advanced by note sellers on all recoursed loans (loans that have active recourse agreements). The Company monitors each loan in its portfolio on a monthly basis to track pay histories and performance. On a quarterly basis it determines whether to accrue income on a given loan that is delinquent based on the borrower?s performance in past periods and based on discussions with the collection staff of it loan servicer, relying on their contact with a delinquent homeowner to determine the likelihood that a borrower will continue to make his mortgage payments. The Company does not accrue income on all loans but makes a loan by loan determination whether to recognize interest income for the quarter. There is no assurance that the interest income recognized in the Company?s interest income accrual at the end of each quarter will be paid by a borrower thus requiring an adjustment in the following quarter thereby effectively reducing gross income. The effect is that actual interest income collected from delinquent borrowers may be lower than projected for that period.

ACCOUNTING FOR AND DISPOSITION OF REAL ESTATE OWNED

When the Company takes possession of real estate through foreclosure it attempts to resell the property to recover all costs associated with the default, including legal fees and repair expenses. Repair costs are capitalized. Upon sale of the property, a gain or loss is recorded. Net gains are taxable and, if material, are distributed to shareholders as capital gains. Losses are expensed. The Company has elected to treat property acquired through foreclosure as "foreclosure property" and has reported it as such in its tax returns. In the event that a foreclosed property is sold for less than the recoursed value associated therewith, the Company realizes the loss and classifies any recourse value in excess as a capital contribution. In addition, recourse amounts are paid in installments by a note seller and the recognition of the capital contribution will be at a date later than the corresponding loan loss.

OFFICE EQUIPMENT

Office equipment is recorded at cost and depreciated by the straight-line method over the five-year expected useful lives of the assets. Expenditures for normal maintenance and repairs are charged to income, and significant improvements are capitalized.

INCOME TAXES

The Company intends to continue to qualify as a REIT under the Internal
Revenue Code of 1986 as amended (the ?Code?).   A REIT is generally not
subject to federal income tax on that portion of its REIT taxable income (?Taxable Income?) which is distributed to its shareholders provided that at least 90% of Taxable Income is distributed. No provision for taxes will be made in the financial statements, as the Company believes it is in compliance with the Code. Dividends paid to shareholders are considered ordinary income for income tax purposes.

BASIC EARNINGS PER SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128?). SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company?s potential dilutive securities are not dilutive, the accompanying presentation is only of basic loss per share.

DISTRIBUTION POLICY AND DIVIDENDS PAID

The Company will make distributions each taxable year (not including return of capital for federal income tax purposes) equal to at least 90% of its real estate investment trusts? taxable income. Since September 1997 the Company has made monthly distributions to its shareholders and intends to continue doing so. The Trustees declare the dividend rate monthly for shareholders of record as of the 15th of each month the dividend is paid. The dividend rate paid per Share is determined by the Trustees in the quarter preceding the payment quarter. During 2001 the dividend rate was $0.1667 per share per month and during 2000 the rate was $0.1668 per share per month.

POTENTIAL LOAN LOSSES

Through 2001 the Company had not established loan loss reserves because it believed its exposure to losses at that date has been nominal. Loan losses are estimated to be the difference between the outstanding loan balance at the time of foreclosure less any value realized from the disposition of the underlying collateral. The Company annually adjusts to current market value the foreclosed collateral and the difference between the estimated market value and the outstanding loan balance creates a loan loss reserve. Through December 31, 2001 the Company realized a slight gain from the sale of foreclosed property and negated the need for loan loss provisions. Due to a higher percentage of foreclosures and a softening resale market in the fourth quarter of 2002, the Company expects to review the need to reserve for loan losses at December 31, 2002.

3. LINE-OF-CREDIT

The Company had a $7,000,000 line-of-credit maturing on August 22, 2001, collateralized with the assignment of certain Residential Mortgages. Interest was fixed at 10.5%. Before the maturity date of the agreement the Company negotiated a new twelve-month credit facility in the amount of $10,000,000, which expired on July 11, 2002. On July 11, 2002 the Company extended its line of credit for 12 months under the same terms. The line-of-credit is collateralized with the assignment of certain Residential Mortgages. At December 31, 2001 and 2000 the outstanding balances were $810,000 and $7,000,000, respectively, with interest at 5.25%. Interest paid during 2001 and 2000 years was $430,790 and $562,749, respectively.

4. STOCK OPTIONS

The Chairman received options to purchase 2,500 shares of Company stock at $20 per share under the terms of her employment agreement which expired January 1, 2001. She will no longer receive options because she is not an Independent Trustee.

For each year in which they serve, each Independent Trustee of the Company also receives 5-year options to purchase 2,500 shares of Company stock at $20 per share. During 2002 the board approved a revision of the options policy and agreed to extend the life of the options. Following is a summary of the options transactions.

                                     2001       2000
                                     ---------------
Outstanding at beginning of year     40,000     30,000
   Granted                            7,500     10,000
   Expired                              --        --
   Exercised                            --        --
                                     ------     ------
Outstanding at end of year           47,500     40,000
                                     ------     ------
Exercisable at end of year           47,500     40,000
                                     ------     ------
Exercise price per share             $20.00     $20.00
                                     ------     ------


In October 1995, the Financial Accounting Standards Board (?FASB?) issued SFAS 123, ?Accounting for Stock-Based Compensation.? SFAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award. However, SFAS 123 also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, ?Accounting for Stock Issued to Employees.?

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

5. RELATED PARTY TRANSACTIONS

a. Fees paid to the Advisors who are related parties: On January 1, 2001, the Company entered into an Advisory Agreement with UMT Advisors, Inc. (the ?Advisor?) whereby the Advisor provides the Company with day-to-day management and administrative services subject to the supervision and review by the Trustees. In consideration for the services, the Company paid the Advisors a Trust Administration Fee of $249,298 for the year ended December 31, 2001. The fee was calculated as 1/12th of 1/2 of 1% of the first $50,000,000 of income producing assets and 1/12th of 1% of income producing assets in excess of $50,000,000.

Before January 1, 2001, the Company was self administered and did not pay a Trust Management Fee to its advisor. The former Advisor was paid a fee in 2000 for sourcing suitable investments for the Company. That fee was calculated as 3% of the unpaid principal balance of each residential mortgage and contract for deed purchased. Those fees, called Loan Acquisition Fees, amounted to $344,124 in 2000. Loan Acquisition Fees were capitalized and are being amortized.

In addition, on January 1, 2001, the employees of the Company became employees of the Advisor. The Advisor pays their salaries and wages and houses them in the office space initially under lease by the Company, and now under lease by the Advisor. The Advisor is in the business of managing various businesses including the Company?s. The Advisor?s employees have various areas of responsibilities outside of management of the Company.

b. Rent paid and received between related parties: As of January 1, 2001 the Company?s obligation under the terms of its lease agreement with SCMI was assumed by its Advisor and no rent has been paid by the Company since 2000. Rent expenses paid by the Advisor and included as part of the Trust Management Fee the Company pays the Advisor were $61,000 and $56,000 for the years ended 2001 and 2000 with offsetting sublease income of $42,000 and $48,000, respectively. In 2000 the Company leased its office space from an affiliate under terms of a month-to-month lease at $5,409 per month and subleased a major portion of the space to SCMI, a related party, for $4,668 per month. The sublease rental rate was approximately five percent higher than the amount paid by the Company. Net rent expense amounted $8,487 for the year ended December 31, 2000.

c. Loan servicing fees paid to an affiliate: Under the terms of a Mortgage Servicing Agreement with SCMI, an Affiliate, the Company incurred loan servicing fees of $185,366 and $138,659 for the years 2001 and 2000, respectively. The Company does not normally retain the servicing rights to the loans it purchases, however it is not prohibited from servicing its loans.

d. Purchasing Mortgage Investments from affiliates: The Company has purchased first lien mortgage notes and contracts for deed from SCMI and Interim Mortgages from SCMI and CRC, both affiliates. As of December 31, 2001 our mortgage portfolio in the aggregate consisted of 593 Residential Mortgages and 261 Contracts for Deed and 391 Interim Mortgages. Eight hundred seventy-two of the Mortgage Investments were purchased from affiliates and 374 were purchased from unaffiliated third parties. By comparison, as of December 31, 2000 our mortgage portfolio in the aggregate consisted of 541 Residential Mortgages and 188 Contracts for Deed and 183 Interim Mortgages. Five hundred thirty-eight of the Mortgage Investments were purchased from affiliates and 374 were purchased from unaffiliated third parties.

e. Salaries and wages now paid by the Advisor: Payroll expenses, although paid by the Advisor and construed to be part of the Trust Management Fees beginning in 2001, were $189,000 for the year ended 2001 compared to salaries of $170,000 in the 2000 period.

F. SCMI recourse agreement. SCMI has agreed that, if the obligor on any Residential Mortgage or Contract for Deed sold to the Company by SCMI or its Affiliates, and that has had less than 12 payments made on it, defaults in the making of any payment or other obligation thereon during the period ending before the 12th payment after the Company bought that Residential Mortgage or Contract for Deed, then SCMI shall buy that Mortgage
Investment from the Company or its assignee at a price equal to the total unpaid principal balance due thereon, plus accrued interest to the date of the purchase, plus insurance premiums, taxes and any other amounts that the Company spent in the maintenance, protection or defense of its interest therein or in the real property, including reasonable attorneys' fees. SCMI may satisfy its obligations under the foregoing purchase or repurchase requirement by either:

(a) Assigning and transferring to the Company a replacement Residential Mortgage or Contract for Deed (the "Replacement Mortgage Investment"), provided: (i) the real property securing the Replacement Mortgage Investment, the creditworthiness of the obligor on the Replacement Residential Mortgage Investment and other general underwriting criteria are reasonably acceptable to the Company; and (ii) the value of the Replacement Residential Mortgage Investment at the date of transfer to the Company shall be computed by it in accordance with its then applicable pricing schedule for acquisition of such Residential Mortgages or Contracts for Deed, giving due regard to principal balance, interest rate, term, amortization and other general factors used by it for acquisition of Residential Mortgages at that time; or

(b) Payment by SCMI to the Company, on a month to month basis, of all lost interest, tax and insurance escrow payments, as well as any costs incurred by it related to curing the default or obtaining title to and possession of the property securing the defaulted obligation, including but not limited to foreclosure, deed in lieu of foreclosure, bankruptcy claims or motions, evictions, maintaining and/or securing the property and remarketing costs less any additional down payments or settlements received by the Company.

In all cases to date SCMI has elected option ?b? of the agreement.

6. COMMITMENTS AND CONTINGENCIES

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk are primarily temporary cash investments and mortgage notes receivable. The Company places its temporary cash investments with major financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. The majority of all first lien mortgage notes receivable are ?Sub-Prime, B and C Grade? notes secured by single family homes, principally in the Dallas/Fort Worth, Houston and San Antonio Metropolitan areas.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, ?Disclosures about Fair Value of Financial Instruments.? The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The fair value of cash and cash equivalents, receivables and accounts and notes payable approximate carrying value due to the short term maturity of the instruments. The fair value of first lien mortgage notes approximates carrying value based on their effective interest rates compared to current market rates.

7. RESTATEMENT

The Company has restated its financial statements for the years ended December 31, 2001 and 2000. The Company accounted for expense reimbursements from its Advisor as income instead of as a capital contribution as required by Staff Accounting Bulletin Topics 1:B and 5:T. The effect of the restatements was as follows:

                                  For the
                                Years Ended
Increase(decrease)           2001          2000
-----------------         ----------    ----------
Shareholders? equity      $(430,790)    $   --
Net income                $(430,790)    $(228,162)

                                        SIGNATURES


     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 3, 2003.


                                    UNITED MORTGAGE TRUST


                                    By: /S/CHRISTINE A. GRIFFIN
                                        Christine A. Griffin, President

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title              Date

Principal Executive Officer:


/S/ CHRISTINE A. GRIFFIN           Trustee, Chairman
Christine A. Griffin               of the Board        February 5, 2003
                                   and President

Principal Financial and
  Accounting Officer:

/S/CHRISTINE A. GRIFFIN            Trustee, Chairman
Christine A. Griffin               of the Board        February 5, 2003
                                   and President

/S/PAUL R. GUERNSEY                Trustee             February 5, 2003
Paul R. Guernsey

/S/DOUGLAS R. EVANS                Trustee             February 5, 2003
Douglas R. Evans

/S/RICHARD D. O?CONNOR, JR.        Trustee             February 5, 2003
Richard D. O'Connor, Jr.

/S/MICHELE A. CADWELL              Trustee             February 5, 2003
Michele A. Cadwell

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

I, Christine A. Griffin, certify as Chief Executive Officer and Chief Financial Officer that:

1. I have reviewed this amended Form 10KSB/A of United Mortgage Trust;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made not misleading, in light of the circumstances under which such statements were made, with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented herein;

4. I, as United Mortgage Trust?s (?UMT?) certifying officer, am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for UMT and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to UMT is made known to us during the period in which this report is being prepared;

     b. evaluated the effectiveness of UMT?s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the ?Evaluation Date?);

     c. presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I, UMT?s certifying officer, have disclosed, based on our most recent evaluation, to UMT?s auditors and our audit committee of our Board of Trustees (or persons performing the equivalent functions):

     a. that there are no significant deficiencies in the design or operation of internal controls which could adversely affect UMT?s ability to record, process, summarize and report financial data and have identified for UMT?s auditors any material weakness in internal controls; and

     b. that there is no fraud, whether or not material, that involves management or other employees who have a significant role in UMT?s internal controls; and

6. I, UMT?s certifying officer, have indicated in this report that there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

February 3, 2003

/s/ Christine A Griffin
-----------------------
Christine A Griffin
Chief Executive Officer
Chief Financial Officer
                                      -25-