Form 10QSB/A
period 2002-03-31
UNITED MORTGAGE TRUST
filed 2003-02-05
CIK 101390

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549



                          Form 10-QSB/A
                        (Amendment No. 1)



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

                               (i)

EXPLANATORY NOTE:

This Form 10QSB/A is being filed to reissue United Mortgage Trust?s financial statements. In December 2002, upon its review of our 2001 audited financial statements, the Securities and Exchange Commission
(SEC) notified us that an inter-company items arising from transactions with our advisor were not properly reported on our statements of income. The SEC commented that it was not appropriate for us to report inter-company items with our advisor as items of income. In accordance with the SEC requirements, we are reissuing our quarterly report and the inter-company item referred to in 2002 as the Advisor?s Contribution is not recorded on the reissued statements.

UNITED MORTGAGE TRUST
INDEX TO FORM 10-QSB/A
                                                      Page Number

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

Item 2. Management?s Discussion and Analysis
  of Results of Operations and Financial Condition . . . . .7

PART II -- OTHER INFORMATION . . . . . . . . . . . . . . . 11

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . 11

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . .11

Accountants? Review Report . . . . . . . . . . . . . . . . 12

Exhibit 99.1 - Certifications.  . . . . . . . . . . . . . .13

PART I  -- FINANCIAL INFORMATION

                             UNITED MORTGAGE TRUST
                            BALANCE SHEETS (Restated)
                                            March 31,      December 31,
                                              2002             2001
                                           ----------------------------
                                           (unaudited)      (audited)
ASSETS
Cash                                       $   126,448       $   33,569
Investment in residential mortgages
  and contracts for deed                    40,917,564       39,683,243
Interim mortgages                           21,494,470       17,529,898
Accrued interest receivable                  1,538,351        1,229,360
Receivable from affiliate                      126,011          115,930
Equipment, less accumulated depreciation
  of $2,946 and $2,296, respectively             2,966            1,896
Other assets                                   152,947          191,725
                                           -----------       ----------
Total Assets                               $64,358,757      $58,785,621
                                           -----------       ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Line of credit                           $    --          $   810,000
  Dividend payable                             596,087          543,413
  Accounts payable & accrued
    liabilities                                239,386          141,724
                                           -----------       ----------
      Total Liabilities                    $   835,473      $ 1,495,137
                                           -----------       ----------
Commitments and contingencies

Shareholders' equity:
  Shares of beneficial interest; $.01 par
    Value; 100,000,000 shares authorized
    3,715,967 and 3,332,161 shares
    issued and 3,664,325 and 3,290,024
      outstanding, respectively            $    37,160      $    33,322
  Additional paid-in capital                65,075,374       58,352,176
  Advisor?s reimbursement                      397,588          397,588
  Cumulative distributions in excess
    of earnings                               (986,848)        (742,612)
  Retained earnings                               --               --
                                           -----------       ----------
                                            64,523,274       58,040,474
  Less treasury stock, 51,642 and
    shares 39,047 in 2002 and 2001,
    at cost                                   (999,990)        (749,990)
                                           -----------       ----------
      Total Shareholders' Equity           $63,523,284      $57,290,484
                                           -----------       ----------
Total Liabilities & Shareholders Equity    $64,358,757      $58,785,621
                                           -----------       ----------

See accompanying notes to financial statements.

                           UNITED MORTGAGE TRUST
                            STATEMENTS OF INCOME (Restated)

                                                Three Months Ended
                                                     March 31,
                                                2002          2001
                                             ------------------------
                                            (unaudited)    (unaudited)
Revenues:
  Interest income                           $1,681,170      $1,202,798
  Gain on sale of notes                            808          --
                                            ----------      ----------
                                            $1,681,978      $1,202,798
                                            ----------      ----------
Expense:
  General and administrative                    53,612           8,558
  Interest expense                              15,135         180,727
  Loan servicing fee                            46,528          44,162
  Management fee                                83,363          51,882
                                            ----------      ----------
                                               198,638         285,329
                                            ----------      ----------
Net income                                  $1,483,340      $  917,469
                                            ==========      ==========
Net income per share of beneficial
  interest                                       $0.43           $0.45
                                            ==========      ==========

Weighted average shares outstanding          3,452,353       2,046,859
                                            ==========      ==========

See accompanying notes to financial statements.

                         UNITED MORTGAGE TRUST
                    STATEMENTS OF CASH FLOWS (Restated)
                                             For the Three Months Ended
                                                       March 31,
                                                  2002          2001
                                              ------------------------
                                              (unaudited)   (unaudited)
Cash flows from operating activities:
  Net income                                  $ 1,483,340   $  917,469
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                (1,070)         340
      Net amortization of discount on
        mortgage investments                       (3,887)        (718)
      Changes in assets and liabilities:
        Accrued interest receivable              (308,991)     (60,062)
        Other assets                                9,874     (150,162)
        Accounts payable and accrued
          liabilities                              97,660      269,938
          Net cash provided by operating      -----------    ---------
            activities:                         1,276,926      976,805
                                              -----------    ---------
Cash flows from investing activities:
  Investment in residential mortgages
    and contracts for deed                     (1,727,862)  (3,259,290)
  Principal receipts on residential
    mortgages and contracts for deed              492,152      489,831
  Investment in interim mortgages              (9,312,580)  (4,615,286)
  Principal receipts on interim mortgages       5,353,288    2,493,290
        Net cash used in investing            -----------   ----------
         activities:                           (5,195,002)  (4,891,455)
                                              -----------   ----------
Cash flows from financing activities:
  Proceeds from issuance of shares of
    beneficial interest                         6,727,035    6,374,826
  Purchase of treasury stock                     (250,000)      --
  Net borrowings (payments)on
    credit line                                  (810,000)  (1,630,000)
  Receivable from affiliate                        18,823       16,732
  Dividends                                    (1,674,903)    (968,003)
        Net cash provided by financing        -----------   ----------
          activities:                           4,010,955    3,793,555
                                              -----------   ----------
Net increase (decrease)in cash                     92,879     (121,095)

Cash at beginning of period                        33,569      200,912
                                              -----------   ----------
Cash at end of period                         $   126,448   $   79,817
                                              -----------   ----------
Interest paid                                 $    15,135   $  180,727
                                              -----------   ----------

See accompanying note to financial statements.

                            UNITED MORTGAGE TRUST
                       Notes to Financial Statements
                               March 31, 2002

1. Description of Business

The Company

    United Mortgage Trust (?the Company?) is a Maryland real estate investment trust which qualifies as a real estate investment trust (a ?REIT?) under federal income tax laws. The Advisor to the Company is a shareholder, UMT Advisors, Inc., (the ?Advisors?) a Texas corporation. The Company invests exclusively in first lien, fixed rate mortgages secured by single-family residential property throughout the United States. Such loans are originated by others to the Company?s specifications or to specifications approved by the Company. Most, if not all, of such loans are not insured or guaranteed by a federally owned or guaranteed mortgage agency.

     The Company is offering up to 5,000,000 Shares of Beneficial
Interest at $20 per share on a "best efforts" basis. In addition, we are offering up to 750,000 Shares to investors who want to participate in our Reinvestment Plan.

Restatement

     This Form 10QSB/A is being filed to reissue United Mortgage Trust?s financial statements. In December 2002, upon its review of its 2001 audited financial statements and the financial statements for the nine months ended September 30, 2002, the Securities and Exchange Commission (SEC) notified the Company that inter-company items arising from transactions with its advisor were not properly reported on its statements of income. The SEC commented that it was not appropriate for the Company to report inter-company items with its advisor as items of income. In accordance with the SEC requirements, the Company has reissuing its financial statements for the year ended 2001 and its 2002 quarterly reports and the inter-company items were not recorded on the reissued statements. During the first quarter of 2001 there were no restated transactions affecting the financial statements. In the first quarter of 2002 the Company recorded a non-cash transaction of $200,000 and with this report has reversed the transaction. The result was a decrease in income and shareholders? equity.

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

3. Line-of-Credit

     The Company has a twelve-month credit facility with a maximum borrowing limit of $10,000,000, which expires on July 10, 2002. The line-of-credit is collateralized with the assignment of certain Residential Mortgages. Interest on the outstanding balance was 5.25% at March 31, 2002 and was based on 0.50% above the bank?s prime rate. Interest during the March quarter of 2001 on the $7,000,000 line of credit in place at that time was fixed at 10.5%. The outstanding balances on the lines of credit were zero and $5,370,000 at March 31, 2002 and 2001, respectively.


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

     The Company has a Mortgage Servicing Agreement with Prospect
Service Corp. (the successor to South Central Mortgage, Inc.), an affiliate, incurring service fees of $47,000 and $44,000 during the three months ended March 31, 2002 and 2001, respectively.


ITEM 2. MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10QSB/A is being filed to reissue United Mortgage Trust?s financial statements. In December 2002, upon its review of our 2001 audited financial statements and the financial statements for the nine months ended September 30, 2002, the Securities and Exchange Commission (SEC) notified us that inter-company items arising from transactions with our advisor were not properly reported on our statements of income. The SEC commented that it was not appropriate for us to report inter-company items with our advisor as items of income. In accordance with the SEC requirements, we are reissuing our quarterly report and notes thereto and the inter-company items are not recorded on the reissued statements. During the first quarter of 2001 there were no restated transactions affecting the financial statements. The result of the reversal was a decrease in income and shareholders? equity. In the first quarter of 2002 we had recorded a non-cash transaction of $200,000 and in filing this report have reversed the transaction. The result is a decrease in income and shareholders? equity.

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

     During the three-month periods ended March 31, 2002 and 2001 our investments generated approximately $1,682,000 and $1,203,000 in interest income, which represented a 40% increase. The rise was attributed to a 39% increase in Mortgage Investments purchased between periods using Net Offering Proceeds derived from the sale of our Shares during between periods. The mix of our portfolio continued to change during the current quarter. Interim Mortgages represented 34.44% of our portfolio at March 31, 2002 compared to 30.64% at 2001 year-end, and 19.16% at the end of the March 2001 quarter. The blended interest rate on the Interim Mortgage portion of our portfolio was 13.06% compared to 11.82% for Residential Mortgages and Contracts for Deed.

     Operating expenses for the three-month periods were approximately $183,000 and $105,000, a 74% increase. Expenses were primarily the Trust Management Fee of $83,000 and $52,000, respectively, and loan servicing fees of $47,000 and $44,000, respectively. Both categories increased as the unpaid principal balance of the portfolio increased. Operating expense as a percentage of income was 10.91% and 8.70%, and as a percentage of net income was 12.37% and 11.40%, respectively, for the 2002 and 2001 three-month periods, and as a percentage of Average Invested Assets was 0.30% and 0.24% during the three-month periods, respectively.

     Interest expense during the comparable periods was approximately $15,000 and $181,000, a decrease of 92% as we paid down the outstanding balance of the credit facility to zero during the 2002 period compared to an outstanding balance at the end of the 2001 period of $5,370,000.

     Net income was approximately $1,483,000 and $917,000 for the three months ended March 31, 2002 and 2001, respectively. Earnings per weighted average share were $0.43 and $0.45, respectively.

       As of March 31, 2002, our default rate was 5.5% compared to 3.29% at the end of the 2001 period. Recoursed defaulted loans were 2.03% and non-recoursed loans were 3.48%, compared to 1.75% and 1.54% during the comparable 2001 period. During the 2002-quarter, three defaulted loans were sold compared to 13 during the 2001 quarter. The slow down in sales of defaulted loans that began during the summer of 2001 continued through the current period. We believe that the slow down in sales of defaulted properties was due, first, to our tightening of underwriting standards, shrinking the pool of available buyers, and second, to the lower interest rate environment encouraging homebuyers to seek traditional mortgage loan financing, and it is our experience that traditional financing is a more lengthy process. We experience not loss of interest income with defaulted recoursed loans because the note sellers advance interest to us. Non-recoursed defaults are assets that are not producing income and therefore lower the amount of income we have to distribute to our shareholders.

    Dividends declared and paid per share of beneficial interest during the comparable periods were the same at $0.1667 per share per month, which after restatement of our income statements, was in excess of earnings for each period.


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

     With Trustee approval and effective July 11, 2001 we extended and increased our credit facility with the same lender to $10,000,000 from $7,000,000. The term of the agreement is 12 months. The line-of-credit was collateralized with the assignment of certain Residential Mortgages. Interest is calculated at bank?s prime rate plus 0.50%, or 5.25% at March 31 2002. We utilized the credit facility to acquire and warehouse Mortgage Investments as they become available. The outstanding balance of the line-of-credit was reduced as new offering proceeds were received. The outstanding loan balance at March 31, 2002 was zero and $5,370,000 at 2001-quarter end.


PART II - OTHER INFORMATION

None

Item 6. Exhibits

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as
Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there under duly authorized.


                                        UNITED MORTGAGE TRUST
                                        (Registrant)



Date:  February 3, 2003                 /S/Christine A. Griffin
                                        Christine A. Griffin
                                             President

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

As discussed in Note 1 to the financial statements, the accompanying financial statements have been restated to correct certain errors in previously reported amounts.

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

Dallas, Texas
October 21, 2002

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