Form 10QSB/A
period 2002-06-30
UNITED MORTGAGE TRUST
filed 2003-02-05
CIK 101390

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




                               (i)

EXPLANATORY NOTE:

This Form 10QSB/A is being filed to reissue United Mortgage Trust's financial statements. In December 2002, upon its review of our 2001 audited financial statements, the Securities and Exchange Commission
(SEC) notified us that an inter-company items arising from transactions with our advisor were not properly reported on our statements of income. The SEC commented that it was not appropriate for us to report inter-company items with our advisor as items of income. In accordance with the SEC requirements, we are reissuing our quarterly report and notes thereto and the inter-company item referred to in 2002 as the Advisor's Contribution is not recorded on the reissued statements. This report is also amended to reflect a change in the status of shares sold after May 1, 2002, which are classed as redeemable.

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

PART II -- OTHER INFORMATION . . . . . . . . . . . . . . . 13

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . 13

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . .14

Accountants' Review Report . . . . . . . . . . . . . . . . 15

Exhibit 99.1 - Certifications . . . . . . . . . . . . . . .16

PART I  -- FINANCIAL INFORMATION

                             UNITED MORTGAGE TRUST
                            BALANCE SHEETS (Restated)
                                            June 30,      December 31,
                                              2002             2001
                                           ----------------------------
                                           (unaudited)      (audited)
ASSETS
Cash                                       $   615,596       $   33,569
Investment in residential mortgages
  and contracts for deed                    40,359,869       39,683,243
Interim mortgages                           29,273,987       17,529,898
Accrued interest receivable                  1,560,441        1,229,360
Receivable from affiliate                      129,625          115,930
Equipment, less accumulated depreciation
  of $3,076 and $2,296, respectively            10,336            1,896
Other assets                                   188,165          191,725
                                           -----------       ----------
Total Assets                               $72,138,019      $58,785,621
                                           -----------       ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Line of credit                           $ 1,300,000      $   810,000
  Dividend payable                             668,000          543,413
  Accounts payable & accrued
    liabilities                                  9,057          141,724
                                           -----------       ----------
      Total Liabilities                    $ 1,977,057      $ 1,495,137
                                           -----------       ----------
Commitments and contingencies

Shares of beneficial interest redeemable,
  272,340 shares issued and outstanding      5,447,938           --

Shareholders' equity:
  Shares of beneficial interest; $.01 par
    Value; 100,000,000 shares authorized;
    3,849,011 and 3,332,161 shares
    issued and 3,783,263 and 3,290,024
      outstanding, respectively            $    38,490      $    33,322
  Additional paid-in capital                66,686,940       58,352,176
  Advisor's contribution                       397,588          397,588
  Cumulative distributions in
    excess of earnings                      (1,109,964)        (742,612)
  Retained earnings	                        --               --
                                           -----------       ----------
                                            66,013,054       58,040,474
  Less treasury stock, 66,644 and
    39,047 shares in 2002 and 2001,
    at cost                                 (1,300,030)       (749,990)
                                           -----------       ----------
      Total Shareholders' Equity           $64,713,024      $57,290,484
                                           -----------       ----------
Total Liabilities and
   Shareholders' Equity                    $72,138,019      $58,785,621
                                           -----------       ----------

See accompanying notes to financial statements.

                           UNITED MORTGAGE TRUST
                           STATEMENTS OF INCOME (Restated)


                                 Three Months Ended       Six Months Ended
                                      June 30,                 June 30,
                               2002              2001   2002              2001
                               ----------------------   ----------------------
                                     (unaudited)              (unaudited)
Revenues:
  Interest income              $1,997,755  $1,334,244   $3,678,925  $2,537,042
  Gain on sale of notes            (1,842)     10,267       (1,034)     10,267
                               ----------  ----------   ----------  ----------
                               $1,995,913  $1,344,511   $3,677,891  $2,547,309
                               ----------  ----------   ----------  ----------
Expense:
  General and administrative       31,649      10,585       85,251      19,142
  Interest expense                  2,844     135,043       17,989     315,770
  Loan servicing fee               50,791      45,733       97,319      89,895
  Management fee                  100,491      57,587      183,854     109,470
                               ----------  ----------   ----------  ----------
                                  185,775     248,948      384,413     534,277
                               ----------  ----------   ----------  ----------
Net income                     $1,810,138  $1,095,563   $3,293,478  $2,013,032
                               ==========  ==========   ==========  ==========
Net income per share
   of beneficial interest           $0.47       $0.45        $0.90       $0.90
                               ==========  ==========   ==========  ==========

Weighted average
    shares outstanding          3,865,715   2,423,289    3,659,755   2,236,106
                               ==========  ==========   ==========  ==========

See accompanying notes to financial statements.

                           UNITED MORTGAGE TRUST
                       STATEMENTS OF CASH FLOWS (Restated)

                                              For the Six Months Ended
                                                       June 30,
                                                  2002          2001
                                             --------------------------
                                             (unaudited)    (unaudited)
Cash flows from operating activities:
  Net income                                  $ 3,293,478   $2,013,032
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                (8,440)         259
      Net amortization of discount on
        mortgage investments                       (7,774)      (1,892)
      Changes in assets and liabilities:
        Accrued interest receivable              (331,081)    (117,511)
        Other assets                                6,726     (221,290)
        Accounts payable and accrued
          liabilities                            (132,667)      21,322
          Net cash provided by operating      -----------    ---------
            activities:                         2,820,242    1,693,920
                                              -----------    ---------
Cash flows from investing activities:
  Investment in residential mortgages
    and contracts for deed                     (2,374,141)  (5,684,372)
  Principal receipts on residential
    mortgages and contracts for deed            1,700,010    1,497,705
  Investment in interim mortgages             (24,059,669)  (9,738,891)
  Principal receipts on interim mortgages      12,320,861    5,462,394
        Net cash used in investing            -----------   ----------
         activities:                          (12,412,939)  (8,463,164)
                                              -----------   ----------
Cash flows from financing activities:
  Proceeds from issuance of shares of
    beneficial interest                        13,785,042   12,040,677
  Purchase of treasury stock                     (550,040)      --
  Net borrowings (payments)on
    credit line                                   490,000   (3,350,000)
  Receivable from affiliate                       (13,696)      13,871
  Dividends                                    (3,536,582)  (2,120,722)
        Net cash provided by financing        -----------   ----------
          activities:                          10,174,724    6,583,826
                                              -----------   ----------
Net increase (decrease)in cash                    582,027     (185,418)

Cash at beginning of period                        33,569      200,912
                                              -----------   ----------
Cash at end of period                         $   615,596   $   15,494
                                              -----------   ----------
Interest paid                                 $    17,989   $  315,770
                                              -----------   ----------

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

Restatement

     This Form 10QSB/A is being filed to reissue United Mortgage Trust's financial statements. In December 2002, upon its review of its 2001 audited financial statements and the financial statements for the nine months ended September 30, 2002, the Securities and Exchange Commission (SEC) notified the Company that inter-company items arising from transactions with its advisor were not properly reported on its statements of income. The SEC commented that it was not appropriate for the Company to report inter-company items with its advisor as items of income. In accordance with the SEC requirements, the Company has reissued its financial statements for the year ended 2001 and its 2002 quarterly reports and the inter-company items were not recorded on the reissued statements. During the first and second quarter of 2001, there were no restated transactions affecting the financial statements. In the first and second quarters of 2002 the Company recorded a non-cash transaction of $200,000 and $100,000, respectively, and herein has reversed the transactions. The result was a decrease in income and shareholders' equity.

     In addition, due to the rescission offer that will be made to Shareholders referred to in Note 5, the Company has reclassified the value of the redeemable shares sold between May 1, 2002 and June 30, 2002 in the amount of $5,447,938.

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

3. Line-of-Credit

     The Company has a twelve-month credit facility with a maximum borrowing limit of $10,000,000, which expired on July 10 and was renewed on July 11, 2002 with the same terms and conditions. The line-of-credit is collateralized with the assignment of certain Residential Mortgages. Interest on the outstanding balance was 5.25%. Outstanding balances at June 30, 2002 and 2001 were $1,300,000 and $3,650,000, respectively. Interest paid during the three-month and six-month periods was $2,844 and $17,989 and $135,043 and $315,770, respectively.

4. Related Party Transactions

     The Company has an Advisory Agreement with its Advisor, UMT Advisors, Inc. ("UMTA") to manage the day-to-day operations of the Company and generally, the day-to-day expenses associated with running the Company are born by UMTA. The Company was charged a Trust Management Fee, calculated monthly, that was $100,491 and $57,587 for the three-month periods ended June 30, 2002 and 2001, respectively, and $183,854 and $109,470 for the six-month periods, respectively. The fee was calculated as 1/12th of 1/2 of 1% of the first $50,000,000 of income producing assets and 1/12th of 1% of income producing assets in excess of $50,000,000.

    Under the terms of the Advisory Agreement the Company paid Acquisition Fees to the Advisor for providing services related to identifying and purchasing loans. The fee was calculated as 3% of Net Proceeds (Gross Proceeds less selling commissions and wholesaling and marketing allocations). Fees paid during the three-month periods were $207,159 and $181,633, respectively. Fees paid during the six-month periods were $405,990 and $378,649, respectively.

     The Company has a Mortgage Servicing Agreement with Prospect Service Corp. (formerly South Central Mortgage, Inc.), an affiliate, incurring service fees of $50,791 and $45,733 for the three months and $97,319 and $89,895 for the six months ended June 30, 2002 and 2001, respectively.

5. RIGHT OF RESCISSION

     The Company faces a contingent liability for rescission to those investors who purchased shares after April 30, 2002 and until the effectiveness of the post-effective amendment No. 1 filed with the SEC on November 4, 2002 and amended on January 14, 2003 as a result of the failure to file an amendment within the time period specified.

     The Company was required to file a Post-Effective Amendment to its original registration statement by April 30, 2002 to include updated financial information and did not do so until November 4, 2002. Because the Company did not file a post-effective amendment with the required financial statement information by April 30, 2002, persons who have purchased shares in the Company since that date have the right to rescind their purchases and to compel the Company to repurchase their shares at the purchase price paid for them plus interest less distributions made to them. Since April 30, 2002 and through June 30, 2002, the Company has sold approximately 272,000 shares for Gross Offering Proceeds of $5,447,000.

     As a result of this contingent liability, the Company will make a rescission offer to all such purchasers. Depending on the number of shareholders who accept the offer the Company may have to sell assets to fund the rescission. Selling assets in a material amount could have an adverse impact on the income per share. The Company may also face other securities law liabilities as a result of the delayed filing, the amount of which is not capable of being quantified.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10QSB/A is being filed to reissue United Mortgage Trust's financial statements. In December 2002, upon its review of our 2001 audited financial statements and the financial statements for the nine months ended September 30, 2002, the Securities and Exchange Commission (SEC) notified us that inter-company items arising from transactions with our advisor were not properly reported on our statements of income. The SEC commented that it was not appropriate for us to report inter-company items with our Advisor as items of income. In accordance with the SEC requirements, we have reissued our financial statements for the year ended 2001 and its 2002 quarterly reports and the inter-company items are not recorded on the reissued statements. During the first and second quarter of 2001, there were no restated transactions affecting the financial statements. In the first and second quarter of 2002 the Company recorded a non-cash transaction of $200,000 and $100,000, respectively, and with this filing have reversed the transactions. The result was a decrease in income and shareholders' equity.

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

     During the three-month periods ended June 30, 2002 and 2001 our investments generated approximately $1,996,000 and $1,345,000 of interest income, which represented a 48% increase. During the six-month periods interest income was approximately $3,678,000 and $2,547,000, respectively, which represented a 44% increase. The increases were attributed to a 44% growth in Mortgage Investments purchased between periods using Net Offering Proceeds derived from the sale of our

Shares. The portion of our portfolio dedicated to Residential Mortgages and Contracts for Deed grew by 7% and the portion dedicated to Interim Mortgages grew by 173% from June 30, 2001 to June 30, 2002.

     Operating expenses were approximately $183,000 and $114,000, a 61% increase for the three-month periods, respectively, and were made up primarily of Trust Management Fees paid to our Advisor of approximately $100,000 and $58,000 (72% increase) and loan servicing fees of approximately $51,000 and $46,000, (11% increase), respectively. The percentage of change in the Trust Management Fees and loan servicing fees fluctuates as the principal balances of loans in our portfolio changes. Operating expenses in comparable six-month periods were approximately $366,000 and $219,000, respectively, a 68% increase, made up of Trust Management Fess of approximately $184,000 and $109,000 (69% increase) and loan servicing fees of approximately $97,000 and $90,000, (8% increase), respectively.

     Operating expense as a percentage of income was 9.17% and 8.47% and as a percentage of Average Invested Assets were 0.27% and 0.24% during the three-month periods of 2002 and 2001, respectively. During the six-months periods the figures were 9.96% and 8.58% as a percentage of income and 0.84% and 0.71% as a percentage of Average Invested Assets, respectively.

     Interest expense during the comparable three-month periods decreased by 98% and during the six-month periods decreased by 94% as we paid down the outstanding balance of the credit facility during 2002. The outstanding balance was $1,300,000 and $3,650,000 at June 30, 2002 and 2001, respectively.

     Restated net income was $1,810,000 and $1,096,000 for the three months ended June 30, 2002 and 2001, respectively, and $3,293,000 and $2,013,000 for the six-month periods, respectively, making earnings per share during the comparable three-month periods $0.47 and $0.45 (4% increase), and $0.90 during both six-month periods.

    The dividend declared and paid per weighted share of beneficial interest during the comparable three-month periods was the same, $0.50, and $1.00 during the comparable six-month periods. Dividends were paid in excess of earnings during the comparable periods.

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

               CAPITAL RESOURCES AND LIQUIDITY FOR
          THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

     We intend to make a registered rescission offer to all persons who purchased our Shares between May 1, 2002 and October 31, 2002 to offer them the right to sell the Shares back to us and receive the purchase price plus interest and less the dividends paid. Until such time as this contingent liability has been eliminated through such a rescission offer, the Shares sold and which we could be required to repurchase will be classified as outside of permanent equity. At June 30, 2002 that number of shares was approximately 272,000 with a repurchase value of approximately $5,447,000. We cannot estimate the amount of Shares that may be redeemed in a rescission offer. In order to satisfy demands for rescission it could be necessary for us to liquidate a portion of our investments which could have an adverse effect on future income and may require us to discontinue Share repurchases under our Share Repurchase Plan. The delay in filing could also expose to other securities law liabilities that are presently not possible to quantify.

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

4. I, as United Mortgage Trust's ("UMT") certifying officer, am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for UMT and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to UMT is made known to us during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of UMT's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evalauation Date");

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I, UMT's certifying officer, have disclosed, based on our most recent evaluation, to UMT's auditors and our audit committee of our Board of Trustees (or persons performing the equivalent functions):

     a. that there are no significant deficiencies in the design or operation of internal controls which could adversely affect UMT's ability to record, process, summarize and report financial data and have identified for UMT's auditors any material weakness in internal controls; and

     b. that there is no fraud, whether or not material, that involves management or other employees who have a significant role in UMT's internal controls; and

6. I, UMT's certifying officer, have indicated in this quarterly report that there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.


February 3, 2003


/s/ Christine A Griffin
-----------------------
Christine A Griffin
Chief Executive Officer
Chief Financial Officer