Form 10QSB/A
period 2002-09-30
UNITED MORTGAGE TRUST
filed 2003-02-05
CIK 101390

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





                               (i)

EXPLANATORY NOTE:

This Form 10QSB/A is being filed to reissue United Mortgage Trust?s financial statements. In December 2002, upon its review of our 2001 audited financial statements, the Securities and Exchange Commission
(SEC) notified us that an inter-company items arising from transactions with our advisor were not properly reported on our statements of income. The SEC commented that it was not appropriate for us to report inter-company items with our advisor as items of income. In accordance with the SEC requirements, we are reissuing our quarterly report and notes thereto and the inter-company item referred to in 2002 as the Advisor?s Contribution is not recorded on the reissued statements. This report is also amended to reflect a change in the status of shares sold after May 1, 2002, which are classed as redeemable.

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

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . 14

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . .15

Accountants? Review Report . . . . . . . . . . . . . . . . 16

Exhibit 99.1 . . . . . . . . . . . . . . . . . . . . . . . 17

PART I  -- FINANCIAL INFORMATION

                         UNITED MORTGAGE TRUST
                       BALANCE SHEETS (Restated)

                                                   September 30,  December 31,
                                                      2002             2001
                                                  ----------------------------
ASSETS                                             (unaudited)      (audited)
Cash                                               $ 2,194,150       $   33,569
Investment in residential mortgages and
  contracts for deed                                39,704,161       39,683,243
Interim mortgages                                   39,382,577       17,529,898
Accrued interest receivable                          1,851,600        1,229,360
Receivable from affiliate                              113,224          115,930
Equipment, less accumulated depreciation
  of $3,206 and $2,296, respectively                    17,626            1,896
Other assets                                           242,553          191,725
                                                   -----------       ----------
Total Assets                                       $83,505,891      $58,785,621
                                                   -----------       ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Line of credit                                   $ 5,145,000      $   810,000
  Dividend payable                                     734,688          543,413
  Accounts payable & accrued liabilities                11,515          141,724
                                                   -----------       ----------
      Total Liabilities                              5,891,203        1,495,137
                                                   -----------       ----------
Commitments and contingencies

Shares of beneficial interest redeemable,
  747,965 shares issued and outstanding             14,959,129            --

Shareholders' equity:
  Shares of beneficial interest; $.01 par
    Value; 100,000,000 shares authorized;
    3,841,457 and 3,332,161 shares
    issued; 3,748,272 and 3,290,024
    outstanding, respectively                           38,415           33,322
  Additional paid-in capital                        65,364,722       58,352,176
  Advisor?s reimbursement                              397,588          397,588
  Cumulative distributions in excess
    of earnings                                     (1,327,616)        (742,612)
  Retained earnings                                      --                --
                                                   -----------       ----------
                                                    64,473,109       58,040,474
  Less treasury stock, 93,185 and
    39,047 shares in 2002 and 2001, at cost         (1,817,550)       (749,990)
                                                   -----------       ----------
      Total Shareholders' Equity                    62,655,559       57,290,484
                                                   -----------       ----------
Total Liabilities & Shareholders Equity            $83,505,891      $58,785,621
                                                   -----------       ----------

See accompanying notes to financial statements.

                              UNITED MORTGAGE TRUST
                          STATEMENTS OF INCOME (Restated)
                                    Three Months Ended         Nine Months Ended
                                       September 30,              September 30,
                                     2002        2001          2002         2001
                                   --------------------     ----------------------
                                       (unaudited)               (unaudited)
Income:
  Interest income                 $2,154,337  $1,486,002    $5,833,613  $4,022,522
  Gain (loss) on sale of notes        (2,372)    (10,267)       (3,406)      --
                                   ---------   ---------     ---------   ---------
                                   2,151,965   1,475,735     5,830,207   4,022,522
                                   ---------   ---------     ---------   ---------
Expense:
  General & administrative            54,722       9,760       139,999      28,903
  Interest expense                     2,844      81,592        20,823     397,361
  Loan servicing fees                 49,842      47,871       147,161     137,766
  Trust management fee               119,008      63,377       302,862     172,847
                                   ---------   ---------     ---------   ---------
                                     226,416     202,600       610,845     736,877
                                   ---------   ---------     ---------   ---------
Net income                        $1,925,549  $1,273,135    $5,219,362  $3,285,645
                                   =========   =========     =========   =========
Net income per share of
  beneficial interest                  $0.45       $0.46         $1.35       $1.34
                                   =========   =========     =========   =========

Weighted average shares
  outstanding                      4,288,840   2,793,231     3,868,760   2,459,010
                                   =========   =========    ==========   =========

See accompanying notes to financial statements.

                        UNITED MORTGAGE TRUST
                STATEMENTS OF CASH FLOWS (Restated)

                                              For the Nine Months Ended
                                                    September 30,
                                                  2002          2001
                                              ------------------------
                                              (unaudited)   (unaudited)
Cash flows from operating activities:
  Net income                                  $ 5,219,362   $3,285,645
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization               (15,731)         389
      Net amortization of discount on
        mortgage investments                      (11,663)      (5,699)
      Changes in assets and liabilities:
        Accrued interest receivable              (622,240)    (358,835)
        Other assets                              (50,828)    (303,778)
        Accounts payable and accrued
          liabilities                            (130,246)     223,752
          Net cash provided by operating      -----------    ---------
            activities:                         4,388,654    2,841,474
                                              -----------    ---------
Cash flows from investing activities:
  Investment in residential mortgages
    and contracts for deed                     (3,346,413)  (8,396,843)
  Principal receipts on residential
    mortgages and contracts for deed            3,331,912    2,043,570
  Investment in interim mortgages             (43,119,618) (16,596,751)
  Principal receipts on interim mortgages      21,272,218    8,942,565
        Net cash used in investing            -----------   ----------
         activities:                          (21,861,901) (14,007,459)
                                              -----------   ----------
Cash flows from financing activities:
  Proceeds from issuance of shares of
    beneficial interest                        21,976,768   18,346,766
  Net borrowings on credit line                 4,335,000   (3,390,000)
  Receivable from affiliate                         2,706       28,311
  Purchase treasury stock                      (1,067,560)    (500,012)
  Dividends                                    (5,613,086)  (3,438,831)
        Net cash provided by financing        -----------   ----------
          activities:                          19,633,828   11,046,234
                                              -----------   ----------
Net increase (decrease)in cash                  2,160,581     (119,751)

Cash at beginning of period                        33,569      200,912
                                              -----------   ----------
Cash at end of period                         $ 2,194,150   $   81,161
                                              -----------   ----------
Interest paid (Note 4)                        $    20,823   $  397,361
                                              -----------   ----------

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

Restatement

     This Form 10QSB/A is being filed to reissue United Mortgage Trust?s financial statements. In December 2002, upon its review of its 2001 audited financial statements and the financial statements for the nine months ended September 30, 2002, the Securities and Exchange Commission (SEC) notified the Company that inter-company items arising from transactions with its advisor were not properly reported on its statements of income. The SEC commented that it was not appropriate for the Company to report inter-company items with its advisor as items of income. In accordance with the SEC requirements, the Company has reissued its financial statements for the year ended 2001 and its 2002 quarterly reports and the inter-company items were not recorded on the reissued statements. During the third quarter of 2001 an intercompany transaction was reversed in the amount of $335,000 that had been reported as a reimbursement of interest expense and a receivable from Affiliate. In the third quarter and nine months of 2002 the Company recorded non-cash transactions of $200,000 and $500,000, respectively, and herein has reversed the transactions. The result in all cases was a decrease in income and shareholders? equity.

     In addition, due to the rescission offer that will be made to Shareholders referred to in Note 5, the Company has reclassified the value of the redeemable shares sold between May 1, 2002 and September 30, 2002 in the amount of $14,959,129.

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

3. Line-of-Credit

     The Company has a twelve-month credit facility with a maximum borrowing limit of $10,000,000, which expired on July 10th and was renewed on July 11, 2002 with the same terms and conditions. The line-of-credit is collateralized with the assignment of certain Residential Mortgages. Interest on the outstanding balance was 5.25%. Outstanding balances at September 30, 2002 and 2001 were $5,145,000 and $3,610,000, respectively. Interest paid during the three-month and nine-month periods was $2,844 and $19,571 and $20,823 and $335,340, respectively.

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

     The Company was required to file a Post-Effective Amendment to its original registration statement by April 30, 2002 to include updated financial information and did not do so until November 4, 2002. Because the Company did not file a post-effective amendment with the required financial statement information by April 30, 2002, persons who have purchased shares in the Company since that date have the right to rescind their purchases and to compel the Company to repurchase their shares at the purchase price paid for them plus interest less distributions made to them. Since April 30, 2002 and through September 30, 2002, the Company has sold 747,965 shares for Gross Offering Proceeds of approximately $14,959,000.

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

ITEM 2. MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10QSB/A is being filed to reissue United Mortgage Trust?s financial statements. In December 2002, upon its review of our 2001 audited financial statements and the financial statements for the nine months ended September 30, 2002, the Securities and Exchange Commission (SEC) notified us that inter-company items arising from transactions with our advisor were not properly reported on our statements of income. The SEC commented that it was not appropriate for us to report inter-company items with our advisor as items of income. In accordance with the SEC requirements, we are reissuing our quarterly report and notes thereto and the inter-company items are not recorded on the reissued statements. During the third quarter of 2001 an intercompany transaction was reversed in the amount of $335,000 that had been reported as a reimbursement of interest expense and a receivable from Affiliate. In the third quarter and nine months of 2002 we recorded a non-cash transaction of $200,000, and $500,000, respectively, and herein has reversed the transactions. The result in all cases was a decrease in income and shareholders? equity.

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

     During the three months and nine months ended September 30, 2002 our Mortgage Investments generated income of approximately $2,152,000 and $5,830,000, respectively. During the comparable periods in 2001 income was approximately $1,476,000 and $4,023,000, respectively. The increase of 59% between the three-month periods and 57% between the nine-month comparable periods was attributed to acquisition of additional income producing Mortgage Investments. Although funds invested in Residential Mortgages and Contracts for Deed in the 2002 period remained approximately the same as in 2001 (the balance on the books was approximately $39,704,000 at September 30, 2002 and approximately $39,780,000 in 2001), we experienced significant growth in the Interim Mortgage portion of our portfolio of between September 30, 2001 to 2002, growing to approximately $39,383,000 from approximately $14,105,000, a 179% increase. Mortgage Investments were purchased using Net Offering Proceeds from the sale of our Shares during the periods.

     Operating expenses for the three months and nine months of 2002 were approximately $224,000 and $590,000, respectively, as compared to the 2001 periods of approximately $121,000 and $340,000, respectively. The increases between periods were 85% and 74%, respectively. The increases were due primarily to increase in the Trust Management Fee paid to our advisor, UMT Advisors, Inc. (?UMTA?). The fee was calculated as 1/12th of 1/2 of 1% of the first $50,000,000 of income producing assets and 1/12th of 1% of income producing assets in excess of $50,000,000. As the portfolio grew so did the Trust Management Fee. The fee was approximately $119,000 and $303,000 for the three months and nine months of 2002, respectively, compared to approximately $63,000 and $173,000 in the same period of 2001. Operating expense as a percentage of income was 10.39% for the three months and 10.12% for the nine-month period of 2002 compared to 8.20% and 8.44% for the comparable 2001 periods. Operating expenses as a percentage of Average Invested Assets were 0.30% and 0.86% during the three and nine month periods of 2002 and 0.28% and 0.71% during the three and nine-month periods of 2001, respectively.

     Interest expense in the three and nine-month periods of 2002 was approximately $2,800 and $21,000, respectively. Interest expense for the 2001 periods was approximately $82,000 and $397,000, respectively. We use our line of credit to purchase Mortgage Investments in advance of receiving proceeds from the sale of our Shares. During the 2002 periods we received proceeds at a level commensurate with our ability to source and purchase Mortgage Investments, thus not relying on our credit facility. Our average daily outstanding balance of our line of credit during the nine months of 2002 was approximately $846,000 compared to $4,982,000 in the same 2001 period.

     Restated net income of approximately $1,926,000 and $5,219,000 for the three and nine months ended September 30, 2002 compares to approximately $1,273,000 and $3,285,000 for the 2001 periods, respectively. Net income increased because we added additional income producing assets between periods. Restated earnings per weighted average share were $0.45 and $1.35 for the 2002 three and nine-month periods and $0.46 and $1.34 during the 2001 comparable periods. Earningsper share are influenced by several factors. First, the extent that we used our credit facility had an impact on earnings. The average daily outstanding balance of our line of credit during the 2002 period was approximately $846,000 compared to $4,982,000 during 2001. We borrowed money at 6.50% in 2001 and at a lower rate in 2002 and bought loans with interest rates of between 12.75% and 14.50%. The greater use of leverage in 2001 augmented our overall yield and the diminished use in 2002 had a negative impact. Second, higher cash balances in the bank has a negative impact on earnings. During the 2002 periods we had higher cash balances in the bank. The average daily cash balance was approximately $794,000 during the nine-month period of 2002 compared to approximately $318,000 during the 2001 nine months. When we receive gross proceeds from the sale of shares we either buy suitable investments immediately or we pay down our credit facility. If our line of credit has no outstanding balance or if enough suitable investments were not available, the cash was deposited in a money market or money fund account and earned between 1% and 2%, while at the same time we paid a 10% dividend on those funds. Third, a larger amount of interest receivable was recorded in the 2002 periods compared to 2001. Interest receivable was interest earned on our investments but not immediately paid to us by borrowers or by loan servicing agents. The timing between making investments and receiving interest income had a negative impact on earnings because the funds are not available immediately to pay out as dividends. Fourth, loans that are in default and thus not producing interest income had a negative impact on earnings. As of September 30, 2002, 4.88% of our Mortgage Investments were in default; 3.19% were non-recoursed and 1.69% were recoursed. During the comparable period of 2001, 4.20% of our Mortgage Investments were in default. Of the defaulted loans at September 30, 2001 recoursed loans accounted for 1.98% and 2.22% were non-recoursed. Recoursed loans continue to have interest advanced to us by the recoursing parties and non-recoursed loans do not earn interest if in default.

     Dividends declared and paid per share of beneficial interest for the three and nine-month periods ended September 30, 2002 and 2001 were $0.50 and $1.50 per share, respectively, for comparable periods. The dividends paid during both quarters were in excess of earnings after restating our financial statements.

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

                CAPITAL RESOURCES AND LIQUIDITY FOR
  THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

     We intend to make a registered rescission offer to all persons who purchased our Shares between May 1, 2002 and October 31, 2002 to offer them the right to sell the Shares back to us and receive the purchase price plus interest and less the dividends paid. Until such time as this contingent liability has been eliminated through such a rescission offer, the Shares sold and which we could be required to repurchase will be classified as outside of permanent equity. At June 30, 2002 that number of shares was approximately 748,000 with a repurchase value of approximately $14,959,000. We cannot estimate the amount of Shares that may be redeemed in a rescission offer. In order to satisfy demands for rescission it could be necessary for us to liquidate a portion of our investments which could have an adverse effect on future income and may require us to discontinue Share repurchases under our Share Repurchase Plan. The delay in filing could also expose to other securities law liabilities that are presently not possible to quantify.

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

Item 4. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures.

     Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of October 14, 2002, (the ?Evaluation Date?) , which is within ninety days prior to the and Chief Financial Officers concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that all material information relating to our company required to be filed in this quarterly report has been made known to them in a timely manner.

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