Form 10KSB/A
period 2001-12-31
UNITED MORTGAGE TRUST
filed 2003-03-03
CIK 101390

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            FORM 10KSB/A
                         (Amendment No. 2)

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

EXPLANATORY NOTE FOR AMENDMENT #2:

The purpose of filing this Amendment #2 is to add sub-section titled "Qualification as a REIT" to Foot Note 6. of the Notes to the Financial Statements.

Table of Contents                                              PAGE

Item 6. Management's Discussion and Analysis
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

RESTATEMENT

     This Form 10KSB/A is being filed to reissue our financial statements. In December 2002, upon its review of our 2001 audited financial statements the Securities and Exchange Commission (SEC) notified us that inter-company items arising from transactions with our Advisor were not properly reported on our statements of income. The SEC commented that it was not appropriate for us to report inter-company items with our Advisor as items of income. In accordance with the SEC requirements, we are reissuing our financial statements for the years ended 2001 and 2000. In 2001 the inter-company transaction was an expense reimbursement of $430,790 which was intended to offset interest expense. The result of the reversals was a decrease in income and shareholders' equity. Our 2001 federal tax return characterized certain amounts that, if given effect, would mean that we did not meet one of the requirements for classification as a REIT. We have filed an amended tax return to recharacterize those amounts and are seeking a closing agreement with the IRS to confirm our compliance with the requirements for REIT qualification. We cannot predict how long it will take for us to obtain a favorable closing agreement and the failure to obtain such an agreement could mean that the IRS could choose to challenge our REIT status. The opinion of our tax counsel regarding our qualification as a REIT is subject to our receipt of a closing agreement. If we did not qualify as a REIT in any of our prior tax years, we could be liable for federal income tax on income earned in any year that we did not qualify as a REIT. Further, unless entitled to relief under certain Internal Revenue Code provisions, we could also be prohibited from re-electing REIT status for four taxable years after the year during which we first failed to qualify as a REIT.

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

     The number of defaults we experienced during 2001 when compared to 2000 was consistent. We began both years with 33 and 29 defaulted loans, respectively and had an additional 55 and 52 loans default, respectively. The increase in our default rate at year-end related to the amount of REO (real estate owned through foreclosure or through eviction) sold during the period. In 2001 we sold 34 defaulted properties as compared to 43 in 2000. Our default rate was 4.34% at the end of 2001 compared to 3.62% at the end of 2000. We believe that disposition of REO's properties has been impacted by two factors. During 2001 we raised the standards of our underwriting criteria after a review of the number of early pay defaults we experienced in prior periods. That meant that the pool of available homebuyers was reduced and in turn slowed the process of disposition. Our analysis is also that the higher number of buyers utilizing third party financing (i.e. FHA or VA Loans) has increased the time required to process and close third party financed sale of our REO properties.

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

In all cases to date SCMI has elected to advance payments to us monthly as option "b" states above.

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

As discussed in Note 7 to the financial statements, certain errors resulting in an overstatement of previously reported net income and shareholders' equity as of and for the year ended December 31, 2001 and previously reported net income for the year ended December 31, 2000 were discovered by management of the Company subsequent to issuance of those financial statements. Accordingly, the financial statements have been restated to correct the error.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Mortgage Trust as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



                                          Whitley Penn

Dallas, Texas
February 7, 2002 (Except as to the last section of Note 6)

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
Commitments and contingencies

Shareholders' equity:
  Shares of beneficial interest; $.01 par
    Value; 100,000,000 shares authorized
    3,332,161 and 1,884,043 shares
    outstanding; 3,320,024 outstanding
    in 2001                                     33,322           18,840
Additional paid-in capital                  58,352,176       33,541,746
Advisor's reimbursement                        397,588          397,588
Cumulative distributions in
  excess of earnings                          (742,612)        (363,933)
Retained earnings                               --               --
                                           -----------       ----------
                                            58,040,474       33,594,241
  Less treasury stock, 39,047 shares
     In 2001 at cost                          (749,990)          --
                                           -----------       ----------

      Total Shareholders' Equity           $57,290,484      $33,594,241

                                           -----------       ----------
Total Liabilities & Shareholders' Equity   $58,785,621      $40,906,086
                                           -----------       ----------

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

                                 UNITED MORTGAGE TRUST
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Restated)


                                                                             Cumulative
                                  Shares of        Additional   Advisor's    Distributions
                              Beneficial Interest  Paid-in      Reimburse-   in excess of   Retained  Treasury
                              Shares       Amount  Capital         ment      Earnings       Earnings  Stock      Total
                             --------------------  -----------  ----------   -------------  --------  ---------  -----------
Balance, Dec 31, 1999        1,185,544   $11,856   $21,047,321   $  169,426  $   (53,764)   $   --       --      $21,174,839

Proceeds from shares issued     698,499     6,984   12,494,425       --            --           --       --       12,501,409
Advisor's contribution           --         --          --          228,162        --           --       --          228,162
Dividends ($2.01 per share)      --         --          --           --       (3,038,551)       --       --       (3,038,551)
Net income                       --         --          --           --        2,728,382        --       --        2,728,382
                             ---------   -------   -----------   ----------   ------------  --------  ---------  -----------
Balance, Dec 31, 2000        1,884,043    18,840    33,541,746      397,588     (363,933)       --       --       33,594,241

Proceeds from shares issued  1,448,118    14,482    24,810,430       --            --           --       --       24,824,912
Purchase of treasury stock       --         --          --           --            --           --     (749,990)    (749,990)
Dividends ($2.00 per share)      --         --          --           --        (5,163,512)      --       --       (5,163,512)
Net income                       --         --          --           --         4,784,833       --       --        4,784,833
                             ---------   -------   -----------   ----------   -----------   --------  ---------  -----------
Balance, Dec 31, 2001        3,332,161   $33,322   $58,352,176   $  397,588   $  (742,612)  $   --    $(749,990) $57,290,484
                             ---------   -------   -----------   ----------   -----------   --------  ---------  -----------

See accompanying notes to financial statements.

                                UNITED MORTGAGE TRUST
                         STATEMENTS OF CASH FLOWS (Restated)

                                                      December 31,
                                             2001                     2000
                                             ---------------------------
Cash flow from operating activities:
  Net income                                 $  4,784,833   $  2,728,382
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                   519           (196)
      Net amortization of discount on
        mortgage investments                       (9,506)       (32,265)
      Changes in assets and liabilities:
        Accrued interest receivable              (561,847)      (423,132)
        Other assets                             (134,754)       (16,621)
        Accounts payable and accrued
          liabilities                             138,117          3,480
            Net cash provided by              ------------   -----------
            operating activities:               4,217,362      2,259,648
                                              ------------   -----------
Cash flow from investing activities:
  Investment in residential mortgages and
    contracts for deed                         (9,160,813)   (12,126,604)
  Loan acquisition costs paid to affiliate         --           (344,124)
  Principal receipts on residential
    mortgages and contracts for deed            2,906,477        961,062
  Investment in interim mortgages             (24,227,491)   (11,842,285)
  Principal receipts on interim
    mortgages                                  13,150,704      9,588,806
            Net cash used in investing       -------------   -----------
            activities:                       (17,331,123)   (13,763,145)
                                             -------------   -----------
Cash flow from financing activities:
  Proceeds from issuance of shares of
    beneficial interest                        24,824,912     12,501,409
  Advisor's contribution                           --            228,162
  Net borrowings on line of credit             (6,190,000)     2,000,000
  Receivable from affiliate                       (10,165)       (82,000)
  Purchase of treasury stock                     (749,990)          --
  Dividends                                    (4,928,339)    (2,957,493)
            Net cash provided by             ------------    -----------
            financing activities:              12,946,418     11,690,078
                                             ------------    -----------
Net increase (decrease) in cash                  (167,343)       186,581

Cash at beginning of year                         200,912         14,331
                                             ------------    -----------
Cash at end of period                        $     33,569    $   200,912
                                             ------------    -----------
Interest paid                                $    430,790    $   562,749
                                             ------------    -----------

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

The Company has no direct employees. It pays its Advisor a monthly Trust Management Fee for the services relating to the Company's daily operations which the Advisor uses to pay its employees who are directly and indirectly involved in the day-to-day management of the Company.

ADVISOR CHANGE

Prior to January 1, 2001 the Company was self-administered and utilized Mortgage Trust Advisors, Inc., ("MTA") to select its investments and monitor its daily operations. As of January 1, 2001, the Company uses the services of UMT Advisors, Inc. ("UMTA") to manage its day-to-day activities and to select the investments it purchases. The Company changed advisors as a result of the change in ownership of the former advisor. Two of the principals of the first advisor formed UMTA. The Company's President, Cricket Griffin, is an employee of the Advisor, for which she serves as President. Before that date she was an employee of the Company. The Advisor is owned and controlled by Todd F. Etter and Timothy J. Kopacka. Mr. Etter is an Affiliate of South Central Mortgage, Inc. ("SCMI"), a Texas corporation that sells Mortgage Investments to the Company and that services our Residential Mortgages and Contracts for Deed and of Capital Reserve Corporation ("CRC"), a Texas corporation, that sells Interim Mortgages to the Company.

ADVISORY AGREEMENT

There is a significant difference between the current and former advisory agreements. UMTA not only has the responsibility of seeking out, underwriting and presenting Mortgage Investments to the Company for consideration and purchase, which was MTA's function, it is responsible for all facets of the Company's business operations under the guidance of the Company's Trustees. In that regard it employs the requisite number of staff to accomplish those tasks, leases its own office space and pays its own overhead. The Company pays a Trust Management Fee for services rendered by the Advisor. In 2000 the Company paid overhead expenses including but not limited to rent and salaries, but did not pay a trust management fee to MTA. MTA was paid loan acquisition fees as consideration for its services.

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

INTEREST INCOME ACCRUAL

Interest income is received by the Company from its portfolio of Residential Mortgages, Contracts for Deed and Interim Mortgages. The Company does not receive interest income on defaulted loans that are not covered under a recourse agreement. The Company requires that interest be advanced by note sellers on all recoursed loans (loans that have active recourse agreements). The Company monitors each loan in its portfolio on a monthly basis to track pay histories and performance. On a quarterly basis it determines whether to accrue income on a given loan that is delinquent based on the borrower's performance in past periods and based on discussions with the collection staff of it loan servicer, relying on their contact with a delinquent homeowner to determine the likelihood that a borrower will continue to make his mortgage payments. The Company does not accrue income on all loans but makes a loan by loan determination whether to recognize interest income for the quarter. There is no assurance that the interest income recognized in the Company's interest income accrual at the end of each quarter will be paid by a borrower thus requiring an adjustment in the following quarter thereby effectively reducing gross income. The effect is that actual interest income collected from delinquent borrowers may be lower than projected for that period.

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

INCOME TAXES

The Company intends to continue to qualify as a REIT under the Internal
Revenue Code of 1986 as amended (the "Code").   A REIT is generally not
subject to federal income tax on that portion of its REIT taxable income ("Taxable Income") which is distributed to its shareholders provided that at least 90% of Taxable Income is distributed. No provision for taxes will be made in the financial statements, as the Company believes it is in compliance with the Code. Dividends paid to shareholders are considered ordinary income for income tax purposes.

BASIC EARNINGS PER SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company's potential dilutive securities are not dilutive, the accompanying presentation is only of basic loss per share.

DISTRIBUTION POLICY AND DIVIDENDS PAID

The Company will make distributions each taxable year (not including return of capital for federal income tax purposes) equal to at least 90% of its real estate investment trusts' taxable income. Since September 1997 the Company has made monthly distributions to its shareholders and intends to continue doing so. The Trustees declare the dividend rate monthly for shareholders of record as of the 15th of each month the dividend is paid. The dividend rate paid per Share is determined by the Trustees in the quarter preceding the payment quarter. During 2001 the dividend rate was $0.1667 per share per month and during 2000 the rate was $0.1668 per share per month.

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


In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award. However, SFAS 123 also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees."

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

5. RELATED PARTY TRANSACTIONS

a. Fees paid to the Advisors who are related parties: On January 1, 2001, the Company entered into an Advisory Agreement with UMT Advisors, Inc. (the "Advisor") whereby the Advisor provides the Company with day-to-day management and administrative services subject to the supervision and review by the Trustees. In consideration for the services, the Company paid the Advisors a Trust Administration Fee of $249,298 for the year ended December 31, 2001. The fee was calculated as 1/12th of 1/2 of 1% of the first $50,000,000 of income producing assets and 1/12th of 1% of income producing assets in excess of $50,000,000.

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

In addition, on January 1, 2001, the employees of the Company became employees of the Advisor. The Advisor pays their salaries and wages and houses them in the office space initially under lease by the Company, and now under lease by the Advisor. The Advisor is in the business of managing various businesses including the Company's. The Advisor's employees have various areas of responsibilities outside of management of the Company.

b. Rent paid and received between related parties: As of January 1, 2001 the Company's obligation under the terms of its lease agreement with SCMI was assumed by its Advisor and no rent has been paid by the Company since 2000. Rent expenses paid by the Advisor and included as part of the Trust Management Fee the Company pays the Advisor were $61,000 and $56,000 for the years ended 2001 and 2000 with offsetting sublease income of $42,000 and $48,000, respectively. In 2000 the Company leased its office space from an affiliate under terms of a month-to-month lease at $5,409 per month and subleased a major portion of the space to SCMI, a related party, for $4,668 per month. The sublease rental rate was approximately five percent higher than the amount paid by the Company. Net rent expense amounted $8,487 for the year ended December 31, 2000.

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

In all cases to date SCMI has elected option "b" of the agreement.

6. COMMITMENTS AND CONTINGENCIES

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk are primarily temporary cash investments and mortgage notes receivable. The Company places its temporary cash investments with major financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. The majority of all first lien mortgage notes receivable are "Sub-Prime, B and C Grade" notes secured by single family homes, principally in the Dallas/Fort Worth, Houston and San Antonio Metropolitan areas.

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

QUALIFICATION AS A REIT

The Company's 2001 federal tax return characterized certain amounts that, if given effect, would mean that it did not meet one of the requirements for classification as a REIT. The Company also recorded an inter-company transaction with the Advisor for the 2002 taxable year that was reversed prior to the filing of the Company's 2002 federal income tax return and was therefore not reported on that tax return, which transaction, if given effect, could mean that it did not meet one of the requirements for classification as a REIT. The Company is in the process of filing an amended tax return to recharacterize the 2001 amounts and is seeking a closing agreement with the IRS to confirm our compliance with the requirements for REIT qualification for its 2001 and 2002 taxable years. The Company cannot predict how long it will take to obtain a favorable closing agreement and the failure to obtain such an agreement could mean that the IRS could choose to challenge the Company's REIT status. The opinion of the Company's tax counsel regarding our qualification as a REIT is subject to receipt of a closing agreement. If the Company did not qualify as a REIT for 2001 or 2002, it could be liable for federal income tax on income earned in those years in the amounts of approximately $1,570,000 and $2,492,000, respectively. Further, unless entitled to relief under certain Internal Revenue Code provisions, the Company could also be prohibited from re-electing REIT status for four taxable years after the year during which it first failed to qualify as a REIT. If the Company did not qualify as a REIT in any of our prior tax years, it could be liable for potentially substantial income tax liability in respect of each taxable year that it failed to qualify as a REIT, and the amount of earnings and cash available for distribution to its shareholders could be significantly reduced or eliminated.

7. RESTATEMENT

The Company has restated its financial statements for the years ended December 31, 2001 and 2000. The Company accounted for expense reimbursements from its Advisor as income instead of as a capital contribution as required by Staff Accounting Bulletin Topics 1:B and 5:T. The effect of the restatements was as follows:

                                  For the
                                Years Ended
Increase(decrease)           2001          2000
-----------------         ----------    ----------
Shareholders' equity      $(430,790)    $   --
Net income                $(430,790)    $(228,162)

                                        SIGNATURES


     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 3, 2003.


                                    UNITED MORTGAGE TRUST


                                    By: /S/CHRISTINE A. GRIFFIN
                                        Christine A. Griffin, President

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title              Date

Principal Executive Officer:


/S/ CHRISTINE A. GRIFFIN           Trustee, Chairman
Christine A. Griffin               of the Board        March 3, 2003
                                   and President

Principal Financial and
  Accounting Officer:

/S/CHRISTINE A. GRIFFIN            Trustee, Chairman
Christine A. Griffin               of the Board        March 3, 2003
                                   and President

/S/PAUL R. GUERNSEY                Trustee             March 3, 2003
Paul R. Guernsey

/S/DOUGLAS R. EVANS                Trustee             March 3, 2003
Douglas R. Evans

/S/RICHARD D. O'CONNOR, JR.        Trustee             March 3, 2003
Richard D. O'Connor, Jr.

/S/MICHELE A. CADWELL              Trustee             March 3, 2003
Michele A. Cadwell

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

     b. evaluated the effectiveness of UMT's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

     c. presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I, UMT's certifying officer, have disclosed, based on our most recent evaluation, to UMT's auditors and our audit committee of our Board of Trustees (or persons performing the equivalent functions):

     a. that there are no significant deficiencies in the design or operation of internal controls which could adversely affect UMT's ability to record, process, summarize and report financial data and have identified for UMT's auditors any material weakness in internal controls; and

     b. that there is no fraud, whether or not material, that involves management or other employees who have a significant role in UMT's internal controls; and

6. I, UMT's certifying officer, have indicated in this report that there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

March 3, 2003

/s/ Christine A Griffin
-----------------------
Christine A Griffin
Chief Executive Officer
Chief Financial Officer
                                      -25-