Form 10KSB
period 2002-12-31
UNITED MORTGAGE TRUST
filed 2003-03-31
CIK 101390

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required) for the Fiscal Year Ended December 31, 2002.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to
_______________.

                       Commission File Number 000-32409


                           UNITED MORTGAGE TRUST
               (Name of small business issuer in its charter)

          MARYLAND                                    75-6496585
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification Number)

            5740 Prospect Avenue, Suite 1000, Dallas TX 75206
             (Address of principal executive offices) (Zip Code)

             Issuer's telephone number:  (214) 237-9305

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

                   Yes [X]                  No [ ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     The Registrant's revenues for the year ended December 31, 2002 were $8,277,742.

     As of March 1, 2003, 4,856,489 of the Registrant's Common Stock were outstanding. However, there is currently no trading market for the shares.

                   DOCUMENTS INCORPORATED BY REFERENCE
                                   None

Transitional Small Business Disclosure Format Yes [ ]    No [X]

                               TABLE OF CONTENTS

                                                                  Page
                                  PART I


Item 1. Description of Business......................................1

Item 2. Description of Property......................................4

Item 3. Legal Proceedings............................................4

Item 4. Submission of Matters to a Vote of Security Holders..........5

                                 PART II

Item 5. Market for Common Equity and Related Stockholder Matters.....5

Item 6. Management's Discussion and Analysis of Financial
        Condition Of The Company....................................7

Item 7. Financial Statements........................................24

Item 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.........................38


                                PART III

Item 9. Directors, Executive Officers, Promoters and
        Control Persons; Compliance With Section 16(a) of
        the Exchange Act..                                          38

Item 10. Executive Compensation.....................................44

Item 11. Security Ownership of Certain Beneficial Owners
         and Management.............................................45

Item 12. Certain Relationships and Related Transactions.............46

Item 13. Controls and procedures....................................48

Item 14. Exhibits and Reports on Form 8-K...........................48

                                  PART I

ITEM 1. DESCRIPTION OF BUSINESS.

                                 GENERAL


    We are a Maryland real estate investment trust formed on July 12, 1996. We invest exclusively in the following types of investments: (1) first lien, fixed rate mortgages secured by single-family residential property throughout the United States (we refer to those investments as "Residential Mortgages");
(2) the seller's unencumbered interest in fixed rate contracts for deed (also known as land contracts) for the purchase of single-family residential property throughout the United States (we refer to those investments as "Contracts for Deed"); and (3) loans of 12 months or less in term, made to investors for the construction, purchase, renovation, and sale of single-family homes (we refer to those investments as "Interim Mortgages"). Interim Mortgages are loans of 12 months or less that we make to investors for the construction, purchase, renovation and sale of single-family homes. The use of a Mortgage or a Contract for Deed for home buyers is generally dependent upon the creditworthiness of the borrower, with less creditworthy borrowers qualifying more easily for a Contract for Deed. The properties underlying each of the types of liens we use to secure our loans are generally the same, although in the case of Interim Mortgages the properties are typically unimproved residential properties.

     Our typical holding periods for Mortgages, Contracts for Deed and Interim Mortgages (collectively referred to as ?Mortgages Investments?) are 360 months, 360 months and 12 months, respectively. The risks to us and the legal recourse that we have in the event of a default is essentially the same for all three types of security instruments that we rely upon except that eviction proceedings are somewhat simpler in the case of Contracts for Deed, where the title to the property is not held by the borrower. Because the default rate we have experienced has not varied significantly between the different types of instruments, we do not select Mortgage Investments based primarily on our legal rights upon default. We urge you to read the section of this Form 10-KSB entitled "Certain Legal Aspects of Mortgage Loans" for a more detailed discussion of the legal characteristics of Mortgages and Contracts for Deed including our rights to foreclose upon a property that secures a loan that is in default.

     We seek to produce net interest income on our portfolio of Mortgage Investments while maintaining strict cost controls in order to generate net income for monthly distribution to our shareholders. We intend to continue to operate in a manner that will permit us to continue to qualify as a Real Estate Investment Trust (?REIT?) for federal income tax purposes. As a result of that REIT status, we are permitted to deduct dividend distributions to shareholders, thereby effectively eliminating the "double taxation" that generally results when a corporation earns income and distributes that income to shareholders in the form of dividends. Our principal executive offices are located at 5740 Prospect Avenue, Suite 1000, Dallas, TX 75206, telephone (214) 237-9305 or
(800) 955-7917, facsimile (214) 237-9304.

     The overall management of our business is invested in our Board of Trustees. Our Advisor, UMT Advisors, Inc., has been retained to manage our day-to-day operations and to use its best efforts to seek out and present to us, whether through its own efforts or those of third parties retained by it, a sufficient number of suitable investment opportunities which are consistent with our investment policies and objectives and consistent with the investment programs the Trustees may adopt from time to time in conformity with the Declaration of Trust. The Company?s President, Cricket Griffin, is an employee of the Advisor, for which she serves as President. Previously, she was also an employee of the Company.

     We acquire Mortgage Investments from several sources. The amount of Mortgage Investments to be acquired from them cannot be determined at this time and will depend upon the Mortgage Investments that are available from them or other sources at the time we have funds to invest. All Mortgage Investments purchased from affiliates of the Advisor are at prices no higher than those that would be paid to unaffiliated third parties for mortgages with comparable terms, rates, credit risks and seasoning.

     We use the services of Prospect Service Corp (?PSC?) to service the Residential Mortgages and Contracts for Deed we acquire. The servicing of the Mortgages Investments includes the collection of monthly payments from the borrower, the distribution of all principal and interest to us, the payment of all real estate taxes and insurance to be paid out of escrow, regular distribution of information regarding the application of all funds received and enforcement of collection for all delinquent accounts, including foreclosure of those accounts when and as necessary.

     We commenced a public offering of 2,500,000 shares at a price of $20 per share that began in March 1997. We terminated that offering in June, 2001. In that offering we sold approximately 2,499,000 shares for total offering proceeds of approximately $49,980,000. Our second public offering commenced June 4, 2001. In our second offering we have sold approximately 2,451,000 shares out of the total of 5,750,000 shares we are offering for total gross offering proceeds of approximately $49,016,000.


                   INVESTMENT OBJECTIVES AND POLICIES

PRINCIPAL INVESTMENT OBJECTIVES

     Our principal investment objectives are to invest in Mortgage Investments secured by single-family residential real estate. Those investments are expected to:

(1) produce net interest income;

(2) provide monthly Distributions from, among other things, interest on Mortgage Investments; and

(3) permit reinvestment of payments of principal and proceeds of prepayments, sales and insurance net of expenses.


INVESTMENT POLICY

     Our primary investment policy is to purchase the following types of Mortgage Investments: (1) first lien, fixed rate mortgages secured by single-family residential property throughout the United States (which we refer to herein as "Residential Mortgages"); (2) the Seller's unencumbered interest in fixed rate Contracts for Deed (also known as land contracts) for the sale of single-family residential property throughout the United States (which we refer to herein as "Contracts for Deed"); and (3) loans of 12 months or less in term, made to investors for the construction, purchase, renovation, and sale of conventional single-family, modular and manufactured homes (which we refer to herein as "Interim Mortgages").

     A significant portion of the home buying public is unable to qualify for government insured or guaranteed or conventional mortgage financing. Strict income ratios, credit record criteria, loan-to-value ratios, employment history and liquidity requirements serve to eliminate conventional financing alternatives for many working class homebuyers. A large market of what are referred to as "B?, "C?, "D?, and "DD" grade mortgage notes has been generated through utilization of non-conforming underwriting criteria for those borrowers who do not satisfy the underwriting requirements for government insured or guaranteed or conventional mortgage financing. Although there is no industry standard for the grading of those non-conforming loans, the grade is primarily based on the credit worthiness of the borrower.

     We acquire what we consider to be "B?, "C" and "D" grade mortgage loans. Typically non-conforming notes bear interest at above market rates consistent with the perceived increased risk of default. In practice, non-conforming notes experience their highest percentage of default in the initial 12 months of the loan. We intend to reduce the rate and expense of early payment defaults through the adherence to investment policies that require the seller of a note to us with a payment history of less than 12 months to replace or repurchase any non-performing note and to reimburse us for any interest, escrows, foreclosure, eviction, and property maintenance costs.

     Most of our Mortgage Investments to date are geographically concentrated in the Dallas/Fort Worth Metropolitan area due to proximity of our loan servicers and readily available seasoned loans in that area. We anticipate that this concentration will continue, although it is our intention to expand our geographic presence through the purchase of Interim Mortgages and other Mortgage investments in other geographic areas of the United States.

     Currently, the major portion of our portfolio is comprised of Interim Mortgages. We have been shifting to a portfolio that is more heavily weighted to Interim Mortgages because 1) to date we have not experienced income loss due to default with Interim Mortgages since those loans are subject to limited or full recourse, and 2) blended yields for Interim Mortgages offered to us have been higher than those of the other Mortgage Investments (Interim Mortgage blended yield was 13.64% at December 31, 2002 and Residential Mortgage and Contracts for Deed blended yield was 11.82%). We expect this trend to continue for the foreseeable future at least until market conditions indicate a more favorable portfolio mix.


                              COMPETITION

     We believe that our principal competition in the business of acquiring and holding Mortgage Investments is financial institutions such as banks, savings and loans, life insurance companies, institutional investors such as mutual funds and pension funds, and certain other mortgage REITs. While most of these entities have significantly greater resources than we do, we believe that we are able to compete effectively and generate relatively attractive rates of return for shareholders due to our relatively low level of operating costs, our relationships with our sources of Mortgage Investments and the tax advantages of our REIT status.

                              EMPLOYEES

     We have no employees.


ITEM 2. DESCRIPTION OF PROPERTY.

                             OFFICE LEASE

     As of January 1, 2001 our Advisor assumed the obligation for the lease under the terms of the Advisory Agreement.


ITEM 3. LEGAL PROCEEDINGS.

     Except as described below, we are unaware of any threatened or pending legal action or litigation that individually or in the aggregate could have a material effect on us.

       We face a contingent liability for rescission in the approximate amount of $22 million plus interest and less dividends paid to those persons who purchased our shares between May 1, 2002 and October 31, 2002. We were required to file a Post-Effective Amendment to our original registration statement by April 30, 2002 to include updated financial information and did not do so until November 4, 2002. Because the Company did not file a post-effective amendment with the required financial statement information by April 30, 2002, persons who have purchased shares in the Company between that date and October 31, 2002, the date that we ceased sales of our shares, have the right to rescind their purchases and to compel the Company to repurchase their shares at the purchase price paid for them plus interest at rates provided for by applicable state law and less dividends paid. Since April 30, 2002 and through October 31, 2002, we sold approximately 1,078,000 shares for gross offering proceeds of approximately $22 million.

     We intend to make a registered rescission offer to all persons who purchased our shares between May 1, 2002 and October 31, 2002 to offer them the right to sell the shares back to us for an amount equal to the purchase price plus interest (the amount of which will be subject to the laws of the state in which the purchaser resides) and less dividends paid and we believe that we will be able to make such an offer within approximately 60 days after the date of this Form 10-KSB. The 1,078,000 shares which we could be required to repurchase in the amount of approximately $22 million has been classified outside of the equity section of the balance sheet.

     The rescission offer is intended to address federal and state compliance issues by allowing holders of shares covered by the rescission offer to sell those shares back to us and to reduce our contingent liability with respect to those shares. However, the Securities Act does not expressly provide that a rescission offer will terminate a purchaser's right to rescind a sale of stock which was not sold in compliance with the requirements of the Securities Act of 1933. Accordingly, should any persons to whom we are making the offer reject the rescission offer, we may continue to be contingently liable under the Securities Act or applicable state laws for the purchase price of shares that were not issued in compliance with the Securities Act or applicable state securities laws. In addition, the rescission offer will not necessarily relieve us of our contingent liability for fines or penalties under state securities laws. We cannot estimate the amount of shares that may be redeemed in a rescission offer. In order to satisfy demands for rescission it could be necessary for us to liquidate a portion of our investments which could have an adverse effect on future income and may require us to suspend share repurchases under our Share Repurchase Plan.

     We are seeking a closing agreement with the IRS regarding our compliance with certain requirements for qualification as a REIT with respect to our 2001 and 2002 taxable year and our tax counsel?s opinion is subject to our receipt of such an agreement. Our 2001 federal tax return characterized certain amounts that, if given effect, would mean that we did not meet one of the requirements for classification as a REIT. We also recorded an inter-company transaction with the Advisor for the 2002 taxable year that was reversed prior to the filing of the Company?s 2002 federal income tax return and was therefore not reported on that tax return. That 2002 transaction, if given effect, could mean that we did not meet one of the requirements for classification as a REIT. We are in the process of filing an amended tax return to recharacterize the 2001 amounts and are seeking a closing agreement with the IRS to confirm our compliance with the requirements for REIT qualification for our 2001 and 2002 taxable years. We cannot predict how long it will take for us to obtain a favorable closing agreement and the failure to obtain such an agreement could mean that the IRS could choose to challenge our REIT status. The opinion of our tax counsel regarding our qualification as a REIT is subject to our receipt of such a closing agreement. If we did not qualify as a REIT for 2001 or 2002, we could be liable for federal income tax on income earned in those years in the amounts of approximately $1,570,000 and $2,492,000, respectively. Further, unless entitled to relief under certain Internal Revenue Code provisions, we could also be prohibited from re-electing REIT status for four taxable years after the year during which we first failed to qualify as a REIT. If we did not qualify as a REIT in any of our prior tax years, we could be liable for potentially substantial income tax liability in respect of each taxable year that we fail to qualify as a REIT, and the amount of earnings and cash available for distribution to our shareholders could be significantly reduced or eliminated.


ITEM 4. SUBMISSION OF MATTERS TO THE VOTE OF SECURITY HOLDERS.

     No items were submitted to a vote of our shareholders during the fourth quarter.


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

     As an alternative means of facilitating the sale of shares and providing limited liquidity for our shareholders, we have a Share Repurchase Plan.
Under our plan, provided we have sufficient funds available, shareholders as a group may request that we on a quarterly basis to redeem the greater of
(1) $250,000 or (2) an amount equal to our proceeds received from reinvestment of distributions for that quarter. In the event that more shares are presented for repurchase than we have available funds under those limitations, we will repurchase shares on a pro-rata basis. If a shareholder has held his shares for at least two years, we will repurchase them for $20 per Share. If held for less than two years, we will pay $18 per share.

                          ANNUAL VALUATION

     The Board of Trustees has valued our shares at $20 per share based on the current offering price of $20 per share and the Share Repurchase price paid for shares. If a shareholder has held his shares for at least two years, we will repurchase them for $20 per share if requested.

                            SHAREHOLDERS

     As of December 31, 2002 we had 4,856,489 shares outstanding compared to 3,293,114 shares outstanding at December 31, 2001. The shares were held by 1,909 and 1,414 beneficial owners and by 1,671 and 1,050 shareholders of record in 2002 and 2001, respectively. No single shareholder owned 5% or more of our outstanding shares.

                              DIVIDENDS

     We intend to distribute substantially all of our taxable income with respect to each year (which does not ordinarily equal net income as calculated in accordance with GAAP) to our shareholders so as to comply with the REIT provisions of the Code. To the extent we have funds available, we will declare regular monthly dividends (unless the Trustees determine that monthly dividends are not feasible, in which case dividends would be paid quarterly). Any taxable income remaining after the distribution of the final regular monthly dividend each year will be distributed together with the first regular monthly dividend payment of the following taxable year or in a special dividend distributed prior thereto. The dividend policy is subject to revision at the discretion of the Board of Trustees. All distributions will be made by us at the discretion of the Board of Trustees and will depend on our taxable earnings, our financial condition, maintenance of our REIT status and such other factors as the Board of Trustees deems relevant.

     Distributions to shareholders are generally subject to taxation as ordinary income, although a portion of those distributions may be designated by us as capital gain or may constitute a tax-free return of capital. We do not intend to declare dividends that would result in a return of capital. Any distribution to shareholders of income or capital assets from us will be accompanied by a written statement disclosing the source of the funds distributed. If, at the time of distribution, this information is not available, a written explanation of the relevant circumstances will accompany the Distribution and the written statement disclosing the source of the funds distributed will be sent to the shareholders not later than 60 days after the close of the fiscal year in which the distribution was made. In addition, we will annually furnish to each of our shareholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, capital gains, or return of capital.

     We began making distributions to our shareholders on September 29, 1997. Monthly distributions have continued each month thereafter. At year-end we had paid 65 consecutive monthly dividends. Distributions for the year ended December 31, 2002 and 2001 we made at a rate of 10%. The dividend portion of the distribution in 2002 was $1.81 per weighted shares and $0.19 per weighted shares was returned as capital on restated earnings during 2002 and 2001.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE
COMPANY

     The following section contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act and should be read in conjunction with our Financial Statements and related notes appearing in this Form 10-KSB. Such forward-looking statements may be identified by the words ?anticipate,? ?believe,? ?estimate,? ?expect? or ?intend? and similar expressions. Forward looking statements are likely to address such matters as our business strategy, future operating results, future sources of funding for mortgage loans brokered by us, future economic conditions and pending litigation involving us each of which are discussed herein under the caption ?Factors that may Affect Future Results.?

     The following table sets forth certain information about the Mortgage Investments that we purchased during the periods set forth below.

                                                  Years Ended
                                                  December 31,
                                        2002                      2001
                                        ------------------------------
RESIDENTIAL MORTGAGES
Purchase price                          $ 3,544,000        $ 5,100,000
Total number                                     70                111
Number purchased from affiliates                  0                 13
Number purchased from other sources              70                 98
Blended interest rate                        12.86%             12.63%
Aggregate principal balance             $ 3,548,000        $ 5,120,000
Average principal balance                   $51,000            $46,000
Remaining term in months (1)                    325                328
Current yield (1)                            12.87%             12.71%
Purchase price as a percentage of UPB        99.89%             99.36%
Investment-to-value ratio (1)(2)             81.21%             75.55%

CONTRACTS FOR DEED
Purchase price                          $   360,000        $ 4,010,000
Total number                                      8                 82
Number purchased from affiliates                  0                  2
Number purchased from other sources               8                 80
Blended interest rate                        12.21%             11.85%
Aggregate principal balance             $   360,000        $ 4,015,000
Average principal balance                   $45,000            $50,000







CONTRACTS FOR DEED (continued)               2002                2001
                                           --------            -------
Remaining term in months (1)                    334                337
Current yield (1)                            12.21%             11.88%
Purchase price as a percentage of UPB       100.00%             99.75%
Investment-to-value ratio (1)(2)             84.13%             83.23%

INTERIM MORTGAGES
Portfolio beginning balance at Jan 1    $17,530,000        $ 6,500,000
Portfolio ended balance at Dec 31       $49,136,000        $17,500,000
Net increase in portfolio
  from prior period                     $31,606,000        $11,077,000
Total number participated in
  during period                               1,653                724
Number purchased from affiliates                993                700
Number purchased from other sources             660                 24
Blended interest rate                        13.58%             12.96%
Remaining term in months: less than        12 months         12 months
Current yield at year-end (1)                13.77%             13.14%
Investment-to-value ratio (1)(2)             62.00%             56.00%

(1) These amounts were determined at the time the Mortgage Investments were purchased.

(2) The investment-to-value ratio is determined at the time a Mortgage Investment is acquired and is determined by dividing the amount paid to acquire that Mortgage Investment by the value of the underlying real estate that is security for that Mortgage Investment.


                   MANAGEMENT?S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION OF THE COMPANY

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

     We were formed on July 12, 1996. Our business operations commenced in March 1997 when the SEC issued an order of registration for our initial public offering of shares. A new registration was effective with the SEC order dated June 4, 2001. It offered for sale an additional 5,750,000 shares of beneficial interest. Of that amount, 750,000 shares were registered specifically for our Dividend Reinvestment Plan. It also included a provision for limited liquidity with the introduction of a quarterly Share Repurchase Plan. We were required to file a post-effective amendment to the registration statement by April 30, 2002 to include updated financial information and did not do so until November 4, 2002. As a result, we face a contingent liability for rescission in the approximate amount of $22 million plus interest (the amount of which will be subject to the laws of the state in which the purchaser resides) and less the dividends paid to those persons who purchased our shares between May 1, 2002 and October 31, 2002 when we stopped selling shares. During that period we sold approximately 1,078,000 shares for gross offering proceeds of approximately $22 million.

      We intend to make a registered rescission offer to all persons who purchased our shares between May 1, 2002 and October 31, 2002 to offer them the right to sell the shares back to us for an amount equal to the purchase price plus interest (the amount of which will be subject to the laws of the state in which the purchaser resides) and less dividends paid and we believe that we will be able to make such an offer within approximately 60 days after the date of this prospectus. The approximately 1,078,000 shares which we could be required to repurchase in the amount of approximately $22 million will be classified outside of the equity section of the balance sheet.

     The rescission offer is intended to address federal and state compliance issues by allowing holders of shares covered by the rescission offer to sell those shares back to us and to reduce our contingent liability with respect to those shares. However, the Securities Act does not expressly provide that a rescission offer will terminate a purchaser's right to rescind a sale of stock which was not sold in compliance with the requirements of the Securities Act of 1933. Accordingly, should any persons to whom we are making the offer reject the rescission offer, we may continue to be contingently liable under the Securities Act or applicable state laws for the purchase price of shares that were not issued in compliance with the Securities Act or applicable state securities laws. In addition, the rescission offer will not necessarily relieve us of our contingent liability for fines or penalties under state securities laws. We cannot estimate the amount of shares that may be redeemed in a rescission offer. In order to satisfy demands for rescission it could be necessary for us to liquidate a portion of our investments which could have an adverse effect on future income and may require us to suspend share repurchases under our Share Repurchase Plan.

     As of December 31, 2002 our mortgage portfolio consisted of 608 Residential Mortgages, 219 Contracts for Deed and 846 Interim Mortgages. The portfolio had a UPB of approximately $88,112,000 at December 31, 2002. The average loan in the portfolio had a blended interest rate of 12.92%, a current annual yield of 13.04%, an investment-to-value ratio of 69.66%, an average UPB of $53,000, and a term remaining of 321 months for Residential Mortgages and Contracts for Deed. Interim Mortgages have terms of 12 months or less, depending on the collateral securing the Interim Mortgage and the borrower. The more extensive the rehabilitation work on the property or the construction requirements, the longer the term of the loan. One of our Interim Mortgage sources, Capital Reserve Corporation, which represented 39% of our Interim Mortgages at year end, reported that historically its average loan had a term of 6 months but paid off in 3.9 months. Another interim source, Ready Mortgage Corp., which represented 12% of our interim portfolio, advised that historically its average loan had a term of 12 months and the average loan paid off in 7.2 months.

     By comparison, as of December 31, 2001, our mortgage portfolio consisted of 593 Residential Mortgages, 261 Contracts for Deed and 391 Interim Mortgages. The portfolio had a UPB of approximately $57,213,000 at December 31, 2001. The average Mortgage Investment in the portfolio had an interest rate of approximately 12.14%, a current annual yield of approximately 12.30%, and a Loan-to-Value Ratio of 72.67% (the UPB of the Mortgage Investment divided by the value of the real estate that is the security for that Mortgage Investment).

                  MORTGAGE PORTFOLIO TABLE
(dollars are approximate and rounded to the nearest thousandth)

                            at 12-31-2002    at 12-31-01
                            -----------      -----------
Residential Mortgages               608             593
Contracts for Deed                  219             261
Interim Mortgages                   827             391
Unpaid Principal Balance    $88,112,000     $57,213,000
Blended Interest Rate            12.92%          12.14%
Annual Yield                     13.04%          12.30%
Investment-to-Value Ratio        69.66%          72.67%
Average Loan UPB                $53,000         $46,000

     The great majority of the properties that are security for our Mortgage Investments are located in Texas. Of the 1,673 active loans at December 31, 2002 approximately 987 were in the Dallas/Fort Worth Metroplex (or 59%). In April 2002 we began to test markets in states with similar foreclosure laws as Texas by purchasing a limited number of loans in those areas, including Washington, Georgia and North Carolina. Each of the properties was adequately covered by a mortgagee?s title insurance policy and hazard insurance. Some of our Mortgage Investments are covered by full or limited recourse agreements with note sellers. In making the decision to invest in other states, we consider the availability of non-judicial foreclosure, as is available in Texas, to be the primary legal consideration. While Texas does not provide a statutory right of redemption and permits deficiency judgments, we do not rely upon those provisions in the enforcement of our liens and therefore we believe that the risks in Mortgage Investments in most other states will not be significantly different than those we face in Texas.

     We neither buy nor sell servicing rights to the loans we purchase, nor do we retain servicing rights. Residential Mortgages and Contracts for Deed are serviced by PSC, an affiliate. Interim Mortgages are serviced by affiliated and nonaffiliated companies, including CRC and RAFC. We pay monthly loan servicing fees to PSC of 1/12th of 1/2 of 1% of the UPB of each loan.

     During the years ended December 31, 2002 and 2001 our interest income was approximately $8,278,000 and $5,680,000, respectively, a 46% increase. The increase in income was a result of purchasing a significant number of Mortgage Investments with capital raised from the sale of our shares. The amounts have been restated in amended filings and differ from what was reported in our 10-QSB and 10-KSB for the respective periods, previously filed but now amended. In the 2002 period we reversed a journal entry that was reported as an Advisor contribution of $500,000. In the 2001 period we reversed a journal entry that we originally recorded as a reimbursement of interest expense and a receivable from Affiliate. We are in the process of filing an amended tax return for 2001 to report that reversal and are seeking a closing agreement with the IRS with respect to our continued qualification with the requirements for REIT classification in 2001 and 2002. The 2001 statement recorded interest expense reimbursement from the Advisor of approximately $431,000 which was a non-cash transaction that has subsequently been reversed thereby decreasing income and increasing interest expense. We do not believe that the adjustments made for 2000 had an impact upon our continued qualification as a REIT.

    During the years ended December 31, 2002 to 2001, restated total expenses were approximately $902,000 and $895,000, respectively, a 1% increase. We had an 82% decrease in interest expense because we used our credit facility to a lesser degree during 2002 as a result of raising capital at a pace commensurate with our ability to source and purchase Mortgage Investments. During the fourth quarter of 2002 we began to use our credit facility primarily because we halted the sale of our shares while we were updating our registration statement and because we are developing a broader network of Interim Mortgage loan sources which we expect to contribute to a significant increase in the size of our portfolio. We believe this trend will carry over into the first two quarters of 2003 and we will have higher interest expense during those periods. Trust Administration Fees were up 78% between 2002 and 2001. The Trust Administration Fee was paid to our Advisor. The fee was calculated as 1/12th of 1/2 of 1% of the first $50,000,000 of income producing assets and 1/12th of 1% of income producing assets in excess of $50,000,000. As the portfolio grew so did the Trust Administration Fee. The Trust Administration Fee will continue to grow as long as we continue to raise capital and buy Mortgage Investments. Payroll expenses, although paid by the Advisor and construed to be part of the Trust Administration Fees, were $265,000 and $189,000 for 2002 and 2001. The increase is due to the addition of one full time employee and two part time employees, and salary increases for staff. Rent expenses, also paid by the Advisor and included as part of the Trust Administration Fee, were $61,000 for 2002 and 2001 with offsetting sublease income of $44,000 and $42,000, respectively. Loan servicing fees, paid to an affiliate, PSC, grew 6% between years. Although the number of loans and the unpaid principal balances of Residential Mortgages and Contracts for Deed decreased between periods, the timing of the additions of loans during 2001 resulted in slightly less servicing fees paid in 2001. General and administrative expenses grew significantly in 2002. General and administrative fees include third party expenses such as transfer agent fees, which increased as the number of shareholders increased, printing expenses, which increased as we added more shareholders and audit and accounting fees which grew as the size of our company grew. We expect an increase in operating expenses in the coming periods but we believe that the percentage of operating expenses to income will remain relatively the same.

     Operating expense as a percentage of income was 9.95% and 8.17% for the years ended December 31, 2002 and 2001, respectively. Operating expense as a percentage of average invested assets was 1.13% and 0.96% during the years, respectively.

     Net income was approximately $7,376,000 and $4,785,000 for the year ended December 31, 2002 and 2001, respectively, a 54% increase. The increase was due to the purchase of additional income producing assets. Earnings per share were $1.81 for both years.

      Fluctuations in earnings are a function of the relationships between use of our credit facility, the amount of uninvested assets (amounts earned but not received during the periods and cash balances), changes in the average coupon of our portfolio as we add Mortgage Investments, default rates experienced between comparable periods, and the rate at which we raise money.

     Our average daily outstanding balance of our line of credit during 2002 was approximately $1,438,000 and significantly lower when compared to $4,467,000 during 2001. Use of leverage can have a positive impact on earnings because our cost of funds on leveraged dollars (5.44% weighted average interest in 2002) is lower than the rate at which we are earning on the

Mortgage Investments we purchase with those dollars (a yield of 13.04% at year end 2002). Also, when comparing leverage dollars to net proceeds, we are at an advantage when we buy loans with borrowed funds. Each dollar borrowed on our line of credit nets us approximately $0.95 to invest compared to $0.87 on each dollar raised through the offering. Because we were receiving offering proceeds at a rate commensurate with our ability to buy loans we had less of a need to use our credit facility during 2002. We believe that in today?s low interest rate environment a greater reliance upon borrowed funds would have a positive impact upon our earnings.

     In addition, during the 2002 periods we had higher cash balances in the bank. The average daily cash balance was approximately $405,000 during 2002 compared to approximately $189,000 during 2001. When we received gross proceeds from the sale of shares we either bought suitable investments immediately or we paid down our credit facility. If our line of credit had no outstanding balance or if not enough suitable investments were available, the cash was deposited in a money market or money fund account and earned between 1% and 2%, while at the same time we paid a 10% dividend on those funds. Higher cash balances in the bank had a negative impact on earnings.

     Average interest receivable outstanding in 2002 compared to 2001 increased 56%. Interest receivable is interest earned on our investments but not immediately paid to us by borrowers or by loan servicing agents. The timing between making investments and receiving interest income had a negative impact on earnings because the funds were not available to invest in income producing assets. Finally, loans that were in default and thus not producing interest income had a negative impact on earnings.

     SCMI has agreed that if the obligor on any Residential Mortgage or Contract for Deed sold to us by SCMI or its affiliates that has had less than 12 payments made on it defaults in making any payment or other obligation thereon during the period ending before the 12th payment after we bought that Residential Mortgage or Contract for Deed, then SCMI shall buy that Mortgage Investment from us or our assignee at a price equal to the total unpaid principal balance due thereon, plus accrued interest to the date of the purchase, plus insurance premiums, taxes and any other amounts that we spent in the maintenance, protection or defense of our interest therein or in the real property, including reasonable attorneys' fees. SCMI may satisfy its obligations under the foregoing purchase or repurchase requirement by either:

(a) Assigning and transferring to us a replacement Residential Mortgage or Contract for Deed (the "Replacement Mortgage Investment"), provided: (i) the real property securing the Replacement Mortgage Investment, the creditworthiness of the obligor on the Replacement Residential Mortgage Investment and other general underwriting criteria are reasonably acceptable to us; and (ii) the value of the Replacement Residential Mortgage Investment at the date of transfer to us shall be computed by us in accordance with our then applicable pricing schedule for acquisition of such Residential Mortgages or Contracts for Deed, giving due regard to principal balance, interest rate, term, amortization and other general factors used by us for acquisition of Residential Mortgages at that time; or

(b) Payment by SCMI to us, on a month to month basis, of all lost interest, tax and insurance escrow payments, as well as any costs incurred by us related to curing the default or obtaining title to and possession of the property securing the defaulted obligation, including but not limited to foreclosure, deed in lieu of foreclosure, bankruptcy claims or motions, evictions, maintaining and/or securing the property and marketing costs less any additional down payments or settlements received by us.

     We began 2002 and 2001 with 54 and 33 defaulted loans, and had an additional 67 and 55 loans default during these years. We sold 43 defaulted properties in 2002 compared to 34 in 2001. Leaving 78 defaulted loans at the end of 2002 compared to 54 at the end of 2001. All of the defaults in our portfolio are Residential Mortgages and Contracts for Deed. As a percentage of our portfolio the default rate at year end 2002 was 4.07% compared to 4.34% at year end 2001. At year end 2002 approximately 108 of our 827 Residential Mortgages and Contracts for Deed were covered under a recourse agreement. During 2002 all of the REO properties sold were financed by third parties. We did not carry back notes with new borrowers on any of our REO properties. During 2001 we carried back notes on 28 of the 34 properties sold. In 2001 we raised the standards of our underwriting criteria after a review of the number of early pay defaults we experienced in prior periods. That meant that the pool of available homebuyers was reduced and in turn slowed the process of disposition. Our analysis shows that buyers increasingly utilizing third party financing (i.e. FHA or VA Loans) which has increased the time required to process and close third party financed sale of our REO properties.

     We purchase Mortgage Investments that generate interest income to us. From the interest income, we pay Trust Administration Fees and other expenses and distribute a minimum of 90% of the net income to our shareholders as dividends. The loans we purchase have various fixed rates of interest. We endeavor to blend interest rates from lower-yield, long-term mortgage loans, which we refer to as Residential Mortgages and Contracts for Deed (at December 31, 2002 a 11.82% blended rate), with higher yield Interim Mortgages (at December 31, 2002 a blended 13.77% rate) in order to produce our targeted net yield for our shareholders. Until 2001 our portfolio balance was weighted heavily toward lower-yield, long-term loans (84%). To mitigate the lower-yield and higher percentage of loss of interest income from defaulted long-term loans in a portfolio that was becoming weighted toward non-recoursed status as it aged (recourse is in effect for the first 12 payments of recoursed long-term loans), we began expanding the percentage of our portfolio placed in higher yield loans. As of December 31, 2002 we had not yet reached an optimum balance. We intend to continue investing in Interim Mortgages almost exclusively.

     Funds invested in Residential Mortgages and Contracts for Deed in the 2002 remained approximately the same as in 2001 (the balance was approximately $38,976,000 at 2002 year end compared to approximately $39,683,000 at 2001 year end, a 2% decrease). The significant growth between 2001 and 2002 has been in the Interim Mortgage portion of our portfolio, growing from approximately $17,530,000 to approximately $49,136,000, a 180% increase.

    Below is a chart comparing our three loan categories, which shows the growth trends during the past three years. Our Trustees and Advisor have determined that we will continue to shift to a portfolio weighted to Interim Mortgages for a number of reasons, the most compelling of which are: 1) to date Interim Mortgages have had less risk and as a result we have not experienced income loss due to default, because all of the loans are subject to limited or full recourse, and 2) blended yields for Interim Mortgages have been higher than those of the other Mortgage Investments which will lead to potentially higher earnings. Between 2000 and 2001 the Residential Mortgages grew 10%, Contracts for Deed grew 42% and Interim Mortgages grew 172%. During 2002 our Residential Mortgages category was about the same as in 2001, Contracts for Deed declined by 7% and Interim Mortgages continued a rapid expansion at 180%.

                        2002            2001
                     -----------    -----------
RESIDENTIAL MORTGAGES   $28,655,000    $27,463,000
Percentage increase
  over prior period          4%            10%

CONTRACTS FOR DEED       $11,321,000    $12,220,000
Percentage increase
  over prior period         (7%)            42%

INTERIM MORTGAGES       $49,136,000    $17,530,000
Percentage increase
  over prior period        180%           172%

     It may be useful to also see how each category compares as a percentage of the portfolio.

                        2002    2001
                        ----    ----
RESIDENTIAL MORTGAGES      32%     48%
CONTRACTS FOR DEED         13%     21%
INTERIM MORTGAGES          55%     31%

     We believe our Advisor has put in place an expanded network of Interim Mortgage sources that will enable us in coming periods to invest funds quicker leaving lower cash balances, be positively influenced by more use of our credit facility, while minimizing our default rates by investing mainly in Interim Mortgages so that we can increases earnings.

     Distributions per share of beneficial interest for the year?s ended December 31, 2002 and 2001 were $2.00 and $1.96 per share, respectively, on restated earnings of $1.81 and $1.81, respectively. Distributions declared by our Trustees during both comparable periods were at a 10% annualized rate of return for our shareholders. We are under no obligation to pay dividends at that same rate and from time to time the rate at which we pay dividends may be adjusted.

CRITICAL ACCOUNTING POLICIES

     We prepared our financial statements in accordance with accounting principles generally accepted in the United States (GAAP). GAAP represents a comprehensive set of accounting and disclosure rules and requirements, the application of which requires management judgments and estimates. In response to the SEC?s Release No. 33-8040, ?Cautionary Advice Regarding Disclosure About Critical Accounting Policies?, we have identified the most critical accounting policies upon which our financial statements are based on as follows:

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

     LOAN LOSS RESERVES

     Through 2002 we had not established loan loss reserves because we believed our exposure to losses at that date had been nominal. Loan losses are estimated to be the difference between the outstanding loan balance at the time of foreclosure less any value realized from the disposition of the underlying collateral. We annually adjust to current market value the foreclosed collateral and the difference between the estimated market value and the outstanding loan balance creates a loan loss reserve. During 2002 we realized an insignificant loss on the disposition of foreclosed properties compared to an insignificant gain from the sale of foreclosed property in 2001. Due to a higher number of foreclosures in the industry during 2002 and what we perceive to be a softening resale market, we will begin to reserve for loans losses during 2003.

     ACCOUNTING FOR AND DISPOSITION OF REAL ESTATE OWNED

     When the Company takes possession of real estate through foreclosure it attempts to resell the property to recover all costs associated with the default, including legal fees and repair expenses. Repair costs are capitalized. Upon sale of the property, a gain or loss is recorded. Net gains are taxable and, if material, are distributed to shareholders as capital gains. Losses are expensed. The Company has elected to treat property acquired through foreclosure as "foreclosure property" and has reported it as such in the Company?s informational federal tax filings. In the event that a foreclosed property is sold for less than the recoursed value associated therewith, the Company realizes the loss and classifies any recourse value received in excess of our original basis as a capital contribution. In addition, recourse amounts are paid in installments by a note seller and the recognition of the capital contribution will be at a date later than when the corresponding mortgage loss is realized.

ANNUAL VALUATION

     The Board of Trustees has valued our shares at $20 per share based on the current offering price of $20 per share and the share repurchase plan price paid for shares. If a shareholder has held his shares for at least two years, we will repurchase them for $20 per share.

                CAPITAL RESOURCES AND LIQUIDITY FOR
           FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

     We utilize funds made available from the sale of our shares, funds made available on our bank line of credit and repayment of principal on our Residential Mortgages and Contracts for Deed to purchase Mortgage Investments. We do not have commitments to purchase any Mortgage Investments but rather purchase them as funds are available.

              (Dollars are approximate and rounded to the nearest thousandth.)

                                         YEARS ENDED
                                          DECEMBER 31,
                                   2002                 2001
                                   -------------------------
Shares issued                        1,643,377     1,448,118
Number of new shareholders                 628           522
Shares repurchased (?SRP?)             (80,002)      (39,047)
Gross offering proceeds            $32,912,000   $28,866,000
Net offering proceeds (after
  deduction of selling
  commissions and fees)            $28,575,000   $24,825,000
Share repurchase payments          ($1,583,000)    ($750,000)
Principal receipts from
  Residential Mortgages and
  Contracts for Deed               $ 4,564,000    $2,906,000
Principal receipts from
  Interim Mortgages                $32,118,000   $13,151,000
Net borrowing - credit line        $ 5,435,000   ($6,190,000)

     On June 4, 2001 the SEC issued its order of effectiveness for the sale of an additional 5,750,000 shares of beneficial interest over and above the original registration of 2,500,000 shares. Of the new shares offered for sale, 750,000 were set aside for the Dividend Reinvestment Plan. We were required to file a Post-Effective Amendment to the registration statement by April 30, 2002 to include updated financial information and did not do so until November 4, 2002. We ceased selling shares as of October 31, 2002 and filed the required update with the Securities and Exchange Commission (?SEC?) on November 4, 2002. The voluntary halting of share sales may have an impact on the number of Mortgage Investments we purchase during the period of abeyance because Net Offering Proceeds and our bank credit line are historically our major sources of capital.

     The aggregate number of shares issued by us during our initial and subsequent offerings as of December 31, 2002, was 4,975,538, with 119,049 retired to treasury leaving 4,856,489 shares outstanding. Gross Offering Proceeds were approximately $99,259,000. The Gross Offering Proceeds were allocated as follows, shown as dollars and as a percentage of Gross Offering
Proceeds: Net Offering Proceeds to us of approximately $86,960,000 (87.61%); Commissions and Fees paid to participating NASD dealers of approximately $9,336,000 (9.40%); Wholesaling and Marketing Fees paid to the Advisor of $971,000 (0.98%) and Acquisition Fees to the Advisor of $1,594,000 (1.61%).

     As of December 31, 2001 our aggregate sales of shares was 3,332,161, with shares retired to treasury of 39,047 leaving 3,293,114. Gross Offering
Proceeds to date were $66,345,000 and Net Offering Proceeds to us (after the deduction of selling commissions and fees) were $58,385,000 (approximately 88.0% of Gross Offering Proceeds). Total fees and commissions in the aggregate included acquisition fees of $765,000 (equal to 3% of Net Proceeds paid to UMTA during 2001), commissions paid to selling group member firms of $6,864,000 and wholesaling and marketing of $330,000.

     With Trustee approval and effective July 11, 2001 we amended and extended our $10,000,000 credit facility with the same lender for twelve months with a floating rate of 1/2 percent above the bank?s prime rate. We then extended the loan on July 11, 2002 for another twelve months with the interest rate fixed at 5.25%. The line-of-credit was collateralized with the assignment of certain Residential Mortgages. We utilized the credit facility to acquire Mortgage Investments as they became available. The outstanding balance of the line-of-credit was reduced as new offering proceeds were received. The outstanding loan balance was $6,245,000 and $810,000 at December 31, 2002 and 2001, respectively. Under the terms of our Declaration of Trust we can borrow an amount up to 50% of our Net Assets (total assets less liabilities). The percentage outstanding at the end of the periods was approximately 7.5% and 1.4% of Net Assets, respectively. We intend to continue to utilize our line of credit and may increase the maximum borrowings if our funding needs rapidly increase. We anticipate a significant increase in the first two quarters of 2003 as we develop additional relationships in the interim loan market.

     As of December 31, 2002 we had in the aggregate purchased approximately $116,000,000 of Interim Mortgages from various sources. The following table sets forth the funding with Affiliates during 2002 and 2001.

              Aggregate Total            Funded with Affiliates
              Interims Funded        CRC         SCMI          RAFC
              ---------------    -----------   ----------   -----------
During 2002    $63,724,000       $25,635,000   $  660,000   $11,242,000
During 2001    $24,227,000       $23,218,000   $1,009,000       --

Current outstanding balances for Interim Mortgages at December 31, 2002 and 2001 with Affiliates were:

                      Total         Outstanding UPB with Affiliates
                UPB of Interims       CRC         SCMI        RAFC
-----------     ---------------   -----------   --------   ----------
   2002           $49,136,000    $19,209,000   $923,000   $9,424,000
   2001           $17,530,000    $14,919,000   $929,000      ---

     Residential Mortgages and Contacts for Deed have been purchased from various sources. At December 31, 2002, of the $46,337,000 of Residential Mortgage and Contracts for Deed that we have purchased, approximately $18,000,000 has been purchased from SCMI, an Affiliate.

DIVIDENDS DECLARED AND DISTRIBUTIONS MADE

     During the year ended December 31, 2002, we declared dividends and made distributions on a monthly basis as shown below. Although we have historically declared at least a 10% annual distribution rate, we are under no obligation to continue to do so. After restating our earnings, in 2002 and 2001 we made distributions that exceeded our earnings by approximately $793,000 ($0.19 per weighted share) and $379,000 ($0.14 per weighted share). Our Trustees intend to set the distribution rate for our first three monthly distributions of 2003 based on earnings of the 2002 December quarter. They believe that the rate is commensurate with or slightly below our monthly earnings. Distribution rates will be adjusted each subsequent quarter of 2003 to approximate the prior quarter?s earning level and the rate set will be paid during the three successive months of the next quarter. Accordingly, we expect that the annual rate of return to shareholders will be below 10% in 2003.

                                     For the Years Ended
                                         December 31,
                                    2002             2001
                                  -------           -------
Monthly distribution rate         $0.1667           $0.1629
Total distribution per share        $2.00             $1.96
Amount in excess
  of earnings per share             $0.19             $0.14


FACTORS THAT MAY AFFECT FUTURE RESULTS

We face a contingent liability for rescission in the approximate amount of $22 million plus interest and less dividends paid to those persons who purchased our shares between May 1, 2002 and October 31, 2002.

     We were required to file a Post-Effective Amendment to our original registration statement by April 30, 2002 to include updated financial information and did not do so until November 4, 2002. Because the Company did not file a post-effective amendment with the required financial statement information by April 30, 2002, persons who have purchased shares in the Company between that date and October 31, 2002, the date that we ceased sales of our shares, have the right to rescind their purchases and to compel the Company to repurchase their shares at the purchase price paid for them plus interest at rates provided for by applicable state law and less dividends paid. Since April 30, 2002 and through October 31, 2002, we sold approximately 1,078,000 shares for gross offering proceeds of approximately $22 million.

     We intend to make a registered rescission offer to all persons who purchased our shares between May 1, 2002 and October 31, 2002 to offer them the right to sell the shares back to us for an amount equal to the purchase price plus interest (the amount of which will be subject to the laws of the state in which the purchaser resides) and less dividends paid and we believe that we will be able to make such an offer within approximately 60 days after the date of this Form 10-KSB. The 1,078,000 shares which we could be required to repurchase in the amount of approximately $22 million has been classified as outside of permanent equity.

     The rescission offer is intended to address federal and state compliance issues by allowing holders of shares covered by the rescission offer to sell those shares back to us and to reduce our contingent liability with respect to those shares. However, the Securities Act does not expressly provide that a rescission offer will terminate a purchaser's right to rescind a sale of stock which was not sold in compliance with the requirements of the Securities Act of 1933. Accordingly, should any persons to whom we are making the offer reject the rescission offer, we may continue to be contingently liable under the Securities Act or applicable state laws for the purchase price of shares that were not issued in compliance with the Securities Act or applicable state securities laws. In addition, the rescission offer will not necessarily relieve us of our contingent liability for fines or penalties under state securities laws. We cannot estimate the amount of shares that may be redeemed in a rescission offer. In order to satisfy demands for rescission it could be necessary for us to liquidate a portion of our investments which could have an adverse effect on future income and may require us to suspend share repurchases under our Share Repurchase Plan.

We have recently restated our financial statements for the years ended 2000 and 2001 and for the nine months ended September 30, 2002.

     We have restated our financial statements for nine months ended September 30, 2002 and for the years ended December 31, 2001 and 2000 in order to reclassify certain amounts. We accounted for expense reimbursements from our Advisor as income instead of as a capital contribution as required by applicable accounting rules. In addition, we reversed an Advisor receivable of $431,000 accrued as of December 31, 2001 for expense reimbursement and we reversed a $500,000 receivable for the nine months of 2002 that we had recorded as income. The restatements resulted in a decline of approximately $931,000 in amounts recorded as shareholders' equity.

We do not expect to maintain our historical annual rate of return of 10%.

     As reflected on our restated financial statements, since 1999 our distributions have exceeded our earnings with the result that a portion of the distributions to shareholders represented a return of capital. Our Trustees have determined that we will not pay dividends in excess of earnings from 2003 forward and therefore we expect our annual rate of return will be less than 10% in 2003.

Our investments are subject to a higher risk of default than conventional mortgage loans.

     Most, if not all, of the Residential Mortgages, Contracts for Deed and Interim mortgages that we purchase are not insured or guaranteed by a federally owned or guaranteed mortgage agency. Also, most of our loans involve borrowers who do not satisfy all of the income ratios, credit record criteria, Loan-to-Value Ratios, employment histories and liquidity requirements of conventional mortgage financing. Accordingly, the risk of default by the borrower in those "non-conforming loans" is higher than the risk of default in loans made to persons who qualify for conventional mortgage financing.

We will purchase mortgage investments from our affiliates as well as from other sources.

     While we intend to acquire our Mortgage Investments from several sources, we expect that many will be acquired from Affiliates of the Advisor. Due to the affiliation between the Advisor and those entities and the fact that those entities may make a profit on the sale of Mortgage Investments to us, the Advisor will have a conflict of interest in determining if Mortgage Investments should be purchased from affiliated or unaffiliated third parties.

We face competition for the time and services of officers and trustees.

     We will rely on the Advisor and its Affiliates, including our President, who is the President and an employee of our Advisor, for management of our operations. Because the Advisor and its Affiliates may engage in other business activities, conflicts of interest may arise in operating more than one entity with respect to allocating time between those entities.

We have a limited ability to meet our fixed expenses.

     Our operating expenses, including certain compensation to our Advisor, servicing and administration expenses payable to an Affiliate and unaffiliated mortgage servicers and the Independent Trustees, must be met regardless of our profitability. We are also obligated to distribute 90% of our REIT Taxable Income (which may under certain circumstances exceed our Cash Flow) in order to continue to qualify as a REIT for federal income tax purposes. Accordingly, it is possible that we may be required to borrow funds or liquidate a portion of our investments in order to make the required cash distributions to shareholders. Although we generally may borrow funds, we cannot be sure that such funds will be available to the extent, and at the time, required by us.

We do not have control over market and business conditions.

     The results of our operations depend on, among other things, the level of net interest income generated by our Mortgage Investments, the market value of those Mortgage Investments and the supply of and demand for those Mortgage Investments. Our net interest income varies as a result of changes in interest rates, borrowing costs and prepayment rates, the behavior of which involve various risks and uncertainties as set forth below. Interest rates, borrowing costs and credit losses depend upon the nature and terms of the Mortgage Investments, the geographic location of the properties securing the Mortgage Investments, conditions in financial markets, the fiscal and monetary policies of the United States government and the Board of Governors of the Federal Reserve System, international economic and financial conditions, competition and other factors, none of which can be predicted with any certainty.

Fluctuations in interest rates may affect our return on investment.

     Mortgage interest rates may be subject to abrupt and substantial fluctuations. If prevailing interest rates rise above the average interest rate being earned by our Mortgage Investments, investors may be unable to quickly liquidate their investment in order to take advantage of higher returns available from other investments. Furthermore, interest rate fluctuations may have a particularly adverse effect if we use money borrowed at variable rates to fund fixed rate Mortgage Investments. To date, all of the Company?s borrowings have been at fixed rates.

We have a high geographic concentration of mortgage investments in the Dallas/Fort Forth metropolitan area.

     A large percentage of all of our Mortgage Investments (59% as of the date of this Form 10-KSB) is concentrated in the Dallas/Fort Worth Metropolitan area. As a result, we will have a greater susceptibility to the effects of an economic downturn in that area or from slowdowns in certain business segments that represent a significant part of that areas overall economic activity such as energy, financial services and tourism.

Risk of loss on non-insured, non-guaranteed mortgage loans.

     We generally do not intend to obtain credit enhancements for our Mortgage Investments, because the majority, if not all, of those mortgage loans will be "non-conforming" in that they will not meet all of the underwriting criteria required for the sale of the mortgage loan to a federally owned or guaranteed mortgage agency. Accordingly, during the time we hold Mortgage Investments for which third party insurance is not obtained, we will be subject to the general risks of borrower defaults and bankruptcies and special hazard losses that are not covered by standard hazard insurance (such as those occurring from earthquakes or floods). In the event of a default on any Mortgage Investment held by us, including, without limitation, defaults resulting from declining property values and worsening economic conditions, we would bear the risk of loss of principal to the extent of any deficiency between the value of the related mortgage property and the amount owing on the mortgage loan. Defaulted mortgage loans would also cease to be eligible collateral for borrowings and would have to be held or financed by us out of other funds until those loans are ultimately liquidated, which could cause increased financing costs and reduced net income or a net loss.

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

We must compete with others for mortgage investments

     In acquiring Mortgage Investments, we will compete with other REITs, investment banking firms, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, other lenders, Ginnie Mae, Fannie Mae, Freddie Mac and other entities purchasing Mortgage Investments, most of which will have greater financial resources than we do. In addition, there are mortgage REITs similar to us, and others may be organized in the future. Some of these entities can be expected to have substantially greater experience than the Advisor and we have in originating or acquiring Mortgage Investments. The effect of the existence of additional potential purchasers of Mortgage Investments may be to increase competition for the available supply of Mortgage Investments suitable for purchase by us.

We are exposed to potential environmental liabilities.

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

We face risks from borrowed money.

       We are allowed to incur borrowings with respect to the acquisition of Mortgage Investments in an aggregate amount not to exceed 50% of our Net Assets. An effect of leveraging is to increase the risk of loss. The higher the rate of interest on the financing, the more difficult it would be for us to meet our obligations and the greater the chance of default. These borrowings may be secured by liens on our Mortgage Investments. Accordingly, we could lose our Mortgage Investments if we default on the indebtedness. To the extent possible, such debt will be of non-recourse type, meaning that we will not be liable for any deficiency between the proceeds of a sale or other disposition of the Mortgage Investments and the amount of the debt.

We are required to rely on appraisals that may not be accurate or which may be affected by subsequent events.

     Since our investment decisions are based in major part upon the value of the real estate underlying our Mortgage Investments and less upon the creditworthiness of the borrowers, we will rely primarily on the real property securing the Mortgage Investments to protect our investment. Thus, we will rely on appraisals and on Broker Price Opinions ("BPO's"), both of which are paid for and most of which are provided by note sellers, to determine the fair market value of real property used to secure the Mortgage Investments we purchase. BPO?s are determinations of the value of a property based on a study of the comparable values of similar properties prepared by a licensed real estate broker. We cannot be sure that those appraisals or BPO's will, in any or all cases, be accurate. Moreover, since an appraisal or BPO is given with respect to the value of real property at a given point in time, subsequent events could adversely affect the value of real property used to secure a loan. Such subsequent events may include changes in general or local economic conditions, neighborhood values, interest rates and new construction. Moreover, subsequent changes in applicable governmental laws and regulations may have the effect of severely limiting the permitted uses of the property, thereby drastically reducing its value. Accordingly, if an appraisal is not accurate or subsequent events adversely affect the value of the property, the Mortgage Investment would not be as secure as anticipated, and, in the event of foreclosure, we may not be able to recover our entire investment.

 Our mortgages may be considered usurious.

     Usury laws impose limits on the maximum interest that may be charged on loans and impose penalties for violations that may include restitution of the usurious interest received, damages for up to three times the amount of interest paid and rendering the loan unenforceable. Most, if not all, of the Mortgage Investments we will purchase will not be exempt from state usury laws and thus there exists some uncertainty with respect to mortgage loans in states with restrictive usury laws. However, we anticipate that we will only purchase Mortgage Investments if they provide that the amount of the interest charged thereon will be reduced if, and to the extent that, the interest or other charges would otherwise be usurious.

We face risks of bankruptcy of our mortgage servicer.

     Our Residential Mortgages and Contracts for Deed will be serviced by PSC or by other entities. We require that our loan servicer maintains a fidelity bond and directors' and officers' indemnity insurance to lower risk of liability from the actions of such entities. However, there may be additional risks in the event of the bankruptcy or insolvency of any of those entities or in the event of claims by their creditors. Those additional risks which would not be present if we were qualified in all instances to service our Residential Mortgages and Contracts for Deed directly.

We are seeking a closing agreement with the IRS regarding our compliance with certain requirements for qualification as a REIT with respect to our 2001 and 2002 taxable year.

     Our 2001 federal tax return characterized certain amounts that, if given effect, would mean that we did not meet one of the requirements for classification as a REIT. We also recorded an inter-company transaction with the Advisor for the 2002 taxable year that was reversed prior to the filing of the Company?s 2002 federal income tax return and was therefore not reported on that tax return. That 2002 transaction, if given effect, could mean that we did not meet one of the requirements for classification as a REIT. We are in the process of filing an amended tax return to recharacterize the 2001 amounts and are seeking a closing agreement with the IRS to confirm our compliance with the requirements for REIT qualification for our 2001 and 2002 taxable years. We cannot predict how long it will take for us to obtain a favorable closing agreement and the failure to obtain such an agreement could mean that the IRS could choose to challenge our REIT status. If we did not qualify as a REIT for 2001 or 2002, we could be liable for federal income tax on income earned in those years in the amounts of approximately $1,570,000 and $2,492,000, respectively. Further, unless entitled to relief under certain Internal Revenue Code provisions, we could also be prohibited from re-electing REIT status for four taxable years after the year during which we first failed to qualify as a REIT. If we did not qualify as a REIT in any of our prior tax years, we could be liable for potentially substantial income tax liability in respect of each taxable year that we fail to qualify as a REIT, and the amount of earnings and cash available for distribution to our shareholders could be significantly reduced or eliminated.

We face the risk of an inability to maintain our qualification as a REIT.

     We are organized and conduct our operations in a manner that we believe enables us to be taxed as a REIT under the Internal Revenue Code (the "Code").
 To qualify as a REIT, and thereby avoid the imposition of federal income tax on any income we distribute to our shareholders, we must continually satisfy two income tests, two asset tests and one distribution test.

     If, in any taxable year, we fail to distribute at least 90% of our taxable income, we would be taxed as a corporation and distributions to our shareholders would not be deductible in computing our taxable income for federal income tax purposes. Because of the possible receipt of income without corresponding cash receipts due to timing differences that may arise between the realization of taxable income and net cash flow (e.g. by reason of the original issue discount rules) or our payment of amounts which do not give rise to a current deduction (such as principal payments on indebtedness), it is possible that we may not have sufficient cash or liquid assets at a particular time to distribute 90% of our taxable income. In that event, we could declare a consent dividend or we could be required to borrow funds or liquidate a portion of our investments in order to pay our expenses, make the required distributions to shareholders, or satisfy our tax liabilities, including the possible imposition of a 4 percent excise tax. There can be no assurance that such funds will be available to the extent, and at the time, required by us.

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


ITEM 7. FINANCIAL STATEMENTS.


                                UNITED MORTGAGE TRUST

                             INDEX TO FINANCIAL STATEMENTS


                                                                       Page

Report of Independent Auditors                                          25

Balance Sheets as of December 31, 2002 and 2001                         26

Statements of Income for the
     Years Ended December 31, 2002 and 2001                             27

Statements of Changes in Shareholders? Equity
     for the Years Ended December 31, 2002 and 2001                     28

Statements of Cash Flows for the
     Years Ended December 31, 2002 and 2001                             29

Notes to Financial Statements                                           30

                        REPORT OF INDEPENDENT AUDITORS



Board of Trustees
United Mortgage Trust

We have audited the accompanying balance sheets of United Mortgage Trust as of December 31, 2002 and 2001, and the related statements of income, changes in shareholders? equity and cash flows for the years then ended. These financial statements are the responsibility of the Company?s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note G to the financial statements, certain errors resulting in an overstatement of previously reported net income and shareholders? equity as of and for the year ended December 31, 2001 were discovered by management of the Company subsequent to issuance of those financial statements. Accordingly, the financial statements have been restated to correct the error.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Mortgage Trust as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



                                                      Whitley Penn



Dallas, Texas
January 23, 2003

                        UNITED MORTGAGE TRUST
                           BALANCE SHEETS

                                                    December 31,
                                           2002                    2001
                                           ----------------------------
                                                              (Restated)
ASSETS
Cash                                       $   646,570      $    33,569
Investment in residential mortgages
  and contracts for deed                    38,975,771       39,683,243
Interim mortgages                           49,136,321       17,529,898
Accrued interest receivable                  1,917,088        1,229,360
Receivable from affiliate                      109,594          115,930
Equipment, less accumulated depreciation
  of $3,336 and $2,816, respectively            22,520            1,896
Other assets                                   284,027          191,725
                                           -----------       ----------
Total Assets                               $91,091,891      $58,785,621
                                           -----------       ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Line of credit                           $ 6,245,000      $   810,000
  Dividend payable                             806,423          543,413
  Accounts payable & accrued
    liabilities                                550,880          141,724
                                           -----------       ----------
Total Liabilities                            7,602,303        1,495,137
                                           -----------       ----------

Commitments and contingencies                   --               --

Shares of beneficial interest redeemable
  1,078,309 shares issued and outstanding   21,566,181           --

Shareholders' equity:
  Shares of beneficial interest; $.01 par
    value; 100,000,000 shares authorized;
    3,897,229 and 3,332,161 shares
    issued; 3,778,180 and 3,293,114
    outstanding                                 38,972           33,322
  Additional paid-in capital                65,354,916       58,352,176
  Advisor?s reimbursement                      397,588          397,588
  Cumulative distributions in excess
    of earnings                             (1,535,323)        (742,612)
  Retained earnings                             --               --
                                           -----------       ----------
                                            64,256,153       58,040,474
  Less treasury stock, 119,049 and
     39,047 shares, respectively
     at cost                               (2,332,746)         (749,990)
                                           -----------       ----------

Total Shareholders' Equity                  61,923,407       57,290,484
                                           -----------       ----------
Total Liabilities & Shareholders? Equity   $91,091,891      $58,785,621
                                           -----------       ----------

See accompanying notes to financial statements.

                            UNITED MORTGAGE TRUST
                             STATEMENTS OF INCOME
                                        Year Ended December 31,
                                     2002                     2001
                                     -----------------------------
                                                         (Restated)
Revenues:
Interest income                      $8,277,742         $5,679,657

Expenses:
  Trust administration fee              444,509            249,298
  Loan servicing fees                   196,661            185,366
  General and administrative            182,470             29,370
  Interest expense                       78,203            430,790
                                     ----------         ----------
                                        901,843            894,824
                                     ----------         ----------

Net income                           $7,375,899         $4,784,833
                                     ----------         ----------

Net income per share of
  beneficial interest                     $1.81              $1.81
                                     ----------          ---------
Weighted average shares
  outstanding                         4,083,488          2,641,072
                                     ----------          ---------

See accompanying notes to financial statements.

                                  UNITED MORTGAGE TRUST
                     STATEMENTS OF CHANGES IN SHAREHOLDERS? EQUITY
                         Years Ended December 31, 2002 and 2001
                                                                               Cumulative
                                   Shares of         Additional    Advisor?s   Distributions  Retained
                               Beneficial Interest   Paid-in       Reimburse-  in Excess of   Earnings   Treasury
                               Shares      Amount    Capital       ment        Earnings       (Deficit)  Stock         Total
                               ---------------------------------------------------------------------------------------------------
Balance, Dec 31, 2000         1,884,043   $18,840   $33,541,746    $397,588     $(363,933)       --          --        $33,594,241

Proceeds from shares issued   1,448,118    14,482    24,810,430       --            --           --          --         24,824,912
Purchase of treasury stock       --         --          --            --            --           --         (749,990)     (749,990)
Dividends ($1.96 per share)      --         --          --            --       (5,163,512)       --          --         (5,163,512)
Net income (restated)            --         --          --            --        4,784,833        --          --          4,784,833
                              ---------   -------   -----------    --------    ----------     --------   -----------   -----------
Balance, Dec 31, 2001         3,332,161    33,322    58,352,176     397,588      (742,612)       --         (749,990)   57,290,484

Proceeds from shares issued     565,068     5,650     7,002,740       --           --            --           --         7,008,390
Purchase of treasury stock       --          --         --            --           --            --       (1,582,756)   (1,582,756)
Dividends ($2.00 per share)      --          --         --            --       (8,168,610)       --           --        (8,168,610)
Net income                       --          --         --            --        7,375,899        --           --         7,375,899
                              ---------   -------   -----------    --------    ----------     --------   -----------   -----------
Balance at Dec 31, 2002       3,897,229   $38,972   $65,354,916    $397,588   $(1,535,323)    $  --      $(2,332,746)  $61,923,407
                              =========   =======   ===========    ========   ===========     ========   ===========   ===========

See accompanying notes to financial statements.

                             UNITED MORTGAGE TRUST
                            STATEMENTS OF CASH FLOWS

                                                Year Ended December 31,
                                             2002                     2001
                                             -----------------------------
                                                                 (Restated)
Cash flow from operating activities:
  Net income                                 $  7,375,899     $  4,784,833
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                   520              519
      Net amortization of discount on
        mortgage investments                      (15,548)          (9,506)
      Changes in assets and liabilities:
        Accrued interest receivable              (687,728)        (561,847)
        Other assets                              (92,302)        (134,754)
        Accounts payable and accrued
          liabilities                             409,156          138,117
            Net cash provided by              ------------     -----------
            operating activities:               6,989,997        4,217,362
                                              ------------     -----------
Cash flow from investing activities:
  Investment in residential mortgages and
    contracts for deed                         (3,840,888)      (9,160,813)
  Principal receipts on residential
    mortgages and contracts for deed            4,563,908        2,906,477
  Investment in interim mortgages             (63,724,041)     (24,227,491)
  Principal receipts on interim
    mortgages                                  32,117,618       13,150,704
  Purchase of equipment                           (21,144)           --
            Net cash used in investing       -------------     -----------
            activities:                       (30,904,547)     (17,331,123)
                                             -------------     -----------
Cash flow from financing activities:
  Proceeds from issuance of shares of
    beneficial interest                        28,574,571       24,824,912
  Net borrowings on line of credit              5,435,000       (6,190,000)
  Receivable from affiliate                         6,336          (10,165)
  Purchase of treasury stock                   (1,582,756)        (749,990)
  Dividends                                    (7,905,600)      (4,928,339)
            Net cash provided by             ------------      -----------
            financing activities:              24,527,551       12,946,418
                                             ------------      -----------
Net increase (decrease) in cash                   613,001         (167,343)

Cash at beginning of year                          33,569          200,912
                                             ------------      -----------
Cash at end of period                        $    646,570      $    33,569
                                             ------------      -----------
Interest paid                                $    111,631      $   397,362
                                             ------------      -----------

See accompanying note to financial statements.

                               UNITED MORTGAGE TRUST
                            Notes to Financial Statements
                             December 31, 2002 and 2001

A.  NATURE OF BUSINESS

The Company

United Mortgage Trust ( the ?Company?) is a Maryland real estate investment trust which qualifies as a real estate investment trust (a ?REIT?) under federal income tax laws. The Company invests exclusively in first lien, fixed rate mortgages secured by single family residential property throughout the United States (?Mortgage Investments?). Such loans are originated by others to the Company?s specifications or to specifications approved by the Company. Most, if not all, of such loans are not insured or guaranteed by a federally owned or guaranteed mortgage agency.

The Company is offering up to 5,000,000 shares of Beneficial Interest at $20 per share on a "best efforts" basis. In addition, the Company is offering 750,000 shares to investors who want to participate in the Company?s Reinvestment Plan.

The Company has no direct employees. It pays its Advisor a monthly Trust Administration Fee for the services relating to the Company?s daily operations which the Advisor uses to pay its employees who are directly and indirectly involved in the day-to-day management of the Company.

Advisor Change

Prior to January 1, 2001 the Company was self-administered and utilized Mortgage Trust Advisors, Inc. (?MTA?), to select its investments and monitor its daily operations. As of January 1, 2001, the Company uses the services of UMT Advisors, Inc. (?UMTA?) to manage its day-to-day activities and to select the investments it purchases. The Company changed advisors as a result of the change in ownership of the former advisor. Two of the principals of MTA formed UMTA. The Company?s President, Cricket Griffin, is an employee of the Advisor, for which she serves as President. Before that date she was an employee of the Company. The Advisor is owned and controlled by Todd F. Etter and Timothy J. Kopacka. Mr. Etter is an affiliate of South Central Mortgage, Inc. ("SCMI"), a Texas corporation that sells Mortgage Investments to the Company, of Prospect Service Corp. (?PSC?), a Texas corporation that services the Company?s Residential Mortgages and Contracts for Deed, of Capital Reserve Corporation (?CRC?) and Ready America Funding Corp. (?RAFC?), both Texas corporations that sell Interim Mortgages to the Company.

Advisory Agreement

UMTA has the responsibility of seeking out, underwriting and presenting Mortgage Investments to the Company for consideration and purchase as well as being responsible for all facets of the Company?s business operations under the guidance of the Company?s Trustees. In that regard it employs the requisite number of staff to accomplish these tasks, leases its own office space and pays its own overhead. The Company pays a Trust Administration Fee for services rendered by the Advisor.

B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company?s significant accounting policies consistently applied in the preparation of the accompanying financial statements is as follows:

Reclassifications

Certain amounts have been reclassified from those previously presented to conform with the current presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash

For purposes of reporting cash flows and cash include cash and certificates of deposit with original maturities of less than three months.

Residential Mortgages, Contracts for Deed and Interim Mortgages

Residential Mortgages, Contracts for Deed and Interim Mortgages are recorded at the lower of cost or estimated net realizable value, net of discounts and including loan acquisition costs paid to the Advisor. The mortgage investments are collateralized by real property owned by the borrowers.

The loan acquisition fees and discounts on the notes are amortized using the interest method over the estimated life of the mortgages (5-1/2 years). The unamortized discount amounted to $95,297 and $335,745 at December 31, 2002 and 2001, respectively. The unamortized loan acquisition costs amounted to $179,032 and $407,331 at December 31, 2002 and 2001,
respectively.

The majority of Residential Mortgages and Contracts for Deed are 360 months real estate lien notes that are purchased by the Company from several sources, including SCMI, an affiliate. Interim Mortgages are real estate lien notes purchased by the Company from various sources including CRC and RAFC, affiliates of the Company. Interim Mortgages have terms of 12 months or less. The Company is not a loan originator nor does it purchase Mortgage Investments for resale. The Company intends to hold mortgage investments for their lives.

Generally, the Company does not retain servicing rights on its Mortgage Investments. Although it is not prohibited from doing so under the terms of its loan purchase negotiations or of its Declaration of Trust, the Company relies on various servicing sources, including affiliated companies, to service its Mortgage Investments.

Interest Income Accrual

Interest income is received by the Company from its portfolio of Residential Mortgages, Contracts for Deed and Interim Mortgages. The Company does not receive interest income on defaulted loans that are not covered under a recourse agreement. The Company requires that interest be advanced by note sellers on all recoursed loans (loans that have active recourse agreements). The Company monitors each loan in its portfolio on a monthly basis to track pay histories and performance. On a quarterly basis it determines whether to accrue income on a given loan that is delinquent based on the borrower?s performance in past periods and based on discussions with the collection staff of its loan servicer, relying on their contact with a delinquent homeowner to determine the likelihood that a borrower will continue to make the mortgage payments. The Company does not accrue income on all loans but makes a loan by loan determination whether to recognize interest income for the quarter. There is no assurance that the interest income recognized by the Company will be paid by a borrower thus requiring an adjustment in the following quarter thereby effectively reducing gross income. The effect is that actual interest income collected from delinquent borrowers may be lower than projected for that period.

Accounting for and Disposition of Real Estate Owned

When the Company takes possession of real estate through foreclosure it attempts to resell the property to recover all costs associated with the default, including legal fees, transaction costs, and repair expenses. Repair costs are capitalized. Upon sale of the property, a gain or loss is recorded. Net gains are taxable and, if material, are distributed to shareholders as capital gains. Losses are expensed. The Company has elected to treat property acquired through foreclosure as "foreclosure property" and has reported it as such in the Company?s informational federal tax filings. In the event that a foreclosed property is sold for less than the recoursed value associated therewith, the Company realizes the loss and classifies any recourse value received in excess of the Company?s basis as a capital contribution. In addition, recourse amounts are paid in installments by a note seller and the recognition of the capital contribution will be at a date later than the corresponding mortgage loss is realized.

Equipment

Equipment is recorded at cost and depreciated by the straight-line method over the five-year expected useful lives of the assets. Expenditures for normal maintenance and repairs are charged to expense as incurred, and significant improvements are capitalized.

Income Taxes

The Company intends to continue to qualify as a REIT under the Internal
Revenue Code of 1986 as amended (the ?Code?).   A REIT is generally not
subject to federal income tax on that portion of its REIT taxable income (?Taxable Income?), which is distributed to its shareholders provided that at least 90% of Taxable Income is distributed. No provision for taxes will be made in the financial statements, as the Company believes it is in compliance with the Code. Dividends paid to shareholders are considered ordinary income for income tax purposes.

Basic Earnings Per Share

The Company has adopted Statement of Financial Accounting Standard No. 128, Earnings Per Share ("SFAS 128?). SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to shareholders by the weighted average number of shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company?s potential dilutive securities are not dilutive, the accompanying presentation is only of basic earnings per share.

Distribution Policy and Dividends Declared

The Company will make distributions each year (not including return of capital for federal income tax purposes) equal to at least 90% of the REIT?s taxable income. Since September 1997 the Company has made monthly distributions to its shareholders and intends to continue doing so. The Trustees declare the dividend rate monthly for shareholders of record as of the 15th of the following month at the end of the following month. The dividend rate paid per share is determined by the Trustees in the quarter preceding the payment quarter. For the twelve months ended December 31, 2002 and 2001 the Trustees declared dividends at $0.1667 and $0.1629 per share, respectively, per month, based on 10% return per weighted share.

Potential Loan Losses

As of December 31, 2002 and 2001, the Company had not established loan loss reserves because the Company believed that the exposure to losses at that date had been nominal. Loan losses are estimated to be the difference between the outstanding loan balance at the time of foreclosure less any value realized from the disposition of the underlying collateral. The Company annually adjust to current market value the foreclosed collateral and the difference between the estimated market value and the outstanding loan balance creates a loan loss reserve.

C. LINE OF CREDIT

The Company had a $7,000,000 line-of-credit maturing on August 22, 2001, collateralized with the assignment of certain Residential Mortgages. Interest was fixed at 10.5%. Before the maturity date of the agreement the Company negotiated a new twelve-month credit facility in the amount of $10,000,000, which expired on July 11, 2002. On July 11, 2002 the Company extended its line of credit for 12 months under the same terms. The line-of-credit is collateralized with the assignment of certain Residential Mortgages. At December 31, 2002 and 2001 the outstanding balances were $6,245,000 and $810,000, respectively, with interest at 5.25%. Interest paid during 2002 and 2001 was $111,631 and $397,362, respectively.

D.  STOCK OPTIONS

For each year in which an Independent Trustee of the Company serves, the Trustee receives 5-year options vested upon grant to purchase 2,500 shares of Company stock at $20 per share.

Following is a summary of the options transactions.

                                           2002       2001
                                          ----------------
Outstanding at beginning of year          47,500    40,000
   Granted                                 7,500     7,500
   Expired                                <7,500>      --
   Exercised                                 --        --
                                          ------     ------
Outstanding at end of year                47,500     47,500
                                          ------     ------
Exercisable at end of year                47,500     47,500
                                          ------     ------

Exercise price per share                  $20.00     $20.00
                                          ------     ------


In October 1995, the Financial Accounting Standards Board (?FASB?) issued SFAS 123, ?Accounting for Stock-Based Compensation?. SFAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award. However, SFAS 123 also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 (?Opinion 25?), Accounting for Stock Issued to Employees.

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

No pro forma disclosures are provided herein as the calculated fair value of the options was nominal.

E.  RELATED PARTY TRANSACTIONS

1). Fees paid to the Advisors who are related parties: On January 1, 2001, the Company entered into an Advisory Agreement with UMT Advisors, Inc. (the ?Advisor?) whereby the Advisor provides the Company with day-to-day management and administrative services subject to the supervision and review by the Trustees. In consideration for the services, the Company paid the Advisors a Trust Administration Fee of $444,509 and $249,298 for the years ended December 31, 2002 and 2001, respectively. The fee was calculated as 1/12th of 1/2 of 1% of the first $50,000,000 of income producing assets and 1/12th of 1% of income producing assets in excess of $50,000,000. The terms of the Advisory Agreement calculates the Acquisition Fee (paid for sourcing suitable investments) as 3% of Net Proceeds (Net Proceeds are Gross Proceeds less commissions and marketing reallowances). The Acquisition Fees paid in 2002 and 2001 totaled $829,000 and $765,000, respectively.

On January 1, 2001, the employees of the Company became employees of the Advisor. The Advisor pays their salaries and wages and maintaining office space initially under lease by the Company, and now under lease by the Advisor. The Advisor is in the business of managing various businesses including the Company?s. The Advisor?s employees have various areas of responsibilities outside of management of the Company.

2). Rent paid and received between related parties: As of January 1, 2001 the Company?s obligation under the terms of its lease agreement with SCMI was assumed by its Advisor and no rent has been paid by the Company since 2000. For the years ended December 31, 2002 and 2001, rent expenses paid by the Advisor and included as part of the Trust Administration Fee was $61,000 and $61,000 with offsetting sublease income of $44,000 and $42,000, respectively.

3). Loan servicing fees paid to an affiliate: Under the terms of a Mortgage Servicing Agreement with PSC, the Company incurred loan servicing fees of $196,661 and $185,366 for the years 2002 and 2001, respectively. (Note that SCMI was the former loan servicer until January 1, 2002. Fees referenced herein before January 1, 2002 were paid to SCMI, an Affiliate). The Company does not normally retain the servicing rights to the loans it purchases, however it is not prohibited from servicing its loans.

4). Purchasing Mortgage Investments from affiliates: The Company has purchased residential mortgages and contracts for deed from SCMI. To date the aggregate amount is approximately $18,000,000. Below is a table of Affiliated Interim Mortgage transactions. Outstanding balances of loans with each affiliate is below:

              Aggregate Total            Funded with Affiliates
              Interims Funded        CRC         SCMI          RAFC
              ---------------    -----------   ----------   -----------
During 2002    $63,724,000       $25,635,000   $  660,000   $11,242,000
During 2001    $24,227,000       $23,218,000   $1,009,000       --


5). Salaries and wages now paid by the Advisor: Payroll expenses, although paid by the Advisor and construed to be part of the Trust Administration Fees in 2002 and 2001, were $265,000 and $189,000, respectively.

6). Advisor Contributions: Since reporting as of December 31, 2001, the Company found it necessary to restate contributions made by its Advisors as follows: The Company recorded an intercompany transaction with its Advisor in the amount of $430,790 related to certain expenditures incurred by the Company at December 31, 2001 and referenced as an Interest Funding Agreement. The intercompany transaction was reported as an expense reduction on the Statement of Income for the Year Ended December 31, 2001 in the Company?s 2001 audited financial statements. The corresponding amount of the intercompany item was recorded as a receivable on the Company?s balance sheet at December 31, 2001. However, no valid note receivable or other evidence of indebtedness between the Company and its Advisor was executed. In addition, the Advisor has not remitted any funds or provided any other consideration related to this intercompany item in 2001 or any other subsequent periods. The Company has therefore restated its audited financial statements as of December 31, 2001 to reflect a reversal of the intercompany transaction.

7). SCMI Recourse Agreement: SCMI has agreed that, if the obligor on any Residential Mortgage or Contract for Deed sold to the Company by SCMI or its Affiliates, and that has had less than 12 payments made on it, defaults in the making of any payment or other obligation thereon during the period ending before the 12th payment after the Company bought that Residential Mortgage or Contract for Deed, then SCMI shall buy that Mortgage Investment from the Company or its assignee at a price equal to the total unpaid principal balance due thereon, plus accrued interest to the date of the purchase, plus insurance premiums, taxes and any other amounts that the Company spent in the maintenance, protection or defense of its interest therein or in the real property, including reasonable attorneys' fees.
SCMI may satisfy its obligations under the foregoing purchase or repurchase requirement by either:

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

F.  COMMITMENTS AND CONTINGENCIES

Concentration of Credit

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

Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, ?Disclosures about Fair Value of Financial Instruments?. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The fair value of cash, receivables and accounts and notes payable approximate carrying value due to the short term maturity of the instruments. The fair value of first lien mortgage notes approximates carrying value based on their effective interest rates compared to current market rates.

Right of Rescission

The Company faces a contingent liability for rescission to those investors who purchased shares after April 30, 2002 and until the effectiveness of the post-effective amendment No. 1 filed with the SEC on November 4, 2002 as a result of the failure to file an amendment within the time period specified.

The Company was required to file a Post-Effective Amendment to its original registration statement by April 30, 2002 to include updated financial information and did not do so until November 4, 2002. Because the Company did not file a post-effective amendment with the required financial statement information by April 30, 2002, persons who have purchased shares in the Company since that date have the right to rescind their purchases and to compel the Company to repurchase their shares at the purchase price paid for them plus interest less distributions made to them. Since April 30, 2002 and through October 31, 2002, the Company has sold approximately $22 million of shares.

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

G.  RESTATEMENT

Subsequent to December 31, 2002, the Company discovered certain errors in its previous statements. As a result, the Company restated its financial statements for the year ended December 31, 2001. The Company wrote off an Advisor receivable of $430,790 for yield contribution that was accrued as of December 31, 2001 for expense reimbursement, which was not collected. The effect of the restatement was to decrease net income by $430,790 for the year ended December 31, 2001 and to decrease shareholders? equity by the same amount as of that date.

H. QUALIFICATION AS A REIT

The Company?s 2001 federal tax return characterized certain amounts that, if given effect, would mean that it did not meet one of the requirements for classification as a REIT. The Company also recorded an inter-company transaction with the Advisor for the 2002 taxable year that was reversed prior to the filing of the Company?s 2002 federal income tax return and was therefore not reported on that tax return, which transaction, if given effect, could mean that it did not meet one of the requirements for classification as a REIT. The Company is in the process of filing an amended tax return to recharacterize the 2001 amounts and is seeking a closing agreement with the IRS to confirm the Company?s compliance with the requirements for REIT qualification for its 2001 and 2002 taxable years. The Company cannot predict how long it will take to obtain a favorable closing agreement and the failure to obtain such an agreement could mean that the IRS could choose to challenge the Company?s REIT status. The opinion of the Company?s tax counsel regarding our qualification as a REIT is subject to receipt of such a closing agreement. If the Company did not qualify as a REIT for 2001 or 2002, it could be liable for federal income tax on income earned in those years in the amounts of approximately $1,570,000 and $2,492,000, respectively. Further, unless entitled to relief under certain Internal Revenue Code provisions, the Company could also be prohibited from re-electing REIT status for four taxable years after the year during which it first failed to qualify as a REIT. If the Company did not qualify as a REIT in any of our prior tax years, it could be liable for potentially substantial income tax liability in respect of each taxable year that it failed to qualify as a REIT, and the amount of earnings and cash available for distribution to its shareholders could be significantly reduced or eliminated.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The Trustees are responsible for the overall management and control of our business. Our President, who is an employee of the Advisor, manages the day-to-day operations and we have retained the Advisor to use its best efforts to seek out and present to us suitable and a sufficient number of investment opportunities that are consistent with our investment policies and objectives. We acquire Mortgage Investments from SCMI, among others, and utilize the services of SCMI to service some or all of our Mortgages Investments.

     Our Declaration of Trust provides for not less than three nor more than nine Trustees, a majority of whom must be Independent Trustees, except for a period of 60 days after the death, removal or resignation of an Independent Trustee. Each Trustee will serve for a one-year term. There are currently five Trustees, three of whom are Independent Trustees.


                      OUR TRUSTEES AND OFFICERS

     Our Trustees and officers are as follows:

     Name                          Age         Offices Held
     ------------------------      ---         ------------------------------
     Christine Griffin             50          Trustee, Chairman of the Board
                                                and President
     Richard D. O'Connor, Jr.      48          Independent Trustee
     Paul R. Guernsey              52          Independent Trustee
     Douglas R. Evans              57          Independent Trustee
     Michele A. Cadwell            50          Trustee

     Christine Griffin has been our President and a Trustee since July 1996. Ms Griffin also serves as President of our Advisor, UMT Advisors, Inc., since its inception. From June 1995 until July 1996, Ms. Griffin served as Chief Financial Officer of SCMI, a Texas based mortgage banking firm that is an Affiliate of the Advisor and that sells Mortgages and provides mortgage servicing services to us. Her responsibilities at SCMI included day-to-day bookkeeping through financial statement preparation, mortgage warehouse lines administration, and investor communications and reporting. Additionally, Ms. Griffin was responsible for researching and implementing a note servicing system for SCMI and its subservicer. Before joining SCMI, Ms. Griffin was Vice President of Woodbine Petroleum, Inc., a publicly traded oil and gas company for 10 years, during which time her responsibilities included regulatory reporting, shareholder relations, and supervision. Ms. Griffin is a 1978 graduate of George Mason University, Virginia with a Bachelor of Arts degree, summa cum laude, in Politics and Government.

     Richard D. O'Connor, Jr. is one of our Independent Trustees. He has been a Trustee since July 1996. In 2000 Mr. O?Connor became a partner of O?Connor & Jones, L.L.P., a Dallas law firm. From 1998 to 2000 Mr. O'Connor was a shareholder of Stollenwerck, Moore & Silverberg, P.C., a Dallas law firm. From 1993 to 1998, Mr. O'Connor practiced law as a sole practitioner specializing in the areas of real estate, business and contract law. Between 1985 and 1993, Mr. O'Connor was a partner with the Dallas law firm of Scoggins, O'Connor and Blanscet. Between 1989 and 1993, Mr. O'Connor was an attorney in the real estate department of J.C. Penney Company. Mr. O'Connor received a Bachelor of Business Administration degree from the University of Texas at Austin in 1976, and a J.D. degree from the University of Houston in 1978. Mr. O'Connor has been Board Certified in Commercial Real Estate law by the Texas Board of Legal Specialization since 1987.

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

     Michele A. Cadwell has been one of our Trustees since August 1997. At present she is a fee attorney for Commonwealth Land Title of Dallas, Texas. From 1998 to 1999, Ms. Cadwell was Manager ? Onshore Land Operations with EEX Corp. Her primary responsibilities include drafting and negotiating exploration and marketing agreements, analysis of legislation and regulatory proposals, researching complex mineral titles, organization and management of non-core property divestitures, settlement of land owner disputes and advising and testifying on matters before the Oklahoma Corporation Commission. From 1980 until 1998 she was employed with Enserch Exploration, Inc. as Senior Land Representative. Ms. Cadwell is a 1974 graduate of the University of Oklahoma with a Bachelors of Arts Degree in English and a Juris Doctor Degree in 1978. She is admitted to both the Oklahoma and Texas bars.


                                THE ADVISOR

     We use the services of UMT Advisors, Inc., whom we refer to as our ?Advisor?, to manage our affairs and to select the investments we purchase. Our President, Cricket Griffin, is an employee of our Advisor. The Advisor is owned and controlled by Todd F. Etter and Timothy J. Kopacka. Mr. Etter is an Affiliate of South Central Mortgage, Inc. ("SCMI"), a Texas corporation that sells Mortgage Investments to us and services some of our Residential Mortgages. Mr. Etter is also an Affiliate of Capital Reserve Corp. ("CRC"),and through SCMI, Ready America Funding (?RAFC?), both Texas corporations that sell Interim Mortgages to us and service those Interim Mortgages for us. We entered into the Advisory Agreement with our Advisor effective on January 1, 2001. Prior to that date, we were self-administered and utilized our prior advisor, Mortgage Trust Advisors, Inc., to select our investments. Mr. Etter and Mr. Kopacka served as President and Vice-President of Mortgage Trust Advisors, Inc., respectively.

     The directors and officers of Mortgage Trust Advisors, Inc. are set forth below. These officers of the Advisor may also provide services to us on behalf of the Advisor.

Name                           Age          Offices Held
------------------             ---          ------------------------
Todd Etter                     52           Chairman
Christine ?Cricket? Griffin    50           President
Timothy J. Kopacka             43           Vice President/Secretary
Melvin E. Horton, Jr.          57           Vice President/Marketing

     Todd Etter has been Chairman of UMT Advisors, Inc. since its formation in 2000. He was President of Mortgage Trust Advisors, Inc., our former Advisor since 1996. Mr. Etter is 50% owner and a director of CRC. In addition, Mr. Etter, through SCMI, is a 50% owner of RAFC. Since 1997, Mr. Etter has been a registered representative of First Financial United Investments Limited, which is one of our Participating Dealers for this offering. In 1992 he formed and since that date has served as President of SCMI. In 1982 he formed South Central Financial Group, Inc., a Dallas, Texas based investment-banking firm and continues to serve as its President. From 1980 through 1987 Mr. Etter served as a Principal of South Central Securities, a NASD member firm. During the period 1980-1992 he sourced over $37 million in capital for cable television, real estate and child care center investments. From 1974 through 1981, he was Vice President of Crawford, Etter and Associates, a residential development, marketing, finance and construction company. In total, Crawford, Etter and Associates developed over 1,000 residential lots, marketed over 800 single-family homes and constructed over 400 homes. Mr. Etter received a Bachelors of Arts degree from Michigan State University in 1972.

     Christine ?Cricket? Griffin. Ms. Griffin has served as President of UMT Advisors, Inc. since its inception. For Ms. Griffin?s biographical information, please see above under ?Trustees and Officers?.
     Timothy J. Kopacka has served as Vice-President of UMT Advisors, Inc. since its formation in 2000. Since 1996, Mr. Kopacka has served as Vice President of Mortgage Trust Advisors, Inc., the Company?s former Advisor. Since 1984, he has been President of Kopacka & Associates, Inc., dba Grosse Pointe Financial, a financial advisory firm. From 1987 to 1990, he served as Vice President of Marketing and Operations for Kemper Financial Services in their retirement plans division. From 1980 to 1983, he was employed with Deloitte, Haskins & Sells, an international accounting and consulting firm. From 1983 through 1986, Mr. Kopacka was Chief Financial Officer for Federal Tax Workshops, Inc., an educational and consulting firm for CPA's. Mr. Kopacka, a Certified Public Accountant, received a Bachelors of Arts degree in Accounting and Finance from Michigan State University. He is a member of the Michigan Association of CPA's, the Hawaii Association of Public Accountants and the American Institute of CPA's.

      Melvin E. Horton, Jr. has served as a Vice President of UMT Advisors, Inc. since its inception. Since January 2000, Mr. Horton has been President of AML Advisors, a firm engaged in providing consulting, sales, and marketing advice to institutional and individual investors. Also since January 2000, Mr. Horton has been a registered representative with IMS Securities, Inc., which is one of our Participating Dealers for this offering. From January 1997 to January 2000 he was Senior Vice President and Managing Director of the Private Client Group of Southwest Securities, Inc. (NYSE). Mr. Horton managed The Horton Company, a Registered Investment Advisor from January 1996 to January 1997. Between August 1982 and December 1988 and between May 1992 and January 1996, he acted in sales and management positions for Salomon Smith Barney and its predecessor firms including Shearson Lehman Brothers and EF Hutton. He served as President of MBI Financial from January 1989 to May 1992. Mr. Horton received a Bachelor?s degree in Accounting and Finance in 1968 from Southern Methodist University and was awarded an MBA from the Cox School at SMU in 1971.

SUMMARY OF THE ADVISORY AGREEMENT

     With the approval of our Trustees, including all of the Independent Trustees, we entered into a contract with the Advisor (the ?Advisory Agreement?) effective on January 1, 2001, under which the Advisor provides us with our day-to-day administrative services. In addition, the Advisor is obligated to use its best efforts to develop and present to us, whether through its own efforts or those of third parties retained by it, a sufficient number of suitable investment opportunities that are consistent with our investment policies and objectives and also consistent with any investment programs that the Trustees may adopt from time to time in conformity with the Declaration of Trust. Prior to January 1, 2001, we were self-administered and our administrative services were provided by our President, Cricket Griffin, and we utilized our prior advisor, Mortgage Trust Advisors, Inc., to select our investments and to pay our overhead, with a limited contribution by us. Termination of that advisory agreement resulted in the Company being exposed to variable administrative expenses since the portion of costs that we had to contribute would no longer be fixed. In addition, our prior advisory agreement required that if additional services beyond those specified in our advisory agreement were required, the Company would have to incur the expense of adding personnel to perform those additional services. This meant that increased administrative costs would reduce the amount available to us for Distributions. Our Trustees entered the current agreement with our Advisor in order to fix our administrative costs while increasing the level of services provided through our present arrangement under which the Advisor will perform all of our administrative services plus certain additional services we require for a fixed fee.

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

manage our assets; andfrom time to time, or as requested by the Trustees, make reports to us regarding the Advisor's performance of the foregoing services.

     The Advisory Agreement has an initial term of one year. We have renewed the Advisory Agreement annually, which is subject to an evaluation of the performance of the Advisor by the Trustees. The Advisory Agreement may be terminated (1) without cause by the Advisor or (2) with or without cause by a majority of the Independent Trustees. Termination under either of those provisions may be made without penalty and upon 60 days' prior written notice to the non-terminating party.

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

South Central Mortgage, Inc. (?SCMI?)

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

Capital Reserve Corporation (?CRC?)

     We purchase Interim Mortgages from CRC, among others. CRC is a Texas corporation that is 50% owned by Todd Etter, an officer and principal shareholder of the Advisor. CRC is in the business of financing home purchases and renovations by real estate investors.

Ready America Funding (?RAFC?)

     We purchase Interim Mortgages from CRC, among others. RAFC is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter, who is Chairman of the Advisor. RAFC is in the business of financing Interim Mortgages for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors.

ITEM 10. EXECUTIVE COMPENSATION.

     Effective January 1, 2001 our president became an employee of the Advisor; she is therefore no longer paid by us nor does she have an employment agreement with us.

COMPENSATION OF TRUSTEES

     Trustees who are not Independent Trustees do not receive any compensation for acting as Trustees. Independent Trustees are entitled to receive the greater of $1,000 per meeting or $4,000 per year. For each year in which they serve, each Independent Trustee shall also receive 5-year options to purchase 2,500 shares at an exercise price of $20 per share (not to exceed 12,500 shares per Trustee). During 2002, the Independent Trustees each received $3,000 each and waived their rights to additional fees and each Independent Trustee who served during all of 2002 also received 5-year stock options to purchase 2,500 shares at an exercise price of $20 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information as of March 3, 2003 by each person who is known to us to be the beneficial owner of more than 5% of our shares and the beneficial ownership of all Trustees and officers as a group as of such date.

                                        Number of           Percent
Name and Address   	                     Shares (1)          of Class
----------------                        ----------          --------
Christine Griffin (2)	                    7,500(3)            0.15%
Richard D. O'Connor, Jr. (2)            10,000(3)            0.21%
Paul R. Guernsey (2)                    18,193(3)            0.37%
Douglas R. Evans (2)                    12,500(3)            0.26%
Michele A. Cadwell (2)(5)                5,000(3)            0.10%
All Trustees and
Executive Officers as a
Group (5 persons)                      53,193(4)            1.10%

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

(5) Ms. Cadwell ceased receiving options as of January 1, 2000, when she began providing services to us in her capacity as a fee agent with a title company. As a result of those services, she is no longer considered an Independent Trustee.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On January 1, 2001 we entered into an Advisory Agreement with UMT Advisors, Inc. (?UMTA?). Under that agreement a monthly Trust Administration Fee is paid to UMTA for a greatly expanded management role, which includes absorbing general and administrative expenses (for a more lengthy discussion of that role see ?Summary of the Advisory Agreement?). The fee is calculated monthly as 1/12 of 1/2 of 1% of the first $50,000,000 in income producing assets and 1/12 of 1% of assets exceeding $50,000,000. During 2002 the fees paid were approximately $445,000 and in 2001 the fee paid was $249,000, respectively.

     The terms of the UMTA Advisory Agreement calculates the Acquisition Fee (paid for sourcing suitable investments) as 3% of Net Proceeds (Net Proceeds are Gross Proceeds less commissions and marketing reallowances.) The Acquisition Fees paid in 2002 and 2001 totaled $829,000 and $765,000, respectively.

     Since our organization in July 1996, we have issued an aggregate of 55,000 five-year options to purchase our shares at $20 per share to our Independent Trustees.

     We pay loan servicing fees to PSC, an Affiliate, under the terms of a Mortgage Servicing Agreement. We incurred loan servicing fees of $196,661 and $185,366 for the years 2002 and 2001, respectively. (SCMI was the former loan servicer until January 1, 2002. Fees referenced herein before January 1, 2002 were paid to SCMI, an Affiliate). The Company does not normally retain the servicing rights to the loans it purchases, however it is not prohibited from servicing its loans.

     We have purchased residential mortgages and contracts for deed from SCMI. To date the aggregate amount is approximately $18,000,000. Below is a table of Affiliated Interim Mortgage transactions. Outstanding balances of loans with each affiliate is below:

              Aggregate Total            Funded with Affiliates
              Interims Funded        CRC         SCMI          RAFC
              ---------------    -----------   ----------   -----------
During 2002    $63,577,000       $25,635,000   $  660,000   $11,242,000
During 2001    $24,227,000       $23,218,000   $1,009,000       --


     Capital Reserve Corp. (?CRC?) is a Texas corporation that is 50% owned by Todd Etter, an officer and principal shareholder of the Advisor. CRC is in the business of financing home purchases and renovations by real estate investors. We have and will continue to purchase Interim Mortgages from CRC. We do not pay fees to CRC.

     Ready America Funding (?RAFC?) is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter, who is Chairman of the Advisor. RAFC is in the business of financing Interim Mortgages for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors.

     As of January 1, 2001 the Company?s obligation under the terms of its lease agreement with SCMI was assumed by its Advisor and no rent has been paid by the Company since 2000. For the years ended December 31, 2002 and

2001, rent expenses paid by the Advisor and included as part of the Trust Administration Fee the Company pays the Advisor were $61,000 and $61,000 with offsetting sublease income of $44,000 and $42,000, respectively.

     Salaries and wages now paid by the Advisor: Payroll expenses, although paid by the Advisor and construed to be part of the Trust Administration Fees in 2002 and 2001, were $265,000 and $189,000, respectively.

     Since reporting as of December 31, 2001, the Company found it necessary to restate contributions made by its Advisors as follows: The Company recorded an intercompany transaction with its Advisor in the amount of $430,790 related to certain expenditures incurred by the Company at December 31, 2001 and referenced as an Interest Funding Agreement. The intercompany transaction was reported as an expense reduction on the Statements of Income for the Years Ended December 31, 2001 in the Company?s most recent audited financial statements. The corresponding amount of the intercompany item was recorded as a receivable on the Company?s balance sheet at December 31, 2001. However, no valid note receivable or other evidence of indebtedness between the Company and its Advisor was executed.
 In addition, the Advisor has not remitted any funds or provided any other consideration related to this intercompany item in 2001 or any other subsequent periods. The Company has therefore restated its audited financial statements as of December 31, 2001 to reflect a reversal of the intercompany transaction.

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

     The shares being sold in our initial public offering are being distributed on a "best efforts" basis through participating NASD member firms.

     If we foreclose on a property securing a Residential Mortgage and sell that property, we may pay real estate brokerage fees which are reasonable, customary and competitive, taking into consideration the size, type and location of the property (the "Competitive Commission"), which shall not in the aggregate exceed 6% of the gross sales price of the property; however, as to the Advisor, a Trustee, or an Affiliate thereof, those fees shall be paid only if that person provides a substantial amount of services in the sales effort, in which case those fees shall not exceed the lesser of (i) a percentage of the gross sales price of a property equal to 50% of the Competitive Commission, or (ii) 3 percent of the gross sales price of a property. During the years ended December 31, 2002 we paid no fees to SCMI and in 2001 we paid $21,000 in real estate brokerage commissions to SCMI equal to 2.0% of the new sales prices of the loans.


Item 13. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report an evaluation was carried out under the supervision and with the participation of the Registrant?s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant?s disclosure controls and procedures as defined in Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that those disclosure controls and procedures were adequate to ensure that information required to be disclosed by the Registrant in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission?s rules and forms. There have been no significant changes in the Registrant?s internal controls or in the other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 14. EXHIBITS

EXHIBITS. See the Exhibit Index following for a list of the exhibits that are filed as part of this report.

Exhibit
NUMBER    DESCRIPTION                                                   PAGE
3.1       Form of Second Amended Restated Declaration of Trust          *

3.2       Bylaws of the Company                                         *

4.1       Form of certificate representing the shares                   *

4.2       Form of Reinvestment Plan (incorporated by reference
          from Appendix A of the prospectus to the Company?s
          Registration Statement on Form S-11 (File no. 333-56520),     **
          that was declared effective June 4, 2001)

4.3       Instruments defining the rights of
          security holders (See Exhibits 3.1, 3.2 and 4.1)              *

10.1      Advisory Agreement dated January 1, 2001 between
          the Company and UMT Advisors, Inc.                            ***

10.4      Note Sale, Recourse and Remarketing Agreement
          dated August 6, 1996 between the Company and
          South Central Mortgage, Inc.                                  *

10.5      Form of Mortgage Servicing Agreement to be entered
          into between the Company and South Central Mortgage, Inc.     *

10.6      $10,000,000  Revolving Loan Agreement dated
          July 11, 2001 between the Company and
          First State Bank of Texas NA                                  #

10.7      Funding Agreement dated December 15, 1997
          but effective January 1, 1997 between the
          Company and Mortgage Trust Advisors, Inc.                     ##

10.8      Interest Funding Agreement date July 1, 2001
          between the Company and UMT Advisors, Inc.                    ###

99.1      Certifications                                                E-1


      The exhibits marked with ?*? are incorporated by reference from the Company's Registration Statement on Form S-11 (File No. 333-10109) that was declared effective on March 5, 1997. The exhibit marked with ?**? is incorporated by reference from the Company's Registration Statement on Form S-
11 (File No. 333-56520) that was declared effective on June 4, 2001.   The
exhibit marked ?***? is incorporated by reference from our Form 10-KSB for the period ending December 31, 2000. The exhibit marked ?##? is incorporated by reference from the Company Form 10-KSB for the period ending December 31, 1997. The exhibit marked ?#? is incorporated by reference from the Company Form 10-KSB for the period ending June 30, 2001. The exhibit marked ?###? is incorporated by reference from the Company Form 10Q for the period ending September 30, 2001.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 31, 2003.


                                    UNITED MORTGAGE TRUST


                                    By: /S/CHRISTINE A. GRIFFIN
                                        Christine A. Griffin, President

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title              Date

Principal Executive Officer:


/S/ CHRISTINE A. GRIFFIN           Trustee, Chairman
Christine A. Griffin               of the Board        31-Mar-2003
                                   and President

Principal Financial and
  Accounting Officer:

/S/CHRISTINE A. GRIFFIN            Trustee, Chairman
Christine A. Griffin               of the Board        31-Mar-2003
                                   and President

/S/PAUL R. GUERNSEY                Trustee             31 Mar-2003
Paul R. Guernsey

/S/DOUGLAS R. EVANS                Trustee             31 Mar-2003
Douglas R. Evans

/S/RICHARD D. O?CONNOR, JR.        Trustee             31 Mar-2003
Richard D. O'Connor, Jr.

/S/MICHELE A. CADWELL              Trustee             31-Mar-2003
Michele A. Cadwell


EXHIBIT 99.1 ? Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

I, Christine A. Griffin, certify as Chief Executive Officer and Chief Financial Officer that:

1. I have reviewed this quarterly report on Form 10-KSB of United Mortgage
Trust;

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

March 27, 2003

/s/ Christine A Griffin
-----------------------
Christine A Griffin
Chief Executive Officer/Chief Financial Officer