Form 10-Q
period 2003-03-31
UNITED MORTGAGE TRUST
filed 2003-05-15
CIK 101390

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549



                            Form 10-Q



     [ x ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003

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

                           5,266,046
Number of shares of Registrant?s shares of beneficial interest outstanding as of March 31, 2003.

                               (i)

PART I  -- FINANCIAL INFORMATION

                             UNITED MORTGAGE TRUST
                                BALANCE SHEETS
                                            March 31,      December 31,
                                              2003             2002
                                           ----------------------------
                                           (unaudited)      (audited)
ASSETS
Cash                                       $   908,933       $  646,570
Investment in residential mortgages
  and contracts for deed                    37,829,257       38,975,771
Interim mortgages                           55,268,229       49,136,321
Accrued interest receivable                  2,163,462        1,917,088
Receivable from affiliate                      110,472          109,594
Equipment, less accumulated depreciation
  of $4,222 and $3,336, respectively            21,635           22,520
Other assets                                   254,998          284,027
                                           -----------       ----------
Total Assets                               $96,556,986      $91,091,891
                                           -----------       ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Line of credit                           $ 5,000,000      $ 6,245,000
  Dividend payable                             764,540          806,423
  Accounts payable & accrued
    liabilities                                139,774          550,880
                                           -----------       ----------
      Total Liabilities                    $ 5,904,314      $ 7,602,303
                                           -----------       ----------
Commitments and contingencies

Shares of beneficial interest
  redeemable, 1,078,309 shares
  issued and outstanding                    21,566,181       21,566,181

Shareholders' equity:
  Shares of beneficial interest; $.01 par
    Value; 100,000,000 shares authorized;
    4,310,610 and 3,897,229 shares
    issued and 4,187,737 and 3,778,180
      outstanding, respectively                 43,106           38,972
  Additional paid-in capital                72,559,912       65,354,916
  Advisor?s reimbursement                      397,588          397,588
  Cumulative distributions in excess
    of earnings                             (1,513,681)      (1,535,323)
  Retained earnings                               --               --
                                           -----------       ----------
                                            71,486,925       64,256,153
  Less treasury stock, 122,873 and
    shares 119,049 in 2003 and 2002,
    at cost                                 (2,400,434)      (2,332,746)
                                           -----------       ----------
      Total Shareholders' Equity           $69,086,491      $61,923,407
                                           -----------       ----------
Total Liabilities and
     Shareholders? Equity                  $96,556,986      $91,091,891
                                           -----------       ----------

See accompanying notes.

                           UNITED MORTGAGE TRUST
                                STATEMENTS OF INCOME
                                    (unaudited)

                                                Three Months Ended
                                                     March 31,
                                                2003          2002
                                             ------------------------
Revenues:
  Interest income                           $2,776,386      $1,681,170
  Gain (loss) on sale of notes                 (61,046)            808
                                            ----------      ----------
                                             2,715,340       1,681,978
                                            ----------      ----------
Expense:
  General and administrative                   124,940          53,612
  Interest expense                             102,975          15,135
  Loan servicing fee                            39,270          46,528
  Management fee                               162,919          83,363
                                            ----------      ----------
                                               430,104         198,638
                                            ----------      ----------
Net income                                  $2,285,236      $1,483,340
                                            ==========      ==========
Net income per share of beneficial
  interest                                       $0.46           $0.43
                                            ==========      ==========

Weighted average shares outstanding          4,921,402       3,452,353
                                            ==========      ==========

See accompanying notes.

                         UNITED MORTGAGE TRUST
                        STATEMENTS OF CASH FLOWS
                              (unaudited)
                                             For the Three Months Ended
                                                       March 31,
                                                  2003          2002
                                              ------------------------

Cash flows from operating activities:
  Net income                                  $ 2,285,236   $1,483,340
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      (Gain) Loss on sale of foreclosed
        property                                   61,046         (808)
      Depreciation and amortization                   885       (1,070)
      Net amortization of discount on
        mortgage investments                       (3,696)      (3,887)
      Changes in assets and liabilities:
        Accrued interest receivable              (246,374)    (308,991)
        Other assets                               29,029        9,874
        Accounts payable and accrued
          liabilities                            (411,106)      97,660
          Net cash provided by operating      -----------    ---------
            activities:                         1,715,020    1,276,118
                                              -----------    ---------
Cash flows from investing activities:
  Investment in residential mortgages
    and contracts for deed                       (530,534)  (1,727,862)
  Principal receipts on residential
    mortgages and contracts for deed            1,619,699      492,960
  Investment in interim mortgages             (19,912,117)  (9,312,580)
  Principal receipts on interim mortgages      13,780,209    5,353,288
        Net cash used in investing            -----------   ----------
         activities:                           (5,042,743)  (5,194,194)
                                              -----------   ----------
Cash flows from financing activities:
  Proceeds from issuance of shares of
    beneficial interest                         7,209,130    6,727,035
  Purchase of treasury stock                      (67,688)    (250,000)
  Net borrowings (payments) on
    credit line                                (1,245,000)    (810,000)
  Receivable from affiliate                          (879)      18,823
  Dividends                                    (2,305,477)  (1,674,903)
        Net cash provided by financing        -----------   ----------
          activities:                           3,590,086    4,010,955
                                              -----------   ----------
Net increase in cash                              262,363       92,879

Cash at beginning of period                       646,570       33,569
                                              -----------   ----------
Cash at end of period                         $   908,933   $  126,448
                                              -----------   ----------
Interest paid                                 $   102,975   $   15,135
                                              -----------   ----------

See accompanying notes.

                            UNITED MORTGAGE TRUST
                       Notes to Financial Statements
                               March 31, 2003

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

The Company is offering up to 5,000,000 Shares of Beneficial Interest at $20 per share on a "best efforts" basis. In addition, the Company is offering up to 750,000 Shares to investors who want to participate in its Reinvestment Plan.


2. Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in information disclosed in the notes to the financial statements for the year ended December 31, 2002 included in the Company?s 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, were made. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

3. Line-of-Credit

The Company has a twelve-month credit facility with a maximum borrowing limit of $10,000,000, which expires on July 10, 2003. The line-of-credit is collateralized with the assignment of certain Residential Mortgages. Interest on the outstanding balance was 5.25% at March 31, 2003.

4. Related Party Transactions

The Company has an Advisory Agreement with its Advisor, UMT Advisors, Inc. (?UMTA?) to manage the day-to-day operations of the Company and generally, the day-to-day expenses associated with running the Company are born by UMTA. The Company was charged a Trust Management Fee, calculated monthly, that was $162,919 and $83,363 for the three-month periods ended March 31, 2003 and 2002, respectively. The fee was calculated as 1/12th of 1/2 of 1% of the first $50,000,000 of income producing assets and 1/12th of 1% of income producing assets in excess of $50,000,000.

Under the terms of the Advisory Agreement the Company paid Acquisition Fees to the Advisor for providing services related to identifying and purchasing loans. The fee was calculated as 3% of Net Proceeds (Gross Proceeds less selling commissions and wholesaling and marketing allocations). Fees paid during the three-month periods were $204,225 and $198,831, respectively. These fees are capitalized as part of the acquisition cost of the mortgages.

The Company has a Mortgage Servicing Agreement with Prospect Service Corp. (formerly South Central Mortgage, Inc.) (?PSC?), an affiliate, incurring service fees of $39,270 and $46,528 for the three month periods ended March 31, 2003 and 2002, respectively.

ITEM 2. MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following section contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act and should be read in conjunction with our Financial Statements and related notes appearing in this Form 10-Q. Such forward-looking statements may be identified by the words ?anticipate,? ?believe,? ?estimate,? ?expect? or ?intend? and similar expressions. Forward looking statements are likely to address such matters as our business strategy, future operating results, future sources of funding for mortgage loans brokered by us, future economic conditions and pending litigation involving us each of which are discussed herein under the caption ?Factors that may Affect Future Results.?


               RESULTS OF OPERATIONS FOR THE THREE MONTHS
                     ENDED MARCH 31, 2003 AND 2002

     We were formed on July 12, 1996, however our business operations commenced in March 1997 when the Securities and Exchange Commission issued an order of registration for our initial public offering of Shares. A post-effective amendment to our registration dated June 4, 2001 was effective with the Securities and Exchange Commission order dated March 13, 2003. For more information please refer to the prospectus dated March 13, 2003, which is also available on our website www.unitedmortgagetrust.com.

LOANS PURCHASED DURING PERIODS

----------------------------------------------------------------
                                           March 31,
Loan Category                       2003               2002
-------------------------       --------------------------------
Residential Mortgages               8               30
Unpaid principal balance            $465,000        $1,618,000

Contracts for Deed                  1               3
Unpaid principal balance            $66,000         $110,000

Interim Mortgages
Net increase in principal           $6,132,000      $3,965,000
----------------------------------------------------------------

     During the three months ended March 31, 2003 we purchased eight Residential Mortgages and one Contract for Deed from third parties with an aggregate unpaid principal balance of approximately $531,000, at the time of purchase, compared to 30 Residential Mortgages and three Contracts for Deed with an aggregate unpaid principal balance of approximately $1,728,000 during the 2002 period. The average residential mortgage and contract for deed purchased in 2003 had an unpaid principal balance of $59,000 compared to $52,000 in the 2002 period. The average interest rate was 12.00% compared to 13.23% in the 2002 period. The terms remaining were 348 and 351, respectively, and the investment to value ratio was 80.15% and 78.69%, respectively.

     As of March 31, 2003 our mortgage portfolio in the aggregate consisted of 588 Residential Mortgages, 199 Contracts for Deed and 878 Interim Mortgages. As of the dates of purchase, the portfolio had an unpaid principal balance of $91,643,000, and was purchased for a discounted price of $90,898,000 (99.19% of the unpaid principal balance). The average loan in the portfolio had a blended interest rate of 12.92%, a current annual yield of 13.03%, an investment-to-value ratio of 71.39%, an unpaid principal balance of $55,000, and a term remaining of 305 months for Residential Mortgages and Contracts for Deed and less than 12 months for Interim Mortgages.

     By comparison, as of March 31, 2002 our mortgage portfolio in the aggregate consisted of 620 Residential Mortgages, 258 Contracts for Deed and 456 Interim Mortgages. As of the dates of purchase, the portfolio had an unpaid principal balance of $62,243,000, and was purchased for a discounted price of $61,377,000 (98.61% of the unpaid principal balance). The average loan in the portfolio had a blended interest rate of 12.25%, a current annual yield of 12.42%, an investment-to-value ratio of 74.42%, an unpaid principal balance of $47,000, and a term remaining of 339 months for Residential Mortgages and Contracts for Deed and less than 12 months for Interim Mortgages.

----------------------------------------------------------------
                                           March 31,
Balances as of the purchase date    2003               2002
----------------------------------------------------------------
Residential Mortgages               588             620
Unpaid principal balance            $26,964,000     $28,720,000

Contracts for Deed                  199             258
Unpaid principal balance            $9,320,000      $12,026,000

Interim Mortgages                   878             456
Unpaid principal balance            $55,358,000     $21,494,000
----------------------------------------------------------------

     All of the properties that were security for the Residential
Mortgages, Contracts for Deed and Interim Mortgages were located in the United States. Each of the properties was adequately covered by a mortgagee?s title insurance policy and hazard insurance.

     During the three-month periods ended March 31, 2003 and 2002 our investments generated approximately $2,776,000 and $1,681,000 of interest income, a 65% increase. The rise was attributed to additional mortgage investments purchased between periods (8% fewer Residential Mortgages and Contracts for Deed and 157% increase in Interim Mortgages). We purchase Mortgage Investments using Net Offering Proceeds derived from the sale of our Shares, loan principal returned when loans pay off and with our credit facility.

     The mix of our portfolio continued to change during the current quarter. The blended interest rate on the Interim Mortgage portion of our portfolio was 13.65% and 13.06%, respectively, compared to 11.82% and 11.82%, respectively, for Residential Mortgages and Contracts for Deed.

     The following table illustrates percentage of our portfolio dedicated to each loan category.
----------------------------------------------------------------
                                           March 31,
Loan Category                       2003               2002
---------------------           --------------------------------
Residential Mortgages                30%                47%
Contracts for Deed                   11%                19%
Interim Mortgages                    59%                34%
----------------------------------------------------------------

     Operating expenses for the three-month periods were approximately $430,000 and $199,000, a 117% increase. The increase was a result of increased loans outstanding and related activities. Operating expense as a percentage of income was 12.05% and 10.91%, respectively, for the 2003 and 2002 three-month periods, respectively.

     Interest expense during the comparable periods was approximately $103,000 and $15,000, a 580% increase driven by use of our credit facility which we use to purchase Mortgage Investments in advance of receiving proceeds from the sale of our shares. The outstanding balance of our credit facility at the end of each comparable period was $5,000,000 and zero, respectively.

     We took loan losses during the 2003 period of $61,000 compared to a slight gain in the 2002 period. The losses were in the Residential Mortgage and Contracts for Deed categories as we liquidated foreclosed properties in serious disrepair.

     Net income was approximately $2,285,000 and $1,483,000, a 54% increase, for the three months ended March 31, 2003 and 2002, respectively. Earnings per weighted average share were $0.46 and $0.43, respectively, a 7% increase.

     Our default rate as of March 31, 2003 was 4.06% compared to 5.5% at the end of the 2002 quarter. Recoursed defaulted loans were 1.51% and 2.03% and non-recoursed loans were 2.55% and 3.48%, respectively. During the 2003 quarter, 28 defaulted loans were sold compared to 3 during the 2002 quarter. A slow down in sales of defaulted loans began during the summer of 2001 and continued through 2002; that slow down has in part ended as we sold defaulted properties at a discount, accounting for the loan losses we experienced in the current quarter.

    Distributions to shareholders per share of beneficial interest during the comparable periods were $0.1533 and $0.1667 per share per month. In 2002 after restatement of our income statement, dividends were in excess of earnings which resulted in a return of capital.

               CAPITAL RESOURCES AND LIQUIDITY FOR
          THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

     We utilize funds made available from the sale of our shares, funds made available on our bank line of credit and repayment of principal on our loans to purchase Mortgage Investments.

---------------------------------------------------------------------
                                                  MARCH 31,
                                           2003              2002
                                        ----------------------------
Shares issued                               413,000          386,000
Number of new shareholders                      337              153
Gross offering proceeds                 $ 8,260,000      $ 7,721,000
Share repurchases                                        $  (250,000)
Net offering proceeds (after deduction
  of selling commissions and fees)      $ 7,210,000      $ 6,727,000
Principal receipts from Residential
  Mortgages and Contracts for Deed      $ 1,680,000      $   492,000
Principal receipts from
  Interim Mortgages                     $13,780,000      $ 5,353,000
Net borrowing from credit line          $(1,245,000)     $  (810,000)
---------------------------------------------------------------------

     On June 4, 2001 the Securities and Exchange Commission issued its order of effectiveness for the sale of an additional 5,750,000 shares of beneficial interest over and above the original registration of 2,500,000 shares. Of the new shares offered for sale, 750,000 were set aside for the Dividend Reinvestment Plan. On March 13, 2003 our post-effective amendment became effective.

     As of March 31, 2003, we had issued an aggregate of 5,388,919 shares of beneficial interest and repurchased into treasury, through our Share Repurchase Plan, 122,873 shares. Total shares outstanding were 5,266,046. Gross Offering proceeds were $108,000,000 with net proceeds after share repurchase were $95,000,000. By comparison at the end of the 2002-quarter we had issued 3,715,967 shares and repurchased 51,642 shares. Gross Offering Proceeds through the 2002 March quarter were $74,000,000 with Net Offering Proceeds to us of $65,000,000.

     With Trustee approval and effective July 10, 2002 we extended and increased our credit facility with the same lender to $10,000,000. The term of the agreement is 12 months. The line-of-credit was collateralized with the assignment of certain Residential Mortgages. Interest is calculated at the bank?s prime rate plus 0.50%, or 5.25%. We utilized the credit facility to acquire and warehouse Mortgage Investments as they become available. The outstanding balance of the line-of-credit was reduced as new offering proceeds were received. The outstanding loan balance at March 31, 2003 was $5,000,000 and zero at 2002-quarter?s end.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

No change.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The President, who is also a Trustee, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of a date (the ?Evaluation Date?) within 90 days prior to the filing date of this report. Based upon that evaluation, the President/Trustee concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that all material information relating the Company required to be filed in this quarterly report has been made known to her in a timely manner.

(b) Changes in internal controls.

There have been no significant changes made in our internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.

     We are offering up to 5,000,000 shares of beneficial interest at $20 per share on a "best efforts" basis. In addition, we are offering up to 750,000 Shares to investors who want to participate in our Reinvestment Plan. We use net proceeds from the sale of our shares to purchase first lien, fixed rate mortgages secured by single-family residential property throughout the United States.

     The following table sets forth information relating to shares of beneficial interest issued and the use of proceeds of the offering during the quarter ended March 31, 2003.

Shares issued                               413,381
Gross offering proceeds                  $8,267,620
Net offering proceeds (after deduction
  of selling commissions and fees)       $7,210,000



Item 3. Defaults Upon Senior Debentures.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

No reports on Form 8-K have been filed during the quarter.

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as
Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there under duly authorized.


                                        UNITED MORTGAGE TRUST
                                        (Registrant)



Date:  May 15, 2003                    /S/Christine A. Griffin
                                        Christine A. Griffin
                                             President

Exhibit 99.1 ? Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

I, Christine A. Griffin, certify as Chief Executive Officer and Chief Financial Officer that:

1. I have reviewed this quarterly report on Form 10-Q of United
Mortgage Trust;

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


May 15, 2003


/s/ Christine A Griffin
-----------------------
Christine A Griffin
Chief Executive Officer
Chief Financial Officer