Form 10-Q
period 2003-06-30
UNITED MORTGAGE TRUST
filed 2003-08-14
CIK 101390

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549



                            Form 10-Q



     [ x ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003

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

                           5,630,316

Number of shares of Registrant?s shares of beneficial interest outstanding as of June 30, 2003.

                               (i)

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
     Balance Sheets
     Unaudited Statements of Income
     Unaudited Statements of Cash Flows
     Notes to Financial Statements
Item 2. Management?s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures

PART II OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults upon Senior Debentures
Item 4. Submission of Matter to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

SIGNATURE
EXHIBITS

PART I  -- FINANCIAL INFORMATION

                             UNITED MORTGAGE TRUST
                                BALANCE SHEETS
                                            June 30,        December 31,
                                              2003              2002
                                           -----------------------------
                                           (unaudited)       (audited)
ASSETS
Cash                                       $  1,611,112      $   646,570
Investment in residential mortgages
  and contracts for deed                     36,974,779       38,975,771
Interim mortgages                            63,587,764       49,136,321
Accrued interest receivable                   2,453,107        1,917,088
Receivable from affiliate                        57,706          109,594
Equipment, less accumulated depreciation
  of $4,352 and $3,336, respectively             21,505           22,520
Other assets                                    246,325          284,027
                                           ------------      -----------
Total Assets                               $104,952,298      $91,091,891
                                           ------------      -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Line-of-credit                           $ 2,550,000      $ 6,245,000
  Dividend payable                             865,000          806,423
  Accounts payable & accrued
    liabilities                                 69,660          550,880
                                           -----------       ----------
      Total Liabilities                    $ 3,484,660      $ 7,602,303
                                           -----------       ----------
Commitments and contingencies

Shares of beneficial interest
  redeemable, 1,078,309 shares
  issued and outstanding                    21,566,181       21,566,181

Shareholders' equity:
  Shares of beneficial interest; $.01 par
    Value; 100,000,000 shares authorized;
    4,728,423 and 3,897,229 shares
    issued and 4,552,007 and 3,778,180
      outstanding, respectively                 47,284           38,972
  Additional paid-in capital                84,446,096       65,354,916
  Advisor?s reimbursement                      397,588          397,588
  Cumulative distributions in excess
    of earnings                             (1,487,596)      (1,535,323)
  Retained earnings                               --               --
                                           -----------       ----------
                                            83,403,372       64,256,153
  Less treasury stock, 176,416 and
    shares 119,049 in 2003 and 2002,
    at cost                                 (3,501,915)      (2,332,746)
                                           -----------       ----------
      Total Shareholders' Equity          $ 79,901,457      $61,923,407
                                           -----------       ----------
Total Liabilities and
     Shareholders? Equity                 $104,952,298      $91,091,891
                                           -----------       ----------

See accompanying notes.

                           UNITED MORTGAGE TRUST
                                STATEMENTS OF INCOME
                                    (unaudited)

                                 Three Months Ended       Six Months Ended
                                      June 30,                 June 30,
                               2003              2002   2003              2002
                               ----------------------   ----------------------
                                     (unaudited)              (unaudited)
Revenues:
  Interest income              $2,949,163  $1,997,755   $5,725,549  $3,678,925
  Losses on sales
    of foreclosed properties      (64,470)     (1,842)    (125,516)     (1,034)
                               ----------  ----------   ----------  ----------
                                2,884,693   1,995,913    5,600,033   3,677,891
                               ----------  ----------   ----------  ----------
Expense:
  General and administrative       75,102      31,649      200,042      85,251
  Interest expense                 37,666       2,844      140,641      17,989
  Loan servicing fee               36,900      50,791       76,170      97,319
  Management fee                  175,111     100,491      338,030     183,854
                               ----------  ----------   ----------  ----------
                                  324,779     185,775      754,883     384,413
                               ----------  ----------   ----------  ----------
Net income                     $2,559,914  $1,810,138   $4,845,150  $3,293,478
                               ==========  ==========   ==========  ==========
Net income per share
   of beneficial interest           $0.46       $0.47        $0.93       $0.90
                               ==========  ==========   ==========  ==========
Weighted average
    shares outstanding          5,510,048   3,865,715    5,215,725   3,659,755
                               ==========  ==========   ==========  ==========

See accompanying notes.

                         UNITED MORTGAGE TRUST
                        STATEMENTS OF CASH FLOWS
                              (unaudited)
                                             For the Six Months Ended
                                                       June 30,
                                                  2003          2002
                                              ------------------------

Cash flows from operating activities:
  Net income                                  $ 4,845,150   $ 3,293,478
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Losses on sales of foreclosed property      125,516         1,034
      Depreciation and amortization                 1,015        (8,440)
      Net amortization of discount on
        mortgage investments                      (51,712)       (7,774)
      Changes in assets and liabilities:
        Accrued interest receivable              (536,019)     (331,081)
        Other assets                               37,702         6,726
        Accounts payable and accrued
          liabilities                            (481,220)     (132,667)
          Net cash provided by operating      -----------    ----------
            activities:                         3,940,432     2,821,276
                                              -----------    ----------
Cash flows from investing activities:
  Investment in residential mortgages
    and contracts for deed                     (1,054,844)  (2,375,175)
  Principal receipts on residential
    mortgages and contracts for deed            2,982,033     1,700,010
  Investment in interim mortgages             (43,385,607)  (24,059,669)
  Principal receipts on interim mortgages      28,934,164    12,320,861
        Net cash used in investing            -----------   -----------
         activities:                          (12,524,254)  (12,413,973)
                                              -----------   -----------
Cash flows from financing activities:
  Proceeds from issuance of shares of
    beneficial interest                        19,099,492    13,785,042
  Purchases of treasury stock                  (1,169,169)     (550,040)
  Net borrowings (payments) on Line-
    of-credit                                  (3,695,000)      490,000
  Receivable from affiliate                        51,888       (13,696)
  Dividends                                    (4,738,847)   (3,536,582)
        Net cash provided by financing        -----------   -----------
          activities:                           9,548,364    10,174,724
                                              -----------   -----------
Net increase in cash                              964,542       582,027
Cash at beginning of period                       646,570        33,569
                                              -----------   -----------
Cash at end of period                         $ 1,611,112   $   615,596
                                              -----------   -----------
Interest paid                                 $   102,641   $    17,989
                                              -----------   -----------

See accompanying notes.

                            UNITED MORTGAGE TRUST
                       Notes to Financial Statements
                               June 30, 2003

1. Description of Business

The Company

United Mortgage Trust (the ?Company?) is a Maryland real estate investment trust which qualifies as a real estate investment trust (a ?REIT?) under federal income tax laws. The Advisor to the Company is UMT Advisors, Inc., (the ?Advisor?) a Texas corporation. The Company invests exclusively in first lien, fixed rate mortgages secured by single-family residential property throughout the United States. Such loans are originated by others to the Company?s specifications or to specifications approved by the Company. Most, if not all, of such loans are not insured or guaranteed by a federally owned or guaranteed mortgage agency.

The Company is offering up to 5,000,000 shares of beneficial interest at $20 per share on a "best efforts" basis. In addition, the Company is offering up to 750,000 Shares to investors who want to participate in its Reinvestment Plan.

The Company was required to file a post-effective amendment to the registration statement by April 30, 2002 to include updated financial information and did not do so until November 4, 2002. As a result, the Company faces a contingent liability for rescission in the approximate amount of $22 million plus interest (the amount of which will be subject to the laws of the state in which the purchaser resides) and less the dividends paid to those persons who purchased shares between May 1, 2002 and October 31, 2002 when the Company stopped selling shares. During that period approximately 1,118,000 shares were sold for gross offering proceeds of approximately $22 million. In August, the Company has filed a Form S-11 with the Securities and Exchange Commission and when effective will make the rescission offer.

2. Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in information disclosed in the notes to the financial statements for the year ended December 31, 2002 included in the Company?s 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, were made. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

3. Line-of-Credit

The Company had a twelve-month credit facility with a maximum borrowing limit of $10,000,000, which expired on July 10, 2003. The line-of-credit was extended for twelve months on July 11, 2003 with an interest rate of 4.5%. It is collateralized with the assignment of certain Residential Mortgages and Contracts for Deed. Interest on the outstanding balance was 4.75% at June 30, 2003.

4. Related Party Transactions

The Company has an Advisory Agreement with its Advisor, UMT Advisors, Inc. (?UMTA?) to manage the day-to-day operations of the Company and generally, the day-to-day expenses associated with running the Company are born by UMTA. The Company was charged a Trust Management Fee, calculated monthly, that was $175,111 and $100,491 for the three month periods, and $338,030 and $183,854 for the six month periods ended June 30, 2003 and 2002, respectively. The fee was calculated as 1/12th of 1/2 of 1% of the first $50,000,000 of income producing assets and 1/12th of 1% of income producing assets in excess of $50,000,000.

Under the terms of the Advisory Agreement the Company paid Acquisition Fees to the Advisor for providing services related to identifying and purchasing loans. The fee was calculated as 3% of Net Proceeds (Gross Proceeds less selling commissions and wholesaling and marketing allocations). Fees paid during the three month periods were $303,551 and $207,159, respectively, and $507,776 and $405,990 for the six month periods ended June 30, 2003 and 2002, respectively.

The Company has a Mortgage Servicing Agreement with Prospect Service Corp. (formerly South Central Mortgage, Inc.) (?PSC?), an affiliate, incurring service fees of $36,900 and $50,791 for the three month periods, respectively, and $76,170 and $97,319 for the six month periods ended June 30, 2003 and 2002, respectively.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

     We were formed on July 12, 1996, however our business operations commenced in March 1997 when the Securities and Exchange Commission issued an order of registration for our initial public offering of Shares. A post-effective amendment to our registration was effective with the Securities and Exchange Commission order dated August 8, 2003. For more information please refer to the prospectus dated August 8, 2003, which is also available on our website www.unitedmortgagetrust.com.

     On June 30, 2003, we received a closing agreement from the Internal Revenue Service wherein they confirmed our status as a REIT and levied no taxes or penalties. We requested a closing agreement because our 2001 federal tax return characterized certain amounts that, if given effect, would mean that we did not meet one of the requirements for classification as a REIT.

LOANS PURCHASED during the three months and six months ended
June 30, 2003 and 2002
------------------------------------------------------------------------------
                                  Three months               Six months
Loan Category                2003              2002   2003                2002
-------------------------    ----------------------   ------------------------
Residential Mortgages        4           14           12           44
Unpaid principal balance     $190,000    $518,000     $569,000     $2,214,000

Contracts for Deed           6           0            7            3
Unpaid principal balance     $230,000    $0           $286,000     $160,000

Interim Mortgages
Net increase in principal    $8,693,000  $7,780,000   $14,451,000  $11,744,000
------------------------------------------------------------------------------

                                  -6-

     During the three months and six months ended June 30, 2003 we purchased a modest number of Residential Mortgages and Contracts for deed and we had a significant number of them prepay for a net decrease in the number of Residential Mortgages and Contracts for Deed. Our largest growth area was Interim Mortgages, the majority of which came from affiliated parties. This compares to a modest increase in the 2002 quarter of 14 Residential Mortgages with an aggregate UPB of $518,000 and 44 Residential Mortgages and 3 Contracts for Deed with an aggregate UPB $2,375,000 during the six months of 2002.

     As of June 30, 2003 our mortgage portfolio in the aggregate consisted of 562 Residential Mortgages, 189 Contracts for Deed and 990 Interim Mortgages. As of the dates of purchase, the portfolio had an unpaid principal balance of $98,177,000, and was purchased for a discounted price of $97,461,000 (99.27% of the unpaid principal balance). The average loan in the portfolio had a blended interest rate of 12.98%, a current annual yield of 13.07%, an investment-to-value ratio of 73.36%, an unpaid principal balance of $56,000, and a term remaining of 291 months for Residential Mortgages and Contracts for Deed and less than 12 months for Interim Mortgages.

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

----------------------------------------------------------------
                                            June 30,
Balances as of the purchase date    2003               2002
----------------------------------------------------------------
Residential Mortgages               562             617
Unpaid principal balance            $26,820,000     $28,453,000

Contracts for Deed                  189             250
Unpaid principal balance            $8,770,000      $11,628,000

Interim Mortgages                   990             582
Unpaid principal balance            $63,588,000     $29,274,000
----------------------------------------------------------------

     All of the properties that were security for the Residential
Mortgages, Contracts for Deed and Interim Mortgages were located in the United States. Each of the properties was adequately covered by a mortgagee?s title insurance policy and hazard insurance.

     During the three month periods ended June 30, 2003 and 2002 our investments generated approximately $2,949,000 and $1,998,000 of interest income, a 48% increase, and during the six-month periods they generated approximately $5,726,000 and $3,679,000 of interest income, a 56% increase. The rise was attributed to mortgage investments purchased between periods (5% fewer Residential Mortgages and Contracts for Deed and 29% increase in Interim Mortgages since the March 2003 quarter). We purchase Mortgage Investments using Net Offering Proceeds derived from the sale of our Shares, loan principal returned when loans pay off and with our credit facility.

     Our portfolio mix continued to change during the current period. The blended interest rate on the Interim Mortgage portion of our portfolio at June 30, 2003 and 2002 was 13.61% and 13.29%, respectively, compared to 11.81% and 11.85%, respectively, for Residential Mortgages and Contracts for Deed.

     The following table illustrates percentage of our portfolio dedicated to each loan category at the end of each period.
----------------------------------------------------------------
                                            June 30,
Loan Category                       2003               2002
---------------------           --------------------------------
Residential Mortgages                27%                41%
Contracts for Deed                    9%                17%
Interim Mortgages                    64%                42%
----------------------------------------------------------------

     Operating expenses for the three-month periods were approximately $325,000 and $186,000, respectively, a 75% increase, and $755,000 and $384,000 for the six month periods, respectively, a 96% increase. Management fees increased 74% and 84%, in the three and six month periods, respectively. Fees increase as the size of the portfolio increases. Interest expense also increased between three month and six month periods because of a greater reliance on our credit facility. We use our line of credit to pre-purchase loans and then pay it down as we receive proceeds from the sale of our shares. General and administrative expenses increased during both comparable periods due to legal fees relating to the closing agreement with the IRS and expenses related to foreclosures. Operating expenses as a percentage of revenue was 9.95% and 9.17%, respectively, for the 2003 and 2002 three-month periods, and 10.97% and 9.96%, respectively, for the comparable six-month periods. Operating expenses as a percentage of average invested assets was 0.30% and 0.29%, respectively, for the 2003 and 2002 three-month periods, and 0.65% and 0.57%, respectively, for the comparable six-month periods.

     We took loan losses during the 2003 quarter of approximately $64,000 compared to $2,000 in the 2002 quarter. Loan losses during the comparable six-month periods were $126,000 and $1,000, respectively. The losses were in the Residential Mortgage and Contracts for Deed categories as we liquidated foreclosed properties in serious disrepair.

     Net income was approximately $2,560,000 and $1,810,000, a 41% increase, for the three months ended June 30, 2003 and 2002, respectively. Earnings per weighted average share were $0.46 and

$0.47, respectively. Net income was approximately $4,845,000 and $3,293,000, a 47% increase, for the six months ended June 30, 2003 and 2002, respectively. Earnings per weighted average share were $0.93 and $0.90, respectively.

     Our default rate as of June 30, 2003 was 3.98% compared to 4.68% at the end of the 2002 quarter. Recoursed defaulted loans were 0.73% and 1.67%, respectively. During the 2003 quarter, 30 defaulted loans were sold compared to 15 during the 2002 quarter. During the six-month periods we sold 58 and 17 REO (real estate owned through foreclosure) properties, respectively. A slow down in sales of defaulted loans began during the summer of 2001 and continued through 2002; that slow down has in part ended as we sold defaulted properties at a discount, accounting for the loan losses we experienced in the current quarter and six-month period.

    Distributions to shareholders per share of beneficial interest during the comparable periods were $0.1533 and $0.1667 per share per month. In 2002 after restatement of our income statement, dividends were in excess of earnings which resulted in a return of capital.



CAPITAL RESOURCES AND LIQUIDITY FOR THE THREE MONTHS AND SIX MONTHS ENDED June 30, 2003 AND 2002

     We utilize funds made available from the sale of our shares, funds made available on our bank line of credit and repayment of principal on our loans to purchase Mortgage Investments.

--------------------------------------------------------------------
                                         Three months ended June 30,
                                           2003              2002
                                        ----------------------------
Shares issued                               677,000          405,000
Number of new shareholders                      308              172
Gross offering proceeds                 $13,545,000      $ 8,108,000
Share repurchases                       $(1,101,000)     $  (300,000)
Net offering proceeds (after deduction
  of selling commissions and fees)      $11,889,000      $ 7,115,000
Principal receipts from Residential
  Mortgages and Contracts for Deed      $ 1,302,000      $ 1,162,000
Principal receipts from
  Interim Mortgages                     $15,154,000      $ 6,651,000
Net borrowings (payments on)
  line-of-credit                        $(2,450,000)     $ 1,300,000
---------------------------------------------------------------------

                                          Six months ended June 30,
                                           2003              2002
                                        ----------------------------
Shares issued                             1,090,000          791,000
Number of new shareholders                      645              325
Gross offering proceeds                 $21,805,000      $15,829,000
Share repurchases                       $(1,169,000)     $  (550,000)
Net offering proceeds (after deduction
  of selling commissions and fees)      $19,099,000      $13,785,000
Principal receipts from Residential
  Mortgages and Contracts for Deed      $ 2,982,000      $ 1,700,000
Principal receipts from
  Interim Mortgages                     $28,934,000      $12,321,000
Net borrowings (payments on)
  line-of-credit                        $(3,695,000)     $   490,000
---------------------------------------------------------------------

     On June 4, 2001 the Securities and Exchange Commission issued its order of effectiveness for the sale of an additional 5,750,000 shares of beneficial interest over and above the original registration of 2,500,000 shares. Of the new shares offered for sale, 750,000 were set aside for the Dividend Reinvestment Plan. On August 8, 2003 our post-effective amendment became effective.

    We were required to file a post-effective amendment to the registration statement by April 30, 2002 to include updated financial information and did not do so until November 4, 2002. As a result, we face a contingent liability for rescission in the approximate amount of $22 million plus interest (the amount of which will be subject to the laws of the state in which the purchaser resides) and less the dividends paid to those persons who purchased our Shares between May 1, 2002 and October 31, 2002 when we stopped selling Shares. During that period we sold approximately 1,118,000 Shares for gross offering proceeds of approximately $22 million. We filed a Form S-11 with the Securities and Exchange Commission in August and when effective we will make a rescission offer.

     As of June 30, 2003, we had issued an aggregate of 6,065,764 shares of beneficial interest and repurchased into treasury, through our Share Repurchase Plan, 176,416 shares. Total shares outstanding were 5,630,316. Gross Offering proceeds were $121,000,000 and net proceeds, after share repurchase of $3,502,000, were $103,500,000. By comparison at the end of the 2002-quarter we had issued 4,121,351 shares and repurchased 66,644 shares and shares outstanding of 4,054,707. Gross Offering Proceeds at June 30, 2002 were $82,175,000 with Net Offering Proceeds to us of $72,173,000.

     With Trustee approval and effective July 11, 2003 we extended our credit facility with the same lender to $10,000,000. The term of the agreement is 12 months. The line-of-credit was collateralized with the assignment of certain Residential Mortgages. Interest was calculated at the bank?s prime rate plus 4.50%. We utilized the credit facility to acquire and warehouse Mortgage Investments as they become available. The outstanding balance of the line-of-credit was reduced as new offering proceeds were received. The outstanding line-of-credit balance at June 30, 2003 was $2,550,000 and $1,300,000 at 2002-quarter?s end.

     On June 12, 2003, with Trustee approval, we entered into a letter of intent with Bayview Financial Trading Group, L.P., (?Bayview?) that contemplates the sale of a 75% interest in approximately 60% of our long-term Residential Mortgages and Contracts for Deed (the ?Loan Pool?). We will transfer the Loan Pool to a Special Purpose Entity (?SPE?) and a Senior Security Certificate equaling 75% of the Loan Pool with a 9.25% coupon will be issued to Bayview and we will receive a Subordinate Security Certificate equal to 25% of the Loan Pool with an 11.66% coupon and earn approximately 2.41% on the Senior Security. We will receive cash equal to 75% of the unpaid principal balance of the loans transferred. We believe that the transaction will increase the yield of our remaining long-term portfolio interests and allow us to reallocate cash from these investments to interim Mortgages with average yields at or above 13.66%. The completion of the transaction is dependent on a successful due diligence review by Bayview.

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

     The following table sets forth information relating to shares of beneficial interest issued and the use of proceeds of the offering during the quarter ended June 30, 2003.

Shares issued                               677,000
Number of new shareholders                      308
Gross offering proceeds                 $13,473,000
Loans purchased                         $(9,113,000)
Credit line paid down                   $(2,450,000)

    We were required to file a post-effective amendment to the registration statement by April 30, 2002 to include updated financial information and did not do so until November 4, 2002. As a result, we face a contingent liability for rescission in the approximate amount of $22 million plus interest (the amount of which will be subject to the laws of the state in which the purchaser resides) and less the dividends paid to those persons who purchased our Shares between May 1, 2002 and October 31, 2002 when we stopped selling Shares. During that period we sold approximately 1,118,000 Shares for gross offering proceeds of approximately $22 million. We filed a Form S-11 with the Securities and Exchange Commission in August and when effective we will make a rescission offer.

None.


Item 3. Defaults Upon Senior Debentures.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

     On June 30, 2003, we received a closing agreement from the Internal Revenue Service wherein they confirmed our status as a REIT and levied no taxes or penalties. We requested a closing agreement because our 2001 federal tax return characterized certain amounts that, if given effect, would mean that we did not meet one of the requirements for classification as a REIT.

Item 6. Exhibits and Reports on Form 8-K.

No reports on Form 8-K have been filed during the quarter.

Exhibit 31.1 Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there under duly authorized.


                                        UNITED MORTGAGE TRUST
                                        (Registrant)



Date:  August 14, 2003                  /S/Christine A. Griffin
                                           Christine A. Griffin
                                               President

Exhibit 31.1 ? Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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


August 14, 2003


/s/ Christine A Griffin
-----------------------
Christine A Griffin
Chief Executive Officer
Chief Financial Officer


Exhibit 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

I, Christine A. Griffin, certify as Chief Executive Officer and Chief Financial Officer that:

(1) The Company?s Quarterly Report on Form 10Q for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 14, 2003


/s/ Christine A Griffin
-----------------------
Christine A Griffin
Chief Executive Officer
Chief Financial Officer

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed files by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. This certification shall not be deemed incorporated by reference in any filing under the Securities Act or Exchange Act, except to the extent that the Company specifically incorporates it by reference.

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form with the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.
                                  -E-II-