Form 10-Q
period 2003-09-30
UNITED MORTGAGE TRUST
filed 2003-11-12
CIK 101390

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549



                            Form 10-Q



     [ x ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003

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



     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ]      No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [ X ]


                             6,651,768

              Number of shares of Registrant?s shares of beneficial interest outstanding as of September 30, 2003.


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

PART II OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults upon Senior Debentures
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

SIGNATURE
EXHIBITS

PART I  -- FINANCIAL INFORMATION

                             UNITED MORTGAGE TRUST
                                BALANCE SHEETS
                                           September 30,    December 31,
                                              2003              2002
                                           -----------------------------
                                           (unaudited)       (audited)
ASSETS
Cash                                       $ 11,816,675      $   646,570
Investment in residential mortgages
  and Contracts for Deed                     35,500,094       38,975,771
Interim mortgages                            65,200,382       49,136,321
Accrued interest receivable                   3,072,494        1,917,088
Receivable from affiliate                        56,479          109,594
Equipment, less accumulated depreciation
  of $4,482 and $3,336, respectively             21,375           22,520
Other assets                                    360,276          284,027
                                           ------------      -----------
Total Assets                               $116,027,775      $91,091,891
                                           ------------      -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Line-of-credit                           $    --          $ 6,245,000
  Dividend payable                             981,853          806,423
  Accounts payable & accrued
    liabilities                                 10,593          550,880
                                           -----------       ----------
      Total Liabilities                    $   992,446      $ 7,602,303
                                           -----------       ----------

Commitments and contingencies                   --               --

Shares of beneficial interest
  redeemable, 1,078,309 shares
  issued and outstanding                    21,566,181       21,566,181

Shareholders' equity:
  Shares of beneficial interest; $.01 par
    value; 100,000,000 shares authorized;
    5,967,323 and 3,897,229 shares
    issued and 5,573,459 and 3,778,180
      outstanding, respectively                 59,673           38,972
  Additional paid-in capital               101,770,619       65,354,916
  Advisor?s reimbursement                      397,588          397,588
  Cumulative distributions in excess
    of earnings                             (1,541,383)      (1,535,323)
                                           -----------       ----------
                                           100,686,497       64,256,153
  Less treasury stock, 393,864 and
    119,049 shares in 2003 and 2002,
    at cost                                 (7,217,349)      (2,332,746)
                                           -----------       ----------
      Total Shareholders' Equity          $ 93,469,148      $61,923,407
                                           -----------       ----------
Total Liabilities and
     Shareholders? Equity                 $116,027,775      $91,091,891
                                           -----------       ----------

See accompanying notes.

                           UNITED MORTGAGE TRUST
                                STATEMENTS OF INCOME
                                    (unaudited)

                                 Three Months Ended       Nine Months Ended
                                    September 30,            September 30,
                               2003              2002   2003              2002
                               ----------------------   ----------------------
                                     (unaudited)              (unaudited)
Revenues:
  Interest income              $3,088,519  $2,154,337   $8,814,068  $5,833,613
  Losses on sales
    of foreclosed properties      (41,287)     (2,372)    (166,803)     (3,406)
                               ----------  ----------   ----------  ----------
                                3,047,232   2,151,965    8,647,265   5,830,207
                               ----------  ----------   ----------  ----------
Expense:
  General and administrative       63,221      54,722      263,263     139,999
  Interest (income) expense        (1,154)      2,844      139,487      20,823
  Loan servicing fee               31,348      49,842      107,518     147,161
  Management fee                  188,585     119,008      526,615     302,862
                               ----------  ----------   ----------  ----------
                                  282,000     226,416    1,036,883     610,845
                               ----------  ----------   ----------  ----------
Net income                     $2,765,232  $1,925,549   $7,610,382  $5,219,362
                               ==========  ==========   ==========  ==========
Net income per share
   of beneficial interest           $0.45       $0.45        $1.38       $1.35
                               ==========  ==========   ==========  ==========
Weighted average
    shares outstanding          6,124,492   4,288,840    5,518,647   3,868,760
                               ==========  ==========   ==========  ==========

See accompanying notes.

                         UNITED MORTGAGE TRUST
                        STATEMENTS OF CASH FLOWS
                              (unaudited)
                                             For the Nine Months Ended
                                                    September 30,
                                                  2003          2002
                                              ------------------------

Cash flows from operating activities:
  Net income                                  $ 7,610,382   $ 5,219,362
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Losses on sales of foreclosed property      166,803         3,406
      Depreciation and amortization                 1,145       (15,731)
      Net amortization of discount on
        mortgage investments                      (48,681)      (11,663)
      Changes in assets and liabilities:
        Accrued interest receivable            (1,155,406)     (622,240)
        Other assets                              (76,249)      (50,828)
        Accounts payable and accrued
          liabilities                            (540,287)     (130,246)
          Net cash provided by operating      -----------    ----------
            activities:                         5,957,707     4,392,060
                                              -----------    ----------
Cash flows from investing activities:
  Investment in residential mortgages
    and Contracts for Deed                     (1,908,716)  (3,346,413)
  Principal receipts on residential
    mortgages and Contracts for Deed            5,266,269     3,328,506
  Investment in interim mortgages             (72,239,079)  (43,119,618)
  Principal receipts on interim mortgages      56,175,022    21,272,218
        Net cash used in investing            -----------   -----------
         activities:                          (12,706,504)  (21,865,307)
                                              -----------   -----------
Cash flows from financing activities:
  Proceeds from issuance of shares of
    beneficial interest                        36,436,403    21,976,768
  Purchases of treasury stock                  (4,884,603)   (1,067,560)
  Net borrowings (payments) on line-
    of-credit                                  (6,245,000)    4,335,000
  Receivable from affiliate                        53,115         2,706
  Dividends                                    (7,441,013)   (5,613,086)
        Net cash provided by financing        -----------   -----------
          activities:                          17,918,902    19,633,828
                                              -----------   -----------
Net increase in cash                           11,170,105     2,160,581
Cash at beginning of period                       646,570        33,569
                                              -----------   -----------
Cash at end of period                         $11,816,675   $ 2,194,150
                                              -----------   -----------
Supplemental information:
  Interest paid                               $   139,487   $    20,823
                                              -----------   -----------

See accompanying notes.

                            UNITED MORTGAGE TRUST
                       Notes to Financial Statements
                             September 30, 2003
                                (Unaudited)

1. Description of Business

The Company

United Mortgage Trust (the ?Company?) is a Maryland real estate investment trust which qualifies as a real estate investment trust (a ?REIT?) under federal income tax laws. The advisor to the Company is UMT Advisors, Inc., (?UMTA?) a Texas corporation. The Company invests exclusively in first lien, fixed rate mortgages secured by single-family residential property throughout the United States. Such loans are originated by others to the Company?s specifications or to specifications approved by the Company. Most, if not all, of such loans are not insured or guaranteed by a federally owned or guaranteed mortgage agency. The Company?s corporate offices are located in Dallas, Texas.

The Company was required to file a post-effective amendment to the registration statement by April 30, 2002 to include updated financial information and did not do so until November 4, 2002. As a result, the Company faces a contingent liability for rescission in the approximate amount of $22 million plus interest (the amount of which will be subject to the laws of the state in which the purchaser resides) and less the dividends paid to those persons who purchased shares between May 1, 2002 and October 31, 2002 when the Company stopped selling shares. During that period approximately 1,118,000 shares were sold for gross offering proceeds of approximately $22 million. In August, the Company filed a Form S-11 with the Securities and Exchange Commission (?SEC?) and received comments, to which the Company is currently in the process of responding. The Company anticipates responding to the comments in mid-November and anticipates an effective filing in late November or early December. The Company will begin the rescission offer once effective.

The Company recently filed a Form S-11 with the SEC requesting deregistration of its remaining shares of beneficial interest. The SEC?s order of effectiveness was dated October 27, 2003, which terminated the offering of shares. The Company intends to file an S-3 registration to reinstate its dividend reinvestment plan the second week of November. Upon receipt at the SEC an effectiveness order will be issued.

2. Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in information disclosed in the notes to the financial statements for the year ended December 31, 2002 included in the

Company?s 10-KSB filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, were made. Operating results for the three and nine month ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

3. Line-of-Credit

The Company had a twelve-month credit facility with a maximum borrowing limit of $10,000,000, which expired on July 10, 2003. The line-of-credit was extended for twelve months on July 11, 2003 with an interest rate of 4.5%. It is collateralized with the assignment of certain residential mortgages and contracts for deed. There was no outstanding balance at September 30, 2003.

4. Related Party Transactions

The Company has an Advisory Agreement with UMTA to manage the day-to-day operations of the Company and generally, the day-to-day expenses associated with running the Company are born by UMTA. The Company was charged a trust management fee, calculated monthly, that was $188,585 and $119,008 for the three month periods, and $526,615 and $302,862 for the nine month periods ended September 30, 2003 and 2002, respectively. The fee was calculated as 1/12th of 1/2 of 1% of the first $50,000,000 of income producing assets and 1/12th of 1% of income producing assets in excess of $50,000,000.

Under the terms of the Advisory Agreement the Company paid acquisition fees to UMTA for providing services related to identifying and purchasing loans. The fee was calculated as 3% of net proceeds (gross proceeds less selling commissions and wholesaling and marketing allocations). Fees paid during the three month periods were $481,115 and $237,400, respectively, and $988,891 and $643,390 for the nine month periods ended September 30, 2003 and 2002, respectively.

The Company has a Mortgage Servicing Agreement with Prospect Service Corp. (formerly South Central Mortgage, Inc.) (?PSC?), an affiliate, incurring service fees of $31,348 and $49,842 for the three month periods, respectively, and $107,518 and $147,161 for the nine month periods ended September 30, 2003 and 2002, respectively.

ITEM 2. MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following section contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act and should be read in conjunction with our Financial Statements and related notes appearing in this Form 10-Q. Such forward-looking statements may be identified by the words ?anticipate,? ?believe,? ?estimate,? ?expect? or ?intend? and similar expressions. Forward looking statements are likely to address such matters as our business strategy, future operating results, future sources of funding for mortgage loans brokered by us, future economic conditions and pending litigation involving us each of which are discussed herein.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED
SEPTEMBER 30, 2003 AND 2002

     We were formed on July 12, 1996, however our business operations commenced in March 1997 when the Securities and Exchange Commission (?SEC?) issued an order of registration for our initial public offering of shares of beneficial interest. A post-effective amendment to our registration was effective with the SEC order dated August 26, 2003. For more information please refer to the prospectus dated August 26, 2003, which is also available on our website www.unitedmortgagetrust.com.

LOANS PURCHASED during the three months and nine months ended
September 30, 2003 and 2002
--------------------------------------------------------------------------------
                                 Three months               Nine months
Loan Category              2003              2002    2003                2002
-------------------------  -----------------------   -------------------------
Residential Mortgages      5            16           17            57
Unpaid principal balance   $442,000     $549,000     $1,011,000    $3,045,000

Contracts for Deed         0            4            7             7
Unpaid principal balance   $0           $189,000     $286,000      $300,000

Interim Mortgages
Net increase in principal  $1,613,000   $10,104,000  $16,064,000   $21,847,000
--------------------------------------------------------------------------------

     During the three months and nine months ended September 30, 2003 we purchased a modest number of Residential Mortgages and Contracts for Deed and we had a significant number of them prepay for a net decrease in the number of Residential Mortgages and Contracts for Deed. During the three months we funded $28,853,000 of Interim Mortgages and after loan payoffs had a modest increase of $1,613,000. During the nine months we funded $72,239,000 and after payoffs have a net increase in the portfolio of $16,064,000.

     This compares to a modest addition of 16 Residential Mortgages and four Contracts for Deed during the three months of 2002 and 57 Residential Mortgages and 7 Contracts for Deed during the nines months of 2002. The significant growth in the 2002 periods was Interim Mortgage. During the three months we funded $18,983,000 of Interim Mortgages and after loan payoffs had an increase of $10,104,000. During the nine months we funded $43,120,000 and after payoffs have a net increase in the portfolio of $21,853,000.

     As of September 30, 2003 our mortgage portfolio in the aggregate consisted of 543 Residential Mortgages, 167 Contracts for Deed and 1,088 interim Mortgages. As of the dates of purchase, the portfolio had an unpaid principal balance of $100,700,000, and was purchased for a discounted price of $99,995,000 (99.30% of the unpaid principal balance). The average loan in the portfolio had a blended interest rate of 13.04%, a current annual yield of 13.13%, an investment-to-value ratio of 70.82%, an unpaid principal balance of $56,000, and a term remaining of 274 months for Residential Mortgages and Contracts for Deed and less than 12 months for Interim Mortgages.

     As of September 30, 2002 our mortgage portfolio in the aggregate consisted of 612 Residential Mortgages, 241 Contracts for Deed and 765 Interim Mortgages. As of the dates of purchase, the portfolio had an unpaid principal balance of $79,087,000, and was purchased for a discounted price of $78,272,000 (98.97% of the unpaid principal balance). The portfolio had a blended interest rate of 12.64%, a current annual yield of 12.78%, an investment-to-value ratio of 70.41%, an average unpaid principal balance of $49,000, and an average term remaining of 326 months for Residential Mortgages and Contracts for Deed and less than 12 months for Interim Mortgages.

     All of the properties that were security for the Residential
Mortgages, Contracts for Deed and Interim Mortgages were located in the United States. Each of the properties was adequately covered by a mortgagee?s title insurance policy and hazard insurance.

     During the three month periods ended September 30, 2003 and 2002 our investments generated approximately $3,047,000 and $2,152,000, respectively, of interest income, a 42% increase, and during the nine-month periods they generated approximately $8,647,000 and $5,830,000, respectively, of interest income, a 48% increase. The rise was attributed to mortgage investments purchased between periods (9% fewer Residential Mortgages and Contracts for Deed and 33% increase in Interim Mortgages since year end 2002). We purchase Mortgage Investments using Net Offering Proceeds derived from the sale of our shares of beneficial interest, loan principal returned when loans pay off and with our credit facility as necessary.

     Our portfolio mix continued to change during the current period. The blended interest rate on the Interim Mortgage portion of our portfolio at September 30, 2003 and 2002 was 13.66% and 13.45%, respectively, compared to 11.80% and 11.84%, respectively, for Residential Mortgages and Contracts for Deed.

     The following table illustrates the percentage of our portfolio dedicated to each loan category at the end of each period.
----------------------------------------------------------------
                                            September 30,
Loan Category                       2003               2002
---------------------           --------------------------------
Residential Mortgages                27%                32%
Contracts for Deed                    8%                12%
Interim Mortgages                    65%                56%
----------------------------------------------------------------

     Operating expenses for the three-month periods were approximately $282,000 and $226,000, respectively, a 25% increase, and $1,037,000 and $611,000 for the nine month periods, respectively, a 70% increase. Operating expenses include management fees, which increased 58% and 74%, in the three and nine month periods, respectively. Fees increase as the size of the portfolio increases. Interest expense decreased between the three months comparative periods and increased 570% when comparing the nine month periods because of a greater reliance on our credit facility. We use our line of credit to pre-purchase loans and then pay it down as we receive proceeds from the sale of our shares. Loan servicing fees decreased by 37% and 27% between the comparative three and nine month periods. General and administrative expenses increased 16% and 88% between comparative three and nine month periods, primarily due to legal fees relating to the closing agreement with the IRS and expenses related to foreclosures (make ready expenses not recovered when selling real estate owned by us through foreclosure (?REO?)). Operating expenses as a percentage of revenue was 9.22% and 10.39%, respectively, for the 2003 and 2002 three-month periods, and 10.38% and 10.12%, respectively, for the comparable nine-month periods. Operating expenses as a percentage of average invested assets was 0.30% and 0.33%, respectively, for the 2003 and 2002 three-month periods, and 0.93% and 0.87%, respectively, for the comparable nine-month periods.

     We took loan losses during the 2003 quarter of approximately $41,000 compared to $2,000 in the 2002 quarter. Loan losses during the comparable nine-month periods were $167,000 and $3,000, respectively. The losses were in the Residential Mortgage and Contracts for Deed categories as we liquidated foreclosed properties in serious disrepair.

     Net income was approximately $2,765,000 and $1,926,000, a 44% increase, for the three months ended September 30, 2003 and 2002, respectively. Earnings per weighted average share were $0.45 and $0.45, respectively. Net income was approximately $7,610,000 and $5,219,000, a 46% increase, for the nine months ended September 30, 2003 and 2002, respectively. Earnings per weighted average share were $1.38 and $1.35, respectively.

     Our default rate as of September 30, 2003 was 3.42% compared to 4.88% at the end of the 2002 quarter. Recoursed defaulted loans were 0.65% and 1.69%, respectively. During the 2003 quarter, 30 defaulted loans were sold compared to 14 during the 2002 quarter. During the nine-month periods we sold 89 in the 2003 period and compared to 32 in the 2002 period. Increased sales of REO properties during 2003 can be attributed to the effects of low interest rate environment creating the robust real estate market.

    Distributions to shareholders per share of beneficial interest during the comparable periods were $0.1533 and $0.1667 per share per month. In 2002 after restatement of our income statement, dividends were in excess of earnings which resulted in a return of capital.

CAPITAL RESOURCES AND LIQUIDITY FOR THE THREE MONTHS AND NINE MONTHS ENDED September 30, 2003 AND 2002

     We utilize funds made available from the sale of our shares, funds made available on our bank line of credit and repayment of principal on our loans to purchase Mortgage Investments.

----------------------------------------------------------------------
                                      Three months ended September 30,
                                           2003              2002
                                        ------------------------------
Shares issued                               980,000          468,000
Number of new shareholders                      176              176
Gross offering proceeds                 $19,639,000      $ 9,361,000
Share repurchases                       $(3,715,000)     $  (518,000)
Net offering proceeds (after deduction
  of selling commissions and fees)      $17,337,000      $ 8,192,000
Principal receipts from Residential
  Mortgages and Contracts for Deed      $ 2,284,000      $ 1,628,000
Principal receipts from
  Interim Mortgages                     $27,241,000      $ 8,951,000
Net borrowings (payments on)
  line-of-credit                        $(2,550,000)     $ 3,845,000
---------------------------------------------------------------------

                                       Nine months ended September 30,
                                           2003              2002
                                        ----------------------------
Shares issued                             2,070,000        1,259,000
Number of new shareholders                      821              495
Gross offering proceeds                 $41,444,000      $25,190,000
Share repurchases                       $(4,885,000)     $(1,068,000)
Net offering proceeds (after deduction
  of selling commissions and fees)      $36,436,000      $21,977,000
Principal receipts from Residential
  Mortgages and Contracts for Deed      $ 5,266,000      $ 3,333,000
Principal receipts from
  Interim Mortgages                     $56,175,000      $21,272,000
Net borrowings (payments on)
  line-of-credit                        $(6,245,000)     $ 4,335,000
---------------------------------------------------------------------

     We have recently filed a Form S-11 with the SEC requesting deregistration of our remaining shares of beneficial interest. Their order of effectiveness was dated October 27, 2003, which terminated our offering of shares. We intend to file an S-3 registration to reinstate our dividend reinvestment plan the second week of November. Upon receipt at the SEC an effectiveness order will be issued.

    We were required to file a post-effective amendment to the registration statement by April 30, 2002 to include updated financial information and did not do so until November 4, 2002. As a result, we face a contingent liability for rescission in the approximate amount of $22 million plus interest (the amount of which will be subject to the laws of the state in which the purchaser resides) and less the dividends paid to those persons who purchased our Shares between May 1, 2002 and October 31, 2002 when we stopped selling Shares. During that period we sold approximately 1,118,000 Shares for gross offering proceeds of approximately $22 million. In August, we filed a Form S-11 with the SEC and received comments, to which we are currently in the process of responding. We anticipate responding to the comments in mid-November and anticipate an effective filing in late November or early December. We will begin the rescission offer once effective.

     As of September 30, 2003, we had issued an aggregate of 7,045,632 shares of beneficial interest and repurchased into treasury, through our Share Repurchase Plan, 393,864 shares. Total shares outstanding were 6,651,768. Gross offering proceeds were $140,661,000 and net proceeds, after share repurchase of $7,218,000, and commissions and fees paid were $123,734,000. By comparison at the end of the 2002-quarter we had issued 4,589,407 shares and repurchased 93,255 shares and shares outstanding of 4,496,152. Gross offering proceeds at September 30, 2002 were $91,536,000 with net offering proceeds to us of $80,362,000.

     With Trustee approval and effective July 11, 2003 we extended our credit facility with the same lender to $10,000,000. The term of the agreement is 12 months. The line-of-credit was collateralized with the assignment of certain Residential Mortgages. Interest was calculated at the bank?s prime rate plus 4.50%. We utilized the credit facility to acquire and warehouse Mortgage Investments as they become available. The outstanding balance of the line-of-credit was reduced as new offering proceeds were received. The outstanding line-of-credit balance at September 30, 2003 was zero and $5,145,000 at 2002-quarter?s end.

     On September 12, 2003, with Trustee approval, we entered into a letter of intent with Bayview Financial Trading Group, L.P., (?Bayview?) that contemplates the sale of a 75% interest in approximately 60% of our long-term Residential Mortgages and Contracts for Deed (the ?Loan Pool?). We will transfer the Loan Pool to a Special Purpose Entity (?SPE?) and a Senior Security Certificate equaling 75% of the Loan Pool with a 9.25% coupon will be issued to Bayview and we will receive a Subordinate Security Certificate equal to 25% of the Loan Pool with an 11.66% coupon and earn approximately 2.41% on the Senior Security. We will receive cash equal to 75% of the unpaid principal balance of the loans transferred. We believe that the transaction will increase the yield of our remaining long-term portfolio interests and allow us to reallocate cash from these investments to interim Mortgages with average yields at or above 13.66%. The completion of the transaction is dependent on a successful due diligence review by Bayview. As of November 7, 2003, the due diligence review was continuing. When due diligence is complete and if both parties are satisfied, an agreement will be executed and the transaction consummated. We anticipate this happening in mid-December.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.

     We have recently filed a Form S-11 with the SEC requesting deregistration of our remaining shares of beneficial interest. Their order of effectiveness was dated October 27, 2003, which terminated our offering of shares. We intend to file an S-3 registration to reinstate our dividend reinvestment plan the second week of November. Upon receipt at the SEC an effectiveness order is issued.

     The following table sets forth information relating to shares of beneficial interest issued and the use of proceeds of the offering during the quarter ended September 30, 2003.

Shares issued                                980,000
Number of new shareholders                       176
Gross offering proceeds                 $ 19,598,000
Loans purchased                         $ 29,501,000
Credit line paid down                   $  2,550,000

    We were required to file a post-effective amendment to the registration statement by April 30, 2002 to include updated financial information and did not do so until November 4, 2002. As a result, we face a contingent liability for rescission in the approximate amount of $22 million plus interest (the amount of which will be subject to the laws of the state in which the purchaser resides) and less the dividends paid to those persons who purchased our Shares between May 1, 2002 and October 31, 2002 when we stopped selling Shares. During that period we sold approximately 1,118,000 Shares for gross offering proceeds of approximately $22 million. In August, we filed a Form S-11 with the SEC and received comments, to which we are currently in the process of responding. We anticipate responding to the comments in mid-November and anticipate an effective filing in late November or early December. We will begin the rescission offer once effective.

Item 3. Defaults Upon Senior Debentures.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.


Item 6. Exhibits and Reports on Form 8-K.

Index of Exhibits:

Exhibit 31.1 ? Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities
Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 ? Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Form 8-K -     Form 8-K filed November 4, 2003 disclosing the receipt
of a merger proposal from an affiliated entity.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunder duly authorized.


                                        UNITED MORTGAGE TRUST
                                        (Registrant)



Date:  November 12, 2003                /S/Christine A. Griffin
                                           Christine A. Griffin
                                               President

Exhibit 31.1 ? Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

I, Christine A. Griffin, certify as Chief Executive Officer and Chief Financial Officer that:

1. I have reviewed this quarterly report on Form 10-Q of United
Mortgage Trust (?UMT?);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made not misleading, in light of the circumstances under which such statements were made, with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I, as UMT?s certifying officer, am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for UMT and have:

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


November 12, 2003


/s/ Christine A Griffin
-----------------------
Christine A Griffin
Chief Executive Officer
Chief Financial Officer


Exhibit 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

I, Christine A. Griffin, certify as Chief Executive Officer and Chief Financial Officer that:

(1) The Company?s quarterly report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on the date hereof (the
?Report?), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 12, 2003


/s/ Christine A Griffin
-----------------------
Christine A Griffin
Chief Executive Officer
Chief Financial Officer

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. This certification shall not be deemed incorporated by reference in any filing under the Securities Act or Exchange Act, except to the extent that the Company specifically incorporates it by reference.

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form with the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the SEC or its staff upon request.
                                  -E-II-