Form 10-K
period 2003-12-31
UNITED MORTGAGE TRUST
filed 2004-03-15
CIK 101390

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2003.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to
_______________.

                       Commission File Number 000-32409


                           UNITED MORTGAGE TRUST
         (Exact name of registrant as specified in its charter)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

                   Yes [X]                  No [ ]

     Indicate by check mark if no disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     Indicate by check mark whether the registrant is an accelerated
filer (as defined in Exchange Act Rule 12b-2)    Yes [X]     No [ ]

     The aggregate market value of the registrant's stock held by non-affiliates of the registrant at June 30, 2003 computed by reference to the price at which the common equity was last sold was $112,606,320.

     As of March 1, 2004, 7,028,106 of the Registrant's Common Stock were outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE
                                   None

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

Item 3. Legal Proceedings............................................4

Item 4. Submission of Matters to a Vote of Security Holders..........5

                                 PART II

Item 5. Market for Common Equity and Related Stockholder Matters.....5

Item 6. Selected Financial Data. ....................................6

Item 7. Management's Discussion and Analysis of Financial
        Condition of the Company.....................................8

Item 7A. Quantitative and Qualitative Disclosures
         About Market Risk..........................................27

Item 8. Financial Statements and
         Supplementary Data.........................................27

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.........................43

Item 9A. Controls and Procedures....................................43


                                PART III

Item 10. Directors and Executive Officers of the Registrant.........44

Item 11. Executive Compensation.....................................50

Item 12. Security Ownership of Certain Beneficial Owners
         and Management and Related Stockholder Matters.............50

Item 13. Certain Relationships and Related Transactions.............51

Item 14. Principal Accountant Fees and Services.....................53

Item 15. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K........................................55

                                  PART I

ITEM 1. DESCRIPTION OF BUSINESS.

                                 GENERAL


    We are a Maryland real estate investment trust formed on July 12, 1996. We invest exclusively in the following types of investments: (1) first lien, fixed rate mortgages secured by single-family residential property throughout the United States (we refer to those investments as residential mortgages);
(2) the seller's unencumbered interest in fixed rate contracts for deed (also known as land contracts) for the purchase of single-family residential property throughout the United States (we refer to those investments as contracts for deed); and (3) loans of 12 months or less in term, made to investors for the construction, purchase, renovation, and sale of single-family homes (we refer to those investments as interim mortgages). The use of a mortgage or a contract for deed for homebuyers is generally dependent upon the creditworthiness of the borrower, with less creditworthy borrowers qualifying more easily for a contract for deed. The properties underlying each of the types of liens we use to secure our loans are generally the same; although in the case of interim mortgages the properties are typically unimproved residential properties.

     The typical term for residential mortgages, contracts for deed and interim mortgages (collectively referred to as "mortgages investments") are 360 months, 360 months and 12 months, respectively. The risks to us and the legal recourse that we have in the event of a default is essentially the same for all three types of security instruments that we rely upon except that eviction proceedings are somewhat simpler in the case of contracts for deed, where the title to the property is not held by the borrower.

     We seek to produce net interest income on our portfolio of mortgage investments while maintaining strict cost controls in order to generate net income for monthly distribution to our shareholders. We intend to continue to operate in a manner that will permit us to continue to qualify as a Real Estate Investment Trust ("REIT") for federal income tax purposes. As a result of that REIT status, we are permitted to deduct dividend distributions to shareholders, thereby effectively eliminating the "double taxation" that generally results when a corporation earns income and distributes that income to shareholders in the form of dividends. Our principal executive offices are located at 5740 Prospect Avenue, Suite 1000, Dallas, TX 75206, telephone (214) 237-9305 or
(800) 955-7917, facsimile (214) 237-9304.

     The overall management of our business is invested in our Board of Trustees. Our Advisor, UMT Advisors, Inc., ("UMTA" or "Advisor") has been retained to manage our day-to-day operations and to use its best efforts to seek out and present to us, whether through its own efforts or those of third parties retained by it, a sufficient number of suitable investment opportunities which are consistent with our investment policies and objectives and consistent with the investment programs the Trustees may adopt from time to time in conformity with the Declaration of Trust. The Company's President, Cricket Griffin, is an employee of the Advisor, for which she serves as President. Previously, she was also an employee of the Company.

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

     We use the services of Prospect Service Corp ("PSC"), an affiliated company, to service the residential mortgages and contracts for deed we acquire. The servicing of the mortgages investments includes the collection of monthly payments from the borrower, the distribution of all principal and interest to us, the payment of all real estate taxes and insurance to be paid out of escrow, regular distribution of information regarding the application of all funds received and enforcement of collection for all delinquent accounts, including foreclosure of those accounts when and as necessary.

     In addition to this annual report, we file quarterly and special reports, proxy statements and other information with the SEC. All documents that we file with the SEC are available free of charge on our website, which is www.unitedmorgagetrust.com. You may also read and copy any document that we file at the public reference facilities of the SEC at 450 Fifth Street NW, Washington DC 20549. Please call the SEC at (800) SEC-0330 for further information about the public reference facilities. These documents also my be accessed through the SEC's electronic data gathering, analysis and retrieval system ("EDGAR") via electronic means, including the SEC's home page on the internet (http://www.sec.gov).


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

INVESTMENT POLICY

     Our primary investment policy is to purchase the following types of mortgage investments: (1) first lien, fixed rate mortgages secured by single-family residential property throughout the United States

(2) the seller's unencumbered interest in fixed rate contracts for deed for the sale of single-family residential property throughout the United States; and (3) loans of 12 months or less in term, made to investors for the construction, purchase, renovation, and sale of conventional single-family, modular and manufactured homes.

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

     Approximately 90% of our mortgage investments are geographically concentrated in Texas due to proximity of our loan servicers and seasoned loans in that area. We anticipate that this concentration will continue, although it is our intention to expand our geographic presence through the purchase of interim mortgages and other mortgage investments in other geographic areas of the United States.

     Currently, the major portion of our portfolio is comprised of interim mortgages. We have been shifting to a portfolio that is more heavily weighted to interim mortgages because 1) to date we have not experienced income loss due to default with interim mortgages since those loans are subject to limited or full recourse, and 2) blended yields for interim mortgages offered to us have been higher than those of the other mortgage investments. We expect this trend to continue for the foreseeable future.

                              COMPETITION

     We believe that our principal competition in the business of acquiring and holding mortgage investments is from financial institutions such as banks, savings and loans, life insurance companies, institutional investors such as mutual funds and pension funds, and certain other mortgage REITs. While most of these entities have significantly greater resources than we do, we believe that we are able to compete effectively and to generate relatively attractive rates of return for shareholders due to our relatively low level of operating costs, our relationships with our sources of mortgage investments and the tax advantages of our REIT status.

                              EMPLOYEES

     We have no employees.

ITEM 2. DESCRIPTION OF PROPERTY.

                             OFFICE LEASE

     We do not maintain any physical properties.


ITEM 3. LEGAL PROCEEDINGS.

     Except as described below, we are unaware of any threatened or pending legal action or litigation that individually or in the aggregate could have a material effect on us.

     On December 17, 2003 we filed a registration statement to register 1,078,309 shares on Form S-11 in order to address a contingent liability for rescission in the approximate amount of $22 million plus interest and less dividends paid to those persons who purchased our shares between May 1, 2002 and October 31, 2002 during a period when we were required to file updated financial information with the SEC and failed to do so. The offer was commenced on December 29, 2003 and was concluded on January 28, 2004. Twenty-one shareholders, holding an aggregate of 30,165 shares, accepted the offer.

     The rescission offer was intended to address federal and state compliance issues by allowing holders of shares covered by the rescission offer to sell those shares back to us and to reduce our contingent liability with respect to those shares. In each state where the offer was made, the right to sue is lost except, with respect to Texas, the right is not lost if a purchaser rejected in writing the offer and expressly reserved the right to sue. No such reservations were received by us. Further, the statute of limitations for noncompliance with the requirement to register securities under the Securities Act of 1933, as amended (the 'securities Act") is one year, while under the various state securities laws in which the rescission offer was made, the statute of limitation ranges from one to four years from the date of the transaction. The periods set forth in the statutes of limitations provided for in the Securities Act and in most of the states in which the offer was made have expired.

     Notwithstanding the foregoing, the rescission offer does not necessarily relieve us of our contingent liability for fines or penalties under state securities laws or for civil liability that arises as a result of having failed to make the rescission offer in compliance with applicable laws and rules. However, no claims have been made to date.

     On June 30, 2003, subsequent to filing an amended tax return for 2001 and the 2002 return, we received a closing agreement from the Internal Revenue Service ("IRS") wherein the IRS confirmed our status as a REIT and levied no taxes or penalties. We requested a closing agreement because our 2001 federal tax return characterized certain amounts that, if given effect, would mean that we did not meet one of the requirements for classification as a REIT. We also recorded an inter-company transaction with the Advisor for the 2002 taxable year that was reversed prior to the filing of the Company's 2002 federal income tax return and was therefore not reported on that tax return. That 2002 transaction, if given effect, could have meant that we did not meet one of the requirements for classification as a REIT.


ITEM 4. SUBMISSION OF MATTERS TO THE VOTE OF SECURITY HOLDERS.

     No items were submitted to a vote of our shareholders during the fourth quarter.


                                PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is currently no established public trading market for our shares. As an alternative means of providing limited liquidity for our shareholders, we maintain a share redemption plan. Under our plan, shareholders who have held the shares for at least one year are eligible to request that we repurchase their shares. In any consecutive twelve (12) month period we may not repurchase more than 5% of the outstanding shares at the beginning of the twelve (12) month period. The repurchase price will be based on the value of our properties or fixed pricing schedule, as determined by the Trustee's business judgment based on our book value, operations to date and general market and economic conditions and may not, in any event, exceed any current public offering price. Currently, we are repurchasing shares at a price of $20 per share.

     The Board of Trustees has valued our shares at $20 per share based on their business judgment regarding the value of the shares with reference to our book value, our operations to date and general market and economic conditions.

     As of December 31, 2003, we had 7,028,106 shares outstanding compared to 4,856,489 shares outstanding at December 31, 2002 and 3,332,161 at December 31, 2001. The shares were held by 2,898, 1,909 and 1,414 beneficial owners and by 2,588, 1,671 and 1,050 shareholders of record in 2003, 2002 and 2001, respectively. No single shareholder owned 5% or more of our outstanding shares.

     We distribute substantially all of our taxable income with respect to each year (which does not ordinarily equal net income as calculated in accordance with GAAP) to our shareholders so as to comply with the REIT provisions of the Internal Revenue Code (the "Code"). To the extent we have available funds, we declare regular monthly dividends (unless the Trustees determine that monthly dividends are not feasible, in which case dividends would be paid quarterly). Any taxable income remaining after the distribution of the final regular monthly dividend each year is distributed together with the first regular monthly dividend payment of the following taxable year or in a special dividend distributed prior thereto. The dividend policy is subject to revision at the discretion of the Board of Trustees. All distributions are made by us at the discretion of the Board of Trustees and depend on our taxable earnings, our financial condition, maintenance of our REIT status and such other factors as the Board of Trustees deems relevant.

     Distributions to shareholders are generally subject to taxation as ordinary income, although a portion of those distributions may be designated by us as capital gain or may constitute a tax-free return of capital. We do not intend to declare dividends that would result in a return of capital. Any distribution to shareholders of income or capital assets from us is accompanied by a written statement disclosing the source of the funds distributed. If, at the time of distribution, this information is not available, a written explanation of the relevant circumstances accompanies the distribution and the written statement disclosing the source of the funds is distributed to the shareholders not later than 60 days after the close of the fiscal year in which the distribution was made. In addition, we will annually furnish to each of our shareholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, capital gains, or return of capital.

     We began making distributions to our shareholders on September 29, 1997. Monthly distributions have continued each month thereafter. At year-end we had paid 76 consecutive monthly dividends. Distributions for the year ended December 31, 2003, 2002 and 2001 were made at a rate of 9.2% ($1.84), 10% ($2.00) and 9.8% ($1.96), respectively. The dividend portion of the distribution was $1.47, $1.81 and $1.81 per weighted share for 2003, 2002 and 2001, respectively.

	On October 22, 2003, we filed a post-effective amendment to our registration statement on Form S-11 filed on March 5, 2001 (Registration No. 333-56520, which became effective on June 4, 2001, in order to terminate that offering and to deregister 745,403 shares of beneficial interest remaining unsold under the registration statement. The registration statement registered a total of 5,000,000 shares at $20.00 per share for an aggregate offering price of $100,000,000 and an additional 750,000 shares at $20.00 per share for sale under our Share Reinvestment Plan for an aggregate offering price of $15,000,000. We sold an aggregate of 4,924,183 shares under that offering for gross offering proceeds of approximately $98,484,000. Our offering expenses totaled $12,292,000 consisting of $7,745,000 in commissions, $1,881,000 for wholesaling and marketing fees and $2,666,000 in acquisition fees paid to our Advisor. Our President, Cricket Griffin, is also the president of our Advisor. No other offering expenses were paid, directly or indirectly to our trustees or officers or to affiliates. Our net offering proceeds of $86,960,000 from the offering were applied to the purchase of mortgage investments.


ITEM 6. SELECTED FINANCIAL DATA

     We present below selected financial information. We encourage you to read the financial statements and the notes accompanying the financial statements in this Annual Report. This information is not intended to be a replacement for the financial statements.

                                                     December 31,
                               2003           2002         2001         2000         1999
                            ---------------------------------------------------------------
OPERATING DATA
Total revenues                 $12,076,341    $8,277,742   $5,679,657   $3,857,612   $2,502,504
Total expenses                 $ 3,487,222    $  901,843   $  894,824   $1,129,230   $  695,004
Net income                     $ 8,589,119    $7,375,899   $4,784,833   $2,728,382   $1,807,500
Net income per share           $1.47          $1.81        $1.81        $1.80        $1.90
Weighted average
  shares outstanding           5,859,639      4,083,488    2,641,072    1,514,014    952,098

                                                      December 31,
                              2003           2002          2001          2000          1999
                            ---------------------------------------------------------------------

BALANCE SHEET DATA
Cash                           $  4,199,455   $   646,570   $    33,569   $  200,912    $    14,331
Residential mortgages and
  contracts for deed           $ 29,634,352   $35,299,701   $37,182,782   $31,906,587   $20,611,108
Foreclosed residential
  mortgages and contracts
  for deed                     $  3,242,004   $ 3,676,070   $ 2,500,461   $ 1,512,812   $ 1,266,360
Interim Mortgages              $ 71,482,192   $49,136,321   $17,529,898   $ 6,453,111   $ 4,199,632
Foreclosed interim mortgages   $  1,228,350        --            --            --            --
Line-of-credit
  receivable, affiliate        $  6,093,493        --            --            --            --
Other assets                   $  4,445,972   $ 2,333,229   $ 1,538,911   $   832,664   $   310,715
Total assets                   $120,325,818   $91,091,891   $58,785,621   $40,906,086   $26,402,146

Line-of-credit payable         $     --       $ 6,245,000   $   810,000   $ 7,000,000   $ 5,000,000
Other liabilities              $  1,835,145   $ 1,357,303   $   685,137   $   311,845   $   227,307
Total Liabilities              $  1,835,145   $ 7,602,303   $ 1,495,137   $ 7,311,845   $ 5,227,307
Total temporary equity              --        $21,566,181        --            --            --
Total shareholders' equity     $118,490,673   $61,923,407   $57,290,484   $33,594,241   $21,174,839
Total liabilities and
  shareholders' equity         $120,325,818   $91,091,891   $58,785,621   $40,906,086   $26,402,146

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE
COMPANY

     The following section contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act and should be read in conjunction with our Financial Statements and related notes appearing in this Form 10-K. Such forward-looking statements may be identified by the words "anticipate," "believe," "estimate," "expect" or "intend" and similar expressions. Forward looking statements are likely to address such matters as our business strategy, future operating results, future sources of funding for mortgage loans brokered by us, future economic conditions and pending litigation involving us, each of which are discussed herein under the caption "Factors that may Affect Future Results."

     We were organized in Maryland in 1996 as a real estate investment trust to invest in mortgages and contracts for deed. Most if not all of the mortgages and contracts for deed that we purchase are not insured or guaranteed by a federally owned or guaranteed mortgage agency and involve borrowers who do not satisfy all of the income ratios, credit record criteria, loan-to-value ratios, employment history and liquidity requirements of conventional mortgage financing. The great majority of our investments are concentrated in Texas. Increasingly we have emphasized investments in interim mortgages over longer-term residential mortgages and contracts for deed since interim mortgages generate a higher yield to us due to their higher interest rates. At the end of 2003, our mortgage portfolio totaled approximately $105,937,000.

    We completed a public offering of our securities in October 2003, raising approximately $130,615,000 in net offering proceeds. In November 2003, we received a merger proposal from UMT Holdings, L.P, an entity organized by persons that include some of our officers and owners and our Advisor. A committee comprised of our Independent Trustees is currently evaluating the proposal.

     The following table sets forth certain information about the mortgage investments that we purchased during the periods set forth below.



                                                       Years Ended
                                                       December 31,
                                            2003           2002           2001
                                        -----------------------------------------
RESIDENTIAL MORTGAGES
Purchase price                          $ 1,078,000    $ 3,544,000   $ 5,100,000
Total number                                     20             70           111
Number purchased from affiliates                  0              0            13
Number purchased from other sources              20             70            98
Blended interest rate                        12.44%         12.86%        12.63%
Aggregate principal balance             $ 1,079,000    $ 3,548,000   $ 5,120,000
Average principal balance                   $54,000        $51,000   $    46,000
Remaining term in months (1)                    314            325           328
Current yield (1)                            12.50%         12.87%        12.71%
Investment-to-value ratio (1)(2)             83.39%         81.21%        75.55%



CONTRACTS FOR DEED
Purchase price                          $   282,000    $   360,000   $ 4,010,000
Total number                                      7              8            82
Number purchased from affiliates                  0              0             2
Number purchased from other sources               7              8            80
Blended interest rate                        12.39%         12.21%        11.85%
Aggregate principal balance             $   286,000      $ 360,000   $ 4,015,000
Average principal balance                   $41,000        $45,000       $50,000
Remaining term in months (1)                    320            334           337
Current yield (1)                            12.53%         12.21%        11.88%
Investment-to-value ratio (1)(2)             79.76%         84.13%        83.23%

INTERIM MORTGAGES
Portfolio beginning balance at Jan 1    $49,136,000    $17,500,000   $ 6,500,000
Portfolio ending balance at Dec 31      $72,811,000    $49,136,000   $17,500,000
Net increase in portfolio
  from prior period                     $23,675,000    $31,636,000   $11,000,000
Total number participated in
  during period                               2,216          1,653           724
Number purchased from affiliates              2,000            993           700
Number purchased from other sources             216            660            24
Blended interest rate                        13.66%         13.58%        12.96%
Remaining term in months: less than       12 months      12 months     12 months
Current yield at year-end (1)                13.80%         13.77%        13.14%
Investment-to-value ratio (1)(2)             66.75%         62.00%        56.00%

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


                   MANAGEMENT's DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION OF THE COMPANY

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

     As of December 31, 2003, our mortgage portfolio consisted of 557 residential mortgages, 65 contracts for deed and 1,136 interim mortgages. The portfolio had an unpaid principal balance ("UPB") of approximately $105,937,000. The average loan in the portfolio had a blended interest rate of 13.12%, a current annual yield of 12.44%, an investment-to-value ratio of 70.34%, an average UPB of $60,000, and a term remaining of 334 months for residential mortgages and contracts for deed. Interim mortgages have terms of 12 months or less, depending on the collateral securing the interim mortgage and the borrower. The more extensive the rehabilitation work on the property or the construction requirements, the longer the term of the loan. One of our interim mortgage sources, Capital Reserve Corporation ("CRC"), an affiliated company, which represented 12% of our interim mortgages at year end, reported that historically its average loan had a term of 6 months but paid off in 3.9 months. Another interim source, Ready Mortgage Corp. ("RMC"), an affiliated company, which represented 9% of our interim portfolio, advised that historically its average loan had a term of 12 months and the average loan paid off in 7.2 months.

     As of December 31, 2002, our mortgage portfolio consisted of 608 residential mortgages, 219 contracts for deed and 846 interim mortgages. The portfolio had a UPB of approximately $88,112,000 at December 31, 2002. The average loan in the portfolio had a blended interest rate of 12.92%, a current annual yield of 13.04%, an investment-to-value ratio of 69.66%, an average UPB of $53,000, and a term remaining of 321 months for residential mortgages and contracts for deed. Interim mortgages have terms of 12 months or less, depending on the collateral securing the interim mortgage and the borrower. The more extensive the rehabilitation work on the property or the construction requirements, the longer the term of the loan.

     By comparison, as of December 31, 2001, our mortgage portfolio consisted of 593 residential mortgages, 261 contracts for deed and 391 interim mortgages. The portfolio had a UPB of approximately $57,213,000 at December 31, 2001. The average mortgage investment in the portfolio had an interest rate of approximately 12.14%, a current annual yield of approximately 12.30%, and a investment-to-value ratio of 72.67%, an average UPB of $46,000 and a term remaining term of 332 for residential mortgage and contracts for deed and 12 months or less for interim mortgages.

                          MORTGAGE PORTFOLIO TABLE
                          (dollars are approximate)

                            at 12-31-2003    at 12-31-2002    at 12-31-2001
                            -------------    -------------    -------------
Residential Mortgages                557              608             593
Contracts for Deed                    65              219             261
Interim Mortgages                  1,136              827             391
Unpaid Principal Balance    $105,937,000      $88,112,000     $57,213,000
Blended Interest Rate             13.12%           12.92%          12.14%
Annual Yield                      12.44%           13.04%          12.30%
Investment-to-Value Ratio         70.34%           69.66%          72.67%
Average Loan UPB                 $60,000          $53,000         $46,000

     The great majority of the properties that are security for our mortgage investments are located in Texas. Of the 1,758 active loans at December 31, 2003 approximately 52% were in the Dallas/Fort Worth area compared to 59% at the end of 2002 and 62% at the end of 2001. In April 2002, we began to test markets in states with similar foreclosure laws as Texas by purchasing a limited number of loans in those areas, including California, Florida, Georgia, Illinois, Missouri, North Carolina, Oklahoma and Tennessee. Each of the properties was adequately covered by a mortgagee's title insurance policy and hazard insurance. Some of our mortgage investments are covered by full or limited recourse agreements with note sellers. In making the decision to invest in other states, we consider the availability of non-judicial foreclosure, as is available in Texas, to be the primary legal consideration. While Texas does not provide a statutory right of redemption and permits deficiency judgments, we do not rely upon those provisions in the enforcement of our liens and therefore we believe that the risks in mortgage investments in most other states will not be significantly different than those we face in Texas.

     We neither buy nor sell servicing rights to the loans we purchase, nor do we retain servicing rights. Residential mortgages and contracts for deed are serviced by PSC, an affiliate. Interim mortgages are serviced by nonaffiliated and affiliated companies. Affiliates include UMTH Lending ("UMTHL"), RMC, CRC and Ready America Funding Corp. ("RAFC"). We pay monthly loan servicing fees to PSC of 1/12th of 1/2 of 1% of the UPB of each loan.

     During the years ended December 31, 2003, 2002 and 2001 our interest income was approximately $12,076,000, $8,278,000, and $5,680,000, respectively, 46% increases each year. In all three years, the primary reason for the increases in income was a result of purchasing significant numbers of mortgage investments with capital raised from the sale of our shares and reinvesting principal receipts.

    Operating expenses were approximately $3,487,000, $902,000 and $895,000, respectively, 287% and 1% increases, respectively. Below listed are the significant changes of operating expenses:

FORECLOSED PROPERTIES LOSS: increased 26,223% in 2003 and increased 16% in
2002

During the last few months of 2003, we aggressively sold foreclosed properties that had been held by the Company on average for 657 days, for an average of $0.61 on the dollar, and have reinvested the proceeds into higher yield interim mortgages. The loss recognized for 2003 was approximately $2.2 million dollars, which included a reserve of $350,000 as of December 31, 2003. Although we do not anticipate loan losses to that extent in 2004, we have reserved $350,000 at year end for losses in 2004 and will continue to adjust the reserve monthly to account for the Company's best estimates of projected losses in our portfolio. We have not experienced loans losses on interim mortgages but anticipate a modest amount in 2004. Most if not all of our interim mortgages are recoursed by the borrowers.

INTEREST EXPENSE:  increased 87% in 2003 and decreased 82% in 2002

We use our credit facility to purchase loans in advance of receiving net proceeds from the sale of our shares. The use of our credit facility depends on the number of suitable investments available at any given time and the amount of cash we have on hand.

LOAN SERVICING FEES: decreased 26% in 2003 and increased 6% in 2002

Loan servicing fees, paid to an affiliate, PSC, decreased because residential mortgages and contracts for deed were prepaid.

TRUST ADMINISTRATION FEES:  increased 64% in 2003 and increased 78% in 2002

The trust administration fee was paid to our Advisor. The fee was calculated as 1/12th of 1/2 of 1% per month of the first $50,000,000 of income producing assets and 1/12th of 1% per month of income producing assets in excess of $50,000,000. As the portfolio grew so did the trust administration fee. The trust administration fee may increase if we draw on our line of credit to acquire mortgage investments.

Payroll expenses increased 15% in 2003 and 40% in 2002. Payroll expenses are paid by the Advisor and included as part of the trust administration fees. They were $305,000, $265,000 and $189,000 for the comparable periods.

Rent expenses increased 106% in 2003 and decreased 11% in 2002. Rent expense is paid by the Advisor and included as part of the trust administration fee. They were $35,000, $17,000 and $19,000 for 2003, 2002, and 2001, respectively.
The increase in 2003 was due to additional office space leased by our Advisor.

GENERAL AND ADMINISTRATIVE EXPENSES: increased 68% in 2003 and 682% in 2002

General and administrative fees include third party expenses such as transfer agent fees, which increased as the number of shareholders increased, printing expenses, which increased as we added more shareholders and as we printed more than the usual number of post-effective amendments in 2003, and audit and accounting fees which grew as the size of our Company grew and included additional fees associated with the closing agreement with the IRS, the rescission and the end of our offering. We expect an increase in operating expenses in the coming periods but we believe that the percentage of operating expenses to income will remain relatively the same.

     Operating expense as a percentage of income (not including interest expense) was 27.67%, 9.95% and 8.17% for the three years, respectively. Operating expense as a percentage of average invested assets was 3.35%, 1.13% and 0.96% during the years, respectively. In both categories the 2003 amount exceeds our limitation on operating expenses as outlined in our Declaration of Trust. Our trustees have agreed to make an exception in 2003 on the limitation, which is 25% and 2% respectively, after reviewing the nature of the increase in expenses, primarily the significant foreclosure losses.

     Net income was approximately $8,589,000, $7,376,000 and $4,785,000 for the three years, respectively, 16% and 54% increases. The smaller increase in 2003 was a result of loan losses taken and reserves recognized, and the increase in 2002 was due to the purchase of additional income producing assets. Earnings per share were $1.47, $1.81 and $1.81, respectively.

      Fluctuations in earnings are a function of the relationships between the use of our credit facility, the amount of uninvested assets (amounts earned but not received during the periods and cash balances), changes in the average coupon of our portfolio as we add mortgage investments, loan losses and default rates experienced between comparable periods, and the rate at which we raise money.

     Our average daily outstanding balance on our line of credit during 2003 was approximately $2,996,000 compared to approximately $1,438,000 during 2002 and $4,467,000 during 2001. Use of leverage can have a positive impact on earnings because our cost of funds on leveraged dollars (4.88% weighted average interest in 2003, 5.44% in 2002 and 10.15% in 2001) is lower than the rate at which we are earning on the mortgage investments we purchase with those dollars (a yield of 12.44% in 2003, 13.04% in 2002 and 12.30% in 2001).
Also, when comparing leverage dollars to net proceeds, we are at an advantage when we buy loans with borrowed funds. Each dollar borrowed on our line of credit netted us approximately $0.95 to invest compared to $0.87 on each dollar raised through the offering in 2003. During the first seven months of 2003 we relied on our credit facility to fund loan purchases in advance of receiving net proceeds. The pace at which we raised funds in the last few months of the year, until we ended our offering, enabled us to pay down our line of credit to zero by mid-July. During 2002 we were receiving offering proceeds at a rate commensurate with our ability to buy loans and had less of a need to use our credit facility. In 2001 we used our credit facility extensively. We believe that in today's low interest rate environment a greater reliance upon borrowed funds will have a positive impact upon our earnings. As our offering has ended we foresee using our line of credit extensively during 2004.

     In addition, during 2003 we carried higher cash balances in the bank. The average daily cash balance was approximately $4,758,000 compared to $405,000 during 2002 and $189,000 during 2001. Gross proceeds from the sale of shares were used to buy suitable investments or to pay down our credit facility, but if our line of credit had no outstanding balance or if not enough suitable investments were available, the cash was deposited in a money market or money fund account and earned between 1% and 2%, while at the same time we paid a 9.2% dividend on those funds. Higher cash balances in the bank had a negative impact on earnings.

     Average interest receivable outstanding in 2003 compared to 2002 increased 80% and it also increased 56% between 2002 and 2001. Interest receivable is interest earned on our investments but not immediately paid to us by borrowers or by loan servicing agents. The timing between making investments and receiving interest income had a negative impact on earnings because the funds were not available to invest in income producing assets. Finally, loans that were in default and thus not producing interest income had a negative impact on earnings.

     South Central Mortgage, Inc. ('sCMI") has agreed that if the obligor on any residential mortgage or contract for deed sold to us by SCMI or its affiliates that has had less than 12 payments made on it defaults in making any payment or other obligation thereon during the period ending before the 12th payment after we bought that Residential Mortgage or Contract for Deed, then SCMI shall buy that mortgage investment from us or our assignee at a price equal to the total unpaid principal balance due thereon, plus accrued interest to the date of the purchase, plus insurance premiums, taxes and any other amounts that we spent in the maintenance, protection or defense of our interest therein or in the real property, including reasonable attorneys' fees. SCMI may satisfy its obligations under the foregoing purchase or repurchase requirement by either:

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


    We began 2003, 2002 and 2001 with 78, 54 and 33 defaulted, foreclosed properties, and foreclosed an additional 83, 67 and 55 loans during the respective years. We sold 89 properties in 2003 compared to 43 properties in 2002 and 34 in 2001, leaving 72, 78 and 54 foreclosed loans at the end of 2003, 2002 and 2001. In addition, we foreclosed approximately $1.2 million interim mortgages during 2003 and none in 2002 or 2001. As a percentage of our income producing assets the default rate for 2003 was 4.18% compared to 4.07% for 2002 and 4.34% for 2001.

     At year end 2003, approximately 5% of our residential mortgages and contracts for deed were covered under a recourse agreement. During 2003 all of the foreclosed properties sold were financed by third parties. We did not carry back notes with new borrowers on any of our foreclosed properties. At year end 2002, approximately 13% residential mortgages and contracts for deed were covered under a recourse agreement compared to 25% at year end 2001. During 2002 all of the foreclosed properties sold were financed by third parties. We did not carry back notes with new borrowers on any of our foreclosed properties. During 2001 we carried back notes on 28 of the 34 properties sold. In 2001 we raised the standards of our underwriting criteria after a review of the number of early pay defaults we experienced in prior periods. That meant that the pool of available homebuyers was reduced and in turn slowed the process of disposition. Our analysis shows that buyers increasingly utilize third party financing (i.e. FHA or VA Loans) which has increased the time required to process and close third party financed sale of our foreclosed properties.

     We purchase mortgage investments that generate interest income to us. From the interest income received, we pay trust administration fees and other expenses and distribute a minimum of 90% of the net income to our shareholders as dividends. The loans we purchase have various fixed rates of interest. We endeavor to blend interest rates from lower-yield, long-term mortgage loans, which we refer to as residential mortgages and contracts for deed (at year end 2003 a 11.74% blended rate, at year end 2002 a 11.82% blended rate and at year end 2001 a 11.87% blended rate), with higher yield interim mortgages (at year end 2003 a blended rate of 13.12% compared to a blended rate of 13.77% in 2002 and 12.94% in 2001) in order to produce our targeted net yield for our shareholders. Until 2001 our portfolio balance was weighted heavily toward lower-yield, long-term loans (84%). To mitigate the lower-yield and higher percentage of loss of interest income from defaulted long-term loans in a portfolio that was becoming weighted toward non-recoursed status as it aged (recourse is in effect for the first 12 payments of recoursed long-term loans), we began expanding the percentage of our portfolio placed in higher yield loans. We intend to continue investing in interim mortgages almost exclusively.

     Funds invested in residential mortgages and contracts for deed in 2003 decreased by approximately 15% from 2002. Funds invested in residential mortgages and contracts for deed in 2002 decreased by approximately 1.8% from 2001. The significant growth between years was in the interim mortgage portion of our portfolio, growing approximately 48.2% and 180.0% between years, respectively.

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

                        2003           2002            2001
                     -----------    -----------     ----------
RESIDENTIAL MORTGAGES   $28,487,000    $28,555,000     $27,463,000
Percentage increase
  over prior year           (1%)             4%             10%

CONTRACTS FOR DEED       $4,638,000    $11,285,000     $12,220,000
Percentage increase
  over prior year          (59%)            (7%)            42%

INTERIM MORTGAGES       $72,811,000    $49,136,000     $17,530,000
Percentage increase
  over prior year            48%           180%             172%

     It may be useful to also see how each category compares as a percentage of the portfolio.

                        2003    2002    2001
                        ----    ----    ----
RESIDENTIAL MORTGAGES      27%     32%     48%
CONTRACTS FOR DEED          4%     13%     21%
INTERIM MORTGAGES          69%     55%     31%


     Distributions per share of beneficial interest for the years ended December 31, 2003, 2002 and 2001 were $1.84, $2.00 and $1.96 per share, respectively, on earnings of $1.47, $1.81 and $1.81, respectively. Distributions declared by our Trustees during both comparable periods were at a 9.2%, 10% and 9.8% annualized rate of return for our shareholders. We are under no obligation to pay dividends at that same rate and from time to time the rate at which we pay dividends may be adjusted.

CRITICAL ACCOUNTING POLICIES

     We prepared our financial statements in accordance with accounting principles generally accepted in the United States (GAAP). GAAP represents a comprehensive set of accounting and disclosure rules and requirements, the application of which requires management judgments and estimates. In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies", we have identified the most critical accounting policies upon which our financial statements are based on as follows:

     INTEREST INCOME ACCRUAL

     We monitor each loan in our portfolio on a monthly basis to track pay histories and performance. On a quarterly basis we determine whether to accrue income on a given loan that is delinquent based on the borrower's performance in past periods and based on discussions with the collection staff of our loan servicer, relying on their contact with a delinquent homeowner to determine the likelihood that a borrower will continue to make mortgage payments. There is no assurance that the interest income we recognize in our accrual at the end of each quarter, based on management's best estimate, will be paid by a borrower thus requiring an adjustment in the following quarter thereby effectively reducing net income. The effect is that actual interest income collected from delinquent borrowers may be lower than we projected for that period. We will continue to closely monitor performance of our portfolio to recognize income as accurately as possible.

     MORTGAGE INVESTMENT LOSS RESERVES

     Through 2002 we had not established mortgage investment loss reserves because we believed our exposure to losses at that date was nominal based on our historical experience. Mortgage investment losses are estimated to be the difference between the outstanding loan balance at the time of foreclosure less any value to be realized from the disposition of the underlying collateral. We annually adjust to current market value the foreclosed collateral and the difference between the estimated market value and the outstanding loan balance creates a mortgage investment loss reserve. During 2002 we realized an insignificant loss on the disposition of foreclosed properties compared to an insignificant loss from the sale of foreclosed property in 2001. During 2003 we experienced significant mortgage investment losses as we aggressively pursued the sale of non-income producing, foreclosed properties that had been on our books an average of 657 days. These properties were sold at a discount of 38%. Additionally, in the fourth quarter of 2003 we recorded a mortgage investment loss reserve of $350,000 and will continue to reserve for mortgage investment losses monthly during 2004 by reviewing our portfolio monthly and estimating the proceeds from the sale of foreclosed properties based on management's best estimate.

     RESCISSION OFFER

     We were required to file a post-effective amendment to the registration statement by April 30, 2002 to include updated financial information and did not do so until November 4, 2002. As a result, we faced a contingent liability for rescission in the approximate amount of $22 million plus interest (the amount of which will be subject to the laws of the state in which the purchaser resides) and less the dividends paid to those persons who purchased our shares between May 1, 2002 and October 31, 2002 when we stopped selling shares. During that period we sold 1,078,309 shares for gross offering proceeds of approximately $22 million. On October 22, 2003, in accordance with the undertakings given by our registration statement on Form S-11 filed on March 5, 2001 (Registration No. 333-56520, which became effective on June 4,
2001) we filed Post Effective Amendment No.6 deregistering 745,403 shares. The Securities and Exchange Commission order of effectiveness was dated October 27, 2003. On December 17, 2003 we filed a registration statement to register 1,078,309 shares on Form S-11 in order to address a contingent liability for rescission in the approximate amount of $22 million plus interest and less dividends paid to those persons who purchased our shares between May 1, 2002 and October 31, 2002. The offer commenced on December 29, 2003 and concluded on January 28, 2004. Twenty-one shareholders, holding an aggregate 30,165 shares, accepted the offer.

     The rescission offer was intended to address federal and state compliance issues by allowing holders of shares covered by the rescission offer to sell those shares back to us and to reduce our contingent liability with respect to those shares. In each state where the offer was made, the right to sue is lost except, with respect to Texas, the right is not lost if a purchaser rejected in writing the offer and expressly reserved the right to sue. No such reservations were received by us. Further, the statute of limitations for noncompliance with the requirement to register securities under the Securities Act of 1933, as amended (the 'securities Act") is one year, while under the various state securities laws in which the rescission offer was made, the statute of limitation ranges from one to four years from the date of the transaction. The periods set forth in the statutes of limitations provided for in the Securities Act and in most of the states in which the offer was made have expired.

     Notwithstanding the foregoing, the rescission offer does not necessarily relieve us of our contingent liability for fines or penalties under state securities laws or for civil liability that arises as a result of having failed to make the rescission offer in compliance with applicable laws and rules, but no claims have been made to date.

ANNUAL VALUATION

     The Board of Trustees has valued our shares at $20 per share based on their business judgment regarding the value of the shares with reference to our book value, our operations to date and general market and economic conditions.


                    CAPITAL RESOURCES AND LIQUIDITY FOR
           FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

     We use funds made available on our bank line of credit and repayment of principal on our mortgage investments to purchase mortgage investments. In addition, until October 2003 we used funds made available from the sale of shares. We do not have commitments to purchase any mortgage investments but rather purchase them, as funds are available. (Dollars are approximate.)

                                            YEARS ENDED DECEMBER 31,
                                        2003           2002          2001
                                   --------------------------------------------
Shares issued                        2,525,499      1,643,377      1,448,118
Number of new shareholders                 989            628            522
Shares repurchased ('sRP")            (323,717)       (80,002)       (39,047)
Gross offering proceeds            $50,510,000    $32,912,000    $28,866,000
Net offering proceeds (after
  deduction of selling
  commissions and fees)            $44,267,000    $25,575,000    $24,825,000
Share repurchase payments          ($6,460,000)   ($1,583,000)     ($750,000)
Principal receipts from
  Residential Mortgages and
  Contracts for Deed               $ 8,421,000     $4,564,000     $2,906,000
Principal receipts from
  Interim Mortgages                $76,241,000    $32,118,000    $13,151,000
Net borrowing - credit line        $(6,245,000)    $5,435,000    ($6,190,000)

     On June 4, 2001 the SEC issued its order of effectiveness for the sale of an additional 5,750,000 shares of beneficial interest over and above an original registration of 2,500,000 shares. Of the new shares offered for sale, 750,000 were set aside for the Dividend Reinvestment Plan. On October 22, 2003, in accordance with the undertakings given in our registration statement on Form S-11 filed on March 5, 2001 (Registration No. 333-56520, which became effective on June 4, 2001) we filed Post Effective Amendment No.6 deregistering 745,403 shares. The Securities and Exchange Commission order of effectiveness was dated October 27, 2003, ending our offering. On November, 14, 2003 we filed an S-3 registration with the SEC to register 511,000 shares of beneficial interest under our Dividend Reinvestment Plan. On December 5, 2003 we filed an 8-K with the SEC setting out our Share Redemption Program for the repurchase of shares in order to provide our shareholders with limited liquidity.

     The aggregate number of shares issued by us during our initial and subsequent offerings as of December 31, 2003, was 7,501,037, with 442,766 retired to treasury and 30,165 were rescinded leaving 7,028,106 shares outstanding. Gross offering proceeds were approximately $149,821,000. The gross offering proceeds were allocated as follows, shown as dollars and as a percentage of gross offering proceeds: net offering proceeds to us of approximately $130,615,000 (87.18%); commissions and fees paid to participating NASD dealers of approximately $14,460,000 (9.65%); wholesaling and marketing fees paid to the Advisor of $1,903,000 (1.27%) and acquisition fees to the Advisor of $2,842,000 (1.90%).

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

     As of December 31, 2001 our aggregate sales of shares was 3,332,161, with shares retired to treasury of 39,047 leaving 3,293,114. Gross offering proceeds to date were $66,345,000 and net offering proceeds to us (after the deduction of selling commissions and fees) were $58,385,000 (approximately 88.0% of gross offering proceeds). Total fees and commissions in the aggregate included acquisition fees of $765,000 (equal to 3% of net proceeds paid to our Advisor during 2001), commissions paid to selling group member firms of $6,864,000 and wholesaling and marketing of $330,000.

     With Trustee approval and effective July 11, 2001 we amended and extended our $10,000,000 credit facility with the same lender for twelve months with a floating rate of 1/2 percent above the bank's prime rate. We then extended the loan on July 11, 2002 for another twelve months with the interest rate fixed at 5.25% and again extended it on July 11, 2003. The line-of-credit was collateralized with the assignment of certain residential mortgages. We utilized the credit facility to acquire mortgage investments as they became available. The outstanding balance of the line-of-credit was reduced as new offering proceeds were received. The outstanding loan balance was $6,245,000 and $810,000 at December 31, 2002, and 2001, respectively. There was no outstanding balance on the line-of-credit at December 31, 2003. Under the terms of our Declaration of Trust we can borrow an amount up to 50% of our Net Assets (total assets less liabilities). The percentage outstanding at the end of the years was zero, 7.5% and 1.4% of Net Assets, respectively. We intend to continue to utilize our line of credit and may increase the maximum borrowings if our funding needs rapidly increase. As anticipated, we used our line of credit extensively in the first half of 2003 but raised money at an accelerated rate through the sale of our shares in the second half of 2003 and did not use our credit facility. We anticipate a significant increase in the use of our facility in 2004 because our offering has ended and we are no longer raising money from the sale of shares, except through our dividend reinvestment plan.

     As of December 31, 2003, we had in the aggregate purchased approximately $214,900,000 of interim mortgages from various sources. During 2003 we funded approximately $98,900,000, during 2002 we funded $64,000,000 and in 2001 we funded approximately $24,000,000. The following table sets forth, as a percentage of the whole, the amount funded with affiliates during 2003, 2002 and 2001.

Affiliated Company             2003     2002     2001
---------------------          ----     ----     ----
Capital Reserve Corp.          13%       41%      96%
Ready America Funding          23%       18%       0%
REO Property Company            2%        0%       0%
Ready Mortgage Corp.           13%       15%       0%
South Central Mortgage          0%        1%       4%
**United Development Funding    7%        0%       0%
UMTH Lending                   17%        0%       0%

**We extended a revolving line-of-credit ("LOC") to an affiliate, United Development Funding, L.P., which is collateralized by the affiliates real estate assets.

Outstanding balances for interim mortgages at December 31, 2003, 2002 and 2001 purchased from affiliates were:

Affiliated Company                 2003           2002             2001
---------------------          -----------     -----------     -----------
Capital Reserve Corp.          $ 9,194,000     $19,209,000     $14,919,000
Ready America Funding          $14,565,000     $ 9,424,000         --
REO Property Company           $ 1,735,000         --              --
Ready Mortgage Corp.           $ 6,346,000     $ 6,091,000         --
South Central Mortgage         $   306,000     $   923,000     $   929,000
United Development Funding     $ 6,093,000         --              --
UMTH Lending                   $13,713,000         --              --

     Residential mortgages and contacts for deed have been purchased from various sources. At December 31, 2003, of the $48,884,000 purchased, approximately $18,000,000 has been purchased from SCMI, an Affiliate.

Effect of Transactions With Related Parties

	     We do not have any employees. All administrative services and facilities are provided to us by our Advisor, UMTA, under the terms of an Advisory
Agreement effective January 1, 2001. The services of the Advisor include all day-to-day administrative services including managing our development of investment guidelines, overseeing servicing, negotiating purchases of loans and overseeing the acquisition or disposition of investments and managing our assets.  The Advisor also provides office space to us.

     For these services, we pay the Advisor a monthly trust administration fee equal to 1/12th of 1/2 of 1% of the amount of average invested assets up to $50,000,000 and 1/12th of 1% of the average invested assets in excess of $50,000,000 and a subordinated incentive fee equal to 25% of the amount by which our net income for a year exceeds a 10% per annum non-compounded cumulative return on our adjusted contributions.

     For each year which it receives a subordinated incentive fee, the Advisor also receives 5-year options to purchase 10,000 Shares at a price of $20.00 per share (not to exceed 50,000 shares). The Advisor is also eligible to receive real estate brokerage commissions and for public offerings that we make, an offering administrative fee and an acquisition fee equal to 3% of the net offering proceeds of the offering. The Advisor and its affiliates are also entitled to reimbursement of costs of goods, materials and services used for and by us obtained from unaffiliated third parties except for note servicing and for travel and expenses incurred in seeking any investments or seeking the disposition of any of our investments.

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

     Loan servicing fees are paid to PSC, an affiliate. The fee is paid monthly and calculated as 1/12th of 1/2% of the outstanding principal balance of each loan.

     Property management fees on vacant properties are paid to REO Property Co. ("REOPC"), an affiliate. The fee is paid monthly and calculated as 1/12th of 1/2% of the outstanding balance of the loan when the property was classified as REO.

Below is a chart listing fees paid to affiliates during the years:

Type of Fee                    Payee          2003         2002        2001
------------------------    -----------    ----------    --------    ---------
Trust Management Fees       UMTA          $  730,000    $445,000    $249,000
Acquisition Fees            UMTA          $1,248,000    $829,000    $765,000
Marketing and Wholesaling
  Allowance                 UMTA          $  932,000    $641,000    $330,000
Incentive Fee               UMTA             --           --          --
Stock Options               UMTA             --           --          --
Loan Servicing Fees         PSC           $  146,000    $197,000    $185,000
Property Management Fees    REOPC         $   26,000      --          --
-----------------------------------------------------------------------------

OFF BALANCE SHEET TRANSACTIONS

     We do not have any off balance sheet transactions. We have formed a special purpose entity into which we will transfer our residential mortgages and contracts for deed with the purpose of a securitization of a majority of the loans. On September 12, 2003, with Trustee approval, we entered into a letter of intent with Bayview Financial Trading Group, L.P., ("Bayview") that contemplates the sale of a 75% interest in approximately 60% of our long-term residential mortgages and contracts for deed (the "Loan Pool"). We intend to transfer the Loan Pool to a Special Purpose Entity ('sPE") and a Senior Security Certificate equaling 75% of the Loan Pool with a 9.25% coupon will be issued to Bayview and we will receive a Subordinate Security Certificate equal to 25% of the Loan Pool with an 11.66% coupon and earn approximately 2.41% on the Senior Security. We will receive cash equal to 75% of the unpaid principal balance of the loans transferred. We believe that the transaction will increase the yield of our remaining long-term portfolio interests and allow us to reallocate cash from these investments to interim Mortgages with average yields at or above 13.66%. The completion of the transaction is dependent on a successful due diligence review by Bayview. We anticipate the closing of the transaction in April 2004.


DISCLOSURE OF CONTRACTURAL OBLIGATIONS

     The table below represents our obligations and commitments to make future payments under debt obligations, maintenance contracts and lease agreements as of December 31, 2003.

Payments due by period:
-----------------------------------------------------------------------------
Total              < 1 year     1-3 years   3-5 years   > 5 years

Line of credit       **            --         --           --

**payments are due only if there is an outstanding balance on the line of credit. At December 31, 2003 there was no outstanding balance.

DIVIDENDS DECLARED AND DISTRIBUTIONS MADE

     During the year ended December 31, 2003, we declared dividends and made distributions on a monthly basis as shown below. Although last year we declared distributions at a rate of 9.2%, and 10% the year before, we are under no obligation to continue to do so. During 2003 we were on target for a 9.2% dividend until the last quarter when we sold a significant number of properties at a discount, which reduced our earnings.

                                     For the Years Ended
                                         December 31,
                                    2003     2002     2001
                                  -------  -------  --------
Monthly distribution rate         $0.1533  $0.1667   $0.1667
Total distribution per share      $1.84      $2.00     $1.96
Amount in excess
  of earnings per share           $0.37      $0.19     $0.15

MERGER PROPOSAL

     We have received a merger proposal from an entity organized by persons that include officers and owners of the Company and its advisor. The proposal by UMT Holdings, L.P. ("UMTH") a Delaware limited partnership and real estate finance company based in Dallas, Texas, provides that we would be merged into UMTH. As currently proposed, each holder of our shares of beneficial interest at the time of the closing of the merger would receive a 10-year senior subordinated note having an original principal amount of $21 for each share owned by such holder and an annual interest rate of 9.5%, which interest shall be payable monthly. The proposal contains other terms and may be amended or modified at any time.

      In response to the proposal, our Board of Trustees has formed a special committee comprised of Richard D. O'Connor, Jr., Paul R. Guernsey and Douglas R. Evans, each an independent and disinterested trustee. The special committee has retained legal and financial experts to assist it in evaluating the proposal. The special committee has been charged with negotiating the final terms of any transaction with UMTH on behalf of the Company, evaluating the fairness of the terms to our shareholders who are not affiliated with UMTH, and making a recommendation to the full Board of Trustees with respect to the transaction. In addition, the special committee may entertain other unsolicited inquiries from any other parties interested in the possible acquisition of our outstanding shares of beneficial interest and, as appropriate, provide information, enter into discussions and negotiate with such parties in connection with any such inquiries. As of March 1, 2004 there have been no inquiries from other sources.

      UMTH's proposal is contingent upon, among other things, (i) the negotiation, execution and delivery of a definitive agreement, (ii) approval of the transaction by the special committee, the Company's full Board of Trustees and the Company's shareholders, (iii) the special committee's receipt of a fairness opinion from its financial advisor,
(iv) the effectiveness of a registration statement with the Securities and Exchange Commission to permit the submission of the merger to a vote of the Company's shareholders and to register the notes, (v) applicable regulatory approvals, (vi) obtaining any necessary third-party consents or waivers, and (vii) certain other conditions including UMTH's satisfaction with the results of its due diligence investigation.

      There can be no assurance that a definitive merger agreement will be executed and delivered, or that UMTH's proposed transaction will be consummated. The proposed transaction may only be completed in accordance with the applicable state and federal laws, including the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

     We believe that negotiations for a definitive agreement will commence in mid-March 2004.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Our dividend can fluctuate because it is based on earnings.

     As reflected on our restated financial statements, since 1999 our distributions have exceeded our earnings with the result that a portion of the distributions to shareholders represented a return of capital. Although our

Trustees determined that we would not pay dividends in excess of earnings from 2003 forward, during the last quarter of 2003 we aggressively sold foreclosed properties that had been vacant for over 365 days. In doing so we sold those properties for $0.61 on the dollar; the loss is recorded as an expense and thus reduced our earnings. Although we believe that the bulk of substandard properties have been liquidated, we are subject to market conditions when liquidating properties, which could affect our earnings.

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

     While we acquire our mortgage investments from several sources, many are acquired from Affiliates of the Advisor. Due to the affiliation between the Advisor and those entities and the fact that those entities may make a profit on the sale of mortgage investments to us, the Advisor has a conflict of interest in determining if mortgage investments should be purchased from affiliated or unaffiliated third parties.

We face competition for the time and services of officers and trustees.

     We rely on the Advisor and its Affiliates, including our President, who is the President and an employee of our Advisor, for management of our operations. Because the Advisor and its Affiliates engage in other business activities, conflicts of interest may arise in operating more than one entity with respect to allocating time between those entities.

We have a limited ability to meet our fixed expenses.

     Our operating expenses, including certain compensation to our Advisor, servicing and administration expenses payable to an Affiliate and unaffiliated mortgage servicers and the Independent Trustees, must be met regardless of our profitability. We are also obligated to distribute 90% of our REIT Taxable Income (which may under certain circumstances exceed our Cash Flow) in order to continue to qualify as a REIT for federal income tax purposes. Accordingly, it is possible that we may be required to borrow funds or liquidate a portion of our investments in order to make the required cash distributions to shareholders. Although we generally may borrow funds, we cannot be assured that such funds will be available to the extent, and at the time, required by us.

Our results are subject to market and business conditions.

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

     Mortgage interest rates may be subject to abrupt and substantial fluctuations. If prevailing interest rates rise above the average interest rate being earned by our mortgage investments, investors may be unable to quickly liquidate their investment in order to take advantage of higher returns available from other investments. Furthermore, interest rate fluctuations may have a particularly adverse effect if we use money borrowed at variable rates to fund fixed rate mortgage investments. To date, all of the Company's borrowings have been at fixed rates.

We have a high geographic concentration of mortgage investments in Texas.

   A large percentage of our mortgage investments are located in Texas, with approximately 52% in the Dallas/Fort Worth area. As a result, we have a greater susceptibility to the effects of an economic downturn in that area or from slowdowns in certain business segments that represent a significant part of that area's overall economic activity such as energy, financial services and tourism.

Risk of loss on non-insured, non-guaranteed mortgage loans.

     We generally do not obtain credit enhancements for our mortgage investments, because the majority, if not all, of those mortgage loans are "non-conforming" in that they do not meet all of the underwriting criteria required for the sale of the mortgage loan to a federally owned or guaranteed mortgage agency. Accordingly, during the time we hold mortgage investments for which third party insurance is not obtained, we are subject to the general risks of borrower defaults and bankruptcies and special hazard losses that are not covered by standard hazard insurance (such as those occurring from earthquakes or floods). In the event of a default on any Mortgage Investment held by us, including, without limitation, defaults resulting from declining property values and worsening economic conditions, we would bear the risk of loss of principal to the extent of any deficiency between the value of the related mortgage property and the amount owing on the mortgage loan. Defaulted mortgage loans would also cease to be eligible collateral for borrowings and would have to be held or financed by us out of other funds until those loans are ultimately liquidated, which could cause increased financing costs and reduced net income or a net loss.

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

We must compete with others for mortgage investments.

     In acquiring mortgage investments, we compete with other REITs, investment banking firms, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, other lenders, Ginnie Mae, Fannie Mae, Freddie Mac and other entities purchasing mortgage investments, most of which have greater financial resources than we do. In addition, there are mortgage REITs similar to us, and others may be organized in the future. Some of these entities have substantially greater experience than the Advisor and we have in originating or acquiring mortgage investments. The effect of the existence of additional potential purchasers of mortgage investments may be to increase competition for the available supply of mortgage investments suitable for purchase by us.

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

     Since our investment decisions are based in major part upon the value of the real estate underlying our mortgage investments and less upon the creditworthiness of the borrowers, we rely primarily on the real property securing the mortgage investments to protect our investment. Thus, we rely on appraisals and on Broker Price Opinions ("BPO's"), both of which are paid for and most of which are provided by note sellers, to determine the fair market value of real property used to secure the mortgage investments we purchase. BPO's are determinations of the value of a property based on a study of the comparable values of similar properties prepared by a licensed real estate broker. We cannot be sure that those appraisals or BPO's are accurate, in any or all cases. Moreover, since an appraisal or BPO is given with respect to the value of real property at a given point in time, subsequent events could adversely affect the value of real property used to secure a loan. Such subsequent events may include changes in general or local economic conditions, neighborhood values, interest rates and new construction. Moreover, subsequent changes in applicable governmental laws and regulations may have the effect of severely limiting the permitted uses of the property, thereby drastically reducing its value. Accordingly, if an appraisal is not accurate or subsequent events adversely affect the value of the property, the Mortgage Investment would not be as secure as anticipated, and, in the event of foreclosure, we may not be able to recover our entire investment.

 Our mortgages may be considered usurious.

     Usury laws impose limits on the maximum interest that may be charged on loans and impose penalties for violations that may include restitution of the usurious interest received, damages for up to three times the amount of interest paid and rendering the loan unenforceable. Most, if not all, of the mortgage investments we purchase will not be exempt from state usury laws and thus there exists some uncertainty with respect to mortgage loans in states with restrictive usury laws. However, we only purchase mortgage investments if they provide that the amount of the interest charged thereon will be reduced if, and to the extent that, the interest or other charges would otherwise be usurious.

We face risks of bankruptcy of our mortgage servicer.

     Our residential mortgages and contracts for deed are serviced by PSC or by other entities. We require that our loan servicer maintain a fidelity bond and directors' and officers' indemnity insurance to lower risk of liability from the actions of such entities. However, there may be additional risks in the event of the bankruptcy or insolvency of any of those entities or in the event of claims by their creditors. Those additional risks would not be present if we were qualified in all instances to service our residential mortgages and contracts for deed directly.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We may be exposed to interest rate changes primarily as a result of annual renewals of our bank line of credit. Our bank line of credit has a one year term and expires in July 2004. During the annual renewal, the interest rate is negotiated. A higher interest rate may have a negative impact on earnings, but we do not anticipate a significant increase above the 5.25% we are obligated through July 2004.

     We have no long-term borrowings.


ITEM 8. FINANCIAL STATEMENTS.


                                UNITED MORTGAGE TRUST

                             INDEX TO FINANCIAL STATEMENTS


                                                                       Page

Report of Independent Auditors                                          28

Balance Sheets as of December 31, 2003 and 2002                         29

Statements of Income for the
     Years Ended December 31, 2003, 2002 and 2001                       30

Statements of Changes in Shareholders' Equity
     for the Years Ended December 31, 2003, 2002 and 2001               31

Statements of Cash Flows for the
     Years Ended December 31, 2003, 2002 and 2001                       32

Notes to Financial Statements                                           33

                        REPORT OF INDEPENDENT AUDITORS



Board of Trustees
United Mortgage Trust

We have audited the accompanying balance sheets of United Mortgage Trust as of December 31, 2003 and 2002, and the related statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note G to the financial statements, certain errors resulting in an overstatement of previously reported net income and shareholders' equity as of and for the year ended December 31, 2001 were discovered by management of the Company subsequent to issuance of those financial statements. Accordingly, the financial statements have been restated to correct the error.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Mortgage Trust as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.



                                                  /S/  Whitley Penn



Dallas, Texas
February 13, 2004

                        UNITED MORTGAGE TRUST
                           BALANCE SHEETS

                                                    December 31,
                                           2003                    2002
                                           ----------------------------
ASSETS
Cash and cash equivalents                  $  4,199,455      $   646,570
Investment in residential mortgages
  and contracts for deed, less reserve
  for loan losses of $146,000 and none,
  respectively                               29,634,352       35,299,701
Residential mortgages and contracts
  for deed foreclosed, less reserve for
  loan losses of $104,000 and none,
  respectively                                3,242,004        3,676,070
Interim mortgages, less reserve for
  loan losses of $65,000 and none,
  respectively                               71,482,192       49,136,321
Interim mortgages foreclosed, less
  reserve for loan losses of $35,000
  and none, respectively                      1,228,350            --
Line-of-credit receivable, affiliate          6,093,493            --
Accrued interest receivable                   3,453,824        1,917,088
Receivable from affiliate                        59,117          109,594
Equipment, less accumulated depreciation
  of $4,612 and $3,336, respectively             21,245           22,520
Other assets                                    911,786          284,027
                                           ------------       ----------
Total Assets                               $120,325,818      $91,091,891
                                           ------------       ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Line-of-credit, payable                  $       --        $ 6,245,000
  Distributions payable                       1,071,000          806,423
  Accounts payable & accrued
    liabilities                                 152,175          550,880
  Amounts due for redemption of
    beneficial interest                         611,970           --
                                            -----------       ----------
Total Liabilities                             1,835,145        7,602,303
                                            -----------       ----------

Commitments and contingencies                    --               --

Shares of beneficial interest redeemable
  1,078,309 shares issued and outstanding
  in 2002                                        --           21,566,181

Shareholders' equity:
  Shares of beneficial interest; $.01 par
    value; 100,000,000 shares authorized;
    7,470,872 and 3,897,229 shares
    issued; 7,028,106 and 3,778,180
    outstanding, respectively                    74,708           38,972
  Additional paid-in capital                130,539,921       65,354,916
  Advisor's reimbursement                       397,588          397,588
  Cumulative distributions in excess
    of earnings                              (3,728,496)      (1,535,323)
  Retained earnings                              --               --
                                            -----------       ----------
                                            127,283,721       64,256,153
  Less treasury stock, 442,766 and
     119,049 shares, respectively,
     at cost                                 (8,793,048)      (2,332,746)
                                            -----------       ----------

Total Shareholders' Equity                  118,490,673       61,923,407
                                           ------------      -----------
Total Liabilities and Shareholders'
  Equity                                   $120,325,818      $91,091,891
                                           ------------      -----------

See accompanying notes to financial statements.

                            UNITED MORTGAGE TRUST
                             STATEMENTS OF INCOME

                                            Year Ended December 31,
                                        2003          2002         2001
                                     --------------------------------------
Revenues:
Interest income                      $12,076,341   $8,277,742   $5,679,657

Expenses:
  Foreclosed properties loss           2,172,197        8,252        7,085
  Interest expense                       146,196       78,203      430,790
  Loan servicing fees                    145,904      196,661      185,366
  Trust administration fee               729,935      444,509      249,298
  General and administrative             292,990      174,218       22,285
                                     -----------   ----------   ----------
                                       3,487,222      901,843      894,824
                                     -----------   ----------   ----------

Net income                           $ 8,589,119   $7,375,899   $4,784,833
                                     ===========   ==========   ==========

Earnings per share of
  beneficial interest                     $1.47         $1.81        $1.81
                                     ===========   ==========   ==========
Weighted average shares
  outstanding                         5,859,639     4,083,488    2,641,072
                                     ===========   ==========   ==========

See accompanying notes to financial statements.

                                  UNITED MORTGAGE TRUST
                     STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         Years Ended December 31, 2003, 2002 and 2001

                                                                                     Cumulative
                                     Shares of          Additional     Advisor's   Distributions
                                 Beneficial Interest      Paid-in      Reimburse-  in Excess of     Treasury
                                 Shares      Amount       Capital        ment        Earnings        Stock          Total
                                ---------------------------------------------------------------------------------------------
Balance at December 31, 2000    1,884,043   $18,840   $ 33,541,746    $397,588     $ (363,933)    $    --        $ 33,594,241

Proceeds from shares issued     1,448,118    14,482     24,810,430       --            --              --          24,824,912
Purchase of treasury stock         --          --          --            --            --            (749,990)       (749,990)
Distributions ($1.96 per share)    --          --          --            --        (5,163,512)         --          (5,163,512)
Net income                         --          --          --            --         4,784,833          --           4,784,833
                                ---------   -------    -----------    --------    -----------     -----------    ------------
Balance at December 31, 2001    3,332,161    33,322     58,352,176     397,588       (742,612)       (749,990)     57,290,484

Proceeds from shares issued       565,068     5,650      7,002,740       --            --              --           7,008,390
Purchase of treasury stock         --          --          --            --            --          (1,582,756)     (1,582,756)
Distributions ($2.00 per share)    --          --          --            --        (8,168,610)         --          (8,168,610)
Net income                         --          --          --            --         7,375,899          --           7,375,899
                                ---------   -------    -----------    --------    -----------     -----------    ------------
Balance at December 31, 2002    3,897,229    38,972     65,354,916     397,588     (1,535,323)     (2,332,746)     61,923,407

Proceeds from shares issued     2,525,499    25,255     44,241,276       --            --                          44,266,531
Shares of beneficial interest
  released from potential
  redemption                    1,048,144    10,481     20,943,729       --            --              --          20,954,210
Purchase of treasury stock         --          --          --            --            --          (6,460,302)     (6,460,302)
Distributions ($1.84 per share)    --          --          --            --       (10,782,292)         --         (10,782,292)
Net income                         --          --          --            --         8,589,119          --           8,589,119
                                ---------   -------   ------------    --------   ------------     -----------    ------------
Balance at December 31, 2003    7,470,872   $74,708   $130,539,921    $397,588   $ (3,728,496)    $(8,793,048)   $118,490,673
                                =========   =======   ============    ========   ============     ===========    ============

See accompanying notes to financial statements.

                                                           -31-

                             UNITED MORTGAGE TRUST
                            STATEMENTS OF CASH FLOWS

                                                     Year Ended December 31,
                                                2003          2002          2001
                                           -----------------------------------------
Cash flow from operating activities:
  Net income                               $  8,589,119   $  7,375,899   $ 4,784,833
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Foreclosed properties loss              2,172,197          8,252         7,085
      Depreciation and amortization               1,276            520           519
      Net amortization of discount on
        mortgage investments                    (22,281)       (15,548)       (9,506)
      Changes in assets and liabilities:
        Accrued interest receivable          (1,536,736)      (687,728)     (561,847)
        Other assets                           (627,759)       (92,302)     (134,754)
        Accounts payable and accrued
          liabilities                          (398,705)       409,156       138,117
            Net cash provided by            ------------   -----------   -----------
            operating activities:             8,177,111      6,998,249     4,224,447
                                            ------------   -----------   -----------
Cash flow from investing activities:
  Investment in residential mortgages and
    contracts for deed                       (1,364,900)    (3,849,140)   (9,167,898)
  Principal receipts on residential
    mortgages and contracts for deed          5,314,398      4,563,908     2,906,477
  Investment in interim mortgages           (99,815,148)   (63,724,041)  (24,227,491)
  Principal receipts on interim
    mortgages                                76,240,927     32,117,618    13,150,704
  Line-of-credit receivable, affiliate       (6,093,493)        --            --
  Purchase of equipment                          --            (21,144)       --
            Net cash used in investing     -------------   -----------   -----------
            activities:                     (25,718,216)   (30,912,799)  (17,338,208)
                                           -------------   -----------   -----------
Cash flow from financing activities:
  Proceeds from issuance of shares of
    beneficial interest                      44,266,530     28,574,571    24,824,912
  Net borrowings on line-of-credit
    payable                                  (6,245,000)     5,435,000    (6,190,000)
  Receivable from affiliate                      50,477          6,336       (10,165)
  Purchase of treasury stock                 (6,460,302)    (1,582,756)     (749,990)
  Distributions                             (10,517,715)    (7,905,600)   (4,928,339)
            Net cash provided by           ------------    -----------   -----------
            financing activities:            21,093,990     24,527,551    12,946,418
                                           ------------    -----------   -----------
Net increase (decrease) in cash               3,552,885        613,001      (167,343)

Cash and cash equivalents at
  beginning of year                             646,570         33,569       200,912
                                           ------------    -----------   -----------
Cash and cash equivalents at
  end of year                              $  4,199,455    $   646,570   $    33,569
                                           ============    ===========   ===========
Supplemental cash flow information:
  Interest paid                            $    146,196    $   111,631   $   397,362
                                           ============    ===========   ===========

See accompanying note to financial statements.

                               UNITED MORTGAGE TRUST
                            Notes to Financial Statements
                                 December 31, 2003

A.  NATURE OF BUSINESS

THE COMPANY

United Mortgage Trust (the "Company") is a Maryland real estate investment trust which qualifies as a real estate investment trust (a "REIT") under federal income tax laws. The Company invests exclusively in first lien, fixed rate mortgages secured by single-family residential property throughout the United States ("Mortgage Investments"). Such loans are originated by others to the Company's specifications or to specifications approved by the Company. Most, if not all, of such loans are not insured or guaranteed by a federally owned or guaranteed mortgage agency.

The Company has no employees. It pays its Advisor a monthly trust administration fee for the services relating to the Company's daily operations which the Advisor uses to pay its employees who are directly and indirectly involved in the day-to-day management of the Company. The Company's Advisor and affiliated companies offices are located in Dallas, Texas.

THE ADVISOR

The Company uses the services of UMT Advisors, Inc. ("UMTA") to manage its day-to-day activities and to select the investments it purchases. The Company's President, Cricket Griffin, is an employee of the Advisor, for which she serves as President. The Advisor is owned and controlled by Todd F. Etter and Timothy J. Kopacka. Mr. Etter is the owner of South Central Mortgage, Inc. ("SCMI"), a Texas corporation that sells Mortgage Investments to the Company, of Prospect Service Corp. ("PSC"), a Texas corporation that services the Company's residential mortgages and contracts for deed, of Capital Reserve Corporation ("CRC") and Ready America Funding Corp. ("RAFC"), both Texas corporations that sell interim mortgages to the Company, of UMTH Lending, L.P. ("UMTHL") a Delaware limited partnership that sells interim mortgages to the Company and of United Development Funding, L.P. ("UDF") a Nevada limited partnership for which the Company has provided a line-of-credit.

ADVISORY AGREEMENT

UMTA has the responsibility of the day-to-day operations of the Company and for seeking out, underwriting and presenting Mortgage Investments to the Company for consideration and purchase as well as being responsible for all facets of the Company's business operations under the guidance of the Company's Trustees. In that regard it employs the requisite number of staff to accomplish these tasks, leases its own office space and pays its own overhead. The Company pays a trust administration fee for services rendered by the Advisor.

B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements is as follows:

BASIS OF ACCOUNTING

The accounts are maintained and the financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2003 and 2002, the Company had $3,801,631 and $646,574, respectively, investments included in cash and cash equivalents.

RESIDENTIAL MORTGAGES, CONTRACTS FOR DEED AND INTERIM MORTGAGES

Residential mortgages, contracts for deed and interim mortgages are recorded at the lower of cost or estimated net realizable value, net of discounts and including loan acquisition costs paid to the Advisor. The Mortgage Investments are collateralized by real property owned by the borrowers.

The loan acquisition fees and discounts on the notes are amortized using the interest method over the estimated life of the mortgages (5 and 1/2 years). The unamortized discount amounted to $378,938 and $599,595 at December 31, 2003 and 2002, respectively. The unamortized loan acquisition costs amounted to $466,912 and $665,289, respectively.

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

As of December 31, 2003, interim mortgage had an average interest rate of 13.66%. average annual yield of 13.80%, average loan-to-value ratio of 66.75%, average unpaid principal balance of $63,000 and a remaining term of under 12 months. As of December 31, 2003, residential mortgages and contracts for deed has an average interest rate of 11.76%, average yield of 12.03%, average loan-to-value ratio of 84.60%, average unpaid principal balance of $46,000 and a remaining term of 334 months.

Generally, the Company does not retain servicing rights on its Mortgage Investments. Although it is not prohibited from doing so under the terms of its loan purchase negotiations or of its Declaration of Trust, the Company relies on various servicing sources, including affiliated companies, to service its Mortgage Investments.

INTEREST INCOME ACCRUAL

Interest income is received by the Company from its portfolio of residential mortgages, contracts for deed and interim mortgages. The Company does not receive interest income on defaulted loans that are not covered under a recourse agreement. The Company requires that interest be advanced by note sellers on all recoursed loans (loans that have active recourse agreements). The Company monitors each loan in its portfolio on a monthly basis to track pay histories and performance. On a quarterly basis it determines whether to accrue income on a given loan that is delinquent based on the borrower's performance in past periods and based on discussions with the collection staff of its loan servicer, relying on their contact with a delinquent homeowner to determine the likelihood that a borrower will continue to make the mortgage payments. The Company does not accrue income on all loans but makes a loan-by-loan determination whether to recognize interest income for the quarter. There is no assurance that the interest income recognized by the Company will be paid by a borrower thus requiring an adjustment in the following quarter thereby effectively reducing net income.

ACCOUNTING FOR AND DISPOSITION OF FORECLOSED PROPERTIES

When the Company takes possession of real estate through foreclosure it attempts to resell the property to recover all costs associated with the default, including legal fees, transaction costs, and repair expenses. Repair costs are capitalized. Upon sale of the property, a gain or loss is recorded. Net gains are taxable and, if material, are distributed to shareholders as capital gains. Losses are expensed. The Company has elected to treat property acquired through foreclosure as "foreclosure property" and has reported it as such in the Company's informational federal tax filings. In the event that a foreclosed property is sold for less than the recoursed value associated therewith, the Company realizes the loss and classifies any recourse value received in excess of the Company's basis as a capital contribution. In addition, recourse amounts are paid in installments by a note seller and the recognition of the capital contribution will be at a date later than the corresponding mortgage loss is realized.

MORTGAGE INVESTMENT LOSS RESERVES

     Through 2002 the Company had not established mortgage investment loss reserves because management believed its exposure to losses at that date was nominal based on historical experience. Mortgage investment losses are estimated to be the difference between the outstanding loan balance at the time of foreclosure less any value to be realized from the disposition of the underlying collateral. The Company annually adjusts to current market value the foreclosed collateral and the difference between the estimated market value and the outstanding loan balance creates a mortgage investment loss reserve. During 2002 the Company realized an insignificant loss on the disposition of foreclosed properties as well as an insignificant loss from the sale of foreclosed property in 2001. During 2003 the Company experienced significant mortgage investment losses as management aggressively pursued the sale of non-income producing, foreclosed properties that had been on the Company's books an average of 657 days. The properties were sold at a discount of 39%. Additionally, in the fourth quarter of 2003, the Company recorded a mortgage investment loss reserve of $350,000, and will continue to reserve for mortgage investment losses monthly during 2004 by reviewing its portfolio monthly and estimating the proceeds from the sale of foreclosed properties based on management's best estimates.

EQUIPMENT

Equipment is recorded at cost and depreciated by the straight-line method over the five-year expected useful lives of the assets. Expenditures for normal maintenance and repairs are charged to expense as incurred, and significant improvements are capitalized.

INCOME TAXES

The Company intends to continue to qualify as a REIT under the Internal
Revenue Code of 1986 the ("Code") as amended.   A REIT is generally not
subject to federal income tax on that portion of its REIT taxable income ('Taxable Income'), which is distributed to its shareholders provided that at least 90% of Taxable Income is distributed. No provision for taxes have been made in the financial statements, as the Company believes it is in compliance with the Code. Dividends paid to shareholders are considered ordinary income for income tax purposes.

EARNINGS PER SHARE

The Company has adopted Statement of Financial Accounting Standard ('SFAS') No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to shareholders by the weighted average number of shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company's potential dilutive securities are not dilutive, the accompanying presentation is only of basic earnings per share.

DISTRIBUTION POLICY AND DISTRIBUTIONS DECLARED

The Company will make distributions each year (not including return of capital for federal income tax purposes) equal to at least 90% of the REIT's taxable income. Since September 1997 the Company has made monthly distributions to its shareholders and intends to continue doing so. The Trustees declare the distribution rate quarterly and make the distribution monthly for shareholders of record as of the 15th of the following month at the end of the following month. Although the Company does not intend to make distributions in excess of earnings, it has done so in each of the three years ended December 31, 2003.

SHARES OF BENEFICIAL INTEREST OPTIONS

At December 31, 2003, 2002 and 2001, the Company had shares of beneficial interest options outstanding, which are described more fully in Note D. The Company accounts for its shares of beneficial interest options under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The pro forma effect on net income if the Company had applied the fair value of recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation as of the years ended December 31, 2003, 2002 and 2001 was nominal and hence not disclosed.

FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash equivalents, accrued interest receivable, receivable from affiliate, accounts payable and accrued liabilities approximate the carry amounts due to the relatively short maturity of these instruments. The carrying value of residential mortgages and contracts for deed, interim mortgages, line-of-credit receivable from affiliate and the Company's line-of-credit payable also approximate fair value since these instruments bear market rates of interest. None of these instruments are held for trading purposes.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in statements of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. Adoption of SFAS No. 150 did not have a significant impact on the Company's results of operations or financial condition.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Interpretation No. 45 is effective for guarantees issued or modified after December 31, 2002 and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of Interpretation No. 45 did not have a significant impact on the Company's results of operations or financial condition.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities-an interpretation of ARB No. 51, which provides guidance on the identification of and reporting for variable interest entities. Interpretation No. 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. Adoption of Interpretation No. 46 did not have a significant impact on the Company's results of operations or financial condition.

RECLASSIFICATIONS

Certain prior year's amounts have been reclassified to conform with the current year presentation.

C. LINE-OF-CREDIT PAYABLE

On July 11, 2003 the Company extended its line-of-credit for 12 months under the same terms as those in 2002. The line-of-credit is collateralized with the assignment of certain residential mortgages. At December 31, 2003 and 2002 the outstanding balances were zero and $6,245,000, respectively, with interest at 5.25% at December 31, 2003. Interest paid during the three years ended December 31, 2003 was $146,196, $111,631 and $397,362, respectively.

D.  SHARES OF BENEFICIAL INTEREST OPTIONS

For each year in which an Independent Trustee of the Company serves, the Trustee receives 5-year options vested upon grant to purchase 2,500 shares of Company stock at $20 per share.

Following is a summary of the options transactions:

                                           2003      2002      2001
                                          ---------------------------
Outstanding at beginning of year           47,500   47,500   40,000
   Granted                                  7,500    7,500    7,500
   Expired                                (10,000)  (7,500)    --
   Exercised                                  --      --       --
                                           ------   ------   ------
Outstanding at end of year                 45,000   47,500   47,500
                                           ------   ------   ------
Exercisable at end of year                 45,000   47,500   47,500
                                           ------   ------   ------

Exercise price per share                   $20.00   $20.00   $20.00
                                           ------   ------   ------

E.  RELATED PARTY TRANSACTIONS

1). Fees paid to the Advisor, a related party: On January 1, 2001, the Company entered into an Advisory Agreement with UMTA whereby the Advisor provides the Company with day-to-day management and administrative services subject to the supervision and review by the Trustees. In consideration for the services, the Company paid the Advisors a trust administration fee of $729,935, $444,509 and $249,298 for the years ended December 31, 2003, 2002 and 2001, respectively. The fee was calculated as 1/12th of 1/2 of 1% paid monthly of the first $50,000,000 of income producing assets and 1/12th of 1% of income producing assets in excess of $50,000,000, paid monthly. The terms of the Advisory Agreement calculates the Acquisition Fee (paid for sourcing suitable investments) as 3% of net offering proceeds (net offering proceeds are gross offering proceeds less commissions and marketing reallowances). The acquisition fees paid in 2003, 2002 and 2001 totaled $1,248,175, $828,729 and $765,333, respectively.

On January 1, 2001, the employees of the Company became employees of the Advisor. The Advisor pays their salaries and wages and maintains office space initially under lease by the Company, and now under lease by the Advisor. The Advisor is in the business of managing various businesses including the Company's. The Advisor's employees have various areas of responsibilities outside of management of the Company.

2). Rent paid and received between related parties: As of January 1, 2001 the Company's obligation under the terms of its lease agreement with SCMI was assumed by its Advisor and no rent has been paid by the Company since 2000. For the years ended December 31, 2003, 2002 and 2001, rent expenses paid by the Advisor and included as part of the trust administration fee was $35,000, $61,000 and $61,000, respectively, with offsetting sublease income in 2002 and 2001 of $44,000 and $42,000, respectively.

3). Loan servicing fees paid to an affiliate: Under the terms of a Mortgage Servicing Agreement with PSC, the Company incurred loan servicing fees of $145,904, $196,661 and $185,366 for years 2003, 2002 and 2001, respectively. The Company does not normally retain the servicing rights to the loans it purchases, however it is not prohibited from servicing its loans.

4). Purchasing Mortgage Investments from affiliates: The Company has purchased residential mortgages and contracts for deed from SCMI. To date the aggregate amount is approximately $18,000,000. Below is a table of interim mortgages purchased from affiliates with outstanding balances of loans:

Affiliated Company                 2003         2002           2001
---------------------          -----------   -----------   -----------
Capital Reserve Corp.          $ 9,194,000   $19,209,000   $14,919,000
Ready America Funding          $14,565,000   $ 9,424,000       --
REO Property Company           $ 1,735,000       --            --
Ready Mortgage Corp.           $ 6,346,000   $ 6,091,000       --
South Central Mortgage         $   306,000   $   929,000   $   929,000
United Development Funding     $ 6,093,000       --            --
UMTH Lending                   $13,713,000       --            --


5). Salaries and wages now paid by the Advisor: Payroll expenses, although paid by the Advisor and construed to be part of the trust administration fees in 2003, 2002 and 2001, were approximately $305,000, $265,000 and
$189,000, respectively.

6). SCMI Recourse Agreement: SCMI has agreed that, if the obligor on any Residential Mortgage or Contract for Deed sold to the Company by SCMI or its Affiliates, and that has had less than 12 payments made on it, defaults in the making of any payment or other obligation thereon during the period ending before the 12th payment after the Company bought that Residential Mortgage or Contract for Deed, then SCMI shall buy that Mortgage Investment from the Company or its assignee at a price equal to the total unpaid principal balance due thereon, plus accrued interest to the date of the purchase, plus insurance premiums, taxes and any other amounts that the Company spent in the maintenance, protection or defense of its interest therein or in the real property, including reasonable attorneys' fees.
SCMI may satisfy its obligations under the foregoing purchase or repurchase requirement by either:

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

7.) Line-of-Credit Receivable, Affiliate: The Company extended a revolving line-of-credit ("LOC") to an affiliate, United Development Funding, L.P., which is collateralized by the affiliate's real estate assets. Accrued interest on the LOC is payable monthly to the Company with the principal balance being due one year after the LOC agreement originated, on September 1, 2003. The Company has the ability, but not an obligation, to renew the affiliate's LOC agreement on an annual basis. The Company monitors the LOC for collectibility on a continuing basis based on the affiliate's payment history. No valuation allowance or charge to earnings was recorded for the year ended December 31, 2003 based on the Company's evaluation.

F. MERGER PROPOSAL

     In November 2003, the Company received a merger proposal from an entity organized by persons that include officers and owners of the Company and its advisor. The proposal by UMT Holdings, LP, a Delaware limited partnership and real estate finance company based in Dallas, Texas ("UMTH"), provides that the Company would be merged into UMTH. As currently proposed, each holder of the Company's shares of beneficial interest at the time of the closing of the merger would receive a 10-year senior subordinated note having an original principal amount of $21 for each share owned by such holder and an annual interest rate of 9.5%, which interest shall be payable monthly. The proposal contains other terms and may be amended or modified at any time.

      In response to the proposal, the Company's Board of Trustees formed a special committee comprised of Richard D. O'Connor, Jr., Paul R. Guernsey and Douglas R. Evans, each an independent and disinterested trustee. The special committee retained legal and financial experts to assist it in evaluating the proposal. The special committee has been charged with negotiating the final terms of any transaction with UMTH on behalf of the Company, evaluating the fairness of the terms to the Company's shareholders who are not affiliated with UMTH, and making a recommendation to the full Board of Trustees with respect to the transaction. In addition, the special committee may entertain other unsolicited inquiries from any other parties interested in the possible acquisition of the Company's outstanding shares of beneficial interest and, as appropriate, provide information, enter into discussions and negotiate with such parties in connection with any such inquiries. As of March 1, 2004, there have been no inquiries from other sources.

      UMTH's proposal is contingent upon, among other things, (i) the negotiation, execution and delivery of a definitive agreement, (ii) approval of the transaction by the special committee, the Company's full Board of Trustees and the Company's shareholders, (iii) the special committee's receipt of a fairness opinion from its financial advisor,
(iv) the effectiveness of a registration statement with the Securities and Exchange Commission to permit the submission of the merger to a vote of the Company's shareholders and to register the notes, (v) applicable regulatory approvals, (vi) obtaining any necessary third-party consents or waivers, and (vii) certain other conditions including UMTH's satisfaction with the results of its due diligence investigation.

      There can be no assurance that a definitive merger agreement will be executed and delivered, or that UMTH's proposed transaction will be consummated. The proposed transaction may only be completed in accordance with the applicable state and federal laws, including the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

     The Company believes that negotiations for a definitive agreement will commence in mid-March 2004.

G.  COMMITMENTS AND CONTINGENCIES

CONCENTRATION OF CREDIT

Financial instruments which potentially expose the Company to concentrations of credit risk are primarily temporary cash investments, mortgage notes receivable and line-of-credit receivable, affiliate. The Company maintains deposits primarily in three financial institutions. The deposits may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation ("FDIC"). At December 31 ,2003 and 2002, the Company had balances exceeding the FDIC insurance limits by approximately $4,148,000 and $1,101,000, respectively.

The majority of all first lien mortgage notes receivable are 'sub-Prime, B, C and D Grade' notes secured by single family homes, principally in the Dallas/Fort Worth, Houston and San Antonio Metropolitan areas. The line-of-credit receivable, affiliate is monitored by the Company for collectibility, and the Company believes the amount will be fully collectable.

RIGHT OF RESCISSION

The Company faced a contingent liability to those investors who purchased shares after April 30, 2002 and until the effectiveness of the post-effective amendment No. 1 filed with the SEC on November 4, 2002 as a result of the failure to file an amendment within the time period specified. On December 17, 2003, the Company filed a registration statement to register 1,078,309 shares on Form S-11 in order to offer rescission in the approximate amount of $22 million plus interest and less dividends paid to those persons who purchased our shares between May 1, 2002 and October 31, 2002. The offer was commenced on December 29, 2003 and was concluded on January 28, 2004. Twenty-one shareholders, holding an aggregate of 30,165 shares, accepted the offer.

The rescission offer was intended to address federal and state compliance issues by allowing holders of shares covered by the rescission offer to sell those shares back to the Company and to reduce its contingent liability with respect to those shares. In each state where the offer was made, the right to sue is lost except, with respect to Texas, the right is not lost if a purchaser rejected in writing the offer and expressly reserved the right to sue. No such reservations were received by the Company. Further, the statute of limitations for noncompliance with the requirement to register securities under the Securities Act of 1933, as amended (the 'securities Act") is one year, while under the various state securities laws in which the rescission offer was made, the statute of limitation ranges from one to four years from the date of the transaction. The periods set forth in the statutes of limitations provided for in the Securities Act and in most of the states in which the offer was made have expired.

Notwithstanding the foregoing, the rescission offer does not necessarily relieve the Company of its contingent liability for fines or penalties under state securities laws or for civil liability that arises as a result of having failed to make the rescission offer in compliance with applicable laws and rules, but no claims have been made to date.

H. QUALIFICATION AS A REIT

On June 30, 2003, the Company received a closing agreement from the Internal Revenue Service wherein the IRS confirmed the Company's status as a REIT and levied no taxes or penalties. The Company requested a closing agreement because its 2001 federal tax return characterized certain amounts that, if given effect, would mean that it did not meet one of the requirements for classification as a REIT. The Company also recorded an inter-company transaction with the Advisor for the 2002 taxable year that was reversed prior to the filing of the Company's 2002 federal income tax return and was therefore not reported on that tax return. That 2002 transaction, if given effect, could have meant that the Company did not meet one of the requirements for classification as a REIT.

I. QUARTERLY FINANCIAL DATA (UNAUDITED)

We present below selected financial data (unaudited) for the years ended December 31, 2003 and 2002:

                                              Net Income (Loss)      Weighted
                                                  Per Share       Average Shares
     2003          Revenues     Net Income      Basic/Diluted      Outstanding
--------------   -----------    -----------   -----------------   --------------
First quarter    $ 2,776,386    $ 2,285,236      $  0.46           4,921,402
Second quarter     2,949,163      2,559,914         0.46           5,510,048
Third quarter      3,088,519      2,765,232         0.45           6,124,492
Fourth quarter     3,262,273        978,737         0.14           6,882,614

For the year     $12,076,341   $  8,589,119      $  1.47           5,859,639

                                              Net Income (Loss)      Weighted
                                                  Per Share       Average Shares
     2002          Revenues     Net Income      Basic/Diluted      Outstanding
--------------   -----------    -----------   -----------------   --------------
First quarter    $ 1,681,170    $ 1,483,340      $  0.43           3,452,353
Second quarter     1,997,755      1,810,138         0.47           3,865,715
Third quarter      2,154,337      1,925,549         0.45           4,288,840
Fourth quarter     2,444,480      2,156,872         0.46           4,727,610

For the year     $ 8,277,742    $ 7,375,899      $  1.81           4,083,488

The Company's shares are not traded on an exchange, but have been offered at $20 per share by the Company throughout 2003 and 2002.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information disclosed in our annual and periodic reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. In addition, we designed these disclosure controls and procedures to ensure that this information is accumulated and communicated to our management, including our chief executive officer (our "CEO") and chief financial officer (our "CFO"), to allow timely decisions regarding required disclosure. SEC rules require that we disclose the conclusions of our CEO and CFO about the effectiveness of our disclosure controls and procedures.

         We do not expect that our disclosure controls and procedures will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitation in a cost-effective control system, misstatements due to error or fraud could occur and not be detected.

         We evaluate the effectiveness of our disclosure controls and procedures as of the end of each fiscal quarter. Based on our most recent evaluation, our CEO and CFO believe, and have certified, that our disclosure controls and procedures are effective to (1) ensure that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and (2) provide reasonable assurance that our financial statements fairly present in all material respects our financial condition and results of operations.

      Since the date of this most recent evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

                                PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

     Our Declaration of Trust provides for not less than three nor more than nine Trustees, a majority of whom must be Independent Trustees, except for a period of 60 days after the death, removal or resignation of an Independent Trustee. Each Trustee serves for a one-year term. There are currently five Trustees, three of whom are Independent Trustees.


                      OUR TRUSTEES AND OFFICERS

     Our Trustees and officers are as follows:

     Name                          Age         Offices Held
     ------------------------      ---         ------------------------------
     Christine Griffin             51          Trustee, Chairman of the Board
                                                 and President
     Richard D. O'Connor, Jr.      49          Independent Trustee
     Paul R. Guernsey              53          Independent Trustee
     Douglas R. Evans              58          Independent Trustee
     Michele A. Cadwell            51          Trustee


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

     Michele A. Cadwell has been one of our Trustees since August 1997. At present she is a fee attorney for Commonwealth Land Title of Dallas, Texas. From 1998 to 1999, Ms. Cadwell was Manager-Onshore Land Operations with
EEX Corp. Her primary responsibilities include drafting and negotiating exploration and marketing agreements, analysis of legislation and regulatory proposals, researching complex mineral titles, organization and management of non-core property divestitures, settlement of land owner disputes and advising and testifying on matters before the Oklahoma Corporation Commission. From 1980 until 1998 she was employed with Enserch Exploration, Inc. as Senior Land Representative. Ms. Cadwell is a 1974 graduate of the University of Oklahoma with a Bachelors of Arts Degree in English and a Juris Doctor Degree in 1978. She is admitted to both the Oklahoma and Texas bars.


                                THE ADVISOR

     We use the services of UMT Advisors, Inc., whom we refer to as our "Advisor", to manage our affairs and to select the investments we purchase. Our President, Cricket Griffin, is an employee of our Advisor. The Advisor is owned and controlled by Todd F. Etter and Timothy J. Kopacka. Mr. Etter is an Affiliate of South Central Mortgage, Inc. ("SCMI"), a Texas corporation that sells mortgage investments to us and services some of our residential mortgages. Mr. Etter is also an Affiliate of Capital Reserve Corp. ("CRC"),and through SCMI, Ready America Funding ("RAFC"), UMTH Lending LP ("UMTH") both Texas corporations that sell interim mortgages to us and service those interim mortgages for us. We entered into the Advisory Agreement with our Advisor effective on January 1, 2001.

     The directors and officers of UMT Advisors, Inc. are set forth below. These officers of the Advisor may also provide services to us on behalf of the Advisor.

Name                           Age          Offices Held
------------------             ---          ------------------------
Todd Etter                     53           Chairman
Christine "Cricket" Griffin    51           President
Timothy J. Kopacka             44           Executive Vice President/Secretary
Melvin E. Horton, Jr.          58           Executive Vice President/Marketing

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

     Christine "Cricket" Griffin. Ms. Griffin has served as President of UMT Advisors, Inc. since its inception. For Ms. Griffin's biographical information, please see above under "Trustees and Officers".

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

      Melvin E. Horton, Jr. has served as a Vice President of UMT Advisors, Inc. since its inception. Since January 2000, Mr. Horton has been President of AML Advisors, a firm engaged in providing consulting, sales, and marketing advice to institutional and individual investors. From January 2000 to Decemb er 2003, Mr. Horton was a registered representative with IMS Securities, Inc. which was one of our Participating Dealers in our prior offering. Since January 2004, he has been a registered representive with Williams Financial Group, Inc., who was also a Participating Dealer in our prior offering. From January 1997 to January 2000 he was Senior Vice President and Managing Director of the Private Client Group of Southwest Securities, Inc. (NYSE). Mr. Horton managed The Horton Company, a Registered Investment Advisor from January 1996 to January 1997. Between August 1982 and December 1988 and between May 1992 and January 1996, he acted in sales and management positions for Salomon Smith Barney and its predecessor firms including Shearson Lehman Brothers and EF Hutton. He served as President of MBI Financial from January 1989 to May 1992. Mr. Horton received a Bachelor's degree in Accounting and Finance in 1968 from Southern Methodist University and an MBA from the Cox School at SMU in 1971.

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

     The Advisory Agreement had an initial term of one year, which has been renewed annually, subject to an evaluation of the performance of the Advisor by the Trustees. The Advisory Agreement may be terminated (1) without cause by the Advisor or (2) with or without cause by a majority of the Independent Trustees. Termination under either of those provisions may be made without penalty and upon 60 days' prior written notice to the non-terminating party.

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

Audit Committee Financial Experts

    The members of our Audit Committee are our President, Cricket Griffin, and one of our Independent Trustees, Paul Guernsey. Our Board of Trustees has determined that Ms. Griffin and Mr. Guernsey qualify as "audit committee financial experts" as defined by SEC regulations. Ms. Griffin's and Mr. Guernsey's relevant experience is described above in the biographical information for each.

Code of Ethics

    Our Board of Trustees has adopted a Code of Conduct and Business
Ethics that is applicable to all trustees, officers and employees of the company. You may obtain a copy of this document free of charge by mailing a written request to: Investor Relations, United Mortgage Trust, 5740 Prospect Avenue, Suite 1000, Dallas TX 75206, or by sending an email request to: griffin@unitedmortgagetrust.com.

ITEM 11. EXECUTIVE COMPENSATION.

     We have no employees. Effective January 1, 2001 our President became an employee of the Advisor; she is therefore no longer paid by us nor does she have an employment agreement with us.

COMPENSATION OF TRUSTEES

     Trustees who are not Independent Trustees do not receive any compensation for acting as Trustees. Independent Trustees are entitled to receive the greater of $1,000 per meeting or $4,000 per year. For each year in which they serve, each Independent Trustee shall also receive 5-year options to purchase 2,500 shares at an exercise price of $20 per share (not to exceed 12,500 shares per Trustee). During 2003, 2002 and 2001, the Independent Trustees each received $3,000 each and waived their rights to additional fees and each Independent Trustee who served during all of 2003 and 2002 also received 5-year stock options to purchase 2,500 shares at an exercise price of $20 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information as of March 3, 2004 by each person who is known to us to be the beneficial owner of more than 5% of our shares and the beneficial ownership of all Trustees and officers as a group as of such date.

                                        Number of           Percent
Name and Address   	                     Shares (1)          of Class
----------------                        ----------          --------
Christine Griffin (2)	                    5,000(3)            0.07%
Richard D. O'Connor, Jr. (2)            12,500(3)            0.18%
Paul R. Guernsey (2)                    19,100(3)            0.27%
Douglas R. Evans (2)                    12,500(3)            0.18%
Michele A. Cadwell (2)(5)                2,500(3)            0.04%
All Trustees and
Executive Officers as a
Group (5 persons)                      51,600(4)            0.73%

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

(2) A trustee and/or executive officer of our Company. The address of all trustees and officers is c/o United Mortgage Trust, 5740 Prospect Avenue, Suite 1000, Dallas, Texas 75206.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Capital Reserve Corp. ("CRC") is a Texas corporation that is 50% owned by Todd Etter, an officer and principal shareholder of the Advisor. CRC is in the business of financing home purchases and renovations by real estate investors. We have and will continue to purchase interim mortgages from CRC. We do not pay fees to CRC.

     Ready America Funding ("RAFC") is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter, who is Chairman of the Advisor. RAFC is in the business of financing interim mortgages for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors.

     UMT Holdings, L.P. ("UMTH") is a Delaware limited partnership which is in the real estate finance business. UMTH has presented our independent trustees with a merger proposal. Christine Griffin, our President, Todd Etter and Tim Kopacka, who own 100% of our Advisor, Craig Pettit, who owns 100% of Ready Mortgage Corp., which in turn owns 50% of RAFC, Mel Horton, who is an officer of our Advisor and William Lowe, who owns 50% of CRC, are partners in UMTH.

     UMTH Lending, L.P. ("UMTL") is a Delaware limited partnership owned by UMTH. UMTL is the result of a merger between CRC, RMC, SCMI and another unaffiliated company. We purchased mortgage investments from UMTHL.

     REO Property Company ("REO PC") is a Texas limited partnership owned by UMTH manages and sells our REO properties for which it receives a fee.

     Ready Mortgage Corp., ("RMC") a Texas based real estate finance company is owned by Craig Pettit, who is a partner of UMTH. We purchased mortgage investments from RMC.

     United Development Funding, L.P. ("UDF") a Nevada real estate finance company and affiliated through its ownership. Cricket Griffin, Todd Etter, Melvin Horton, Tim Kopacka and Craig Pettit are limited partners of UDF. On September 1, 2003 with Trustee approval we extended a secured line-of-credit to UDF in the amount of $7,000,000 with which they have funded real estate developers. The balance at December 31, 2003 is $6,093,493.

     South Central Mortgage, Inc. ('sCMI") is a Texas based mortgage bank of which the sole beneficial shareholder is Todd Etter, an officer and principal shareholder of the Advisor. Christine Griffin, our President and one of our Trustees, was previously the Chief Financial Officer of SCMI. We acquire mortgage investments from SCMI, among others.

     We have purchased residential mortgages and contracts for deed from SCMI. To date the aggregate amount is approximately $18,000,000. Below is a table of affiliated interim mortgages purchased from affiliates, with outstanding balances of loans:

Affiliated Company                 2003           2002             2001
---------------------          -----------     -----------     -----------
Capital Reserve Corp.          $ 9,194,000     $19,209,000     $14,919,000
Ready America Funding          $14,565,000     $ 9,424,000         --
REO Property Company           $ 1,735,000         --              --
Ready Mortgage Corp.           $ 6,346,000     $ 6,091,000         --
South Central Mortgage         $   306,000     $   929,000     $   929,000
United Development Funding     $ 6,093,000         --              --
UMTH Lending                   $13,713,000         --              --

     We have an Advisory Agreement with UMT Advisors, Inc. ("UMTA"). Under that agreement a monthly trust administration fee is paid to UMTA for a greatly expanded management role, which includes absorbing general and administrative expenses (for a more lengthy discussion of that role see 'summary of the Advisory Agreement"). The fee is calculated monthly as 1/12 of 1/2 of 1% of the first $50,000,000 in income producing assets and 1/12 of 1% of assets exceeding $50,000,000. During 2003, 2002 and 2001 the fees paid were approximately $730,000, $445,000 and $249,000, respectively.

     The terms of the UMTA Advisory Agreement calculates the acquisition fee (paid for sourcing suitable investments) as 3% of net offering proceeds (net offering proceeds are gross offering proceeds less commissions and marketing reallowances.) The acquisition fees paid in 2003, 2002 and 2001 totaled approximately $1,248,000, $829,000 and $765,000, respectively.

     Since our organization in July 1996, we have issued an aggregate of 62,500 five-year options to purchase our shares at $20 per share to our Independent Trustees.

     We pay loan servicing fees to PSC, an Affiliate, under the terms of a Mortgage Servicing Agreement. We incurred loan servicing fees of approximately $146,000, $197,000 and $185,000 during 2003, 2002 and 2001, respectively. The Company does not normally retain the servicing rights to the loans it purchases, however it is not prohibited from servicing its loans.

     Rent expense are paid by the Advisor and included as part of the trust administration fee. They were $35,000, $17,000 and $19,000 for 2003, 2002, and 2001, respectively. The increase in 2003 was due to additional office space leased by our Advisor.

     Payroll expense is paid by the Advisor and is construed to be part of the trust administration fee. In 2003, 2002 and 2001, payroll was approximately $305,000, $265,000 and $189,000, respectively.

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

    We extended a revolving line-of-credit ("LOC") to an affiliate, United Development Funding, L.P., which is collateralized by the affiliate's real estate assets. Accrued interest on the LOC is payable monthly to the Company with the principal balance being due one year after the LOC agreement originated, on September 1, 2003. We have the ability, but not an obligation, to renew the affiliate's LOC agreement on an annual basis. We monitor the LOC for collectibility on a continuing basis based on the affiliate's payment history. No valuation allowance or charge to earnings was recorded for the year ended December 31, 2003 based on our evaluation.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Whitley Penn has served as our principal accountant and independent auditor since July 2002, when Jackson Rhodes, P.C., our prior auditors, was merged into Whitley Penn.

         The Board of Trustees, upon the recommendation of the Audit Committee, engaged Whitley Penn to serve as our independent auditors for the fiscal years ending December 31, 2003 and 2002. The Audit Committee also approves in advance all engagements of Whitley Penn for audit-related, tax and other services.

         The following table reflects fees billed by Whitley Penn for services rendered to us in 2003 and 2002:

Nature of Services                    2003                2002
------------------------------    -------------       ------------
Audit fees -                        $50,879             $28,505
     For audit of our annual financial statements, review of Quarterly financial statements included in our Forms 10-Q and review of other SEC filings

Tax fees -                          $7,065              $4,025
     For preparation of tax returns and tax compliance

All other fees -                      --                  --

Item 14(5)(i) - The Audit Committee accepts proposals from potential audit firms during the first quarter of each year and before the annual proxy statement is prepared. The Audit Committee reviews proposals and fees and makes its recommendation to shareholders in the annual proxy.

Item 14(5)(ii) - The Audit Committee approves 100% of the fees charged by auditors and tax preparers.

ITEM 15. EXHIBITS

(a) List of documents filed:

(1) Report of Independent Public Accountant are included in Item 8.
(2) Financial Statements of the Company are included in Item 8.
(3) Financial Statement Schedules - all schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial states or the notes thereto included in Item 8.

(b) Reports on Form 8-K: the following reports on Form 8-K were filed during the final report of the period by this Annual report:

(1) Report on Form 8-K filed November 11, 2003 - Item 5.
(2) Report on Form 8-K filed December 5, 2003 - Item 5.

(c) Exhibits. See the Exhibit Index following for a list of the exhibits that are filed as part of this report.

Exhibit
NUMBER    DESCRIPTION                                                   PAGE
3.1       Form of Second Amended Restated Declaration of Trust          *

3.2       Bylaws of the Company                                         *

4.1       Form of certificate representing the shares                   *

4.2       Dividend Reinvestment Plan (incorporated by reference
          from the prospectus to the Company's
          Registration Statement on Form S-3(File no. 333-110488),      **
          that became effective November 14, 2003)

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

10.1      Advisory Agreement dated January 1, 2001 between
          the Company and UMT Advisors, Inc.                            ***

10.4      Note Sale, Recourse and Remarketing Agreement
          dated August 6, 1996 between the Company and
          South Central Mortgage, Inc.                                  *

10.5      Form of Mortgage Servicing Agreement to be entered
          into between the Company and South Central Mortgage, Inc.     *

10.6      $10,000,000 Revolving Loan Agreement dated
          July 11, 2001 between the Company and
          First State Bank of Texas NA                                  #

10.7 Share Repurchase Plan (incorporated by reference the from Form 8-K filed December 5, 2003)

31        Certification pursuant to Section 302
          of the Sarbanes-Oxley Act (filed herewith)

32        Certification pursuant to Section 906
          of the Sarbanes-Oxley Act (filed herewith)



      The exhibits marked with "*" are incorporated by reference from the Company's Registration Statement on Form S-11 (File No. 333-10109) that was declared effective on March 5, 1997. The exhibit marked with "**" is incorporated by reference from the Company's registration statement on Form S-
11 (File No. 333-56520) that was declared effective on June 4, 2001.   The
exhibit marked "***" is incorporated by reference from our Form 10-K for the period ending December 31, 2000. The exhibit marked "#" is incorporated by reference from the Company Form 10-K for the period ending June 30, 2001.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 15, 2004.


                                    UNITED MORTGAGE TRUST


                                    By: /S/CHRISTINE A. GRIFFIN
                                        Christine A. Griffin, President

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title              Date

Principal Executive Officer:


/S/ CHRISTINE A. GRIFFIN           Trustee, Chairman
Christine A. Griffin               of the Board        15-Mar-2004
                                   and President

Principal Financial and
  Accounting Officer:

/S/CHRISTINE A. GRIFFIN            Trustee, Chairman
Christine A. Griffin               of the Board        15-Mar-2004
                                   and President

/S/PAUL R. GUERNSEY                Trustee             15-Mar-2004
Paul R. Guernsey

/S/DOUGLAS R. EVANS                Trustee             15-Mar-2004
Douglas R. Evans

/S/RICHARD D. O'CONNOR, JR.        Trustee             15-Mar-2004
Richard D. O'Connor, Jr.

/S/MICHELE A. CADWELL              Trustee             15-Mar-2004
Michele A. Cadwell

                                  EXHIBITS

Exhibit 31. Certification pursuant to Section 302 of the Sarbanes-Oxley Act

I, Christine A. Griffin, certify that:

1. I have reviewed this annual report on Form 10-K of United Mortgage Trust;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of trustees:

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


March 15, 2004                        /s/ Christine Griffin
                                     ---------------------------------------
                                     Christine Griffin
                                     President and Chief Executive Officer

Exhibit 32. Certification pursuant to Section 906 of the Sarbanes-Oxley Act

I, Christine A. Griffin, Chief Executive Officer and Chief Financial Officer of United Mortgage Trust (the "registrant"), have executed this certification for furnishing to the Securities and Exchange Commission in connection with the filing with the Commission of the registrant's Annual Report on Form 10-K for the period ended December 31, 2003 (the "Report"). I hereby certify that:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the of the registrant as of and for the end of that period.


March 15, 2004


/s/ Christine A Griffin
-----------------------
Christine A Griffin
Chief Executive Officer/Chief Financial Officer