Form 10-Q
period 2004-03-31
UNITED MORTGAGE TRUST
filed 2004-05-10
CIK 101390

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549



                            Form 10-Q



     [ x ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2004

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

                              7,074,679

Number of shares of Registrant's shares of beneficial interest outstanding as of March 31, 2004.

                               (i)

PART I  -- FINANCIAL INFORMATION

                           UNITED MORTGAGE TRUST
                              BALANCE SHEETS
                                            March 31,        December 31,
                                              2004              2003
                                           ------------------------------
ASSETS                                     (unaudited)        (audited)
Cash and cash equivalents                  $  2,429,360     $  4,199,455

Mortgage investments:
  Residential mortgages
    and contracts for deed                   28,661,419       29,780,352
  Residential mortgages and contracts
    for deed foreclosed                       3,264,578        3,346,004
  Interim mortgages                          70,718,289       71,547,192
  Interim mortgages foreclosed                1,212,732        1,263,350
  Reserve for loan losses                      (226,106)        (350,000)
                                            -----------       ----------
Total mortgage investments, net             103,630,912      105,586,898

Line-of-credit receivable, affiliate         13,888,502        6,093,493
Accrued interest receivable                   4,147,922        3,453,824
Receivable from affiliate                       429,187           59,117
Equipment, less accumulated depreciation
  of $5,498 and $4,612, respectively             20,359           21,245
Other assets                                  1,018,717          911,786
                                           ------------     ------------
Total Assets                               $125,564,959     $120,325,818
                                           ------------     ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Line-of-credit payable                   $  6,000,000     $     --
  Distributions payable                       1,084,000        1,071,000
  Accounts payable and accrued
    liabilities                                  29,724          152,175
  Amounts due for redemption of
    beneficial interest                           --             611,970
                                            -----------     ------------
Total Liabilities                             7,113,724        1,835,145
                                            -----------     ------------

Commitments and contingencies                    --               --

Shareholders' equity:
  Shares of beneficial interest; $.01 par
    value; 100,000,000 shares authorized;
    7,528,596 and 7,470,872 shares
    issued; 7,074,679 and 7,028,106
    outstanding, respectively                    75,286           74,708
  Additional paid-in capital                131,722,733      130,539,921
  Advisor's reimbursement                       397,588          397,588
  Cumulative distributions in excess
    of earnings                              (4,310,614)      (3,728,496)
                                            -----------     ------------
                                            127,884,993      127,283,721
  Less treasury stock, 453,917 and
     442,766 shares, respectively,
     at cost                                 (9,433,758)      (8,793,048)
                                            -----------     ------------

Total Shareholders' Equity                  118,451,235      118,490,673
                                           ------------     ------------
Total Liabilities and Shareholders'
  Equity                                   $125,564,959     $120,325,818
                                           ------------     ------------

See accompanying notes to financial statements.

                           UNITED MORTGAGE TRUST
                                STATEMENTS OF INCOME
                                    (unaudited)

                                                Three Months Ended
                                                     March 31,
                                                2004          2003
                                             ------------------------
Revenues:
  Interest income                           $3,304,618      $2,776,386
                                            ----------      ----------
Expenses:
  Reserve and loss for sale of
    foreclosed properties                      249,331          61,046
  Interest expense                              27,375         102,975
  Loan servicing fee                            36,676          39,270
  Trust administration fee                     210,908         162,919
  General and administrative                   124,762         124,940
                                            ----------      ----------
                                               649,052         491,150
                                            ----------      ----------
Net income                                  $2,655,566      $2,285,236
                                            ==========      ==========
Net income per share of beneficial
  interest                                       $0.38           $0.46
                                            ==========      ==========

Weighted average shares outstanding          7,039,222       4,921,402
                                            ==========      ==========

See accompanying notes to financial statements.

                         UNITED MORTGAGE TRUST
                        STATEMENTS OF CASH FLOWS
                              (unaudited)
                                                 Three Months Ended
                                                       March 31,
                                                  2004          2003
                                              ------------------------

Cash flows from operating activities:
  Net income                                  $ 2,655,566   $2,285,236
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Reserve and loss for sale of
        foreclosed properties                     249,331       61,046
      Depreciation                                    886          885
      Net amortization of discount on
        mortgage investments                       (8,464)      (3,696)
      Changes in assets and liabilities:
        Accrued interest receivable              (694,098)    (246,374)
        Other assets                             (106,931)      29,029
        Accounts payable and accrued
          liabilities                            (122,451)    (411,106)
          Net cash provided by operating      -----------    ---------
            activities:                         1,973,839    1,715,020
                                              -----------    ---------
Cash flows from investing activities:
  Investment in residential mortgages
    and contracts for deed                     (1,093,646)    (530,534)
  Principal receipts on residential
    mortgages and contracts for deed            2,021,791    1,619,699
  Investment in interim mortgages             (14,693,985) (19,912,117)
  Principal receipts on interim mortgages      15,480,959   13,780,209
  Receivable from affiliate                      (370,070)        (879)
  Line-of-credit receivable affiliate          (7,795,009)      --
          Net cash used in investing          -----------   ----------
          activities:                          (6,449,960)  (5,043,622)
                                              -----------   ----------
Cash flows from financing activities:
  Proceeds from issuance of shares of
    beneficial interest                         1,154,080    7,209,130
  Purchase of treasury stock                     (640,710)     (67,688)
  Redemption of shares of beneficial
    Interest                                     (582,660)       --
  Net borrowings (payments) on
    line-of-credit payable                      6,000,000   (1,245,000)
  Dividends                                    (3,224,684)  (2,305,477)
        Net cash provided by financing        -----------   ----------
          activities:                           2,706,026    3,590,965
                                              -----------   ----------
Net increase(decrease) and cash equivalents   (1,770,095)     262,363

Cash and cash equivalents at
  beginning of period                           4,199,455      646,570
                                              -----------   ----------
Cash and cash equivalents at
  end of period                               $ 2,429,360   $  908,933
                                              -----------   ----------

Supplemental cash flow information:
Interest paid                                 $    27,375   $  102,975
                                              -----------   ----------

See accompanying notes to financial statements.

                            UNITED MORTGAGE TRUST
                       Notes to Financial Statements
                               March 31, 2004

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

The Company completed its public offering of securities in October 2003, raising approximately $130,540,000 in net offering proceeds. In November 2003, the Company received a merger proposal from UMT Holdings, L.P, an entity organized by persons that include some of the officers and owners of the Company and the Advisor. A committee comprised of the Company's Independent Trustees is currently evaluating the proposal.

2. Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in information disclosed in the notes to the financial statements for the year ended December 31, 2003 included in the Company's 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, were made. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

3. Line-of-Credit Payable

On July 11, 2003 the Company extended its line-of-credit payable for 12 months under the same terms as those in 2002. The line-of-credit payable is collateralized by certain residential mortgages. The credit facility has a maximum borrowing limit of $10,000,000. Interest on the outstanding balance was 4.50% at March 31, 2004.

4. Related Party Transactions

a). Fees paid to the Advisor, a related party: On January 1, 2001, the Company entered into an Advisory Agreement with the Advisor whereby the Advisor provides the Company with day-to-day management and administrative services subject to the supervision and review by the Trustees. In consideration for the services, the Company paid the Advisors a trust administration fee of $211,000 and $163,000 for the 2004 and 2003 quarters, respectively. The fee was calculated as 1/12th of 1/2 of 1% paid monthly of the first $50,000,000 of income producing assets and 1/12th of 1% of income producing assets in excess of $50,000,000, paid monthly. The terms of the Advisory Agreement calculates the Acquisition Fee (paid for sourcing suitable investments) as 3% of net offering proceeds (net offering proceeds are gross offering proceeds less commissions and marketing reallowances). There were no acquisition fees paid in 2004 since the Company's offering ended in 2003. Acquisition fees paid in the first quarter of 2003 were $204,000.

b). Loan servicing fees paid to an affiliate: Under the terms of a Mortgage Servicing Agreement with Prospect Service Corp., the Company incurred loan servicing fees of $37,000 and $39,000 in the 2004 and 2003 quarters, respectively.

c). Purchasing Mortgage Investments from affiliates: The Company purchased residential mortgages from South Central Mortgage, Inc. in the amount of $939,000 and $531,000 in the 2004 and 2003 quarter, respectively. The number of new loans purchased during the respective periods was three and nine, and 27 notes were refinanced contracts for deed during the 2004 quarter. Below is a table of funds used to purchase interim mortgages from affiliates during the quarters:

Affiliated Company                 2004         2003
---------------------          -----------   -----------
Capital Reserve Corp.          $   834,623   $ 5,755,075
Ready America Funding          $ 1,933,599   $ 2,615,030
REO Property Company           $   170,591       --
Ready Mortgage Corp.           $   723,417   $ 6,220,609
South Central Mortgage         $     --      $    41,862
UMTH Lending                   $ 5,143,563       --

d). SCMI Recourse Agreement: SCMI has agreed that, if the obligor on any Residential Mortgage or Contract for Deed sold to the Company by SCMI or its Affiliates, and that has had less than 12 payments made on it, defaults in the making of any payment or other obligation thereon during the period ending before the 12th payment after the Company bought that Residential Mortgage or Contract for Deed, then SCMI shall buy that Mortgage
Investment from the Company or advance on a month to month basis, of all lost interest, tax and insurance escrow payments, as well as any costs incurred by it related to curing the default or obtaining title of the property securing the defaulted obligation.

e.) Line-of-Credit Receivable, Affiliate: The Company extended a revolving line-of-credit ("LOC") to an affiliate, United Development Funding, L.P., which is collateralized by the affiliate's real estate assets. Accrued interest on the LOC is payable monthly to the Company with the principal balance being due on September 1, 2004. The Company has the ability, but not an obligation, to renew the affiliate's LOC agreement on an annual basis. The Company monitors the LOC for collectibility on a continuing basis based on the affiliate's payment history. No valuation allowance or charge to earnings was recorded for the quarter ended March 31, 2004, based on the Company's evaluation.

5. Subsequent Event

     On April 13, 2004, United Mortgage Trust, through two newly created, wholly-owned subsidiaries, UMT LT Trust as the 'Seller' and UMT Funding Trust as the 'Depositor', both Maryland real estate investment trusts, completed a securitization of $12,607 226 principal amount of mortgage loans through the private issuance of $9,469,158 in 9.25% Class A Notes ('Notes'). The Notes, together with $3,138,067 in Class B Certificates (the 'Certificates'), collectively referred to as the 'Securities' were issued by Wachovia Bank as Trustee pursuant to a Trust Agreement dated as of April 1, 2004 between the Bank and the Depositor. The Class A Notes were then sold by the Depositor to Bayview Financial Trading Group, L.P. ('Bayview'), pursuant to a Purchase Agreement dated as April 13, 2004 (the 'Note Purchase Agreement') between Bayview, the Depositor and United Mortgage Trust. The Notes were sold pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.

      The Securities evidence the entire beneficial ownership interest in a Trust Fund created under the Trust Agreement, which consists of a pool of performing first lien residential mortgage loans and contracts for deed (the 'Mortgage Loans') with an aggregate principal balance of $12,607,226 as of April 13, 2004. United Mortgage Trust transferred the Mortgage Loans to the Seller as a capital contribution and the Seller sold the Mortgage Loans to the Depositor pursuant to a Mortgage Loan Sale Agreement dated as of April 1, 2004. The Mortgage Loan Sale Agreement includes a right on the part of the Depositor to require the Seller to repurchase certain Mortgage Loans upon the Seller's breach of a representation or warranty with respect to certain characteristics of the Mortgage Loans. United Mortgage Trust has agreed to guarantee the obligations of the Seller under the Mortgage Loan Sale Agreement, including the obligation of the Seller to repurchase Mortgage Loans as to which the Seller has breached a representation or warranty. The Class B Certificates give the Depositor the right to receive all remaining monthly interest after all payments due on the Class A Notes and all principal and interest on the Mortgage Loans after retirement of the Class A Notes. The Class B Certificates will be retained by the Depositor.

     Simultaneously with the Depositor's conveyance of the Mortgage Loans to the Trustee and pursuant to the terms of a Servicing Rights Transfer Agreement dated as of April 1, 2004 by and between Prospect Service Corp., as owner of the servicing rights to the Mortgage Loans, and Bayview, United Mortgage Trust transferred the servicing rights to the Mortgage Loans to Bayview.

     United Mortgage Trust intends to use the proceeds from this securitization for general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following section contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act and should be read in conjunction with the Financial Statements and related notes appearing in this Form 10-Q. Such forward-looking statements may be identified by the words "anticipate," "believe," "estimate," "expect" or "intend" and similar expressions. Forward looking statements are likely to address such matters as our business strategy, future operating results, future sources of funding for mortgage loans brokered by us, future economic conditions and pending litigation involving us each of which are discussed herein under the caption "Factors that may Affect Future Results."


               RESULTS OF OPERATIONS FOR THE THREE MONTHS
                     ENDED MARCH 31, 2004 AND 2003

     We were formed on July 12, 1996, however our business operations commenced in March 1997 when the Securities and Exchange Commission issued an order of registration for our initial public offering of shares. We completed our second public offering of our securities in October 2003, raising approximately $130,540,000 in net offering proceeds. In November 2003, we received a merger proposal from UMT Holdings, L.P, an entity organized by persons that include some of our officers and owners and our Advisor. A committee comprised of our Independent Trustees is currently evaluating the proposal.

LOANS PURCHASED DURING PERIODS

     During the three months ended March 31, 2004 we purchased three residential mortgages with an aggregate unpaid principal balance of $124,000 compared to purchases during 2003 of eight residential mortgages and one contract for deed with an aggregate unpaid principal balance of approximately $531,000, at the time of purchase. Twenty-nine of our contracts for deed qualified for refinancing during the period and our loans servicer originated new loans secured by the same property which we acquired. The net increase in our portfolio was approximately $84,000 (the difference between paying off the contracts for deed and purchasing the new real estate lien notes).

     As of March 31, 2004, our mortgage portfolio in the aggregate consisted of 551 residential mortgages, 42 contracts for deed and 1,136 interim mortgages. The portfolio had an unpaid principal balance on the books of $103,631,000. The average loan in the portfolio had a blended interest rate of 12.89%, a current annual yield of 12.96%, an investment-to-value ratio of 70.55%, an unpaid principal balance of $57,000, and a term remaining of 334 months for residential mortgages and contracts for deed and less than 12 months for interim mortgages. The number of contracts for deed have decreased significantly during the current period as they continue to be converted to notes and deeds of trust. The contracts for deed were paid off and the new notes were acquired by us.

     As of March 31, 2003, our mortgage portfolio in the aggregate consisted of 588 residential mortgages, 199 contracts for deed and 878 interim mortgages. As of the dates of purchase, the portfolio had an unpaid principal balance of $90,980,000. The average loan in the portfolio had a blended interest rate of 12.92%, a current annual yield of 13.03%, an investment-to-value ratio of 71.39%, an unpaid principal balance of $55,000, and a term remaining of 305 months for residential mortgages and contracts for deed and less than 12 months for interim mortgages.

     The major portion of our portfolio is comprised of interim mortgages. We have been shifting to a portfolio that is more heavily weighted to interim mortgages because 1) to date we have experienced minimal income loss due to default with interim mortgages since those loans are subject to limited or full recourse, and 2) blended yields for interim mortgages offered to us have been higher than those of the other mortgage investments. We expect this trend to continue for the foreseeable future.

     The following table illustrates percentage of our portfolio dedicated to each loan category:
----------------------------------------------------------------
                                           March 31,
Loan Category                       2004               2003
---------------------           --------------------------------
Residential Mortgages                25%                30%
Contracts for Deed                    2%                11%
Interim Mortgages                    73%                59%
----------------------------------------------------------------

     All of the properties that were security for the residential mortgages, contracts for deed and interim mortgages were located in the United States. Each of the properties was adequately covered by a mortgagee's title insurance policy and hazard insurance.

     During the three-month periods ended March 31, 2004 and 2003, our investments generated approximately $3,305,000 and $2,776,000 of interest income, a 19% increase. The rise was attributed to additional mortgage investments purchased between periods. During 2004 we used cash, loan principal returned when loans pay off and our credit facility to purchase loans. During 2003 we additionally used net offering proceeds derived from the sale of our shares.

     Operating expenses for the three-month periods were approximately $649,000 and $491,000, a 32% increase, the major categories are listed below:

     Loan losses - $249,000 in 2004 compared to $61,000 in 2003.

     Trust management fee - $211,000 in 2004 compared to $163,000 in 2003.

     General and administrative - $125,000 in 2004 compared to the same amount in 2003.

     Interest expense - $27,000 in 2004 compared to $103,000 in 2003.

     Operating expenses, less interest expense, as a percentage of income were 18.81% and 13.98%, respectively, for the 2004 and 2003 three-month periods, and operating expenses as a percentage of invested assets were 0.59% and 0.42%, respectively.

     We recorded a loan loss reserve of $225,000 during the first quarter of 2004. We recorded loan loss expenses of $24,000 and $61,000 in the 2004 and 2003 periods, respectively. Our loan loss reserves are calculated as approximately one-half percent of book value of residential mortgages and contracts for deed per quarter and approximately one-tenth percent of the book value of interim mortgages per quarter. Losses have primarily been recognized in residential mortgages and contracts for deed categories although we experienced our first loan loss in the interim mortgages category during the current quarter. Of the approximate $228,000,000 interim mortgages we have acquired, we have recorded losses of $93,000, .04% of the total. Of the $53,000,000 residential mortgages and contracts for deed we have acquired, we have recorded approximately $2,360,000 in losses, 4.43% of the total. We anticipate loan losses to continue and therefore are continuing to monitor the adequacy of our loan loss reserve and we are expecting to increase our loan loss reserves on a go-forward basis.

     Income during the current period did not keep pace with the amount of capital raised in the fourth quarter of 2003. We carried large cash balances during the December 2003 quarter and were not able to invest it until the first quarter of this year. The dividend rate is set the quarter prior to the payment quarter, based of our estimate of available investments from contacting our loan sources. The amount of dollars invested was on target however the inflow of cash from loans paying off kept pace with the outflow of cash, making the net effect not as we anticipated. Net income was approximately $2,656,000 and $2,285,000, respectively a 16% increase, for the three months ended March 31, 2004 and 2003, respectively. Earnings per weighted average share were $0.38 and $0.46, a 17% decrease.

     Our default rate as of March 31, 2004 was 3.76% of our portfolio compared to 4.06% in 2003. Most of the 2004 loans were no longer recoursed while 37% of the 2003 loans were. During the 2004 quarter we sold 13 properties compared to 28 during the 2003 quarter.

    Distributions to shareholders per share of beneficial interest in 2004 and 2003 were $0.1533 per share per month.

                  CAPITAL RESOURCES AND LIQUIDITY FOR
             THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

     We utilize funds made available from the sale of our shares, funds made available on our bank line-of-credit and repayment of principal on our loans to purchase mortgage investments.
                                                  March 31,
                                         2004                   2003
Shares issued                                57,700          413,000
Number of new shareholders                      --               337
Gross offering proceeds                 $ 1,154,000      $ 8,260,000
Share repurchases                       $ ( 641,000)           --
Redemption of shares of beneficial
  interest                              $ ( 583,000)           --
Net offering proceeds (after deduction
  of selling commissions and fees)      $ 1,154,000      $ 7,210,000
Principal receipts from Residential
  Mortgages and Contracts for Deed      $ 2,022,000      $ 1,620,000
Principal receipts from
  Interim Mortgages                     $15,481,000      $13,780,000
Net borrowing from credit line          $(6,000,000)     $(1,245,000)

   We are no longer offering shares in the public markets except to existing shareholders through our new dividend reinvestment plan which was implemented in November 2003. We completed our public offering of our securities in October 2003, raising approximately $130,540,000 in net offering proceeds. In November 2003, we received a merger proposal from UMT Holdings, L.P, an entity organized by persons that include some of our officers and owners and our Advisor. A committee comprised of our Independent Trustees is currently evaluating the proposal.

     As of March 31, 2004, we had issued an aggregate of 7,528,596 shares of beneficial interest and repurchased into treasury, through our share repurchase plan and new share redemption plan, 453,917 shares. Total shares outstanding were 7,074,679. Inception to date gross offering proceeds were $150,923,000 and net proceeds after fees, marketing reallowance and commissions were $132,119,000.

     As of March 31, 2003, we had issued an aggregate of 5,388,919 shares of beneficial interest and repurchased into treasury, through our Share Repurchase Plan, 122,873 shares. Total shares outstanding were 5,266,046. Inception to date gross offering proceeds were $108,000,000 with net proceeds after share repurchase were $95,000,000.

    With Trustee approval and effective July 10, 2003 we extended and increased our credit facility with the same lender to $10,000,000. The term of the agreement is 12 months. The line-of-credit was collateralized with the assignment of certain residential mortgages. Interest is calculated at the bank's prime rate plus 0.50%, or 4.50%. We utilized the credit facility to acquire and warehouse mortgage investments as they become available. The outstanding loan balance at the end the comparable quarters was $6,000,000 and $5,000,000, respectively.

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

         We do not expect that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitation in a cost-effective control system, misstatements due to error or fraud could occur and not be detected.

         We evaluate the effectiveness of our disclosure controls and procedures as of the end of each fiscal quarter. Based on our most recent evaluation, our CEO and CFO believe, and have certified, that our disclosure controls and procedures are effective to (1) ensure that material information relating to us is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and (2) provide reasonable assurance that our financial statements fairly present in all material respects our financial condition and results of operations.

      Since the date of this most recent evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.

     We are offering up to 511,000 shares of beneficial interest at $20 per share through our dividend reinvestment plan. There are no commissions or fees paid from the proceeds. We use proceeds from the plan primarily to repurchase shares in our share redemption plan. Absent applications for repurchase, we use the proceeds to buy mortgage investments

     The following table sets forth information relating to shares of beneficial interest issued and the use of proceeds of the offering during the quarter ended March 31, 2004.

Shares issued                               57,700
Gross offering proceeds                  $1,154,000


Item 3. Defaults Upon Senior Debentures.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Subsequent Event

     On April 13, 2004, United Mortgage Trust, through two newly created, wholly-owned subsidiaries, UMT LT Trust as the 'Seller' and UMT Funding Trust as the 'Depositor', both Maryland real estate investment trusts, completed a securitization of $12,607 226 principal amount of mortgage loans through the private issuance of $9,469,158 in 9.25% Class A Notes ('Notes'). The Notes, together with $3,138,067 in Class B Certificates (the 'Certificates'), collectively referred to as the 'Securities' were issued by Wachovia Bank as Trustee pursuant to a Trust Agreement dated as of April 1, 2004 between the Bank and the Depositor. The Class A Notes were then sold by the Depositor to Bayview Financial Trading Group, L.P. ('Bayview'), pursuant to a Purchase Agreement dated as April 13, 2004 (the 'Note Purchase Agreement') between Bayview, the Depositor and United Mortgage Trust. The Notes were sold pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.

      The Securities evidence the entire beneficial ownership interest in a Trust Fund created under the Trust Agreement, which consists of a pool of performing first lien residential mortgage loans and contracts for deed (the 'Mortgage Loans') with an aggregate principal balance of $12,607,226 as of April 13, 2004. United Mortgage Trust transferred the Mortgage Loans to the Seller as a capital contribution and the Seller sold the Mortgage Loans to the Depositor pursuant to a Mortgage Loan Sale Agreement dated as of April 1, 2004. The Mortgage Loan Sale Agreement includes a right on the part of the Depositor to require the Seller to repurchase certain Mortgage Loans upon the Seller's breach of a representation or warranty with respect to certain characteristics of the Mortgage Loans. United Mortgage Trust has agreed to guarantee the obligations of the Seller under the Mortgage Loan Sale Agreement, including the obligation of the Seller to repurchase Mortgage Loans as to which the Seller has breached a representation or warranty. The Class B Certificates give the Depositor the right to receive all remaining monthly interest after all payments due on the Class A Notes and all principal and interest on the Mortgage Loans after retirement of the Class A Notes. The Class B Certificates will be retained by the Depositor.

     Simultaneously with the Depositor's conveyance of the Mortgage Loans to the Trustee and pursuant to the terms of a Servicing Rights Transfer Agreement dated as of April 1, 2004 by and between Prospect Service Corp., as owner of the servicing rights to the Mortgage Loans, and Bayview, United Mortgage Trust transferred the servicing rights to the Mortgage Loans to Bayview.

     United Mortgage Trust intends to use the proceeds from this securitization for general corporate purposes.

Item 6. Exhibits and Reports on Form 8-K.

No reports on Form 8-K have been filed during the quarter.
Exhibit 31. Certification pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 32. Certification pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there under duly authorized.


                                        UNITED MORTGAGE TRUST
                                        (Registrant)



Date:  May 10, 2004                    /S/Christine A. Griffin
                                         Christine A. Griffin
                                              President

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


May 10, 2004                        /s/ Christine Griffin
                                     ---------------------------------------
                                     Christine Griffin
                                     President and Chief Executive Officer

Exhibit 32. Certification pursuant to Section 906 of the Sarbanes-Oxley Act

I, Christine A. Griffin, Chief Executive Officer and Chief Financial Officer of United Mortgage Trust (the "registrant"), have executed this certification for furnishing to the Securities and Exchange Commission in connection with the filing with the Commission of the registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2004 (the "Report"). I hereby certify that:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the of the registrant as of and for the end of that period.


May 10, 2004


/s/ Christine A Griffin
-----------------------
Christine A Griffin
Chief Executive Officer/Chief Financial Officer