Form 10-Q
period 2004-06-30
UNITED MORTGAGE TRUST
filed 2004-08-04
CIK 101390

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549



                            Form 10-Q



     [ x ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2004

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

                           7,066,058

Number of shares of Registrant's shares of beneficial interest outstanding as of June 30, 2004.

                               (i)

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
     Balance Sheets
     Unaudited Statements of Income
     Unaudited Statements of Cash Flows
     Notes to Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures

PART II OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults upon Senior Debentures
Item 4. Submission of Matter to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
EXHIBITS



                                   (ii)

PART I  -- FINANCIAL INFORMATION

                           UNITED MORTGAGE TRUST
                              BALANCE SHEETS
                                            June 30,        December 31,
                                              2004              2003
                                           ------------------------------
ASSETS                                     (unaudited)        (audited)
Cash and cash equivalents                  $  2,915,539     $  4,199,455

Mortgage investments:
  Residential mortgages
    and contracts for deed                      --            29,780,352
  Investment in trust receivables            16,267,123           --
  Residential mortgages and contracts
    for deed foreclosed                       2,881,777        3,346,004
  Interim mortgages                          70,247,167       71,547,192
  Interim mortgages foreclosed                1,090,743        1,263,350
  Reserve for loan losses                      (182,478)        (350,000)
                                            -----------      -----------
Total mortgage investments, net              90,304,332      105,586,898

Line-of-credit receivable, affiliate         18,280,125        6,093,493
Accrued interest receivable                   4,100,025        3,453,824
Receivable from affiliate                     2,034,162           59,117
Equipment, less accumulated depreciation
  of $6,384 and $4,612, respectively             19,473           21,245
Other assets                                  1,161,954          911,786
                                           ------------     ------------
Total Assets                               $118,815,610     $120,325,818
                                           ------------     ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Line-of-credit, payable                  $    --          $     --
  Distributions payable                       1,088,958        1,071,000
  Accounts payable and accrued
    liabilities                                   1,411          152,175
  Amounts due for redemption of
    beneficial interest                           --             611,970
                                            -----------     ------------
Total Liabilities                             1,090,369        1,835,145
                                            -----------     ------------

Commitments and contingencies                    --               --

Shareholders' equity:
  Shares of beneficial interest; $.01 par
    value; 100,000,000 shares authorized;
    7,586,922 and 7,470,872 shares
    issued; 7,066,058 and 7,028,106
    outstanding, respectively                    75,869           74,708
  Additional paid-in capital                132,612,824      130,539,921
  Advisor's reimbursement                       397,588          397,588
  Cumulative distributions in excess
    of earnings                              (5,088,256)      (3,728,496)
                                            -----------     ------------
                                            127,998,025      127,283,721
  Less treasury stock, 520,864 and
     442,766 shares, respectively,
     at cost                                (10,272,784)      (8,793,048)
                                            -----------     ------------

Total Shareholders' Equity                  117,725,241      118,490,673
                                           ------------     ------------
Total Liabilities and Shareholders'
  Equity                                   $118,815,610     $120,325,818
                                           ------------     ------------

See accompanying notes to financial statements.

                                 UNITED MORTGAGE TRUST
                                      STATEMENTS OF INCOME
                                          (unaudited)

                                      Three Months Ended       Six Months Ended
                                           June 30,                 June 30,
                                    2004              2003   2004              2003
                                    ----------------------   ----------------------
Revenues:
  Interest income                   $3,190,536   $2,949,163  $6,495,154  $5,725,549

Expense:
  Reserve for and loss from sales
    of foreclosed properties            409,646      64,470     658,977     125,516
  Interest expense                        1,500      37,666      28,875     140,641
  Loan servicing fee                     24,300      36,900      60,976      76,170
  Trust administration fee              192,537     175,111     403,445     338,030
  General and administrative             91,047      75,102     215,809     200,042
                                     ----------  ----------  ----------  ----------
                                        719,030     389,249   1,368,082     880,399
                                     ----------  ----------  ----------  ----------
Net income                           $2,471,506  $2,559,914  $5,127,072  $4,845,150
                                     ==========  ==========  ==========  ==========
Net income per share
   of beneficial interest                 $0.35       $0.46       $0.73       $0.93
                                     ==========  ==========  ==========  ==========
Weighted average
    shares outstanding                7,064,757   5,510,048   7,054,972   5,215,725
                                     ==========  ==========  ==========  ==========

See accompanying notes.

                         UNITED MORTGAGE TRUST
                        STATEMENTS OF CASH FLOWS
                              (unaudited)
                                              For the Six Months Ended
                                                       June 30,
                                                  2004          2003
                                              ------------------------

Cash flows from operating activities:
  Net income                                  $ 5,127,072   $ 4,845,150
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Reserve for and loss from sales
        of foreclosed properties                  658,977       125,516
      Depreciation and amortization                 1,772         1,015
      Net amortization of discount on
        mortgage investments                       20,477       (51,712)
      Changes in assets and liabilities:
        Accrued interest receivable              (646,202)     (536,019)
        Other assets                             (250,168)       37,702
        Accounts payable and accrued
          liabilities                            (150,764)     (481,220)
          Net cash provided by operating      -----------    ----------
            activities:                         4,761,164     3,940,432
                                              -----------    ----------
Cash flows from investing activities:
  Investment in residential mortgages
    and contracts for deed                     (1,225,004)  (1,054,844)
  Principal receipts on residential
    mortgages and contracts for deed            5,142,511     2,982,033
  Proceeds from sale of mortgage
    Loans-securitization                        9,455,520        --
  Line-of-credit receivable, affiliate        (12,186,632)       --
  Investment in interim mortgages             (33,671,776)  (43,385,607)
  Principal receipts on interim mortgages      34,901,861    28,934,164
  Receivable from affiliate                    (1,975,045)       51,888
Net cash provided by (used in)                -----------   -----------
         investing activities:                    441,435   (12,472,366)
                                              -----------   -----------
Cash flows from financing activities:
  Proceeds from issuance of shares of
    beneficial interest                         2,074,065    19,099,492
  Purchases of treasury stock                  (1,479,736)   (1,169,169)
  Shares redeemed                                (611,970)      --
  Net borrowings (payments) on Line-
    of-credit payable                              --        (3,695,000)
  Dividends                                    (6,468,874)   (4,738,847)
        Net cash provided by (used in)        -----------   -----------
          Financing activities:                (6,486,515)    9,496,476
                                              -----------   -----------
Net increase (decrease) in cash                (1,283,916)      964,542

Cash and cash equivalents
  at beginning of period                        4,199,455       646,570
                                              -----------   -----------
Cash and cash equivalents at end
  of period                                   $ 2,915,539   $ 1,611,112
                                              -----------   -----------
Interest paid                                 $    28,875   $   102,641
                                              -----------   -----------

See accompanying notes.

                            UNITED MORTGAGE TRUST
                       Notes to Financial Statements
                               June 30, 2004

1. Description of Business

The Company

United Mortgage Trust (the 'Company') is a Maryland real estate investment trust which qualifies as a real estate investment trust (a 'REIT') under federal income tax laws. The Advisor to the Company is UMT Advisors, Inc., (the 'Advisor') a Texas corporation. The Company invests exclusively in first-lien, fixed-rate mortgages secured by single-family residential property throughout the United States ('Mortgage Investments'). Such loans are originated by others to the Company's specifications or to specifications approved by the Company. Most, if not all, of such loans are not insured or guaranteed by a federally-owned or guaranteed mortgage agency.

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

2. Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in information disclosed in the notes to the financial statements for the year ended December 31, 2003 included in the Company's 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, were made. Operating results for the three months and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

3. Line-of-Credit, Payable

On July 11, 2004 the Company's line-of-credit was extended for two months while the bank was preparing a renewal at the Company's request. The line-of-credit payable was collateralized by certain residential mortgages. The credit facility had a maximum borrowing limit of $10,000,000. Interest on the outstanding balance was 4.75% at June 30, 2004.

4. Related Party Transactions

a). Fees paid to the Advisor, a related party: On January 1, 2001, the Company entered into an Advisory Agreement with the Advisor whereby the Advisor provides the Company with day-to-day management and administrative services subject to the supervision and review by the Trustees. In consideration for these services, the Company paid the Advisor a trust administration fee of $192,537 and $175,111 for the 2004 and 2003 quarters, respectively, and $403,445 and $338,030 for the six month respective periods. The fee was calculated as 1/12th of 1/2 of 1% paid monthly of the first $50,000,000 of income producing assets and 1/12th of 1% of income producing assets in excess of $50,000,000, paid monthly. The terms of the Advisory Agreement calculates the Acquisition Fee (paid for sourcing suitable investments) as 3% of net offering proceeds (net offering proceeds are gross offering proceeds less commissions and marketing reallowances). There were no acquisition fees paid in 2004 since the Company's offering ended in 2003. Acquisition fees paid in the three months and six months of 2003 were $207,159 and $507,776, respectively.

b). Loan servicing fees paid to an affiliate: Under the terms of a Mortgage Servicing Agreement with Prospect Service Corp., ('PSC')the Company incurred loan servicing fees of $24,300 and $60,976 in the three and six months of 2004 and $36,900 and $76,170 in the 2003 periods, respectively.

c). Purchasing Mortgage Investments from affiliates:

Residential Mortgages and Contracts for Deed: The Company purchases residential mortgage and contract for deed from South Central Mortgage, an affiliate. The Company purchased no residential mortgages or contracts for deed during the June 2004 quarter and purchased 4 residential mortgages and 6 contracts for deed in the 2003 quarter and three and 12 residential mortgages in respective six-month periods. During the six month period of 2004, 36 contracts for deed were converted to notes and deeds of trust.

Interim Mortgages: The Company purchases interim mortgages from various sources including the below listed affiliates:

                              Three Months                  Six Months
Affiliated Company       2004              2003     2004                2003
---------------------    ----------------------     ------------------------
Capital Reserve Corp.    $  504,000  $6,460,000     $1,336,000  $12,216,000
Ready America Funding     6,319,000   7,629,000      8,160,000    8,438,000
REO Property Company        278,000       --           448,000       --
Ready Mortgage Corp.          --      4,077,000        450,351   12,104,000
South Central Mortgage        2,200      21,000          2,200       63,000
UMTH Lending              3,346,000       --         8,492,000       --

                                    -5-

d). SCMI Recourse Agreement: SCMI has agreed that, if the obligor on any Residential Mortgage or Contract for Deed sold to the Company by SCMI or its Affiliates, and that has had less than 12 payments made on it, defaults in the making of any payment or other obligation thereon during the period ending before the 12th payment after the Company bought that Residential Mortgage or Contract for Deed, then SCMI shall buy that Mortgage Investment from the Company or advance on a month-to-month basis, all lost interest, tax and insurance escrow payments, as well as any costs incurred by it related to curing the default or obtaining title of the property securing the defaulted obligation.

e.) Line-of-Credit Receivable, Affiliate: The Company extended a revolving line-of-credit ('LOC') to an affiliate, United Development Funding, L.P. ('UDF'), which is collateralized by the affiliate's real estate assets. Accrued interest on the LOC is payable monthly at 15% to the Company with the principal balance being due on September 1, 2004. The Company has the ability, but not an obligation, to renew the affiliate's LOC agreement on an annual basis. The Company monitors the LOC for collectibility on a continuing basis based on the affiliate's payment history. No valuation allowance or charge to earnings was recorded for the six months ended June 30, 2004, based on the Company's evaluation.

f.) A two percent fee in the amount of $188,000 was paid to the Advisor as compensation for facilitating the Bayveiw securitization.

5. Investment In Trust Receivable

Prior to the Bayview securitization, all residential mortgages and contracts for deed were transferred to a qualified special purpose entity, wholly-owned by the Company.

6. Bayview Securitization

On April 13, 2004, the Company, through two newly created qualifying special purpose entities, completed a securitization of approximately $12.6 million in principal amount of mortgage loans carrying a weighted average interest rate of 11.66% and sold approximately $9.5 million of such securitized loans to Bayview Financial Trading Group, L.P. ("Investor"). In connection with the securitization, the Company retained servicing responsibilities and a $3.1 million subordinated interest. The Company will receive annual servicing fees of 0.5 percent of the outstanding balance, which the Company has assigned to PSC, a related party of the Company, which will receive the 0.5 percent servicing fees. The Company has rights to future cash flows arising after the Investor in the securitization trust has received the return for which they are contracted, 9.25 percent. The Investor and the securitization trust have no recourse to the Company's other assets for failure of debtors to pay when due. The Company's retained interests are subordinate to the Investor's interests. The value of the transferred mortgage loans is subject to credit and prepayment risks.

The Company did not record a servicing asset or liability for the servicing rights retained as the fees that will be received will fairly compensate the assigned servicer for costs to be incurred with such service, and the Company will pay all associated fees directly to PSC.

Gain or loss on the sale of the mortgage loans depends in part on the previous carrying value of the loans involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair market value at the date of transfer. To obtain fair values, quoted market prices are used if available. However, quotes were not available for the Company's retained interests, so the

Company estimated fair value based on the present value of future expected cash flows using management's best estimate of the key assumptions: credit losses, prepayment speeds and discount rates commensurate with the risks involved. The Company used an expected weighted-average life of 5.5 years. Based on expected credit losses of 1.5%, prepayment speed of 18.2% and a discount rate of 11.0% no gain or loss was recognized related to the sale of these mortgage loans as the carrying value approximated the fair value at the date of the securitization.

The sensitivity to an immediate 10% and 20% adverse change in the assumptions used to measure fair value of the securitized mortgage loans is as follows:

Prepayment speed assumption (annual rate):

Impact on fair value of 10% adverse change
$  9,000
Impact on fair value of 20% adverse change
  18,000


Expected credit losses (over remaining life of loans):

Impact on fair value of 10% adverse change
  11,000
Impact on fair value of 20% adverse change
  23,000


Residual cash flows discount rate (annual):

Impact on fair value of 10% adverse change
 213,000
Impact on fair value of 20% adverse change
$418,000

These sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

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

LOANS PURCHASED
During the six months ended June 30, 2004 we had 36 contracts for deed refinance into residential mortgages and retained in our portfolio. The unpaid principal balance of the new loans was $1,101,000. The following table records new loans purchased excluding the refinanced properties:

                                  Three months                Six months
Loan Category                2004              2003    2004                 2003
-------------------------    -----------------------   -------------------------
Residential Mortgages        0            4            3             12
Unpaid principal balance        --        $190,000     $124,000      $669,000

Contracts for Deed           0            6            0             7
Unpaid principal balance        --        $230,000        --         $386,000

Interim Mortgages
Net increase (decrease)
in principal                 $(443,000)   $8,693,000   $(1,230,000)  $14,451,000
--------------------------------------------------------------------------------

                                    -8-

     In April 2004, but effective January 1, 2004, we transferred our residential mortgages and contracts for deed to a wholly-owned special purpose entity called UMT LT Trust ('UMTLT'), a Maryland real estate investment trust.

     On April 13, 2004, we, through UMTLT ('Seller') and another newly created, wholly-owned subsidiary, UMT Funding Trust as the 'Depositor', a Maryland real estate investment trust, completed a securitization of $12,593,587 principal amount of mortgage loans through the private issuance of $9,455,520 in 9.25% Class A Notes ('Notes'). The Notes, together with $3,138,067 in Class B Certificates (the 'Certificates'), collectively referred to as the 'Securities' were issued by Wachovia Bank as Trustee pursuant to a Trust Agreement dated as of April 1, 2004 between the Bank and the Depositor. The Class A Notes were then sold by the Depositor to Bayview Financial Trading Group, L.P. ('Bayview'), pursuant to a Purchase Agreement dated as April 13, 2004 (the 'Note Purchase Agreement') between Bayview, the Depositor and United Mortgage Trust. The Notes were sold pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.

      The Securities evidence the entire beneficial ownership interest in a Trust Fund created under the Trust Agreement, which consists of a pool of performing first lien residential mortgage loans (the 'Mortgage Loans') with an aggregate principal balance of $12,593,587 as of April 13, 2004. United Mortgage Trust transferred the Mortgage Loans to the Seller as a capital contribution and the Seller sold the Mortgage Loans to the Depositor pursuant to a Mortgage Loan Sale Agreement dated as of April 1, 2004. The Mortgage Loan Sale Agreement includes a right on the part of the Depositor to require the Seller to repurchase certain Mortgage Loans upon the Seller's breach of a representation or warranty with respect to certain characteristics of the Mortgage Loans. United Mortgage Trust has agreed to guarantee the obligations of the Seller under the Mortgage Loan Sale Agreement, including the obligation of the Seller to repurchase Mortgage Loans as to which the Seller has breached a representation or warranty. The Class B Certificates give the Depositor the right to receive all remaining monthly interest after all payments due on the Class A Notes and all principal and interest on the Mortgage Loans after retirement of the Class A Notes. The Class B certificates will be retained by the Depositor.

     Simultaneously with the Depositor's conveyance of the Mortgage Loans to the Trustee and pursuant to the terms of a Servicing Rights Transfer Agreement dated as of April 1, 2004 by and between Prospect Service Corp., as owner of the servicing rights to the Mortgage Loans, and Bayview, United Mortgage Trust transferred the servicing rights to the Mortgage Loans to Bayview.

     Upon receipt of the funds from Bayview we paid our line of credit down by six million dollars. We intend to use the balance of the proceeds for general corporate purposes.

     At June 30, 2004, our investment in Interim Mortgages decreased by approximately 2% compared to year-end but increased 15% compared to June 30, 2003. We attribute the decrease in Interim Mortgages during the 2004 six-months since year-end to a reorganization of UMTH Lending, one of our major borrowers, during which time they converted to new loan servicing software and experienced a change in management. We believe that we will see growth during the last two quarters of the year in the UMTH Lending portfolio.

     As of June 30, 2004, our mortgage portfolio in the aggregate consisted of 547 Residential Mortgages and 32 Contracts for Deed, held in our subsidiary UMTLT. Two hundred seventy-five of the residential mortgages are the Notes that make up the Bayview securitization. As of the dates of purchase, the loans had an unpaid principal balance of $26,474,000. The average loan in the portfolio had a blended interest rate of 11.69%, a current annual yield of 11.94%, an investment-to-value ratio of 83.46%, an unpaid principal balance of $46,000, with a term remaining of 321 months.

     In addition, as of June 30, 2004, our interim mortgages portfolio consisted of 1,045 loans with an average interest rate of 13.66% and a current annual yield of 13.81%. Terms of the interim mortgage are less than 12 months.

     As of June 30, 2003, our mortgage portfolio in the aggregate consisted of 562 Residential Mortgages, 189 Contracts for Deed and 990 Interim Mortgages. As of the dates of purchase, the portfolio had an unpaid principal balance of $98,177,000, and was purchased for a discounted price of $97,461,000 (99.27% of the unpaid principal balance). The average loan in the portfolio had a blended interest rate of 12.98%, a current annual yield of 13.07%, an investment-to-value ratio of 73.36%, an unpaid principal balance of $56,000, and a term remaining of 291 months for Residential Mortgages and Contracts for Deed and less than 12 months for Interim Mortgages.

----------------------------------------------------------------
                                            June 30,
Balances as of the purchase date    2004                    2003
----------------------------------------------------------------
Residential Mortgages               547             562
Unpaid principal balance            $25,061,000     $26,820,000

Contracts for Deed                  32              189
Unpaid principal balance            $1,413,000      $7,770,000

Interim Mortgages                   1,045           990
Unpaid principal balance            $69,978,000     $63,588,000
----------------------------------------------------------------

     All of the properties that were security for the Residential
Mortgages, Contracts for Deed and Interim Mortgages were located in the United States. Each of the properties was adequately covered by a mortgagee's title insurance policy and hazard insurance.

     We extended a revolving line-of-credit ('LOC') to an affiliate, United Development Funding, L.P. ('UDF'), which is collateralized by the affiliate's real estate assets. Accrued interest on the LOC is payable monthly to the Company with the principal balance being due on

September 1, 2004. The Company has the ability, but not an obligation, to renew the affiliate's LOC agreement on an annual basis. The Company monitors the LOC for collectibility on a continuing basis based on the affiliate's payment history. No valuation allowance or charge to earnings was recorded for the quarter ended June 30, 2004, based on the Company's evaluation. We have increased our investment in UDF by 200% over year end. We were not invested in UDF in the 2003 periods.

     During the three and six months ended June 30, 2004 and 2003 our investments generated approximately $3,191,000 and $2,949,000 and $6,495,000 and $5,726,000 of interest income, respectively, 8% and 13% increases. The rise was attributed to mortgage investments purchased between periods.

     The table below shows our major concentration of investments as a percentage of our income producing assets excluding loans securitized and held by others:
----------------------------------------------------------------
                                            June 30,
Loan Category                       2004               2003
---------------------           --------------------------------
Residential Mortgages##             16%                27%
Contracts for Deed                   1%                 9%
Interim Mortgages                   66%                64%
United Development Funding          17%                --
----------------------------------------------------------------
## Net assets in UMTLT after Bayview securitization

     Operating expenses for the three-month and six-month periods were approximately $719,000 and $389,000 and $1,368,000 and $880,000,
respectively, 85% and 55% increases, respectively. Increases can be primarily attributed to the following three categories:

Loan losses - $410,000 compared to $65,000 for the comparable three months and $659,000 and $126,000 for the comparable six-month periods.

Trust management fee - $193,000 and $175,000 for the comparable three months and $403,000 and $338,000 for the comparable six-month periods.

General and administrative - $91,000 and $75,000 for the comparable three months and $216,000 and $200,000 for the comparable six-month periods.

Interest expense - $2,000 and $38,000 for the comparable three months and $29,000 and $141,000 for the comparable six-month periods.

     Our loan loss reserves are calculated as approximately one-half percent of book value of residential mortgages and contracts for deed and approximately one-tenth percent of the book value of interim mortgages at period end. Losses have primarily been recognized in residential mortgages and contracts for deed categories although we experienced our first loan loss in the interim mortgages category during the current quarter. Of the approximate $255,000,000 interim mortgages we have acquired, we have recorded losses of $93,000, .04% of the total. Of the $53,000,000 residential mortgages and contracts for deed we have acquired, we have recorded approximately $2,770,000 in losses, 5.22% of the total. We anticipate loan losses to continue and therefore are continuing to monitor the adequacy of our loan loss reserve and we are expecting to increase our loan loss reserves on a go-forward basis as needed.

     Our default rate as of June 30, 2004 and 2003 was 5.53% compared to 3.98%. The most significant portion of our defaults are attributed to residential mortgages and contracts for deed.

     Operating expenses, less interest expense, as a percentage of income were 22.49% and 11.92% for the comparable three-month periods and 20.62% and 12.92% for the comparable six-month periods, and operating expenses as a percentage of invested assets were 0.64% and 0.37% and 0.66% and 0.36% for the comparable three and six-month periods, respectively.

     Net income for the three and six months ended June 30, 2004 and 2003 was approximately $2,472,000 and $2,560,000, and $5,127,000 and
$4,845,000, a 3% decrease between quarters and a 6% increase between six-month periods, respectively. Earnings per weighted average share were $0.35 and $0.46 and $0.73 and $0.93, respectively, for the comparable three and six months.

    Distributions to shareholders per share of beneficial interest during the comparable periods were $0.1533 and $0.1533 per share per month. We intend to lower our dividends during the next quarter to reflect reduced earnings during the current quarter.

CAPITAL RESOURCES AND LIQUIDITY FOR THE THREE MONTHS AND SIX MONTHS ENDED June 30, 2004 AND 2003

     We utilize funds made available from the sale of our shares, funds made available on our bank line of credit and repayment of principal on our loans to purchase Mortgage Investments.

--------------------------------------------------------------------
                                         For the Three Months ending
                                                  June 30,
                                           2004              2003
                                        ----------------------------
Shares issued                                55,800          677,000
Number of new shareholders                      --               308
Gross offering proceeds                 $ 1,116,000      $13,545,000
Net offering proceeds (after deduction
  of selling commissions and fees)      $   892,000      $11,889,000
Treasury shares purchased               $  (839,000)     $(1,101,000)
Principal receipts from Residential
  Mortgages and Contracts for Deed      $   925,000      $ 1,302,000
Principal receipts from
  Interim Mortgages                     $17,793,000      $15,154,000
Proceeds from the Bayview
  Securitization                        $ 9,455,520      $     --
Net borrowings (payments on)
  line-of-credit, payable               $     --         $(2,450,000)
---------------------------------------------------------------------

--------------------------------------------------------------------
                                         For the Six Months ending
                                                  June 30,
                                           2004              2003
                                        ----------------------------
Shares issued                               113,500        1,090,000
Number of new shareholders                      --               645
Gross offering proceeds                 $ 2,270,000      $21,805,000
Net offering proceeds (after deduction
  of selling commissions and fees)      $ 2,074,000      $19,099,000
Share repurchases                       $(1,480,000)     $(1,169,000)
Shares redeemed                         $(  611,000)           --
Principal receipts from Residential
  Mortgages and Contracts for Deed      $ 5,074,000      $ 2,982,000
Principal receipts from
  Interim Mortgages                     $34,902,000      $28,934,000
Proceeds from the Bayview
  Securitization                        $ 9,456,000      $     --
Net borrowings (payments on)
  line-of-credit, payable               $     --         $(3,695,000)
---------------------------------------------------------------------

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

     As of June 30, 2004, we had issued an aggregate of 7,586,922 shares of beneficial interest and repurchased into treasury, through our Share Repurchase Plan, 520,864 shares. Total shares outstanding were 7,066,058. Gross Offering proceeds were $151,672,220.

     With Trustee approval and effective July 11, 2004 we were in the process of renewing our $10,000,000 credit facility with the same lender. We have a two month extension of the pending approval of a new line-of-credit. The line-of-credit was collateralized with the assignment of certain Residential Mortgages. Interest was calculated at the bank's prime rate plus 0.50%. We utilized the credit facility to acquire and warehouse Mortgage Investments as they become available. The outstanding balance of the line-of-credit was reduced as new offering proceeds were received. Our line of credit balance was zero at June 30, 2004 and $2,550,000 at June 30, 2003.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.

     We are offering up to 511,000 shares of beneficial interest at $20 per share through our dividend reinvestment plan. There are no commissions or fees paid from the proceeds. We use proceeds from the plan primarily to repurchase shares in our share redemption plan. Absent applications for repurchase, we use the proceeds to buy mortgage investments.

     The following table sets forth information relating to shares of beneficial interest issued and the use of proceeds of the offering during the quarter ended June 30, 2004:

Shares issued                               113,490
Gross offering proceeds                  $2,269,800


Item 3. Defaults Upon Senior Debentures.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.


Item 6. Exhibits and Reports on Form 8-K.

Form 8-K filed April 28, 2004 reporting the Bayview Securitization
Exhibit 31. Certification pursuant to Section 302 of the Sarbanes-Oxley
Act
Exhibit 32. Certification pursuant to Section 906 of the Sarbanes-Oxley
Act

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there under duly authorized.


                                        UNITED MORTGAGE TRUST
                                        (Registrant)


Date:  August 4, 2004                 /S/Christine A. Griffin
                                         Christine A. Griffin
                                              President

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


August 4, 2004

/s/ Christine Griffin
---------------------
Christine Griffin
President and Chief Executive Officer

Exhibit 32. Certification pursuant to Section 906 of the Sarbanes-Oxley
Act

I, Christine A. Griffin, Chief Executive Officer and Chief Financial Officer of United Mortgage Trust (the "registrant"), have executed this certification for furnishing to the Securities and Exchange Commission in connection with the filing with the Commission of the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2004 (the "Report"). I hereby certify that:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant as of and for the end of that period.


August 4, 2004


/s/ Christine A Griffin
-----------------------
Christine A Griffin
Chief Executive Officer/Chief Financial Officer