Form 10-Q
period 2004-09-30
UNITED MORTGAGE TRUST
filed 2004-11-09
CIK 101390

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549



                            Form 10-Q



     [ x ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act) Yes [ X ]  No [   ]


                             7,052,417

              Number of shares of Registrant's shares of beneficial interest outstanding as of September 30, 2004.


                               (i)

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
     Consolidated Balance Sheets
     Unaudited Consolidated Statements of Income
     Unaudited Consolidated Statements of Cash Flows
     Notes to Consolidated Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures

PART II OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

SIGNATURE
EXHIBITS




                             (ii)

PART I  -- FINANCIAL INFORMATION

                           UNITED MORTGAGE TRUST
                        CONSOLIDATED BALANCE SHEETS
                                           September 30,     December 31,
                                              2004              2003
                                           ------------------------------
ASSETS                                     (unaudited)        (audited)
Cash and cash equivalents                  $  1,547,407     $  4,199,455

Mortgage investments:
  Residential mortgages
    and contracts for deed                      --            29,780,352
  Investment in trust receivables            16,288,913           --
  Residential mortgages and contracts
    for deed foreclosed                       1,966,779        3,346,004
  Interim mortgages                          73,809,882       71,547,192
  Interim mortgages foreclosed                2,173,842        1,263,350
  Reserve for loan losses                      (218,890)        (350,000)
                                            -----------      -----------
Total mortgage investments, net              94,020,526      105,586,898

Line-of-credit receivable, affiliate         16,153,843        6,093,493
Accrued interest receivable                   3,679,734        3,453,824
Receivable from affiliate                     2,101,563           59,117
Equipment, less accumulated depreciation
  of $7,270 and $4,612, respectively             18,587           21,245
Other assets                                  1,947,084          911,786
                                           ------------     ------------
Total Assets                               $119,468,744     $120,325,818
                                           ------------     ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Line-of-credit, payable                  $  1,480,000     $     --
  Distributions payable                         939,000        1,071,000
  Accounts payable and accrued
    liabilities                                   5,646          152,175
  Amounts due for redemption of
    beneficial interest                           --             611,970
                                            -----------     ------------
Total Liabilities                             2,424,646        1,835,145
                                            -----------     ------------

Commitments and contingencies                    --               --

Shareholders' equity:
  Shares of beneficial interest; $.01 par
    value; 100,000,000 shares authorized;
    7,634,470 and 7,470,872 shares
    issued; 7,052,417 and 7,028,106
    outstanding, respectively                    76,345           74,708
  Additional paid-in capital                133,609,809      130,539,921
  Advisor's reimbursement                       397,588          397,588
  Cumulative distributions in excess
    of earnings                              (5,445,013)      (3,728,496)
                                            -----------     ------------
                                            128,638,729      127,283,721
  Less treasury stock, 582,053 and
     442,766 shares, respectively,
     at cost                                (11,594,631)      (8,793,048)
                                            -----------     ------------

Total Shareholders' Equity                  117,044,098      118,490,673
                                           ------------     ------------
Total Liabilities and Shareholders'
  Equity                                   $119,468,744     $120,325,818
                                           ------------     ------------

See accompanying notes.

                           UNITED MORTGAGE TRUST
                          CONSOLIDATED STATEMENTS OF INCOME
                                    (unaudited)

                                 Three Months Ended       Nine Months Ended
                                    September 30,            September 30,
                               2004              2003   2004              2003
                               ----------------------   ----------------------
                                     (unaudited)              (unaudited)
Revenues:
  Interest income              $3,404,317  $3,088,519   $9,899,471  $8,814,068


Expense:
  Reserve for and loss from
    sales of foreclosed
    properties                    522,124      41,287    1,181,101     166,803
  Interest(income) expense, net    10,322      (1,154)      39,197     139,487
  Loan servicing fee               24,293      31,348       85,269     107,518
  Management fee                  302,686     188,585      706,132     526,615
  General and administrative       82,442      63,221      298,251     263,263
                               ----------  ----------   ----------  ----------
                                  941,867     323,287    2,309,950   1,203,686
                               ----------  ----------   ----------  ----------
Net income                     $2,462,450  $2,765,232   $7,589,521  $7,610,382
                               ==========  ==========   ==========  ==========
Net income per share
   of beneficial interest           $0.35       $0.45        $1.08       $1.38
                               ==========  ==========   ==========  ==========
Weighted average
    shares outstanding          7,049,777   6,124,492    7,053,240   5,518,647
                               ==========  ==========   ==========  ==========

Cash distributions declared
   per share of beneficial
   interest                        $ 0.40       $0.46        $1.32       $1.38
                                   ======       =====        =====       =====

See accompanying notes.

                         UNITED MORTGAGE TRUST
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (unaudited)
                                                  Nine Months Ended
                                                    September 30,
                                                  2004          2003
                                              ------------------------

Cash flows from operating activities:
  Net income                                  $ 7,589,521   $ 7,610,382
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Reserve for and loss from sales
        of foreclosed properties                1,181,101       166,803
      Depreciation                                  2,658         1,145
      Net amortization of discount on
        mortgage investments                       29,804       (48,681)
      Changes in assets and liabilities:
        Accrued interest receivable              (225,911)   (1,155,406)
        Other assets                           (1,035,298)      (76,249)
        Accounts payable and accrued
          liabilities                            (146,529)     (540,287)
          Net cash provided by operating      -----------    ----------
            activities:                         7,395,346     5,957,707
                                              -----------    ----------
Cash flows from investing activities:
  Investment in residential mortgages
    and contracts for deed                       (781,185)   (1,908,716)
  Principal receipts on residential
    mortgages and contracts for deed            5,164,308     5,266,269
  Proceeds from sale of mortgage
    loans, securitization                       9,455,520        --
  Line-of-credit receivable, affiliate        (10,060,350)       --
  Investment in interim mortgages             (59,229,988)  (72,239,079)
  Principal receipts on interim mortgages      55,746,812    56,175,022
  Receivable from affiliate                    (2,042,446)       53,115
         Net cash used in investing           -----------   -----------
           activities:                         (1,747,329)  (12,653,389)
                                              -----------   -----------
Cash flows from financing activities:
  Proceeds from issuance of shares of
    beneficial interest                         3,071,526    36,436,403
  Purchases of treasury stock                  (2,801,583)   (4,884,603)
  Shares of beneficial interest redeemed         (611,970)      --
  Net borrowings (payments) on line-
    of-credit, payable                          1,480,000    (6,245,000)
  Dividends                                    (9,438,038)   (7,441,013)
        Net cash provided by (used in)        -----------   -----------
          financing activities:                (8,300,065)   17,895,787
                                              -----------   -----------
Net increase (decrease) in cash                (2,652,048)   11,200,105

Cash and cash equivalents
  at beginning of period                        4,199,455       646,570
                                              -----------   -----------
Cash and cash equivalents at end
  of period                                   $ 1,547,407   $11,846,675
                                              -----------   -----------
Interest paid                                 $    39,197   $   139,487
                                              -----------   -----------

See accompanying notes.

                            UNITED MORTGAGE TRUST
                 Notes to Consolidated Financial Statements
                             September 30, 2004
                                (Unaudited)

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

2. Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in information disclosed in the notes to the financial statements for the year ended December 31, 2003 included in the Company's 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, were made. Operating results for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

3. Line-of-Credit, Payable

Effective July 11, 2004 the Company's line-of-credit, payable was extended for twelve months and modified setting the new borrowing limit to $6,500,000. The line-of-credit payable was collateralized by certain residential mortgages. Interest on the outstanding balance accrues at prime plus 0.5% (5.25% per annum at September 30, 2004).

4. Related Party Transactions

a). Fees paid to the Advisor, a related party: On January 1, 2001, the Company entered into an Advisory Agreement with the Advisor whereby the Advisor provides the Company with day-to-day management and administrative services subject to the supervision and review by the Trustees. In consideration for these services, the Company paid the Advisor a trust administration fee of $302,686 and $188,585 for the 2004 and 2003 quarters, respectively, and $706,132 and $526,615 for the nine month respective periods. The fee was calculated as 1/12th of 1/2 of 1% paid monthly of the first $50,000,000 of income producing assets and 1/12th of 1% of income producing assets in excess of $50,000,000, paid monthly. The terms of the Advisory Agreement calculates the Acquisition Fee (paid for sourcing suitable investments) as 3% of net offering proceeds (net offering proceeds are gross offering proceeds less commissions and marketing reallowances). There were no acquisition fees paid in 2004 since the Company's offering ended in 2003. Acquisition fees paid in the three months and nine months of 2003 were $481,115 and $988,891, respectively.

b). Loan servicing fees paid to an affiliate: Under the terms of a Mortgage Servicing Agreement with Prospect Service Corp. ('PSC'), the Company incurred loan servicing fees of $24,293 and $31,348 in the three months of 2004 and 2003, and $85,269 and $107,518 in the respective nine-month periods.

c). Purchasing Mortgage Investments from affiliates:

Residential Mortgages and Contracts for Deed: The Company purchases residential mortgages and contracts for deed from South Central Mortgage ('SCMI'), an affiliate. The Company purchased four residential mortgages during the September 2004 quarter, five residential mortgages in the 2003 quarter, seven residential mortgages in the nine months of 2004, and 17 residential mortgages and seven contracts for deed during the 2003 nine-month period. During the nine-month period of 2004, 54 contracts for deed were converted to notes and deeds of trust.

Interim Mortgages: The Company purchases interim mortgages from various sources including the below listed affiliates:

                              Three Months                 Nine Months
Affiliated Company       2004              2003     2004                2003
---------------------    ----------------------     ------------------------
Capital Reserve Corp.    $  137,000  $  874,000     $ 1,475,000  $13,228,000
Ready America Funding     8,176,000   7,700,000      16,335,000   16,139,000
REO Property Company        357,000   1,681,000         805,000    1,681,000
Ready Mortgage Corp.          3,000   3,078,000         453,000   15,182,000
South Central Mortgage        --          9,000           2,000       72,000
UMTH Lending              3,724,000   6,405,000      12,217,000    8,375,000
United Development
  Funding                 6,165,000      --           6,165,000       --

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

e.) Line-of-Credit Receivable, Affiliate: The Company extended a revolving line-of-credit ('LOC') to an affiliate, United Development Funding, L.P. ('UDF'), which is collateralized by the affiliate's real estate assets. Accrued interest on the LOC is payable monthly at 15% to the Company with the principal balance being due on September 1, 2004. The Company renewed and extended the facility on that date for another 12 months. The Company has the ability, but not an obligation, to renew the affiliate's LOC agreement on an annual basis. The Company monitors the LOC for collectibility on a continuing basis based on the affiliate's payment history. No valuation allowance or charge to earnings was recorded for the nine months ended September 30, 2004, based on the Company's evaluation.

f.) A two percent fee in the amount of $188,000 was paid to the Advisor as compensation for facilitating the Bayview securitization.

5. Investment in Trust Receivable

Prior to the Bayview securitization, all residential mortgages and contracts for deed were transferred to a qualified special purpose entity, wholly-owned by the Company.

6. Bayview Securitization

On April 13, 2004, the Company, through two newly created qualifying special purpose entities, completed a securitization of approximately $12.6 million in principal amount of mortgage loans carrying a weighted average interest rate of 11.66% and sold approximately $9.5 million of such securitized loans to Bayview Financial Trading Group, L.P. ("Investor"). In connection with the securitization, the Company retained servicing responsibilities and a $3.1 million subordinated interest. The Company will receive annual servicing fees of 0.5 percent of the outstanding balance, which the Company has assigned to PSC, a related party of the Company. As a result, PSC will receive the
0.5 percent servicing fees. The Company has rights to future cash flows arising after the Investor in the securitization trust has received the return for which they are contracted, 9.25 percent. The Investor and the securitization trust have no recourse to the Company's other assets for failure of debtors to pay when due. The Company's retained interests are subordinate to the Investor's interests. The value of the transferred mortgage loans is subject to credit and prepayment risks.

The Company did not record a servicing asset or liability for the servicing rights retained as the fees that will be received will fairly compensate the assigned servicer for costs to be incurred with such service, and the Company will pay all associated fees directly to PSC.

Any resulting gain or loss on the sale of the mortgage loans depends in part on the previous carrying value of the loans involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair market value at the date of transfer. To obtain fair values, quoted market prices are used if available. However, quotes were not available for the Company's retained interests, so the Company estimated fair value based on the present value of future expected cash flows using management's best estimate of the key assumptions: credit losses, prepayment speeds and discount rates commensurate with the risks involved. The Company used an expected weighted-average life of 5.5 years. Based on expected credit losses of 1.5%, prepayment speed of 18.2% and a discount rate of 11.0% no gain or loss was recognized related to the sale of these mortgage loans as the carrying value approximated the fair value at the date of the securitization.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED
SEPTEMBER 30, 2004 AND 2003

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

LOANS PURCHASED
During the nine months ended September 30, 2004, we had 54 contracts for deed refinanced to residential mortgages which we retained in our portfolio. The following table records new loans purchased excluding the refinanced properties:

                                  Three months                Nine months
Loan Category                2004              2003    2004                 2003
-------------------------    -----------------------   -------------------------
Residential Mortgages        4            5            7             17
Unpaid principal balance     $169,000     $442,000     $293,000      $1,011,000

Contracts for Deed           0            0            0             7
Unpaid principal balance     --           --           --            $286,000

Interim Mortgages
Purchased during period      $24,659,000  $27,679,000  $59,230,000   $72,239,000
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

     At September 30, 2004, our investment in interim mortgages increased by approximately 3% compared to year-end and increased 13% compared to September 30, 2003.

     As of September 30, 2004, our mortgage portfolio in the aggregate consisted of 555 residential mortgages and 11 contracts for deed, held in our subsidiary UMTLT. Two hundred seventy-five of the residential mortgages are the Notes that make up the Bayview securitization. As of the dates of purchase, the loans had an unpaid principal balance of $25,717,000. The average loan in the portfolio had a blended interest rate of 11.68%, a current annual yield of 11.89%, an investment-to-value ratio of 83.82%, an unpaid principal balance of $46,000, with a term remaining of 333 months. In addition, as of September 30, 2004, our interim mortgages portfolio consisted of 1,054 with an unpaid principal balance of $73,810,000 with an average interest rate of 13.66% and a current annual yield of 13.81%. Terms of the interim mortgage are less than 12 months.

     As of September 30, 2003, our mortgage portfolio in the aggregate consisted of 543 residential mortgages, 167 contracts for deed and 1,088 interim mortgages. As of the dates of purchase, the portfolio had an unpaid principal balance of $100,700,000 and was purchased for a discounted price of $99,995,000 (99.30% of the unpaid principal balance). The average loan in the portfolio had a blended interest rate of 13.04%, a current annual yield of 13.13%, an investment-to-value ratio of 70.82%, an unpaid principal balance of $56,000, and a term remaining of 274 months for residential mortgages and contracts for deed and less than 12 months for interim mortgages.

----------------------------------------------------------------
                                            September 30,
Balances as of the purchase date    2004                    2003
----------------------------------------------------------------
Residential Mortgages               555             543
Unpaid principal balance            $25,210,000     $29,808,000

Contracts for Deed                  11              167
Unpaid principal balance            $507,000        $9,167,000

Interim Mortgages                   1,054           1,088
Unpaid principal balance            $73,810,000     $71,547,000
----------------------------------------------------------------

     All of the properties that were security for the residential mortgages, contracts for deed and interim mortgages were located in the United States. Each of the properties was adequately covered by a mortgagee's title insurance policy and hazard insurance.

     We extended a revolving line-of-credit ('LOC') to an affiliate, United Development Funding, L.P. ('UDF'), which is collateralized by the affiliate's real estate assets. Accrued interest on the LOC is payable monthly to the Company with the principal balance being due September 1, 2005. The Company has the ability, but not an obligation, to renew the affiliate's LOC agreement on an annual basis. The Company monitors the LOC for collectibility on a continuing basis based on the affiliate's payment history. No valuation allowance or charge to earnings was recorded for the quarter ended September 30, 2004, based on the Company's evaluation. We have increased our investment in UDF by 165% over year end. We were not invested in UDF in the 2003 periods.
                              -10-

     During the three and nine months ended September 30, 2004 and 2003 our investments generated approximately $3,404,000 and $3,089,000 and $9,899,000 and $8,814,000 of interest income, respectively, 10% and 12% increases. The rise was attributed to the changing nature of our loan portfolio purchasing now almost exclusively interim mortgage loans. In addition, our line-of-credit facility with UDF has grown 162% in the 2004 nine month period.

     The table below shows our major concentration of investments as a percentage of our income producing assets excluding loans securitized and held by others:
----------------------------------------------------------------
                                            September 30,
Loan Category                       2004               2003
---------------------           --------------------------------
Residential Mortgages##             15%                27%
Contracts for Deed                   1%                 8%
Interim Mortgages                   69%                65%
United Development Funding          15%                --
----------------------------------------------------------------
## Net assets in UMTLT after Bayview securitization

     Operating expenses for the three-month and nine-month periods of 2004 and 2003 were approximately $942,000 and $323,000 and $2,310,000 and $1,204,000, respectively, 191% and 92% increases, respectively. Increases can be primarily attributed to the following three categories:

Loan loss reserves and loan losses - $522,000 compared to $41,000 for the comparable three months and $1,181,000 and $167,000 for the comparable nine-month periods. The Company reserves approximately 0.1% of interim balances and 0.5% of residential mortgage and contract for deed balances. We did not reserve for loan losses in 2003. We will continue to reserve for losses during the balance of 2004 and going forward. The amount we reserve is based on a formula that is adjusted if necessary quarterly.

Trust management fee - $303,000 and $189,000 for the comparable three months and $706,000 and $527,000 for the comparable nine-month periods. The trust management fee is calculated as a percentage of income producing assets. We should only see the monthly fee vary as our cash balances increase and decrease, as cash is not an income producing asset. On average the monthly fee has been approximately
$70,000 during 2004.

     Our loan loss reserves are calculated as approximately one-half percent of book value of residential mortgages and contracts for deed and approximately one-tenth percent of the book value of interim mortgages at period end. Losses have primarily been recognized in residential mortgages and contracts for deed categories although we experienced our first loan loss in the interim mortgages category during the second quarter. Since inception, of the approximate $271,000,000 interim mortgages we have acquired, we have realized losses of $314,000, 0.12% of the total.

     Since inception, of the approximate $53,000,000 residential mortgages and contracts for deed we have acquired, we have realized approximately $2,855,000 in losses, 5.39% of the total. We anticipate loan losses to continue and therefore are continuing to monitor the adequacy of our loan loss reserve and will increase our loan loss reserves on a go-forward basis as needed.

     Our default rate as of September 30, 2004 and 2003 was 3.78% compared to 3.42%. Interim mortgages represent approximately 53% of our defaulted loans. This increase number was expected as our percentage of our portfolio in short-term loans increased.

     Operating expenses, less interest (income) expense, net, as a percentage of income were 27.36% and 10.47% for the comparable three-month periods and 22.94% and 12.07% for the comparable nine-month periods, and operating expenses as a percentage of invested assets were 0.88% and 0.88% and 0.85% and 0.34% for the comparable three and nine-month periods, respectively.

     Net income for the three and nine months ended September 30, 2004 and 2003 was approximately $2,462,000 and $2,765,000, and $7,590,000 and $7,610,000, a 11% decrease between quarters and a less than 1% decline between nine-month periods, respectively. Earnings per weighted average share were $0.35 and $0.45 and $1.08 and $1.38, respectively, for the comparable three and nine months.

    Distributions to shareholders per share of beneficial interest during the comparable nine-month periods were $0.1466 and $0.1533 per share per month. We advised last quarter that we lowered our distribution rate to an 8% annualized yield in an effort to more closely reflect earnings. We will continue to forecast earnings and adjust our distribution rate quarterly as necessary.


CAPITAL RESOURCES AND LIQUIDITY FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

     We utilize funds made available from the sale of our shares, funds made available on our bank line of credit and repayment of principal on our loans to purchase mortgage investments.

--------------------------------------------------------------------
                                         For the Three Months ending
                                                September 30,
                                           2004              2003
                                        ----------------------------
Shares issued                                49,800          980,000
Number of new shareholders                      --               176
Gross offering proceeds                 $   996,000      $19,639,000
Net offering proceeds (after deduction
  of selling commissions and fees)      $   996,000      $17,337,000
Treasury shares purchased               $(1,322,000)     $(3,715,000)
Principal receipts from Residential
  Mortgages and Contracts for Deed      $    90,000      $ 2,284,000
Principal receipts from
  Interim Mortgages                     $20,845,000      $27,241,000
Net borrowings (payments on)
  line-of-credit, payable               $ 1,480,000      $(2,550,000)
---------------------------------------------------------------------

--------------------------------------------------------------------
                                         For the Nine Months ending
                                                  September 30,
                                           2004              2003
                                        ----------------------------
Shares issued                               163,600        2,070,000
Number of new shareholders                      --               821
Gross offering proceeds                 $ 3,072,000      $41,444,000
Net offering proceeds (after deduction
  of selling commissions and fees)      $ 3,072,000      $36,436,000
Share repurchases                       $(2,802,000)     $(4,885,000)
Shares redeemed                         $(  611,000)           --
Principal receipts from Residential
  Mortgages and Contracts for Deed      $ 5,164,000      $ 5,266,000
Proceeds from Bayview Securitization    $ 9,456,000            --
Principal receipts from
  Interim Mortgages                     $55,747,000      $56,175,000
Net borrowings (payments on)
  line-of-credit, payable               $ 1,480,000      $(6,245,000)
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

     As of September 30, 2004, we had issued an aggregate of 7,634,470 shares of beneficial interest and repurchased into treasury, through our Share Repurchase Plan, 582,053 shares. Total shares outstanding were 7,052,417. Gross Offering proceeds were $152,437,230.

     Effective July 11, 2004 the Company's line-of-credit payable was extended for twelve months and modified setting the new borrowing limit to $6,500,000. The line-of-credit payable was collateralized by certain residential mortgages. Interest on the outstanding balance accrues at prime plus 0.5% per annum (5.25% at September 30, 2004). We utilized the credit facility to acquire and warehouse mortgage investments as they become available. The outstanding balance of the line-of-credit was reduced as new offering proceeds were received. Our line of credit balance was $1,480,000 at September 30, 2004 and zero as of September 30, 2003.

     In addition, the Company is negotiating a new credit facility with a borrowing limit of $15,000,000. If finalized the new credit facility would replace the $6,500,000 line-of-credit. We expect the final terms to be approved by our board of trustees in early
November 2004.

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

     The following table sets forth information relating to shares of beneficial interest issued and the use of proceeds of the offering during the quarter ended September 30, 2004:

Shares issued                               163,598
Gross offering proceeds                  $3,072,000


Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.


Item 6. Exhibits and Reports on Form 8-K.

Form 8-K - None
Exhibit 31. Certification pursuant to Section 302 of the Sarbanes-Oxley
Act
Exhibit 32. Certification pursuant to Section 906 of the Sarbanes-Oxley
Act

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there under duly authorized.


                                        UNITED MORTGAGE TRUST
                                        (Registrant)


Date:  November 8, 2004                /S/Christine A. Griffin
                                         Christine A. Griffin
                                              President

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

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's registered independent public accounting firm and the audit committee of the registrant's board of trustees:

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


November 8, 2004

/s/ Christine Griffin
---------------------
Christine Griffin
President and Chief Executive Officer

Exhibit 32. Certification pursuant to Section 906 of the Sarbanes-Oxley
Act

I, Christine A. Griffin, Chief Executive Officer and Chief Financial Officer of United Mortgage Trust (the "Registrant"), have executed this certification for furnishing to the Securities and Exchange Commission in connection with the filing with the Commission of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2004 (the "Report"). I hereby certify that:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant as of and for the end of that period.


November 8, 2004


/s/ Christine A Griffin
-----------------------
Christine A Griffin
Chief Executive Officer/Chief Financial Officer