Form 10-K
period 2004-12-31
UNITED MORTGAGE TRUST
filed 2005-03-17
CIK 101390

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2004.

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

     The aggregate market value of the registrant's stock held by non-affiliates of the registrant at June 30, 2004 computed by reference to the price at which the common equity was last sold was $141,321,160.

     As of March 4, 2005, 7,039,079 of the Registrant's Common Stock were outstanding.

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


Item 1. Description of Business......................................1

Item 2. Description of Property......................................4

Item 3. Legal Proceedings............................................4

Item 4. Submission of Matters to a Vote of Security Holders..........5

                                 PART II

Item 5. Market for Registrant's Common Equity and
        Related Stockholder Matters..................................5

Item 6. Selected Financial Data. ....................................8

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operation of the Company...........9

Item 7A. Quantitative and Qualitative Disclosures
         About Market Risk..........................................32

Item 8. Consolidated Financial Statements and
        Supplementary Data..........................................33

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.........................55

Item 9A. Controls and Procedures....................................55

Item 9B. Other Information..........................................55


                                PART III

Item 10. Directors and Executive Officers of the Registrant.........55

Item 11. Executive Compensation.....................................61

Item 12. Security Ownership of Certain Beneficial Owners
         and Management and Related Stockholder Matters.............62

Item 13. Certain Relationships and Related Transactions.............63

Item 14. Principal Accountant Fees and Services.....................66

Item 15. Exhibits and Financial Statement Schedules.................66

                                  PART I

ITEM 1. DESCRIPTION OF BUSINESS.

                                 GENERAL


    We are a Maryland real estate investment trust formed on July 12, 1996. We invest exclusively in the following types of investments: (1) first lien, fixed rate mortgages secured by single-family residential property throughout the United States (we refer to those investments as residential mortgages);
(2) the seller's unencumbered interest in fixed rate contracts for deed (also known as land contracts) for the purchase of single-family residential property throughout the United States (we refer to those investments as contracts for deed); (3) loans of 12 months or less in term, made to investors for the construction, purchase, renovation, and sale of single-family homes (we refer to those investments as interim mortgages); and (4) secured loans to affiliated partnerships that (a) originate and acquire loans for the acquisition and development of single-family home lots, which we refer to as land development loans, and (b) enter into participation agreements with single-family residential real estate developers under which they receive a preferred portion of the gain, if any, upon the sale of lots to home builders, which we refer to as equity participations. Currently we have one such $30 million line-of-credit loan to United Development Funding ("UDF") an entity that is affiliated with our Advisor. The portion of our portfolio constituting loans to such affiliated partnership has been increasing in the past two years and now represents approximately 25% of our entire investment portfolio.

       The use of a mortgage or a contract for deed for homebuyers is generally dependent upon the creditworthiness of the borrower, with less creditworthy borrowers qualifying more easily for a contract for deed. The properties underlying each of the types of liens we use to secure our loans are generally the same; although in the case of interim mortgages the properties are typically unimproved residential properties. The typical term for residential mortgages, contracts for deed and interim mortgages (collectively referred to as "mortgages investments") are 360 months, 360 months and 12 months, respectively. The UDF $30 million line-of-credit has a 5 year term. The risks to us and the legal recourse that we have in the event of a default is essentially the same for all three types of security instruments that we rely upon except that eviction proceedings are somewhat simpler in the case of contracts for deed, where the title to the property is not held by the borrower.

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

     We acquire mortgage investments from several sources, including from affiliates of our Advisor. The amount of mortgage investments to be acquired from such sources cannot be determined at this time and will depend upon the mortgage investments that are available from them or from other sources at the time we have funds to invest. All mortgage investments purchased from affiliates of the Advisor are at prices no higher than those that would be paid to unaffiliated third parties for mortgages with comparable terms, rates, credit risks and seasoning.

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

INVESTMENT POLICY

     Our primary investment policy is to purchase the following types of mortgage investments: (1) first lien, fixed rate mortgages secured by single-family residential property throughout the United States (2) the seller's unencumbered interest in fixed rate contracts for deed for the sale of single-family residential property throughout the United States; (3) loans of 12 months or less in term, made to investors for the construction, purchase, renovation, and sale of conventional single-family, modular and manufactured homes; and (4) loans to affiliated partnerships secured by the pledge of mortgages and equity participations.

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

      UDF may use the loan proceeds from us to finance either: (a) indebtedness associated with any real estate development project upon which the borrower has a first priority lien to the extent such indebtedness, financed by funds advanced from any source, exceeds 85% of the appraised value of such real estate development project; or (b) indebtedness associated with any real estate development project upon which the borrower has a junior priority lien to the extent all indebtedness thereon exceeds 80% of 85% of the appraised value of such real estate development project.

     At year end 2004 approximately 80% our loans were located in Texas, 5% were in Florida, 3% in Georgia, 2% each in California, Illinois and North Carolina, 1% each in Tennessee, Indiana, Colorado and Missouri, and less than 1% each in Pennsylvania, Kentucky, Louisiana, Oklahoma, South Carolina, Ohio, Kansas, Mississippi, Alabama, Minnesota and Michigan.

     Sixty-two percent of our income producing assets is comprised of interim mortgages and twenty-three percent is the UDF line-of-credit. We have been shifting to a portfolio that is more heavily weighted to interim mortgages and loans to UDF because 1) to date we have experienced limited loss from defaults with interim mortgages and no losses with UDF, and 2) blended yields for interim mortgages and from loans to UDF have been higher than those of the other mortgage investments. We expect to continue our concentration on interim loans and loans to affiliated partnerships for the foreseeable future.

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

                              EMPLOYEES

     We have no employees however our Advisor has a staff of five employees including our president.

ITEM 2. DESCRIPTION OF PROPERTY.

                             OFFICE LEASE

     We do not maintain any physical properties however our Advisor has an office lease with an affiliate.


ITEM 3. LEGAL PROCEEDINGS.

     Except as described below, we are unaware of any threatened or pending legal action or litigation that individually or in the aggregate could have a material effect on us.

     On December 17, 2003 we filed a registration statement to register 1,078,309 shares on Form S-11 in order to address a contingent liability for rescission in the approximate amount of $22 million plus interest and less dividends paid to those persons who purchased our shares between May 1, 2002 and October 31, 2002 during a period when we were required to file updated financial information with the SEC and failed to do so. The offer was commenced on December 29, 2003 and was concluded on January 28, 2004. Twenty shareholders representing 0.4% of our shares outstanding accepted the offer, which resulted in repurchase of 29,952 shares.

     The rescission offer was intended to address federal and state compliance issues by allowing holders of shares covered by the rescission offer to sell those shares back to us and to reduce our contingent liability with respect to those shares. In each state where the offer was made, the right to sue is lost except, with respect to Texas, the right is not lost if a purchaser rejected in writing the offer and expressly reserved the right to sue. No such reservations were received by us. Further, the statute of limitations for noncompliance with the requirement to register securities under the Securities Act of 1933, as amended (the "Securities Act") is one year, while under the various state securities laws in which the rescission offer was made, the statute of limitation ranges from one to four years from the date of the transaction. The periods set forth in the statutes of limitations provided for in the Securities Act and in most of the states in which the offer was made have expired.

     Notwithstanding the foregoing, the rescission offer does not necessarily relieve us of our contingent liability for fines or penalties under state securities laws or for civil liability that arises as a result of having failed to make the rescission offer in compliance with applicable laws and rules. However, no claims have been made to date.


ITEM 4. SUBMISSION OF MATTERS TO THE VOTE OF SECURITY HOLDERS.

      Our 2003 annual meeting was held in June 2004. Shareholders voted by proxy and in person to re-elect our trustees and to reaffirm Whitely Penn as our independent registered public accounting firm.


                                PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is currently no established public trading market for our shares. As an alternative means of providing limited liquidity for our shareholders, we maintain a share redemption plan. Under our plan, shareholders who have held the shares for at least one year are eligible to request that we repurchase their shares. In any consecutive twelve (12) month period we may not repurchase more than 5% of the outstanding shares at the beginning of the twelve (12) month period. The repurchase price is based on the value of our properties or fixed pricing schedule, as determined by the Trustee's business judgment based on our book value, operations to date and general market and economic conditions and may not, in any event, exceed any current public offering price. Currently, we are repurchasing shares at a price of $20 per share.

     The Board of Trustees has valued our shares at $20 per share based on their business judgment regarding the value of the shares with reference to our book value, our operations to date and general market and economic conditions.

	The following table summarizes the share repurchases made by us under our share redemption plan in 2004:

              Total number of     Average Price    Total number of shares
              shares purchased      per share      purchased as part of
                                                   publicly announced plan
--------------------------------------------------------------------------
Jan            2,162                 $18.00              2,162
Feb           15,434                  19.40             15,434
Mar           15,542                  20.00             15,542
Apr            3,941                  18.95              3,941
May            8,391                  18.48              8,391
Jun           31,724                  19.87             31,724
Jul           19,532                  19.90             19,532
Aug           30,546                  19.95             30,546
Sep           16,940                  19.90             16,940
Oct           21,008                  19.93             21,008
Nov           16,291                  19.66             16,291
Dec           18,030                  19.87             18,030

Totals       199,541                  19.49            199,541

     As of December 31, 2004, we had 7,040,743 shares outstanding compared to 7,028,106 and 4,856,489 shares outstanding at December 31, 2003 and 2002, respectively. The shares were held by 2,858, 2,898, and 1,909 beneficial owners and by 2,533, 2,588, and 1,671 shareholders of record in 2004, 2003 and 2002, respectively. No single shareholder owned 5% or more of our outstanding shares.

     We distribute substantially all of our taxable income with respect to each year (which does not ordinarily equal net income as calculated in accordance with accounting principles generally accepted in the United States) to our shareholders so as to comply with the REIT provisions of the Internal Revenue Code (the "Code"). To the extent we have available funds, we declare regular monthly dividends (unless the Trustees determine that monthly dividends are not feasible, in which case dividends would be paid quarterly). Any taxable income remaining after the distribution of the final regular monthly dividend each year is distributed together with the first regular monthly dividend payment of the following taxable year or in a special dividend distributed prior thereto. The dividend policy is subject to revision at the discretion of the Board of Trustees. All distributions are made by us at the discretion of the Board of Trustees and depend on our taxable earnings, our financial condition, maintenance of our REIT status and such other factors as the Board of Trustees deems relevant.

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

     We began making distributions to our shareholders on September 29, 1997. Monthly distributions have continued each month thereafter. At year-end 2004 we had paid 88 consecutive monthly dividends. Distributions for the year ended December 31, 2004, 2003 and 2002 were made at a rate of 8.6% ($1.72), 9.2% ($1.84) and 10% ($2.00), respectively. The dividend portion of the distribution was $1.34, $1.47, and $1.81 per weighted share for 2004, 2003 and 2002, respectively.

ITEM 6. SELECTED FINANCIAL DATA

     We present below selected financial information. We encourage you to read the financial statements and the notes accompanying the financial statements in this Annual Report. This information is not intended to be a replacement for the financial statements.

                                                     December 31,
                               2004           2003           2002         2001         2000
                            --------------------------------------------------------------------
OPERATING DATA
Total revenues                 $13,889,448    $12,076,341    $8,277,742   $5,679,657   $3,857,612
Total expenses                 $ 4,420,440    $ 3,487,222    $  901,843   $  894,824   $1,129,230
Net income                     $ 9,466,008    $ 8,589,119    $7,375,899   $4,784,833   $2,728,382
Net income per share           $1.34          $1.47          $1.81        $1.81        $1.80
Weighted average
  shares outstanding           7,051,313      5,859,639      4,083,488    2,641,072    1,514,014

                                                      December 31,
                               2004            2003           2002          2001          2000
                            ---------------------------------------------------------------------

BALANCE SHEET DATA
Cash                           $  1,331,798   $  4,199,455   $   646,570   $    33,569   $  200,912
Residential mortgages and
  contracts for deed           $    --        $ 29,780,352   $35,299,701   $37,182,782   $31,906,587
Investment in trusts,
  Receivable                   $ 17,749,231         --            --            --            --
Foreclosed residential
  mortgages and contracts
  for deed                     $    867,591   $  3,346,004   $ 3,676,070   $ 2,500,461   $ 1,512,812
Interim Mortgages              $ 73,747,536   $ 71,547,192   $49,136,321   $17,529,898   $ 6,453,111
Foreclosed interim mortgages   $  2,025,830   $  1,263,350        --            --            --
Reserve for loan losses        $  (921,500)   $   (350,000)       --            --            --
Line-of-credit
  receivable, affiliate        $ 28,721,639   $  6,093,493        --            --            --
Other assets                   $  5,676,136   $  4,445,972   $ 2,333,229   $ 1,538,911   $   832,664
Total assets                   $129,198,261   $120,325,818   $91,091,891   $58,785,621   $40,906,086

Line-of-credit payable         $ 12,030,000   $     --       $ 6,245,000   $   810,000   $ 7,000,000
Other liabilities              $  1,012,944   $  1,835,145   $ 1,357,303   $   685,137   $   311,845
Total Liabilities              $ 13,042,944   $  1,835,145   $ 7,602,303   $ 1,495,137   $ 7,311,845
Total temporary equity               --            --        $21,566,181        --            --
Total shareholders' equity     $116,155,317   $118,490,673   $61,923,407   $57,290,484   $33,594,241
Total liabilities and
  shareholders' equity         $129,198,261   $120,325,818   $91,091,891   $58,785,621   $40,906,086

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE
COMPANY

     The following section contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act and should be read in conjunction with our Financial Statements and related notes appearing in this Form 10-K. Such forward-looking statements may be identified by the words "anticipate," "believe," "estimate," "expect" or "intend" and similar expressions. Forward looking statements are likely to address such matters as our business strategy, future operating results, future sources of funding for mortgage loans brokered by us, future economic conditions and litigation against us, each of which are discussed herein under the caption "Factors that may Affect Future Results."

GENERAL

     We were organized in Maryland in 1996 as a real estate investment trust to invest in mortgages and contracts for deed. Most if not all of the mortgages and contracts for deed that we purchase are not insured or guaranteed by a federally owned or guaranteed mortgage agency and involve borrowers who do not satisfy all of the income ratios, credit record criteria, loan-to-value ratios, employment history and liquidity requirements of conventional mortgage financing. We acquire what we consider to be "B", "C" and "D" grade mortgage loans. The great majority of our investments are concentrated in Texas. Increasingly we have emphasized investments in interim mortgages and in secured loans to affiliate partnerships that are themselves lenders to real estate developers. Currently we have made only one such loan, a $30 million line-of-credit loan to United Development Funding ("UDF") an entity that is affiliated with our Advisor. The portion of our portfolio constituting loans to affiliated partnerships has been increasing in the past two years and now represents approximately 25% of our entire investment portfolio. We have increased our investments in interim loan and affiliated partnership developer loans in favor of investments in longer-term residential mortgages and contracts for deed based upon a higher yield to us from interim mortgages and from third party developer loans, both of which carry higher interest rates. At the end of 2004, our mortgage portfolio totaled approximately $123,111,000.

     The following table sets forth certain information about the mortgage investments that we purchased during the periods set forth below.


                                                       Years Ended
                                                       December 31,
                                            2004          2003           2002
                                        -----------------------------------------
RESIDENTIAL MORTGAGES
Purchase price                          $   597,000    $ 1,078,000    $ 3,544,000
Total number                                     11             20             70
Number purchased from affiliates                  0              0              0
Number purchased from other sources              11             20             70
Blended interest rate                        11.61%         12.44%         12.86%
Aggregate principal balance             $   597,000    $ 1,079,000    $ 3,548,000
Average principal balance                   $54,000        $54,000        $51,000
Remaining term in months (1)                    311            314            325
Current yield (1)                            11.61%         12.50%         12.87%
Investment-to-value ratio (1)(2)             85.51%         83.39%         81.21%



CONTRACTS FOR DEED
Purchase price                          $   --         $   282,000    $   360,000
Total number                                --                   7              8
Number purchased from affiliates            --                   0              0
Number purchased from other sources         --                   7              8
Blended interest rate                       --              12.39%         12.21%
Aggregate principal balance             $   --         $   286,000      $ 360,000
Average principal balance                   --             $41,000        $45,000
Remaining term in months (1)                --                 320            334
Current yield (1)                           --              12.53%         12.21%
Investment-to-value ratio (1)(2)            --              79.76%         84.13%

INTERIM MORTGAGES
Portfolio beginning balance at Jan 1    $72,811,000    $49,136,000    $17,500,000
Portfolio ending balance at Dec 31      $75,773,000    $72,811,000    $49,136,000
Net increase in portfolio
  from prior period                     $ 2,962,000    $23,675,000    $31,636,000
Total number new loans funded
  during period                                 938          2,216          1,653
Number purchased from affiliates                558          2,000            993
Number purchased from other sources             380            216            660
Average interim mortgage                    $80,000        $45,000        $39,000
Blended interest rate                        13.45%         13.66%         13.58%
Remaining term in months: less than       12 months      12 months      12 months
Current yield at year-end (1)                13.57%         13.80%         13.77%
Investment-to-value ratio (1)(2)             68.44%         66.75%         62.00%




(1) These amounts were determined at the time the mortgage investments were purchased.

(2) The investment-to-value ratio is determined at the time a mortgage investment is acquired and is determined by dividing the amount paid to acquire that mortgage investment by the value of the underlying real estate that is security for that mortgage investment.

RECENT DEVELOPMENTS

     In November 2003, we received a merger proposal from an entity organized by persons that include officers and owners of the Company and its advisor. The proposal by UMT Holdings, L.P. ("UMTH") a Delaware limited partnership and real estate finance company based in Dallas, Texas, provides that we would be merged into UMTH. As currently proposed, each holder of our shares of beneficial interest at the time of the closing of the merger would receive a 10-year Class A Debenture having an original principal amount of $20 for each share owned by such holder and an annual interest rate of 8.5%, which interest shall be payable monthly. The proposal contains other terms and may be amended or modified at any time.

      In response to the proposal, our Board of Trustees formed a special committee comprised of Richard D. O'Connor, Jr., Paul R. Guernsey and Douglas R. Evans, each an independent and disinterested trustee. The special committee retained legal and financial experts to assist it in evaluating the proposal. The special committee has been negotiating the final terms of any transaction with UMTH on behalf of the Company and evaluating the fairness of the terms to our shareholders who are not affiliated with UMTH. At the conclusion of its negotiations and deliberations, the special committee will make a recommendation to the full Board of Trustees with respect to the transaction. In addition, the special committee may entertain other unsolicited inquiries from any other parties interested in the possible acquisition of our outstanding shares of beneficial interest and, as appropriate, provide information, enter into discussions and negotiate with such parties in connection with any such inquiries. As of the date of this report there have been no inquiries from other sources.

      UMTH's proposal is contingent upon, among other things, (i) the negotiation, execution and delivery of a definitive agreement, (ii) approval of the transaction by the special committee, the Company's full Board of Trustees and the Company's shareholders, (iii) the special committee's receipt of a fairness opinion from its financial advisor,
(iv) the effectiveness of a registration statement with the Securities and Exchange Commission to permit the submission of the merger to a vote of the Company's shareholders and to register the notes, (v) applicable regulatory approvals, (vi) obtaining any necessary third-party consents or waivers, and (vii) certain other conditions.

      There can be no assurance that a definitive merger agreement will be executed and delivered, or that UMTH's proposed transaction will be consummated. The proposed transaction may only be completed in accordance with the applicable state and federal laws, including the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

     Based upon the status of negotiations and discussions with UMTH, we believe that it is likely that the independent committee will recommend the merger and that the agreement will be announced in the second quarter of 2005.


RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

     As of December 31, 2004, our mortgage portfolio consisted of 545 residential mortgages, 9 contracts for deed and 945 interim mortgages. The portfolio had an unpaid principal balance ("UPB") of approximately $94,390,000. The average loan in the portfolio had a blended interest rate of 13.11%, a current annual yield of 13.24%, an investment-to-value ratio of 71.17%, an average UPB of $63,000, and a term remaining of 333 months for residential mortgages and contracts for deed. Interim mortgages have terms of 12 months or less, depending on the collateral securing the interim mortgage and the borrower. The more extensive the rehabilitation work on the property or the construction requirements, the longer the term of the loan. The average construction loan has a term of 9 months, the average rehabilitation loan has a term of 6 months.

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

                          MORTGAGE PORTFOLIO TABLE
                          (dollars are approximate)

                            at 12-31-2004    at 12-31-2003    at 12-31-2002
                            -------------    -------------    -------------
Residential Mortgages                545              557              608
Contracts for Deed                     9               65              219
Interim Mortgages                    945            1,136              827
Unpaid Principal Balance    $ 94,390,000     $105,937,000      $88,112,000
Blended Interest Rate             13.11%           13.12%           12.92%
Annual Yield                      13.24%           12.44%           13.04%
Investment-to-Value Ratio         71.17%           70.34%           69.66%
Average Loan UPB                 $63,000          $60,000          $53,000

      At year end 2004 approximately 80% our loans were located in Texas, 5% were in Florida, 3% in Georgia, 2% each in California, Illinois and North Carolina, 1% each in Tennessee, Indiana, Colorado and Missouri, and less than 1% each in Pennsylvania, Kentucky, Louisiana, Oklahoma, South Carolina, Ohio, Kansas, Mississippi, Alabama, Minnesota and Michigan. At year end 2003 and 2002 the vast majority of loans were located in Texas. We expect to continue broadening making loans in states other than Texas in order to reduce our geographic exposure to Texas. The increasing number loans outside of Texas have been acquired from Ready America Funding, an affiliate, UMTH Lending, an affiliate, and HomeVestors Investments, Inc., unaffiliated, all three of which plan to continue to pursue borrowers in population centers of 300,000 or more people.

     During 2004 we developed a more significant relationship with UDF, a partnership that is affiliated with our Advisor, to whom we had extended a $7 million line-of-credit in 2003. As UDF began to expand its client base, our trustees approved the investment of a greater percentage of our assets in UDF loans, resulting in our increasing our loans to UDF in 2004. On January 1, 2005, and effective September 30, 2004, we entered into a First Amended and Restated Secured Line of Credit Promissory Note and an Amended and Restated Security Agreement (collectively, the "Amendment") with UDF. The Amendment amended the existing revolving line of credit facility ("Loan") to extend the term an additional five years and to increase the line of credit to $30 million. The purpose of the Loan is to finance UDF's investments in real estate development projects. The Amendment has two components: the Long Term Investment portion ("LTI") and the Bridge-Loan Investment portion ("BLI").

     The Loan is secured by the pledge of all of UDF's land development loans and equity investments. Those UDF loans may be first lien loans or subordinate loans. The LTI portion may not exceed $12,000,000 and bears interest at an annualized percentage rate of 15% with interest payable monthly. The BLI portion may not exceed $18,000,000 and is secured by the assignment of first lien loans made by UDF to developers for the acquisition of pre-development residential real estate. The BLI portion is additionally secured by the pledge of all of UDF's land development loans and equity investments. The BLI portion bears interest at an annualized percentage rate of 13.5% with interest payable monthly.

     The Loan is subordinate to UDF Senior Debt which consists of a loan guaranty to Colonial Bank in the amount of approximately $8,750,000 and a $10,000,000 line of credit provided by Coppermark Bank.

     UDF may use the Loan proceeds to finance either: (a) indebtedness associated with any real estate development project upon which Borrower has a first priority lien to the extent such indebtedness, including indebtedness financed by funds advanced hereunder and indebtedness financed by funds advanced from any other source, including without limitation Senior Debt, exceeds 85% of the appraised value of such real estate development project; or
(b) indebtedness associated with any real estate development project upon which Borrower's has a junior priority lien to the extent such indebtedness, including indebtedness financed by funds advanced hereunder and indebtedness financed by funds advanced from any other source, including without limitation Senior Debt, exceeds 80% of 85% of the appraised value of such real estate development project.

     The Amendment represents a further increase in the Company's loans to UDF and in the land development loans made by UDF representing approximately 25% of the Company's entire portfolio. The Company's Trustees have approved this change in the Company's investment policy represented by the increase in the Loan based upon the changed interest rate environment which has resulted in lower yields from the Company's traditional mortgage investments as well as experience to date with loans made to UDF.

     The Company monitors the line-of-credit for collectibility on a continuing basis based on the affiliate's payment history. No valuation allowance or charge to earnings was recorded for the year ended December 31, 2004 and 2003 based on the Company's evaluation. Outstanding balances were $28,721,639 and $6,093,493 at year end 2004 and 2003.

     Since its formation in 2003 UDF has made approximately $76,044,000 of loans and had $26,135,000 of loans payoff.

     Each of the properties serving as security for our loans was adequately covered by a mortgagee's title insurance policy and hazard insurance. Some of our mortgage investments are covered by full or limited recourse agreements with note sellers. In making the decision to invest in other states, we consider the availability of non-judicial foreclosure, as is available in Texas, to be the primary legal consideration. While Texas does not provide a statutory right of redemption and permits deficiency judgments, we do not rely upon those provisions in the enforcement of our liens and therefore we believe that the risks in mortgage investments in most other states will not be significantly different than those we face in Texas.

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

     During the years ended December 31, 2004, 2003 and 2002 interest income was approximately $13,889,000, $12,076,000, and $8,278,000, respectively, 15%,
46% and 46% increases, respectively. In 2004, the increase was attributed to use of our line of credit to purchase mortgage investments. In the prior years, the primary reason for the increases in income was a result of purchasing significant numbers of mortgage investments with capital raised from the sale of our shares and reinvesting principal receipts.

    Total expenses were approximately $4,423,000, $3,487,000, and $902,000, respectively, 27% and 287% and 1% increases, respectively. Below listed are the significant expense accounts and explanations of change:

RESERVE FOR AND SALES OF FORECLOSED PROPERTIES: increased 28% and 26,223% between 2004 and 2003

During 2004 and 2003 we sold a significant number of properties at a loss of $0.43 and $0.39 on the dollar, respectively, continuing our aggressive program of liquidation of non-incoming producing assets. In 2002, we sustained an insignificant loss on the sale of properties. Realized losses in 2004, 2003 and 2002 respectively were approximately $1,867,000, $1,822,000 and $8,252, 2% and 21,979% increases between periods. Loss reserves increase by 163% and 100% between 2004, 2003 and 2002, respectively. No reserve was recorded in 2002. Because we did not anticipate the extent of loan losses in 2004 we refined our loss analysis method and have reserved what we believe is an adequate amount to cover losses. In addition we will continue to reserve loss reserves during 2005 at a rate of 1% of the balance of each interim mortgage loans acquired and assume that we will experience losses on approximately one residential mortgage per month at $0.40 loss rate per dollar.

INTEREST EXPENSE:  increased 23% in 2004 and 87% in 2003

We use our credit facility to purchase loans in advance of receiving net proceeds from the sale of our shares or payments of mortgages. The use of our credit facility depends on the number of suitable investments available at any given time and the amount of cash we have on hand.

LOAN SERVICING FEES: decreased 25% in 2004 and 26% in 2003

Loan servicing fees, paid to an affiliate, PSC, decreased because residential mortgages and contracts for deed prepaid.

TRUST ADMINISTRATION FEES:  increased 29% in 2004 and 64% in 2003

The trust administration fee was paid to our Advisor. The fee was calculated as 1/12th of 1/2 of 1% per month of the first $50,000,000 of income producing assets and 1/12th of 1% per month of income producing assets in excess of $50,000,000. As the portfolio grew so did the trust administration fee. The trust administration fee may increase if we draw on our line of credit to acquire mortgage investments. Payroll expenses are paid by the Advisor and included as part of the trust administration fees. Payroll expenses decreased 10% in 2004 and increased 15% and 40% in 2003 and 2002, respectively. They were $273,000, $305,000 and $265,000, for the comparable periods. The decrease in the current period is due to attrition. Rent expense is paid by the Advisor and included as part of the trust administration fee. Rent expenses decreased 37% in 2004, increased 106% in 2003 and decreased 11% in 2002. They were $22,000, $35,000 and $17,000, respectively. The decrease in 2004 was due to an adjustment in the amount of office space UMTA leased. The increase in 2003 was due to additional office space leased by our Advisor. That space was relinquished in 2004.

GENERAL AND ADMINISTRATIVE EXPENSES: increased 37% in 2004 and 68% in 2003

General and administrative fees include transfer agent fees, legal fees, printing and reproduction, accounting and audit fees, recording fees, trustees fees and insurance fees to name the major categories. The largest increase in 2004 was transactional legal fees associated with bank lines and securitizations, and other agreements entered into during the year. The largest increase in 2003 were accounting services relating to the post effective amendments files in 2003 and transfer agent fees as our shareholder base grew.

     Operating expense as a percentage of interest income (not including interest expense) was 30.55%, 27.67%, and 9.95%, respectively. Operating expense as a percentage of average invested assets was 3.74%, 3.35% and 1.13% during the years, respectively. In both categories the 2004 and 2003 amount exceeds our limitation on operating expenses as outlined in our Declaration of Trust. Our trustees have agreed to make an exception in 2004 and 2003 on the limitation, which is 25% and 2% respectively, after reviewing the nature of the increase in expenses, primarily the significant foreclosure losses.

     Net income was approximately $9,466,000, $8,589,000 and $7,376,000 for the three years, respectively, 10%, 16% and 54% increases. The smaller increases in 2004 and 2003 was a result of loan losses realized and reserves recognized, and the increase in 2002 was due to the purchase of additional income producing assets. Earnings per share were $1.34, $1.47 and $1.81, respectively.

      Fluctuations in earnings are a function of the relationships between the use of our credit facility, the amount of uninvested assets (amounts earned but not received during the periods and cash balances), changes in the average coupon of our portfolio as we add mortgage investments, loan losses and default rates experienced between comparable periods, and the rate at which we raise money.

     Our average daily outstanding balance on our line of credit during the comparable years was approximately $2,390,000, $2,996,000 and $1,438,000, respectively. Use of leverage can have a positive impact on earnings because our cost of funds on leveraged dollars (weighted average interest paid of 4.86%, 4.88% and 5.44%, respectively) is lower than the rate at which we are earning on the mortgage investments we purchase with those dollars (a yield of 13.24%, 12.44% and 13.04%, respectively). Also, when comparing leverage dollars to net proceeds, we are at an advantage when we buy loans with borrowed funds. Each dollar borrowed on our line of credit netted us approximately $0.925 to invest in 2004 compared to $0.87 on each dollar from offering proceeds.

     In addition, during 2004 and 2003 we carried higher cash balances in the bank. The average daily cash balance was approximately $4,518,000 and $4,758,000 compared to $405,000 during 2002. Gross proceeds from the sale of shares were used to buy suitable investments or to pay down our credit facility, but if our line of credit had no outstanding balance or if not enough suitable investments were available, the cash was deposited in a money market or money fund account and earned between 1% and 2%, while at the same time we paid a 8.60% dividend on those funds. Higher cash balances in the bank had a negative impact on earnings.

     Average interest receivable outstanding increased by 16%, 80% and 56%, respectively. Interest receivable is interest earned on our investments but not immediately paid to us by borrowers or by loan servicing agents. The timing between making investments and receiving interest income had a negative impact on earnings because the funds were not available to invest in income producing assets. Finally, loans that were in default and thus not producing interest income had a negative impact on earnings.

     Twenty-nine of 554 residential mortgages and contracts for deed were covered by a recourse agreement between South Central Mortgage, Inc. ("SCMI"), an affiliate. SCMI has agreed that if any residential mortgage or contract for deed we acquire has had less than 12 payments made on it defaults in making any payment or other obligation thereon during the period ending before the 12th payment after we bought that Residential Mortgage or Contract for Deed, then SCMI shall buy that mortgage investment from us or our assignee at a price equal to the total unpaid principal balance due thereon, plus accrued interest to the date of the purchase, plus insurance premiums, taxes and any other amounts that we spent in the maintenance, protection or defense of our interest therein or in the real property, including reasonable attorneys' fees. SCMI may satisfy its obligations under the foregoing purchase or repurchase requirement by either:

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

    We began 2004, 2003 and 2002 with 72, 78 and 54 residential mortgage and contracts for deed defaulted and foreclosed an additional 50, 83 and 67 loans during the respective years. We sold 98, 89 and 43, respectively leaving 24, 72 and 78 foreclosed properties at the end of 2004, 2003 and 2002, respectively. The first interim mortgages defaulted and foreclosed in 2003 when we foreclosed 25 properties. In 2004 we foreclosed 19 additional properties and sold 21 leaving 23 interim foreclosures at year end. Defaults as a percentage of total income producing properties at respective year ends 3.20%, 4.22% and 4.17%, respectively.

     We purchase mortgage investments that generate interest income to us. From the interest income received, we pay trust administration fees and other expenses and distribute a minimum of 90% of the net income to our shareholders as dividends. The loans we purchase have various fixed rates of interest. We endeavor to blend interest rates from lower-yield, long-term mortgage loans, which we refer to as residential mortgages and contracts for deed (at year end 11.73%, 11.74% and 11.82% blended rates, respectively), with higher yield interim mortgages (at year end a blended rate of 13.45%, 13.12% and 13.77%, respectively) and the UDF line-of-credit (between 12% and 15%) to produce our targeted net yield for our shareholders. Until 2001 our portfolio balance was weighted heavily toward lower-yield, long-term loans (84%). To mitigate the lower-yield and higher percentage of loss of interest income from defaulted long-term loans in a portfolio that was becoming weighted toward non-recoursed status as it aged (recourse is in effect for the first 12 payments of recoursed long-term loans), we began expanding the percentage of our portfolio placed in higher yield interim loans. Beginning in 2003, we began to make loans to UDF. Those loans, which are secured by UDF's interest in mortgages and equity participations that it receives from its developer borrowers, also carry a higher interest rate than long-term mortgage loans. We intend to continue investing in interim mortgages and secured loans to UDF and other affiliated partnerships to real estate developers almost exclusively.

     Funds invested in residential mortgages and contracts for deed in 2004 and 2003 decreased by 44% and 15%, respectively and increased by less than 1% in 2002. The significant decrease is 2004 is a result of the securitization of certain loans that were sold to a third party. The decrease in 2003 was due to prepaid loans. Our interim mortgage portfolio grew approximately 4%, 48% and 180% between years, respectively. Our investment in UDF began in 2003 and then increased by 371% in 2004.

    Below is a chart comparing our four loan categories, which shows the growth trends during the past three years. Our Trustees and Advisor have determined that we will continue to shift to a portfolio weighted to interim mortgages and loans to UDF for a number of reasons, the most compelling of which are: 1) to date they have had less risk and as a result we have not experienced as significant losses due to default, because all of the loans are subject to limited or full recourse, and 2) blended yields have been higher than those of the other mortgage investments which will lead to potentially higher earnings.

                        2004            2003           2002
                     -----------    -----------     ----------
RESIDENTIAL MORTGAGES   $18,221,000    $28,487,000    $28,555,000
Percentage increase
  over prior year           (36%)         (1%)             4%

CONTRACTS FOR DEED         $396,000     $4,638,000    $11,285,000
Percentage increase
  over prior year           (91%)        (59%)            (7%)

INTERIM MORTGAGES       $75,773,000    $72,811,000    $49,136,000
Percentage increase
  over prior year             4%          48%            180%

Line-of-credit (UDF)    $28,722,000     $6,093,000        --
receivable affiliate
over prior year             371%         100%

     It may be useful to also see how each category compares as a percentage of the portfolio.

                        2004    2003    2002
                        ----    ----    ----
RESIDENTIAL MORTGAGES      15%     25%     32%
CONTRACTS FOR DEED          0%      4%     13%
INTERIM MORTGAGES          62%     65%     55%
Line-of-credit (UDF)       23%      6%     --


     Distributions per share of beneficial interest for the years ended December 31, 2004, 2003 and 2002 were $1.72, $1.84 and $2.00 per share, respectively, on earnings of $1.34, $1.47 and $1.81, respectively. Distributions declared by our Trustees during both comparable periods were at a 8.6%, 9.2% and 10% annualized rate of return for our shareholders. We are under no obligation to pay dividends at that same rate and from time to time the rate at which we pay dividends may be adjusted.

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

     MORTGAGE INVESTMENT LOSS RESERVES

     Through 2002 we had not established mortgage investment loss reserves because we believed our exposure to losses at that date was nominal based on our historical experience. Mortgage investment losses are estimated to be the difference between the outstanding loan balance at the time of foreclosure less any value to be realized from the disposition of the underlying collateral. We annually adjust to current market value the foreclosed collateral and anticipated foreclosures from loans we will hold and the difference between the estimated market value and the outstanding loan balance creates a mortgage investment loss reserve. During 2002 we realized an insignificant loss on the disposition of foreclosed properties. During 2004 and 2003 we experienced significant mortgage investment losses as we aggressively pursued the sale of non-income producing investments. These properties were sold at a discount of 43% and 38% in 2004 and 2003. Additionally, at the end of the fourth quarter of 2004 we recorded a mortgage investment loss reserve of $921,500 compared to $350,000 in 2003. We will continue to reserve for mortgage investment losses during 2005 by reviewing our portfolio and estimating the proceeds from the sale of foreclosed properties based on management's best estimate. In addition we will continue to reserve loss reserves during 2005 at a rate of 1% of the balance of each interim mortgage loan acquired and assume that we will experience losses on approximately one residential mortgage per month at $0.40 loss rate per dollar.

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

Securities and Exchange Commission order of effectiveness was dated October 27, 2003. On December 17, 2003 we filed a registration statement to register 1,078,309 shares on Form S-11 in order to address a contingent liability for rescission in the approximate amount of $22 million plus interest and less dividends paid to those persons who purchased our shares between May 1, 2002 and October 31, 2002. The offer commenced on December 29, 2003 and concluded on January 28, 2004. Twenty shareholders representing 0.4% of the outstanding shares accepted the offer, which represented 29,952 shares.

     The rescission offer was intended to address federal and state compliance issues by allowing holders of shares covered by the rescission offer to sell those shares back to us and to reduce our contingent liability with respect to those shares. In each state where the offer was made, the right to sue is lost except, with respect to Texas, the right is not lost if a purchaser rejected in writing the offer and expressly reserved the right to sue. No such reservations were received by us. Further, the statute of limitations for noncompliance with the requirement to register securities under the Securities Act of 1933, as amended (the "Securities Act") is one year, while under the various state securities laws in which the rescission offer was made, the statute of limitation ranges from one to four years from the date of the transaction. The periods set forth in the statutes of limitations provided for in the Securities Act and in most of the states in which the offer was made have expired.

     Notwithstanding the foregoing, the rescission offer does not necessarily relieve us of our contingent liability for fines or penalties under state securities laws or for civil liability that arises as a result of having failed to make the rescission offer in compliance with applicable laws and rules, but no claims have been made to date, and no potential reserves for such have been recorded.

ANNUAL VALUATION

     The Board of Trustees has valued our shares at $20 per share based on their business judgment regarding the value of the shares with reference to our book value, our operations to date and general market and economic conditions and no reserves for such have been recorded.


                    LIQUIDITY AND CAPITAL RESOURCES FOR
           FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

     We use funds made available on our bank line of credit and repayment of principal on our mortgage investments to purchase mortgage investments. In addition, until October 2003 we used funds made available from the sale of shares. We do not have commitments to purchase any mortgage investments but rather purchase them, as funds are available. (Dollars are approximate.)

                                            YEARS ENDED DECEMBER 31,
                                        2004          2003           2002
                                   --------------------------------------------
Shares issued                          211,752      2,525,499      1,643,377
Number of new shareholders                 --             989            628
Shares repurchased ("SRP")            (199,541)      (323,717)       (80,002)
Gross offering proceeds            $ 4,200,406    $50,510,000    $32,912,000
Net offering proceeds (after
  deduction of selling
  commissions and fees)            $ 4,200,406    $44,267,000    $25,575,000
Share repurchase payments          ($3,890,000)   ($6,460,000)   ($1,583,000)
Principal receipts from
  Residential Mortgages and
  Contracts for Deed               $ 6,045,000    $ 8,421,000     $4,564,000
Principal receipts from
  Interim Mortgages                $74,032,000    $76,241,000    $32,118,000
Net borrowing - credit line        $12,030,000    $(6,245,000)    $5,435,000

     On June 4, 2001 the SEC issued its order of effectiveness for the sale of an additional 5,750,000 shares of beneficial interest over and above an original registration of 2,500,000 shares. Of the new shares offered for sale, 750,000 were set aside for our Dividend Reinvestment Plan. On October 22, 2003, in accordance with the undertakings given in our registration statement on Form S-11 filed on March 5, 2001 (Registration No. 333-56520, which became effective on June 4, 2001) we filed Post Effective Amendment No.6 deregistering 745,403 shares. The Securities and Exchange Commission order of effectiveness was dated October 27, 2003, ending our offering. On November, 14, 2003 we filed an S-3 registration with the SEC to register 511,000 shares of beneficial interest issuable under our Reinvestment Plan. On December 5, 2003 we filed a report on Form 8-K with the SEC describing our Share Repurchase Program which is intended to provide our shareholders with limited liquidity.

     The aggregate number of shares issued as of December 31, 2004 was 7,683,050, with 642,307 retired to treasury, (29,952 have been rescinded and are no longer included in issued) leaving 7,040,743 outstanding, representing gross proceeds of approximately $153,382,000. No commissions were paid after 2003. Shares issued under our Dividend Reinvestment Plan are sold without commissions.

     The aggregate number of shares issued by us during our initial and subsequent offerings as of December 31, 2003, was 7,470,872, with 442,766 leaving 7,028,106 shares outstanding. Gross offering proceeds were approximately $149,821,000. The gross offering proceeds were allocated as follows, shown as dollars and as a percentage of gross offering proceeds: net offering proceeds to us of approximately $130,615,000 (87.18%); commissions and fees paid to participating NASD dealers of approximately $14,460,000 (9.65%); wholesaling and marketing fees paid to the Advisor of $1,903,000 (1.27%) and acquisition fees to the Advisor of $2,842,000 (1.90%).

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

     We utilized bank lines-of-credit to acquire and warehouse mortgage investments as they become available. Effective July 11, 2004 the Company's line-of-credit payable was extended for twelve months and modified setting the new borrowing limit to $6,500,000. The line-of-credit payable was collateralized by certain residential mortgages. Interest on the outstanding balance accrues at prime plus 0.5% per annum. The outstanding balance of the line-of-credit was reduced as we received loan principal receipts. The balance on the line of credit was $1,530,000 at year end 2004, zero at year end 2003 and $6,245,000 at year end 2002.

     On November 8, 2004 with trustee approval we entered into a three year loan agreement to replace the $6,500,000 line-of-credit with a $15 million revolving credit facility with another bank. The line-of-credit payable was collateralized by certain interim mortgages. Interest on the outstanding balance accrues at prime plus 0.5% per annum. The outstanding balance on the line-of-credit was $10,500,000 at year end 2004.

     Under the terms of our Declaration of Trust we may borrow an amount up to 50% of our Net Assets (total assets less liabilities). The percentage outstanding at the end of the comparable years was approximately 10.4%, zero and 7.5% of Net Assets, respectively. We intend to continue to utilize our line of credit and may increase the maximum borrowings if our funding needs rapidly increase. We used our lines of credit extensively in the last quarter of 2004 as our excess cash was rapidly invested, and in the first half of 2003 before we raised money at an accelerated rate through the sale of our shares in the second half of 2003 and did not use our credit facility.

     As of December 31, 2004, we had purchased in the aggregate approximately $289,370,000 of interim mortgages from various sources, and $56,627,000 aggregate invested with UDF. We funded approximately $77,449,000 of interim mortgages and $48,856,000 of UDF in 2004, $99,800,000 and $7,771,000,
respectively in 2003 and $64,000,000 of interim mortgages in 2002. The following table sets forth, as a percentage of the whole, the amount funded with affiliates during 2004, 2003 and 2002.

Affiliated Company             2004     2003     2002
---------------------          ----     ----     ----
Capital Reserve Corp.           2%       13%       41%
Ready America Funding          26%       23%       18%
REO Property Company            1%        2%        0%
Ready Mortgage Corp.            1%       13%       15%
South Central Mortgage          0%        0%        1%
UMTH Lending                   18%        7%        0%
Line-of-credit (UDF)           52%       17%        0%

Outstanding balances for interim mortgages at December 31, 2004, 2003 and 2002 purchased from affiliates were:

Affiliated Company                 2004           2003             2002
---------------------          -----------     -----------     -----------
Capital Reserve Corp.          $ 4,793,000     $ 9,194,000     $19,209,000
Ready America Funding          $25,011,000     $14,565,000     $ 9,424,000
REO Property Company           $ 1,910,000     $ 1,735,000         --
Ready Mortgage Corp.           $ 2,338,000     $ 6,346,000     $ 6,091,000
South Central Mortgage         $   150,000     $   306,000     $   929,000
UMTH Lending                   $11,399,000     $13,713,000         --
Line-of-credit (UDF)           $28,722,000     $ 6,093,000         --


     Residential mortgages and contacts for deed have been purchased from various sources. At December 31, 2004, of the $53,500,000 purchased, approximately $18,000,000 has been purchased from SCMI, an Affiliate.

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

Below is a chart listing fees paid to affiliates in the past three years:

Type of Fee                    Payee          2004          2003        2002
------------------------    ----------     ----------    ----------  ----------
Trust Management Fees       UMTA          $945,000      $  730,000    $445,000
Acquisition Fees            UMTA               --       $1,248,000    $829,000
Marketing and Wholesaling
  Allowance                 UMTA               --       $  932,000    $641,000
Bayview Securitization Fee  UMTA          $188,000         --           --
Stock Options               UMTA               --           --           --
Loan Servicing Fees         PSC           $109,000      $  146,000    $197,000
Property Management Fees    REOPC         $ 23,000      $   26,000      --
------------------------------------------------------------------------------

OFF BALANCE SHEET TRANSACTIONS

     We have recently started using off balance sheet securitization of our mortgage investments as a means of providing funding. We receive the proceeds from third party investors for securities issued from our securitization vehicles which are collateralized by transferred mortgage investments from our portfolio.

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

      The Securities evidence the entire beneficial ownership interest in a Trust Fund created under the Trust Agreement, which consists of a pool of performing first lien residential mortgage loans (the 'Mortgage Loans') with an aggregate principal balance of $12,593,587 as of April 13, 2004. United

Mortgage Trust transferred the Mortgage Loans to the Seller as a capital contribution and the Seller sold the Mortgage Loans to the Depositor pursuant to a Mortgage Loan Sale Agreement dated as of April 1, 2004. The Mortgage Loan Sale Agreement includes a right on the part of the Depositor to require the Seller to repurchase certain Mortgage Loans upon the Seller's breach of a representation or warranty with respect to certain characteristics of the Mortgage Loans. United Mortgage Trust has agreed to guarantee the obligations of the Seller under the Mortgage Loan Sale Agreement, including the obligation of the Seller to repurchase Mortgage Loans as to which the Seller has breached a representation or warranty. The Class B Certificates give the Depositor the right to receive all remaining monthly interest after all payments due on the Class A Notes and all principal and interest on the Mortgage Loans after retirement of the Class A Notes. The Class B certificates were retained by the Depositor.

     Simultaneously with the Depositor's conveyance of the Mortgage Loans to the Trustee and pursuant to the terms of a Servicing Rights Transfer Agreement dated as of April 1, 2004 by and between Prospect Service Corp., as owner of the servicing rights to the Mortgage Loans, and Bayview, United Mortgage Trust transferred the servicing rights to the Mortgage Loans to Bayview.

     The purpose for the securitization was to 1) increase the yield on the residential mortgages and 2) free up cash to invest in interim mortgages and UDF.

OFF BALANCE SHEET TRANSACTION - SUBSEQUENT EVENT

     On January 28, 2005, United Mortgage Trust and two of its wholly-owned subsidiaries, UMT LT Trust as the "Seller" and UMT Funding Trust as the "Depositor," both Maryland real estate investment trusts, simultaneously entered into agreements described below for the securitization of $9,700,797.12 principal amount of United Mortgage Trust mortgage loans through the private issuance of $ 7,275,598 in 9.25% Class A Notes ("Notes"). The Notes, together with $2,425,199 in Class B Certificates (the "Certificates"), collectively referred to as the "Securities" were issued by Wachovia Bank as Trustee pursuant to a Trust Agreement dated as of January 1, 2005 between the Bank and the Depositor. The Class A Notes were then sold by the Depositor to Bayview Financial, L.P. ("Bayview"), pursuant to a Purchase Agreement dated as of January 26, 2005 (the "Note Purchase Agreement") between Bayview, the Depositor and United Mortgage Trust. The Notes were sold pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.

     The Securities evidence the entire beneficial ownership interest in a Trust Fund created under the Trust Agreement, which consists of a pool of performing first lien residential mortgage loans and contracts for deed (the "Mortgage Loans") with an aggregate principal balance of $9,700,797.12 as of January 1, 2005. United Mortgage Trust transferred the Mortgage Loans (excluding the servicing rights) to the Seller as a capital contribution and the Seller sold the Mortgage Loans to the Depositor pursuant to a Mortgage Loan Sale Agreement dated as of January 1, 2005. The Mortgage Loan Sale Agreement includes a right on the part of the Depositor to require the Seller to repurchase certain Mortgage Loans upon the Seller's breach of a representation or warranty with respect to certain characteristics of the Mortgage Loans. United Mortgage Trust has agreed to guarantee the obligations of the Seller under the Mortgage Loan Sale Agreement, including the obligation of the Seller to repurchase Mortgage Loans as to which the Seller has breached a representation or warranty. The Class B Certificates give the Depositor the right to receipt all remaining monthly interest after all payments due on the Class A Notes and all principal and interest on the Mortgage Loans after retirement of the Class A Notes. The Class B Certificates will be retained by the Depositor.

     Simultaneously with the Depositor's conveyance of the Mortgage Loans to the Trustee and pursuant to the terms of a Servicing Rights Transfer Agreement dated as of January 1, 2005 United Mortgage Trust, as owner of the servicing rights to the Mortgage Loans, transferred the servicing rights to the Mortgage Loans to Bayview and, pursuant to a SubServicing Agreement dated as of January 1, 2005 Prospect Service Corp agreed with Bayview to act as sub-servicer of the Mortgage Loans.

DISCLOSURE OF CONTRACTURAL OBLIGATIONS

     The table below represents our obligations and commitments to make future payments under debt obligations, maintenance contracts and lease agreements as of December 31, 2004.

Payments due by period:
-----------------------------------------------------------------------------
Total              < 1 year     1-3 years   3-5 years   > 5 years

Line of credit     $1,530,000   $10,500,000   --           --

At December 31, 2004 the outstanding balance on our lines-of-credit was $12,030,000.

DIVIDENDS DECLARED AND DISTRIBUTIONS MADE

     During the year ended December 31, 2004, we declared dividends and made distributions on a monthly basis as shown below. Although last year we declared distributions at a rate of 8.6% and 9.2% the year before, we are under no obligation to continue to do so.

                                     For the Years Ended
                                         December 31,
                                    2004     2003     2002
                                  -------  -------  --------
Monthly distribution rate         $0.1433  $0.1533  $0.1667
Total distribution per share      $1.72    $1.84    $2.00
Amount in excess
  of earnings per share           $0.38    $0.37    $0.19

MERGER PROPOSAL

     In November 2003, we received a merger proposal from an entity organized by persons that include officers and owners of the Company and its advisor. The proposal by UMT Holdings, L.P. ("UMTH") a Delaware limited partnership and real estate finance company based in Dallas, Texas, provides that we would be merged into UMTH. As currently proposed, each holder of our shares of beneficial interest at the time of the closing of the merger would receive a 10-year Class A Debenture having an original principal amount of $20 for each share owned by such holder and an annual interest rate of 8.5%, which interest shall be payable monthly. The proposal contains other terms and may be amended or modified at any time.

      In response to the proposal, our Board of Trustees formed a special committee comprised of Richard D. O'Connor, Jr., Paul R. Guernsey and Douglas R. Evans, each an independent and disinterested trustee. The special committee retained legal and financial experts to assist it in evaluating the proposal. The special committee has been negotiating the final terms of any transaction with UMTH on behalf of the Company and evaluating the fairness of the terms to our shareholders who are not affiliated with UMTH. At the conclusion of its negotiations and deliberations, the special committee will make a recommendation to the full Board of Trustees with respect to the transaction. In addition, the special committee may entertain other unsolicited inquiries from any other parties interested in the possible acquisition of our outstanding shares of beneficial interest and, as appropriate, provide information, enter into discussions and negotiate with such parties in connection with any such inquiries. As of the date of this report there have been no inquiries from other sources.

      UMTH's proposal is contingent upon, among other things, (i) the negotiation, execution and delivery of a definitive agreement, (ii) approval of the transaction by the special committee, the Company's full Board of Trustees and the Company's shareholders, (iii) the special committee's receipt of a fairness opinion from its financial advisor,
(iv) the effectiveness of a registration statement with the Securities and Exchange Commission to permit the submission of the merger to a vote of the Company's shareholders and to register the notes, (v) applicable regulatory approvals, (vi) obtaining any necessary third-party consents or waivers, and (vii) certain other conditions.

      There can be no assurance that a definitive merger agreement will be executed and delivered, or that UMTH's proposed transaction will be consummated. The proposed transaction may only be completed in accordance with the applicable state and federal laws, including the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

     Based upon the status of negotiations and discussions with UMTH, we believe that it is likely that the independent committee will recommend the merger and that the agreement will be announced in the second quarter of 2005.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Our dividend can fluctuate because it is based on earnings.

     As reflected on our financial statements, since 1999 our distributions have exceeded our earnings with the result that a portion of the distributions to shareholders represented a return of capital. Our Trustees determined that we would not pay dividends in excess of earnings from 2003 forward, we did not do so in 2004 and 2003 as we aggressively sold foreclosed properties. We sold those properties for $0.57 and $0.61 on the dollar; the loss is recorded as an expense and thus reduced our earnings. We reserved an additional $921,500 for loan losses at year end as we have several REO properties yet to sell and for management's best estimate of losses from loans outstanding as of December 31, 2004. We will continue to reserve for loan losses as necessary. Our trustees will make the determination regarding distributions in 2005 based on 2004 earnings and projected earnings in 2005.

Our investments are subject to a higher risk of default than conventional mortgage loans.

     Most, if not all, of the residential mortgages, contracts for deed and interim mortgages that we purchase, including our loans to UDF, are not insured or guaranteed by a federally owned or guaranteed mortgage agency. Also, most of our loans involve borrowers who do not satisfy all of the income ratios, credit record criteria, loan-to-value ratios, employment histories and liquidity requirements of conventional mortgage financing. Accordingly, the risk of default by the borrower in those "non-conforming loans" is higher than the risk of default in loans made to persons who qualify for conventional mortgage financing. In addition, our loans to UDF are secured by UDF's interest in mortgages and equity participations that it has obtained to secure its loans to real estate developers. Some of those mortgages are junior mortgages. Accordingly, we face the risk of loss due to defaults by the real estate developers and the potential inability to recover the outstanding loan balance on foreclosure of our security interests.

We purchase mortgage investments from our affiliates as well as from other sources.

     While we acquire our mortgage investments from several sources, many are acquired from Affiliates of the Advisor. Due to the affiliation between the Advisor and those entities and the fact that those entities may make a profit on the sale of mortgage investments to us, the Advisor has a conflict of interest in determining if mortgage investments should be purchased from affiliated or unaffiliated third parties. We have recently increased the level of investments acquired from affiliates in the form of our $30 million line of credit to UDF to fund real estate development loans. Accordingly our exposure to affiliated party investments has increased significantly.

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

     The results of our operations depend on, among other things, the level of net interest income generated by our mortgage investments, the market value of those mortgage investments and the supply of and demand for those mortgage investments. Our net interest income varies as a result of changes in interest rates, borrowing costs and prepayment rates, the behavior of which involve various risks and uncertainties as set forth below. Interest rates, borrowing costs and credit losses depend upon the nature and terms of the mortgage investments, the geographic location of the properties securing the mortgage investments, employment conditions, conditions in financial markets, the fiscal and monetary policies of the United States government and the Board of Governors of the Federal Reserve System, international economic and financial conditions, competition and other factors, none of which can be predicted with any certainty.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We may be exposed to interest rate changes primarily as a result of annual renewals of our bank line of credit. During the negotiations for our $15 million credit facility, the interest rate was negotiated. A higher interest rate may have a negative impact on earnings, but we do not anticipate a significant increase during 2005.

     We have no long-term borrowings.

ITEM 8. FINANCIAL STATEMENTS.


                                UNITED MORTGAGE TRUST

                             INDEX TO FINANCIAL STATEMENTS


                                                                       Page

Management's Report on Internal Control over Financial Reporting        34

Report of Independent Registered Public Accounting Firm on Internal
     Control over Financial Reporting                                   35

Report of Independent Registered Public Accounting Firm                 37

Consolidated Balance Sheets as of December 31, 2004 and 2003            38

Consolidated Statements of Income for the
     Years Ended December 31, 2004, 2003 and 2002                       39

Consolidated Statements of Changes in Shareholders' Equity
     for the Years Ended December 31, 2004, 2003 and 2002               40

Consolidated Statements of Cash Flows for the
     Years Ended December 31, 2004, 2003 and 2002                       41

Notes to Consolidated Financial Statements                              42

     MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and Board of Trustees regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

     Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 and this assessment identified material weaknesses in the Company's internal control. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements may not be detected.

     Our first weakness is that we do not have sufficient staff to segregate duties and therefore must rely on the integrity of our president, who also functions as chief accounting officer to ensure that the Company's assets are not misappropriated. Second, we lack written policies and procedures which could result in a lack of control over financial reporting. In addition, our Advisor lacks personnel with significant accounting and financial reporting knowledge and experience, which could result in inappropriate accounting and financial reporting. Last, we did not properly analyze and record loan loss reserves, which could result in understated reserves throughout the year.

     In making this assessment management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on management's assessment, management concluded that, as of December 31, 2004, the Company's internal control over financial reporting was not effective based on those criteria.

     Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by Whitley Penn, the independent registered public accounting firm who also audited the Company's consolidated financial statements. Whitley Penn's attestation report on management's assessment of the Company's internal control over financial reporting appears on page 35 hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING


To the Board of Trustees and Shareholders of United Mortgage Trust

We have audited management's assessment, included in the accompanying Management's Report on Internal Controls Over Financial Reporting, that United Mortgage Trust did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of control weaknesses discussed below, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). United Mortgage Trust's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and trustees of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment as of December 31, 2004:

-The Company lacked segregation of duties, primarily a result of the Advisor having one individual serving the Company, which could result in misappropriation of assets.

-The Company did not have documented policies and procedures for aspects of financial reporting, which could result in a lack of internal control over financial reporting.

-The Company does not have personnel with significant accounting and financial reporting knowledge and experience, which could result in inappropriate accounting and financial reporting.

-The Company did not properly analyze and record loan loss reserves, which could result in understated reserves throughout the year.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated February 25, 2005 on those consolidated financial statements.

In our opinion, management's assessment that United Mortgage Trust did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, United Mortgage Trust has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.


                                                  /s/ Whitley Penn

Dallas, Texas
February 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Trustees and Shareholders of United Mortgage Trust

We have audited the accompanying consolidated balance sheets of United Mortgage Trust as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Mortgage Trust at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of Public Company Accounting Oversight Board (United States), the effectiveness of United Mortgage Trust internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2005 expressed an unqualified opinion on management's assessment and an adverse opinion on the effectiveness of internal control over financial reporting.


					/s/ Whitley Penn

Dallas, Texas
February 25, 2005

                        UNITED MORTGAGE TRUST
                      CONSOLIDATED BALANCE SHEETS


                                                    December 31,
                                           2004                    2003
			                   ----------------------------
ASSETS

Cash and Cash Equivalents                  $  1,331,798     $  4,199,455

Mortgage investments:
  Residential mortgages
    and contracts for deed                      --            29,780,352
  Investment in trust receivables            17,749,231           --
  Residential mortgages and contracts
    for deed foreclosed                         867,591        3,346,004
  Interim mortgages                          73,747,536       71,547,192
  Interim mortgages foreclosed                2,025,830        1,263,350
  Reserve for loan losses                      (921,500)        (350,000)
                                            -----------      -----------
Total mortgage investments, net              93,468,688      105,586,898

Line-of-credit receivable, affiliate         28,721,639        6,093,493
Accrued interest receivable                     630,531          628,975
Accrued interest receivable, affiliate        3,375,970        2,824,849
Receivable from affiliate                       379,298           59,117
Equipment, less accumulated depreciation
  of $8,156 and $4,612, respectively             17,700           21,245
Other assets                                  1,272,637          911,786
                                           ------------     ------------
Total Assets                               $129,198,261     $120,325,818
                                           ------------     ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Line-of-credit, payable                  $ 12,030,000     $     --
  Distributions payable                         937,846        1,071,000
  Accounts payable and accrued
    liabilities                                  75,098          152,175
  Amounts due for redemption of
    beneficial interest                           --             611,970
                                            -----------     ------------
Total Liabilities                            13,042,944        1,835,145
                                            -----------     ------------

Commitments and contingencies                    --               --

Shareholders' equity:
  Shares of beneficial interest; $.01 par
    value; 100,000,000 shares authorized;
    7,683,050 and 7,470,872 shares
    issued; 7,040,743 and 7,028,106
    outstanding, respectively                    76,831           74,708
  Additional paid-in capital                134,750,434      130,539,921
  Advisor's reimbursement                       397,588          397,588
  Cumulative distributions in excess
    of earnings                              (6,386,352)      (3,728,496)
                                            -----------     ------------
                                            128,838,501      127,283,721
  Less treasury stock, 642,307 and
     442,766 shares, respectively,
     at cost                                (12,683,184)      (8,793,048)
                                            -----------     ------------

Total Shareholders' Equity                  116,155,317      118,490,673
                                           ------------     ------------
Total Liabilities and Shareholders'
  Equity                                   $129,198,261     $120,325,818
                                           ------------     ------------

See accompanying notes to consolidated financial statements.

                            UNITED MORTGAGE TRUST
                       CONSOLIDATED STATEMENTS OF INCOME
                                            Year Ended December 31,
                                        2004          2003         2002
                                     --------------------------------------
Revenues:
Interest income                      $13,889,448   $12,076,341   $8,277,742

Expenses:
  Reserve for and loss from sales
    of foreclosed properties           2,788,116     2,172,197        8,252
  Interest expense                       179,609       146,196       78,203
  Loan servicing fees                    109,245       145,904      196,661
  Trust administration fee               945,005       729,935      444,509
  General and administrative             401,465       292,990      174,218
                                     -----------    ----------   ----------
                                       4,423,440     3,487,222      901,843
                                     -----------    ----------   ----------

Net income                           $ 9,466,008   $ 8,589,119   $7,375,899
                                     ===========   ===========   ==========

Earnings per share of
  beneficial interest                      $1.34         $1.47        $1.81
                                     ===========   ===========   ==========
Weighted average shares
  outstanding                          7,051,313     5,859,639    4,083,488
                                     ===========   ===========   ==========

See accompanying notes to consolidated financial statements.

                                  UNITED MORTGAGE TRUST
                     STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         Years Ended December 31, 2004, 2003 and 2002
                                                                                     Cumulative
                                     Shares of          Additional     Advisor's   Distributions
                                 Beneficial Interest      Paid-in      Reimburse-  in Excess of     Treasury
                                 Shares      Amount       Capital        ment        Earnings        Stock          Total
                                -------------------   ------------    --------     -----------    ------------   ------------
Balance at December 31, 2001    3,332,161   $33,322    $58,352,176    $397,588      $(742,612)      $(749,990)    $57,290,484

Proceeds from shares issued       565,068     5,650      7,002,740       --            --              --           7,008,390
Purchase of treasury stock         --          --          --            --            --          (1,582,756)     (1,582,756)
Distributions ($2.00 per share)    --          --          --            --        (8,168,610)         --          (8,168,610)
Net income                         --          --          --            --         7,375,899          --           7,375,899
                                ---------   -------    -----------    --------    -----------     -----------    ------------
Balance at December 31, 2002    3,897,229    38,972     65,354,916     397,588     (1,535,323)     (2,332,746)     61,923,407

Proceeds from shares issued     2,525,499    25,255     44,241,276       --            --              --          44,266,531
Shares of beneficial interest
  released from potential
  redemption                    1,048,144    10,481     20,943,729       --            --              --          20,954,210
Purchase of treasury stock         --          --          --            --            --          (6,460,302)     (6,460,302)
Distributions ($1.84 per share)    --          --          --            --       (10,782,292)         --         (10,782,292)
Net income                         --          --          --            --         8,589,119          --           8,589,119
                                ---------   -------   ------------    --------   ------------     -----------    ------------
Balance at December 31, 2003    7,470,872    74,708    130,539,921     397,588     (3,728,496)     (8,793,048)    118,490,673

Proceeds from shares issued       211,752     2,118      4,198,288       --            --              --           4,200,406
Shares and adjustments not
  redeemed                            426         5         12,225       --            --              --              12,230
Purchase of treasury stock         --          --          --            --            --          (3,890,136)     (3,890,136)
Distributions ($1.72 per share)    --          --          --            --       (12,123,864)         --         (12,123,864)
Net income                         --          --          --            --         9,466,008          --           9,466,008
                                ---------   -------   ------------    --------   ------------    ------------    ------------
Balance at December 31, 2004    7,683,050   $76,831   $134,750,434    $397,588   $ (6,386,352)   $(12,683,184)   $116,155,317
                                =========   =======   ============    ========   ============    ============    ============

See accompanying notes to consolidated financial statements.

                             UNITED MORTGAGE TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year Ended December 31,
                                                2004          2003          2002
                                           -----------------------------------------
Cash flow from operating activities:
  Net income                               $  9,466,008   $  8,589,119   $  7,375,899
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Reserve for and loss from sales
        of foreclosed properties              2,788,116      2,172,197          8,252
      Depreciation                                3,544          1,276            520
      Net amortization of discount on
        mortgage investments                     16,136        (22,281)       (15,548)
      Changes in assets and liabilities:
        Accrued interest receivable            (552,677)    (1,536,736)      (687,728)
        Other assets                           (360,851)      (627,759)       (92,302)
        Accounts payable and accrued
          liabilities                           (77,077)      (398,705)       409,156
            Net cash provided by            ------------   -----------    -----------
            operating activities:            11,283,199      8,177,111      6,998,249
                                            ------------   -----------    -----------
Cash flow from investing activities:
  Investment in residential mortgages and
    contracts for deed                       (2,769,918)    (1,364,900)    (3,849,140)
  Principal receipts on residential
    mortgages and contracts for deed          6,044,912      5,314,398      4,563,908
  Proceeds from the sale of mortgage loans,
    securitization                            9,455,520         --             --
  Investment in interim mortgages           (77,448,678)   (99,815,148)   (63,724,041)
  Principal receipts on interim
    mortgages                                74,032,123     76,240,927     32,117,618
  Line-of-credit receivable, affiliate      (22,628,146)    (6,093,493)        --
  Receivable from affiliate                    (320,181)        50,477          6,336
  Purchase of equipment                          --             --            (21,144)
            Net cash used in investing     -------------   -----------    -----------
            activities:                     (13,634,368)   (25,667,739)   (30,906,463)
                                           -------------   -----------    -----------
Cash flow from financing activities:
  Proceeds from issuance of shares of
    beneficial interest                       4,212,636     44,266,530     28,574,571
  Net borrowings (payments) on
    lines-of-credit, payable                 12,030,000     (6,245,000)     5,435,000
  Purchase of treasury stock                 (3,890,136)    (6,460,302)    (1,582,756)
  Shares of beneficial interest redeemed       (611,970)        --             --
  Distributions                             (12,257,018)   (10,517,715)    (7,905,600)
            Net cash provided by (used in)  ------------    -----------    -----------
            financing activities:              (516,488)    21,043,513     24,521,215
                                           ------------    -----------    -----------
Net increase (decrease) in cash              (2,867,657)     3,552,885        613,001

Cash and cash equivalents at
  beginning of year                           4,199,455        646,570         33,569
                                           ------------    -----------    -----------
Cash and cash equivalents at
  end of year                              $  1,331,798   $  4,199,455    $   646,570
                                           ============    ===========   ===========
Supplemental cash flow information:
  Interest paid                            $    130,974    $   146,196   $   111,631
                                           ============    ===========   ===========

See accompanying notes to consolidated financial statements.

                               UNITED MORTGAGE TRUST
                     Notes to Consolidated Financial Statements
                                 December 31, 2004

A.  NATURE OF BUSINESS

THE COMPANY

United Mortgage Trust (the "Company") is a Maryland real estate investment trust which qualifies as a real estate investment trust (a "REIT") under federal income tax laws. The Company invests exclusively in first lien, fixed rate mortgages secured by single-family residential property throughout the United States ("Mortgage Investments") and in secured loans to affiliated partnerships that (a) originate and acquire loans for the acquisition and development of single-family home lots, which we refer to as land development loans, and (b) enter into participation agreements with single-family residential real estate developers which we refer to as equity participations. Such loans are originated by others to the Company's specifications or to specifications approved by the Company. Most, if not all, of such loans are not insured or guaranteed by a federally owned or guaranteed mortgage agency.

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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2004 and 2003, the Company had $1,331,798 and $4,199,455, respectively, investments included in cash and cash equivalents.

RESIDENTIAL MORTGAGES, CONTRACTS FOR DEED AND INTERIM MORTGAGES

Residential mortgages, contracts for deed and interim mortgages are recorded at the lower of cost or estimated net realizable value, net of discounts and including loan acquisition costs paid to the Advisor. The Mortgage Investments are collateralized by real property owned by the borrowers.

The loan acquisition fees and discounts on the notes are amortized using the effective interest method over the estimated life of the mortgages (5 and 1/2 years). The unamortized discount amounted to $327,049 and $378,938 at December 31, 2004 and 2003, respectively. The unamortized loan acquisition costs amounted to $398,888 and $466,912, respectively.

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

As of December 31, 2004, interim mortgages had an average interest rate of 13.45%, an average annual yield of 13.57%, average loan-to-value ratio of 68.44%, average unpaid principal balance of $80,000 and a remaining term of under 12 months. As of December 31, 2004, residential mortgages and contracts for deed has an average interest rate of 11.74%, average yield of 11.88%, average loan-to-value ratio of 84.97%, average unpaid principal balance of $45,000 and a remaining term of 333 months.

Generally, the Company does not retain servicing rights on its Mortgage Investments. Although it is not prohibited from doing so under the terms of its loan purchase negotiations or of its Declaration of Trust, the Company relies on various servicing sources, including affiliated companies, to service its Mortgage Investments.

INTEREST INCOME ACCRUAL

Interest income is received by the Company from its portfolio of residential mortgages, contracts for deed, interim mortgages and line-of-credit, affiliate. The Company does not receive interest income on defaulted loans that are not covered under a recourse agreement. The Company requires that interest be advanced by note sellers on all recoursed loans (loans that have active recourse agreements). The Company monitors each loan in its portfolio on a monthly basis to track pay histories and performance. On a quarterly basis it determines whether to accrue income on a given loan that is delinquent based on the borrower's performance in past periods and based on discussions with the collection staff of its loan servicer, relying on their contact with a delinquent homeowner to determine the likelihood that a borrower will continue to make the mortgage payments. The Company does not accrue income on all loans but makes a loan-by-loan determination whether to recognize interest income for the quarter. There is no assurance that the interest income recognized by the Company will be paid by a borrower thus requiring an adjustment in the following quarter thereby effectively reducing net income.

ACCOUNTING FOR AND DISPOSITION OF FORECLOSED PROPERTIES

When the Company takes possession of real estate through foreclosure it attempts to resell the property to recover all costs associated with the default, including legal fees, transaction costs, and repair expenses. Repair costs are capitalized. Upon sale of the property, a gain or loss is recorded. Net gains are taxable and, if material, are distributed to shareholders as capital gains. Losses are expensed. The Company has elected to treat property acquired through foreclosure as "foreclosure property" and has reported it as such in the Company's informational federal tax filings. In the event that a foreclosed property is sold for less than the recoursed value associated therewith, the Company realizes ss and classifies any recourse value received in excess of the Company's basis as a capital contribution. In addition, recourse amounts are paid in installments by a note seller and the recognition of the capital contribution will be at a date later than the corresponding mortgage loss is realized.

MORTGAGE INVESTMENT LOSS RESERVES

Through 2002 the Company had not established mortgage investment loss reserves because management believed its exposure to losses at that date was nominal based on historical experience. Mortgage investment losses are estimated to be the difference between the outstanding loan balance at the time of foreclosure less any value to be realized from the disposition of the underlying collateral. The Company annually adjusts to current market value the foreclosed collateral and the difference between the estimated market value and the outstanding loan balance creates a mortgage investment loss reserve. During 2002 the Company realized an insignificant loss on the disposition of foreclosed properties as well as an insignificant loss from the sale of foreclosed property in 2001. During 2004 and 2003 the Company experienced significant mortgage investment losses as management aggressively pursued the sale of non-income producing, foreclosed properties. The properties were sold at a discount of 43% and 39%, respectively. Additionally, as of December 31, 2004 and 2003, the Company had recorded mortgage investment loss reserves of $921,500 and $350,000. In addition we will continue to reserve loss reserves during 2005 at a rate of 1% of the balance of each interim mortgage loan acquired and assume that we will experience losses on approximately one residential mortgage per month at $0.40 loss rate per dollar.

EQUIPMENT

Equipment is recorded at cost and depreciated using the straight-line method over the five-year expected useful lives of the assets.
Expenditures for normal maintenance and repairs are charged to expense as incurred, and significant improvements are capitalized.

INCOME TAXES

The Company intends to continue to qualify as a REIT under the Internal
Revenue Code of 1986 the ("Code") as amended.   A REIT is generally not
subject to federal income tax on that portion of its REIT taxable income ("Taxable Income"), which is distributed to its shareholders provided that at least 90% of Taxable Income is distributed. No provision for taxes have been made in the financial statements, as the Company believes it is in compliance with the Code. Dividends paid to shareholders are considered ordinary income for income tax purposes.

EARNINGS PER SHARE

The Company has adopted Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to shareholders by the weighted average number of shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company's potential dilutive securities are not dilutive, the accompanying presentation is only of basic earnings per share.

DISTRIBUTION POLICY AND DISTRIBUTIONS DECLARED

The Company will make distributions each year (not including return of capital for federal income tax purposes) equal to at least 90% of the REIT's taxable income. Since September 1997 the Company has made monthly distributions to its shareholders and intends to continue doing so. The Trustees declare the distribution rate quarterly and make the distribution monthly for shareholders of record as of the 15th of the following month at the end of the following month. Although the Company does not intend to make distributions in excess of earnings, it has done so in each of the four years ended December 31, 2004.

SHARES OF BENEFICIAL INTEREST OPTIONS

At December 31, 2004, 2003 and 2002, the Company had shares of beneficial interest options outstanding, which are described more fully in Note D. The Company accounts for its shares of beneficial interest options under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The pro forma effect on net income if the Company had applied the fair value of recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation as of the years ended December 31, 2004, 2003 and 2002 was nominal and hence not disclosed.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS 123R, "Share-Based Payment," which is a revision of SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion 25, "Accounting for Stock Issued to Employees". SFAS 123R focuses primarily on share-based payments for employee services, requiring these payments to be recorded using a fair-value-based method. The use of APB 25's intrinsic value method of accounting for employee stock options has been eliminated. As a result, the fair value of stock options granted to employees in the future will be required to be expensed. The impact on the results of operations of the Company will be dependent on the number of options granted and the fair value of those options. FASB 123R will be effective for the Company in 2005, but historically options granted by the Company have been nominal and hence the Company does not believe this will have a significant impact on results of operations.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current year presentation.

C. LINE-OF-CREDIT PAYABLE

Effective July 11, 2004 the Company's line-of-credit payable was extended for twelve months and modified setting the new borrowing limit to $6,500,000. The line-of-credit payable was collateralized by certain residential mortgages. Interest on the outstanding balance accrues at prime plus 0.5% per annum (5.75% at December 31, 2004). The outstanding balance of the line-of-credit was reduced as we received loan principal receipts. The balance on the line of credit was $1,530,000 at year end 2004 and zero at year end 2003.

On November 8, 2004, with trustee approval, the Company entered into a three year loan agreement to replace the $6,500,000 line-of-credit with a $15 million revolving credit facility with another bank. The line-of-credit payable was collateralized by certain interim mortgages. Interest on the outstanding balance accrues at prime plus 0.5% per annum (5.75% at December 31, 2004). The outstanding balance on the line-of-credit was $10,500,000 at year end 2004.

D.  SHARES OF BENEFICIAL INTEREST OPTIONS

For each year in which an Independent Trustee of the Company serves, the Trustee receives 5-year options vested upon grant to purchase 2,500 shares of Company stock at $20 per share.

Following is a summary of the options transactions:

                                           2004      2003      2002
                                          ---------------------------
Outstanding at beginning of year           45,000   47,500   47,500
   Granted                                  7,500    7,500    7,500
   Expired                                (12,500) (10,000)  (7,500)
   Exercised                                  --      --       --
                                           ------   ------   ------
Outstanding at end of year                 40,000   45,000   47,500
                                           ------   ------   ------
Exercisable at end of year                 40,000   45,000   47,500
                                           ------   ------   ------

Exercise price per share                   $20.00   $20.00   $20.00
                                           ------   ------   ------

E.  RELATED PARTY TRANSACTIONS

1). Fees paid to the Advisor, a related party: On January 1, 2001, the Company entered into an Advisory Agreement, which has been renewed annually, with UMTA whereby the Advisor provides the Company with day-to-day management and administrative services subject to the supervision and review by the Trustees. In consideration for the services, the Company paid the Advisors a trust administration fee of $945,005, $729,935 and $444,509 for the years ended December 31, 2004, 2003 and 2002, respectively. The fee was calculated as 1/12th of 1/2 of 1% paid monthly of the first $50,000,000 of income producing assets and 1/12th of 1% of income producing assets in excess of $50,000,000, paid monthly. The terms of the Advisory Agreement calculates the Acquisition Fee (paid for sourcing suitable investments) as 3% of net offering proceeds (net offering proceeds are gross offering proceeds less commissions and marketing reallowances). No acquisition fees were paid in 2004. Acquisition fees paid in 2003 and 2002 totaled $1,248,175 and $828,729, respectively.

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

2). Rent paid and received between related parties: As of January 1, 2001 the Company's obligation under the terms of its lease agreement with SCMI was assumed by its Advisor and no rent has been paid by the Company since 2000. For the years ended December 31, 2004, 2003 and 2002, rent expenses paid by the Advisor and included as part of the trust administration fee was $22,000, $35,000 and $61,000, respectively, with offsetting sublease income in 2002 of $44,000.

3). Loan servicing fees paid to an affiliate: Under the terms of a Mortgage Servicing Agreement with PSC, the Company incurred loan servicing fees of $109,245, $145,904 and $196,661 for years 2004, 2003 and 2002, respectively. The Company does not normally retain the servicing rights to the loans it purchases, however it is not prohibited from servicing its loans.

4). Purchasing Mortgage Investments from affiliates: The Company has purchased residential mortgages and contracts for deed from SCMI. To date the aggregate amount is approximately $18,000,000. Below is a table of interim mortgages purchased from affiliates and the line-of-credit issued to an affiliate with outstanding balances of loans:

Affiliated Company                 2004           2003             2002
---------------------          -----------     -----------     -----------
Capital Reserve Corp.          $ 4,793,000     $ 9,194,000     $19,209,000
Ready America Funding          $25,011,000     $14,565,000     $ 9,424,000
REO Property Company           $ 1,910,000     $ 1,735,000         --
Ready Mortgage Corp.           $ 2,338,000     $ 6,346,000     $ 6,091,000
South Central Mortgage         $   150,000     $   306,000     $   929,000
UMTH Lending                   $11,399,000     $13,713,000         --
Line-of-credit (UDF)           $28,722,000     $ 6,093,000         --

5). Salaries and wages now paid by the Advisor: Payroll expenses, although paid by the Advisor and construed to be part of the trust administration fees in 2004, 2003 and 2002, were approximately $273,000, $305,000 and
$265,000, respectively.

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

7.) Line-of-Credit Receivable, Affiliate: On January 1, 2005, but effective September 30, 2004, the Company entered into a First Amended and Restated Secured Line of Credit Promissory Note and an Amended and Restated Security Agreement (collectively, the "Amendment") with UDF. The Amendment amended the existing revolving line of credit facility ("Loan") to extend the term an additional five years and to increase the line of credit to $30 million. The purpose of the Loan is to finance UDF's investments in real estate development projects. The Amendment has two components: the Long Term Investment portion ("LTI") and the Bridge-Loan Investment portion ("BLI").

The Loan is secured by the pledge of all of UDF's land development loans and equity investments. Those UDF loans may be first lien loans or subordinate loans. The LTI portion may not exceed $12,000,000 and bears interest at an annualized percentage rate of 15% with interest payable monthly. The BLI portion may not exceed $18,000,000 and is secured by the assignment of first lien loans made by UDF to developers for the acquisition of pre-development residential real estate. The BLI portion is additionally secured by the pledge of all of UDF's land development loans and equity investments. The BLI portion bears interest at an annualized percentage rate of 13.5% with interest payable monthly.

The Loan is subordinate to UDF Senior Debt which consists of a loan guaranty to Colonial Bank in the amount of approximately $8,750,000 and a $10,000,000 line of credit provided by Coppermark Bank.

UDF may use the Loan proceeds to finance either: (a) indebtedness associated with any real estate development project upon which Borrower has a first priority lien to the extent such indebtedness, including indebtedness financed by funds advanced hereunder and indebtedness financed by funds advanced from any other source, including without limitation Senior Debt, exceeds 85% of the appraised value of such real estate development project; or (b) indebtedness associated with any real estate development project upon which Borrower has a junior priority lien to the extent such indebtedness, including indebtedness financed by funds advanced hereunder and indebtedness financed by funds advanced from any other source, including without limitation Senior Debt, exceeds 80% of 85% of the appraised value of such real estate development project.

The Amendment represents a further increase in the Company's loans to UDF and in the land development loans made or to be made by UDF representing approximately 25% of the Company's entire portfolio. The Company's Trustees have approved this change in the Company's investment policy represented by the increase in the Loan based upon the changed interest rate environment which has resulted in lower yields from the Company's traditional mortgage investments as well as experience to date with loans made to UDF.

The Company monitors the line-of-credit for collectibility on a continuing basis based on the affiliate's payment history. No valuation allowance or charge to earnings was recorded for the years ended December 31, 2004 and 2003 based on the Company's evaluation. Outstanding balances were $28,721,639 and $6,093,493 at year end 2004 and 2003.

F. MERGER PROPOSAL

In November 2003, the Company received a merger proposal from an entity organized by persons that include officers and owners of the Company and its advisor. The proposal by UMT Holdings, LP, a Delaware limited partnership and real estate finance company based in Dallas, Texas ("UMTH"), provides that the Company would be merged into UMTH. As currently proposed, each holder of the Company's shares of beneficial interest at the time of the closing of the merger would receive Class A Debenture having an original principal amount of $20 for each share owned by such holder and an annual interest rate of 8.5%, which interest shall be payable monthly. The proposal contains other terms and may be amended or modified at any time.

In response to the proposal, the Company's Board of Trustees formed a special committee comprised of Richard D. O'Connor, Jr., Paul R. Guernsey and Douglas R. Evans, each an independent and disinterested trustee. The special committee retained legal and financial experts to assist it in evaluating the proposal. The special committee has been charged with negotiating the final terms of any transaction with UMTH on behalf of the Company, evaluating the fairness of the terms to the Company's shareholders who are not affiliated with UMTH, and making a recommendation to the full Board of Trustees with respect to the transaction. In addition, the special committee may entertain other unsolicited inquiries from any other parties interested in the possible acquisition of the Company's outstanding shares of beneficial interest and, as appropriate, provide information, enter into discussions and negotiate with such parties in connection with any such inquiries. As of March 1, 2005, there have been no inquiries from other sources.

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

G.  COMMITMENTS AND CONTINGENCIES

CONCENTRATION OF CREDIT

Financial instruments which potentially expose the Company to concentrations of credit risk are primarily temporary cash investments, mortgage notes receivable and line-of-credit receivable, affiliate. The Company maintains deposits primarily in three financial institutions. The deposits may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation ("FDIC"). At December 31 ,2004 and 2003, the Company had balances exceeding the FDIC insurance limits by approximately $1,479,000 and $4,188,000, respectively.

The majority of all first lien mortgage notes receivable are "Sub-Prime, B, C and D Grade" notes secured by single family homes, principally in the Dallas/Fort Worth, Houston and San Antonio Metropolitan areas. The line-of-credit receivable, affiliate is monitored by the Company for collectibility, and the Company believes the amount will be fully collectable.

RIGHT OF RESCISSION

The Company faced a contingent liability to those investors who purchased shares after April 30, 2002 and until the effectiveness of the post-effective amendment No. 1 filed with the SEC on November 4, 2002 as a result of the failure to file an amendment within the time period specified. On December 17, 2003, the Company filed a registration statement to register 1,078,309 shares on Form S-11 in order to offer rescission in the approximate amount of $22 million plus interest and less dividends paid to those persons who purchased our shares between May 1, 2002 and October 31, 2002. The offer was commenced on December 29, 2003 and was concluded on January 28, 2004. Twenty shareholders, holding an aggregate of 29,952 shares, accepted the offer for repurchase.

The rescission offer was intended to address federal and state compliance issues by allowing holders of shares covered by the rescission offer to sell those shares back to the Company and to reduce its contingent liability with respect to those shares. In each state where the offer was made, the right to sue is lost except, with respect to Texas, the right is not lost if a purchaser rejected in writing the offer and expressly reserved the right to sue. No such reservations were received by the Company. Further, the statute of limitations for noncompliance with the requirement to register securities under the Securities Act of 1933, as amended (the "Securities Act") is one year, while under the various state securities laws in which the rescission offer was made, the statute of limitation ranges from one to four years from the date of the transaction. The periods set forth in the statutes of limitations provided for in the Securities Act and in most of the states in which the offer was made have expired.

Notwithstanding the foregoing, the rescission offer does not necessarily relieve the Company of its contingent liability for fines or penalties under state securities laws or for civil liability that arises as a result of having failed to make the rescission offer in compliance with applicable laws and rules, but no claims have been made to date and hence no reserve has been recorded.

H. QUARTERLY FINANCIAL DATA (UNAUDITED)

We present below selected financial data (unaudited) for the years ended December 31, 2004 and 2003:

                                              Net Income (Loss)      Weighted
                                                  Per Share       Average Shares
     2004          Revenues     Net Income      Basic/Diluted      Outstanding
--------------   -----------    -----------   -----------------   --------------
First quarter    $ 3,304,618    $ 2,655,566      $  0.38           7,039,222
Second quarter     3,190,536      2,471,506         0.35           7,064,757
Third quarter      3,404,317      2,462,450         0.35           7,049,777
Fourth quarter     3,989,977      1,876,486         0.26           7,051,494

For the year     $13,889,448   $  9,466,008      $  1.34           7,051,313

                                              Net Income (Loss)      Weighted
                                                  Per Share       Average Shares
     2003          Revenues     Net Income      Basic/Diluted      Outstanding
--------------   -----------    -----------   -----------------   --------------
First quarter    $ 2,776,386    $ 2,285,236      $  0.46           4,921,402
Second quarter     2,949,163      2,559,914         0.46           5,510,048
Third quarter      3,088,519      2,765,232         0.45           6,124,492
Fourth quarter     3,262,273        978,737         0.14           6,882,614

For the year     $12,076,341   $  8,589,119      $  1.47           5,859,639

The Company's shares are not traded on an exchange, but have been offered at $20 per share by the Company throughout 2004 and 2003.

I. Investment in Trust, Receivable

Prior to the Bayview securitization, all residential mortgages and contracts for deed were transferred to a qualified special purpose entity, wholly-owned by the Company.

J. Bayview Securitization

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

Gain or loss on the sale of the mortgage loans depends in part on the previous carrying value of the loans involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair market value at the date of transfer. To obtain fair values, quoted market prices are used if available. However, quotes were not available for the Company's retained interests, so the Company estimated fair value based on the present value of future expected cash flows using management's best estimate of the key assumptions: credit losses, prepayment speeds and discount rates commensurate with the risks involved. The Company used an expected weighted-average life of 5.5 years. Based on expected credit losses of 1.5%, prepayment speed of 18.2% and a discount rate of 11.0%, no gain or loss was recognized related to the sale of these mortgage loans as the carrying value approximated the fair value at the date of the securitization.

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

K. SUBSEQUENT EVENT
On January 28, 2005, United Mortgage Trust and two of its wholly-owned subsidiaries, UMT LT Trust as the "Seller" and UMT Funding Trust as the "Depositor," both Maryland real estate investment trusts, simultaneously entered into agreements described below for the securitization of $9,700,797.12 principal amount of United Mortgage Trust mortgage loans through the private issuance of $ 7,275,598 in 9.25% Class A Notes ("Notes"). The Notes, together with $2,425,199 in Class B Certificates (the "Certificates"), collectively referred to as the "Securities" were issued by Wachovia Bank as Trustee pursuant to a Trust Agreement dated as of January 1, 2005 between the Bank and the Depositor. The Class A Notes were then sold by the Depositor to Bayview Financial, L.P. ("Bayview"), pursuant to a Purchase Agreement dated as of January 26, 2005 (the "Note Purchase Agreement") between Bayview, the Depositor and United Mortgage Trust. The Notes were sold pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.
The Securities evidence the entire beneficial ownership interest in a Trust Fund created under the Trust Agreement, which consists of a pool of performing first lien residential mortgage loans and contracts for deed (the "Mortgage Loans") with an aggregate principal balance of $9,700,797.12 as of January 1, 2005. United Mortgage Trust transferred the Mortgage Loans (excluding the servicing rights) to the Seller as a capital contribution and the Seller sold the Mortgage Loans to the Depositor pursuant to a Mortgage Loan Sale Agreement dated as of January 1, 2005. The Mortgage Loan Sale Agreement includes a right on the part of the Depositor to require the Seller to repurchase certain Mortgage Loans upon the Seller's breach of a representation or warranty with respect to certain characteristics of the Mortgage Loans. United Mortgage Trust has agreed to guarantee the obligations of the Seller under the Mortgage Loan Sale Agreement, including the obligation of the Seller to repurchase Mortgage Loans as to which the Seller has breached a representation or warranty. The Class B Certificates give the Depositor the right to receipt all remaining monthly interest after all payments due on the Class A Notes and all principal and interest on the Mortgage Loans after retirement of the Class A Notes. The Class B Certificates will be retained by the Depositor. Simultaneously with the Depositor's conveyance of the Mortgage Loans to the Trustee and pursuant to the terms of a Servicing Rights Transfer Agreement dated as of January 1, 2005 United Mortgage Trust, as owner of the servicing rights to the Mortgage Loans, transferred the servicing rights to the Mortgage Loans to Bayview and, pursuant to a SubServicing Agreement dated as of January 1, 2005 Prospect Service Corp agreed with Bayview to act as sub-servicer of the Mortgage Loans.
United Mortgage Trust intends to use the proceeds from this securitization for general corporate purposes.
Page 54



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Trustees.

     Based on their evaluation as of December 31, 2004, the principal executive officer and principal financial officer of the Company have concluded that, due to the material weaknesses discussed in Management's Report on Internal Control Over Financial Reporting on page 34 hereof, the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management's Report On Internal Control Over Financial Reporting

     Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 and its attestation report of Whitley Penn on management's assessment of the Company's internal control over financial reporting are contained on page 35, respectively, of this report.

Change in Internal Control Over Financial Reporting

     There are no changes in the Company's control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Item 9B. Other Information.

None.

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

                      OUR TRUSTEES AND OFFICERS

     Our Trustees and officers are as follows:

     Name                          Age         Offices Held
     ------------------------      ---         ------------------------------
     Christine Griffin             52          Trustee, Chairman of the Board
                                                 and President
     Richard D. O'Connor, Jr.      50          Independent Trustee
     Paul R. Guernsey              54          Independent Trustee
     Douglas R. Evans              59          Independent Trustee
     Michele A. Cadwell            52          Trustee

     Christine Griffin has been our President and a Trustee since July 1996. Ms Griffin also serves as President of our Advisor, UMT Advisors, Inc., since its inception. In addition, since 2003 Ms. Griffin has been a limited partner of UMT Holdings, L.P. from whom the Company has received a merger proposal. From June 1995 until July 1996, Ms. Griffin served as Chief Financial Officer of SCMI, a Texas based mortgage banking firm that is an Affiliate of the Advisor and that sells Mortgages and provides mortgage servicing services to us. Her responsibilities at SCMI included day-to-day bookkeeping through financial statement preparation, mortgage warehouse lines administration, and investor communications and reporting.
 Additionally, Ms. Griffin was responsible for researching and implementing a note servicing system for SCMI and its subservicer. Before joining SCMI, Ms. Griffin was Vice President of Woodbine Petroleum, Inc., a publicly traded oil and gas company for 10 years, during which time her responsibilities included regulatory reporting, shareholder relations, and supervision. Ms. Griffin is a 1978 graduate of George Mason University, Virginia with a Bachelor of Arts degree, summa cum laude, in Politics and Government.

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

Name                           Age          Offices Held
------------------             ---          ------------------------
Todd Etter                     54           Chairman
Christine "Cricket" Griffin    52           President
Timothy J. Kopacka             45           Executive Vice President/Secretary
Melvin E. Horton, Jr.          59           Executive Vice President/Marketing

     Todd Etter has been Chairman of UMT Advisors, Inc. since its formation in 2000. He was President of Mortgage Trust Advisors, Inc., our former Advisor since 1996. Mr. Etter is 50% owner and a director of CRC. In addition, Mr. Etter, through SCMI, is a 50% owner of RAFC. Since 2003 Mr. Etter has been a limited partner of UMT Holdings, L.P. from which the Company has received a merger proposal. Since 1997, Mr. Etter has been a registered representative of First Financial United Investments Limited, which is one of our Participating Dealers for our share offerings. In 1992 he formed and since that date has served as President of SCMI. In 1982 he formed South Central Financial Group, Inc., a Dallas, Texas based investment-banking firm and continues to serve as its President. From 1980 through 1987 Mr. Etter served as a Principal of South Central Securities, a NASD member firm. During the period 1980-1992 he sourced over $37 million in capital for cable television, real estate and child care center investments. From 1974 through 1981, he was Vice President of Crawford, Etter and Associates, a residential development, marketing, finance and construction company. In total, Crawford, Etter and Associates developed over 1,000 residential lots, marketed over 800 single-family homes and constructed over 400 homes. Mr. Etter received a Bachelors of Arts degree from Michigan State University in 1972.

     Christine "Cricket" Griffin. Ms. Griffin has served as President of UMT Advisors, Inc. since its inception. For Ms. Griffin's biographical information, please see above under "Trustees and Officers".

     Timothy J. Kopacka has served as Vice-President of UMT Advisors, Inc. since its formation in 2000. In addition, since 2003 Mr. Kopacka has been a limited partner of UMT Holdings, L.P. from which the Company has received a merger proposal. Since 1996, Mr. Kopacka has served as Vice President of Mortgage Trust Advisors, Inc., the Company's former Advisor. Since 1984, he has been President of Kopacka & Associates, Inc., dba Grosse Pointe Financial, a financial advisory firm. From 1987 to 1990, he served as Vice President of Marketing and Operations for Kemper Financial Services in their retirement plans division. From 1980 to 1983, he was employed with Deloitte, Haskins & Sells, an international accounting and consulting firm. From 1983 through 1986, Mr. Kopacka was Chief Financial Officer for Federal Tax Workshops, Inc., an educational and consulting firm for CPA's. Mr. Kopacka, a Certified Public Accountant, received a Bachelors of Arts degree in Accounting and Finance from Michigan State University. He is a member of the Michigan Association of CPA's, the Hawaii Association of Public Accountants and the American Institute of CPA's.

      Melvin E. Horton, Jr. has served as a Vice President of UMT Advisors, Inc. since its inception. In addition, since 2003 Mr. Horton has been a limited partner of UMT Holdings, L.P. from which the Company has received a merger proposal. Since January 2000, Mr. Horton has been President of AML Advisors, a firm engaged in providing consulting, sales, and marketing advice to institutional and individual investors. From January 2000 to December 2003, Mr. Horton was a registered representative with IMS Securities, Inc. which was one of our Participating Dealers in our prior offering. Since January 2004, he has been a registered representative with Williams Financial Group, Inc., who was also a Participating Dealer in our prior offering. From January 1997 to January 2000 he was Senior Vice President and Managing Director of the Private Client Group of Southwest Securities, Inc. (NYSE). Mr. Horton managed The Horton Company, a Registered Investment Advisor from January 1996 to January 1997. Between August 1982 and December 1988 and between May 1992 and January 1996, he acted in sales and management positions for Salomon Smith Barney and its predecessor firms including Shearson Lehman Brothers and EF Hutton. He served as President of MBI Financial from January 1989 to May 1992. Mr. Horton received a Bachelor's degree in Accounting and Finance in 1968 from Southern Methodist University and an MBA from the Cox School at SMU in 1971.

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

     The Advisor may engage in other business activities related to real estate, mortgage investments or other investments whether similar or dissimilar to those made by us or act as advisor to any other person or entity having investment policies whether similar or dissimilar to ours (including other REITs). However, except for the allocation of investments between us and other affiliated programs as described in related party transactions except for the operations of SCMI or CRC, before the Advisor, the officers and directors of the Advisor and all persons controlled by the Advisor and its officers and directors may take advantage of an opportunity for their own account or present or recommend it to others, they are obligated to present an investment opportunity to us if (1) that opportunity is of a character which could be taken by us, (2) that opportunity is compatible with our investment objectives and policies and (3) we have the financial resources to take advantage of that opportunity. SCMI is currently in the business of purchasing, selling and servicing mortgages and CRC is currently in the business of financing home purchases and renovations by investors. SCMI and CRC will each continue in their business. However, SCMI and CRC have each agreed that, if it has any loans that it desires to sell, it will give us the right of first refusal to purchase that loan if (1) it is of a character which could be bought by us, (2) it is compatible with our investment objectives and policies and (3) we have the financial resources to purchase it.

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

COMPENSATION OF TRUSTEES

     Trustees who are not Independent Trustees do not receive any compensation for acting as Trustees. Independent Trustees are entitled to receive the greater of $1,000 per meeting or $4,000 per year. For each year in which they serve, each Independent Trustee shall also receive 5-year options to purchase 2,500 shares at an exercise price of $20 per share (not to exceed 12,500 shares per Trustee). In addition, our independent trustees have received compensation for their activities as part of the Independent Committee formed to evaluate and negotiate the proposed merger. The Independent Trustees waived their regular meeting compensation during 2004. During 2004 each of the three independent Trustees received $51,000 as Independent Committee compensation. During 2003 and 2002, the Independent Trustees each received $3,000 each and waived their rights to additional fees and each Independent Trustee who served during all of 2004, 2003 and 2002 also received 5-year stock options to purchase 2,500 shares at an exercise price of $20 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information as of March 3, 2004 by each person who is known to us to be the beneficial owner of more than 5% of our shares and the beneficial ownership of all Trustees and officers as a group as of such date.

                                        Number of           Percent
Name and Address   	                     Shares (1)          of Class
----------------                        ----------          --------
Christine Griffin (2)	                    2,500(3)            0.04%
Richard D. O'Connor, Jr. (2)            12,500(3)            0.18%
Paul R. Guernsey (2)                    12,500(3)            0.18%
Douglas R. Evans (2)                    12,500(3)            0.18%
Michele A. Cadwell (2)(5)                 --                  --
All Trustees and
Executive Officers as a
Group (5 persons)                      40,000(4)            0.57%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Capital Reserve Corp. ("CRC") is a Texas corporation that is 50% owned by Todd Etter, an officer and principal shareholder of the Advisor. CRC is in the business of financing home purchases and renovations by real estate investors. Before its merger into UMT Lending, L.P. ("UMTHL"), we purchased loans from CRC. The unpaid principal balances of the remaining loans at year end 2004 was approximately $4,793,000.

     Ready America Funding ("RAFC") is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter, who is Chairman of the Advisor. RAFC is in the business of financing interim mortgages for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors. We have and will continue to purchase loans from RAFC. The unpaid principal balances of the loans at year end 2004 was approximately $25,011,000.

     UMT Holdings, L.P. ("UMTH") is a Delaware limited partnership which is in the real estate finance business. UMTH has presented our independent trustees with a merger proposal. Christine Griffin, our President, Todd Etter and Tim Kopacka, who own 100% of our Advisor, Craig Pettit, who owns 100% of Ready Mortgage Corp., which in turn owns 50% of RAFC, Mel Horton, who is an officer of our Advisor and William Lowe, who owns 50% of CRC, are partners in UMTH. UMTH owns 100% of UMTHL, REO Property Company ("REO PC") and has a 50% carried interest in UDF through another wholly owned subsidiary, United Land Development, L.P.

     UMTH Lending, L.P. is a Delaware limited partnership owned by UMTH. UMTL is the result of a merger between CRC, RMC, SCMI and another unaffiliated company. We purchased mortgage investments from UMTHL. The unpaid principal balances of the loans at year end 2004 was approximately $11,399,000.

     REO Property Company is a Texas limited partnership owned by UMTH. Its mission is to manage and sell REO properties, including ours, for which it receives a fee. UMT has funded the purchase of REO properties from other affiliates through REO PC for which we are paid monthly interest. The unpaid principal balances of the loans at year end 2004 was approximately $1,910,000.

     Ready Mortgage Corp., ("RMC") a Texas based real estate finance company is owned by Craig Pettit, who is a partner of UMTH. Before its merger into UMT Lending, L.P. ("UMTHL"), we purchased loans from RMC. The unpaid principal balances of the remaining loans at year end 2004 was approximately $2,338,000.

     United Development Funding, L.P. ("UDF") a Nevada real estate finance company and affiliated through its ownership. Cricket Griffin, Todd Etter, Melvin Horton, Tim Kopacka and Craig Pettit are limited partners of UDF. On January 1, 2005, effective September 30, 2004, with Trustee approval we extended a secured line-of-credit to UDF in the amount of $30,000,000 with which they have funded real estate developers. The balance at December 31, 2004 was approximately $28,722,000.

     South Central Mortgage, Inc. ("SCMI") is a Texas based mortgage bank of which the sole beneficial shareholder is Todd Etter, an officer and principal shareholder of the Advisor. Christine Griffin, our President and one of our Trustees, was previously the Chief Financial Officer of SCMI. Before its merger into UMT Lending, L.P. ("UMTHL"), we purchased loans from SCMI. The unpaid principal balances of the remaining loans at year end 2004 was approximately $150,000.

     We have purchased residential mortgages and contracts for deed from SCMI, the aggregate amount was approximately $18,000,000. Below is a table of affiliated interim mortgages purchased from affiliates, with outstanding balances of loans:

Affiliated Company                 2004           2003             2002
---------------------          -----------     -----------     -----------
Capital Reserve Corp.          $ 4,793,000     $ 9,194,000     $19,209,000
Ready America Funding          $25,011,000     $14,565,000     $ 9,424,000
REO Property Company           $ 1,910,000     $ 1,735,000         --
Ready Mortgage Corp.           $ 2,338,000     $ 6,346,000     $ 6,091,000
South Central Mortgage         $   150,000     $   306,000     $   929,000
UMTH Lending                   $11,399,000     $13,713,000         --
Line-of-credit (UDF)           $28,722,000     $ 6,093,000         --

     We have an Advisory Agreement with UMT Advisors, Inc. ("UMTA"). Under that agreement a monthly trust administration fee is paid to UMTA for a greatly expanded management role, which includes absorbing general and administrative expenses (for a more lengthy discussion of that role see "Summary of the Advisory Agreement"). The fee is calculated monthly as 1/12 of 1/2 of 1% of the first $50,000,000 in income producing assets and 1/12 of 1% of assets exceeding $50,000,000. During 2004, 2003 and 2002 the fees paid were approximately $945,000, $730,000 and $445,000, respectively. We also paid a "securitization fee" related to the Bayview transaction of $188,000 to UMTA.

     The terms of the UMTA Advisory Agreement calculates the acquisition fee (paid for sourcing suitable investments) as 3% of net offering proceeds (net offering proceeds are gross offering proceeds less commissions and marketing reallowances.) No acquisition fees paid were paid in 2004 and in 2003 and 2002 fees totaled approximately $1,248,000 and $829,000, respectively.

     Since our organization in July 1996, we have issued an aggregate of 70,000 five-year options to purchase our shares at $20 per share to our Independent Trustees, none of which have been exercised.

     We pay loan servicing fees to PSC, an Affiliate, under the terms of a Mortgage Servicing Agreement. We incurred loan servicing fees of approximately $109,000, $146,000 and $197,000 during 2004, 2003 and 2002, respectively. The Company does not normally retain the servicing rights to the loans it purchases, however it is not prohibited from servicing its loans.

     Rent expense are paid by the Advisor and included as part of the trust administration fee. They were $22,000, $35,000 and $17,000 in 2004, 2003 and 2002, respectively. The increase in 2003 was due to additional office space leased by our Advisor.

     Payroll expense is paid by the Advisor and is construed to be part of the trust administration fee. In 2004, 2003 and 2002, payroll was approximately $273,000, $305,000 and $265,000, respectively.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Whitley Penn has served as our principal accountant and independent registered public accounting firm since July 2002, when Jackson Rhodes, P.C., our prior auditors, was merged into Whitley Penn.

         The Board of Trustees, upon the recommendation of the Audit Committee, engaged Whitley Penn to serve as our independent auditors for the fiscal years ending December 31, 2004, 2003 and 2002. The Audit Committee also approves in advance all engagements of Whitley Penn for audit-related, tax and other services.

         The following table reflects fees billed by Whitley Penn for services rendered to us in 2004 and 2003:

Nature of Services                    2004                2003
------------------------------    -------------       ------------
Audit fees -                        $61,000            $ $50,879
     For audit of our annual financial statements, review of Quarterly financial statements included in our Forms 10-Q and review of other SEC filings

Tax fees -                          $5,026             $7,065
     For preparation of tax returns and tax compliance

All other fees -                      --                  --

Item 14(5)(i) - The Audit Committee accepts proposals from potential audit firms during the first quarter of each year and before the annual proxy statement is prepared. The Audit Committee reviews proposals and fees and makes its recommendation to shareholders in the annual proxy.

Item 14(5)(ii) - The Audit Committee approves 100% of the fees charged by auditors and tax preparers.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed:

(1) Financial Statements of the Company are included in Item 8.
(2) Financial Statement Schedules - all schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial states or the notes thereto included in Item 8.
(3) Exhibits. See the Exhibit Index following for a list of the exhibits that are filed as part of this report.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 16, 2005.


                                    UNITED MORTGAGE TRUST


                                    By: /S/CHRISTINE A. GRIFFIN
                                        Christine A. Griffin, President

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title              Date

Principal Executive Officer:


/S/ CHRISTINE A. GRIFFIN           Trustee, Chairman
Christine A. Griffin               of the Board        16-Mar-2005
                                   and President

Principal Financial and
  Accounting Officer:

/S/CHRISTINE A. GRIFFIN            Trustee, Chairman
Christine A. Griffin               of the Board        16-Mar-2005
                                   and President

/S/PAUL R. GUERNSEY                Trustee             16-Mar-2005
Paul R. Guernsey

/S/DOUGLAS R. EVANS                Trustee             16-Mar-2005
Douglas R. Evans

/S/RICHARD D. O'CONNOR, JR.        Trustee             16-Mar-2005
Richard D. O'Connor, Jr.

/S/MICHELE A. CADWELL              Trustee             16-Mar-2005
Michele A. Cadwell

EXHIBIT INDEX

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

10.1      Advisory Agreement dated January 1, 2001 between
          the Company and UMT Advisors, Inc.                            ***

10.4      Note Sale, Recourse and Remarketing Agreement
          dated August 6, 1996 between the Company and
          South Central Mortgage, Inc.                                  *

10.5      Form of Mortgage Servicing Agreement to be entered
          into between the Company and South Central Mortgage, Inc.     *

10.6      $10,000,000 Revolving Loan Agreement dated
          July 11, 2001 between the Company and
          First State Bank of Texas NA                                  #

10.7 Share Repurchase Plan (incorporated by reference from Form 8-K filed December 5, 2003)

10.8	      Secured Line of Credit Promissory Note and Security
          Agreement between the Company and United Development
          Funding dated January 1, 2005. (incorporated by reference
          from Form 8-K filed February 2, 2005)

21        Subsidiaries of the Registrant (filed herewith)

23        Consent of Independent Registered Public
          Accounting Firm (filed herewith)

31        Certification pursuant to Section 302
          of the Sarbanes-Oxley Act (filed herewith)

32        Certification pursuant to Section 906
          of the Sarbanes-Oxley Act (filed herewith)


      The exhibits marked with "*" are incorporated by reference from the Company's Registration Statement on Form S-11 (File No. 333-10109) that was declared effective on March 5, 1997. The exhibit marked with "**" is incorporated by reference from the Company's registration statement on Form S-
11 (File No. 333-56520) that was declared effective on June 4, 2001.   The
exhibit marked "***" is incorporated by reference from our Report on Form 10-K for the period ending December 31, 2000. The exhibit marked "#" is incorporated by reference from the Company's Report on Form 10-K for the period ending June 30, 2001.

EXHIBIT 21 SUBSIDIARIES OF THE REGISTRANT

UMT LT Trust, a Maryland real estate investment trust
UMT Funding Trust, a Maryland real estate investment trust

EXHIBIT 23 CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in this Annual Report on Form 10-K of United Mortgage Trust of our reports dated February 25, 2005, with respect to the consolidated financial statements of United Mortgage Trust, United Mortgage Trust management's assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of United Mortgage Trust, included in the 2004 Annual Report to Stockholders of United Mortgage Trust.

We also consent to the incorporation by reference in the following registration statements, and in the related prospectuses thereto, of our reports dated February 25, 2005 with respect to the consolidated financial statements of United Mortgage Trust, United Mortgage Trust management's assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of United Mortgage Trust, included in or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2004: Registration Statement (Forms S-3) No.333-110488.


/s/ Whitley Penn

Dallas, Texas
March 15, 2005

EXHIBIT 31 CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

Certification for Annual Report on Form 10-K Pursuant to Section 302 of the Sarbanes-Oxley Act

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))) for the registrant and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	(b) Designed such internal control over financial reporting, or caused such internal controls and procedures to be designed under our supervision, to provide reasonable assurance regarding the liability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

         (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of trustees:

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


March 16, 2005                        /s/ Christine Griffin
                                     ---------------------------------------
                                     Christine Griffin
                                     President, Chief Executive Officer and
                                     Chief Financial Officer

EXHIBIT 32 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

I, Christine A. Griffin, Chief Executive Officer and Chief Financial Officer of United Mortgage Trust (the "Company"), have executed this certification for furnishing to the Securities and Exchange Commission in connection with the filing with the Commission of the registrant's Annual Report on Form 10-K for the period ended December 31, 2004 (the "Report"). I hereby certify that:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the of the Company as of and for the end of that period.


March 16, 2005


                                    /s/ Christine A Griffin
                                    -----------------------
                                     President, Chief Executive Officer and
                                     Chief Financial Officer