Form 10-Q
period 2005-03-31
UNITED MORTGAGE TRUST
filed 2005-05-05
CIK 101390

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549



                            Form 10-Q



     [ x ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2005

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

                              7,037,283

Number of shares of Registrant's shares of beneficial interest outstanding as of March 31, 2005.

                               (i)

PART I  -- FINANCIAL INFORMATION

                           UNITED MORTGAGE TRUST
                        CONSOLIDATED BALANCE SHEETS
                                            March 31,        December 31,
                                              2005              2004
                                           ------------------------------
ASSETS                                     (unaudited)        (audited)
Cash and cash equivalents                  $  2,251,633     $  1,331,798

Mortgage investments:
  Residential mortgages
    and contracts for deed                    8,968,354       17,749,231
  Residential mortgages and contracts
    for deed foreclosed                       1,535,884          867,591
  Interim mortgages                          67,806,677       73,747,536
  Interim mortgages foreclosed                1,824,163        2,025,830
  Reserve for loan losses                    (1,160,798)        (921,500)
                                            -----------       ----------
Total mortgage investments, net              78,974,280       93,468,688

Line-of-credit receivable, affiliate         31,276,739       28,721,639
Accrued interest receivable                     404,923          630,531
Accrued interest receivable, affiliate        3,399,948        3,375,970
Receivable from affiliate                       386,848          379,298
Equipment, less accumulated depreciation
  of $5,497 and $4,612, respectively             16,815           17,700
Other assets                                  1,658,717        1,272,637
                                           ------------     ------------
Total Assets                               $118,369,903     $129,198,261
                                           ------------     ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Line-of-credit payable                   $  2,250,100     $ 12,030,000
  Distributions payable                         941,558          937,846
  Accounts payable and accrued
    liabilities                                 204,523           75,098
                                            -----------     ------------
Total Liabilities                             3,396,181       13,042,944
                                            -----------     ------------

Commitments and contingencies                    --               --

Shareholders' equity:
  Shares of beneficial interest; $.01 par
    value; 100,000,000 shares authorized;
    7,729,773 and 7,683,050 shares
    issued; 7,037,283 and 7,040,743
    outstanding, respectively                    77,298           76,831
  Additional paid-in capital                135,685,524      134,750,434
  Advisor's reimbursement                       397,588          397,588
  Cumulative distributions in excess
    of earnings                              (7,497,554)      (6,386,352)
                                            -----------     ------------
                                            128,662,856      128,838,501
  Less treasury stock, 692,490 and
     642,307 shares, respectively,
     at cost                                (13,689,134)     (12,683,184)
                                            -----------     ------------

Total Shareholders' Equity                  114,973,722      116,155,317
                                           ------------     ------------
Total Liabilities and Shareholders'
  Equity                                   $118,369,903     $129,198,261
                                           ------------     ------------

See accompanying notes to consolidated financial statements.

                           UNITED MORTGAGE TRUST
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (unaudited)

                                                Three Months Ended
                                                     March 31,
                                                2005          2004
                                             ------------------------
Revenues:
  Interest income                           $3,542,742      $3,304,618
                                            ----------      ----------
Expenses:
  Reserve and loss from sale of
    foreclosed properties                    1,378,540         249,331
  Interest expense                              23,985          27,375
  Loan servicing fee                            83,010          36,676
  Trust administration fee                     226,262         210,908
  General and administrative                   130,833         124,762
                                            ----------      ----------
                                             1,842,630         649,052
                                            ----------      ----------
Net income                                  $1,700,112      $2,655,566
                                            ==========      ==========
Net income per share of beneficial
  interest                                       $0.24           $0.38
                                            ==========      ==========

Weighted average shares outstanding          7,031,366       7,039,222
                                            ==========      ==========

Dividends declared per share of
  beneficial interest                            $0.40           $0.46
                                            ==========      ==========

See accompanying notes to consolidated financial statements.

                         UNITED MORTGAGE TRUST
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (unaudited)
                                                 Three Months Ended
                                                       March 31,
                                                  2005          2004
                                              -------------------------

Operating Activities
  Net income                                  $ 1,700,112   $2,655,566
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Reserve and loss from sales of
        foreclosed properties                   1,378,540      249,331
      Depreciation                                    885          886
      Net amortization of discount on
        mortgage investments                        3,774       (8,464)
      Changes in assets and liabilities:
        Accrued interest receivable               201,630     (694,098)
        Other assets                             (386,080)    (106,931)
        Accounts payable and accrued
          liabilities                             129,425     (122,451)
          Net cash provided by (used in)      -----------    ---------
            operating activities:               3,028,286    1,973,839
                                              -----------    ---------
Investing Activities
  Investment in residential mortgages and
    contracts for deed                          (516,973)  (1,093,646)
  Principal receipts on residential
    Mortgages and contracts for deed             637,706    2,021,791
  Proceeds from the sale of mortgage loans,
    securitization                              7,275,598       --
  Investment in interim mortgage notes        (13,488,425) (14,693,985)
  Principal receipts on interim mortgage
    notes                                      19,204,189   15,480,959
  Line-of-credit receivable,
    Affiliate, net                             (2,555,100)  (7,795,009)
  Receivable from affiliate                        (7,550)    (370,070)
          Net cash provided by (used in)       ----------  -----------
          Investing activities:                10,549,445   (6,449,960)
                                              -----------   ----------
Financing Activities
  Proceeds from issuance of shares of
    beneficial interest                           935,557    1,154,080
  Purchase of treasury stock                   (1,005,950)    (640,710)
  Shares of beneficial interest redeemed            --        (582,660)
  Net borrowings (payments) on
    line-of-credit payable                     (9,779,900)   6,000,000
  Dividends                                    (2,807,603)  (3,224,684)
        Net cash provided by (used in)        -----------   ----------
          financing activities:               (12,657,896)   2,706,026
                                              -----------   ----------
Net increase(decrease)and cash equivalents        919,835   (1,770,095)

Cash and cash equivalents at
  beginning of period                           1,331,798    4,199,455
                                              -----------   ----------
Cash and cash equivalents at
  end of period                               $ 2,251,633   $2,429,360
                                              -----------   ----------

Supplemental cash flow information:
Interest paid                                 $    23,985   $   27,375
                                              -----------   ----------

See accompanying notes to consolidated financial statements.

                            UNITED MORTGAGE TRUST
                Notes to Consolidated Financial Statements
                               March 31, 2005

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

The Company completed its public offering of securities in October 2003, raising approximately $130,540,000 in net offering proceeds. In November 2003, the Company received a merger proposal from UMT Holdings, L.P., an entity organized by persons that include some of the officers and owners of the Company and UMT Advisors, Inc. (the "Advisor"). A committee comprised of the Company's Independent Trustees is currently evaluating the proposal.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. However, except as disclosed herein, there has been no material change in information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2004 included in the Company's 10-K filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, were made. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

3. Line-of-Credit Payable

On November 8, 2004, with trustee approval, the Company entered into a three year loan agreement with a $15 million revolving credit facility with a new bank. The line-of-credit payable was collateralized by certain interim mortgages. Interest on the outstanding balance accrues at prime plus 0.5% per annum (6.00% at March 31, 2005). The outstanding balance on the line-of-credit was $2,250,100 at March 31, 2005.

4. Related Party Transactions

a). Trust Agreement Fees: The Company has an Advisory Agreement with the Advisor whereby the Advisor provides the Company with day-to-day management and administrative services subject to the supervision and review by the Trustees. In consideration for the services, the Company paid the Advisors a trust administration fee of $226,000 and $211,000 for the 2005 and 2004 quarters, respectively. The fee was calculated as 1/12th of 1/2 of 1% paid monthly of the first $50,000,000 of income producing assets and 1/12th of 1% of income producing assets in excess of $50,000,000, paid monthly.

b). Rent paid and received between related parties: As of January 1, 2001 the Company's obligation under the terms of its lease agreement with SCMI was assumed by its Advisor and no rent has been paid by the Company since 2000. For the quarters ended March 31, 2005 and 2004, rent expenses paid by the Advisor and included as part of the trust administration fee was $6,400 and $9,500, respectively.

c). Loan servicing fees paid to an affiliate: Under the terms of a Mortgage Servicing Agreement with Prospect Service Corp., the Company incurred loan servicing fees of $83,000 and $37,000 in the 2005 and 2004 quarters, respectively.

d). Purchasing Mortgage Investments from affiliates: The Company did not purchase any residential mortgages or contracts for deed during the 2005 quarter, but did purchase $939,000 from South Central Mortgage, Inc. in the 2004 quarter. Below is a table of mortgage investment funding with affiliates during the quarters:

Affiliated Company                 2005           2004
---------------------          -----------    -----------
UDF line-of credit             $10,655,000    $11,170,000
Ready America Funding          $ 3,725,000    $ 1,933,599
UMTH Lending                   $   724,000    $ 5,143,563
Capital Reserve Corp.          $   281,000    $   834,623
Ready Mortgage Corp.           $   389,000    $   723,417
REO Property Company           $    12,500    $   170,591

e). Salaries and wages now paid by the Advisor: Payroll expenses, although paid by the Advisor and construed to be part of the trust administration fees in 2005 and 2004 were approximately $41,000 and $33,000, respectively.

f). SCMI Recourse Agreement: SCMI has agreed that, if the obligor on any Residential Mortgage or Contract for Deed sold to the Company by SCMI or its Affiliates, and that has had less than 12 payments made on it, defaults in the making of any payment or other obligation thereon during the period ending before the 12th payment after the Company bought that Residential Mortgage or Contract for Deed, then SCMI shall buy that Mortgage

Investment from the Company or advance on a month to month basis, of all lost interest, tax and insurance escrow payments, as well as any costs incurred by it related to curing the default or obtaining title of the property securing the defaulted obligation.

g.) Line-of-Credit Receivable, Affiliate: On January 1, 2005, but effective September 30, 2004, the Company entered into a First Amended and Restated Secured Line-of-credit Promissory Note and an Amended and Restated Security Agreement (collectively, the "Amendment") with UDF. The Amendment amended the existing revolving line-of-credit facility ("Loan") to extend the term an additional five years and to increase the line-of-credit to $30 million. The purpose of the Loan is to finance UDF's investments in real estate development projects. The Amendment has two components: the Long Term Investment portion ("LTI") and the Bridge-Loan Investment portion ("BLI").

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

The Loan is subordinate to UDF Senior Debt which consists of a loan guaranty to Colonial Bank in the amount of approximately $8,750,000 and a $10,000,000 line-of-credit provided by Coppermark Bank.

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

The Company monitors the line-of-credit for collectibility on a continuing basis based on the affiliate's payment history. No valuation allowance or charge to earnings was recorded for the periods ending March 31, 2005 and

2004 based on the Company's evaluation. Outstanding balances were $31,276,739 and $28,721,639 at March 31, 2005 and 2004, respectively. The 2005 balance exceeds the maximum amount receivable because of the timing of a payoff that UDF was scheduled to receive that was delayed in closing; a common transactional occurrence. The Company has requested that UDF make a payment to reduce the balance to its maximum amount, which they have done at the time of this report.

5. Off Balance Sheet Transaction
On January 28, 2005, United Mortgage Trust and two of its wholly-owned subsidiaries, UMT LT Trust as the "Seller" and UMT Funding Trust as the "Depositor," both Maryland real estate investment trusts, simultaneously entered into agreements described below for the securitization of $9,700,797 principal amount of United Mortgage Trust mortgage loans through the private issuance of $7,275,598 in 9.25% Class A Notes (the "Notes"). The Notes, together with $2,425,199 in Class B Certificates (the "Certificates"), collectively referred to as the "Securities" were issued by Wachovia Bank as Trustee (the "Trustee") pursuant to a Trust Agreement dated as of January 1, 2005 between the Bank and the Depositor. The Class A Notes were then sold by the Depositor to Bayview Financial, L.P. ("Bayview"), pursuant to a Purchase Agreement dated as of January 26, 2005 (the "Note Purchase Agreement") between Bayview, the Depositor and United Mortgage Trust. The Notes were sold pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.
The Securities evidence the entire beneficial ownership interest in a Trust Fund created under the Trust Agreement, which consists of a pool of performing first lien residential mortgage loans and contracts for deed (the "Mortgage Loans") with an aggregate principal balance of $9,700,797 as of January 1, 2005. United Mortgage Trust transferred the Mortgage Loans (excluding the servicing rights) to the Seller as a capital contribution and the Seller sold the Mortgage Loans to the Depositor pursuant to a Mortgage Loan Sale Agreement dated as of January 1, 2005. The Mortgage Loan Sale Agreement includes a right on the part of the Depositor to require the Seller to repurchase certain Mortgage Loans upon the Seller's breach of a representation or warranty with respect to certain characteristics of the Mortgage Loans. United Mortgage Trust has agreed to guarantee the obligations of the Seller under the Mortgage Loan Sale Agreement, including the obligation of the Seller to repurchase Mortgage Loans as to which the Seller has breached a representation or warranty. The Class B Certificates give the Depositor the right to receipt all remaining monthly interest after all payments due on the Class A Notes and all principal and interest on the Mortgage Loans after retirement of the Class A Notes. The Class B Certificates will be retained by the Depositor.
Simultaneously with the Depositor's conveyance of the Mortgage Loans to the Trustee and pursuant to the terms of a Servicing Rights Transfer Agreement dated as of January 1, 2005 United Mortgage Trust, as owner of the servicing rights to the Mortgage Loans, transferred the servicing rights to the Mortgage Loans to Bayview and, pursuant to a SubServicing Agreement dated as of January 1, 2005 Prospect Service Corp agreed with Bayview to act as sub-servicer of the Mortgage Loans.
                                -7-

United Mortgage Trust intends to use the proceeds from this securitization for general corporate purposes.
The Company did not record a servicing asset or liability for the servicing rights retained as the fees that will be recorded will fairly compensate the assigned servicer for the costs to be incurred with such service, and the Company will pay all associated fees directly to PSC.

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

The sensitivity to an immediate 10% and 20% adverse change in the assumptions used to measure fair value of the securitized mortgage loans is as follows:

Prepayment speed assumption (annual rate):
Impact on fair value of 10% adverse change             $ 15,000
Impact on fair value of 20% adverse change               30,000

Expected credit losses (over remaining life of loans):
Impact on fair value of 10% adverse change               12,000
Impact on fair value of 20% adverse change               24,000

Residual cash flows discount rate (annual):
Impact on fair value of 10% adverse change              221,000
Impact on fair value of 20% adverse change             $433,000

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following section contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act and should be read in conjunction with the Consolidated financial statements and related notes appearing in this Form 10-Q. Such forward-looking statements may be identified by the words "anticipate," "believe," "estimate," "expect" or "intend" and similar expressions. Forward looking statements are likely to address such matters as our business strategy, future operating results, future sources of funding for mortgage loans brokered by us, future economic conditions and pending litigation involving us each of which are discussed herein under the caption "Factors that may Affect Future Results."

               RESULTS OF OPERATIONS FOR THE THREE MONTHS
                     ENDED MARCH 31, 2005 AND 2004

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

OFF BALANCE SHEET TRANSACTION

     On January 28, 2005, United Mortgage Trust and two of its wholly-owned subsidiaries, UMT LT Trust as the "Seller" and UMT Funding Trust as the "Depositor," both Maryland real estate investment trusts, simultaneously entered into agreements described below for the securitization of $9,700,797 principal amount of United Mortgage Trust mortgage loans through the private issuance of $ 7,275,598 in 9.25% Class A Notes ("Notes"). The Notes, together with $2,425,199 in Class B Certificates (the "Certificates"), collectively referred to as the "Securities" were issued by Wachovia Bank as Trustee pursuant to a Trust Agreement dated as of January 1, 2005 between the Bank and the Depositor. The Class A Notes were then sold by the Depositor to Bayview Financial, L.P. ("Bayview"), pursuant to a Purchase Agreement dated as of January 26, 2005 (the "Note Purchase Agreement") between Bayview, the Depositor and United Mortgage Trust. The Notes were sold pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.

     The Securities evidence the entire beneficial ownership interest in a Trust Fund created under the Trust Agreement, which consists of a pool of performing first lien residential mortgage loans and contracts for deed (the "Mortgage Loans") with an aggregate principal balance of $9,700,797 as of January 1, 2005. United Mortgage Trust transferred the Mortgage Loans (excluding the servicing rights) to the Seller as a capital contribution and the Seller sold the Mortgage Loans to the Depositor pursuant to a Mortgage Loan Sale Agreement dated as of January 1, 2005. The Mortgage Loan Sale Agreement includes a right on the part of the Depositor to require the Seller to repurchase certain Mortgage Loans upon the Seller's breach of a representation or warranty with respect to certain characteristics of the Mortgage Loans. United Mortgage Trust has agreed to guarantee the obligations of the Seller under the Mortgage Loan Sale Agreement, including the obligation of the Seller to repurchase Mortgage Loans as to which the Seller has breached a representation or warranty. The Class B Certificates give the Depositor the right to receipt all remaining monthly interest after all payments due on the Class A Notes and all principal and interest on the Mortgage Loans after retirement of the Class A Notes. The Class B Certificates will be retained by the Depositor.

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

LOANS PURCHASED DURING FIRST QUARTER MARCH 2005 AND MARCH 2004

     During the three months ended March 31, 2005 we acquired 13 new residential mortgages with an aggregate principal balance of $517,000 compared to purchases during 2004 of three residential mortgages with an aggregate unpaid principal balance of $124,000. Also in 2004, 29 of our contracts for deed qualified for refinancing during the period and our loans servicer originated new loans secured by the same property which we acquired. The net increase in our portfolio was approximately $84,000 (the difference between paying off the contracts for deed and purchasing the new real estate lien notes).

     At the end of the March 2005 quarter, and with the culmination of the two Bayview Securitizations (one in April 2004 and the other described above), our mortgage portfolio changed significantly. We owned outright 53 residential mortgage loans and three rental properties. The balance of our interest in residential mortgages (494 individual loans) were securitized and held in trust on behalf of Bayview (Senior piece) and UMT LT Trust (Subordinate piece). Adding the three categories, the total unpaid principal balance on our books at March 31, 2005 was approximately $8,968,000, and the yield was 9.56%. We used the proceeds from the sale of the securitizations to pay down our line-of-credit; fund the UDF line-of-credit; and invest in interim mortgage loans. The unpaid balance on the UDF line-of-credit was approximately $31,000,000 and the yield for the quarter was 14.61%. Interim mortgages totaled approximately $68,000,000 (953 loans at the end of the quarter) and the yield was 13.28% during the March 2005 quarter.

      As of March 31, 2004, our mortgage portfolio in the aggregate consisted of 551 residential mortgages, 42 contracts for deed and 1,136 interim mortgages, all owned outright. The portfolio had an unpaid principal balance on the books of $103,631,000. The average loan in the portfolio had a blended interest rate of 12.89%, a current annual yield of 12.96%, an investment-to-value ratio of 70.55%, an unpaid principal balance of $57,000, and a term remaining of 334 months for residential mortgages and contracts for deed and less than 12 months for interim mortgages.

     The following table illustrates percentage of our portfolio dedicated to each loan category:
-------------------------------------------------------
                                         March 31,
Loan Category                       2005          2004
--------------------------         --------------------
Interim Mortgages                    63%           63%
UDF Line-of-credit                   29%           12%
Securitized                           4%           --
Residential Mortgages/CFDs            4%           25%
-------------------------------------------------------

     All of the properties that are security for the mortgage investments are located in the United States. Each of the properties was adequately covered by a mortgagee's title insurance policy and hazard insurance.

     During the three-month periods ended March 31, 2005 and 2004, our investments generated approximately $3,543,000 and $3,305,000 of interest income, a 7% increase. The increase was attributed to change in our portfolio mix.

     Operating expenses for the three-month periods were approximately $1,843,000 and $649,000, a 184% increase, the major categories are listed below and the fluctuation was due primarily to reserve for and loss on sale of foreclosed properties (loan losses):

Loan losses - $1,379,000 in 2005 compared to $249,000 in 2004. We have reserved $1,161,000 on account for future losses that we might experience.

     Trust management fee - $226,000 in 2005 compared to $211,000 in 2004.

     General and administrative - $131,000 in 2005 compared to $125,000 in 2004.

     Interest expense - $24,000 in 2005 compared to $27,000 in 2004.

     Loan servicing fees - $83,000 in 2005 and $37,000 in 2004.

     Operating expenses, less interest expense, as a percentage of income were 51.33% and 18.81%, respectively, for the 2005 and 2004 three-month periods, and operating expenses as a percentage of invested assets were 1.71% and 0.53%, respectively.

     We recorded a loan loss reserve of $1,379,000 and $249,000 during the comparative quarters of 2005 and 2004. We recorded loan losses realized as anticipated of $1,139,000 and $349,000 in comparable periods, respectively. Loss reserves are recorded monthly at a rate of 1% of the unpaid principal balance of each interim mortgage acquired and at a rate of the greater of approximately 40% of the UPB on properties that will be sold outright and 15% of the UPB of properties (primarily the securitized properties) that we plan to rehab and owner finance or approximately the amount of the losses we sustained during the period. Of approximately $356,000,000 in loans acquired, we have recorded losses and loss reserves of 1.79% of those assets to date. We anticipate loan losses to continue and therefore are continuing to monitor the adequacy of our loan loss reserve and we are expecting to increase our loan loss reserves on a go-forward basis.

     Our default rate as of March 31, 2005 and 2004 was approximately 3% and 4%, respectively, of our incoming producing assets. In comparable periods respectively, approximately 17% and 11% of long-term loans (residential mortgages/CFD/securitized loans) were defaulted, approximately 3% and 2% of interim mortgages were defaulted and no defaults on our UDF line-of-credit.

     Net income was approximately $1,700,000 and $2,656,000, respectively a 36% decrease, for the three months ended March 31, 2005 and 2004, respectively. Earnings per weighted average share were $0.24 and $0.38. The decrease was a result of loan losses and reserves for loans losses during the 2005 quarter. In order to mitigate loans losses we have made the decision to rehabilitate many of our REO and owner financed properties, if necessary, to facilitate the sale of the properties. We believe that in today's real estate bullish environment, we will be able to reduce losses on properties employing this strategy.

    Distributions to shareholders per share of beneficial interest in 2005 and 2004 were at rates of $0.1333 and $0.1533 per share per month, respectively, a 13% decrease on a comparative quarterly basis which is attributable to the additional loan losses recorded in the first quarter 2005.

                  CAPITAL RESOURCES AND LIQUIDITY FOR
             THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

     We utilize funds made available from our dividend reinvestment plan, from our bank line-of-credit and repayment of principal on our loans to purchase mortgage investments.
                                                  March 31,
                                         2005                   2004
---------------------------------------------------------------------
Shares issued                                46,700           57,700
Number of new shareholders                      --               --
Gross proceeds                          $   936,000      $ 1,154,000
Share repurchases                       $(1,006,000)     $  (641,000)
Redemption of shares of beneficial
  interest                                      --       $ ( 583,000)
Principal receipts from Residential
  Mortgages and Contracts for Deed      $   638,000      $ 2,022,000
Principal receipts from
  Interim Mortgages                     $19,204,000      $15,481,000
Securitization proceeds                 $ 7,276,000           --
Net borrowing from credit line          $(9,780,000)     $(6,000,000)

   We are no longer offering shares in the public markets except to existing shareholders through our dividend reinvestment plan. We completed our public offering of our securities in October 2003, raising approximately $130,540,000 in net offering proceeds. In November 2003, we received a merger proposal from UMT Holdings, L.P, an entity organized by persons that include some of our officers and owners and our Advisor. A committee comprised of our Independent Trustees is currently evaluating the proposal.

     Shares issued in the aggregate, as of March 31, 2005 and 2004, were 7,729,773 and 7,528,596, respectively. Shares retired to treasury through our share redemption plan in the aggregate were 692,490 and 453,917, respectively. Total shares outstanding were 7,037,283 and 7,074,679, respectively. Inception to date gross offering proceeds were approximately $154,323,000 and net proceeds after fees, marketing reallowance and commissions were $137,355,000.

    On November 8, 2004, with trustee approval, we entered into a three year loan agreement with a $15 million revolving credit facility with a new bank.

The line-of-credit payable was collateralized by certain interim mortgages. Interest on the outstanding balance accrues at prime plus 0.5% per annum (6.00% at March 31, 2005). The outstanding balance on the line-of-credit was $2,250,100 at March 31, 2005. The outstanding balance on our line-of-credit at March 31, 2004 was $6,000,000 at 4.5% interest.

     We are closely monitoring the gradual increase in the prime lending rate. We are aware that higher consumer interest rates may negatively impact home building, sales of real estate and real estate development, and therefore may negatively impact our ability to acquire a sufficient number of quality loans to support our dividend at the current rate. At the time of this report, analysts have found no negative impact in real estate markets from the gradual increase in rates over the past several months. Historically we have experienced prime lending rate as high as 10% without negative effects on real estate markets and our business.

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

         We evaluate the effectiveness of our disclosure controls and procedures as of the end of each fiscal quarter. Based on our most recent evaluation, our CEO and CFO believe, and have certified, that our disclosure controls and procedures are effective to (1) ensure that material information relating to us is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and (2) provide reasonable assurance that our consolidated financial statements fairly present in all material respects our financial condition and results of operations.

      Since the date of this most recent evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.

     We are offering up to 511,000 shares of beneficial interest at $20 per share through our dividend reinvestment plan. There are no commissions or fees paid from the proceeds. We use proceeds from the plan primarily to repurchase shares in our share redemption plan. Absent applications for repurchase, we use the proceeds to buy mortgage investments

     The following table sets forth information relating to shares of beneficial interest issued and the use of proceeds of the offering during the quarter ended March 31, 2005.

Shares issued                    46,700
Gross proceeds                 $935,557


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


Item 6. Exhibits and Reports on Form 8-K.

Form 8-K filed February 2, 2005 - Items 1.01, 9.01 - with reference to United Development Funding Loan Agreement

Form 8-K filed February 3, 2005 - Items 1.01, 2.03, 9.01 - with reference to Bayview Securitization 2005-1.


Exhibit 31. Certification pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32. Certification pursuant to Section 906 of the Sarbanes-Oxley Act


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there under duly authorized.


                                        UNITED MORTGAGE TRUST
                                        (Registrant)

Date:  May 5, 2005                    /S/Christine A. Griffin
                                         Christine A. Griffin
                                              President

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

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

May 5, 2005                        /s/ Christine Griffin
                                     ---------------------------------------
                                     Christine Griffin
                                     President and Chief Executive Officer

Exhibit 32. Certification pursuant to Section 906 of the Sarbanes-Oxley Act

I, Christine A. Griffin, Chief Executive Officer and Chief Financial Officer of United Mortgage Trust (the "registrant"), have executed this certification for furnishing to the Securities and Exchange Commission in connection with the filing with the Commission of the registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2005 (the "Report"). I hereby certify that:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the of the registrant as of and for the end of that period.


May 5, 2005


/s/ Christine A Griffin
-----------------------
Christine A Griffin
Chief Executive Officer/Chief Financial Officer