Form 10-Q
period 2005-06-30
UNITED MORTGAGE TRUST
filed 2005-08-09
CIK 101390

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549



                            Form 10-Q



     [ x ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2005

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X        No ___

	Indicate by check mark whether the registrant is an accelerated
filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  X   No ___

Number of shares of Registrant's shares of beneficial interest outstanding as of June 30, 2005.

                           7,034,770

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

PART II OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults upon Senior Debentures
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits



                                   (ii)

PART I  -- FINANCIAL INFORMATION

                           UNITED MORTGAGE TRUST
                              BALANCE SHEETS
                                           June 30, 	     December 31,
                                             2005              2004
                                           ----------------------------
                                           (Unaudited)       (Audited)
ASSETS

Cash And Cash Equivalents                  $  2,475,551     $  1,331,798

Mortgage investments:
  Investment in trust receivables             8,422,203       17,749,231
  Residential mortgages and contracts
    for deed foreclosed                       1,599,495          867,591
  Interim mortgages                          74,982,119       73,747,536
  Interim mortgages foreclosed                1,655,234        2,025,830
  Reserve for loan losses                    (1,102,760)        (921,500)
                                            -----------      -----------
Total mortgage investments, net              85,556,291       93,468,688

Line-of-credit receivable, affiliate         29,976,739       28,721,639
Accrued interest receivable                     566,353          630,531
Accrued interest receivable, affiliate        3,988,560        3,375,970
Receivable from affiliate                       386,890          379,298
Equipment, less accumulated depreciation
  of $9,930 and $8,156, respectively             15,926           17,700
Other assets                                  1,642,812        1,272,637
                                           ------------     ------------
Total Assets                               $124,609,122     $129,198,261
                                           ------------     ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Line-of'credit, payable                  $  8,665,943     $ 12,030,000
  Distributions payable                         937,000          937,846
  Accounts payable and accrued
    liabilities                                  61,064           75,098
                                            -----------     ------------
Total Liabilities                             9,664,007       13,042,944
                                            -----------     ------------

Commitments and contingencies                    --               --

Shareholders' equity:
  Shares of beneficial interest; $.01 par
    value; 100,000,000 shares authorized;
    7,775,404 and 7,683,050 shares
    issued; 7,034,770 and 7,040,743
    outstanding, respectively                    77,754           76,831
  Additional paid-in capital                136,583,133      134,750,434
  Advisor's reimbursement                       397,588          397,588
  Cumulative distributions in excess
    of earnings                              (7,462,143)      (6,386,352)
                                            -----------     ------------
                                            129,596,332      128,838,501
  Less treasury stock, 740,634 and
     642,307 shares, respectively,
     at cost                                (14,651,217)     (12,683,184)
                                            -----------     ------------

Total Shareholders' Equity                  114,945,115      116,155,317
                                           ------------     ------------
Total Liabilities and Shareholders'
  Equity                                   $124,609,122     $129,198,261
                                           ------------     ------------

See accompanying notes to consolidated financial statements.

                                 UNITED MORTGAGE TRUST
                                      STATEMENTS OF INCOME
                                          (unaudited)

                                      Three Months Ended       Six Months Ended
                                           June 30,                 June 30,
                                    2005              2004   2005              2004
                                    ----------------------   ----------------------
Revenues:
  Interest income                   $3,723,820   $3,190,536  $7,266,575  $6,495,154

Expense:
  Reserve for and loss from sales
    of foreclosed properties            345,000     409,646   1,723,540     658,977
  Interest expense                       88,957       1,500     112,941      28,875
  Loan servicing fee                      8,674      24,300      91,684      60,976
  Trust administration fee              238,658     192,537     464,919     403,445
  General and administrative            195,715      91,047     326,549     215,809
                                     ----------  ----------  ----------  ----------
                                        877,004     719,030   2,719,633   1,368,082
                                     ----------  ----------  ----------  ----------
Net income                           $2,846,816  $2,471,506  $4,546,942  $5,127,072
                                     ==========  ==========  ==========  ==========
Net income per share
   of beneficial interest                 $0.40       $0.35       $0.65       $0.73
                                     ==========  ==========  ==========  ==========
Weighted average
    shares outstanding                7,030,468   7,064,757   7,034,043   7,054,972
                                     ==========  ==========  ==========  ==========

Distributions per weighted
    share outstanding                     $0.40       $0.46       $0.80       $0.92
                                     ==========  ==========  ==========  ==========

See accompanying notes to consolidated financial statements.

                         UNITED MORTGAGE TRUST
                        STATEMENTS OF CASH FLOWS
                              (unaudited)
                                              For the Six Months Ended
                                                       June 30,
                                                  2005          2004
                                              ------------------------

Cash flows from operating activities:
  Net income                                  $ 4,546,942   $ 5,127,072
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Reserve for and loss from sales
        of foreclosed properties                1,723,540       658,977
      Depreciation and amortization                 1,774         1,772
      Net amortization of discount on
        mortgage investments                        7,605        20,477
      Changes in assets and liabilities:
        Accrued interest receivable              (548,412)     (646,202)
        Other assets                             (370,175)     (250,168)
        Accounts payable and accrued
          liabilities                             (14,034)     (150,764)
          Net cash provided by operating      -----------    ----------
            activities:                         5,347,240     4,761,164
                                              -----------    ----------
Cash flows from investing activities:
  Investment in residential mortgages
    and contracts for deed                       (238,899)  (1,225,004)
  Principal receipts on residential
    mortgages and contracts for deed              535,592     5,142,511
  Proceeds from sale of mortgage
    Loans-securitization                        7,275,598     9,455,520
  Line-of-credit receivable, affiliate         (1,255,100)  (12,186,632)
  Investment in interim mortgages             (38,857,869)  (33,671,776)
  Principal receipts on interim mortgages      37,466,830    34,901,861
  Receivable from affiliate                        (7,592)   (1,975,045)
Net cash provided by                          -----------   -----------
         investing activities:                  4,918,560       441,435
                                              -----------   -----------
Cash flows from financing activities:
  Proceeds from issuance of shares of
    beneficial interest                         1,833,622     2,074,065
  Purchases of treasury stock                  (1,968,033)   (1,479,736)
  Shares redeemed                                  --          (611,970)
  Net borrowings (payments) on Line-
    of-credit payable                          (3,364,057)        --
  Dividends                                    (5,623,579)   (6,468,874)
        Net cash used in                      -----------   -----------
          Financing activities:                (9,122,047)   (6,486,515)
                                              -----------   -----------
Net increase (decrease) in cash
    and cash equivalents                        1,143,753    (1,283,916)

Cash and cash equivalents
  at beginning of period                        1,331,798     4,199,455
                                              -----------   -----------
Cash and cash equivalents at end
  of period                                   $ 2,475,551   $ 2,915,539
                                              -----------   -----------
Interest paid                                 $    52,312   $    28,875
                                              -----------   -----------

See accompanying notes to consolidated financial statements.

                            UNITED MORTGAGE TRUST
                  Notes to Consolidated Financial Statements
                               June 30, 2005

1. Description of Business

The Company

United Mortgage Trust (the 'Company') is a Maryland real estate investment trust which qualifies as a real estate investment trust (a 'REIT') under federal income tax laws. The Company invests exclusively in first lien, fixed rate mortgages secured by single-family residential property throughout the United States ('Mortgage Investments') and in secured loans to affiliated partnerships that (a) originate and acquire loans for the acquisition and development of single-family home lots, which we refer to as land development loans, and (b) enter into participation agreements with single-family residential real estate developers which we refer to as equity participations. Such loans are originated by others to the Company's specifications or to specifications approved by the Company. Most, if not all, of such loans are not insured or guaranteed by a federally owned or guaranteed mortgage agency.

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

2. Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company's 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, were made. Operating results for the three months and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

3. Line-of-Credit, Payable

On November 8, 2004, with Trustee approval, the Company entered into a loan agreement with a bank providing the Company a $15,000,000 line-of-credit with a three year term. The line-of-credit payable was collateralized by certain interim mortgages. Interest is charged at the higher of the Prime Rate and the Fed Funds Rate plus one half of one percent on any given day. Interest on the outstanding balance was 6.75% on June 30, 2005.

4. Related Party Transactions

a). Fees paid to the Advisor, a related party: On January 1, 2001, the Company entered into an Advisory Agreement with the Advisor whereby the Advisor provides the Company with day-to-day management and administrative services subject to the supervision and review by the Trustees. In consideration for these services, the Company paid the Advisor a trust administration fee of $238,658 and $192,537 during the 2005 and 2004 quarters, respectively, and $464,919 and $403,445 during the six month respective periods. The fee was calculated as 1/12th of 1/2 of 1% paid monthly of the first $50,000,000 of income producing assets and 1/12th of 1% of income producing assets in excess of $50,000,000, paid monthly.

b). Loan servicing fees paid to an affiliate: Under the terms of a Mortgage Servicing Agreement with Prospect Service Corp. ('PSC')the Company incurred loan servicing fees of $8,674 and $24,300 in the three month period of 2005 and 2004, respectively and $28,111 and $60,976 in the six month periods, respectively. In addition, during the six month period of 2005, a $63,573 fee was paid to UMT Holdings, L.P. for servicing a $3,000,000 loan package. The fee was paid when the borrower paid the loan off.

c). Purchasing Mortgage Investments from affiliates:

The Company purchased interim mortgages during the comparable periods from affiliates listed below:

                              Three Months                 Six Months
                             Ended June 30,              Ended June 30,
Affiliated Company       2005              2004     2005                2004
---------------------    ----------------------     ------------------------
UMTH Lending             $7,619,000  $3,346,000     $8,343,000   $8,492,000
Ready America Funding     5,453,000   6,319,000      9,178,000    8,160,000
Ready Mortgage Corp.        523,000       --           912,000      450,000
REO Property Company        161,000     278,000        174,000      448,000
Capital Reserve Corp.        91,000     504,000        411,000    1,336,000
South Central Mortgage        --          2,200           --          2,200

                                    -5-

d). SCMI Recourse Agreement: South Central Mortgage, Inc. ('SCMI') has agreed that, if the obligor on any Residential Mortgage or Contract for Deed sold to the Company by SCMI or its Affiliates, and that has had less than 12 payments made on it, defaults in the making of any payment or other obligation thereon during the period ending before the 12th payment after the Company bought that Residential Mortgage or Contract for Deed, then SCMI shall buy that Mortgage Investment from the Company or advance on a month-to-month basis, all lost interest, tax and insurance escrow payments, as well as any costs incurred by it related to curing the default or obtaining title of the property securing the defaulted obligation.

e.) Line-of-Credit Receivable, Affiliate: On January 1, 2005, but effective September 30, 2004, the Company entered into a First Amended and Restated Secured Line-of-credit Promissory Note and an Amended and Restated Security Agreement (collectively, the 'Amendment') with United Development Funding, L.P., ('UDF'). The Amendment amended the existing revolving line-of-credit facility ('Loan') to extend the term an additional five years and to increase the line-of-credit to $30 million. The purpose of the Loan is to finance UDF's investments in real estate development projects. The Amendment has two components: the Long Term Investment portion ('LTI') and the Bridge-Loan Investment portion ('BLI').

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

The Company monitors the line-of-credit for collectibility on a continuing basis based on the affiliate's payment history. No valuation allowance or charge to earnings was recorded for the periods ending June 30, 2005 and 2004 based on the Company's evaluation. Outstanding balances were $29,976,739 and $28,721,639, at June 30, 2005 and December 31, 2004, respectively.

f.) A two percent fee in the amount of $145,512 in 2005 and $188,000 in 2004 was paid to the Advisor as compensation for facilitating the Bayview securitization.

5. Investment In Trust Receivable

Prior to the Bayview securitization, all residential mortgages and contracts for deed were transferred to a qualified special purpose entity, wholly-owned by the Company.

6. Bayview Securitization
On January 28, 2005, United Mortgage Trust and two of its wholly-owned subsidiaries, UMT LT Trust as the 'Seller' and UMT Funding Trust as the 'Depositor,' both Maryland real estate investment trusts, simultaneously entered into agreements described below for the securitization of $9,700,797 principal amount of United Mortgage Trust mortgage loans through the private issuance of $7,275,598 in 9.25% Class A Notes (the 'Notes'). The Notes, together with $2,425,199 in Class B Certificates (the 'Certificates'), collectively referred to as the 'Securities' were issued by Wachovia Bank as Trustee (the 'Trustee') pursuant to a Trust Agreement dated as of January 1, 2005 between the Bank and the Depositor. The Class A Notes were then sold by the Depositor to Bayview Financial, L.P. ('Bayview'), pursuant to a Purchase Agreement dated as of January 26, 2005 (the 'Note Purchase Agreement') between Bayview, the Depositor and United Mortgage Trust. The Notes were sold pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.
The Securities evidence the entire beneficial ownership interest in a Trust Fund created under the Trust Agreement, which consists of a pool of performing first lien residential mortgage loans and contracts for deed (the 'Mortgage Loans') with an aggregate principal balance of $9,700,797 as of January 1, 2005. United Mortgage Trust transferred the Mortgage Loans (excluding the servicing rights) to the Seller as a capital contribution and the Seller sold the Mortgage Loans to the Depositor pursuant to a Mortgage Loan Sale Agreement dated as of January 1, 2005. The Mortgage Loan Sale Agreement includes a right on the part of the Depositor to require the Seller to repurchase certain Mortgage Loans upon the Seller's breach of a representation or warranty with respect to certain characteristics of the Mortgage Loans. United Mortgage Trust has agreed to guarantee the obligations of the Seller under the Mortgage Loan Sale Agreement, including the
                                  -7-
obligation of the Seller to repurchase Mortgage Loans as to which the Seller has breached a representation or warranty. The Class B Certificates give the Depositor the right to receipt all remaining monthly interest after all payments due on the Class A Notes and all principal and interest on the Mortgage Loans after retirement of the Class A Notes. The Class B Certificates will be retained by the Depositor.
Simultaneously with the Depositor's conveyance of the Mortgage Loans to the Trustee and pursuant to the terms of a Servicing Rights Transfer Agreement dated as of January 1, 2005 United Mortgage Trust, as owner of the servicing rights to the Mortgage Loans, transferred the servicing rights to the Mortgage Loans to Bayview and, pursuant to a SubServicing Agreement dated as of January 1, 2005 PSC agreed with Bayview to act as sub-servicer of the Mortgage Loans.
United Mortgage Trust intends to use the proceeds from this securitization for general corporate purposes.
The Company did not record a servicing asset or liability for the servicing rights retained as the fees that will be recorded will fairly compensate the assigned servicer for the costs to be incurred with such service, and the Company will pay all associated fees directly to PSC.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following section contains statements that are not historical facts and are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Our actual results may differ materially from those included in the forward-looking statements. We intend these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on our assumptions and describe future plans, strategies and expectations for ourselves, are generally identifiable by use of the words 'believe,' 'expect,' 'intend,' 'anticipate,' 'estimate,' 'project,' 'prospects,' or similar expressions as well as any statements referring to the plan of liquidation or possibility thereof. Our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and our future prospects on a consolidated basis include, without limitation, the following: the possibility of a merger with UMT Holdings, L.P. or other entity, changes in interest rates, economic conditions generally and conditions in the real estate and mortgage markets specifically; supply and demand for mortgages; legislative/regulatory changes (including changes to laws governing the taxation of REITs); availability of capital; competition; and policies and guidelines applicable to REITs. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

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

OFF BALANCE SHEET TRANSACTION

     On January 28, 2005, United Mortgage Trust and two of its wholly-owned subsidiaries, UMT LT Trust as the 'Seller' and UMT Funding Trust as the 'Depositor,' both Maryland real estate investment trusts, simultaneously entered into agreements described below for the securitization of $9,700,797 principal amount of United Mortgage Trust mortgage loans through the private issuance of $ 7,275,598 in 9.25% Class A Notes ('Notes'). The Notes, together with $2,425,199 in Class B Certificates (the 'Certificates'), collectively referred to as the 'Securities' were issued by Wachovia Bank as Trustee pursuant to a Trust Agreement dated as of January 1, 2005 between the Bank and the Depositor. The Class A Notes were then sold by the Depositor to Bayview Financial, L.P. ('Bayview'), pursuant to a Purchase Agreement dated as of January 26, 2005 (the 'Note Purchase Agreement') between Bayview, the Depositor and United Mortgage Trust. The Notes were sold pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.

     The Securities evidence the entire beneficial ownership interest in a Trust Fund created under the Trust Agreement, which consists of a pool of performing first lien residential mortgage loans and contracts for deed (the 'Mortgage Loans') with an aggregate principal balance of $9,700,797 as of January 1, 2005. United Mortgage Trust transferred the Mortgage Loans (excluding the servicing rights) to the Seller as a capital contribution and the Seller sold the Mortgage Loans to the Depositor pursuant to a Mortgage Loan Sale Agreement dated as of January 1, 2005. The Mortgage Loan Sale Agreement includes a right on the part of the Depositor to require the Seller to repurchase certain Mortgage Loans upon the Seller's breach of a representation or warranty with respect to certain characteristics of the Mortgage Loans. United Mortgage Trust has agreed to guarantee the obligations of the Seller under the Mortgage Loan Sale Agreement, including the obligation of the Seller to repurchase Mortgage Loans as to which the Seller has breached a representation or warranty. The Class B Certificates give the Depositor the right to receipt all remaining monthly interest after all payments due on the Class A Notes and all principal and interest on the Mortgage Loans after retirement of the Class A Notes. The Class B Certificates will be retained by the Depositor.

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

LOANS PURCHASED

     We did not acquire long-term assets during the second quarter 2005 or 2004. During the six-month periods of 2005 and 2004 we acquired 13 new residential mortgages with an aggregate principal balance of $239,000 and 3 residential mortgages with an aggregate unpaid principal balance of $124,000, respectively. In addition, during the six month period of 2004, 32 contracts for deed were refinanced into notes and deeds of trust and were retained by us.

     At the end of the June 2005 quarter, and with the culmination of the two Bayview Securitizations (one in April 2004 and the other described above), our mortgage portfolio changed significantly. We owned outright 45 residential mortgage loans and two rental properties. The balance of our interest in residential mortgages (442 individual loans) were securitized and held in trust on behalf of Bayview (Senior piece) and UMT LT Trust (Subordinate piece). Adding the three categories, the total unpaid principal balance on our books at June 30, 2005 was approximately $8,422,000, and the yield was 8.86%. We used the proceeds from the sale of the securitizations to pay down our line-of-credit; fund the UDF line-of-credit; and invest in interim mortgage loans. The unpaid balance on the UDF line-of-credit was approximately $30,000,000 and the yield for the quarter was 14.89%. Interim mortgages totaled approximately $74,982,000 (976 active loans at the end of the quarter) and the yield was 13.22%.

      At the end of the June 30, 2004, and after the close of the first Bayview Securitization, our mortgage portfolio in the aggregate consisted of 272 residential mortgages and 32 contracts for deed owned outright. The balance of our interest in residential mortgages (275 notes) were securitized and held in trust on behalf of Bayview (Senior piece) and UMT LT Trust (Subordinate piece). Adding all three categories, the total unpaid principal balance on our books at June 30, 2004 was approximately $16,267,000, and the yield was 10.44%. We used the proceeds from the sale of the securitizations to pay down our line-of-credit; fund the UDF line-of-credit; and invest in interim mortgage loans. The unpaid balance on the UDF line-of-credit was approximately $18,280,000 and the yield for the quarter was 13.77%. Interim mortgages totaled approximately $70,247,000 (1,045 active loans at the end of the quarter) and the yield was 12.22%.

     The following table illustrates percentage of our portfolio dedicated to each loan category:
-------------------------------------------------------
                                         June 30,
Loan Category                       2005          2004
--------------------------         --------------------
Interim Mortgages                    66%           66%
UDF Line-of-credit                   26%           17%
Securitized Loans                     4%            3%
Residential Mortgages/CFDs            4%           14%
-------------------------------------------------------

     All of the properties that are security for the mortgage investments are located in the United States. Each of the properties was adequately covered by a mortgagee's title insurance policy and hazard insurance.

     During the three and six months ended June 30, 2005 and 2004 our investments generated approximately $3,724,000 and $3,191,000 and $7,267,000 and $6,495,000 of interest income, respectively, 17% and 12% increases. The rise was attributed to mortgage investments purchased between periods, and the changing mix of the portfolio.

     Operating expenses for the three-month and six-month periods were approximately $877,000 and $719,000 and $2,720,000 and $1,368,000,
respectively, 22% and 99% increases, respectively. Increases can be primarily attributed to the following three categories:

Loan losses - $345,000 compared to $410,000 for the comparable three months (16% decrease) and $1,724,000 and $659,000 for the comparable six-month periods (162% increase), which included actual losses incurred of $403,000 and $454,000 for the comparable three-month periods and $1,542,000 and $827,000 during the comparable six-month periods. Loan losses increase or decrease depending on the number of foreclosed properties sold is a given period and the price the property is sold for versus our basis in the property.

Trust management fee - $239,000 and $193,000 for the comparable three months (24% increase) and $465,000 and $403,000 for the comparable six-month periods (15% increase). The trust management fee is calculated as a percentage of income producing assets. It will therefore increase or decrease when use of our credit line fluctuates and when our cash balances increase or decrease, driving our asset base up and down.

General and administrative - $196,000 and $91,000 for the comparable three months (115% increase) and $327,000 and $216,000 for the comparable six-month periods (51% increase). The increase during the comparable period was due to higher accounting service fee, legal fees, amortization expense of securitization transaction costs, postage expenses and printing expenses.

Interest expense - $89,000 and $1,500 for the comparable three months (5,830% increase) and $113,000 and $29,000 for the comparable six-month periods (290% increase). Increases and decrease in interest expense related to usage of our credit facility and interest rates.

    We are maintaining a loss reserve on interim mortgages of approximately 1% of cash flow for the six month period (1% of new funding of interim mortgages) after losses are realized during the period. We are maintaining a loss reserve on our long-term loans of approximately 45% of the value of foreclosed properties.

     Of the approximate $327,000,000 interim mortgages we have acquired, we have recorded losses of $980,000, 0.30% of the total. Of the $54,000,000 residential mortgages and contracts for deed we have acquired, we have recorded approximately $5,099,000 in losses, or 9.44% of the total. We anticipate loan losses to continue and therefore are continuing to monitor the adequacy of our loan loss reserve and we expect to adjust its level as needed.

     Our default rate as of June 30, 2005 and 2004 was 2.72% and 3.64% of income producing assets. The most significant portion of our defaults, as a percentage of type of asset is amongst residential mortgages and contracts for deed.

     Operating expenses, less interest expense, as a percentage of income were 21.16% and 22.49% for the comparable three-month periods and 35.87% and 20.62% for the comparable six-month periods, and operating expenses as a percentage of invested assets were 0.70% and 0.60% and 2.18% and 1.20% for the comparable three and six-month periods, respectively.

     Net income for the three and six months ended June 30, 2005 and 2004 was approximately $2,847,000 and $2,472,000, and $4,547,000 and $5,127,000, a 15%
increase between quarters and an 11% decrease between six-month periods, respectively. Net income per weighted average share of beneficial interest was $0.40 and $0.35 and $0.65 and $0.73, respectively, for the comparable three and six months, an increase of 14% between quarters and a decrease of 11% between six-month comparable periods.

    Distributions to shareholders per share of beneficial interest during the comparable periods were $0.40 and $0.46 per share during the comparable quarters, respectively and $0.80 and $0.92 for the comparable six month periods, respectively. We intend to lower our dividend to a 7% annualized rate for the third quarter of 2005 in order to recapture capital distributed in the past.

CAPITAL RESOURCES AND LIQUIDITY FOR THE THREE MONTHS AND SIX MONTHS ENDED June 30, 2005 AND 2004

     We utilize funds made available from the sale of our shares, funds made available on our bank line of credit and repayment of principal on our loans to purchase Mortgage Investments.

--------------------------------------------------------------------
                                         For the Three Months ended
                                                  June 30,
                                           2005              2004
                                        ----------------------------
Shares issued                                44,900           55,800
Proceeds from dividend reinvestment        $898,000       $1,116,000
Treasury shares purchased                 $(962,000)       $(839,000)
Principal receipts from Residential
  Mortgages and Contracts for Deed         $102,000         $925,000
Principal receipts from
  Interim Mortgages                     $18,263,000      $17,793,000
Net borrowings (payments on)
  line-of-credit, payable                $6,416,000       $9,456,000
--------------------------------------------------------------------

--------------------------------------------------------------------
                                         For the Six Months ended
                                                  June 30,
                                           2005              2004
                                        ----------------------------
Shares issued                                92,000          114,000
Proceeds from dividend reinvestment      $1,834,000       $2,074,000
Treasury shares purchased               $(1,968,000)     $(1,480,000)
Shares redeemed ' rescission offer           --            $(612,000)
Principal receipts from Residential
  Mortgages and Contracts for Deed         $536,000       $5,143,000
Principal receipts from
  Interim Mortgages                     $37,467,000      $34,902,000
Proceeds from the Bayview
  Securitization                         $7,276,000       $9,456,000
Net borrowings (payments on)
  line-of-credit, payable               $(3,364,000)           --
--------------------------------------------------------------------

     As of June 30, 2005, we had issued an aggregate of 7,775,404 shares of beneficial interest and repurchased into treasury, through our Share Repurchase Plan, 740,634 shares. Total shares outstanding were 7,034,770. Total capital raised was approximately $155,221,000.

     As of June 30, 2004, we had issued an aggregate of 7,586,922 shares of beneficial interest and repurchased into treasury, through our Share Repurchase Plan, 520,864 shares. Total shares outstanding were 7,066,058. Total capital raised was approximately $151,672,000.

     On November 8, 2004, with Trustee approval, the Company entered into a loan agreement with a bank providing the Company a $15,000,000 line-of-credit with a three year term. The line-of-credit payable was collateralized by certain interim mortgages. Interest is charged at the higher of the Prime Rate and the Fed Funds Rate plus one half of one percent on any given day. Interest on the outstanding balance was 6.75% on June 30, 2005 and 4.75% at June 30, 2004.

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

      We evaluate the effectiveness of our disclosure controls and procedures as of the end of each fiscal quarter. Based on our most recent evaluation, our CEO and CFO believe, and have certified, that our disclosure controls and procedures are effective to (1) ensure that material information relating to us is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and (2) provide reasonable assurance that our financial statements fairly present all material respects our financial condition and results of operations.

      Since the date of this most recent evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     We are offering up to 511,000 shares of beneficial interest at $20 per share through our dividend reinvestment plan. There are no commissions or fees paid from the proceeds. We use proceeds from the plan primarily to repurchase shares in our share redemption plan. Absent applications for repurchase, we use the proceeds to buy mortgage investments.

     The following table sets forth information relating to shares of beneficial interest issued and the use of proceeds of the offering during the three months and 6 months ended June 30, 2005:

                              Three months     Six months
-----------------------       ------------     ----------
Shares issued                   44,900           92,400
Gross offering proceeds        $898,000        $1,848,000


Item 3. Defaults Upon Senior Debentures.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.


Item 6. Exhibits.
See Exhibit Index for a description of the documents that are filed as Exhibits to this report on Form 10-Q or incorporated by reference herein.

EXHIBIT INDEX


Exhibit 10.1. Loan Agreement between the Company and Texas Capital
Bank, NA.

Exhibit 10.2. Loan Servicing Agreement between the Company and Prospect Service Corp.

Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there under duly authorized.


                                        UNITED MORTGAGE TRUST
                                        (Registrant)


Date:  August 8, 2005                   /S/Christine A. Griffin
                                         Christine A. Griffin
                                              President

Exhibit 10.1

                             LOAN AGREEMENT

                       Dated as of November 8, 2004

                                between

                          UNITED MORTGAGE TRUST
                                  and

                 TEXAS CAPITAL BANK, NATIONAL ASSOCIATION

ARTICLE I

Definitions                                                        1
Section 1.1 Definitions                                            1
Section 1.2 Accounting Matters                                    10
Section 1.3 Other Definitional Provisions                         10

ARTICLE II
Advances and Letters of Credit                                    10
Section 2.1 Advances.                                             10
Section 2.2 General Provisions Regarding Interest; Etc.           11
Section 2.3 Administration Fee                                    12
Section 2.4 Use of Proceeds                                       12
Section 2.5 Letters of Credit                                     12

ARTICLE III
Payments                                                          13
Section 3.1 Method of Payment                                     13
Section 3.2 Prepayments.                                          13
Section 3.3 Additional Costs in Respect of Letters of Credit      13

ARTICLE IV
Security                                                          13
Section 4.1 Collateral                                            13
Section 4.2 Setoff                                                14

ARTICLE V
Conditions Precedent                                              14
Section 5.1 Initial Extension of Credit                           14
Section 5.2 All Extensions of Credit                              15

ARTICLE VI
Representations and Warranties                                    16
Section 6.1 Corporate Existence                                   16
Section 6.2 Financial Statements; Etc                             16
Section 6.3 Action; No Breach                                     17
Section 6.4 Operation of Business                                 17
Section 6.5 Litigation and Judgments                              17
Section 6.6 Rights in Properties; Liens                           17
Section 6.7 Enforceability                                        17

Section 6.8 Approvals                                             17
Section 6.9 Debt                                                  17
Section 6.10 Taxes                                                18
Section 6.11 Use of Proceeds; Margin Securities                   18
Section 6.12 ERISA                                                18
Section 6.13 Disclosure                                           18
Section 6.14 Subsidiaries, Ventures, Etc.                         18
Section 6.15 Agreements                                           18
Section 6.16 Compliance with Laws                                 19
Section 6.17 Inventory                                            19
Section 6.18 Investment Company Act                               19
Section 6.19 Public Utility Holding Company Act                   19
Section 6.20 Environmental Matters.                               19
Section 6.21 Intellectual Property                                20
Section 6.22 Depository Relationship                              20
Section 6.23 Solvency                                             20
Section 6.24 Investments and Guaranties                           20
Section 6.25 Individual Mortgage Loans                            20

ARTICLE VII
Affirmative Covenants                                             22
Section 7.1 Reporting Requirements                                22
Section 7.2 Maintenance of Existence; Conduct of Business         24
Section 7.3 Maintenance of Properties                             24
Section 7.4 Taxes and Claims                                      24
Section 7.5 Insurance                                             24
Section 7.6 Inspection Rights                                     24
Section 7.7 Eligible Mortgage Paper Tracking                      24
Section 7.8 Keeping Books and Records                             25
Section 7.9 Compliance with Laws                                  25
Section 7.10 Compliance with Agreements                           25
Section 7.11 Further Assurances                                   25
Section 7.12 ERISA                                                25
Section 7.13 Title Insurance                                      25
Section 7.14 Insurance                                            25
Section 7.15 Appraisals                                           25
Section 7.16 Environmental                                        25
Section 7.17 Wells Fargo Debt                                     25

ARTICLE VIII
Negative Covenants                                                26
Section 8.1 Debt                                                  26
Section 8.2 Limitation on Liens                                   26

Section 8.3 Mergers, Etc                                          27
Section 8.4 Loans and Investments                                 27
Section 8.5 Transactions With Affiliates                          28
Section 8.6 Restricted Payments                                   28
Section 8.7 Limitation on Issuance of Equity                      28
Section 8.8 Disposition of Assets                                 28
Section 8.9 Sale and Leaseback                                    28
Section 8.10 Nature of Business                                   28
Section 8.11 Environmental Protection                             28
Section 8.12 Accounting                                           29
Section 8.13 Servicing Rights                                     29
Section 8.14 Actions With Respect To Mortgage Collateral          29
Section 8.15 No Negative Pledge                                   29
Section 8.16 Payment on Subordinated Debt                         29
Section 8.17 Proceeds of Loan                                     29

ARTICLE IX
Financial Covenants                                               29
Section 9.1 Tangible Net Worth                                    29
Section 9.2 Leverage Ratio                                       29
Section 9.3 Net Profit                                           29

ARTICLE X
Default                                                          30
Section 10.1 Events of Default                                   30
Section 10.2 Remedies Upon Default                               32
Section 10.3 Performance by Lender                               32
Section 10.4 Servicing Rights                                    32

ARTICLE XI
Miscellaneous                                                    32
Section 11.1 Expenses                                            32
Section 11.2 INDEMNIFICATION                                     33
Section 11.3 Limitation of Liability                             33
Section 11.4 No Duty                                             33
Section 11.5 Lender Not Fiduciary                                34
Section 11.6 Equitable Relief                                    34
Section 11.7 No Waiver; Cumulative Remedies                      34
Section 11.8 Successors and Assigns                              34
Section 11.9 Survival                                            34
Section 11.10 ENTIRE AGREEMENT; AMENDMENT                        34
Section 11.11 Notices                                            34

Section 11.12 Governing Law; Venue; Service of Process           35
Section 11.13 Counterparts                                       35
Section 11.14 Severability                                       35
Section 11.15 Headings                                           35
Section 11.16 Participations; Etc                                35
Section 11.17 Construction                                       36
Section 11.18 Independence of Covenants                          36
Section 11.19 WAIVER OF JURY TRIAL                               36
Section 11.20 Arbitration.                                       36
Section 11.21 Additional Interest Provision                      38
Section 11.22 Ceiling Election                                   39

                           LOAN AGREEMENT

THIS LOAN AGREEMENT (the "Agreement"), dated as of November 8, 2004, is between UNITED MORTGAGE TRUST, a Maryland real estate investment trust ("Borrower"), and TEXAS CAPITAL BANK, NATIONAL ASSOCIATION, a national banking association (the "Lender").

                         R E C I T A L S:
Borrower has requested that Lender extend credit to Borrower as described in this Agreement. Lender is willing to make such credit available to Borrower upon and subject to the provisions, terms and conditions hereinafter set forth.

NOW THEREFORE, in consideration of the premises and the mutual covenants herein contained, the parties hereto agree as follows:

                             ARTICLE I
                            DEFINITIONS

Section 1.1 Definitions. As used in this Agreement, all exhibits, appendices and schedules hereto and in any note, certificate, report or other Loan Documents made or delivered pursuant to this Agreement, the following terms will have the meanings given such terms in this Section 1 or in the provision, section or recital referred to below:

"AAA" has the meaning for such term set forth in Section 11.20 of the Agreement.

"Advance" means an advance by Lender to Borrower pursuant to Article II or any advance made by Lender to cover any drawing under any Letters of Credit.

"Advance Request Form" means a certificate, in a form approved by Lender, properly completed and signed by Borrower requesting a Revolving Credit Advance.

"Affiliate" means, as to any Person, any other Person (a) that directly or indirectly, through one or more intermediaries, controls or is controlled by, or is under common control with, such Person; (b) that directly or indirectly beneficially owns or holds five percent (5%) or more of any class of voting stock of such Person; or (c) five percent (5%) or more of the voting stock of which is directly or indirectly beneficially owned or held by the Person in question. The term "control" means the possession, directly or indirectly, of the power to direct or cause direction of the management and policies of a Person, whether through the ownership of voting securities, by contract, or otherwise; provided, however, in no event shall Lender be deemed an Affiliate of Borrower or any of its Subsidiaries or Affiliates.

"Agreement" has the meaning set forth in the Introductory Paragraph hereto, as the same may, from time to time, be amended, modified, restated, renewed, waived, supplemented, or otherwise changed, and includes all schedules, exhibits and appendices attached or otherwise identified therewith.

"Allonge" means an Allonge to a Mortgage Note in form and substance similar to Exhibit E.

"Borrowing Base" means, at any time, an amount equal eighty to percent (80%) of the aggregate principal amount of the loans outstanding under the Eligible Mortgage Loans.

"Borrowing Base Report" means, as of any date of preparation, a certificate setting forth the Borrowing Base (in a form acceptable to Lender in substantially the form of Exhibit A attached hereto) prepared by and certified by the chief financial officer of Borrower.

"Borrower" means the Person identified as such in the Introductory Paragraph hereof, and its successors and assigns.

"Business Day" has the meaning assigned to it in the Notes.

"Capital Lease Obligation" shall mean the amount of Debt under a lease of Property by a Person that would be shown as a liability on a balance sheet of such Person prepared for financial reporting purposes in accordance with GAAP.

"Code" means the Internal Revenue Code of 1986, as amended, and the regulations promulgated and rulings issued thereunder.

"Collateral" has the meaning for such term set forth in Section 4.1 of this Agreement.

"Collateral Agent" means Michele A. Cadwell, P.C., a Texas professional corporation or such other person who agrees to hold the Possession Mortgage Paper for the benefit of Lender pursuant to a Bailment
Agreement satisfactory to Lender.

"Commitment" means the obligation of Lender to make Revolving Credit Advances pursuant to Section 2.1 in an aggregate principal amount at any time outstanding up to but not exceeding Fifteen Million Dollars ($15,000,000), subject, however, to termination pursuant to Section 10.2.

"Compliance Certificate" means a certificate, substantially in the form of Exhibit B attached hereto, prepared by and executed by the chief financial officer of Borrower.

"Constituent Documents" means (i) in the case of a corporation, its articles or certificate of incorporation and bylaws; (ii) in the case of a general partnership, its partnership agreement; (iii) in the case of a limited partnership, its certificate of limited partnership and partnership agreement; (iv) in the case of a trust, its trust agreement; (v) in the case of a joint venture, its joint venture agreement; (vi) in the case of a limited liability company, its articles of organization and operating agreement or regulations; and
(vii) in the case of any other entity, its organizational and governance documents and agreements.

"Debt" means as to any Person at any time (without duplication): (a) all obligations of such Person for borrowed money, (b) all obligations of such Person evidenced by bonds, notes, debentures, or other similar instruments, (c) all obligations of such Person to pay the deferred purchase price of property or services, except trade accounts payable of such Person arising in the ordinary course of business that are not past due by more than ninety (90) days, (d) all Capital Lease Obligations of such Person, (e) all Debt or other obligations of others Guaranteed by such Person, (f) all obligations secured by a Lien existing on property owned by such Person, whether or not the obligations secured thereby have been assumed by such Person or are non-recourse to the credit of such Person, (g) any other obligation for borrowed money or other financial accommodations which in accordance with GAAP would be shown as a liability on the balance sheet of such Person, (h) any repurchase obligation or liability of a Person with respect to accounts, chattel paper or notes receivable sold by such Person, (i) any liability under a sale and leaseback transaction that is not a Capital Lease Obligation, (j) any obligation under any so called "synthetic leases", (k) any obligation arising with respect to any other transaction that is the functional equivalent of borrowing but which does not constitute a liability on the balance sheets of a Person, (l) all reimbursement obligations of such Person (whether contingent or otherwise) in respect of letters of credit, bankers' acceptances, surety or other bonds and similar instruments, and (m) all liabilities of such Person in respect of unfunded vested benefits under any Plan.

"Default" means an Event of Default or the occurrence of an event or condition which with notice or lapse of time or both would become an Event of Default.

"Default Interest Rate" has the meaning assigned to it in the Notes.

"Disclosure Schedule" means the schedule of the same name attached hereto.

"Dispute" means any action, dispute, claim or controversy of any kind, whether in contract or tort, statutory or common law, legal or equitable, now existing or hereafter arising under or in connection with, or in any way pertaining to, this Agreement and each other document, contract and instrument required hereby or now or hereafter delivered to Lender in connection herewith, or any past, present or future extensions of credit and other activities, transactions or obligations of any kind related directly or indirectly to any of the foregoing documents, including without limitation, any of the foregoing arising in connection with the exercise of any self-help, ancillary or other remedies pursuant to any of the foregoing documents.

"Dollars" and "$" mean lawful money of the United States of America.

"Eligible Mortgage Loans" means, at any time, any Mortgage Loan of Borrower, created in the ordinary course of business, acceptable to Lender and satisfies the following conditions:

(a) All Mortgage Paper evidencing and securing a Second Tier Loan made with the proceeds of such Mortgage Loan have been assigned, transferred, endorsed and delivered to Borrower pursuant to such form documents, instruments and agreements previously approved by Lender;

(b) The Mortgage Paper is effectively pledged to Lender and in respect of which Lender has a first perfected Lien not subject to any other Liens or claims of any kind;

(c) The Possession Mortgage Paper has been delivered to Collateral Agent, or such other person designated by Lender;

(d) The outstanding principal balance of the Mortgage Paper is not greater than $200,000;

(e) The Mortgage Paper is secured by a first and prior deed of trust or mortgage lien encumbering a site-built single-family residence;

(f) The Mortgage Paper is not secured by a "contract for deed";

(g) The Mortgage Paper is not more than thirty (30) days past due;

(h) The Mortgage Paper has not been modified or amended to waive or defer more than one scheduled payment thereunder;

(i) The original maturity of the Mortgage Paper may not exceed twelve months from its origination and, together with any extension thereof, may not exceed eighteen months in the aggregate;

(j) The outstanding principal amount of the Mortgage Paper may not exceed eighty percent (80%) of the anticipated value of the property secured thereby after improvements and repairs are made thereto;

(k) Each of the related Mortgage Note and Mortgage is genuine and is the legal, valid, binding and enforceable obligations of the maker thereof, not subject to a right of rescission, set-off, counterclaim or defense;

(l) The related Mortgage Note has not been extinguished under relevant state law in connection with a judgment of foreclosure or foreclosure sale or otherwise;

(m) The related mortgaged property is not the subject to a foreclosure proceeding; and

(n) The mortgagor is not subject to a bankruptcy or insolvency proceeding.

"Eligible Mortgage Paper" all Mortgage Paper relating to Eligible
Mortgage Loans.

"Environmental Laws" means any and all federal, state, and local laws, regulations, judicial decisions, orders, decrees, plans, rules, permits, licenses, and other governmental restrictions and requirements pertaining to health, safety, or the environment, including, without limitation, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, 42 U.S.C. ' 9601 et seq., the Resource Conservation and Recovery Act of 1976, 42 U.S.C. ' 6901 et seq., the Occupational Safety and Health Act, 29 U.S.C. ' 651 et seq., the Clean Air Act, 42 U.S.C. ' 7401 et seq., the Clean Water Act, 33 U.S.C. ' 1251 et seq., and the Toxic Substances Control Act, 15 U.S.C. ' 2601 et seq., as the same may be amended or supplemented from time to time.

"Environmental Liabilities" means, as to any Person, all liabilities, obligations, responsibilities, Remedial Actions, losses, damages, punitive damages, consequential damages, treble damages, costs, and expenses, (including, without limitation, all reasonable fees, disbursements and expenses of counsel, expert and consulting fees and costs of investigation and feasibility studies), fines, penalties, sanctions, and interest incurred as a result of any claim or demand, by any Person, whether based in contract, tort, implied or express warranty, strict liability, criminal or civil statute, including any Environmental Law, permit, order or agreement with any Governmental Authority or other Person, arising from environmental, health or safety conditions or the Release or threatened Release of a Hazardous Material into the environment, resulting from the past, present, or future operations of such Person or its Affiliates.

"ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time, and the regulations and published interpretations thereunder.

"ERISA Affiliate" means any corporation or trade or business which is a member of the same controlled group of corporations (within the meaning of Section 414(b) of the Code) as Borrower or is under common control (within the meaning of Section 414(c) of the Code) with Borrower.

"Event of Default" has the meaning specified in Section 10.1.

"GAAP" means generally accepted accounting principles, applied on a consistent basis, as set forth in Opinions of the Accounting Principles Board of the American Institute of Certified Public Accountants and/or in statements of the Financial Accounting Standards Board and/or their respective successors and which are applicable in the circumstances as of the date in question. Accounting principles are applied on a "consistent basis" when the accounting principles applied in a current period are comparable in all material respects to those accounting principles applied in a preceding period.

"Governmental Authority" means any nation or government, any state or political subdivision thereof and any entity exercising executive, legislative, judicial, regulatory, or administrative functions of or pertaining to government.

"Guarantee" by any Person means any obligation, contingent or otherwise, of such Person directly or indirectly guaranteeing any Debt or other obligation of any other Person as well as any obligation or liability, direct or indirect, contingent or otherwise, of such Person
(a) to purchase or pay (or advance or supply funds for the purchase or payment of) such Debt or other obligation or liability (whether arising by virtue of partnership arrangements, by agreement to keep-well, to purchase assets, goods, securities or services, to operate Property, to take-or-pay, or to maintain net worth or working capital or other financial statement conditions or otherwise) or (b) entered into for the purpose of indemnifying or assuring in any other manner the obligee of such Debt or other obligation or liability of the payment thereof or to protect the obligee against loss in respect thereof (in whole or in part), provided that the term Guarantee shall not include endorsements for collection or deposit in the ordinary course of business. The term "Guarantee" used as a verb has a corresponding meaning.

"Guarantor" means Todd Etter and any other Person who from time to time guarantees all or any part of the Obligations.

"Guaranty" means a written guaranty of each Guarantor in favor of Lender, in form and substance satisfactory to Lender, as the same may be amended, modified, restated, renewed, replaced, extended, supplemented or otherwise changed from time to time.

"Hazardous Material" means any substance, product, waste, pollutant, material, chemical, contaminant, constituent, or other material which is or becomes listed, regulated, or addressed under any Environmental Law, including, without limitation, asbestos, petroleum, and polychlorinated biphenyls.

"Letter of Credit" means any letter of credit issued by Lender for the account of or at the direction of Borrower pursuant to Article II of this Agreement.

"Letter of Credit Liabilities" means, at any time, the aggregate face amounts of all outstanding Letters of Credit, plus any amounts drawn under any Letters of Credit for which Lender has not been fully reimbursed by Borrower (unless Lender, in its sole discretion, has cleared the drawn amount by means of an Advance under the Revolving Credit Note, in which case the drawn amount would not constitute a Letter of Credit Liability).

"Letter of Credit Request Form or Application" means a certificate or agreement, in a form acceptable to Lender, properly completed and signed by Borrower requesting issuance of a Letter of Credit and containing provisions for fees for the issuance of Letters of Credit, repayment of drawn letters of credit, the interest rate applicable to drawn and unpaid Letters of Credit, and such other matters as Lender may require.

"Leverage Ratio" means, at any particular time, the ratio of Consolidated Liabilities to Consolidated Tangible Net Worth.

"Liabilities" means, at any particular time, all amounts which, in conformity with GAAP, would be included as liabilities on a balance sheet of a Person.

"Lien" means any lien, mortgage, security interest, tax lien, pledge, charge, hypothecation, assignment, preference, priority, or other encumbrance of any kind or nature whatsoever (including, without limitation, any conditional sale or title retention agreement), whether arising by contract, operation of law, or otherwise.

"Loan Documents" means this Agreement and all promissory notes, security agreements, deeds of trust, assignments, letters of credit, guaranties, and other instruments, documents, and agreements executed and delivered pursuant to or in connection with this Agreement, as such instruments, documents, and agreements may be amended, modified, renewed, restated, extended, supplemented, replaced, consolidated, substituted, or otherwise changed from time to time.

"Material Adverse Effect" means any material adverse effect on (a) the business, assets, financial condition, results of operations or prospects of Borrower and its Subsidiaries taken as a whole, (b) the business, assets, financial condition, results of operations or prospects of Borrower individually, (c) the validity or enforceability of any of the Loan Documents or the Liens, rights and/or remedies of Lender thereunder, or (d) the ability of any Obligated Party to pay and perform its indebtedness, liabilities and/or obligations under any of the Loan Documents.

"Maximum Lawful Rate" means, at any time, the maximum rate of interest which may be charged, contracted for, taken, received or reserved by Lender in accordance with applicable Texas law (or applicable United States federal law to the extent that such law permits Lender to charge, contract for, receive or reserve a greater amount of interest than under Texas law). The Maximum Lawful Rate shall be calculated in a manner that takes into account any and all fees, payments, and other charges in respect of the Loan Documents that constitute interest under applicable law. Each change in any interest rate provided for herein based upon the Maximum Lawful Rate resulting from a change in the Maximum Lawful Rate shall take effect without notice to Borrower at the time of such change in the Maximum Lawful Rate.

"Mortgage" means a mortgage or deed of trust, on standard forms in form and substance satisfactory to Lender, securing a Mortgage Note and granting a perfected first priority lien on residential real property consisting of land and a single-family dwelling thereon.

"Mortgage Assignment" means an instrument duly executed and in recordable form assigning a Mortgage, in blank and all like intervening instruments that have been executed with respect to such Mortgage and which is in form and substance similar to Exhibit D hereto.

"Mortgage Collateral" all Mortgage Notes (a) which are made payable to the order of Borrower or have been endorsed (without restriction or limitation) payable to the order of Borrower, (b) in which Lender has been granted and continues to hold a perfected first priority security interest, (c) which are in form and substance acceptable to Lender in its reasonable discretion, (d) and which are secured by Mortgages.

"Mortgage Loan" means a site-built single-family residence mortgage loan which is evidenced by a Mortgage Note and secured by a Mortgage, together with the rights and obligations of a holder thereof and payments thereon and proceeds therefrom.

"Mortgage Note" means a promissory note or other evidence of indebtedness evidencing the indebtedness of an Obligor under a Mortgage Loan.

"Mortgage Paper" with respect to any Mortgage Loan, the Mortgage Note, Mortgage and all other documents, instruments and agreements relating to such Mortgage Loan.

"Multiemployer Plan" means a multiemployer plan defined as such in
Section 3(37) of ERISA to which contributions have been made by Borrower or any ERISA Affiliate and which is covered by Title IV of ERISA.

"Notes" means, collectively, all promissory notes (and "Note" means any of such Notes) executed at any time by Borrower and payable to the order of Lender, as amended, renewed, replaced, extended, supplemented, consolidated, restated, modified, otherwise changed and/or increased from time to time.

"Obligated Party" means the Guarantor or any other Person who is or becomes party to any agreement that guarantees or secures payment and performance of the Obligations or any part thereof.

"Obligations" means all obligations, indebtedness, and liabilities of Borrower, each Guarantor and any other Obligated Party to Lender or Affiliates of Lender, or both, now existing or hereafter arising, whether direct, indirect, related, unrelated, fixed, contingent, liquidated, unliquidated, joint, several, or joint and several, including, without limitation, the obligations, indebtedness, and liabilities under this Agreement, any Swap Contract, the other Loan Documents (including, without limitation, all Letter of Credit Liabilities), any cash management or treasury services agreements and all interest accruing thereon (whether a claim for post-filing or post-petition interest is allowed in any insolvency, reorganization or similar proceeding) and all attorneys' fees and other expenses incurred in the enforcement or collection thereof.

"Obligor" means the Person or Persons obligated to pay the indebtedness which is the subject of a Mortgage Loan.

"Origination Fee" means $150,000.

"PBGC" means the Pension Benefit Guaranty Corporation or any entity succeeding to all or any of its functions under ERISA.

"Person" means any individual, corporation, limited liability company, business trust, association, company, partnership, joint venture, Governmental Authority, or other entity, and shall include such Person's heirs, administrators, personal representatives, executors, successors and assigns.

"Plan" means any employee benefit or other plan established or maintained by Borrower or any ERISA Affiliate and which is covered by Title IV of ERISA.

"Possession Mortgage Paper" means with respect to any Eligible Mortgage Loan, the Mortgage Note, Allonge, Mortgage, Mortgage Assignments relating thereto and any and all other documents, instruments and agreement which evidence the pledge, assignment, transfer, endorsement and delivery of such Mortgage Documents from a Second Tier Lender to Borrower.

"Principal Office" means the principal office of Lender, presently located at 2100 McKinney Avenue, Suite 900, Dallas, Texas 75201.

"Prohibited Transaction" means any transaction set forth in Section 406 of ERISA or Section 4975 of the Code.

"Property" of a Person means any and all property, whether real, personal, tangible, intangible or mixed, of such Person, or any other assets owned, operated or leased by such Person.

"Related Indebtedness" has the meaning set forth in Section 11.21 of this Agreement.

"Release" means, as to any Person, any release, spill, emission, leaking, pumping, injection, deposit, disposal, disbursement, leaching, or migration of Hazardous Materials into the indoor or outdoor environment or into or out of property owned by such Person, including, without limitation, the movement of Hazardous Materials through or in the air, soil, surface water, ground water, or property.

"Remedial Action" means all actions required to (a) clean up, remove, treat, or otherwise address Hazardous Materials in the indoor or outdoor environment, (b) prevent the Release or threat of Release or minimize the further Release of Hazardous Materials so that they do not migrate or endanger or threaten to endanger public health or welfare or the indoor or outdoor environment, or (c) perform pre-remedial studies and investigations and post-remedial monitoring and care.

"Reportable Event" means any of the events set forth in Section 4043 of ERISA.

"Revolving Credit Advance" means any Advance made by Lender to Borrower pursuant to Section 2.1(a) of this Agreement.

"Revolving Credit Note" means the promissory note of Borrower payable to the order of Lender, in substantially the form of Exhibit C hereto, and all amendments, extensions, renewals, replacements, and modifications thereof.

"Second Tier Lenders" UMTH Lending Company, L.P., UMTH Lending Company, FL, L.P., Ready America Funding, LP, Residential Development
Corporation, HomeVestors Investments, Inc., and Capital Plus, Inc.

"Second Tier Loans" Mortgage Loans made by Second Tier Lenders evidenced by Eligible Mortgage Paper that is pledged and assigned to Borrower.

"Security Agreement" means the Security Agreement of Borrower in favor of Lender, in form and substance satisfactory to Lender, as the same may be amended, restated, supplemented, modified, or changed from time to time.

"Security Documents" means each and every Security Agreement, Guaranty, pledge, mortgage, deed of trust or other collateral security agreement required by or delivered to Lender from time to time to secure the Obligations or any portion thereof.

"Subordinated Debt" means any Debt of Borrower (other than the Obligations) that has been subordinated to the Obligations by written agreement, in form and content satisfactory to Lender.

"Subsidiary" means (a) any corporation of which at least a majority of the outstanding shares of stock having by the terms thereof ordinary voting power to elect a majority of the board of directors of such corporation (irrespective of whether or not at the time stock of any other class or classes of such corporation shall have or might have voting power by reason of the happening of any contingency) is at the time directly or indirectly owned or controlled by Borrower or one or more of the Subsidiaries or by Borrower and one or more of the Subsidiaries; and (b) any other entity (i) of which at least a majority of the ownership, equity or voting interest is at the time directly or indirectly owned or controlled by one or more of Borrower and the Subsidiaries and (ii) which is treated as a subsidiary in accordance with GAAP. Notwithstanding the foregoing, the term "Subsidiary" shall not include United Development Funding, a Nevada limited partnership or United Development Funding II, a Nevada limited partnership.

"Swap Contract" means any agreement (including related confirmations and schedules) between Borrower and Lender or any Affiliate of Lender now existing or hereafter entered into which is, or relates to, a rate swap, basis swap, forward rate transaction, cap transaction, floor transaction, collar transaction or any other similar transactions (including any option with respect to any of these transactions) or any combination thereof.

"Tangible Net Worth" means, at any particular time, all amounts which, in conformity with GAAP, would be included as stockholders' equity on a balance sheet of a Person; provided, however, there shall be excluded therefrom: (a) any amount at which the equity of such Person appears as an asset on such Person's balance sheet, (b) goodwill, including any amounts, however designated, that represent the excess of the purchase price paid for assets or stock over the value assigned thereto, (c) patents, trademarks, trade names, and copyrights, (d) deferred expenses, (e) loans and advances to any stockholder, director, officer, or employee of the Person or any Affiliate of Person, Borrower, and
(f) all other assets which are properly classified as intangible assets.

"Termination Date" means 11:00 A.M. Dallas, Texas time on November 8, 2007, or such earlier date on which the Commitment terminates as provided in this Agreement.

"UCC" means the Uniform Commercial Code as in effect in the State of Texas and/or any other jurisdiction, the laws of which may be applicable to or in connection with the creation, perfection or priority of any Lien on any Property created pursuant to any Loan
Document.

"Wells Fargo Debt" means the letters of credit issued by Wells Fargo Bank, N.A. for the benefit of Borrower in the aggregate face amount of $1,453,122.00.

SECTION 1.2 ACCOUNTING MATTERS. Any accounting term used in this Agreement or the other Loan Documents shall have, unless otherwise specifically provided therein, the meaning customarily given such term in accordance with GAAP, and all financial computations thereunder shall be computed, unless otherwise specifically provided therein, in accordance with GAAP consistently applied; provided, that all financial covenants and calculations in the Loan Documents shall be made in accordance with GAAP as in effect on the date of this Agreement unless Borrower and Lender shall otherwise specifically agree in writing.
That certain items or computations are explicitly modified by the phrase "in accordance with GAAP" shall in no way be construed to limit the foregoing.

SECTION 1.3 OTHER DEFINITIONAL PROVISIONS. All definitions contained in this Agreement are equally applicable to the singular and plural forms of the terms defined. The words "hereof", "herein", and "hereunder" and words of similar import referring to this Agreement refer to this Agreement as a whole and not to any particular provision of this Agreement. Unless otherwise specified, all Article and Section references pertain to this Agreement. Terms used herein that are defined in the UCC, unless otherwise defined herein, shall have the meanings specified in the UCC.

                              ARTICLE II
                    ADVANCES AND LETTERS OF CREDIT

SECTION 2.1 ADVANCES.

(a) Revolving Credit Advances. Subject to the terms and conditions of this Agreement, Lender agrees to make one or more Revolving Credit Advances to Borrower from time to time from the date hereof to and including the Termination Date in an aggregate principal amount at any time outstanding up to but not exceeding the amount of the Commitment, provided that the aggregate amount of all Revolving Credit Advances at any time outstanding shall not exceed the lesser of (i) the amount of the Commitment minus all outstanding Letter of Credit Liabilities or
(ii) the Borrowing Base minus all outstanding Letter of Credit Liabilities. Subject to the foregoing limitations, and the other terms and provisions of this Agreement, Borrower may borrow, repay, and reborrow hereunder.

(b) The Revolving Credit Note. The obligation of Borrower to repay the Revolving Credit Advances and interest thereon shall be evidenced by the Revolving Credit Note executed by Borrower, payable to the order of Lender, in the principal amount of the Commitment as originally in effect, and dated the date hereof.

(c) Repayment of Revolving Credit Advances. Borrower shall repay the unpaid principal amount of all Advances on the Termination Date, unless sooner due by reason of acceleration by Lender as provided in this Agreement.

(d) Interest. The unpaid principal amount of the Revolving Credit Note shall, subject to the following sentence, bear interest as provided in the Revolving Credit Note. If at any time the rate of interest specified in the Revolving Credit Note would exceed the Maximum Lawful Rate but for the provisions thereof limiting interest to the Maximum Lawful Rate, then any subsequent reduction shall not reduce the rate of interest on the Revolving Credit Advances below the Maximum Lawful Rate until the aggregate amount of interest accrued on the Revolving Credit Advances equals the aggregate amount of interest which would have accrued on the Revolving Credit Advances if the interest rate had not been limited by the Maximum Lawful Rate. Accrued and unpaid interest on the Revolving Credit Advances shall be payable as provided in the Revolving Credit Note and on the Termination Date.

(e) Borrowing Procedure. Borrower shall give Lender notice of each Revolving Credit Advance by means of an Advance Request Form containing the information required therein and delivered (by hand or by mechanically confirmed facsimile) to Lender no later than 1:00 p.m. (Texas time) on the day on which the Revolving Credit Advance is desired to be funded. Advances shall be in a minimum amount of $10,000. Lender at its option may accept telephonic requests for such Advances, provided that such acceptance shall not constitute a waiver of Lender's right to require delivery of an Advance Request Form in connection with subsequent Advances. Any telephonic request for a Revolving Credit Advance by Borrower shall be promptly confirmed by submission of a properly completed Advance Request Form to Lender, but failure to deliver an Advance Request Form shall not be a defense to payment of the Advance. Lender shall have no liability to Borrower for any loss or damage suffered by Borrower as a result of Lender's honoring of any requests, execution of any instructions, authorizations or agreements or reliance on any reports communicated to it telephonically, by facsimile or electronically and purporting to have been sent to Lender by Borrower and Lender shall have no duty to verify the origin of any such communication or the identity or authority of the Person sending it. Subject to the terms and conditions of this Agreement, each Revolving Credit Advance shall be made available to Borrower by depositing the same, in immediately available funds, in an account of Borrower designated by Borrower maintained with Lender at the Principal Office.

(f) Intentionally Deleted.

SECTION 2.2 GENERAL PROVISIONS REGARDING INTEREST; ETC.

(a) Any outstanding principal of any Advance and (to the fullest extent permitted by law) any other amount payable by Borrower under this Agreement or any other Loan Document that is not paid in full when due (whether at stated maturity, by acceleration, or otherwise) shall bear interest at the Default Interest Rate for the period from and including the due date thereof to but excluding the date the same is paid in full. Additionally, upon the occurrence of an Event of Default (and from the date of such occurrence) all outstanding and unpaid principal amounts of all of the Obligations shall, to the extent permitted by law, bear interest at the Default Interest Rate until such time as Lender shall waive in writing the application of the Default Interest Rate to such Event of Default situation. Interest payable at the Default Interest Rate shall be payable from time to time on demand.

(b) Computation of Interest. Interest on the Advances and all other amounts payable by Borrower hereunder shall be computed on the basis of a year of 360 days and the actual number of days elapsed (including the first day but excluding the last day) unless such calculation would result in a usurious rate, in which case interest shall be calculated on the basis of a year of 365 or 366 days, as the case may be.

SECTION 2.3 ADMINISTRATION FEE. In the event Lender takes physical possession of the Eligible Mortgage Paper, Borrower shall pay Lender an administration fee in the amount of $2,000 each month, due and payable on the first of each month.

SECTION 2.4 USE OF PROCEEDS. The proceeds of the Revolving Credit Advances shall be used by Borrower for working capital purposes and to make Loans, or to refinance Loans previously made by Borrower, to the Second Tier Lenders for the purpose of making Second Tier Loans, provided the Eligible Mortgage Paper evidencing and securing each
Second Tier Loans is collaterally assigned and pledged to Borrower and, subsequently, to Lender, in form and substance satisfactory to Lender.
Section 2.5	Letters of Credit.  Subject to the terms and conditions of
this Agreement, Lender agrees to issue one or more Letters of Credit for the account of Borrower from time to time from the date hereof to and including the Termination Date; provided, however, that the outstanding Letter of Credit Liabilities shall not at any time exceed the lesser of (a) Two Million Five Hundred Thousand and No/100 ($2,500,000), (b) an amount equal to the amount of the Commitment minus the outstanding Advances, or (c) the Borrowing Base minus the outstanding Revolving Credit Advances. Each Letter of Credit shall not have an expiration date beyond the Termination Date, shall be payable in Dollars, shall have a minimum face amount of $50,000, must support a transaction that is entered into in the ordinary course of Borrower's business, must be satisfactory in form and substance to Lender, will be subject to the payment of such Letter of Credit fees as Lender may require, including, without limitation, an issuance fee of 1% per annum of the face amount of each Letter of Credit, and shall be issued pursuant to such documents and instruments executed by Borrower (including, without limitation, a Letter of Credit Application as then in effect) as Lender may require.

Each payment by Lender pursuant to a drawing under a Letter of Credit is due and payable ON DEMAND, and at the sole option of Lender, can be charged by Lender as (and will be deemed to be) a Revolving Credit Advance by Lender to Borrower under the Note and this Agreement as of the day and time such payment is made by Lender and in the amount of such payment.

                            ARTICLE III
                             PAYMENTS

SECTION 3.1 METHOD OF PAYMENT. All payments of principal, interest, and other amounts to be made by Borrower under this Agreement and the other Loan Documents shall be made to Lender at the Principal Office in Dollars and immediately available funds, without setoff, deduction, or counterclaim, and free and clear of all taxes at the time and in the manner provided in the Notes.

SECTION 3.2 PREPAYMENTS.

(a) Voluntary Prepayments. Borrower may prepay all or any portion of the Revolving Credit Note to the extent and in the manner provided for therein.

(b) Mandatory Prepayment. Borrower must pay on DEMAND the amount by which at any time the unpaid principal balance of the Revolving Credit Note, plus the aggregate Letter of Credit Liabilities, exceed the Borrowing Base.

SECTION 3.3 ADDITIONAL COSTS IN RESPECT OF LETTERS OF CREDIT. If as a result of any Regulatory Change there shall be imposed, modified, or deemed applicable any tax, reserve, special deposit, or similar requirement against or with respect to or measured by reference to Letters of Credit issued or to be issued hereunder or Lender's commitment to issue Letters of Credit hereunder, and the result shall be to increase the cost to Lender of issuing or maintaining any Letter of Credit or its commitment to issue Letters of Credit hereunder or reduce any amount receivable by Lender hereunder in respect of any Letter of Credit (which increase in cost, or reduction in amount receivable, shall be the result of Lender's reasonable allocation of the aggregate of such increases or reductions resulting from such event), then, upon demand by Lender, Borrower agrees to pay Lender, from time to time as specified by Lender, such additional amounts as shall be sufficient to compensate Lender for such increased costs or reductions in amount. A statement as to such increased costs or reductions in amount incurred by Lender, submitted by Lender to Borrower, shall be conclusive as to the amount thereof, provided that the determination thereof is made on a reasonable basis.

                              ARTICLE IV
                               SECURITY

SECTION 4.1 COLLATERAL. To secure full and complete payment and performance of the Obligations, Borrower shall execute and deliver or cause to be executed and delivered all of the Security Documents required by Lender covering the Property and collateral described in such Security Documents, including, without limitation, delivery of all Possession Mortgage Paper of Borrower to the Collateral Agent (which, together with any other Property and collateral described in the Security Agreement, and any other property which may now or hereafter secure the Obligations or any part thereof, is sometimes herein called the "Collateral"). Borrower shall execute and cause to be executed such further documents and instruments, including without limitation, UCC financing statements, as Lender, in its sole discretion, deems necessary or desirable to create, evidence, preserve, and perfect its liens and security interests in the Collateral.

SECTION 4.2 SETOFF. If an Event of Default shall have occurred and be continuing, Lender shall have the right to set off and apply against the Obligations in such manner as Lender may determine, at any time and without notice to Borrower, any and all deposits (general or special, time or demand, provisional or final) or other sums at any time credited by or owing from Lender to Borrower whether or not the Obligations are then due. As further security for the Obligations, Borrower hereby grants to Lender a security interest in all money, instruments, and other property of Borrower now or hereafter held by Lender, including, without limitation, property held in safekeeping.
In addition to Lender's right of setoff and as further security for the Obligations, Borrower hereby grants to Lender a security interest in all deposits (general or special, time or demand, provisional or final) and other accounts of Borrower now or hereafter on deposit with or held by Lender and all other sums at any time credited by or owing from Lender to Borrower. The rights and remedies of Lender hereunder are in addition to other rights and remedies (including, without limitation, other rights of setoff) which Lender may have. Notwithstanding the foregoing, Lender shall not be entitled to set off and apply against the Obligations any deposits maintained in any accounts with Lender that are titled "escrow" account in which Borrower has deposited funds that are being held for the benefit of a third party.

                              ARTICLE V
                        CONDITIONS PRECEDENT

SECTION 5.1 INITIAL EXTENSION OF CREDIT. The obligation of Lender to make the initial Advance under any Note or issue the initial Letter of Credit is subject to the condition precedent that Lender shall have received on or before the day of such Advance or Letter of Credit all of the following, each dated (unless otherwise indicated) the date hereof, in form and substance satisfactory to Lender:

(a) Resolutions. Resolutions of the Board of Directors (or other governing body) of Borrower certified by the Secretary or an Assistant Secretary (or other custodian of records) of Borrower which authorize the execution, delivery, and performance by Borrower of this Agreement and the other Loan Documents to which Borrower is or is to be a party;

(b) Incumbency Certificate. A certificate of incumbency certified by an authorized officer or representative certifying the names of the individuals or other Persons authorized to sign this Agreement and each of the other Loan Documents to which Borrower is or is to be a party (including the certificates contemplated herein) on behalf of Borrower together with specimen signatures of such Persons;

(c) Constituent Documents. The Constituent Documents for Borrower as of a date acceptable to Lender;

(d) Governmental Certificates. Certificates of the appropriate government officials of the state of incorporation or organization of Borrower as to the existence and good standing of Borrower, each dated within ten (10) days prior to the date of the initial Advance or Letter of Credit;

(e) Notes.  The Notes executed by Borrower;

(f) Security Documents. The Security Documents executed by Borrower and other Obligated Parties;

(g) Financing Statements. UCC financing statements executed by Borrower and covering such Collateral as Lender may request;

(h) Guaranty.  The Guaranty executed by the Guarantor;

(i) Insurance Matters. Copies of insurance certificates describing all insurance policies required by Section 7.5, together with loss payable and lender endorsements in favor of Lender with respect to all insurance policies covering Collateral;

(j) UCC Search. The results of a UCC search showing all financing statements and other documents or instruments on file against Borrower in the office of the Secretary of State of Maryland, such search to be as of a date no more than ten (10) days prior to the date of the initial Advance or the Letter of Credit;

(k) Opinion of Counsel. A favorable opinion of Andrews Kurth LLP, legal counsel to Borrower and the Guarantor, as to such other matters as Lender may reasonably request;

(l) Bailment Agreement.  Lender shall have received a Bailment
Agreement, in form and substance satisfactory to Lender, executed by Collateral Agent.

(m) Origination Fee. The Origination Fee shall have been paid in full to Lender; and

(n) Attorneys' Fees and Expenses. Evidence that the costs and expenses (including reasonable attorneys' fees) referred to in Section 11.1, to the extent incurred, shall have been paid in full by Borrower.

(o) Additional Items.  The additional items set forth on Schedule
5.1(n).

SECTION 5.2 ALL EXTENSIONS OF CREDIT. The obligation of Lender to make any Advance or issue any Letter of Credit (including the initial
Advance and the initial Letter of Credit) is subject to the following additional conditions precedent:

(a) Request for Advance or Letter of Credit. Lender shall have received in accordance with this Agreement, as the case may be, an Advance Request Form or Letter of Credit Request Form pursuant to Lender's requirements dated the date of such Advance or Letter of Credit and executed by an authorized officer of Borrower;

(b) Form of Eligible Mortgage Paper. Lender has approved the form/content of any and all Eligible Mortgage Paper to be pledged to Lender;

(c) Assignment of Eligible Mortgage Paper. All Eligible Mortgage Paper of Borrower has been assigned to Lender as follows:

(i) All Eligible Mortgage Paper evidencing and securing a Second
Tier Loan has been collaterally assigned to Borrower and, subsequently, to Lender, in form and substance satisfactory to Lender, including, without limitation, the execution by Borrower of a Mortgage Assignment;

(ii) all Mortgage Notes relating to Eligible Mortgage Loans have been properly endorsed by Borrower to Lender with full recourse against Borrower with such endorsement being evidenced by an Allonge affixed to each Mortgage Note, and executed by Borrower in form/content acceptable to Lender;

(iii) the Possession Mortgage Paper has been delivered to Collateral Agent; and

(d) No Default, Etc. No Default or material adverse change or effect shall have occurred and be continuing, or would result from or after giving effect to such Advance or Letter of Credit;

(e) Representations and Warranties. All of the representations and warranties contained in Article VI hereof and in the other Loan Documents shall be true and correct on and as of the date of such Advance with the same force and effect as if such representations and warranties had been made on and as of such date; and

(f) Additional Documentation. Lender shall have received such additional approvals, opinions, or documents as Lender or its legal counsel may reasonably request.

                             ARTICLE VI
                   REPRESENTATIONS AND WARRANTIES

To induce Lender to enter into this Agreement, and except as set forth on the Disclosure Schedule, Borrower represents and warrants to Lender that:

SECTION 6.1 CORPORATE EXISTENCE.  Borrower and each of its Subsidiaries
(a) is an organization duly organized, validly existing, and in good standing under the laws of the jurisdiction of its incorporation or organization; (b) has all requisite power and authority to own its assets and carry on its business as now being or as proposed to be conducted; and (c) is qualified to do business in all jurisdictions in which the nature of its business makes such qualification necessary and where failure to so qualify would have a material adverse effect on its business, condition (financial or otherwise), operations, prospects, or properties. Borrower has the power and authority to execute, deliver, and perform its obligations under this Agreement and the other Loan Documents to which it is or may become a party.

SECTION 6.2 FINANCIAL STATEMENTS; ETC. Borrower has delivered to Lender audited consolidated financial statements of Borrower and its Subsidiaries as at and for the fiscal year ended 2003 and unaudited consolidated financial statements of Borrower and its Subsidiaries for the six (6) month period ended June 30, 2004. Such financial statements are true and correct, have been prepared in accordance with GAAP, and fairly and accurately present, on a consolidated basis, the financial condition of Borrower and its Subsidiaries as of the respective dates indicated therein and the results of operations for the respective periods indicated therein. Neither Borrower nor any of its Subsidiaries has any material contingent liabilities, liabilities for taxes, unusual forward or long-term commitments, or unrealized or anticipated losses from any unfavorable commitments except as referred to or reflected in such financial statements. There has been no material adverse change in the business, condition (financial or otherwise), operations, prospects, or properties of Borrower or any of its Subsidiaries since the effective date of the most recent financial statements referred to in this Section. All projections delivered by

Borrower to Lender have been prepared in good faith, with care and diligence and use assumptions that are reasonable under the circumstances at the time such projections were prepared and delivered to Lender and all such assumptions are disclosed in the projections.

SECTION 6.3 ACTION; NO BREACH. The execution, delivery, and performance by Borrower of this Agreement and the other Loan Documents to which Borrower is or may become a party and compliance with the terms and provisions hereof and thereof have been duly authorized by all requisite action on the part of Borrower and do not and will not
(a) violate or conflict with, or result in a breach of, or require any consent under (i) Constituent Documents of Borrower or any of its Subsidiaries, (ii) any applicable law, rule, or regulation or any order, writ, injunction, or decree of any Governmental Authority or arbitrator, or (iii) any agreement or instrument to which Borrower or any of its Subsidiaries is a party or by which any of them or any of their Properties is bound or subject, or (b) constitute a default under any such agreement or instrument, or result in the creation or imposition of any Lien upon any of the revenues or assets of Borrower or any Subsidiary.

SECTION 6.4 OPERATION OF BUSINESS. Borrower and each of its Subsidiaries possess all licenses, permits, franchises, patents, copyrights, trademarks, and tradenames, or rights thereto, necessary to conduct their respective businesses substantially as now conducted and as presently proposed to be conducted, and Borrower and each of its Subsidiaries are not in violation of any valid rights of others with respect to any of the foregoing.

SECTION 6.5 LITIGATION AND JUDGMENTS. There is no action, suit, investigation, or proceeding before or by any Governmental Authority or arbitrator pending, or to the knowledge of Borrower, threatened against or affecting Borrower or any of its Subsidiaries, that would, if adversely determined, have a material adverse effect on the business, condition (financial or otherwise), operations, prospects, or properties of Borrower or any of its Subsidiaries or the ability of Borrower to pay and perform the Obligations. There are no outstanding judgments against Borrower or any Subsidiary of Borrower.

SECTION 6.6 RIGHTS IN PROPERTIES; LIENS. Borrower and each of its Subsidiaries have good and indefeasible title to or valid leasehold interests in their respective Properties, including the Properties reflected in the financial statements described in Section 6.2 and the Mortgage Collateral, and none of the Properties or Mortgage Collateral of Borrower or any Subsidiary is subject to any Lien, except as set forth on Schedule 6.6 hereto.

SECTION 6.7 ENFORCEABILITY. This Agreement constitutes, and the other Loan Documents to which Borrower is party, when delivered, shall constitute legal, valid, and binding obligations of Borrower, enforceable against Borrower in accordance with their respective terms, except as limited by bankruptcy, insolvency, or other laws of general application relating to the enforcement of creditors' rights.

SECTION 6.8 APPROVALS. No authorization, approval, or consent of, and no filing or registration with, any Governmental Authority or third party is or will be necessary for the execution, delivery, or performance by Borrower of this Agreement and the other Loan Documents to which Borrower is or may become a party or the validity or enforceability thereof.

SECTION 6.9 DEBT. Borrower and its Subsidiaries have no Debt, except existing Debt as disclosed in Schedule 6.9 hereto.

SECTION 6.10 TAXES. Borrower and each Subsidiary have filed all tax returns (federal, state, and local) required to be filed, including all income, franchise, employment, property, and sales tax returns, and have paid all of their respective liabilities for taxes, assessments, governmental charges, and other levies that are due and payable. Borrower knows of no pending investigation of Borrower or any Subsidiary by any taxing authority or of any pending but unassessed tax liability of Borrower or any Subsidiary.

SECTION 6.11 USE OF PROCEEDS; MARGIN SECURITIES. Neither Borrower nor any Subsidiary is engaged principally, or as one of its important activities, in the business of extending credit for the purpose of purchasing or carrying margin stock (within the meaning of Regulations G, T, U, or X of the Board of Governors of the Federal Reserve System), and no part of the proceeds of any Advance will be used to purchase or carry any margin stock or to extend credit to others for the purpose of purchasing or carrying margin stock.

SECTION 6.12 ERISA. Borrower and each Subsidiary are in compliance in all material respects with all applicable provisions of ERISA. Neither a Reportable Event nor a Prohibited Transaction has occurred and is continuing with respect to any Plan. No notice of intent to terminate a Plan has been filed, nor has any Plan been terminated. No circumstances exist which constitute grounds entitling the PBGC to institute proceedings to terminate, or appoint a trustee to administer, a Plan, nor has the PBGC instituted any such proceedings. Neither Borrower nor any ERISA Affiliate has completely or partially withdrawn from a Multiemployer Plan. Borrower and each ERISA Affiliate have met their minimum funding requirements under ERISA with respect to all of their Plans, and the present value of all vested benefits under each Plan do not exceed the fair market value of all Plan assets allocable to such benefits, as determined on the most recent valuation date of the Plan and in accordance with ERISA. Neither Borrower nor any ERISA Affiliate has incurred any liability to the PBGC under ERISA.

SECTION 6.13 DISCLOSURE. No statement, information, report, representation, or warranty made by Borrower in this Agreement or in any other Loan Document or furnished to Lender in connection with this Agreement or any of the transactions contemplated hereby contains any untrue statement of a material fact or omits to state any material fact necessary to make the statements herein or therein not misleading. There is no fact known to Borrower which has a material adverse effect, or which might in the future have a material adverse effect, on the business, condition (financial or otherwise), operations, prospects, or properties of Borrower or any Subsidiary that has not been disclosed in writing to Lender.

SECTION 6.14 SUBSIDIARIES, VENTURES, ETC.. Borrower has no Subsidiaries, Affiliates or joint ventures or partnerships other than those listed in Schedule 6.14 hereto and such Schedule sets forth the jurisdiction of incorporation or organization of each such Person and the percentage of Borrower's ownership interest in such Person. All of the outstanding capital stock or other ownership interest of Person described in Schedule 6.14 hereto has been validly issued, is fully paid, and is nonassessable.

SECTION 6.15 AGREEMENTS. Neither Borrower nor any Subsidiary is a party to any indenture, loan, or credit agreement, or to any lease or other agreement or instrument, or subject to any charter or corporate or other organizational restriction which could have a material adverse effect on the business, condition (financial or otherwise), operations, prospects, or properties of Borrower or any Subsidiary, or the ability of Borrower to pay and perform its obligations under the Loan Documents to which it is a party. Neither Borrower nor any Subsidiary is in default in any respect in the performance, observance, or fulfillment of any of the obligations, covenants, or conditions contained in any agreement or instrument material to its business to which it is a party.

SECTION 6.16 COMPLIANCE WITH LAWS. Neither Borrower nor any Subsidiary is in violation in any material respect of any law, rule, regulation, order, or decree of any Governmental Authority or arbitrator.

SECTION 6.17 INVENTORY. All inventory of Borrower has been and will hereafter be produced in compliance with all applicable laws, rules, regulations, and governmental standards, including, without limitation, the minimum wage and overtime provisions of the Fair Labor Standards Act, as amended (29 U.S.C. '' 201-219), and the regulations promulgated thereunder.

SECTION 6.18 INVESTMENT COMPANY ACT.  Neither Borrower nor any
Subsidiary is an "investment company" within the meaning of the Investment Company Act of 1940, as amended.

SECTION 6.19 PUBLIC UTILITY HOLDING COMPANY ACT. Neither Borrower nor any Subsidiary is a "holding company" or a "subsidiary company" of a "holding company" or an "affiliate" of a "holding company" or a "public utility" within the meaning of the Public Utility Holding Company Act of 1935, as amended.

SECTION 6.20 ENVIRONMENTAL MATTERS.

(a) To the best of Borrower's knowledge, Borrower, each Subsidiary, and all of their respective properties, assets, and operations are in full compliance with all Environmental Laws. Borrower is not aware of, nor has Borrower received notice of, any past, present, or future conditions, events, activities, practices, or incidents which may interfere with or prevent the compliance or continued compliance of Borrower and the Subsidiaries with all Environmental Laws;

(b) Borrower and each Subsidiary have obtained all permits, licenses, and authorizations that are required under applicable Environmental Laws, and all such permits are in good standing and Borrower and its Subsidiaries are in compliance with all of the terms and conditions of such permits;

(c) To the best of Borrower's knowledge, no Hazardous Materials exist on, about, or within or have been used, generated, stored, transported, disposed of on, or Released from any of the properties or assets of Borrower or any Subsidiary. The use which Borrower and the Subsidiaries make and intend to make of their respective properties and assets will not result in the use, generation, storage, transportation, accumulation, disposal, or Release of any Hazardous Material on, in, or from any of their properties or assets;

(d) Neither Borrower nor any of its Subsidiaries nor any of their respective currently or previously owned or leased properties or operations is subject to any outstanding or threatened order from or agreement with any Governmental Authority or other Person or subject to any judicial or docketed administrative proceeding with respect to (i) failure to comply with Environmental Laws, (ii) Remedial Action, or
(iii) any Environmental Liabilities arising from a Release or threatened Release;

(e) To the best of Borrower's knowledge, there are no conditions or circumstances associated with the currently or previously owned or leased properties or operations of Borrower or any of its Subsidiaries that could reasonably be expected to give rise to any Environmental Liabilities;

(f) Neither Borrower nor any of its Subsidiaries owns a treatment, storage, or disposal facility requiring a permit under the Resource Conservation and Recovery Act, 42 U.S.C. ' 6901 et seq., regulations thereunder or any comparable provision of state law. Borrower and its Subsidiaries are in compliance with all applicable financial responsibility requirements of all Environmental Laws;

(g) Neither Borrower nor any of its Subsidiaries has filed or failed to file any notice required under applicable Environmental Law reporting a Release; and

(h) No Lien arising under any Environmental Law has attached to any property or revenues of Borrower or its Subsidiaries.

SECTION 6.21 INTELLECTUAL PROPERTY. All material Intellectual Property owned or used by Borrower or any Subsidiary is listed, together with application or registration numbers, where applicable, in Schedule
6.21. Each Person identified in Schedule 6.21 owns, or is licensed to use, all Intellectual Property necessary to conduct its business as currently conducted except for such Intellectual Property the failure of which to own or license could not reasonably be expected to have a Material Adverse Effect. Each Person identified in Schedule 6.21 will maintain the patenting and registration of all Intellectual Property with the United States Patent and Trademark Office, the United States Copyright Office, or other appropriate Governmental Authority and each Person identified in Schedule 6.21 will promptly patent or register, as the case may be, all new Intellectual Property and notify Lender in writing five (5) Business Days prior to filing any such new patent or registration.
SECTION 6.22 DEPOSITORY RELATIONSHIP. To induce Lender to establish the interest rates provided for in the Notes, Borrower will use Lender as its principal depository bank and Borrower covenants and agrees to maintain Lender as its principal depository bank, including for the maintenance of business, cash management, operating and administrative deposit accounts.

SECTION 6.23 SOLVENCY. Neither Borrower nor any Subsidiary (a) is insolvent on the date of this Agreement nor will become insolvent as a result of entering into this Agreement and the other Loan Documents,
(b) is engaged in a business or transaction nor is about to engage in a business or transaction, for which any Property remaining with Borrower or any Subsidiary constitutes an unreasonably small amount of capital, and (c) intends to incur Debt that will be beyond the ability of Borrower or any Subsidiary to pay as such Debt matures.

SECTION 6.24 INVESTMENTS AND GUARANTIES. Neither Borrower nor any Subsidiary has made investments in, advances to, or guaranties of the Debt of, any Person, except as disclosed in the financial statements previously delivered to Lender.

SECTION 6.25 INDIVIDUAL MORTGAGE LOANS. Borrower hereby represents with respect to each Mortgage Note and Mortgage Loan that is part of the Collateral:

(a) Borrower has good and marketable title to each Mortgage Note and Mortgage, was the sole owner thereof and had full right to pledge the Mortgage Loan to Lender free and clear of any other Lien except any such Lien which has been disclosed to Lender in writing and which is permitted hereunder;

(b) To the best knowledge of Borrower, other than the permitted thirty
(30) day delinquency period for payments permitted by the definition of Eligible Mortgage Loan, there is no default, breach, violation or event of acceleration existing under any Eligible Mortgage Paper and there is no event which, with the passage of time or with notice and/or the expiration of any grace or cure period, would constitute a default, breach, violation or event of acceleration and no such default, breach, violation or event of acceleration has been waived;

(c) To the best of the knowledge of Borrower, the physical condition of the Property subject to the Mortgage has not deteriorated since the date of origination of the related secured Mortgage Loan (normal wear and tear excepted) and there is no proceeding pending for the total or partial condemnation of any of the related mortgaged property;

(d) Each Mortgage contains customary and enforceable provisions such as to render the rights and remedies of the holder thereof adequate for the realization against the related Property subject to the Mortgage of the benefits of the security provided thereby, including, (i) in the case of a Mortgage designated as a deed of trust, by trustee's sale, and (ii) otherwise, by judicial foreclosure;

(e) Each Mortgage Loan is a first lien site-built single-family residence loan, has been underwritten by the originator, investor or mortgage insurer thereof in accordance with such originator's, investor's or mortgage insurer's then current underwriting guidelines;

(f) Each Mortgage Note is payable in monthly installments of interest and one payment of all outstanding principal at maturity, with interest payable in arrears, and no Mortgage Note provides for any extension of the original term in excess of 6 months;

(g) No Mortgage Loan is a loan in respect of the purchase of a manufactured home or mobile home or the land on which a manufactured home or mobile home will be placed; no Mortgage securing a Mortgage Loan secures commercial property;

(h) The origination practices used by the originator of the Mortgage Loans and the collection practices used by Borrower with respect to each Mortgage Loan have been in all material respects legal, proper, prudent and customary in the loan origination and servicing business; and

(i) To the best knowledge of Borrower, each Mortgage Loan was originated in compliance with all applicable laws and no fraud or misrepresentation was committed by any Person in connection therewith.

(j) Each Mortgage Loan matures within one year after the date of origination thereof.

                             ARTICLE VII
                        AFFIRMATIVE COVENANTS

Borrower covenants and agrees that, as long as the Obligations or any part thereof are outstanding or Lender has any Commitment hereunder, Borrower will perform and observe the following positive covenants, unless Lender shall otherwise consent in writing:

SECTION 7.1 REPORTING REQUIREMENTS.  Borrower will furnish to Lender:

(a) Annual Financial Statements. As soon as available, and in any event within 120 days after the end of each fiscal year of Borrower, beginning with the fiscal year ending December 31, 2004, a copy of the annual audit report of Borrower and the Subsidiaries for such fiscal year containing, on a consolidated and consolidating balance sheets and statements of income, retained earnings, and cash flow as at the end of such fiscal year and for the 12-month period then ended, in each case setting forth in comparative form the figures for the preceding fiscal year, all in reasonable detail and audited and certified by Whitley Penn, or other independent certified public accountants of recognized standing acceptable to Lender, to the effect that such report has been prepared in accordance with GAAP and containing no material qualifications or limitations on scope;

(b) Quarterly Financial Statements. As soon as available, and in any event within 45 days after the end of each of the quarters of each fiscal year of Borrower, a copy of an unaudited financial report of Borrower and its Subsidiaries as of the end of such fiscal quarter and for the portion of the fiscal year then ended, containing, on a consolidated and consolidating basis, balance sheets and statements of income, retained earnings, and cash flow, in each case setting forth in comparative form the figures for the corresponding period of the preceding fiscal year, all in reasonable detail certified by the chief financial officer of Borrower to have been prepared in accordance with GAAP and to fairly and accurately present (subject to year-end audit adjustments) the financial condition and results of operations of Borrower and its Subsidiaries, on a consolidated and consolidating basis, at the date and for the periods indicated therein;

(c) Borrowing Base Report. As soon as available, and in any event within 30 days after the end of each calendar month, a Borrowing Base Report, in a form acceptable to Lender, certified by the chief financial officer of the Borrower;

(d) Guarantor Financial Statement. Borrower shall cause the Guarantor to provide an annual financial statement, in such form and detail as Lender shall reasonably require, within one hundred twenty (120) days after the end of each calendar year and a copy of the Guarantor's filed tax return, within thirty (30) days of the day it is filed with the Internal Revenue Service.

(e) Compliance Certificate. Concurrently with the delivery of each of the financial statements referred to in subsections 7.1(a) and 7.1(b), a certificate of the chief financial officer of Borrower (i) stating that to the best of such officer's knowledge, no Default has occurred and is continuing, or if a Default has occurred and is continuing, a statement as to the nature thereof and the action which is proposed to be taken with respect thereto, and (ii) showing in reasonable detail the calculations demonstrating compliance with Article IX;

(f) Management Letters. Promptly upon receipt thereof, a copy of any management letter or written report submitted to Borrower or any Subsidiary by independent certified public accountants with respect to the business, condition (financial or otherwise), operations, prospects, or properties of Borrower or any Subsidiary;

(g) Notice of Litigation. Promptly after the commencement thereof, notice of all actions, suits, and proceedings before any Governmental Authority or arbitrator affecting Borrower or any Subsidiary which, if determined adversely to Borrower or such Subsidiary, could have a material adverse effect on the business, condition (financial or otherwise), operations, prospects, or properties of Borrower or such Subsidiary;

(h) Notice of Default. As soon as possible and in any event within five (5) days after the occurrence of each Default, a written notice setting forth the details of such Default and the action that Borrower has taken and proposes to take with respect thereto;

(i) ERISA Reports. Promptly after the filing or receipt thereof, copies of all reports, including annual reports, and notices which Borrower or any Subsidiary files with or receives from the PBGC or the U.S. Department of Labor under ERISA; and as soon as possible and in any event within five (5) days after Borrower or any Subsidiary knows or has reason to know that any Reportable Event or Prohibited Transaction has occurred with respect to any Plan or that the PBGC or Borrower or any Subsidiary has instituted or will institute proceedings under Title IV of ERISA to terminate any Plan, a certificate of the chief financial officer of Borrower setting forth the details as to such Reportable Event or Prohibited Transaction or Plan termination and the action that Borrower proposes to take with respect thereto;

(j) Reports to Other Creditors. Promptly after the furnishing thereof, copies of any statement or report furnished to any other party pursuant to the terms of any indenture, loan, or credit or similar agreement and not otherwise required to be furnished to Lender pursuant to any other clause of this Section;

(k) Notice of Material Adverse Change. As soon as possible and in any event within five (5) days after the occurrence thereof, written notice of any matter that could have a material adverse effect on the business, condition (financial or otherwise), operations, prospects, or properties of Borrower or any Subsidiary;

(l) Proxy Statements, Etc. As soon as available, one copy of each financial statement, report, notice or proxy statement sent by Borrower or any Subsidiary to its stockholders generally and one copy of each regular, periodic or special report, registration statement, or prospectus filed by Borrower or any Subsidiary with any securities exchange or the Securities and Exchange Commission or any successor agency; and

(m) General Information. Promptly, such other information concerning Borrower or any Subsidiary as Lender may from time to time request.

SECTION 7.2 MAINTENANCE OF EXISTENCE; CONDUCT OF BUSINESS. Borrower will preserve and maintain, and will cause each Subsidiary to preserve and maintain, its existence and all of its leases, privileges, licenses, permits, franchises, qualifications, and rights that are necessary or desirable in the ordinary conduct of its business. Borrower will conduct, and will cause each Subsidiary to conduct, its business in an orderly and efficient manner in accordance with good business practices. Without limitation, Borrower will not make (and will not permit any of its Subsidiaries to make) any material change in its credit collection policies if such change would materially impair the collectibility of any Account, nor will it rescind, cancel or modify any Account except in the ordinary course of business.

SECTION 7.3 MAINTENANCE OF PROPERTIES. Borrower will maintain, keep, and preserve, and cause each Subsidiary to maintain, keep, and preserve, all of its Properties (tangible and intangible) necessary or useful in the proper conduct of its business in good working order and condition.

SECTION 7.4 TAXES AND CLAIMS. Borrower will pay or discharge, and will cause each Subsidiary to pay or discharge, at or before maturity or before becoming delinquent (a) all taxes, levies, assessments, and governmental charges imposed on it or its income or profits or any of its property, and (b) all lawful claims for labor, material, and supplies, which, if unpaid, might become a Lien upon any of its property; provided, however, that neither Borrower nor any Subsidiary shall be required to pay or discharge any tax, levy, assessment, or governmental charge, or claim for labor, material, and supplies which is being contested in good faith by appropriate proceedings diligently pursued, and for which adequate reserves have been established.

SECTION 7.5 INSURANCE. Borrower will maintain, and will cause each of the Subsidiaries to maintain, insurance with financially sound and reputable insurance companies in such amounts and covering such risks as is usually carried by corporations engaged in similar businesses and owning similar properties in the same general areas in which Borrower and the Subsidiaries operate, provided that in any event Borrower will maintain and cause each Subsidiary to maintain workmen's compensation insurance, property insurance, and comprehensive general liability insurance, reasonably satisfactory to Lender. Each insurance policy covering Collateral shall name Lender as loss payee and shall provide that such policy will not be cancelled or reduced without thirty (30) days prior written notice to Lender.

SECTION 7.6 INSPECTION RIGHTS. At any reasonable time and from time to time, Borrower will permit, and will cause each Subsidiary to permit, representatives of Lender to examine the Collateral and conduct Collateral audits, to examine, copy, and make extracts from its books and records, to visit and inspect its properties, and to discuss its business, operations, and financial condition with its officers, employees, and independent certified public accountants.

SECTION 7.7 ELIGIBLE MORTGAGE PAPER TRACKING. Borrower will promptly furnish Lender with all information needed/requested by Lender from time to time to track each item of Eligible Mortgage Paper ("Item"), including, without, limitation, providing Lender access to all Eligible Mortgage Paper pledged to Lender. In addition, Borrower will furnish any certification of Eligible Mortgage Paper currency under oath that Lender may request from time to time during the term hereof.

SECTION 7.8 KEEPING BOOKS AND RECORDS. Borrower will maintain, and will cause each Subsidiary to maintain, proper books of record and account in which full, true, and correct entries in conformity with GAAP shall be made of all dealings and transactions in relation to its business and activities.

SECTION 7.9 COMPLIANCE WITH LAWS. Borrower will comply, and will cause each Subsidiary to comply, in all material respects with all applicable laws, rules, regulations, orders, and decrees of any Governmental
Authority or arbitrator.

SECTION 7.10 COMPLIANCE WITH AGREEMENTS. Borrower will comply, and will cause each Subsidiary to comply, in all material respects with all agreements, contracts, and instruments binding on it or affecting its properties or business.

SECTION 7.11 FURTHER ASSURANCES. Borrower will, and will cause each Subsidiary to, execute and deliver such further agreements and instruments and take such further action as may be requested by Lender to carry out the provisions and purposes of this Agreement and the other Loan Documents and to create, preserve, and perfect the Liens of Lender in the Collateral.
SECTION 7.12 ERISA. Borrower will comply, and will cause each Subsidiary to comply, with all minimum funding requirements, and all other material requirements, of ERISA, if applicable, so as not to give rise to any liability thereunder.

SECTION 7.13 TITLE INSURANCE. Borrower shall maintain in its possession for the benefit of Lender the original mortgage title insurance policies together with such endorsements as Lender may deem necessary for each Eligible Mortgage Paper, which evidence that the Eligible Mortgage Paper is an insured first lien.

SECTION 7.14 INSURANCE. Borrower shall maintain in its possession for the benefit of Lender all insurance policies and certificates of insurance necessary to evidence that each of the real properties described in the Mortgages has been insured against loss by fire and other casualty in the full amount of the Mortgage Loan secured by such Mortgages and Lender is shown as a loss payee in such policies, as its interests may appear.

SECTION 7.15 APPRAISALS. Borrower shall maintain in its possession for the benefit of Lender all appraisals relating to the properties described in the Eligible Mortgage Paper, and, if Lender rejects any such appraisals for any reason, in its sole discretion, Borrower shall obtain a current appraisal of any such property, which is deemed satisfactory by Lender.

SECTION 7.16 ENVIRONMENTAL. Borrower shall maintain in its possession for the benefit of Lender any and all documents Borrower has received that evidence the environmental safety and soundness of the real property relating to an Eligible Mortgage Loan.

SECTION 7.17 WELLS FARGO DEBT. Borrower shall cause the Wells Fargo Debt to be paid in full, and all Liens securing the same to be released, on or before December 10, 2004.

                             ARTICLE VIII
                          NEGATIVE COVENANTS

Borrower covenants and agrees that, as long as the Obligations or any part thereof are outstanding or Lender has any Commitment hereunder, Borrower will perform and observe the following negative covenants, unless Lender shall otherwise consent in writing:

SECTION 8.1 DEBT. Borrower will not incur, create, assume, or permit to exist, and will not permit any Subsidiary to incur, create, assume, or permit to exist, any Debt, except:

(a) Debt to Lender;

(b) Debt existing on the date of this Agreement which is reflected in
Schedule 6.9 hereto, but not any renewals, extensions, amendments, modifications and/or rearrangements thereof;

(c) Subordinated Debt;

(d) Purchase money and other Debt; provided that (i) any Liens securing such purchase money Debt shall attach only to the property or assets acquired by the incurrence of such purchase money Debt, (ii) the aggregate amount of such purchase money and other Debt outstanding does not exceed $1,000,000 at any time; and (iii) such other Debt (i.e. non-purchase money Debt) shall be unsecured.

SECTION 8.2 LIMITATION ON LIENS. Borrower will not incur, create, assume, or permit to exist, and will not permit any Subsidiary to incur, create, assume, or permit to exist, any Lien upon any of its property, assets, or revenues, whether now owned or hereafter acquired, except:

(a) Liens disclosed on Schedule 6.6 hereto;

(b) Liens in favor of Lender;

(c) Encumbrances consisting of minor easements, zoning restrictions, or other restrictions on the use of real property that do not (individually or in the aggregate) materially affect the value of the assets encumbered thereby or materially impair the ability of Borrower or the Subsidiaries to use such assets in their respective businesses, and none of which is violated in any material respect by existing or proposed structures or land use;

(d) Liens for taxes, assessments, or other governmental charges which are not delinquent or which are being contested in good faith and for which adequate reserves have been established;

(e) Liens of mechanics, materialmen, warehousemen, carriers, or other similar statutory Liens securing obligations that are not yet due and are incurred in the ordinary course of business;

(f) Liens resulting from good faith deposits to secure payments of workmen's compensation or other social security programs or to secure the performance of tenders, statutory obligations, surety and appeal bonds, bids, or contracts (other than for payment of Debt), or leases made in the ordinary course of business; and

(g) Purchase money Liens on specific property to secure Debt used to acquire such property to the extent permitted in Section 8.1;

(h) Liens securing Subordinated Debt, provided such Liens are subordinated to the Liens securing the Obligations in form and substance satisfactory to Lender.

SECTION 8.3 MERGERS, ETC. Without Lender's consent, Borrower will not, and will not permit any Subsidiary to, become a party to a merger or consolidation, or purchase or otherwise acquire all or any part of the assets of any Person or any shares or other evidence of beneficial ownership of any Person, or wind-up, dissolve, or liquidate. Notwithstanding the foregoing, Lender acknowledges Borrower's intention to merge (the "Merger") with and into UMTH Holdings, LP ("Holdings"). Lender's consent to the Merger, which shall not be unreasonably withheld, shall be subject to (a) no Event of Default shall have occurred or be continuing or shall result from the Merger, (b) Lender's review and approval of all documents, instruments and agreements relating to the Merger, (c) Holdings' assumption of all Obligations of Borrower to Lender concurrently with the Merger pursuant to such documentation Lender may require, including, without limitation, the amendment and restatement of this Agreement and the other Loan Documents, (d) Lender shall be satisfied that Holdings shall comply with the financial covenants for Borrower set forth in Article IX hereof as of the end of the first fiscal quarter following the Merger, and (e) Lender's satisfaction that none of the Liens securing the Collateral shall be harmed as a result of such Merger.

SECTION 8.4 LOANS AND INVESTMENTS. Borrower will not make, and will not permit any Subsidiary to make, any advance, loan, extension of credit, or capital contribution to or investment in, or purchase, or permit any Subsidiary to purchase, any stock, bonds, notes, debentures, or other securities of, any Person, except:

(a) Loans to the Second Tier Lenders for the purpose of making Second Tier Loans, provided the Eligible Mortgage Paper evidencing and securing each Second Tier Loans has been collaterally assigned to Borrower and, subsequently, to Lender, in form and substance satisfactory to Lender;

(b) Loans to partnerships and joint ventures of Borrower, provided, that, the aggregate amount of such Loans do not exceed five percent (5%) of the Borrower's Tangible Net Worth at any time;

(c) readily marketable direct obligations of the United States of America or any agency thereof with maturities of one year or less from the date of acquisition;

(d) fully insured certificates of deposit with maturities of one year or less from the date of acquisition issued by any commercial bank operating in the United States of America having capital and surplus in excess of $50,000,000.00; and

(e) commercial paper of a domestic issuer if at the time of purchase such paper is rated in one of the two highest rating categories of Standard and Poor's Corporation or Moody's Investors Service.

SECTION 8.5 TRANSACTIONS WITH AFFILIATES. Borrower will not enter into, and will not permit any Subsidiary to enter into, any transaction, including, without limitation, the purchase, sale, or exchange of property or the rendering of any service, with any Affiliate of Borrower, or such Subsidiary, except in the ordinary course of and pursuant to the reasonable requirements of Borrower's or such Subsidiary's business and upon fair and reasonable terms no less favorable to Borrower or such Subsidiary than would be obtained in a comparable arm's-length transaction with a Person not an Affiliate of Borrower or such Subsidiary.

SECTION 8.6 RESTRICTED PAYMENTS. Upon the occurrence and during the continuance of an Event of Default, Borrower will not declare or pay any dividends or make any other payment or distribution (in cash, property, or obligations) on account of its equity interests, or redeem, purchase, retire, or otherwise acquire any of its equity interests, or permit any of its Subsidiaries to purchase or otherwise acquire any equity interest of Borrower or another Subsidiary, or set apart any money for a sinking or other analogous fund for any dividend or other distribution on its equity interests or for any redemption, purchase, retirement, or other acquisition of any of its equity interests. Prior to the occurrence of an Event of Default, Borrower shall not redeem, purchase, retire, or otherwise acquire any of its equity interests for a price in excess of $5,000,000 in the aggregate during the term of this Agreement.

SECTION 8.7 LIMITATION ON ISSUANCE OF EQUITY. Borrower will not, and will not permit any of its Subsidiaries to, at any time issue, sell, assign, or otherwise dispose of (a) any of its equity interests, (b) any securities exchangeable for or convertible into or carrying any rights to acquire any of its equity interests, or (c) any option, warrant, or other right to acquire any of its equity interests; provided, however, existing equity interest holders of Borrower may reinvest any dividends they receive from Borrower in additional equity interests of Borrower, and Borrower may issue such equity interests, pursuant to a Dividend Reinvestment Program approved by Lender.

SECTION 8.8 DISPOSITION OF ASSETS. Borrower will not sell, lease, assign, transfer, or otherwise dispose of any of its assets, or permit any Subsidiary to do so with any of its assets, except (a) dispositions of inventory in the ordinary course of business or (b) dispositions, for fair value, of worn-out and obsolete equipment not necessary or useful to the conduct of business.

SECTION 8.9 SALE AND LEASEBACK. Without the prior consent of Lender, Borrower will not enter into, and will not permit any Subsidiary to enter into, any arrangement with any Person pursuant to which it leases from such Person real or personal property that has been or is to be sold or transferred, directly or indirectly, by it to such Person.

SECTION 8.10 NATURE OF BUSINESS. Borrower will not, and will not permit any Subsidiary to, engage in any business other than the business of real estate finance.

SECTION 8.11 ENVIRONMENTAL PROTECTION. Borrower will not, and will not permit any of its Subsidiaries to, (a) use (or permit any tenant to use) any of their respective properties or assets for the handling, processing, storage, transportation, or disposal of any Hazardous Material, (b) generate any Hazardous Material, (c) conduct any activity that is likely to cause a Release or threatened Release of any Hazardous Material, or (d) otherwise conduct any activity or use any of their respective properties or assets in any manner that is likely to violate any Environmental Law or create any Environmental Liabilities for which Borrower or any of its Subsidiaries would be responsible.

SECTION 8.12 ACCOUNTING. Borrower will not, and will not permit any of its Subsidiaries to, change its fiscal year or make any change (a) in accounting treatment or reporting practices, except as required by GAAP and disclosed to Lender, or (b) in tax reporting treatment, except as required by law and disclosed to Lender.

SECTION 8.13 SERVICING RIGHTS. Borrower will not sell or assign its servicing rights to the Eligible Mortgage Paper.

SECTION 8.14 ACTIONS WITH RESPECT TO MORTGAGE COLLATERAL. Borrower shall not:

(a) Outside of the ordinary course of business, compromise, extend, release, or adjust payments on any Mortgage Collateral, accept a conveyance of mortgaged property in full or partial satisfaction of any Mortgage Collateral, or release any Mortgage securing or underlying any Mortgage Collateral;

(b) Outside of the ordinary course of business, transfer, sell, assign, or deliver any Mortgage Collateral pledged to Lender to any Person other than Lender.

SECTION 8.15 NO NEGATIVE PLEDGE. Borrower will not, and will not permit any Subsidiary to, enter into or permit to exist any arrangement or agreement, other than pursuant to this Agreement or any Loan
Document, which directly or indirectly prohibits Borrower from creating or incurring a Lien on any of its assets.

SECTION 8.16 PAYMENT ON SUBORDINATED DEBT. Borrower will not make any payment on the Subordinated Debt of Borrower, except as provided in any Subordination Agreement executed in connection therewith, provided no Default or Event of Default has occurred and is continuing.

SECTION 8.17 PROCEEDS OF LOAN. Borrower will not permit the proceeds of the Loans to be used for any purpose other than those stated in this Agreement.

                               ARTICLE IX
                           FINANCIAL COVENANTS

Borrower covenants and agrees that, as long as the Obligations or any part thereof are outstanding or Lender has any Commitment hereunder, Borrower will, at all times, observe and perform the following financial covenants, unless Lender shall otherwise consent in writing.

SECTION 9.1 TANGIBLE NET WORTH. Borrower will at all times maintain a minimum Tangible Net Worth of $100,000,000.

SECTION 9.2 LEVERAGE RATIO. Borrower will at all times maintain a ratio of Consolidated Liabilities minus Subordinated Debt to consolidated Tangible Net Worth plus Subordinated Debt of not greater than .30 to 1.0.

SECTION 9.3 NET PROFIT. Borrower shall earn a minimum net profit of $1,000,000 during each and every fiscal quarter of Borrower during the term hereof, as determined in accordance with GAAP and after taking into account of any prior period adjustments or adverse adjustments to capital booked during the fiscal quarter being measured.

                               ARTICLE X
                                DEFAULT
SECTION 10.1 EVENTS OF DEFAULT. Each of the following shall be deemed an "Event of Default":

(a) Borrower shall fail to pay the Obligations or any part thereof shall not be paid when due or declared due.

(b) Borrower shall fail to provide to Lender timely any notice of Default as required by Section 7.1(i) of this Agreement or Borrower shall breach any provision of Article VIII or Article IX of this Agreement.

(c) Any representation or warranty made or deemed made by Borrower or any Obligated Party (or any of their respective officers) in any Loan Document or in any certificate, report, notice, or financial statement furnished at any time in connection with this Agreement shall be false, misleading, or erroneous in any material respect when made or deemed to have been made.

(d) Borrower or any Obligated Party shall fail to perform, observe, or comply with any covenant, agreement, or term contained in this Agreement or any other Loan Document (other than as covered by Section 10.1(a) and (b) above), and such failure continues for more than 15 days following the date such failure first began.

(e) Borrower, any Subsidiary, or any Obligated Party shall commence a voluntary proceeding seeking liquidation, reorganization, or other relief with respect to itself or its debts under any bankruptcy, insolvency, or other similar law now or hereafter in effect or seeking the appointment of a trustee, receiver, liquidator, custodian, or other similar official of it or a substantial part of its property or shall consent to any such relief or to the appointment of or taking possession by any such official in an involuntary case or other proceeding commenced against it or shall make a general assignment for the benefit of creditors or shall generally fail to pay its debts as they become due or shall take any corporate action to authorize any of the foregoing.

(f) Borrower, any Subsidiary, or any Obligated Party shall fail to pay when due any principal of or interest on any Debt (other than the Obligations), or the maturity of any such Debt shall have been accelerated, or any such Debt shall have been required to be prepaid prior to the stated maturity thereof, or any event shall have occurred that permits (or, with the giving of notice or lapse of time or both, would permit) any holder or holders of such Debt or any Person acting on behalf of such holder or holders to accelerate the maturity thereof or require any such prepayment.

(g) This Agreement or any other Loan Document shall cease to be in full force and effect or shall be declared null and void or the validity or enforceability thereof shall be contested or challenged by Borrower, any Subsidiary, any Obligated Party or any of their respective shareholders, or Borrower or any Obligated Party shall deny that it has any further liability or obligation under any of the Loan Documents, or any lien or security interest created by the Loan Documents shall for any reason cease to be a valid, first priority perfected security interest in and lien upon any of the Collateral purported to be covered thereby.

(h) Any of the following events shall occur or exist with respect to Borrower or any ERISA Affiliate: (i) any Prohibited Transaction involving any Plan; (ii) any Reportable Event with respect to any Plan;
(iii) the filing under Section 4041 of ERISA of a notice of intent to terminate any Plan or the termination of any Plan; (iv) any event or circumstance that might constitute grounds entitling the PBGC to institute proceedings under Section 4042 of ERISA for the termination of, or for the appointment of a trustee to administer, any Plan, or the institution by the PBGC of any such proceedings; or (v) complete or partial withdrawal under Section 4201 or 4204 of ERISA from a Multiemployer Plan or the reorganization, insolvency, or termination of any Multiemployer Plan; and in each case above, such event or condition, together with all other events or conditions, if any, have subjected or could in the reasonable opinion of Lender subject Borrower to any tax, penalty, or other liability to a Plan, a Multiemployer Plan, the PBGC, or otherwise (or any combination thereof) which in the aggregate exceed or could reasonably be expected to exceed Two Million Dollars ($2,000,000).

(i) If the Guarantor or any other Obligated Party is a corporation, partnership or other entity, such Person shall be the subject of a bankruptcy or receivership proceeding or shall have dissolved, liquidated or otherwise ceased doing business.

(j) Borrower, any of its Subsidiaries, or any Obligated Party, or any of their properties, revenues, or assets, shall become subject to an order of forfeiture, seizure, or divestiture (whether under RICO or otherwise) and the same shall not have been discharged within thirty
(30) days from the date of entry thereof.

(k) An involuntary proceeding shall be commenced against Borrower, any Subsidiary, or any Obligated Party seeking liquidation, reorganization, or other relief with respect to it or its debts under any bankruptcy, insolvency, or other similar law now or hereafter in effect or seeking the appointment of a trustee, receiver, liquidator, custodian, or other similar official for it or a substantial part of its property, and such involuntary proceeding shall remain undismissed and unstayed for a period of thirty (30) days.

(l) Borrower, any Subsidiary, or any Obligated Party shall fail to discharge within a period of thirty (30) days after the commencement thereof any attachment, sequestration, or similar proceeding or proceedings involving an aggregate amount in excess of Two Million Dollars ($2,000,000) against any of its assets or properties.

(m) A final judgment or judgments for the payment of money in excess of Two Million Dollars ($2,000,000) in the aggregate shall be rendered by a court or courts against Borrower, any of its Subsidiaries, or any Obligated Party and the same shall not be discharged (or provision shall not be made for such discharge), or a stay of execution thereof shall not be procured, within thirty (30) days from the date of entry thereof and Borrower or the relevant Subsidiary or Obligated Party shall not, within said period of thirty (30) days, or such longer period during which execution of the same shall have been stayed, appeal therefrom and cause the execution thereof to be stayed during such appeal.

SECTION 10.2 REMEDIES UPON DEFAULT. If any Event of Default shall occur and be continuing, Lender may without notice terminate the Commitment and declare the Obligations or any part thereof to be immediately due and payable, and the same shall thereupon become immediately due and payable, without notice, demand, presentment, notice of dishonor, notice of acceleration, notice of intent to accelerate, notice of intent to demand, protest, or other formalities of any kind, all of which are hereby expressly waived by Borrower; provided, however, that upon the occurrence of an Event of Default under Section 10.1(e) or Section 10.1(m), the Commitment shall automatically terminate, and the Obligations shall become immediately due and payable without notice, demand, presentment, notice of dishonor, notice of acceleration, notice of intent to accelerate, notice of intent to demand, protest, or other formalities of any kind, all of which are hereby expressly waived by Borrower. If any Event of Default shall occur and be continuing, Lender may exercise all rights and remedies available to it in law or in equity, under the Loan Documents, or otherwise.

SECTION 10.3 PERFORMANCE BY LENDER. If Borrower shall fail to perform any covenant or agreement contained in any of the Loan Documents, Lender may perform or attempt to perform such covenant or agreement on behalf of Borrower. In such event, Borrower shall, at the request of Lender, promptly pay any amount expended by Lender in connection with such performance or attempted performance to Lender, together with interest thereon at the Default Rate from and including the date of such expenditure to but excluding the date such expenditure is paid in full. Notwithstanding the foregoing, it is expressly agreed that Lender shall not have any liability or responsibility for the performance of any obligation of Borrower under this Agreement or any other Loan Document.

SECTION 10.4 SERVICING RIGHTS. Upon the occurrence of an Event of Default, Lender will have the ability to take over and control all servicing rights for the Eligible Mortgage Paper.

                            ARTICLE XI
                           MISCELLANEOUS

SECTION 11.1 EXPENSES. Borrower hereby agrees to pay on demand: (a) all costs and expenses of Lender in connection with the preparation, negotiation, execution, and delivery of this Agreement and the other Loan Documents and any and all amendments, modifications, renewals, extensions, and supplements thereof and thereto, including, without limitation, the reasonable fees and expenses of legal counsel, advisors, consultants, and auditors for Lender, (b) all costs and expenses of Lender in connection with any Default and the enforcement of this Agreement or any other Loan Document, including, without limitation, the fees and expenses of legal counsel, advisors, consultants, and auditors for Lender, (c) all transfer, stamp, documentary, or other similar taxes, assessments, or charges levied by any Governmental Authority in respect of this Agreement or any of the other Loan Documents, (d) all costs, expenses, assessments, and other charges incurred in connection with any filing, registration, recording, or perfection of any security interest or Lien contemplated by this Agreement or any other Loan Document, and (e) all other costs and expenses incurred by Lender in connection with this Agreement or any other Loan Document, any litigation, dispute, suit, proceeding or action; the enforcement of its rights and remedies, protection of its interests in bankruptcy, insolvency or other legal proceedings, including, without limitation, all costs, expenses, and other charges (including Lender's internal charges) incurred in connection with evaluating, observing, collecting, examining, auditing, appraising, selling, liquidating, or otherwise disposing of the Collateral or other assets of Borrower.

SECTION 11.2 INDEMNIFICATION. BORROWER SHALL INDEMNIFY LENDER AND EACH AFFILIATE THEREOF AND THEIR RESPECTIVE OFFICERS, DIRECTORS, EMPLOYEES, ATTORNEYS, AND AGENTS FROM, AND HOLD EACH OF THEM HARMLESS AGAINST, ANY AND ALL LOSSES, LIABILITIES, CLAIMS, DAMAGES, PENALTIES, JUDGMENTS, DISBURSEMENTS, COSTS, AND EXPENSES (INCLUDING ATTORNEYS' FEES) TO WHICH ANY OF THEM MAY BECOME SUBJECT WHICH DIRECTLY OR INDIRECTLY ARISE FROM OR RELATE TO (A) THE NEGOTIATION, EXECUTION, DELIVERY, PERFORMANCE, ADMINISTRATION, OR ENFORCEMENT OF ANY OF THE LOAN DOCUMENTS, (B) ANY OF THE TRANSACTIONS CONTEMPLATED BY THE LOAN DOCUMENTS, (C) ANY BREACH BY BORROWER OF ANY REPRESENTATION, WARRANTY, COVENANT, OR OTHER AGREEMENT CONTAINED IN ANY OF THE LOAN DOCUMENTS, (D) THE PRESENCE, RELEASE, THREATENED RELEASE, DISPOSAL, REMOVAL, OR CLEANUP OF ANY HAZARDOUS MATERIAL LOCATED ON, ABOUT, WITHIN, OR AFFECTING ANY OF THE PROPERTIES OR ASSETS OF BORROWER OR ANY SUBSIDIARY, (E) THE USE OR PROPOSED USE OF ANY LETTER OF CREDIT, (F) ANY AND ALL TAXES, LEVIES, DEDUCTIONS, AND CHARGES IMPOSED ON LENDER OR ANY OF LENDER'S CORRESPONDENTS IN RESPECT OF ANY LETTER OF CREDIT, OR (G) ANY INVESTIGATION, LITIGATION, OR OTHER PROCEEDING, INCLUDING, WITHOUT LIMITATION, ANY THREATENED INVESTIGATION, LITIGATION, OR OTHER PROCEEDING, RELATING TO ANY OF THE FOREGOING. WITHOUT LIMITING ANY PROVISION OF THIS AGREEMENT OR OF ANY OTHER LOAN DOCUMENT, IT IS THE EXPRESS INTENTION OF THE PARTIES HERETO THAT EACH PERSON TO BE INDEMNIFIED UNDER THIS SECTION SHALL BE INDEMNIFIED FROM AND HELD HARMLESS AGAINST ANY AND ALL LOSSES, LIABILITIES, CLAIMS, DAMAGES, PENALTIES, JUDGMENTS, DISBURSEMENTS, COSTS, AND EXPENSES (INCLUDING ATTORNEYS' FEES) ARISING OUT OF OR RESULTING FROM THE SOLE CONTRIBUTORY OR ORDINARY NEGLIGENCE OF SUCH PERSON.

SECTION 11.3 LIMITATION OF LIABILITY. Neither Lender nor any Affiliate, officer, director, employee, attorney, or agent of Lender shall have any liability with respect to, and Borrower hereby waives, releases, and agrees not to sue any of them upon, any claim for any special, indirect, incidental, or consequential damages suffered or incurred by Borrower in connection with, arising out of, or in any way related to, this Agreement or any of the other Loan Documents, or any of the transactions contemplated by this Agreement or any of the other Loan Documents. Borrower hereby waives, releases, and agrees not to sue Lender or any of Lender's Affiliates, officers, directors, employees, attorneys, or agents for punitive damages in respect of any claim in connection with, arising out of, or in any way related to, this Agreement or any of the other Loan Documents, or any of the transactions contemplated by this Agreement or any of the other Loan Documents.
SECTION 11.4 NO DUTY. All attorneys, accountants, appraisers, and other professional Persons and consultants retained by Lender shall have the right to act exclusively in the interest of Lender and shall have no duty of disclosure, duty of loyalty, duty of care, or other duty or obligation of any type or nature whatsoever to Borrower or any of Borrower's shareholders or any other Person.

SECTION 11.5 LENDER NOT FIDUCIARY. The relationship between Borrower and Lender is solely that of debtor and creditor, and Lender has no fiduciary or other special relationship with Borrower, and no term or condition of any of the Loan Documents shall be construed so as to deem the relationship between Borrower and Lender to be other than that of debtor and creditor.

SECTION 11.6 EQUITABLE RELIEF. Borrower recognizes that in the event Borrower fails to pay, perform, observe, or discharge any or all of the Obligations, any remedy at law may prove to be inadequate relief to Lender. Borrower therefore agrees that Lender, if Lender so requests, shall be entitled to temporary and permanent injunctive relief in any such case without the necessity of proving actual damages.

SECTION 11.7 NO WAIVER; CUMULATIVE REMEDIES. No failure on the part of Lender to exercise and no delay in exercising, and no course of dealing with respect to, any right, power, or privilege under this Agreement shall operate as a waiver thereof, nor shall any single or partial exercise of any right, power, or privilege under this Agreement preclude any other or further exercise thereof or the exercise of any other right, power, or privilege. The rights and remedies provided for in this Agreement and the other Loan Documents are cumulative and not exclusive of any rights and remedies provided by law.

SECTION 11.8 SUCCESSORS AND ASSIGNS. This Agreement is binding upon and shall inure to the benefit of Lender and Borrower and their respective successors and assigns, except that Borrower may not assign or transfer any of its rights or obligations under this Agreement without the prior written consent of Lender.

SECTION 11.9 SURVIVAL. All representations and warranties made in this Agreement or any other Loan Document or in any document, statement, or certificate furnished in connection with this Agreement shall survive the execution and delivery of this Agreement and the other Loan Documents, and no investigation by Lender or any closing shall affect the representations and warranties or the right of Lender to rely upon them. Without prejudice to the survival of any other obligation of Borrower hereunder, the obligations of Borrower under Sections 11.1 and
11.2 shall survive repayment of the Note and termination of the Commitment and the Letters of Credit.

SECTION 11.10 ENTIRE AGREEMENT; AMENDMENT. THIS AGREEMENT, THE NOTE, AND THE OTHER LOAN DOCUMENTS REFERRED TO HEREIN EMBODY THE FINAL, ENTIRE AGREEMENT AMONG THE PARTIES HERETO AND SUPERSEDE ANY AND ALL PRIOR COMMITMENTS, AGREEMENTS, REPRESENTATIONS, AND UNDERSTANDINGS, WHETHER WRITTEN OR ORAL, RELATING TO THE SUBJECT MATTER HEREOF AND MAY NOT BE CONTRADICTED OR VARIED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS OR DISCUSSIONS OF THE PARTIES HERETO. THERE ARE NO ORAL AGREEMENTS AMONG THE PARTIES HERETO. The provisions of this Agreement and the other Loan Documents to which Borrower is a party may be amended or waived only by an instrument in writing signed by the parties hereto.

SECTION 11.11 NOTICES. Unless otherwise expressly provided herein, all notices and other communications provided for hereunder shall be in writing (including by facsimile transmission) and mailed, faxed or delivered, to the address, facsimile number or subject to the last sentence hereof electronic mail address specified for notices below the signatures hereon or to such other address as shall be designated by such party in a notice to the other parties. All such other notices and other communications shall be deemed to have been given or made upon the earliest to occur of (i) actual receipt by the intended recipient or (ii) (A) if delivered by hand or courier, (B) if delivered by mail, four business days after deposit in the mail, postage prepaid;
(C) if delivered by facsimile when sent and receipt has been confirmed by telephone; and (D) if delivered by electronic mail (which form of delivery is subject to the provisions of the last sentence below) when delivered; provided, however, that notices and other communications pursuant to Article II shall not be effective until actually received by Lender. Electronic mail and intranet websites may be used only to distribute only routine communications, such as financial statements and other information, and to distribute Loan Documents for execution by the parties thereto, and may not be used for any other purpose.

SECTION 11.12	GOVERNING LAW; VENUE; SERVICE OF PROCESS.  This
Agreement shall be governed by and construed in accordance with the laws of the State of Texas and the applicable laws of the United States of America. This Agreement has been entered into in Dallas County, Texas, and it shall be performable for all purposes in Dallas County, Texas. Any action or proceeding against Borrower under or in connection with any of the Loan Documents may be brought in any state or federal court in Dallas County, Texas. Borrower hereby irrevocably
(a) submits to the nonexclusive jurisdiction of such courts, and (b) waives any objection it may now or hereafter have as to the venue of any such action or proceeding brought in any such court or that any such court is an inconvenient forum. Borrower agrees that service of process upon it may be made by certified or registered mail, return receipt requested, at its address specified or determined in accordance with the provisions of Section 11.12. Nothing herein or in any of the other Loan Documents shall affect the right of Lender to serve process in any other manner permitted by law or shall limit the right of Lender to bring any action or proceeding against Borrower or with respect to any of its property in courts in other jurisdictions. Any action or proceeding by Borrower against Lender shall be brought only in a court located in Dallas County, Texas.

SECTION 11.13 COUNTERPARTS. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

SECTION 11.14 SEVERABILITY. Any provision of this Agreement held by a court of competent jurisdiction to be invalid or unenforceable shall not impair or invalidate the remainder of this Agreement and the effect thereof shall be confined to the provision held to be invalid or illegal.

SECTION 11.15 HEADINGS. The headings, captions, and arrangements used in this Agreement are for convenience only and shall not affect the interpretation of this Agreement.

SECTION 11.16 PARTICIPATIONS; ETC. Lender shall have the right at any time and from time to time to grant participations in, and sell and transfer, the Obligations and any Loan Documents. Each actual or proposed participant or assignee, as the case may be, shall be entitled to receive all information received by Lender regarding Borrower and its Subsidiaries, including, without limitation, information required to be disclosed to a participant or assignee pursuant to Banking Circular 181 (Rev., August 2, 1984), issued by the Comptroller of the Currency (whether the actual or proposed participant or assignee is subject to the circular or not).

SECTION 11.17 CONSTRUCTION. Borrower and Lender acknowledge that each of them has had the benefit of legal counsel of its own choice and has been afforded an opportunity to review this Agreement and the other Loan Documents with its legal counsel and that this Agreement and the other Loan Documents shall be construed as if jointly drafted by Borrower and Lender.

SECTION 11.18 INDEPENDENCE OF COVENANTS. All covenants hereunder shall be given independent effect so that if a particular action or condition is not permitted by any of such covenants, the fact that it would be permitted by an exception to, or be otherwise within the limitations of, another covenant shall not avoid the occurrence of a Default if such action is taken or such condition exists.

SECTION 11.19 WAIVER OF JURY TRIAL. TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, BORROWER HEREBY IRREVOCABLY AND EXPRESSLY WAIVES ALL RIGHT TO A TRIAL BY JURY IN ANY ACTION, PROCEEDING, OR COUNTERCLAIM (WHETHER BASED UPON CONTRACT, TORT, OR OTHERWISE) ARISING OUT OF OR RELATING TO ANY OF THE LOAN DOCUMENTS OR THE TRANSACTIONS CONTEMPLATED THEREBY OR THE ACTIONS OF LENDER IN THE NEGOTIATION, ADMINISTRATION, OR ENFORCEMENT THEREOF.

SECTION 11.20 ARBITRATION.

(a) Upon the demand of any party, any dispute shall be resolved by binding arbitration (except as set forth in Section 11.20(e) below) in accordance with the terms of this Agreement or the other Loan Documents. Any party may by summary proceedings bring an action in court to compel arbitration of a Dispute. Any party who fails or refuses to submit to arbitration following a lawful demand by any other party shall bear all costs and expenses incurred by such other party in compelling arbitration of any Dispute.

(b) Arbitration proceedings shall be administered by the American Arbitration Association ("AAA") or such other administrator as the parties shall mutually agree upon in accordance with the AAA Commercial Arbitration Rules. All Disputes submitted to arbitration shall be resolved in accordance with the Federal Arbitration Act (Title 9 of the United States Code), notwithstanding any conflicting choice of law provision in any of the foregoing documents. The arbitration shall be conducted at a location in Texas selected by the AAA or other administrator. If there is any inconsistency between the terms hereof and any such rules, the terms and procedures set forth herein shall control.. All statutes of limitation applicable to any Dispute shall apply to any arbitration proceeding. All discovery activities shall be expressly limited to matters directly relevant to the Dispute being arbitrated. Judgment upon any award rendered in an arbitration may be entered in any court having jurisdiction; provided however, that nothing contained herein shall be deemed to be a waiver by any party that is a bank of the protections afforded to it under Section 91 of Title 12 of the United States Code or any similar applicable state law.

(c) No provision hereof shall limit the right of any party to exercise self-help remedies such as setoff, foreclosure against or sale of any real or personal property collateral or security, or to obtain provisional or ancillary remedies, including without limitation, injunctive relief, sequestration, attachment, garnishment or the appointment of a receiver from a court of competent jurisdiction before, after or during the pendency of any arbitration or other proceeding. The exercise of any such remedy shall not waive the right of any party to compel arbitration hereunder.

(d) Arbitrators must be active members of the Texas State Bar with expertise in the substantive law applicable to the subject matter of the Dispute. Arbitrators are empowered to resolve Disputes by summary rulings in response to motions filed prior to the final arbitration hearing. Arbitrators (i) shall resolve all Disputes in accordance with the substantive law of the State of Texas, (ii) may grant any remedy or relief that a court of the State of Texas could order or grant within the scope hereof and such ancillary relief as is necessary to make effective any award, and (iii) shall have the power to award recovery of all costs and fees, to impose sanctions and to take such other actions as they deem necessary to the same extent a judge could pursuant to the Federal Rules of Civil Procedure, the Texas Rules of Civil Procedure or other applicable law. Any Dispute in which the amount in controversy is $5,000,000 or less shall be decided by a single arbitrator who shall not render an award of greater than $5,000,000 (including damages, costs, fees and expenses). By submission to a single arbitrator, each party expressly waives any right or claim to recover more than $5,000,000. Any Dispute in which the amount in controversy exceeds $5,000,000 shall be decided by majority vote of a panel of three arbitrators; provided however, that all three arbitrators must actively participate in all hearings and deliberations.

(e) Notwithstanding anything herein to the contrary, in any arbitration in which the amount in controversy exceeds $25,000,000, the arbitrators shall be required to make specific, written findings of fact and conclusions of law. In such arbitrations (i) the arbitrators shall not have the power to make any award which is not supported by substantial evidence or which is based on legal error, (ii) an award shall not be binding upon the parties unless the findings of fact are supported by substantial evidence and the conclusions of law are not erroneous under the substantive law of the State of Texas, and (iii) the parties shall have in addition to the grounds referred to in the Federal Arbitration Act for vacating, modifying or correcting an award the right to judicial review of (1) whether the findings of fact rendered by the arbitrators are supported by substantial evidence, and (2) whether the conclusions of law are erroneous under the substantive law of the State of Texas. Judgment confirming an award in such a proceeding may be entered only if a court determines the award is supported by substantial evidence and not based on legal error under the substantive law of the State of Texas.

(f) To the maximum extent practicable, the AAA, the arbitrators and the parties shall take all action required to conclude any arbitration proceeding within 180 days of the filing of the Dispute with the AAA. No arbitrator or other party to an arbitration proceeding may disclose the existence, content or results thereof, except for disclosures of information by a party required in the ordinary course of its business, by applicable law or regulation, or to the extent necessary to exercise any judicial review rights set forth herein. If more than one agreement for arbitration by or between the parties potentially applies to a Dispute, the arbitration provision most directly related to the foregoing documents or the subject matter of the Dispute shall control. If any provision of this Agreement shall be held to be prohibited by or invalid under applicable law, such provision shall be ineffective only to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or any remaining provisions of this Agreement. This arbitration provision shall survive termination, amendment or expiration of any of the foregoing documents or any relationship between the parties.

(g) Lender and Borrower hereby agree to keep all Disputes and arbitration proceedings strictly confidential, provided, however, that Lender and Borrower may disclose such confidential information as is necessary in any litigation between Lender and Borrower or as required by applicable law and, on a confidential basis, to accountants, attorneys and other consultants in the ordinary course of business.

SECTION 11.21 ADDITIONAL INTEREST PROVISION. It is expressly stipulated and agreed to be the intent of Borrower and Lender at all times to comply strictly with the applicable Texas law governing the maximum rate or amount of interest payable on the indebtedness evidenced by any Note, any Loan Document, and the Related Indebtedness (or applicable United States federal law to the extent that it permits Lender to contract for, charge, take, reserve or receive a greater amount of interest than under Texas law). If the applicable law is ever judicially interpreted so as to render usurious any amount (i) contracted for, charged, taken, reserved or received pursuant to any Note, any of the other Loan Documents or any other communication or writing by or between Borrower and Lender related to the transaction or transactions that are the subject matter of the Loan Documents, (ii) contracted for, charged, taken, reserved or received by reason of Lender's exercise of the option to accelerate the maturity of any Note and/or any and all indebtedness paid or payable by Borrower to Lender pursuant to any Loan Document other than any Note (such other indebtedness being referred to in this Section as the "Related Indebtedness"), or (iii) Borrower will have paid or Lender will have received by reason of any voluntary prepayment by Borrower of any Note and/or the Related Indebtedness, then it is Borrower's and Lender's express intent that all amounts charged in excess of the Maximum Lawful Rate shall be automatically canceled, ab initio, and all amounts in excess of the Maximum Lawful Rate theretofore collected by Lender shall be credited on the principal balance of any Note and/or the Related Indebtedness (or, if any Note and all Related Indebtedness have been or would thereby be paid in full, refunded to Borrower), and the provisions of any Note and the other Loan Documents shall immediately be deemed reformed and the amounts thereafter collectible hereunder and thereunder reduced, without the necessity of the execution of any new document, so as to comply with the applicable law, but so as to permit the recovery of the fullest amount otherwise called for hereunder and thereunder; provided, however, if any Note has been paid in full before the end of the stated term of any such Note, then Borrower and Lender agree that Lender shall, with reasonable promptness after Lender discovers or is advised by Borrower that interest was received in an amount in excess of the Maximum Lawful Rate, either refund such excess interest to Borrower and/or credit such excess interest against such Note and/or any Related Indebtedness then owing by Borrower to Lender. Borrower hereby agrees that as a condition precedent to any claim seeking usury penalties against Lender, Borrower will provide written notice to Lender, advising Lender in reasonable detail of the nature and amount of the violation, and Lender shall have sixty (60) days after receipt of such notice in which to correct such usury violation, if any, by either refunding such excess interest to Borrower or crediting such excess interest against the Note to which the alleged violation relates and/or the Related Indebtedness then owing by Borrower to Lender. All sums contracted for, charged, taken, reserved or received by Lender for the use, forbearance or detention of any debt evidenced by any Note and/or the Related Indebtedness shall, to the extent permitted by applicable law, be amortized or spread, using the actuarial method, throughout the stated term of such Note and/or the Related Indebtedness (including any and all renewal and extension periods) until payment in full so that the rate or amount of interest on account of any Note and/or the Related Indebtedness does not exceed the Maximum Lawful Rate from time to time in effect and applicable to such Note and/or the Related Indebtedness for so long as debt is outstanding. In no event shall the provisions of Chapter 346 of the Texas Finance Code (which regulates certain revolving credit loan accounts and revolving triparty accounts) apply to this Note and/or any of the Related Indebtedness. Notwithstanding anything to the contrary contained herein or in any of the other Loan Documents, it is not the intention of Lender to accelerate the maturity of any interest that has not accrued at the time of such acceleration or to collect unearned interest at the time of such acceleration.

SECTION 11.22 CEILING ELECTION. To the extent that Lender is relying on Chapter 303 of the Texas Finance Code to determine the Maximum Lawful Rate payable on any such Note and/or any other portion of the Indebtedness, Lender will utilize the weekly ceiling from time to time in effect as provided in such Chapter 303, as amended. To the extent United States federal law permits Lender to contract for, charge, take, receive or reserve a greater amount of interest than under Texas law, Lender will rely on United States federal law instead of such Chapter 303 for the purpose of determining the Maximum Lawful Rate. Additionally, to the extent permitted by applicable law now or hereafter in effect, Lender may, at its option and from time to time, utilize any other method of establishing the Maximum Lawful Rate under such Chapter 303 or under other applicable law by giving notice, if required, to Borrower as provided by applicable law now or hereafter in effect.

                       [SIGNATURE PAGE FOLLOWS]

IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the day and year first above written.
BORROWER:

UNITED MORTGAGE TRUST


By:/s/Christine Griffin
----------------------------
Christine Griffin
President

Address for Notices:
5740 Prospect Ave.
Dallas, Texas 75206
Fax No.: 214/237-9304
Telephone No.: 214/237-9305, ext. 120
Attention: Christine Griffin
e-mail:griffin@unitedmortgagetrust.com

LENDER:

TEXAS CAPITAL BANK,
NATIONAL ASSOCIATION


By:/s/Reed Allton
-------------------------
Reed Allton
Executive Vice President

Address for Notices:
2100 McKinney Avenue
Suite 900
Dallas, Texas 75201
Fax No.: 214/932-6604
Telephone No.: 214/932-6670
Attention: Reed Allton
e-mail: reed.allton@texascapitalbank.com

                                 -40-

Exhibit 10.2

                     MORTGAGE SERVICING AGREEMENT
                           STATE OF TEXAS
       THIS AGREEMENT made and entered into this 1st day of January, 2002, between UNITED MORTGAGE TRUST, a Maryland real estate investment trust, whose address is 5740 Prospect Ave., Suite 1000, Dallas TX 75206, hereinafter called "Investor" and PROSPECT SERVICE CORPORATION, a corporation duly organized under the laws of Texas, and having its principal place of business at 5740 Prospect Ave., Ste 1000 Dallas TX 75206, hereinafter called the "Servicer":

                            WITNESSETH:
       WHEREAS, Investor has acquired or may acquire as holder and owner, certain notes secured by deeds to secure debt, deeds of trust, and mortgages on real property and the parties hereto contemplate
that  Servicer  shall,  in  the manner  as   herein provided,  service
such notes, deeds to secure debt, deeds of trust, and mortgages subject to the terms hereof, all of which instruments are hereinafter sometimes referred to as "mortgages"; and
       WHEREAS, Investor desires Servicer to service the mortgages in the manner as herein provided and to manage the premises covered thereby in the event that proceedings are instituted to foreclose any of the mortgages in the manner as herein provided;
       NOW THEREFORE, in consideration of the mutual covenants and agreements herein contained, it is agreed by and between the parties hereto as follows:
       1. COLLECTIONS FROM MORTGAGOR
       Effective  from  the date of delivery of  the
       mortgages to Servicer from Investor and continuously thereafter until the principal and interest of the mortgages are paid in full, or until any foreclosure sale or conveyance of the property securing the mortgage by deed in lieu of foreclosure, Servicer shall diligently proceed to collect all payments due
under   the mortgages  as and when they are due, and make remittance of the same (less the servicing fee herein provided for) to Investor in accordance with the terms hereof.
       2. REMITTANCE AND HANDLING OF FUNDS
       Servicer shall pay monthly to Investor or its order on or about the 25th day of each month, but not later than the last day of each month, all funds previously received by Servicer from mortgagors which are applicable to the payment of principal  and interest  (less
the servicing fee herein provided  for)  on  the mortgages.   Each
such remittance shall be accompanied by a reconciliation for the then current month of the total mortgage account of Investor being serviced by Servicer. A trust account or accounts shall be maintained
by Servicer  in  a  bank whose accounts are   insured by  the  Federal
Deposit Insurance Corporation. Servicer's  records  shall   clearly
show   the respective interests of Investor and of each individual mortgagor in all accounts maintained as aforesaid. Servicer shall maintain appropriate bookkeeping records of each payment made by each mortgagor, showing the amounts applicable to principal, interest, taxes, hazard insurance and mortgage insurance. Servicer shall also maintain appropriate records of all payments remitted to Investor
and  of all funds returned by Investor to Servicer  for the   purpose
of discharging mortgagee's duties, rights or privileges hereunder or under the mortgage documents and shall also maintain appropriate records of the application of the funds returned by Investors to Servicer for the purposes aforesaid.

       3.   COMPENSATION OF SERVICER

       As full compensation for its services rendered as herein provided, in connection with real estate lien notes with an annual interest rate at 11.875% or lower, Servicer shall retain from each monthly payment collected an amount equal to 1/12 of 1/2 of 1% of the principal balance of the note upon which the monthly interest payment is computed. For real estate notes with annual interest rate of 12% or higher, Servicer shall retain from each monthly payment collected an amount equal to 1/12 of 1% of the principal balance of the note upon which the monthly interest payment is computed. If any late charge on any past due payment or installment on any loan is received by Servicer from any mortgagor pursuant to the terms of any loan document, such late charge shall be retained by Servicer as additional compensation to Servicer.

       4.   INSURANCE
       At all times during the existence of such mortgage, Servicer shall require each mortgagor to maintain insurance on all of the buildings upon the premises covered by each mortgage for loss or damage by fire, with extended coverage, and for such other insurable hazards and risks as are customarily required by the Servicer or other prudent lenders with respect to similar types of loans in the locality and with insurance companies rated "B Plus" or better by Alfred M. Best Company, Inc. Servicer shall hold for the account of Investors all such polices which shall be endorsed in such a manner as to indicate that losses payable thereunder are payable
to Servicer as  agent  for  Investor  as mortgagee.   Servicer shall
attempt to collect the proceeds from such policies with respect to all losses which may occur, and after obtaining the endorsement of the mortgagor, if required and if possible. Servicer may endorse such checks and require the mortgagor to apply such proceeds to the repair of the property. In the cases where losses shall have occurred for which the insuring company or companies shall, pursuant to its or their policy or policies, pay an amount in excess of $2,500.00, Servicer shall inspect all repairs so as to ascertain if the work is done properly. As to each mortgage and insofar as applicable, where it is determined that the mortgaged premises are within an area identified by the Secretary of Housing and Urban Development as having special flood hazards and flood insurance is available under the National flood program, Servicer shall cause each mortgagor to maintain insurance against loss due to flood at all times during the existence of such mortgage.

       5.   DEFAULTS OF MORTGAGOR
       In the event that principal, interest or any other charges with respect to any mortgage are not paid on or before the first day of the month following the month they become due and payable, or if any mortgagor fails to perform any other covenant or obligation under any mortgage, and such failure continues for a period of one month from the time such default comes to the attention of Servicer, Servicer shall act to enforce Investor's rights as mortgagee pursuant to the mortgage documents.

       6.   LIMITATION OF SERVICER'S AUTHORITY
       Servicer is authorized only to receive and to forward the monthly payments as provided in the notes and mortgages for interest, amortization of principal, and service or other charges where called for herein, and shall not accept any additional sums in reduction of the principal amount of the mortgage or for the retirement thereof (unless permitted by the terms of the mortgage) without the written consent and authority of Investor. Servicer is not authorized or empowered to waive or vary the terms of any note or mortgage, provided, however, Servicer may enter into forbearance agreements with mortgagors when Servicer, in its reasonable judgment deems it appropriate to do so. Servicer is charged with complying with all terms of any Note or Mortgage and will comply with all notice requirements in a timely manner and comply with all provisions set forth in any Note or Mortgage. The Servicer will comply with all applicable laws in carrying out its duties hereunder.

       7. INSPECTIONS
       Servicer shall make an inspection of the premises within 60 days of the time any default comes to the attention of Servicer and shall until any foreclosure sale or conveyance of the property securing the mortgage by deed in lieu of foreclosure, make reasonable additional inspections.
       8. FORECLOSURE; SERVICER'S AUTHORITY
       In case of default with respect to any mortgage, the Servicer shall promptly institute foreclosure proceedings or proceed to acquire the property by other means in accordance with applicable law and the requirements of all applicable documents, provided, however, that Investor shall indemnify the Servicer for all costs and expenses necessary to complete foreclosure proceedings and for preservation of the property, including reasonable attorney fees. The Servicer shall have the authority and power to appoint substitute trustees and attorneys for the purpose of foreclosure and to negotiate with the mortgagor to acquire the secured property by deed in lieu of foreclosure. The property may be acquired in the name of Servicer as agent for Investor. To facilitate the Servicer's duties, powers and authority under this Paragraph 8, Investor is executing the attached Appointment of Substitute Trustee and the attached Special Durable Power of Attorney, simultaneously with Investor's execution of this agreement. The Servicer is authorized by Investor to attach such exhibits to the Appointment of Substitute Trustee and the Special Durable Power of Attorney as may be appropriate, to record such Appointment of Substitute Trustee and Special Durable Power of Attorney, or to otherwise deal with such Appointment of Substitute Trustee and Special Durable Power of Attorney as it deems necessary.

       9. PROPERTY MANAGEMENT
       In the event that foreclosure proceedings are instituted by Servicer, or when authorized by the Court where such authority is required, Servicer, from the date of commencement until the termination thereof by foreclosure sale, or by acceptance of a deed in lieu of foreclosure from mortgagor, shall (a) protect the mortgaged premises under foreclosure in such manner and to such extent as are customarily embraced in the proper protection of properties in the locality involved, and (b) maintain insurance on the premises in the manner provided in Paragraph 4. Servicer shall have no further responsibility under the terms hereof with respect to the management, inspection, protection or sale of such property after the foreclosure sale or the acceptance of a deed in lieu of foreclosure from mortgagor. Servicer shall segregate and hold for Investor until paid over to it, in a special custodial account of the character described in Paragraph 2 hereof, all monies in respect to said premises which shall come into the hands of Servicer.
       10.  RECORDS
       Servicer shall keep satisfactory books and records pertaining to the mortgages, and upon the termination of this agreement, Investor shall be permitted at its own expense to make copies of such of these records as it may desire. Such books and records may be removed from Servicer's office for the purpose of copying, and shall
be  returned  within  a  reasonable   time. Servicer shall maintain and
preserve all records with respect to each mortgage or loan serviced hereunder for Investor until each mortgage or loan shall have been paid in full and satisfied or foreclosed.
       11.  ASSIGNMENT AND SATISFACTION
       This agreement may not be assigned by Servicer or its successors without the consent of Investor. This agreement shall inure to the benefit of the parties hereto and their respective permitted successors and assigns. In the event any mortgagor shall satisfy, pay and discharge any mortgage indebtedness, then the obligations and rights hereunder of both parties shall continue in full force and effect with respect to any remaining mortgages covered by this agreement. In the event of either or both the sale or assignment of any or all of the mortgages which may now or hereafter be serviced by the Servicer for Investor hereunder, Servicer agrees to service, upon all of the terms and conditions contained in this agreement, such mortgages so sold or assigned, for the party or parties to whom Investor shall have sold or assigned the same mortgages or any of the same.
       12.  SERVICER-INDEPENDENT CONTRACTOR
       Servicer is and shall be an independent contractor and is not and shall not be subject to direction by Investor as to the manner
of   the  performance  of  the Servicer's   obligations hereunder.

       13. INFORMATION TO INVESTOR

       In the event the Investor does not elect to accept the Mortgage Replacement Provision set forth in Paragraph 22, then at all times during the term of this Agreement, the terms of this paragraph 13 shall apply.

       Servicer shall notify Investor of any mortgagor default which continues for thirty (30) days or more and, following such notice,
Servicer   shall  provide  Investor with   reasonable additional
notices regarding foreclosure of the mortgage and other enforcement actions, and regarding the condition of the property securing the mortgage, until title to the property is transferred to Investor or the mortgage obligation to Investor has been discharged. Servicer shall provide such additional statements and reports as Investor may reasonably request from time to time.

       14.  TERMINATION

       Investor may terminate this agreement with or without cause upon thirty (30) days written notice to Servicer and upon payment to Servicer of a sum equal to 1% of the aggregate principal amount then outstanding on all of the loans as to which servicing is being terminated provided, however, that Investor shall pay no termination fee when a mortgage is withdrawn from this agreement by reason of foreclosure or satisfaction of such mortgage. Upon termination of this agreement in any manner, Servicer shall forthwith deliver to Investor a statement showing the payments collected and all monies held by it for payment of taxes, insurance and other charges, and shall immediately pay over to Investor all monies so collected and held. Servicer shall further turn over to Investor at the main office of Servicer all books, papers and records, or transcripts thereof, pertaining to the mortgages for which the servicing is being terminated.

       15.  TERM OF AGREEMENT
       Unless sooner terminated as herein provided, this agreement shall continue from the date hereof through the term of the mortgage having the longest term until the principal and interest on all of the mortgages are paid in full, or until completion of
proceedings   instituted  to foreclose  all  of  the   mortgages
remaining subject to the terms of this agreement or title to  the
mortgaged premises  is  acquired  by  Investor   in   lieu of
foreclosure.

       16.  NO WAIVER
       None of the provisions contained in this agreement shall be deemed waived, altered, modified or changed except by an agreement in writing signed by the parties hereto.
       17.  ADDRESSES
       Notices required to be provided pursuant to this agreement shall be mailed or hand-delivered to the parties at the following addresses or at such other addresses as the parties may from time to time designate in writing:

       INVESTOR: UNITED MORTGAGE TRUST
       5740 Prospect Ave., Suite 1000
       Dallas, TX  75206

       SERVICER: PROSPECT SERVICE CORPORATION
       5740 Prospect Ave., Ste. 1000
       Dallas, TX  75206
       18.  APPLICABLE LAW
       This agreement shall be governed by and construed under the Laws of the State of Texas.
       19.  DISCLAIMER
       The parties acknowledge that Investor may purchase or may have purchased loans from third parties pursuant to agreements containing representations and warranties made by the sellers of said loans.
The parties hereto agree that Servicer does not warrant in any respect the loans purchased or to be purchased by Investor from any third parties and the parties expressly agree that Servicer is not responsible for any acts or omissions of prior owners or servicers of such loans.
       20.  PRESUMPTION OF OWNERSHIP
       Upon  assignment by Investor of any mortgage being serviced
hereunder,   Investor  shall  mail  written  notice thereof to
Servicer, giving the name and address of the assignee of Investor. Until Servicer receives such written notice, Investor shall be presumed to be the owner of such mortgage and Servicer is hereby authorized and directed to continue making payments hereunder to Investor.
       21.  OBLIGATIONS OF PARTIES
       The parties acknowledge that nothing contained herein shall obligate Investor to engage the services of Servicer with respect to any loan owned or hereafter acquired by Investor and nothing contained herein shall obligate Servicer to undertake the servicing of any such loan.
       22.  OPTIONAL MORTGAGE REPLACEMENT PROVISION
       Investor elects to incorporate the following terms into this agreement as indicated by Investor's initials in the space provided:
In  the  event  of  Mortgagor  default  under  any
mortgage purchased from or through Servicer or its affiliates, during the first 30 months commencing on the date of Investor's purchase of the mortgage (the "Defaulted Mortgage"), Servicer shall replace the Defaulted Mortgage with a performing mortgage of equal value (the  "Replacement  Mortgage"),  and  in
consideration thereof, Servicer  shall  take  ownership and
control  of the  Defaulted Mortgage  and  shall  have the right
to retain  all  late  fees, reinstatement   fees,  cost
reimbursements   relating to the enforcement of lien rights, and
any gain realized from the resale of the property securing the Defaulted Mortgage, including down payment, earnest money deposits, rental income or any other  sums generated  by  the property securing the Defaulted Mortgage. In addition,  Servicer shall bear the costs of enforcement of the Defaulted Mortgage. Investor shall execute appropriate documents necessary to
facilitate  such replacement.   In  the  event  of Mortgagor
default under the Replacement Mortgage during the first 30
months commencing on the date of transfer of the Replacement
Mortgage to the investor, the terms and conditions of this paragraph shall apply to the Replacement Mortgage.
_____________________        __________________
       INITIALS OF                  INITIALS OF
       INVESTOR HERE                INVESTOR HERE
       INDICATE ACCEPTANCE          INDICATE REJECTION
       IN WITNESS WHEREOF, each party has caused this agreement to be signed and executed by the parties duly authorized on the day and year written above.

       INVESTOR: UNITED MORTGAGE TRUST
       BY:/s/ Christine Griffin
       ----------------------------
       Christine Griffin, President
       ATTEST:/s/Dana Williams
       ----------------------------
       Dana Williams
       SERVICER: PROSPECT SERVICE CORPORATION BY:

       /s/ Linda Lunger
       -----------------------------
       Linda Lunger, Vice President
       ATTEST:/s/ Kandi S. Cook
       -----------------------
       Kandi S Cook


Exhibit 31. Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

       August 8, 2005

       /s/ Christine Griffin
       ------------------------------------
       Christine Griffin
       President and Chief Executive Officer


Exhibit 31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

       August 8, 2005                        /s/ Christine Griffin
                                          -----------------------
                                          Christine Griffin
                                          Chief Financial Officer


Exhibit 32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       I, Christine A. Griffin, Chief Executive Officer of United Mortgage Trust (the "registrant"), have executed this certification for furnishing to the Securities and Exchange Commission in connection with the filing with the Commission of the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2005 (the "Report"). I hereby certify that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the of the registrant as of and for the end of that period.


       August 8, 2005


       /s/ Christine A Griffin
       -----------------------
       Christine A Griffin
       Chief Executive Officer


Exhibit 32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       I, Christine A. Griffin, Chief Financial Officer of United Mortgage Trust (the "registrant"), have executed this certification for furnishing to the Securities and Exchange Commission in connection with the filing with the Commission of the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2005 (the "Report"). I hereby certify that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the of the registrant as of and for the end of that period.


       August 8, 2005


       /s/ Christine A Griffin
       -----------------------
       Christine A Griffin
       Chief Financial Officer