Form 10-Q/A
period 2005-06-30
UNITED MORTGAGE TRUST
filed 2005-08-19
CIK 101390

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549



                            Form 10-Q/A



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

                           7,034,770

                               (i)

TABLE OF CONTENTS


PART II OTHER INFORMATION
Item 6. Exhibits



                                   (ii)

The Company is filing an amended Form 10-Q in order to strike reference of the "audit committee" in both Exhibit 31 and Exhibit 31.2.



PART II OTHER INFORMATION

Item 6. Exhibits



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