Form 10-Q
period 2005-09-30
UNITED MORTGAGE TRUST
filed 2005-11-08
CIK 101390

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549



                            Form 10-Q



     [ x ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2005

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



Indicated by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes [ X ]      No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act) Yes [ X ]  No [   ]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act)  Yes [  ]      No [ X  ]

                             7,035,494

              Number of shares of Registrant's shares of beneficial interest outstanding as of November 5, 2005.

                               (i)

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

      Consolidated Balance Sheets: September 30, 2005 and December 31, 2004

      Unaudited Consolidated Statements of Income: Three Months and Nine Months ended September 30, 2005 and 2004

      Unaudited Consolidated Statements of Cash Flows: Nine Months Ended September 30, 2005 and September 30, 2004

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

Item 1. Legal Proceedings

Item 2. Unregistered sales of Equity Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

SIGNATURE

EXHIBITS




                             (ii)

PART I  -- FINANCIAL INFORMATION

                           UNITED MORTGAGE TRUST
                              BALANCE SHEETS
                                           September 30,  December 31,
                                             2005              2004
                                           ----------------------------
                                           (Unaudited)       (Audited)
ASSETS

Cash And Cash Equivalents                  $  7,179,472     $  1,331,798

Mortgage investments:
  Investment in trust receivables             8,195,295       17,749,231
  Residential mortgages and contracts
    for deed foreclosed                       1,648,737          867,591
  Interim mortgages                          66,602,744       73,747,536
  Interim mortgages foreclosed                2,426,532        2,025,830
  Reserve for loan losses                    (1,201,726)        (921,500)
                                            -----------      -----------
Total mortgage investments, net              77,671,582       93,468,688

Line-of-credit receivable, affiliate         29,084,100       28,721,639
Accrued interest receivable                     102,286          630,531
Accrued interest receivable, affiliate        4,510,535        3,375,970
Receivable from affiliate                       386,890          379,298
Equipment, less accumulated depreciation
  of $10,820 and $8,156, respectively            15,037           17,700
Other assets                                  1,854,606        1,272,637
                                           ------------     ------------
Total Assets                               $120,804,508     $129,198,261
                                           ------------     ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Line-of'credit, payable                  $  5,206,143     $ 12,030,000
  Distributions payable                         813,929          937,846
  Accounts payable and accrued
    liabilities                                   --              75,098
                                            -----------     ------------
Total Liabilities                             6,020,072       13,042,944
                                            -----------     ------------

Commitments and contingencies                    --               --

Shareholders' equity:
  Shares of beneficial interest; $.01 par
    value; 100,000,000 shares authorized;
    7,815,392 and 7,683,050 shares
    issued; 7,022,860 and 7,040,743
    outstanding, respectively                    78,154           76,831
  Additional paid-in capital                137,384,258      134,750,434
  Advisor's reimbursement                       397,588          397,588
  Cumulative distributions in excess
    of earnings                              (7,312,120)      (6,386,352)
                                            -----------     ------------
                                            130,547,880      128,838,501
  Less treasury stock, 792,532 and
     642,307 shares, respectively,
     at cost                                (15,763,444)     (12,683,184)
                                            -----------     ------------

Total Shareholders' Equity                  114,784,436      116,155,317
                                           ------------     ------------
Total Liabilities and Shareholders'
  Equity                                   $120,804,508     $129,198,261
                                           ------------     ------------

See accompanying notes to consolidated financial statements.

                           UNITED MORTGAGE TRUST
                          CONSOLIDATED STATEMENTS OF INCOME
                                    (unaudited)

                                 Three Months Ended       Nine Months Ended
                                    September 30,            September 30,
                               2005              2004   2005              2004
                               ----------------------   ----------------------
                                     (unaudited)              (unaudited)
Revenues:
  Interest income              $3,877,168  $3,404,317   $11,143,743  $9,899,471


Expense:
  Reserve for and loss from
    sales of foreclosed
    properties                    720,568     522,124     2,444,108   1,181,101
  Interest expense                160,606      10,322       273,547      39,197
  Loan servicing fee                8,235      24,293        99,919      85,269
  Management fee                  260,449     302,686       725,368     706,132
  General and administrative      126,869      82,442       453,418     298,251
                               ----------  ----------    ----------  ----------
                                1,276,727     941,867     3,996,360   2,309,950
                               ----------  ----------    ----------  ----------
Net income                     $2,600,441  $2,462,450   $ 7,147,383  $7,589,521
                               ==========  ==========   ===========  ==========
Net income per share
   of beneficial interest           $0.37       $0.35         $1.02       $1.08
                                    =====       =====         =====       =====
Weighted average
    shares outstanding          6,999,276   7,049,777     7,022,454   7,053,240
                               ==========  ==========   ===========  ==========

Cash distributions declared
   per share of beneficial
   interest                        $ 0.35       $0.40         $1.15       $1.32
                                   ======       =====         =====       =====

See accompanying notes to consolidated financial statements.

                         UNITED MORTGAGE TRUST
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (unaudited)
                                                  Nine Months Ended
                                                    September 30,
                                                  2005          2004
                                              ------------------------

Cash flows from operating activities:
  Net income                                  $ 7,147,383   $ 7,589,521
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Reserve for and loss from sales
        of foreclosed properties                2,444,108     1,181,101
      Depreciation                                  2,664         2,658
      Net amortization of discount on
        mortgage investments                       11,670        29,804
      Changes in assets and liabilities:
        Accrued interest receivable              (606,320)     (225,911)
        Other assets                             (581,966)   (1,035,298)
        Accounts payable and accrued
          liabilities                             (75,098)     (146,529)
         Net cash provided by                 -----------    ----------
             operating activities               8,342,441     7,395,346
                                              -----------    ----------
Cash flows from investing activities:
  Investment in residential mortgages
    and contracts for deed                       (635,893)     (781,185)
  Principal receipts on residential
    mortgages and contracts for deed              863,125     5,164,308
  Proceeds from sale of mortgage
    loans, securitization                       7,260,871     9,455,520
  Line-of-credit receivable, affiliate           (362,461)  (10,060,350)
  Investment in interim mortgages             (56,800,155)  (59,229,988)
  Principal receipts on interim mortgages      62,653,465    55,746,812
  Receivable from affiliate                        (7,592)   (2,042,446)
         Net cash provided by (used in)       -----------   -----------
             investing activities:             12,971,270    (1,747,329)
                                              -----------   -----------
Cash flows from financing activities:
  Proceeds from issuance of shares of
    beneficial interest                         2,635,148     3,071,526
  Purchases of treasury stock                  (3,080,260)   (2,801,583)
  Shares of beneficial interest redeemed           --          (611,970)
  Net borrowings (payments) on line-
    of-credit, payable                         (6,823,857)    1,480,000
  Dividends                                    (8,197,068)   (9,438,038)
        Net cash used in financing            -----------   -----------
             activities:                      (15,466,037)   (8,300,065)
                                              -----------   -----------
Net increase (decrease) in cash                 5,847,674    (2,652,048)

Cash and cash equivalents
  at beginning of period                        1,331,798     4,199,455
                                              -----------   -----------
Cash and cash equivalents at end
  of period                                   $ 7,179,472    $1,547,407
                                              -----------   -----------
Interest paid                                 $   273,547   $    39,197
                                              -----------   -----------

See accompanying notes to consolidated financial statements.

                            UNITED MORTGAGE TRUST
                 Notes to Consolidated Financial Statements
                             September 30, 2005
                                (Unaudited)

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

On September 1, 2005, the Company announced that it had entered into an Agreement and Plan of Merger dated September 1, 2005 ('Merger Agreement') with UMT Holdings, L.P., a Delaware limited partnership, pursuant to which the Company would merge with and into UMT Holdings ('Merger'). UMT Holdings would survive the Merger and the general partner of UMT Holdings would manage the business of the combined company following the Merger. A copy of the press release announcing the Merger was included as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2005.

If the Merger is consummated, each share of beneficial interest of the Company will be converted into the right to receive one 8.5% Class A Senior Subordinated Debenture of UMT Holdings in the original principal amount of $20.00.

UMTH is a real estate finance company based in Dallas, Texas. UMTH originates and purchases interim mortgage loans, provides asset management services, and services residential mortgages. UMTH also holds profit participation interests in United Development Funding, L.P. and United Development Funding II, L.P., which originate and purchase real estate acquisition and development loans, and make real estate related equity investments. UMTH's partners include persons who are officers and shareholders of the Company, and officers and owners of UMT Advisors, Inc., the Company's advisor and manager.

On September 7, 2005 UMT Holdings filed with the Securities and Commission a registration statement on Form S-4 concerning the proposed Merger that includes a proxy statement/prospectus. The Company will send the proxy statement to its shareholders to seek their approval of the proposed Merger.

2. Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company's 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, were made. Operating results for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

3. Line-of-Credit, Payable

On November 8, 2004, with Trustee approval, the Company entered into a loan agreement with a bank providing the Company a $15,000,000 line-of-credit with a three year term. The line-of-credit payable was collateralized by certain interim mortgages. Interest is charged at the higher of the Prime Rate and the Fed Funds Rate plus one half of one percent on any given day. Interest on the outstanding balance was 7.25% on September 30, 2005.

4. Related Party Transactions

a). Fees paid to the Advisor, a related party: On January 1, 2001, the Company entered into an Advisory Agreement with the Advisor whereby the Advisor provides the Company with day-to-day management and administrative services subject to the supervision and review by the Trustees. In consideration for these services, the Company paid the Advisor a trust administration fee of $260,449 and $302,686 for the quarters ended September 30, 2005 and 2004, respectively, and $725,368 and $706,132 for the nine month respective periods. The fee was calculated as 1/12th of 1/2 of 1% paid monthly of the first $50,000,000 of income producing assets and 1/12th of 1% of income producing assets in excess of $50,000,000, paid monthly. A two percent fee in the amount of $145,512 in 2005 and $188,000 in 2004 was paid to the Advisor as compensation for facilitating the Bayview securitization.

b). Loan servicing fees paid to an affiliate: Under the terms of a Mortgage Servicing Agreement with Prospect Service Corp. ('PSC'), the Company incurred loan servicing fees of $8,235 and $24,293 in the quarters ended September 30, 2005 and 2004, and $36,346 and $85,269 for the respective nine-month periods. During the three months ended September 30, 2005 the Company paid a loan servicing fee to UMTH Land Development for sourcing a significant loan package in the amount of $63,573.

c). Purchasing Mortgage Investments from affiliates:

The Company purchases interim mortgages from various sources including affiliates listed below. In addition, the Company extended a line of credit to United Development Funding, which is collateralized by the affiliate's real estate assets:

                              Three Months                 Nine Months
Affiliated Company       2005              2004     2005                2004
---------------------    ----------------------     ------------------------
Capital Reserve Corp.    $   49,000  $  137,000     $   460,000  $ 1,475,000
Ready America Funding     3,074,000   8,176,000      12,275,000   16,335,000
REO Property Company        274,000     357,000         448,000      805,000
Ready Mortgage Corp.          --          3,000         912,000      453,000
South Central Mortgage        --          --               --          2,000
UMTH Lending              8,989,000   3,724,000      17,245,000   12,217,000
United Development
  Funding                 4,640,000   6,165,000      15,295,000    6,165,000

d). SCMI Recourse Agreement: SCMI has agreed that, if the obligor on any residential mortgage or contract for deed sold to the Company by SCMI or its affiliates, and that has had less than 12 payments made on it, defaults in the making of any payment or other obligation thereon during the period ending before the 12th payment after the Company bought that residential mortgage or contract for deed, then SCMI shall buy that Mortgage Investment from the Company or advance on a month-to-month basis, all lost interest, tax and insurance escrow payments, as well as any costs incurred by it related to curing the default or obtaining title of the property securing the defaulted obligation. Seventy-four loans are secured by the agreement at September 30, 2005.

e.) Line-of-Credit Receivable, Affiliate: On January 1, 2005, but effective September 30, 2004, the Company entered into a First Amended and Restated Secured Line of Credit Promissory Note and an Amended and Restated Security Agreement (collectively, the 'Amendment') with United Development Funding, L.P., ('UDF'). The Amendment amended an existing revolving line-of-credit facility ('LOC') to extend the term by an additional five years and to increase the LOC to $30 million. The purpose of the LOC is to finance UDF's investments in real estate development projects. The Amendment has two components: the Long Term Investment portion ('LTI') and the Bridge-Loan Investment portion ('BLI').

The LOC is secured by the pledge of all of UDF's land development loans and equity investments. Those UDF loans may be first lien loans or subordinate loans. The LTI portion may not exceed $12,000,000 and bears interest at an annualized percentage rate of 15% with interest payable monthly. The BLI portion may not exceed $18,000,000 and is secured by the assignment of first lien loans made by UDF to developers for the acquisition of pre-development residential real estate. The BLI portion is additionally secured by the pledge of all of UDF's land development loans and equity investments. The BLI portion bears interest at an annualized percentage rate of 13.5% with interest payable monthly.

The LOC is subordinate to UDF Senior Debt which consists of a loan guaranty to Colonial Bank in the amount of approximately $8,750,000 and a $10,000,000 line-of-credit provided by Coppermark Bank.

UDF may use the LOC proceeds to finance either: (a) indebtedness associated with any real estate development project upon which Borrower has a first priority lien to the extent such indebtedness, including indebtedness financed by funds advanced hereunder and indebtedness financed by funds advanced from any other source, including without limitation Senior Debt, exceeds 85% of the appraised value of such real estate development project; or (b) indebtedness associated with any real estate development project upon which Borrower has a junior priority lien to the extent such indebtedness, including indebtedness financed by funds advanced hereunder and indebtedness financed by funds advanced from any other source, including without limitation Senior Debt, exceeds 80% of 85% of the appraised value of such real estate development project.

The Amendment represents a further increase in the Company's LOC to UDF and in the land development loans made or to be made by UDF representing approximately 25% of the Company's entire portfolio. The Company's Trustees have approved this change in the Company's investment policy represented by the increase in the LOC based upon the changed interest rate environment which has resulted in lower yields from the Company's traditional mortgage investments as well as experience to date with loans made to UDF.

The Company monitors the LOC for collectibility on a continuing basis based on the affiliate's payment history. No valuation allowance or charge to earnings was recorded for the periods ending September 30, 2005 and 2004 based on the Company's evaluation. The Company's LOC balances to UDF were $29,084,100 and $28,721,639 at September 30, 2005 and December 31, 2004,
respectively.

5. Investment in Trust Receivable

Prior to the Bayview securitization referenced in Note 6, all residential mortgages and contracts for deed were transferred to a qualified special purpose entity, wholly-owned by the Company, which is consolidated in the Company's financial statements.

6. Bayview Securitization

On January 28, 2005, United Mortgage Trust and two of its wholly-owned subsidiaries, UMT LT Trust as the 'Seller' and UMT Funding Trust as the 'Depositor,' both Maryland real estate investment trusts, simultaneously entered into agreements described below for the securitization of $9,686,070 principal amount of United Mortgage Trust mortgage loans through the private issuance of $7,260,871 in 9.25% Class A Notes (the 'Notes'). The Notes, together with $2,425,199 in Class B Certificates (the 'Certificates'), collectively referred to as the 'Securities' were issued by Wachovia Bank as Trustee (the 'Trustee') pursuant to a Trust Agreement dated as of January 1, 2005 between the Bank and the Depositor. The Class A Notes were then sold by the Depositor to Bayview Financial, L.P. ('Bayview'), pursuant to a Purchase Agreement dated as of January 26, 2005 (the 'Note Purchase Agreement') between Bayview, the Depositor and United Mortgage Trust. The Notes were sold pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.
The Securities evidence the entire beneficial ownership interest in a Trust Fund created under the Trust Agreement, which consists of a pool of performing first lien residential mortgage loans and contracts for deed (the 'Mortgage Loans') with an aggregate principal balance of $9,686,070 as of January 1, 2005. United Mortgage Trust transferred the Mortgage Loans (excluding the servicing rights) to the Seller as a capital contribution and the Seller sold the Mortgage Loans to the Depositor pursuant to a Mortgage Loan Sale Agreement dated as of January 1, 2005. The Mortgage Loan Sale Agreement includes a right on the part of the Depositor to require the Seller to repurchase certain Mortgage Loans upon the Seller's breach of a representation or warranty with respect to certain characteristics of the Mortgage Loans. United Mortgage Trust has agreed to guarantee the obligations of the Seller under the Mortgage Loan Sale Agreement, including the obligation of the Seller to repurchase Mortgage Loans as to which the Seller has breached a representation or warranty. The Class B Certificates give the Depositor the right to receipt of all remaining monthly interest after all payments due on the Class A Notes and all principal and interest on the Mortgage Loans have been made and after retirement of the Class A Notes. The Class B Certificates will be retained by the Depositor. Simultaneously with the Depositor's conveyance of the Mortgage Loans to the Trustee and pursuant to the terms of a Servicing Rights Transfer Agreement dated as of January 1, 2005 United Mortgage Trust, as owner of the servicing rights to the Mortgage Loans, transferred the servicing rights to the Mortgage Loans to Bayview and, pursuant to a SubServicing Agreement dated as of January 1, 2005 PSC agreed with Bayview to act as sub-servicer of the Mortgage Loans.

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

The sensitivity to an immediate 10% and 20% adverse change in the assumptions used to measure fair value of the securitized mortgage loans is as follows:

Prepayment speed assumption (annual rate):
Impact on fair value of 10% adverse change             $ 15,000
Impact on fair value of 20% adverse change               30,000

Expected credit losses (over remaining life of loans):
Impact on fair value of 10% adverse change               12,000
Impact on fair value of 20% adverse change               24,000

Residual cash flows discount rate (annual):
Impact on fair value of 10% adverse change              221,000
Impact on fair value of 20% adverse change              433,000

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following section contains statements that are not historical facts and are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Our actual results may differ materially from those included in the forward-looking statements. We intend these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on our assumptions and describe future plans, strategies and expectations for ourselves, are generally identifiable by use of the words 'believe,' 'expect,' 'intend,' 'anticipate,' 'estimate,' 'project,'

'prospects,' or similar expressions as well as any statements referring to the proposed merger with UMT Holdings, L.P. Our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and our future prospects on a consolidated basis include, without limitation, the following: the pending proposed merger with UMT Holdings, L.P., changes in interest rates, economic conditions generally and conditions in the real estate and mortgage markets specifically; supply and demand for mortgages; legislative/regulatory changes (including changes to laws governing the taxation of REITs); availability of capital; competition; and policies and guidelines applicable to REITs. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.


RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

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

On September 1, 2005, the Company announced that it had entered into an Agreement and Plan of Merger dated September 1, 2005 ('Merger Agreement') with UMT Holdings, L.P., a Delaware limited partnership, pursuant to which the Company would merge with and into UMT Holdings ('Merger'). UMT Holdings would survive the Merger and the general partner of UMT Holdings would manage the business of the combined company following the Merger. A copy of the press release announcing the Merger was included as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2005

If the Merger is consummated, each share of beneficial interest of the Company will be converted into the right to receive one 8.5% Class A Senior Subordinated Debenture of UMT Holdings in the original principal amount of $20.00.

UMTH is a real estate finance company based in Dallas, Texas. UMTH originates and purchases interim mortgage loans, provides asset management services, and services residential mortgages. UMTH also holds profit participation interests in United Development Funding, L.P. and United Development Funding II, L.P., which originate and purchase real estate acquisition and development loans, and make real estate related equity investments. UMTH's partners include persons who are officers and shareholders of the Company, and officers and owners of UMT Advisors, Inc., the Company's advisor and manager.

     On September 7, 2005 UMT Holdings filed with the Securities and Commission a registration statement on Form S-4 concerning the proposed Merger that includes a proxy statement/prospectus. The Company will send the proxy statement to its shareholders to seek their approval of the proposed
Merger.

OFF BALANCE SHEET TRANSACTION

     On January 28, 2005, United Mortgage Trust and two of its wholly-owned subsidiaries, UMT LT Trust as the 'Seller' and UMT Funding Trust as the 'Depositor,' both Maryland real estate investment trusts, simultaneously entered into agreements described below for the securitization of $9,686,070 principal amount of United Mortgage Trust mortgage loans through the private issuance of $7,260,871 in 9.25% Class A Notes (the 'Notes'). The Notes, together with $2,425,199 in Class B Certificates (the 'Certificates'), collectively referred to as the 'Securities' were issued by Wachovia Bank as Trustee (the 'Trustee') pursuant to a Trust Agreement dated as of January 1, 2005 between the Bank and the Depositor. The Class A Notes were then sold by the Depositor to Bayview Financial, L.P. ('Bayview'), pursuant to a Purchase Agreement dated as of January 26, 2005 (the 'Note Purchase Agreement') between Bayview, the Depositor and United Mortgage Trust. The Notes were sold pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.

      The Securities evidence the entire beneficial ownership interest in a Trust Fund created under the Trust Agreement, which consists of a pool of performing first lien residential mortgage loans and contracts for deed (the 'Mortgage Loans') with an aggregate principal balance of $9,686,070 as of January 1, 2005. United Mortgage Trust transferred the Mortgage Loans (excluding the servicing rights) to the Seller as a capital contribution and the Seller sold the Mortgage Loans to the Depositor pursuant to a Mortgage Loan Sale Agreement dated as of January 1, 2005. The Mortgage Loan Sale Agreement includes a right on the part of the Depositor to require the Seller to repurchase certain Mortgage Loans upon the Seller's breach of a representation or warranty with respect to certain characteristics of the Mortgage Loans. United Mortgage Trust has agreed to guarantee the obligations of the Seller under the Mortgage Loan Sale Agreement, including the obligation of the Seller to repurchase Mortgage Loans as to which the Seller has breached a representation or warranty. The Class B Certificates give the

Depositor the right to receipt all remaining monthly interest after all payments due on the Class A Notes and all principal and interest on the Mortgage Loans have been paid and after retirement of the Class A Notes. The Class B Certificates will be retained by the Depositor.

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

LOANS PURCHASED

     We did not acquire residential mortgages or contracts for deed during the third quarter 2005. During the 2004 quarter we purchased four residential mortgages. During the nine-month periods of 2005 and 2004, we acquired 13 new residential mortgages with an aggregate principal balance of $239,000 and three residential mortgages with an aggregate unpaid principal balance of $124,000, respectively. In addition, during the nine-month period of 2004, 54 contracts for deed were refinanced into notes and deeds of trust and were retained by us.

     At the end of the September 2005 quarter, and with the culmination of the two Bayview Securitizations (one in April 2004 and the other described above), our mortgage portfolio changed significantly. We owned outright 7 contracts for deed, 36 residential mortgage loans, two rental properties and had nine foreclosed properties. The balance of our interest in residential mortgages (420 individual loans) were securitized and held in trust on behalf of Bayview (Senior piece) and UMT LT Trust (Subordinate piece). Adding the four categories, the total unpaid principal balance on our books at September 30, 2005 was approximately $9,844,000, and the yield was 9.29%. We used the proceeds from the sale of the securitizations to pay down our line-of-credit; fund the UDF line-of-credit; and invest in interim mortgage loans. The unpaid balance on the UDF line-of-credit was approximately $29,084,000 and the yield for the quarter was 13.11%. Interim mortgages totaled approximately $69,029,000, which included approximately $2,427,000 foreclosed (954 active loans and 32 foreclosed loans at the end of the quarter) and the yield was 12.87%.

      At the end of the September 30, 2004, and after the close of the first Bayview Securitization, our mortgage portfolio in the aggregate consisted of 232 residential mortgages, nine contracts for deed, two rental properties owned outright and 52 foreclosed properties. The balance of our interest in residential mortgages (275 loans) were securitized and held in trust on behalf of Bayview (Senior piece) and UMT LT Trust (Subordinate piece). Adding all four categories, the total unpaid principal balance on our books at September 30, 2004 was approximately $25,717,000, and the yield was 8.82%. We used the proceeds from the sale of the securitizations to pay down our line-of-credit; fund the UDF line-of-credit; and invest in interim mortgage loans.

The unpaid balance on the UDF line-of-credit was approximately $16,154,000 and the yield for the quarter was 12.92%. Interim mortgages totaled approximately $77,984,000 (1,023 active loans and 31 foreclosed properties at the end of the quarter) and the yield was 12.28%.

     The following table illustrates percentage of our portfolio dedicated to each loan category:
-------------------------------------------------------
                                       September 30,
Loan Category                       2005          2004
--------------------------         --------------------
Interim Mortgages                    64%           63%
UDF Line-of-credit                   28%           21%
Securitized Loans                     4%            3%
Residential Mortgages/CFDs            4%           14%
-------------------------------------------------------

     All of the properties that are security for the mortgage investments are located in the United States. Each of the properties was adequately covered by a mortgagee's title insurance policy and hazard insurance.

     During the three and nine months ended September 30, 2005 and 2004 our investments generated approximately $3,877,000 and $3,404,000 and $11,144,000 and $9,899,000 of interest income, respectively, 14% and 13% increases. The rise was attributed to the changing mix of the portfolio shifting away from lower yield residential mortgages and toward UDF and interim mortgages, which are higher yield types of investments.

     Operating expenses for the three-month and nine-month periods were approximately $1,277,000 and $942,000 and $3,996,000 and $2,310,000,
respectively, 36% and 73% increases, respectively. Increases can be primarily attributed to the following three categories:

Loan losses - $721,000 compared to $522,000 for the comparable three months (38% decrease) and $2,444,000 and $1,181,000 for the comparable nine-month periods (107% increase), which included actual losses incurred of $622,000 and $474,000 for the comparable three-month periods and $2,164,000 and $1,191,000 during the comparable nine-month periods. Loan losses increase or decrease depending on the number of foreclosed properties sold in a given period and the price the property is sold for versus our basis in the property. An additional reserve for interim mortgages was recorded during the quarter based on the increased number of interims reclassified as foreclosed during the 2005 quarter.

Interest expense - $161,000 and $10,000 for the comparable three months (1,510% increase) and $274,000 and $39,000 for the comparable nine-month periods (603% increase). Increases and decrease in interest expense related to usage of our credit facility and interest rates. The more we use our credit facility, the higher our interest expense.

Management fee - $260,000 and $303,000 for the comparable three months (14% decrease) and $725,000 and $706,000 for the comparable nine-month periods (3% increase). The trust management fee is calculated as a percentage of income producing assets. It will therefore increase or decrease when use of our credit line fluctuates and when our cash balances increase or decrease, driving our asset base up and down.

General and administrative - $127,000 and $82,000 for the comparable three months (55% increase) and $453,000 and $298,000 for the comparable nine-month periods (52% increase). The increase during the comparable period was due to higher accounting service fee, legal fees, amortization expense of securitization transaction costs, postage expenses and printing expenses.


    We are maintaining a loss reserve on interim mortgages of approximately 1% of cash flow for the nine month period (1% of new funding of interim mortgages) after losses are realized during the period. We are maintaining a loss reserve on our long-term loans of approximately 40% of the value of foreclosed properties.

     Of the approximate $344,000,000 interim mortgages we have acquired, we have recorded losses of $1,884,000, 0.55% of the total. Of the $54,000,000 residential mortgages and contracts for deed we have acquired, we have recorded approximately $5,595,000 in losses, or 10.46% of the total. We anticipate loan losses to continue and therefore are continuing to monitor the adequacy of our loan loss reserve and we expect to adjust its level as needed.

     Our default rate as of September 30, 2005 and 2004 was 3.77% and 3.75% of income producing assets. The most significant portion of our defaults, as a percentage of type of asset is amongst residential mortgages and contracts for deed.

     Operating expenses, less interest expense, as a percentage of income were 28.79% and 27.36% for the comparable three-month periods and 33.41% and 22.94% for the comparable nine-month periods, and operating expenses as a percentage of invested assets were 1.01% and 0.73% and 3.31% and 1.79% for the comparable three and nine-month periods, respectively.

     Net income for the three and nine months ended September 30, 2005 and 2004 was approximately $2,600,000 and $2,462,000, and $7,147,000 and
$7,590,000, a 6% increase between quarters and an 6% decrease between nine-month periods, respectively. Net income per weighted average share of beneficial interest was $0.37 and $0.35 and $1.02 and $1.08, respectively, for the comparable three and nine months, an increase of 6% between quarters and a decrease of 5% between nine-month comparable periods.

    Distributions to shareholders per share of beneficial interest during the comparable periods were $0.35 and $0.40 per share during the comparable quarters, respectively and $1.15 and $1.32 for the comparable nine month periods, respectively. We have lowered our dividend to a 7% annualized rate for the third quarter of 2005 in order to recapture capital distributed in the past. In both the June and September quarters of 2005 we have achieved that goal retaining approximately $0.02 per weighted share.

CAPITAL RESOURCES AND LIQUIDITY FOR THE THREE MONTHS AND NINE MONTHS ENDED September 30, 2005 AND 2004

     We utilize funds made available from our dividend reinvestment plan, funds made available on our bank line of credit and repayment of principal on our loans to purchase Mortgage Investments.

--------------------------------------------------------------------
                                         For the Three Months ended
                                                September 30,
                                           2005              2004
                                        ----------------------------
Shares issued                                40,727           49,800
Gross proceeds from reinvestment           $814,540         $996,000
Treasury shares purchased               $(1,112,000)     $(1,322,000)
Principal receipts from Residential
  Mortgages and Contracts for Deed          $83,000          $90,000
Principal receipts from
  Interim Mortgages                     $25,254,000      $20,845,000
Net borrowings (payments on)
  line-of-credit, payable               $(3,460,800)      $1,480,000
--------------------------------------------------------------------

--------------------------------------------------------------------
                                         For the Nine Months ended
                                                September 30,
                                           2005              2004
                                        ----------------------------
Shares issued                               132,352          163,600
Gross proceeds from reinvestment         $2,647,000       $3,072,000
Treasury shares purchased               $(3,080,000)     $(2,802,000)
Shares redeemed ' rescission offer           --            $(611,000)
Principal receipts from Residential
  Mortgages and Contracts for Deed         $863,000       $5,164,000
Principal receipts from
  Interim Mortgages                     $62,653,000      $55,747,000
Proceeds from the Bayview
  Securitization                         $7,261,000       $9,456,000
Net borrowings (payments on)
  line-of-credit, payable               $(6,824,000)      $1,480,000
--------------------------------------------------------------------

     As of September 30, 2005, we had issued an aggregate of 7,815,392 shares of beneficial interest and repurchased into treasury, through our Share Repurchase Plan, 792,532 shares. Total shares outstanding were 7,022,860. Total capital raised was $156,020,810.

     As of September 30, 2004, we had issued an aggregate of 7,634,470 shares of beneficial interest and repurchased into treasury, through our Share Repurchase Plan, 582,053 shares. Total shares outstanding were 7,052,417. Total capital raised was $152,437,230.

     On November 8, 2004, with Trustee approval, the Company entered into a loan agreement with a bank providing the Company a $15,000,000 line-of-credit with a three year term. The line-of-credit payable was collateralized by certain interim mortgages. Interest is charged at the higher of the Prime Rate and the Fed Funds Rate plus one half of one percent on any given day. Interest on the outstanding balance was 7.25%.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

     A discussion of quantitative and qualitative disclosures about market risk may be found in Item 7A of our 2004 Annual Report on Form 10-K. There have been no material changes in this information since the filing of our 2004 Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Dividend Reinvestment Plan

     On November, 14, 2003 we filed an S-3 registration with the SEC to register 511,000 shares issuable under our Dividend Reinvestment Plan. The Company maintains the plan as a means of providing the Company's shareholders with a convenient and inexpensive way to increase their investment in the Company by reinvesting their dividends to purchase additional shares. There are no commissions or fees paid from the proceeds. We have used proceeds from the plan primarily to repurchase shares under our share redemption plan and, to the extent that proceeds exceed share repurchases, we invest the proceeds in mortgage investments.

       As of September 30, 2005, 397,665 shares have been reinvested representing $7,953,300 in proceeds to the Company since the plan's inception.


Share Redemption Plan

	On December 5, 2003, the Company announced adoption of a Share Redemption Plan to provide its shareholders with the benefit of limited liquidity. Under that Plan, shareholders who held the shares for at least one year were eligible to request that we repurchase their shares. The Plan provided that in any consecutive twelve (12) month period we may not repurchase more than 5% of the outstanding shares at the beginning of the twelve (12) month period. The repurchase price was based on the value of the Company's properties or fixed pricing schedule, as determined by the Trustees' business judgment based on the Company's book value, operations and general market and economic conditions and could not, in any event, exceed any current public offering price.

	Concurrently with the announcement of the entry into the Merger Agreement with UMT Holdings, L.P., on September 2, 2006, the Company's Board of Trustees suspended the Share Redemption Plan. Since that date, the Company has made a limited number of redemptions outside of the suspended Plan upon a showing of hardship by the requesting shareholders.

The following is a summary of redemptions made during the third quarter of 2005:



                                                                  Maximum Number
                                             Total number of     of shares that
                                            shares purchased     may be purchased
       Total number of       Price per    as part of publicly    under announced
       shares purchased        Share        announced plan            plan (1)
---------------------------------------------------------------------------------
        2005       2004     2005    2004      2005      2004       2005    2004
     --------------------  --------------  --------------------  --------------
Jul   7,117.41  19,310.67  $18.00  $19.90   7,117.41  19,310.67	 5% of outstanding
Aug  44,372.21  30,324.24  $19.31  $19.96  44,372.21  30,324.24  shares in any given
Sep   7,068.00  16,374.61  $18.00  $19.88   7,068.00  16,374.61  year.

(1) The Plan provided that in any consecutive twelve (12) month period we may not repurchase more than 5% of the outstanding shares at the beginning of the twelve (12) month period.

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


                                        UNITED MORTGAGE TRUST
                                        (Registrant)


Date:  November 8, 2005                   /S/Christine A. Griffin
                                         Christine A. Griffin
                                              President

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

       November 8, 2005

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

       November 8, 2005                        /s/ Christine Griffin
                                          -----------------------
                                          Christine Griffin
                                          Chief Financial Officer


Exhibit 32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       I, Christine A. Griffin, Chief Executive Officer of United Mortgage Trust (the "registrant"), have executed this certification for furnishing to the Securities and Exchange Commission in connection with the filing with the Commission of the registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2005 (the "Report"). I hereby certify that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the of the registrant as of and for the end of that period.


       November 8, 2005


       /s/ Christine A Griffin
       -----------------------
       Christine A Griffin
       Chief Executive Officer


Exhibit 32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       I, Christine A. Griffin, Chief Financial Officer of United Mortgage Trust (the "registrant"), have executed this certification for furnishing to the Securities and Exchange Commission in connection with the filing with the Commission of the registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2005 (the "Report"). I hereby certify that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the of the registrant as of and for the end of that period.


       November 8, 2005


       /s/ Christine A Griffin
       -----------------------
       Christine A Griffin
       Chief Financial Officer