Form 10-K/A
period 2004-12-31
UNITED MORTGAGE TRUST
filed 2005-12-06
CIK 101390

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-K/A
      Amendment No. 1

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

                   Yes [X]                  No [ ]

     Indicate by check mark if no disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     Indicate by check mark whether the registrant is an accelerated
filer (as defined in Exchange Act Rule 12b-2)    Yes []     No [X]

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

     The overall management of our business is invested in our Board of Trustees. Our Advisor, UMT Advisors, Inc., ("UMTA" or "Advisor") has been retained to manage our day-to-day operations and to use its best efforts to seek out and present to us, whether through its own efforts or those of third parties retained by it, a sufficient number of suitable investment opportunities which are consistent with our investment policies and objectives and consistent with the investment programs the Trustees may adopt from time to time in conformity with the Declaration of Trust. The Company's President, Christine "Cricket" Griffin, is an employee of the Advisor, for which she serves as President.

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

     The following table summarizes the share repurchases made by us under our share redemption plan in 2004:
                                                 Total number
                                              of shares purchased
     Total number of     Average price      as part of publicly
     shares purchased      per share            announced plan
     ----------------    -------------      ----------------------
Jan       2,162             18.00                   2,162
Feb      15,434             19.40                  15,434
Mar      15,542             20.00                  15,542
Apr       3,941             18.95                   3,941
May       8,391             18.48                   8,391
Jun      31,724             19.87                  31,724
Jul      19,532             19.90                  19,532
Aug      30,546             19.95                  30,546
Sep      16,940             19.90                  16,940
Oct      21,008             19.93                  21,008
Nov      16,291             19.66                  16,291
Dec      18,030             19.87                  18,030
        -------             -----                --------
Totals  199,541             19.49                 199,541


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

                                                     December 31,
                               2004           2003           2002         2001         2000
                            --------------------------------------------------------------------
OPERATING DATA
Total revenues                 $13,889,448    $12,076,341    $8,277,742   $5,679,657   $3,857,612
Total expenses                 $ 4,420,440    $ 3,487,222    $  901,843   $  894,824   $1,129,230
Net income                     $ 9,466,008    $ 8,589,119    $7,375,899   $4,784,833   $2,728,382
Net income per share           $1.34          $1.47          $1.81        $1.81        $1.80
Weighted average
  shares outstanding           7,051,313      5,859,639      4,083,488    2,641,072    1,514,014

                                                      December 31,
                               2004            2003           2002          2001          2000
                            ---------------------------------------------------------------------

BALANCE SHEET DATA
Cash                           $  1,331,798   $  4,199,455   $   646,570   $    33,569   $  200,912
Residential mortgages and
  contracts for deed           $    --        $ 29,780,352   $35,299,701   $37,182,782   $31,906,587
Investment in trusts,
  Receivable                   $ 17,749,231         --            --            --            --
Foreclosed residential
  mortgages and contracts
  for deed                     $    867,591   $  3,346,004   $ 3,676,070   $ 2,500,461   $ 1,512,812
Interim Mortgages              $ 73,747,536   $ 71,547,192   $49,136,321   $17,529,898   $ 6,453,111
Foreclosed interim mortgages   $  2,025,830   $  1,263,350        --            --            --
Loan loss reserve              $  (921,500)   $   (350,000)       --            --            --
Line-of-credit
  receivable, affiliate        $ 28,721,639   $  6,093,493        --            --            --
Other assets                   $  5,676,136   $  4,445,972   $ 2,333,229   $ 1,538,911   $   832,664
Total assets                   $129,198,261   $120,325,818   $91,091,891   $58,785,621   $40,906,086

Line-of-credit payable         $ 12,030,000   $     --       $ 6,245,000   $   810,000   $ 7,000,000
Other liabilities              $  1,012,944   $  1,835,145   $ 1,357,303   $   685,137   $   311,845
Total Liabilities              $ 13,042,944   $  1,835,145   $ 7,602,303   $ 1,495,137   $ 7,311,845
Total temporary equity               --            --        $21,566,181        --            --
Total shareholders' equity     $116,155,317   $118,490,673   $61,923,407   $57,290,484   $33,594,241
Total liabilities and
  shareholders' equity         $129,198,261   $120,325,818   $91,091,891   $58,785,621   $40,906,086

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


RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

     As of December 31, 2004, our mortgage portfolio consisted of 545 residential mortgages, 9 contracts for deed and 945 interim mortgages. The portfolio had an unpaid principal balance ("UPB") of approximately $94,390,000. The average loan in the portfolio had a blended interest rate of 13.11%, a current annual yield of 13.24%, an investment-to-value ratio of 71.17%, an average UPB of $63,000, and a term remaining of 333 months for residential mortgages and contracts for deed. Interim mortgages have terms of 12 months or less, depending on the collateral securing the interim mortgage and the borrower. The more extensive the rehabilitation work on the property or the construction requirements, the longer the term of the loan. The average construction loan has a term of nine months, the average rehabilitation loan has a term of 6 months.

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

RESERVE FOR AND SALES OF FORECLOSED PROPERTIES: increased 28% and 26,223% between 2004 and 2003

During 2004 and 2003 we sold a significant number of properties at a loss of $0.43 and $0.39 on the dollar, respectively, continuing our aggressive program of liquidation of non-incoming producing assets. In 2002, we sustained an insignificant loss on the sale of properties. Realized losses in 2004, 2003 and 2002 respectively were approximately $1,867,000, $1,822,000 and $8,252, representing 2% and 21,979% increases between periods. Loss reserves increased by 163% and 100% in 2004 and 2003, respectively. No reserve was recorded in 2002. Because we did not anticipate the extent of loan losses in 2004, we refined our loss analysis method and increased our reserve based on our experience and observable trends. In addition we will continue to reserve loss reserves during 2005 at a rate of 1% of the balance of each interim mortgage loans acquired and approximately 40% of each residential mortgage or contract for deed reclassified as foreclosed. During each quarter in 2005 we will continue to monitor sales of foreclosed properties and adjust our reserve calculation method if our experience and observable trends change.

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

     The following table details major categories of defaulted loans for each of the last three fiscal years:

                                                    2004           2003           2002
                                                 ----------     ----------     ----------
RESIDENTIAL MORTGAGES AND CONTRACTS FOR DEED
Number of loans defaulted at beginning of year       72              78            54
Aggregate unpaid principal balance               $3,346,000     $3,676,000     $2,615,000

Additional defaults during year                      50              83            67
Aggregate unpaid principal balance               $2,300,000     $3,818,000     $3,082,000

Defaulted properties disposed of during year         98              89            43
Aggregate unpaid principal balance               $4,778,000     $4,148,000     $2,021,000

Number of loans defaulted at end of year             24              72            78
Aggregate unpaid principal balance               $  868,000     $3,346,000     $3,676,000

INTERIM MORTGAGES
Number of loans defaulted at beginning of year       25               -             -
Aggregate unpaid principal balance               $1,263,000     $     -        $    -

Additional defaults during year                      19              25             -
Aggregate unpaid principal balance               $1,343,000     $1,263,000     $    -

Defaulted properties disposed of during year         21               -             -
Aggregate unpaid principal balance               $  580,000     $     -        $    -

Number of loans defaulted at end of year             23              25             -
Aggregate unpaid principal balance               $2,026,000     $1,263,000     $    -

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

                        2004            2003           2002
                     -----------    -----------     ----------
RESIDENTIAL MORTGAGES   $18,221,000    $28,487,000    $28,555,000
Percentage increase
  over prior year           (36%)         (1%)             4%

CONTRACTS FOR DEED         $396,000     $4,638,000    $11,285,000
Percentage increase
  over prior year           (91%)        (59%)            (7%)

INTERIM MORTGAGES       $75,773,000    $72,811,000    $49,136,000
Percentage increase
  over prior year             4%          48%            180%

Line-of-credit (UDF)    $28,722,000     $6,093,000        --
receivable affiliate
over prior year              371%         100%            --



     It may be useful to also see how each category compares as a percentage of the portfolio.

                        2004    2003    2002
                        ----    ----    ----
RESIDENTIAL MORTGAGES      15%     25%     32%
CONTRACTS FOR DEED          0%      4%     13%
INTERIM MORTGAGES          62%     65%     55%
Line-of-credit (UDF)       23%      6%     --


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

     INTEREST INCOME ACCRUAL

    Interest income is received by us from our portfolio of residential mortgages, contracts for deed, interim mortgages and line-of-credit, affiliate. We do not receive interest income on defaulted loans that are not covered under a recourse agreement. In determining whether to accrue interest income with respect to a past due loan, our chief financial officer reviews each loan monthly to determine 1) the likelihood that the borrower will make a payment in any given month based on the borrowers payment history and recommendation from the loan servicing staff, 2) whether the loan is covered by a recourse agreement, and, 3) the status of the loan as determined by the loan servicing company.

     Residential Mortgages and Contracts for Deed: Most of our residential mortgages and contracts for deed are no longer covered by a recourse agreement. Interest income may or may not be accrued on a past due loan, depending on our chief financial officer's monthly review as described above. The review includes a borrower's prior payment history and consulting with the loan servicing company's staff to determine whether an accrual should be made. Income accruals are made based on the likelihood that the borrower will bring his account current. We do not accrue interest income once a property has been foreclosed. Nor do we accrue income for more than three months of interest on a given loan even if a payment is received on the loan during a monthly cycle.

     Interim Mortgages: Most of our interim loans are covered by recourse agreements. A recourse agreement obligates the borrower to make interest payments to us on the mortgage investments they have assigned to us, no matter what the payment status is of their underlying borrower. We therefore accrue interest each month on mortgage investments covered by a recourse agreement. If an interim mortgage loan is not covered by a recourse agreement, and a payment is 60 days past due, we do not accrue income with respect to such loan until such time as the borrower brings the account current.

     UDF Line-of-credit: We prepare a monthly interest invoice and require that it is paid in a timely manner, which we consider to be generally within 45 days of receipt by UDF.

     There is no assurance that the interest income accrued by us will be paid by a borrower. When we accrue interest income on a mortgaged property and we foreclose and take possession of the property, we sell it and receive proceeds from the sale. We first apply the proceeds to any accrued interest related to the loan and apply the balance of the proceeds to the outstanding loan balance. If the proceeds from the sale are not sufficient to reduce the outstanding loan balance to zero the remaining balance is referred to as the "charge-off amount". The charge-off amount is recorded against our loss reserve: accrued interest income, plus the outstanding loan balance, less proceeds from the sale of the property equals the amount charged-off against loss reserves.


LOAN LOSS RESERVES

     Loss reserves are established when a trend becomes clear that the current market value of foreclosed properties is less than the outstanding balances of loans. A loss reserve is created based on a quarterly analysis of foreclosed property market values. It is calculated as the difference between the outstanding loan balance of a foreclosed property, plus accrued interest income, less the estimated proceeds from the sale of the foreclosed property. Prior to 2003 the estimated market value of foreclosed properties was equal to or great than the outstanding loan balance and no mortgage investment loss reserve was recorded. Until 2003, we had not established mortgage investment loss reserves because historical losses from the sale of foreclosed properties had been nominal. The lower interest rate environment in the last half of 2003 had a negative impact on the value of our properties because borrowers who in years past were our market were qualifying for higher priced housing than our average home. Thus in the later half of 2003, we began aggressively liquidating foreclosed properties using sales proceeds to fund interim mortgages and the UDF line-of-credit to generate more interest income.


     In the past two years, we experienced significant mortgage investment losses, primarily from foreclosed residential mortgages and contracts for deed. Foreclosed properties sold at average discounts of 43% and 39%, in 2004 and 2003, respectively.
     We establish loan loss reserves based upon the loan loss trend data available. We record loan loss reserves based on historical rates of default and losses from disposition of foreclosed properties.

The changes in the allowance for loan losses during the years ended December 31, 2004, 2003, and 2002 are summarized as follows:


                                      2004             2003           2002
-----------------------------------------------------------------------------
Balance, beginning of year      $   350,000       $     -         $    -
Provision for loan losses         2,789,000        2,172,000          8,000
Loans charged off                 2,217,000        1,822,000          8,000
Balance, end of year            $   922,000       $  350,000      $    -


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
------------------------------------------------------------------------------

CHANGES IN ACCOUNTING POLICIES AND PROCEDURES

Subsequent to receipt of the Report of its Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, we instituted certain new policies and procedures to address some of the material weaknesses cited in the report and described below. We believe these changes are reasonably likely to materially affect our internal control over financial reporting.

THE COMPANY LACKED SEGREGATION OF DUTIES, PRIMARILY AS A RESULT OF THE ADVISOR HAVING ONE INDIVIDUAL (THE COMPANY'S CFO) SERVING THE COMPANY WHICH COULD RESULT IN MISAPPROPRIATION OF ASSETS. Since year end, one of our staff has been reassigned and processes accounts receivable and cash receipts, and another has been reassigned to process accounts payable.

THE COMPANY DOES NOT HAVE PERSONNEL WITH SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING KNOWLEDGE AND EXPERIENCE, WHICH COULD RESULT IN INAPPROPRIATE ACCOUNTING AND FINANCIAL REPORTING. Our CFO is now working with two CPA's employed by affiliates who are well qualified to assist with accounting and financial reporting matters.

THE COMPANY DID NOT PROPERLY ANALYZE AND RECORD LOAN LOSS RESERVES, WHICH COULD RESULT IN UNDERSTATED RESERVES THROUGHOUT THE YEAR. Based on the results of the last quarter of 2003 and all of 2004, we have revised our loss reserve calculations and are recording a 40% reserve based on the unpaid principal balance of each residential mortgage and contract for deed reclassified as foreclosed property in order to reflect actual average discounted sales proceeds, and we are building a loss reserve on interim mortgages of 1% per dollar funded to reflect the amount being reserved by our affiliated companies. On a quarterly basis, we will compare our assumptions with actual experience and make adjustments to our loss reserve account as necessary to more accurately reflect changes in trends.

To date our chief financial officer is documenting written policies and procedures to present to our auditors in conjunction with our 2005 year end audit.

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

     As reflected on our financial statements, since 1999 our distributions have exceeded our earnings with the result that a portion of the distributions to shareholders represented a return of capital. Our Trustees determined that we would not pay dividends in excess of earnings from 2003 forward, we did not do so in 2004 and 2003 as we aggressively sold foreclosed properties. We sold those properties for $0.57 and $0.61 on the dollar; the loss is recorded as an expense and thus reduced our earnings. We reserved an additional $921,500 for loan losses at year end as we have several REO properties yet to sell and for management's best estimate of losses from loans outstanding as of December 31, 2004. We will continue to add to the loan loss reserve as necessary. Our trustees will make the determination regarding distributions in 2005 based on 2004 earnings and projected earnings in 2005.

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

Material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment as of December 31, 2004:

-	The Company lacked segregation of duties, primarily a result of the Advisor having one individual serving the Company which could result in misappropriation of assets.
-	The Company did not have documented policies and procedures for aspects of financial reporting, which could result in a lack of internal control over financial reporting.
-	The Company does not have personnel with significant accounting and financial reporting knowledge and experience, which could result in inappropriate accounting and financial reporting.
-	The Company did not properly analyze and record loan loss
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


					/s/ Whitley Penn

Dallas, Texas
February 25, 2005

                        UNITED MORTGAGE TRUST
                      CONSOLIDATED BALANCE SHEETS


                                                    December 31,
                                           2004                    2003
                                           ----------------------------
ASSETS

Cash And Cash Equivalents                  $  1,331,798     $  4,199,455

Mortgage investments:
  Residential mortgages
    and contracts for deed                      --            29,780,352
  Investment in trust receivables            17,749,231           --
  Residential mortgages and contracts
    for deed foreclosed                         867,591        3,346,004
  Interim mortgages                          73,747,536       71,547,192
  Interim mortgages foreclosed                2,025,830        1,263,350
  Loan loss reserve                            (921,500)        (350,000)
                                            -----------      -----------
Total mortgage investments, net              93,468,688      105,586,898

Line-of-credit receivable, affiliate         28,721,639        6,093,493
Accrued interest receivable                     630,531          628,975
Accrued interest receivable, affiliate        3,375,970        2,824,849
Receivable from affiliate                       379,298           59,117
Equipment, less accumulated depreciation
  of $8,156 and $4,612, respectively             17,700           21,245
Other assets                                  1,272,637          911,786
                                           ------------     ------------
Total Assets                               $129,198,261     $120,325,818
                                           ------------     ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Line-of-credit, payable                  $ 12,030,000     $     --
  Distributions payable                         937,846        1,071,000
  Accounts payable and accrued
    liabilities                                  75,098          152,175
  Amounts due for redemption of
    beneficial interest                           --             611,970
                                            -----------     ------------
Total Liabilities                            13,042,944        1,835,145
                                            -----------     ------------

Commitments and contingencies                    --               --

Shareholders' equity:
  Shares of beneficial interest; $.01 par
    value; 100,000,000 shares authorized;
    7,683,050 and 7,470,872 shares
    issued; 7,040,743 and 7,028,106
    outstanding, respectively                    76,831           74,708
  Additional paid-in capital                134,750,434      130,539,921
  Advisor's reimbursement                       397,588          397,588
  Cumulative distributions in excess
    of earnings                              (6,386,352)      (3,728,496)
                                            -----------     ------------
                                            128,838,501      127,283,721
  Less treasury stock, 642,307 and
     442,766 shares, respectively,
     at cost                                (12,683,184)      (8,793,048)
                                            -----------     ------------

Total Shareholders' Equity                  116,155,317      118,490,673
                                           ------------     ------------
Total Liabilities and Shareholders'
  Equity                                   $129,198,261     $120,325,818
                                           ------------     ------------

See accompanying notes to consolidated financial statements.

                            UNITED MORTGAGE TRUST
                       CONSOLIDATED STATEMENTS OF INCOME
                                            Year Ended December 31,
                                        2004          2003         2002
                                     --------------------------------------
Revenues:
Interest income                      $13,889,448   $12,076,341   $8,277,742

Expenses:
  Provision for loan losses            2,788,116     2,172,197        8,252
  Interest expense                       179,609       146,196       78,203
  Loan servicing fees                    109,245       145,904      196,661
  Trust administration fee               945,005       729,935      444,509
  General and administrative             401,465       292,990      174,218
                                     -----------    ----------   ----------
                                       4,423,440     3,487,222      901,843
                                     -----------    ----------   ----------

Net income                           $ 9,466,008   $ 8,589,119   $7,375,899
                                     ===========   ===========   ==========

Earnings per share of
  beneficial interest                      $1.34         $1.47        $1.81
                                     ===========   ===========   ==========
Weighted average shares
  outstanding                          7,051,313     5,859,639    4,083,488
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

                             UNITED MORTGAGE TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year Ended December 31,
                                                2004          2003          2002
                                           -----------------------------------------
Cash flow from operating activities:
  Net income                               $  9,466,008   $  8,589,119   $  7,375,899
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Reserve for loan losses                 2,788,116      2,172,197          8,252
      Depreciation                                3,544          1,276            520
      Net amortization of discount on
        mortgage investments                     16,136        (22,281)       (15,548)
      Changes in assets and liabilities:
        Accrued interest receivable            (552,677)    (1,536,736)      (687,728)
        Other assets                           (360,851)      (627,759)       (92,302)
        Accounts payable and accrued
          liabilities                           (77,077)      (398,705)       409,156
            Net cash provided by            ------------   -----------    -----------
            operating activities:            11,283,199      8,177,111      6,998,249
                                            ------------   -----------    -----------
Cash flow from investing activities:
  Investment in residential mortgages and
    contracts for deed                       (2,769,918)    (1,364,900)    (3,849,140)
  Principal receipts on residential
    mortgages and contracts for deed          6,044,912      5,314,398      4,563,908
  Proceeds from the sale of mortgage loans,
    securitization                            9,455,520         --             --
  Investment in interim mortgages           (77,448,678)   (99,815,148)   (63,724,041)
  Principal receipts on interim
    mortgages                                74,032,123     76,240,927     32,117,618
  Line-of-credit receivable, affiliate      (22,628,146)    (6,093,493)        --
  Receivable from affiliate                    (320,181)        50,477          6,336
  Purchase of equipment                          --             --            (21,144)
            Net cash used in investing     -------------   -----------    -----------
            activities:                     (13,634,368)   (25,667,739)   (30,906,463)
                                           -------------   -----------    -----------
Cash flow from financing activities:
  Proceeds from issuance of shares of
    beneficial interest                       4,212,636     44,266,530     28,574,571
  Net borrowings (payments) on
    lines-of-credit, payable                 12,030,000     (6,245,000)     5,435,000
  Purchase of treasury stock                 (3,890,136)    (6,460,302)    (1,582,756)
  Shares of beneficial interest redeemed       (611,970)        --             --
  Distributions                             (12,257,018)   (10,517,715)    (7,905,600)
            Net cash provided by           ------------    -----------    -----------
            financing activities:              (516,488)    21,043,513     24,521,215
                                           ------------    -----------    -----------
Net increase (decrease) in cash              (2,867,657)     3,552,885        613,001

Cash and cash equivalents at
  beginning of year                           4,199,455        646,570         33,569
                                           ------------    -----------    -----------
Cash and cash equivalents at
  end of year                              $  1,331,798   $  4,199,455    $   646,570
                                           ============    ===========   ===========
Supplemental cash flow information:
  Interest paid                            $    130,974    $   146,196   $   111,631
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

THE ADVISOR

The Company uses the services of UMT Advisors, Inc. ("UMTA") to manage its day-to-day activities and to select the investments it purchases. The Company's President, Christine "Cricket" Griffin, is an employee of the Advisor, for which she serves as President. The Advisor is owned and controlled by Todd F. Etter and Timothy J. Kopacka. Mr. Etter is the owner of South Central Mortgage, Inc. ("SCMI"), a Texas corporation that sells Mortgage Investments to the Company, of Prospect Service Corp. ("PSC"), a Texas corporation that services the Company's residential mortgages and contracts for deed, of Capital Reserve Corporation ("CRC") and Ready America Funding Corp. ("RAFC"), both Texas corporations that sell interim mortgages to the Company, of UMTH Lending, L.P. ("UMTHL") a Delaware limited partnership that sells interim mortgages to the Company and of United Development Funding, L.P. ("UDF") a Nevada limited partnership for which the Company has provided a line-of-credit.

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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries, UMT LT Trust and UMT Funding Trust. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

INTEREST INCOME ACCRUAL

Interest income is received by the Company from its portfolio of residential mortgages, contracts for deed, interim mortgages and line-of-credit, affiliate. The Company does not receive interest income on defaulted loans that are not covered under a recourse agreement. In determining whether to accrue interest income with respect to a past due loan, the Company reviews each loan monthly to determine 1) the likelihood that the borrower will make a payment in any given month based on the borrowers payment history and recommendation from the loan servicing staff,
2) whether the loan is covered by a recourse agreement, and, 3) the status of the loan as determined by the loan servicing company.

Residential Mortgages and Contracts for Deed: Most of the Company's residential mortgages and contracts for deed are no longer covered by a recourse agreement. Interest income may or may not be accrued on a property, depending on the Company's monthly review. The review includes a borrower's prior payment history and consulting with the loan servicing company's staff to determine whether an accrual should be made. Income accruals are made based on the liklihood that the borrower will bring his account current. The Company does not accrue interest income once a property has been foreclosed. Nor does it accrue income for more than three months of interest on a given loan even if a payment is received on the loan during a monthly cycle.

Interim Mortgages: Most of the Company's interim loans are covered by recourse agreements. A recourse agreement obligates the Company's borrower (generally another company, that may be an affiliate, that in turns lends to a borrower), to make interest payments to the Company no matter what the payment status is of their underlying borrower. The Company will therefore accrue interest each month with respect to interest due under each loan covered by a recourse agreement. If an interim mortgage loan is not covered by a recourse agreement and a payment is 60 days past due, the Company does not accrue income with respect to such loan until such time as the borrower brings the account current.

UDF Line-of-credit: The Company prepares a monthly interest invoice and requires it to be paid in a timely manner, which it considers to be generally within 45 days of receipt by UDF.

There is no assurance that the interest income accrued by the Company will be paid by a borrower. When income is accrued with respect to a mortgaged property and it is then foreclosed, the Company sells it and receives proceeds from the sale. The Company first apply the proceeds to any accrued interest related to the loan and applies the balance of the proceeds to the outstanding loan balance. If the proceeds from the sale are not sufficient to reduce the outstanding loan balance to zero, the remaining balance is referred to as the "charge-off amount". The charge-off amount is recorded against the mortgage investment loss reserve: accrued interest income, plus the outstanding loan balance, less proceeds from the sale of the property equals the amount charged-off against loss reserves.


LOAN LOSS RESERVES

Loan loss reserves are established when a trend becomes clear that the current market value of foreclosed properties is less than the outstanding balances of loans. A loss reserve is created based on a quarterly analysis of foreclosed property market values. It is calculated as the difference between the outstanding loan balance of a foreclosed property, plus accrued interest income, less the estimated proceeds from the sale of the foreclosed property. Prior to 2003 the estimated market value of foreclosed properties was equal to or great than the outstanding loan balance and no mortgage investment loss reserve was recorded. Until 2003, the Company had not established mortgage investment loss reserves because historical losses from the sale of foreclosed properties had been nominal. The lower interest rate environment in the last half of 2003 had a negative impact on the value of the Company's foreclosed properties because borrowers who in years past were the market were qualifying for higher priced housing than the Company's average home. Thus in the later half of 2003, the Company made the decision to aggressively liquidate foreclosed properties and use sales proceeds to fund interim mortgages and the UDF line-of-credit to generate more interest income.

In the past two years, the Company recorded significant mortgage investment losses, primarily from foreclosed residential mortgages and contracts for deed. Foreclosed properties sold at average discounts of 43% and 39%, in 2004 and 2003, respectively.

The Company establishes loan loss reserves based upon the loan loss trend data available. The Company records loan loss reserves based on historical rates of defaults and losses from disposition of foreclosed properties.

The changes in the allowance for loan losses during the years ended December 31, 2004, 2003, and 2002 are summarized as follows:

                                     2004           2003         2002
-----------------------------------------------------------------------
Balance, beginning of year       $   350,000     $       -     $    -
Provision for loan losses          2,789,000      2,172,000       8,000
Loans charged off                  2,217,000      1,822,000       8,000
Balance, end of year             $   922,000     $  350,000    $    -

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

E.  RELATED PARTY TRANSACTIONS

1) Capital Reserve Corp. ("CRC") is a Texas corporation that is 50% owned by Todd Etter, an officer and principal shareholder of the Advisor. CRC is in the business of financing home purchases and renovations by real estate investors. Before its merger into UMT Lending, L.P. ("UMTHL"), the Company purchased loans from CRC. The unpaid principal balances of the remaining loans at year end 2004 was approximately $4,793,000.

2) Ready America Funding ("RAFC") is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter, who is Chairman of the Advisor. RAFC is in the business of financing interim mortgages for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors. The Company has and will continue to purchase loans from RAFC. The unpaid principal balances of the loans at year end 2004 was approximately $25,011,000.

3) UMT Holdings, L.P. ("UMTH") is a Delaware limited partnership which is in the real estate finance business. UMTH has presented the Company's independent trustees with a merger proposal. Christine "Cricket" Griffin, the Company's President, Todd Etter and Tim Kopacka, who own 100% of our Advisor, Craig Pettit, who owns 100% of Ready Mortgage Corp., which in turn owns 50% of RAFC, Mel Horton, who is an officer of our Advisor and William Lowe, who owns 50% of CRC, are partners in UMTH. UMTH owns 100% of UMTHL, REO Property Company ("REO PC") and has a 50% carried interest in UDF through another wholly owned subsidiary, United Land Development, L.P.

UMTH Lending, L.P. is a Delaware limited partnership owned by UMTH. UMTL is the result of a merger between CRC, RMC, SCMI and another unaffiliated company. The Company purchased mortgage investments from UMTHL. The unpaid principal balances of the loans at year end 2004 was approximately $11,399,000.

4) REO Property Company is a Texas limited partnership owned by UMTH. Its mission is to manage and sell REO properties, including ours, for which it receives a fee. The Company has funded the purchase of REO properties from other affiliates through REO PC for which the Company receives monthly interest. The unpaid principal balances of the loans at year end 2004 was approximately $1,910,000.

5) Ready Mortgage Corp., ("RMC") a Texas based real estate finance company is owned by Craig Pettit, who is a partner of UMTH. Before its merger into UMT Lending, L.P. ("UMTHL"), the Company purchased loans from RMC. The unpaid principal balances of the remaining loans at year end 2004 was approximately $2,338,000.

6) United Development Funding, L.P. ("UDF") a Nevada real estate finance company and affiliated through its ownership. Christine "Cricket" Griffin, Todd Etter, Melvin Horton, Tim Kopacka and Craig Pettit are limited partners of UDF. On January 1, 2005, effective September 30, 2004, with Trustee approval the Company extended a secured line-of-credit to UDF in the amount of $30,000,000 with which they have funded real estate developers. The balance at December 31, 2004 was approximately $28,722,000.

Effective as of September 30, 2004, the Company entered into a First Amended and Restated Secured Line of Credit Promissory Note and an Amended and Restated Security Agreement (collectively, the "Amendment") with UDF. The Amendment amended the existing revolving line of credit facility ("Loan") to extend the term an additional five years and to increase the line of credit to $30 million. The purpose of the Loan is to finance UDF's investments in real estate development projects. The Amendment has two components: the Long Term Investment portion ("LTI") and the Bridge-Loan Investment portion ("BLI").

The Loan is secured by the pledge of all of UDF's land development loans and equity investments. The UDF loans may be first lien loans or subordinate loans. The LTI portion may not exceed $12,000,000 and bears interest at an annualized percentage rate of 15% with interest payable monthly. The BLI portion may not exceed $18,000,000 and is secured by the pledge to us of UDF's rights under first lien loans made by UDF to developers for the acquisition of pre-development residential real estate. The BLI portion is additionally secured by the pledge to us of all of UDF's rights under the land development loans and equity investments UDF has made. The BLI portion bears interest at an annualized percentage rate of 13.5% with interest payable monthly.

The Loan is subordinate to UDF Senior Debt, which consists of a loan guaranty to Colonial Bank in the amount of approximately $8,750,000 and a $10,000,000 line of credit provided by Coppermark Bank.

7) South Central Mortgage, Inc. ("SCMI") is a Texas based mortgage bank of which the sole beneficial shareholder is Todd Etter, an officer and principal shareholder of the Advisor. Christine "Cricket" Griffin, our President and one of our Trustees, was previously the Chief Financial Officer of SCMI. Before its merger into UMT Lending, L.P. ("UMTHL"), the Company purchased loans from SCMI. The unpaid principal balances of the remaining loans at year end 2004 was approximately $150,000.

The Company purchased residential mortgages and contracts for deed from SCMI, the aggregate amount was approximately $18,000,000.

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

8) Affiliated loans purchases. Below is a table of the aggregate principal amount of mortgages purchased each year indicated from the affiliated companies named in the table, and aggregate amount of funds the Company loaned to UDF under the line-of-credit, during the three years indicated:

Affiliated Company                 2004(i)        2003(i)         2002(i)
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

(i) All loans purchased from affiliates during the past three years have been purchased at par value.

9) The Company has an Advisory Agreement with UMT Advisors, Inc. ("UMTA"). Under that agreement a monthly trust administration fee is paid to UMTA for a greatly expanded management role, which includes absorbing general and administrative expenses (for a more lengthy discussion of that role see "Summary of the Advisory Agreement"). The fee is calculated monthly as 1/12 of 1/2 of 1% of the first $50,000,000 in income producing assets and 1/12 of 1% of assets exceeding $50,000,000. During 2004, 2003 and 2002 the fees paid were approximately $945,000, $730,000 and $445,000, respectively. The Company also paid a "securitization fee" related to the Bayview transaction of $188,000 to UMTA.

The terms of the UMTA Advisory Agreement calculates the acquisition fee (paid for sourcing suitable investments) as 3% of net offering proceeds (net offering proceeds are gross offering proceeds less commissions and marketing reallowances.) No acquisition fees paid were paid in 2004 and in 2003 and 2002 fees totaled approximately $1,248,000 and $829,000, respectively.

Since the Company's organization in July 1996, the Company has issued an aggregate of 70,000 five-year options to purchase its shares at $20 per share to its Independent Trustees, none of which have been exercised.


Rent expense are paid by the Advisor and included as part of the trust administration fee. They were $22,000, $35,000 and $17,000 in 2004, 2003 and 2002, respectively. The increase in 2003 was due to additional office space leased by the Advisor.

Payroll expense is paid by the Advisor and is construed to be part of the trust administration fee. In 2004, 2003 and 2002, payroll was approximately $273,000, $305,000 and $265,000, respectively.

10) The Company pays a loan servicing fees to PSC, an Affiliate, under the terms of a Mortgage Servicing Agreement. The Company paid loan servicing fees of approximately $109,000, $146,000 and $197,000 during 2004, 2003 and
2002, respectively. The Company does not normally retain the servicing rights to the loans it purchases, however it is not prohibited from servicing its loans.


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

Management's Report On Internal Control Over Financial Reporting

     Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 and its attestation report of Whitley Penn on management's assessment of the Company's internal control over financial reporting are contained on pages 35, respectively, of this report.

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

                      OUR TRUSTEES AND OFFICERS

     Our Trustees and officers are as follows:

     Name                          Age         Offices Held
     ------------------------      ---         ------------------------------
     Christine "Cricket" Griffin             52          Trustee, Chairman of the
Board
                                                 and President
     Richard D. O'Connor, Jr.      50          Independent Trustee
     Paul R. Guernsey              54          Independent Trustee
     Douglas R. Evans              59          Independent Trustee
     Michele A. Cadwell            52          Trustee

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

                                THE ADVISOR

     We use the services of UMT Advisors, Inc., whom we refer to as our "Advisor", to manage our affairs and to select the investments we purchase. Our President, Christine "Cricket" Griffin, is an employee of our Advisor. The Advisor is owned and controlled by Todd F. Etter and Timothy J. Kopacka.
Mr. Etter is an Affiliate of South Central Mortgage, Inc. ("SCMI"), a Texas corporation that sells mortgage investments to us and services some of our residential mortgages. Mr. Etter is also an Affiliate of Capital Reserve Corp. ("CRC"),and through SCMI, Ready America Funding ("RAFC"), UMTH Lending LP ("UMTH") both

Texas corporations that sell interim mortgages to us and service those interim mortgages for us. We entered into the Advisory Agreement with our Advisor effective on January 1, 2001.

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

Audit Committee Financial Experts

    The members of our Audit Committee are our President, Christine "Cricket" Griffin, and one of our Independent Trustees, Paul Guernsey. Our Board of Trustees has determined that Ms. Griffin and Mr. Guernsey qualify as "audit committee financial experts" as defined by SEC regulations. Ms. Griffin's and Mr. Guernsey's relevant experience is described above in the biographical information for each.

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

                                        Number of           Percent
Name and Address   	                     Shares (1)          of Class
----------------                        ----------          --------
Christine "Cricket" Griffin (2)	                    2,500(3)            0.04%
Richard D. O'Connor, Jr. (2)            12,500(3)            0.18%
Paul R. Guernsey (2)                    12,500(3)            0.18%
Douglas R. Evans (2)                    12,500(3)            0.18%
Michele A. Cadwell (2)(5)                 --                  --
All Trustees and
Executive Officers as a
Group (5 persons)                      40,000(4)            0.57%

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

     UMT Holdings, L.P. ("UMTH") is a Delaware limited partnership which is in the real estate finance business. UMTH has presented our independent trustees with a merger proposal. Christine "Cricket" Griffin, our President, Todd Etter and Tim Kopacka, who own 100% of our Advisor, Craig Pettit, who owns 100% of Ready Mortgage Corp., which in turn owns 50% of RAFC, Mel Horton, who is an officer of our Advisor and William Lowe, who owns 50% of CRC, are partners in UMTH. UMTH owns 100% of UMTHL, REO Property Company ("REO PC") and has a 50% carried interest in UDF through another wholly owned subsidiary, United Land Development, L.P.

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

     United Development Funding, L.P. ("UDF") a Nevada real estate finance company and affiliated through its ownership. Christine "Cricket" Griffin, Todd Etter, Melvin Horton, Tim Kopacka and Craig Pettit are limited partners of UDF. On January 1, 2005, effective September 30, 2004, with Trustee approval we extended a secured line-of-credit to UDF in the amount of $30,000,000 with which they have funded real estate developers. The balance at December 31, 2004 was approximately $28,722,000.

     South Central Mortgage, Inc. ("SCMI") is a Texas based mortgage bank of which the sole beneficial shareholder is Todd Etter, an officer and principal shareholder of the Advisor. Christine "Cricket" Griffin, our President and one of our Trustees, was previously the Chief Financial Officer of SCMI. Before its merger into UMT Lending, L.P. ("UMTHL"), we purchased loans from SCMI. The unpaid principal balances of the remaining loans at year end 2004 was approximately $150,000.

     We have purchased residential mortgages and contracts for deed from SCMI, the aggregate amount was approximately $18,000,000.

     Below is a table of the aggregate principal amount of mortgages purchased each year indicated from the affiliated companies named in the table, and aggregate amount of funds we loaned to UDF under the line-of-credit, during the three years indicated:

Affiliated Company                 2004(1)        2003(1)         2002(1)
---------------------          -----------     -----------     -----------
Capital Reserve Corp.          $ 4,793,000     $ 9,194,000     $19,209,000
Ready America Funding          $25,011,000     $14,565,000     $ 9,424,000
REO Property Company           $ 1,910,000     $ 1,735,000         --
Ready Mortgage Corp.           $ 2,338,000     $ 6,346,000     $ 6,091,000
South Central Mortgage         $   150,000     $   306,000     $   929,000
UMTH Lending                   $11,399,000     $13,713,000         --
Line-of-credit (UDF)(2)        $28,722,000     $ 6,093,000         --

(1) All loans purchased from affiliates during the past three years have been purchased at par value.

(2) Effective as of September 30, 2004, the Company entered into a First Amended and Restated Secured Line of Credit Promissory Note and an Amended and Restated Security Agreement (collectively, the "Amendment") with UDF. The Amendment amended the existing revolving line of credit facility ("Loan") to extend the term an additional five years and to increase the line of credit to $30 million. The purpose of the Loan is to finance UDF's investments in real estate development projects. The Amendment has two components: the Long Term Investment portion ("LTI") and the Bridge-Loan Investment portion ("BLI").

The Loan is secured by the pledge of all of UDF's land development loans and equity investments. The UDF loans may be first lien loans or subordinate loans. The LTI portion may not exceed $12,000,000 and bears interest at an annualized percentage rate of 15% with interest payable monthly. The BLI portion may not exceed $18,000,000 and is secured by the pledge to us of UDF's rights under first lien loans made by UDF to developers for the acquisition of pre-development residential real estate. The BLI portion is additionally secured by the pledge to us of all of UDF's rights under the land development loans and equity investments UDF has made. The BLI portion bears interest at an annualized percentage rate of 13.5% with interest payable monthly.

The Loan is subordinate to UDF Senior Debt, which consists of a loan guaranty to Colonial Bank in the amount of approximately $8,750,000 and a $10,000,000 line of credit provided by Coppermark Bank.




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

Signature                           Title              Date

Principal Executive Officer:


/S/ CHRISTINE A. GRIFFIN           Trustee, Chairman
Christine A. Griffin               of the Board        December 6, 2005
                                   and President

Principal Financial and
  Accounting Officer:

/S/CHRISTINE A. GRIFFIN            Trustee, Chairman
Christine A. Griffin               of the Board        December 6, 2005
                                   and President

/S/PAUL R. GUERNSEY                Trustee             December 6, 2005
Paul R. Guernsey

/S/DOUGLAS R. EVANS                Trustee             December 6, 2005
Douglas R. Evans

/S/RICHARD D. O'CONNOR, JR.        Trustee             December 6, 2005
Richard D. O'Connor, Jr.

/S/MICHELE A. CADWELL              Trustee             December 6, 2005
Michele A. Cadwell

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

We also consent to the incorporation by reference in the following registration statements, and in the related prospectuses thereto, of our reports dated February 25, 2005 with respect to the consolidated financial statements of United Mortgage Trust, United Mortgage Trust management's assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of United Mortgage Trust, included in or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2004: Registration Statement (Forms S-3) No.333-110488, and Registration Statement (Form S-4) No. 333-128149.


/s/ Whitley Penn

Dallas, Texas
December 6, 2005

EXHIBIT 31 CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

Certification for Annual Report on Form 10-K Pursuant to Section 302 of the Sarbanes-Oxley Act

I, Christine A. Griffin, certify that:

1. I have reviewed this amended annual report on Form 10-K/A of United Mortgage Trust;

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


December 6, 2005                        /s/ Christine "Cricket" Griffin
                                     ---------------------------------------
                                     Christine "Cricket" Griffin
                                     President, Chief Executive Officer and
                                     Chief Financial Officer

EXHIBIT 32 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

I, Christine A. Griffin, Chief Executive Officer and Chief Financial Officer of United Mortgage Trust (the "Company"), have executed this certification for furnishing to the Securities and Exchange Commission in connection with the filing with the Commission of the registrant's amended Annual Report on Form 10-K/A for the period ended December 31, 2004 (the "Report"). I hereby certify that:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the of the Company as of and for the end of that period.


December 6, 2005


                                    /s/ Christine A Griffin
                                    -----------------------
                                     President, Chief Executive Officer and
                                     Chief Financial Officer