Form 10-K/A
period 2004-12-31
UNITED MORTGAGE TRUST
filed 2006-01-23
CIK 101390

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-K/A
      Amendment No. 2

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


     The aggregate market value of the registrant?s stock held by non-affiliates of the registrant at June 30, 2004 computed by reference to the price at which the common equity was last sold was $141,321,160.

     As of March 4, 2005, 7,039,079 shares of the Registrant's Common Stock were outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE
                                   None


EXPLANATORY NOTE:

United Mortgage Trust is filing this Amendment No. 2 to our Annual Report on Form 10-K for the year ended December 31, 2004, in response to comments received from the Securities and Exchange Commission on the Annual Report, and to correct certain inadvertent errors made in the Annual Report. This Amendment continues to speak as of the original filing date and does not update the disclosures contained therein to reflect any events or results which occurred subsequent to the filing date of the original Form 10-K.

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


Item 1. Description of Business......................................1

Item 2. Description of Property......................................4

Item 3. Legal Proceedings............................................4

Item 4. Submission of Matters to a Vote of Security Holders..........5

                                 PART II

Item 5. Market for Registrant?s Common Equity and
        Related Stockholder Matters..................................5

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

Item 12. Security Ownership of Certain Beneficial Owners
         and Management and Related Stockholder Matters.............62

Item 13. Certain Relationships and Related Transactions.............63

Item 14. Principal Accountant Fees and Services.....................66

Item 15. Exhibits and Financial Statement Schedules.................66

                                  PART I

ITEM 1. DESCRIPTION OF BUSINESS.

                                 GENERAL


    We are a Maryland real estate investment trust formed on July 12, 1996. We invest exclusively in the following types of investments: (1) first lien, fixed rate mortgages secured by single-family residential property throughout the United States (we refer to those investments as residential mortgages);
(2) the seller's unencumbered interest in fixed rate contracts for deed (also known as land contracts) for the purchase of single-family residential property throughout the United States (we refer to those investments as contracts for deed); (3) loans of 12 months or less in term, made to investors, including affiliates of our Advisor, for the construction, purchase, renovation, and sale of single-family homes (we refer to those investments as interim mortgages); and (4) secured loans to a partnership affiliated with our Advisor that (a) originates and acquires loans for the acquisition and development of single-family home lots, which we refer to as land development loans, and (b) enter into participation agreements with single-family home residential real estate developers under which they receive a preferred portion of the gain, if any, upon the sale of lots to home builders, which we refer to as equity participations.

     The typical terms for residential mortgages, contracts for deed and interim mortgages (collectively referred to as ?mortgage investments?) are 360 months, 360 months and 12 months, respectively. The line of credit has a five year term. The risks to us and the legal recourse that we have in the event of a default are essentially the same for all three types of security instruments that we rely upon except that eviction proceedings are somewhat simpler in the case of contracts for deed, where the title to the property is not held by the borrower. The majority of our interim loans are covered by recourse agreements that obligate either a third party with respect to the performance of a purchased loan, or obligates a borrower that has made a corresponding loan to another party (the "underlying borrower"), to repay the loan to us if the underlying borrower defaults. Our loans to the partnership affiliated with our Advisor are secured by the pledge of all of the partnership?s land development loans and equity investments.

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

     The overall management of our business is invested in our Board of Trustees. Our Advisor, UMT Advisors, Inc., (?UMTA? or ?Advisor?) has been retained to manage our day-to-day operations and to use its best efforts to seek out and present to us, whether through its own efforts or those of third parties retained by it, a sufficient number of suitable investment opportunities which are consistent with our investment policies and objectives and consistent with the investment programs the Trustees may adopt from time to time in conformity with the Declaration of Trust. Our President, Christine ?Cricket? Griffin, is also the President of the Advisor.

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

     We use the services of Prospect Service Corp (?PSC?), an affiliate of our Advisor, to service the residential mortgages and contracts for deed we acquire. The servicing of the mortgages investments includes the collection of monthly payments from the borrower, the distribution of all principal and interest to us, the payment of all real estate taxes and insurance to be paid out of escrow, regular distribution of information regarding the application of all funds received and enforcement of collection for all delinquent accounts, including foreclosure of those accounts when and as necessary.

     In addition to this annual report, we file quarterly and special reports, proxy statements and other information with the SEC. All documents that we file with the SEC are available free of charge on our website, which is www.unitedmorgagetrust.com. You may also read and copy any document that we file at the public reference facilities of the SEC at 450 Fifth Street NW, Washington DC 20549. Please call the SEC at (800) SEC-0330 for further information about the public reference facilities. These documents also my be accessed through the SEC?s electronic data gathering, analysis and retrieval system (?EDGAR?) via electronic means, including the SEC?s home page on the internet (http://www.sec.gov).


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

INVESTMENT POLICY

     Our primary investment policy is to purchase or make the following types of mortgage investments: (1) first lien, fixed rate mortgages secured by single-family residential property throughout the United States (2) the seller's unencumbered interest in fixed rate contracts for deed for the sale of single-family residential property throughout the United States; (3) loans of 12 months or less in term, made to investors, including affiliates of our Advisor, for the construction, purchase, renovation, and sale of conventional single-family, modular and manufactured homes and secured by a pledge of the underlying mortgages; and (4) loans to a partnership affiliated with our Advisor, (United Development Funding LP (?UDF?)), secured by the pledge of mortgages and equity participations.

     A significant portion of the home buying public is unable to qualify for government insured or guaranteed or conventional mortgage financing. Strict income ratios, credit record criteria, loan-to-value ratios, employment history and liquidity requirements serve to eliminate conventional financing alternatives for many working class homebuyers. A large market of what are referred to as "B?, "C?, "D?, and "DD" grade mortgage notes has been generated through utilization of non-conforming underwriting criteria for those borrowers who do not satisfy the underwriting requirements for government insured or guaranteed or conventional mortgage financing. Although there is no industry standard for the grading of those non-conforming loans, the grade is primarily based on the creditworthiness of the borrower.

     We acquire what we consider to be "B?, "C" and "D" grade mortgage loans. Typically non-conforming notes bear interest at above market rates consistent with the perceived increased risk of default. Historically, non-conforming notes experience their highest percentage of default in the initial 12 months of the loan. With respect to loans that we purchase, we attempt to reduce the rate and expense of early payment defaults through the adherence to investment policies that require the seller of a note to us with a payment history of less than 12 months to replace or repurchase any non-performing note and to reimburse us for any interest, escrows, foreclosure, eviction, and property maintenance costs.

      UDF may use the proceeds of the line of credit we extend to it to finance either: (a) indebtedness associated with any real estate development project upon which the borrower has a first priority lien to the extent such indebtedness, financed by funds advanced from any source, exceeds 85% of the appraised value of such real estate development project; or (b) indebtedness associated with any real estate development project upon which the borrower has a junior priority lien to the extent all indebtedness thereon exceeds 80% of 85% of the appraised value of such real estate development project.

     At year end 2004 approximately 80% of the properties securing our loans were located in Texas, 5% were in Florida, 3% in Georgia, 2% each in California, Illinois and North Carolina, 1% each in Tennessee, Indiana, Colorado and Missouri, and less than 1% each in Pennsylvania, Kentucky, Louisiana, Oklahoma, South Carolina, Ohio, Kansas, Mississippi, Alabama, Minnesota and Michigan.

     Approximately 62% of our income producing assets are interim mortgages, approximately 23% is invested in the UDF line of credit, and approximately 15% is invested in residential mortgages and contracts for deed, owned outright and as part of the Bayview Securitization, which is discussed below. We have shifted to a portfolio that is more heavily weighted to interim mortgages and the UDF line of credit because 1) to date we have experienced limited loss from defaults on interim mortgages and no losses on our UDF line of credit, and 2) blended yields for interim mortgages and from loans to UDF have been higher than those of the other mortgage investments. We expect to continue our concentration on interim loans and the UDF line of credit for the foreseeable future.

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

                              EMPLOYEES

     We have no employees, however, our Advisor has a staff of five employees, including our president.


ITEM 2. DESCRIPTION OF PROPERTY.

                             OFFICE LEASE

     We do not maintain any physical properties; however, our Advisor has an office lease with one of its affiliates.


ITEM 3. LEGAL PROCEEDINGS.

     Except as described below, we are unaware of any threatened or pending legal action or litigation that individually or in the aggregate could have a material effect on us.

     On December 17, 2003 we filed a registration statement on Form S-11 to register a rescission offer we made to repurchase up to 1,078,309 shares from those persons who purchased our shares between May 1, 2002 and October 31, 2002, a period when we were required to file updated financial information with the SEC and failed to do so. The rescission offer was commenced on December 29, 2003 and was concluded on January 28, 2004. Twenty shareholders accepted the rescission offer, which resulted in our repurchase of 29,952 shares, representing 0.4% of our outstanding shares as of December 31, 2004.

     The rescission offer was intended to reduce our contingent liability for breaches of federal and state securities laws by allowing holders of shares covered by the rescission offer to sell those shares back to us. In each state where the offer was made, the purchasers to whom the offer was made lost their right to sue us as a result of our noncompliance with these laws except in Texas where the right is not lost if a purchaser rejected the rescission offer in writing and expressly reserved the right to sue. No such reservations were received by us. Further, the statute of limitations for noncompliance with the requirement to register securities under the Securities Act of 1933, as amended (the ?Securities Act?) is one year, while under the various state securities laws in which the rescission offer was made, the statute of limitation ranges from one to four years from the date of the transaction. The periods set forth in the statutes of limitations provided for in the Securities Act and in most of the states in which the offer was made have expired.

     Notwithstanding the foregoing, the rescission offer does not necessarily relieve us of our contingent liability for fines or penalties under state securities laws or for civil liability that arises as a result of having failed to make the rescission offer in compliance with applicable laws and rules. However, no claims with respect to these matters have been made to date.


ITEM 4. SUBMISSION OF MATTERS TO THE VOTE OF SECURITY HOLDERS.

      Our 2003 annual meeting was held in June 2004. Shareholders voted by proxy and in person to re-elect our trustees and to reaffirm Whitely Penn as our independent registered public accounting firm.


                                PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is currently no established public trading market for our shares. As an alternative means of providing limited liquidity for our shareholders, we maintain a share redemption plan. Under our plan, shareholders who have held the shares for at least one year are eligible to request that we repurchase their shares. In any consecutive 12 month period we may not repurchase more than 5% of the outstanding shares at the beginning of the 12 month period. The repurchase price is based on the value of our properties or a fixed pricing schedule, as determined by the Trustees' business judgment based on our book value, operations to date and general market and economic conditions and may not, in any event, exceed any current public offering price. Currently, we are repurchasing shares at a price of $20 per share.

     The Board of Trustees has valued our shares at $20 per share based on their business judgment regarding the value of the shares with reference to our book value, our operations to date and general market and economic conditions.

The following table summarizes the share repurchases made by us under our share redemption plan in 2004:

                                                Total number
          Total number                         of shares
           of shares    Average price       purchased as part
           purchased      per share    of publicly announced plan
Jan          2,162         18.00                2,162
Feb         15,434         19.40               15,434
Mar         15,542         20.00               15,542
Apr          3,941         18.95                3,941
May          8,391         18.48                8,391
Jun         31,724         19.87               31,724
Jul         19,532         19.90               19,532
Aug         30,546         19.95               30,546
Sep         16,940         19.90               16,940
Oct         21,008         19.93               21,008
Nov         16,291         19.66               16,291
Dec         18,030         19.87               18,030
           -------         -----              -------
Totals     199,541         19.49              199,541


     As of December 31, 2004, we had 7,040,743 shares outstanding compared to 7,028,106 and 4,856,489 shares outstanding at December 31, 2003 and 2002, respectively. The shares were held by 2,858, 2,898, and 1,909 beneficial owners and by 2,533, 2,588, and 1,671 shareholders of record in 2004, 2003 and 2002, respectively. No single shareholder owned 5% or more of our outstanding shares.

     We distribute substantially all of our taxable income with respect to each year (which does not ordinarily equal net income as calculated in accordance with accounting principles generally accepted in the United States) to our shareholders so as to comply with the REIT provisions of the Internal Revenue Code (the ?Code?). To the extent we have available funds, we declare regular monthly dividends (unless the Trustees determine that monthly dividends are not feasible, in which case dividends would be paid quarterly). Any taxable income remaining after the distribution of the final regular monthly dividend each year is distributed together with the first regular monthly dividend payment of the following taxable year or in a special dividend distributed prior thereto. The dividend policy is subject to revision at the discretion of the Board of Trustees. All distributions are made by us at the discretion of the Board of Trustees and depend on our taxable earnings, our financial condition, maintenance of our REIT status and such other factors as the Board of Trustees deems relevant.

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

     We began making distributions to our shareholders on September 29, 1997. Monthly distributions have continued each month thereafter. At year-end 2004 we had paid 88 consecutive monthly dividends. Distributions for the year ended December 31, 2004, 2003 and 2002 were made at a rate of 8.6% ($1.72), 9.2% ($1.84) and 10% ($2.00), respectively. The dividend portion of the distribution was $1.34, $1.47, and $1.81 per weighted share for 2004, 2003 and 2002, respectively. The portion of these distributions that did not represent a dividend represented a return of capital.

ITEM 6. SELECTED FINANCIAL DATA

     We present below selected financial information. We encourage you to read the financial statements and the notes accompanying the financial statements in this Annual Report. This information is not intended to be a replacement for the financial statements.

                                                     December 31,
                               2004           2003           2002         2001         2000
                            --------------------------------------------------------------------
OPERATING DATA
Total revenues                 $13,889,448    $12,076,341    $8,277,742   $5,679,657   $3,857,612
Total expenses                 $ 4,420,440    $ 3,487,222    $  901,843   $  894,824   $1,129,230
Net income                     $ 9,466,008    $ 8,589,119    $7,375,899   $4,784,833   $2,728,382
Net income per share           $1.34          $1.47          $1.81        $1.81        $1.80
Weighted average
  shares outstanding           7,051,313      5,859,639      4,083,488    2,641,072    1,514,014

                                                      December 31,
                               2004            2003           2002          2001          2000
                            ---------------------------------------------------------------------

BALANCE SHEET DATA
Cash                           $  1,331,798   $  4,199,455   $   646,570   $    33,569   $  200,912
Residential mortgages and
  contracts for deed           $    --        $ 29,780,352   $35,299,701   $37,182,782   $31,906,587
Investment in trusts,
  Receivable                   $ 17,749,231         --            --            --            --
Foreclosed residential
  mortgages and contracts
  for deed                     $    867,591   $  3,346,004   $ 3,676,070   $ 2,500,461   $ 1,512,812
Interim Mortgages              $ 73,747,536   $ 71,547,192   $49,136,321   $17,529,898   $ 6,453,111
Foreclosed interim mortgages   $  2,025,830   $  1,263,350        --            --            --
Loan loss reserve              $  (921,500)   $   (350,000)       --            --            --
Line of credit
  receivable, affiliate        $ 28,721,639   $  6,093,493        --            --            --
Other assets                   $  5,676,136   $  4,445,972   $ 2,333,229   $ 1,538,911   $   832,664
Total assets                   $129,198,261   $120,325,818   $91,091,891   $58,785,621   $40,906,086

Line of credit payable         $ 12,030,000   $     --       $ 6,245,000   $   810,000   $ 7,000,000
Other liabilities              $  1,012,944   $  1,835,145   $ 1,357,303   $   685,137   $   311,845
Total Liabilities              $ 13,042,944   $  1,835,145   $ 7,602,303   $ 1,495,137   $ 7,311,845
Total temporary equity               --            --        $21,566,181        --            --
Total shareholders? equity     $116,155,317   $118,490,673   $61,923,407   $57,290,484   $33,594,241
Total liabilities and
  shareholders? equity         $129,198,261   $120,325,818   $91,091,891   $58,785,621   $40,906,086

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE
COMPANY

     The following section contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act and should be read in conjunction with our Financial Statements and related notes appearing in this Form 10-K. Such forward-looking statements may be identified by the words ?anticipate,? ?believe,? ?estimate,? ?expect? or ?intend? and similar expressions. Forward looking statements are likely to address such matters as our business strategy, future operating results, future sources of funding for mortgage loans brokered by us, future economic conditions and litigation against us, each of which are discussed herein under the caption ?Factors that may Affect Future Results.?

GENERAL

     We were organized in Maryland in 1996 as a real estate investment trust to invest in mortgages and contracts for deed. Most of the mortgages and contracts for deed that we purchased were not insured or guaranteed by a federally owned or guaranteed mortgage agency and involve borrowers who do not satisfy all of the income ratios, credit record criteria, loan-to-value ratios, employment history and liquidity requirements of conventional mortgage financing. We acquired what we consider to be "B?, "C" and "D" grade mortgage loans. The great majority of the properties securing our mortgage investments are located in Texas.

      At the end of 2004, our mortgage portfolio totaled approximately $123,111,000. Approximately 62% of our investments are interim mortgages, approximately 23% is invested in the UDF line of credit, and approximately 15% is invested in residential mortgages and contracts for deed, owned outright and as part of a securitization. We have shifted to a portfolio that is more heavily weighted to interim mortgages and the UDF line of credit because 1) to date we have experienced limited losses from the sale of foreclosed interim mortgages and no losses from our UDF line of credit, and 2) blended yields for interim mortgages and from loans to UDF have been higher than those for residential mortgages and contracts for deed. We expect to continue our concentration on interim loans and the UDF line of credit for the foreseeable future.

     The following table sets forth certain information about our mortgage investments purchased during the periods set forth below.


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

RECENT DEVELOPMENTS

     In November 2003, we received a merger proposal from an entity organized by persons that include officers and owners of the Company and the Advisor. The proposal by UMT Holdings, L.P. (?UMTH?) a Delaware limited partnership and real estate finance company based in Dallas, Texas, provides that we would be merged into UMTH. As currently proposed, each holder of our shares of beneficial interest at the time of the closing of the merger would receive one 8.5% Class A Senior Subordinated Debenture with a ten year term, having an original principal amount of $20 for each share owned by such holder and an annual interest rate of 8.5%, which interest shall be payable monthly. The proposal contains other terms and may be amended or modified at any time.

      In response to the proposal, our Board of Trustees formed an independent committee comprised of Richard D. O'Connor, Jr., Paul R. Guernsey and Douglas R. Evans, each an independent and disinterested trustee. The independent committee retained legal and financial experts to assist it in evaluating the proposal. The independent committee has been negotiating the final terms of any transaction with UMTH on behalf of the Company and evaluating the fairness of the terms to our shareholders who are not affiliated with UMTH. At the conclusion of its negotiations and deliberations, the independent committee will make a recommendation to the full Board of Trustees with respect to the transaction. In addition, the independent committee may entertain other unsolicited inquiries from any other parties interested in the possible acquisition of our outstanding shares of beneficial interest and, as appropriate, provide information, enter into discussions and negotiate with such parties in connection with any such inquiries. As of the date of this report there have been no inquiries from other sources.

      The completion of the merger under UMTH's proposal is contingent upon, among other things, (i) the negotiation, execution and delivery of a definitive agreement, (ii) approval of the transaction by the independent committee, the Company's full Board of Trustees and the Company's shareholders, (iii) the independent committee?s receipt of a fairness opinion from its financial advisor, (iv) the effectiveness of a registration statement with the Securities and Exchange Commission to register the UMTH Class A Debentures, (v) applicable regulatory approvals, (vi) obtaining any necessary third-party consents or waivers, and (vii) certain other conditions.

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


RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

     As of December 31, 2004, our mortgage portfolio consisted of 545 residential mortgages, nine contracts for deed (including loans included in a securitization) and 945 interim mortgages. The portfolio had an unpaid principal balance (?UPB?) of approximately $94,390,000. The average loan in the portfolio had a blended interest rate of 13.11%, a current annual yield of 13.24%, an investment-to-value ratio of 71.17%, an average UPB of $63,000, and a term remaining of 333 months for residential mortgages and contracts for deed. Interim mortgages have terms of 12 months or less, depending on the collateral securing the interim mortgage and the borrower. The more extensive the rehabilitation work on the property or the construction requirements, the longer the term of the loan. The average construction loan has a term of nine months, the average rehabilitation loan has a term of 6 months.

     As of December 31, 2003, our mortgage portfolio consisted of 557 residential mortgages, 65 contracts for deed and 1,136 interim mortgages. The portfolio had an unpaid principal balance (?UPB?) of approximately $105,937,000. The average loan in the portfolio had a blended interest rate of 13.12%, a current annual yield of 12.44%, an investment-to-value ratio of 70.34%, an average UPB of $60,000, and a term remaining of 334 months for residential mortgages and contracts for deed.

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

     At year end 2004 approximately 80% of the properties securing our loans were located in Texas, 5% were in Florida, 3% in Georgia, 2% each in California, Illinois and North Carolina, 1% each in Tennessee, Indiana, Colorado and Missouri, and less than 1% each in Pennsylvania, Kentucky, Louisiana, Oklahoma, South Carolina, Ohio, Kansas, Mississippi, Alabama, Minnesota and Michigan. At year end 2003 and 2002 the vast majority of the properties securing our mortgage investments were located in Texas. We expect to continue making loans in states other than Texas in order to reduce our geographic exposure to Texas. The increasing number of loans outside of Texas have been acquired from Ready America Funding, an affiliate of our Advisor, UMTH Lending, an affiliate of our Advisor and HomeVestors Investments, Inc., all three of which advise that they intend to continue to solicit borrowers in population centers of 300,000 or more people.

     During 2004 we developed a more significant relationship with UDF, a partnership that is affiliated with our Advisor, to which we had extended a $7 million line of credit in 2003. As UDF expanded its client base, our trustees approved the investment of a greater percentage of our assets in UDF loans, resulting in an increase in loans to UDF in 2004. On January 1, 2005, and effective September 30, 2004, we entered into a First Amended and Restated Secured Line of Credit Promissory Note and an Amended and Restated Security Agreement (collectively, the ?Amendment?) with UDF. The Amendment amended the existing revolving line of credit facility (?Loan?) to extend the term an additional five years and to increase the line of credit to $30 million. The purpose of the Loan is to finance UDF?s investments in real estate development projects. The Amendment has two components: the Long Term Investment portion (?LTI?) and the Bridge-Loan Investment portion (?BLI?).

     The Loan is secured by the pledge of all of UDF?s land development loans and equity investments. Those UDF loans may be first lien loans or subordinate loans. The LTI portion may not exceed $12,000,000 and bears interest at an annualized percentage rate of 15% with interest payable monthly. The BLI portion may not exceed $18,000,000 and is secured by the assignment of first lien loans made by UDF to developers for the acquisition of pre-development residential real estate. The BLI portion is additionally secured by the pledge of all of UDF?s land development loans and equity investments. The BLI portion bears interest at an annualized percentage rate of 13.5% with interest payable monthly.

     The Loan is subordinate to UDF Senior Debt which consists of a loan guaranty of Colonial Bank?s loan in the amount of approximately $8,750,000 guaranteeing the obligations of HLL Land Acquisitions, a joint venture between UDF Texas One, LP, a wholly owned subsidiary of the UDF partnership, and Lennar Homes of Texas, Land and Construction, L.P. and a secured $10,000,000 line of credit provided by Coppermark Bank, which is secured by the pledge of certain of UDF?s first and second lien notes.

     UDF may use the Loan proceeds to finance either: (a) indebtedness associated with any real estate development project upon which UDF has a first priority lien to the extent such indebtedness, including indebtedness financed by funds advanced under the Loan and indebtedness financed by funds advanced from any other source, including Senior Debt, exceeds 85% of the appraised value of such real estate development project; or (b) indebtedness associated with any real estate development project upon which UDF has a junior priority lien to the extent such indebtedness, including indebtedness financed by funds advanced under the line of credit and indebtedness financed by funds advanced from any other source, including without limitation Senior Debt, exceeds 80% of 85% of the appraised value of such real estate development project.

     The Amendment represents a further increase in the Company?s loans to UDF and in the land development loans made by UDF representing approximately 23% of the Company?s entire portfolio. The Company?s Trustees have approved this change in the Company?s investment policy represented by the increase in the Loan based upon the changed interest rate environment which has resulted in lower yields from the Company?s traditional mortgage investments, as well as experience to date with loans made to UDF.

     The Company monitors the line of credit for collectibility on a continuing basis based on the affiliate?s payment history. No valuation allowance or charge to earnings was recorded for the year ended December 31, 2004 and 2003 based on the Company?s evaluation. Outstanding balances were $28,721,639 and $6,093,493 at year end 2004 and 2003.

     Since its formation in 2003 UDF has made approximately $76,044,000 of loans and had $26,135,000 of loans payoff.

     Each of the properties serving as security for our loans was covered by a mortgagee?s title insurance policy and hazard insurance in an amount sufficient to cover the outstanding balance. Some of our mortgage investments are covered by full or limited recourse agreements with note sellers. In making the decision to invest in loans secured by property located in located in other states, we consider the availability of non-judicial foreclosure, as is available in Texas, to be the primary legal consideration. While Texas does not provide a statutory right of redemption and permits deficiency judgments, we do not rely upon those provisions in the enforcement of our liens and therefore we believe that the risks in mortgage investments in most other states will not be significantly different than those we face in Texas.

     We neither buy nor sell servicing rights to the loans we purchase, nor do we retain servicing rights. Residential mortgages and contracts for deed are serviced by PSC, an affiliate of our Advisor. We pay monthly loan servicing fees to PSC of 1/12th of 1/2 of 1% of the UPB of each loan. Interim mortgages are serviced by us or by our borrowers, the majority of which are affiliates of our Advisor, including UMTH Lending, L.P. (?UMTHL?), RMC, CRC and Ready America Funding Corp. (?RAFC?). We do not pay monthly servicing fees to the affiliates listed above.

     During the years ended December 31, 2004, 2003 and 2002, interest income was approximately $13,889,000, $12,076,000, and $8,278,000, respectively, 15%,
46% and 46% increases, respectively. In 2004, the increase was attributed to use of our line of credit to purchase mortgage investments. In the prior years, the primary reason for the increases in income was a result of purchasing significant numbers of mortgage investments with capital raised from the sale of our shares and reinvesting principal receipts.

    Total expenses were approximately $4,423,000, $3,487,000, and $902,000, respectively, 27% and 287% and 1% increases, respectively. Below listed are the significant expense accounts and explanations of change:

PROVISION FOR LOAN LOSSES: increased 28% and 26,223% between 2004 and 2003.

     During 2004 and 2003 we sold a significant number of foreclosed properties at an average loss of $0.43 and $0.39 on the dollar. Our loan losses began increasing after year-end 2002 for two primary reasons: 1) we ceased repairing foreclosed properties, and financing the sale of the property to homeowners, and began selling properties ?as is? to real estate investors for lower prices; and 2) as we started realizing significant losses by selling properties ?as is?, we changed our method for calculating reserves to more accurately reflect recent loss patterns. Realized losses in 2004, 2003 and 2002 respectively were approximately $1,867,000, $1,822,000 and $8,252, representing 2% and 21,979% increases between periods. Loss reserves increased by 163% and 100% in 2004 and 2003, respectively. No reserve was recorded in 2002. We will continue to reserve for loan loss during 2005 at a rate of 1% of the balance of each interim mortgage loan acquired and approximately 40% of each residential mortgage or contract for deed reclassified as foreclosed. In addition, during each quarter in 2005 we will continue to monitor sales of foreclosed properties and adjust our reserve calculation method if our experience and observable trends change.

INTEREST EXPENSE:  increased 23% in 2004 and 87% in 2003.

     We use our credit facility to purchase loans in advance of receiving net proceeds from the sale of our shares or payments of mortgages. The use of our credit facility depends on the number of suitable investments available at any given time and the amount of cash we have on hand. Interest expense fluctuates
1) because of the level of usage of our credit facility and 2) when the interest rate we pay under the credit facility increases or decreases.

LOAN SERVICING FEES: decreased 25% in 2004 and 26% in 2003.

     Loan servicing fees, paid to an affiliate of our Advisor, PSC, for servicing residential mortgages and contracts for deed, decreased as a result of prepayments received on our portfolio of residential mortgages and contracts for deed prepaid, reducing the unpaid principal balance of the portfolio.

TRUST ADMINISTRATION FEES:  increased 29% in 2004 and 64% in 2003.

     The trust administration fee was paid to our Advisor. The fee was calculated as 1/24th of 1% per month of the first $50,000,000 of average invested assets up to $50,000,000 and 1/12th of 1% per month in excess of $50,000,000. As the portfolio grew so did the trust administration fee. The trust administration fee will increase and decrease as we draw on or pay down our credit facility, which we use to acquire mortgage investments. Payroll expenses are paid by the Advisor and included as part of the trust administration fees. Payroll expenses decreased 10% in 2004 and increased 15% and 40% in 2003 and 2002, respectively. They were $273,000, $305,000 and $265,000, for the comparable periods. The decrease in 2004 is due to attrition. Rent expense is paid by the Advisor and included as part of the trust administration fee. Rent expense decreased 37% in 2004, increased 106% in 2003 and decreased 11% in 2002. They were $22,000, $35,000 and $17,000, respectively. The decrease in 2004 was due to an adjustment in the amount of office space UMTA leased. The increase in 2003 was due to additional office space leased by our Advisor. That space was relinquished in 2004.

GENERAL AND ADMINISTRATIVE EXPENSES: increased 37% in 2004 and 68% in 2003.

    General and administrative expenses include transfer agent fees, legal fees, printing and reproduction costs, accounting and audit fees, recording fees, trustees fees and insurance fees to name the major categories. The largest increase in 2004 was transactional legal fees associated with bank lines and a securitization of loans, and other agreements entered into during the year. The largest increase in 2003 were fees for accounting services relating to the post effective amendments filed in 2003 and transfer agent fees as our shareholder base grew.

     Operating expense as a percentage of interest income (not including interest expense) was 30.55%, 27.67%, and 9.95%, for 2004, 2003 and 2002,
respectively. Operating expense as a percentage of average invested assets was 3.74%, 3.35% and 1.13% during these years, respectively. In both categories the 2004 and 2003 amount exceeded our limitation on operating expenses as outlined in our Declaration of Trust. Our trustees have agreed to make exceptions in both years on the limitation, which is 25% of interest income and 2% of average invested assets, after reviewing the nature of the increase in expenses, primarily the significant foreclosure losses.

     Net income was approximately $9,466,000, $8,589,000 and $7,376,000 for the three years, respectively, representing 10%, 16% and 54% increases. The smaller increases in 2004 and 2003 were a result of provisions for loan losses and the increase in 2002 was due to the purchase of additional income producing assets. Earnings per share were $1.34, $1.47 and $1.81, respectively.

      Fluctuations in earnings are a function of the relationships between the use of our credit facility, the amount of uninvested assets (amounts earned but not received during the periods and cash balances), changes in the average coupon of our portfolio as we add mortgage investments, loan losses and default rates experienced between comparable periods, and the rate at which we raise money.

     Our average daily outstanding balance on our line of credit during the comparable years was approximately $2,390,000, $2,996,000 and $1,438,000, respectively. Use of leverage can have a positive impact on earnings because our cost of funds on leveraged dollars (weighted average interest paid of 4.86%, 4.88% and 5.44%, respectively) is lower than the rate of interest we earn on the mortgage investments we purchase with those dollars (a yield of 13.24%, 12.44% and 13.04%, respectively). Also, when comparing leverage dollars to net proceeds, we are at an advantage when we buy loans with borrowed funds. Each dollar borrowed on our line of credit netted us approximately $0.925 to invest in 2004, compared to $0.87 on each dollar from offering proceeds.

     In addition, during 2004 and 2003, we carried higher cash balances in the bank. The average daily cash balance was approximately $4,518,000 and $4,758,000 compared to $405,000 during 2002. Gross proceeds from the sale of shares were used to buy suitable investments or to pay down our credit facility, but if our line of credit had no outstanding balance or if not enough suitable investments were available, the cash was deposited in a money market or money fund account and earned interest at rates between 1% and 2%, while at the same time we paid a 8.60% dividend. As a result, higher cash balances in the bank had a negative impact on earnings.

     Accrued interest receivable increased by 16%, 80% and 56%, respectively. Interest receivable is interest earned on our investments but not immediately paid to us by borrowers or by loan servicing agents. The timing between making investments and receiving interest income had a negative impact on earnings because the funds were not available to invest in income producing assets. Finally, loans that were in default and thus not producing interest income had a negative impact on earnings.

     Twenty-nine of 554 residential mortgages and contracts for deed were covered by a recourse agreement between South Central Mortgage, Inc. (?SCMI?), an affiliate of our Advisor. SCMI has agreed that if any residential mortgage or contract for deed we acquire from SCMI on which the borrower has made fewer than 12 payments is in default during the period ending with the 12th payment after we bought that residential mortgage or contract for deed, then SCMI shall buy that mortgage investment from us or our assignee at a price equal to the total unpaid principal balance due thereon, plus accrued interest to the date of the purchase, plus insurance premiums, taxes and any other amounts that we spent in the maintenance, protection or defense of our interest therein or in the real property, including reasonable attorneys' fees. SCMI may satisfy its obligations under the foregoing repurchase requirement by either:

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

    We began 2004, 2003 and 2002 with 72, 78 and 54 foreclosed residential mortgage and contracts for deed, respectively, and foreclosed an additional 50, 83 and 67 loans during the respective years. We sold 98, 89 and 43, foreclosed properties in 2004, 2003 and 2002, respectively, leaving 24, 72 and 78 foreclosed properties at the end of 2004, 2003 and 2002, respectively. Foreclosures of interim mortgages first occurred in 2003 when we foreclosed 25 properties. In 2004, we foreclosed 19 additional properties and sold 21, leaving 23 foreclosed interim mortgages at year end. Foreclosures as a percentage of total income producing properties at year end were 3.20%, 4.22% and 4.17%, respectively.

     The following table details major categories of foreclosed loans for each of the last three fiscal years:

                                                     2004          2003          2002
RESIDENTIAL MORTGAGES AND CONTRACTS FOR DEED
Number of loans foreclosed at beginning of year       72            78             54
Aggregate unpaid principal balance               $3,346,000    $3,676,000    $2,615,000

Additional foreclosures during year                   50           83             67
Aggregate unpaid principal balance               $2,300,000    $3,818,000    $3,082,000

Foreclosures disposed of during year                  98           89             43
Aggregate unpaid principal balance               $4,778,000    $4,148,000    $2,021,000

Number of foreclosure properties
   remaining at end of year                           24           72             78
Aggregate unpaid principal balance               $  868,000    $3,346,000    $3,676,000

INTERIM MORTGAGES
Number of loans foreclosed at beginning of year       25            -              -
Aggregate unpaid principal balance               $1,263,000         -              -

Additional foreclosures during year                   19           25              -
Aggregate unpaid principal balance               $1,343,000    $1,263,000          -

Foreclosures disposed of during year                  21            -              -
Aggregate unpaid principal balance               $  580,000         -              -

Number of remaining foreclosed properties at
   end of year                                        23           25              -
Aggregate unpaid principal balance               $2,026,000    $1,263,000          -


     We purchase mortgage investments that generate interest income to us. From the interest income received, we pay trust administration fees and other expenses and distribute a minimum of 90% of the net income to our shareholders as dividends. The loans we purchase have various fixed rates of interest. Our goal is to maintain a blended interest rate sufficiently high enough to pay dividends at our targeted rate which we set each quarter. Residential mortgages and contracts for deed had average interest rates at year end 2004, 2003 and 2002 of 11.73%, 11.74% and 11.82%, respectively, interim mortgages had average interest rates at year end 2004, 2003 and 2002 of 13.45%, 13.12% and 13.77%, respectively, and the UDF line of credit had an average interest rate at year end 2004 and 2003 of 13.67% and 15.00%, respectively. Until 2001 our portfolio balance was weighted heavily toward lower-yield, long-term loans (84%). To mitigate the lower-yield and higher percentage of loss of interest income from defaulted long-term loans in a portfolio that was becoming weighted toward non-recoursed status as it aged (recourse is in effect for the first 12 payments of recoursed long-term loans), we began expanding the percentage of our portfolio placed in higher yield interim loans. Beginning in 2003, we began to make loans to UDF. Those loans, which are secured by UDF?s interest in mortgages and equity participations that it receives from its developer borrowers, also carry a higher interest rate than long-term mortgage loans. We intend to continue investing in interim mortgages and secured loans to UDF and other affiliated partnerships to real estate developers almost exclusively.

     Funds invested in residential mortgages and contracts for deed in 2004 and 2003 decreased by 44% and 15%, respectively and increased by less than 1% in 2002. The significant decrease is 2004 is a result of a securitization of certain loans that were sold to a third party. The decrease in 2003 was due to prepaid loans. Our interim mortgage portfolio grew approximately 4%, 48% and 180% between years, respectively. Our investment in UDF began in 2003 and then increased by 371% in 2004.

    Below is a chart comparing our four loan categories, which shows the growth trends during the past three years. Dollar values represent the aggregate unpaid principal balance of each loan category at the end of each year. Our Trustees, after considering a recommendation of our Advisor, have determined that we will continue to shift to a portfolio weighted to interim mortgages and loans to UDF for a number of reasons, the most compelling of which are: 1) to date these mortgage investments have had less risk because most of the loans are subject to limited or full recourse and as a result we have not experienced losses from the sale of foreclosed properties as significant as losses we have experienced from other mortgage investments, and
2) annual yields have been higher than those of the other mortgage investments which will lead to potentially higher earnings.

                        2004            2003           2002
                     -----------    -----------     ----------
RESIDENTIAL MORTGAGES   $18,221,000    $28,487,000    $28,555,000
Percentage increase
  over prior year           (36%)         (1%)             4%

CONTRACTS FOR DEED         $396,000     $4,638,000    $11,285,000
Percentage increase
  over prior year           (91%)        (59%)            (7%)

INTERIM MORTGAGES       $75,773,000    $72,811,000    $49,136,000
Percentage increase
  over prior year             4%          48%            180%

Line of credit (UDF)    $28,722,000     $6,093,000        --
receivable affiliate
over prior year             371%         100%

     It may be useful to also see how each category compares as a percentage of the portfolio.

                        2004    2003    2002
                        ----    ----    ----
RESIDENTIAL MORTGAGES      15%     25%     32%
CONTRACTS FOR DEED          0%      4%     13%
INTERIM MORTGAGES          62%     65%     55%
Line of credit (UDF)       23%      6%     --


     Distributions per share of beneficial interest for the years ended December 31, 2004, 2003 and 2002 were $1.72, $1.84 and $2.00 per share, respectively, on earnings of $1.34, $1.47 and $1.81, respectively. The portion of the distributions that does not represent earnings represents return of capital. Distributions declared by our Trustees during both comparable periods were at a 8.6%, 9.2% and 10% annualized rate of return for our shareholders. We are under no obligation to pay dividends at that same rate and from time to time the rate at which we pay dividends may be adjusted.

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

INTEREST INCOME ACCRUAL

     Our portfolio of residential mortgages, contracts for deed, interim mortgages and UDF line of credit produce monthly interest income, however, we may not receive interest income on a particular loan if a borrower fails to make his monthly interest payment.

     We have two types of loans and our accrual method differs for them: nonrecourse loans and recourse loans.

     A nonrecourse loan is one that is not currently covered under a recourse agreement. The vast majority of our nonrecourse loans are residential mortgages and contracts for deed.
     A recourse loan is one that is covered under a recourse agreement that obligates either a third party guaranteeing the performance of a loan, or a borrower that has made a corresponding loan to another party (the "underlying borrower"), to repay the loan to us if the underlying borrower defaults. The vast majority of our recourse loans are interim mortgages made to borrowers that make corresponding loans which are pledged to us as security for the borrower's obligations to us. All loans that we make to affiliates of our Advisor are recourse loans.

     With respect to nonrecourse loans, we will accrue interest if we determine, based on the underlying borrower?s payment history and based on analysis by the loan servicing staff, when applicable, that the likelihood of an interest payment being made is probable. We cease accruing interest when the likelihood an interest payment will be made is less than probable. If and when the loan is foreclosed, we no longer consider the property to be income producing and reclassify it as foreclosed.

     With respect to recourse loans, our borrower, or a guarantor, is obligated to pay all interest accrued and principal at the end of the loan term, or extensions thereof. As a result, we accrue interest on recourse loans even if the likelihood that the underlying borrower will make an interest payment is less than probable. Interest on recourse loans continues to accrue until the loan is fully paid off by our borrower.

     There is no assurance that the interest income accrued by us will be paid by a borrower. When we accrue interest income on a mortgaged property and we foreclose and take possession of the property, we sell it and receive proceeds from the sale. We first apply the proceeds to any accrued interest related to the loan and apply the balance of the proceeds to the outstanding loan balance. If the proceeds from the sale are not sufficient to reduce the outstanding loan balance to zero the remaining balance is referred to as the ?charge-off amount?. The charge-off amount is recorded against our loss reserve: accrued interest income, plus the outstanding loan balance, less proceeds from the sale of the property equals the amount charged-off against loss reserves. If the loan was a recourse loan, our borrower or a guarantor is obligated to pay the remaining balance with interest. A promissory note establishes a deficiency loan on which interest is charged for the new term of the loan.

LOAN LOSS RESERVES

     Loss reserves are established when a trend becomes clear that indicates the current market value of foreclosed properties is less than the outstanding balances of loans plus accrued interest. A loss reserve is created based on a quarterly analysis of loans outstanding for historical default rates and historical realization on foreclosed properties. It is calculated as the difference between the outstanding loan balance of a foreclosed property, plus accrued interest income, less the estimated proceeds from the sale of the foreclosed property. Prior to 2003, the estimated market value of foreclosed properties was equal to or greater than the outstanding loans and no loss reserve was recorded.

     During 2003 we began aggressively liquidating foreclosed properties in order to invest proceeds more quickly in income producing loans. Instead of repairing foreclosed properties and financing the sale of the property to homeowners, we began selling properties ?as is? to real estate investors for lower prices. In 2003, our actual losses incurred were greater than our expectations based on historical experience. During 2005, we intend to monitor losses and if warranted evaluate our reserve methodology, by changing the percentage reserved on each loan funded, to accurately reserve for future losses.

The changes in the allowance for loan losses during the years ended December 31, 2004, 2003, and 2002 are summarized as follows:

                                  2004          2003          2002
Balance, beginning of year    $  350,000    $     -          $  -
Provision for loan losses      2,789,000     2,172,000        8,252
Loans charged off              2,217,000     1,822,000        8,252
Balance, end of year          $  922,000    $  350,000       $  -
                                ==========    ==========       ======
     RESCISSION OFFER

     In March 2001, we filed a registration statement with the SEC to register our offer to sell up to 5,750,000 shares of beneficial interest. We were required to file a post-effective amendment to the registration statement by April 30, 2002 to include updated financial information and did not do so until November 4, 2002. As a result, we had a contingent liability to rescind the purchase price for the 1,078,309 shares we sold between May 1, 2002 and October 31, 2002 under the registration statement for approximately $22 million plus interest (the amount of which will be subject to the laws of the state in which the purchaser resides) and less the dividends paid to those persons who purchased these shares On October 22, 2003, in accordance with the undertakings given by our registration statement on Form S-11 filed on March 5, 2001 (Registration No. 333-56520, which became effective on June 4, 2001) we filed Post Effective Amendment No.6 deregistering our offer to sell 745,403 shares. The

Securities and Exchange Commission order of effectiveness was dated October 27, 2003. On December 17, 2003 we filed a registration statement on Form S-11 to register our offer to rescind the purchase of the 1,078,309 shares sold to persons who purchased our shares between May 1, 2002 and October 31, 2002. The offer commenced on December 29, 2003 and concluded on January 28, 2004. Twenty shareholders accepted the rescission offer with respect to 29,452 shares, representing 0.4% of our outstanding shares as of December 31, 2004.

     The rescission offer was intended to reduce our contingent liability for breaches of federal and state securities laws by allowing holders of shares covered by the rescission offer to sell those shares back to us. In each state where the offer was made, purchasers to whom the offer was made lost the right to sue us as a result of our noncompliance with these laws except in Texas, where the right is not lost if a purchaser rejected the rescission offer in writing and expressly reserved the right to sue. No such reservations were received by us. Further, the statute of limitations for noncompliance with the requirement to register securities under the Securities Act of 1933, as amended (the ?Securities Act?) is one year, while under the various state securities laws in which the rescission offer was made, the statute of limitation ranges from one to four years from the date of the transaction. The periods set forth in the statutes of limitations provided for in the Securities Act and in most of the states in which the offer was made have expired.

     Notwithstanding the foregoing, the rescission offer does not necessarily relieve us of our contingent liability for fines or penalties under state securities laws or for civil liability that arises as a result of having failed to make the rescission offer in compliance with applicable laws and rules. However, no claims with respect to these matters have been made to date.

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

                                            YEARS ENDED DECEMBER 31,
                                        2004          2003           2002
                                   --------------------------------------------
Shares issued                          211,752      2,525,499      1,643,377
Number of new shareholders                 --             989            628
Shares repurchased (?SRP?)            (199,541)      (323,717)       (80,002)
Gross offering proceeds            $ 4,200,000    $50,510,000    $32,912,000
Net offering proceeds (after
  deduction of selling
  commissions and fees)            $ 4,200,000    $44,267,000    $25,575,000
Share repurchase payments          ($3,890,000)   ($6,460,000)   ($1,583,000)
Principal receipts from
  Residential Mortgages and
  Contracts for Deed               $ 6,045,000    $ 8,421,000     $4,564,000
Principal receipts from
  Interim Mortgages                $74,032,000    $76,241,000    $32,118,000
Net borrowing - credit line        $12,030,000    $(6,245,000)    $5,435,000

     In March 2001, we filed a registration statement with the SEC to register our offer to sell up to 5,750,000 shares of beneficial interest. This registration statement was declared effective on June 4, 2001. Of the new shares offered for sale, 750,000 were set aside for our Dividend Reinvestment Plan. On October 22, 2003, in accordance with the undertakings given in our registration statement we filed Post Effective Amendment No.6 deregistering our offer to sell 745,403 shares. This post-effective amendment was declared effective by the SEC on October 27, 2003, ending our offering. On November, 14, 2003, we filed a registration statement on Form S-3 with the SEC to register the offering of 511,000 shares of beneficial interest issuable under our Reinvestment Plan. On December 5, 2003, we filed a report on Form 8-K with the SEC describing our Share Repurchase Program which is intended to provide our shareholders with limited liquidity.

     The aggregate number of shares issued as of December 31, 2004 was 7,683,050, with 642,307 retired to treasury, (The purchase of 29,952 shares has been rescinded in connection with our rescission offer and are no longer included in issued or in treasury)leaving 7,040,743 outstanding, representing gross proceeds of approximately $153,382,000. No commissions were paid after 2003. Shares issued under our Dividend Reinvestment Plan are sold without commissions.

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

     We utilize bank lines-of-credit to acquire and warehouse mortgage investments as they become available. Effective July 11, 2004 the Company?s line of credit payable was extended for twelve months and modified setting the new borrowing limit to $6,500,000. The line of credit payable was collateralized by certain residential mortgages. Interest on the outstanding balance accrues at prime plus 0.5% per annum. The outstanding balance of the line of credit was reduced as we received loan principal receipts. The balance on the line of credit was $1,530,000 at year end 2004, zero at year end 2003 and $6,245,000 at year end 2002.

     On November 8, 2004, with trustee approval, we entered into a three year loan agreement to replace the $6,500,000 line of credit with a $15 million revolving credit facility with another bank. The line of credit payable was collateralized by certain interim mortgages. Interest on the outstanding balance accrues at prime plus 0.5% per annum. The outstanding balance on the line of credit was $10,500,000 at year end 2004.

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

     Since inception and as of December 31, 2004, we had invested an aggregate of approximately $289,370,000 in interim mortgages with various sources, and UDF had drawn an aggregate of $56,627,000 from us on its line of credit. We funded approximately $77,449,000 of interim mortgages and funded $48,856,000 to UDF in 2004, $99,800,000 and $7,771,000, respectively in 2003 and
$64,000,000 of interim mortgages in 2002. The following table sets forth, as a percentage of total funds invested with all sources, the percentage of mortgage investments made to affiliates during 2004, 2003 and 2002.


Affiliated Company             2004     2003     2002
---------------------          ----     ----     ----
Capital Reserve Corp.           1%       14%       41%
Ready America Funding          19%       22%       17%
REO Property Company            1%        2%       --
Ready Mortgage Corp.           <1%       16%       16%
South Central Mortgage         <1%       <1%        1%
UMTH Lending                   13%       17%       --
Line of credit (UDF)           39%       8%        --

Total of affiliate
mortgage investments           74%       79%       75%

Outstanding balances for interim mortgages and the UDF line of credit at December 31, 2004, 2003 and 2002 purchased from affiliates were:

Affiliated Company                 2004           2003             2002
---------------------          -----------     -----------     -----------
Capital Reserve Corp.          $ 4,793,000     $ 9,194,000     $19,209,000
Ready America Funding          $25,011,000     $14,565,000     $ 9,424,000
REO Property Company           $ 1,910,000     $ 1,735,000         --
Ready Mortgage Corp.           $ 2,338,000     $ 6,346,000     $ 6,091,000
South Central Mortgage         $   150,000     $   306,000     $   929,000
UMTH Lending                   $11,399,000     $13,713,000         --
Line of credit (UDF)           $28,722,000     $ 6,093,000         --


     Residential mortgages and contracts for deed have been purchased from various sources. At December 31, 2004, of the $53,500,000 in aggregate principal amount of residential mortgages and contracts for deed purchased, approximately $18,000,000 has been purchased from SCMI, an Affiliate of our Advisor.

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

     For these services, we pay the Advisor a monthly trust administration fee equal to 1/24th of 1% per month of the amount of average invested assets up to $50,000,000 and 1/12th of 1% of the average invested assets in excess of $50,000,000 and a subordinated incentive fee equal to 25% of the amount by which our net income for a year exceeds a 10% per annum non-compounded cumulative return on our adjusted contributions.

     For each year which it receives a subordinated incentive fee, the Advisor also receives 5-year options to purchase 10,000 Shares at a price of $20.00 per share (not to exceed 50,000 shares). As of December 31, 2004, the Advisor has not received any options to purchase shares under this arrangement. The Advisor is also eligible to receive real estate brokerage commissions and for public offerings that we make, an offering administrative fee and an acquisition fee equal to 3% of the net offering proceeds of the offering. The Advisor and its affiliates are also entitled to reimbursement of costs of goods, materials and services used for and by us obtained from unaffiliated third parties except for note servicing and for travel and expenses incurred in seeking any investments or seeking the disposition of any of our investments.

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

     Loan servicing fees are paid to PSC, an affiliate of our Advisor. The fee is paid monthly and calculated as 1/12th of 1/2% of the outstanding principal balance of each loan.

     Property management fees on vacant properties are paid to REO Property Co. (?REOPC?), an affiliate of our Advisor. The fee is paid monthly and calculated as 1/12th of 1/2% of the outstanding balance of the loan when the property was classified as REO.

Below is a chart listing fees paid and options granted to affiliates of the
Advisor in the past three years:
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
------------------------------------------------------------------------------

CHANGES IN ACCOUNTING POLICIES AND PROCEDURES

Subsequent to receipt of the Report of its Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, we instituted certain new policies and procedures to address some of the material weaknesses cited in the report and described below. We believe these changes are reasonably likely to materially affect our internal control over financial reporting. The lines below in quotes and all capital letters were taken directly from the Report.

?THE COMPANY LACKED SEGREGATION OF DUTIES, PRIMARILY AS A RESULT OF THE ADVISOR HAVING ONE INDIVIDUAL (THE COMPANY?S PRESIDENT AND CFO) SERVING THE COMPANY WHICH COULD RESULT IN MISAPPROPRIATION OF ASSETS.? Since year end, one of our Advisor?s staff has been reassigned and processes accounts receivable and cash receipts, and another has been reassigned to process accounts payable.

?THE COMPANY DOES NOT HAVE PERSONNEL WITH SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING KNOWLEDGE AND EXPERIENCE, WHICH COULD RESULT IN INAPPROPRIATE ACCOUNTING AND FINANCIAL REPORTING.? We have not addressed this issue.

?THE COMPANY DID NOT PROPERLY ANALYZE AND RECORD LOAN LOSS RESERVES, WHICH COULD RESULT IN UNDERSTATED RESERVES THROUGHOUT THE YEAR.? Based on the results of the last quarter of 2003 and all of 2004, we have revised our loss reserve calculations and are recording a 40% reserve based on the unpaid principal balance of each residential mortgage and contract for deed reclassified as foreclosed property in order to reflect actual average discounted sales proceeds, and we are building a loss reserve on interim mortgages of 1% per dollar funded to reflect the amount being reserved by our affiliated companies. On a quarterly basis, we will compare our assumptions with actual experience and make adjustments to our loss reserve account as necessary to more accurately reflect changes in trends.

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

     In April 2004, but effective January 1, 2004, we transferred our residential mortgages and contracts for deed to a wholly-owned special purpose entity called UMT LT Trust (?UMTLT?), a Maryland real estate investment trust.

     On April 13, 2004, we, through UMTLT (?Seller?) and another newly created, wholly-owned subsidiary, UMT Funding Trust as the 'Depositor', a Maryland real estate investment trust, completed a securitization of $12,593,587 principal amount of mortgage loans through the private issuance of $9,455,520 in 9.25% Class A Notes ('Notes'). The Notes, together with $3,138,067 in Class B Certificates (the 'Certificates'), collectively referred to as the 'Securities' were issued by Wachovia Bank as Trustee pursuant to a Trust Agreement dated as of April 1, 2004 between the Bank and the Depositor. The Class A Notes were then sold by the Depositor to Bayview Financial Trading Group, L.P. ('Bayview'), pursuant to a Purchase Agreement dated as April 13, 2004 (the 'Note Purchase Agreement') between Bayview, the Depositor and us. The Notes were sold pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.

      The Securities evidence the entire beneficial ownership interest in a Trust Fund created under the Trust Agreement, which consists of a pool of performing first lien residential mortgage loans (the 'Mortgage Loans') with an aggregate principal balance of $12,593,587 as of April 13, 2004. We transferred the Mortgage Loans to the Seller as a capital contribution and the Seller sold the Mortgage Loans to the Depositor pursuant to a Mortgage Loan Sale Agreement dated as of April 1, 2004. The Mortgage Loan Sale Agreement includes a right on the part of the Depositor to require the Seller to repurchase certain Mortgage Loans upon the Seller's breach of a representation or warranty with respect to certain characteristics of the Mortgage Loans. We have agreed to guarantee the obligations of the Seller under the Mortgage Loan Sale Agreement, including the obligation of the Seller to repurchase Mortgage Loans as to which the Seller has breached a representation or warranty. The Class B Certificates give the Depositor the right to receive all remaining monthly interest after all payments due on the Class A Notes and all principal and interest on the Mortgage Loans after retirement of the Class A Notes. The Class B certificates were retained by the Depositor.

     Simultaneously with the Depositor's conveyance of the Mortgage Loans to the Trustee and pursuant to the terms of a Servicing Rights Transfer Agreement dated as of April 1, 2004 by and between Prospect Service Corp., as owner of the servicing rights to the Mortgage Loans, and Bayview, we transferred the servicing rights to the Mortgage Loans to Bayview.

     The purpose for the securitization was to 1) increase the yield on the residential mortgages and 2) free up cash to invest in interim mortgages and UDF.

OFF BALANCE SHEET TRANSACTION - SUBSEQUENT EVENT

     On January 28, 2005, we and two of our wholly-owned subsidiaries, UMT LT Trust as the ?Seller? and UMT Funding Trust as the ?Depositor,? both Maryland real estate investment trusts, simultaneously entered into agreements described below for the securitization of $9,700,797.12 principal amount of our mortgage loans through the private issuance of $ 7,275,598 in 9.25%
Class A Notes (?Notes?). The Notes, together with $2,425,199 in Class B Certificates (the ?Certificates?), collectively referred to as the ?Securities? were issued by Wachovia Bank as Trustee pursuant to a Trust Agreement dated as of January 1, 2005 between the Bank and the Depositor. The Class A Notes were then sold by the Depositor to Bayview Financial, L.P. (?Bayview?), pursuant to a Purchase Agreement dated as of January 26, 2005 (the ?Note Purchase Agreement?) between Bayview, the Depositor and us. The Notes were sold pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.

     The Securities evidence the entire beneficial ownership interest in a Trust Fund created under the Trust Agreement, which consists of a pool of performing first lien residential mortgage loans and contracts for deed (the ?Mortgage Loans?) with an aggregate principal balance of $9,700,797.12 as of January 1, 2005. We transferred the Mortgage Loans (excluding the servicing rights) to the Seller as a capital contribution and the Seller sold the Mortgage Loans to the Depositor pursuant to a Mortgage Loan Sale Agreement dated as of January 1, 2005. The Mortgage Loan Sale Agreement includes a right on the part of the Depositor to require the Seller to repurchase certain Mortgage Loans upon the Seller?s breach of a representation or warranty with respect to certain characteristics of the Mortgage Loans. We agreed to guarantee the obligations of the Seller under the Mortgage Loan Sale Agreement, including the obligation of the Seller to repurchase Mortgage Loans as to which the Seller has breached a representation or warranty. The Class B Certificates give the Depositor the right to receipt all remaining monthly interest after all payments due on the Class A Notes and all principal and interest on the Mortgage Loans after retirement of the Class A Notes. The Class B Certificates will be retained by the Depositor.

     Simultaneously with the Depositor?s conveyance of the Mortgage Loans to the Trustee and pursuant to the terms of a Servicing Rights Transfer Agreement dated as of January 1, 2005 we, as owner of the servicing rights to the Mortgage Loans, transferred the servicing rights to the Mortgage Loans to Bayview and, pursuant to a SubServicing Agreement dated as of January 1, 2005 Prospect Service Corp agreed with Bayview to act as sub-servicer of the Mortgage Loans.

DISCLOSURE OF CONTRACTUAL OBLIGATIONS

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

At December 31, 2004 the outstanding balance on our lines of credit was $12,030,000.

DIVIDENDS DECLARED AND DISTRIBUTIONS MADE

     During the year ended December 31, 2004, we declared dividends and made distributions on a monthly basis as shown below. Although last year we declared distributions at a rate of 8.6% and 9.2% the year before, we are under no obligation to make distributions at any particular rate, although we are obligated to distribute 90% of our REIT Taxable Income in order to continue to qualify as a REIT for federal income tax purposes. The amount distributed in excess of earnings per share represents return of capital.

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

MERGER PROPOSAL

     In November 2003, we received a merger proposal from an entity organized by persons that include officers and owners of the Company and the Advisor. The proposal by UMT Holdings, L.P. (?UMTH?) a Delaware limited partnership and real estate finance company based in Dallas, Texas, provides that we would be merged into UMTH. As currently proposed, each holder of our shares of beneficial interest at the time of the closing of the merger would receive one 8.5% Class A Senior Subordinated Debenture with a ten year term, having an original principal amount of $20 for each share owned by such holder and an annual interest rate of 8.5%, which interest shall be payable monthly. The proposal contains other terms and may be amended or modified at any time.

      In response to the proposal, our Board of Trustees formed an independent committee comprised of Richard D. O'Connor, Jr., Paul R. Guernsey and Douglas R. Evans, each an independent and disinterested trustee. The independent committee retained legal and financial experts to assist it in evaluating the proposal. The independent committee has been negotiating the final terms of any transaction with UMTH on behalf of the Company and evaluating the fairness of the terms to our shareholders who are not affiliated with UMTH. At the conclusion of its negotiations and deliberations, the independent committee will make a recommendation to the full Board of Trustees with respect to the transaction. In addition, the independent committee may entertain other unsolicited inquiries from any other parties interested in the possible acquisition of our outstanding shares of beneficial interest and, as appropriate, provide information, enter into discussions and negotiate with such parties in connection with any such inquiries. As of the date of this report there have been no inquiries from other sources.

      The completion of the merger under UMTH's proposal is contingent upon, among other things, (i) the negotiation, execution and delivery of a definitive agreement, (ii) approval of the transaction by the independent committee, the Company's full Board of Trustees and the Company's shareholders, (iii) the independent committee?s receipt of a fairness opinion from its financial advisor, (iv) the effectiveness of a registration statement with the Securities and Exchange Commission to register the UMTH Class A Debentures, (v) applicable regulatory approvals, (vi) obtaining any necessary third-party consents or waivers, and (vii) certain other conditions.

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

     The dividend rate is fixed quarterly by our Trustees, based on earnings projections. As such, the dividend rate may fluctuate up or down. Since 1999 we have made distributions in excess of earning. In 2003 our Trustees advised the Advisor that we should set the dividend rate at 90% of earning and endeavor to keep it at that rate. In an effort to do so, we have lowered the dividend rate from 9.3% annualized return in 2003 to 8% in 2004.

Our investments are subject to a higher risk of default than conventional mortgage loans.

     Most of the residential mortgages, contracts for deed and interim mortgages that we purchase, including our loans to UDF, are not insured or guaranteed by a federally owned or guaranteed mortgage agency. Also, most of our loans involve borrowers who do not satisfy all of the income ratios, credit record criteria, loan-to-value ratios, employment histories and liquidity requirements of conventional mortgage financing. Accordingly, the risk of default by the borrower in those "non-conforming loans" is higher than the risk of default in loans made to persons who qualify for conventional mortgage financing. In addition, our loans to UDF are secured by UDF?s interest in mortgages and equity participations that it has obtained to secure its loans to real estate developers. Some of those mortgages are junior mortgages. Accordingly, we face the risk of loss due to defaults by the real estate developers and the potential inability to recover the outstanding loan balance on foreclosure of our security interests.

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

     Our operating expenses, including certain compensation to our Advisor, servicing and administration expenses payable to an affiliate of our Advisor and unaffiliated mortgage servicers and the Independent Trustees, must be met regardless of our profitability. We are also obligated to distribute 90% of our REIT Taxable Income (which may under certain circumstances exceed our Cash
Flow) in order to continue to qualify as a REIT for federal income tax purposes. Accordingly, it is possible that we may be required to borrow funds or liquidate a portion of our investments in order to make the required cash distributions to shareholders. Although we generally may borrow funds, we cannot be assured that such funds will be available to the extent, and at the time, required by us.

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

     Mortgage interest rates may be subject to abrupt and substantial fluctuations. If prevailing interest rates rise above the average interest rate being earned by our mortgage investments, we may be unable to quickly liquidate our existing investments in order to take advantage of higher returns available from other investments. Furthermore, interest rate fluctuations may have a particularly adverse effect on the return we realize on our mortgage investments if we use money borrowed at variable rates to fund fixed rate mortgage investments.

We have a high geographic concentration of mortgage investments in Texas.

   A large percentage of property securing our mortgage investments are located in Texas, with approximately 52% in the Dallas/Fort Worth area. As a result, we have a greater susceptibility to the effects of an economic downturn in that area or from slowdowns in certain business segments that represent a significant part of that area?s overall economic activity such as energy, financial services and tourism.

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

     The recovery of money owed to us may be delayed or impaired by the operation of the federal bankruptcy laws. Any borrower has the ability to delay a foreclosure sale for a period ranging from a few months to several months or more by filing a petition in bankruptcy, which automatically stays any actions to enforce the terms of the loan. The length of this delay and the costs associated therewith will generally have an adverse impact on the return we realize on our investments.

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

       We have identified certain material weaknesses in our internal control over financial reporting.

     Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 revealed several material weaknesses, including: we do not have sufficient staff to segregate duties and therefore must rely on the integrity of our president, who also functions as chief accounting officer, to ensure our assets are not misappropriated. Further, we lack written policies and procedures which could result in a lack of control over financial reporting. In addition, our Advisor lacks personnel with significant accounting and financial reporting knowledge and experience, which could result in inappropriate accounting and financial reporting. Last, we did not properly analyze and record loan loss reserves, which could result in understated reserves throughout the year.


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

     We have no long-term borrowings.
Page 32

ITEM 8. FINANCIAL STATEMENTS.


                                UNITED MORTGAGE TRUST

                             INDEX TO FINANCIAL STATEMENTS


                                                                       Page

Management?s Report on Internal Control over Financial Reporting        34

Report of Independent Registered Public Accounting Firm on Internal
     Control over Financial Reporting                                   35

Report of Independent Registered Public Accounting Firm                 37

Consolidated Balance Sheets as of December 31, 2004 and 2003            38

Consolidated Statements of Income for the
     Years Ended December 31, 2004, 2003 and 2002                       39

Consolidated Statements of Changes in Shareholders? Equity
     for the Years Ended December 31, 2004, 2003 and 2002               40

Consolidated Statements of Cash Flows for the
     Years Ended December 31, 2004, 2003 and 2002                       41

Notes to Consolidated Financial Statements                              42

     MANAGEMENT?S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company?s internal control over financial reporting is designed to provide reasonable assurance to the Company?s management and Board of Trustees regarding the preparation and fair presentation of published financial statements.

       Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

     Management assessed the effectiveness of the Company?s internal control over financial reporting as of December 31, 2004 and this assessment identified material weaknesses in the Company?s internal control. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements may not be detected.

     Our first weakness is that we do not have sufficient staff to segregate duties and therefore must rely on the integrity of our president, who also functions as chief accounting officer to ensure that the Company?s assets are not misappropriated. Second, we lack written policies and procedures which could result in a lack of control over financial reporting. In addition, our Advisor lacks personnel with significant accounting and financial reporting knowledge and experience, which could result in inappropriate accounting and financial reporting. Last, we did not properly analyze and record loan loss reserves, which could result in understated reserves throughout the year.

     In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control ? Integrated Framework. Based on management?s assessment, management concluded that, as of December 31, 2004, the Company?s internal control over financial reporting was not effective based on those criteria.

     Management?s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by Whitley Penn, the independent registered public accounting firm who also audited the Company?s consolidated financial statements. Whitley Penn?s attestation report on management?s assessment of the Company?s internal control over financial reporting appears on page 35 hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING


To the Board of Trustees and Shareholders of United Mortgage Trust

We have audited management's assessment, included in the accompanying Management's Report on Internal Controls Over Financial Reporting, that United Mortgage Trust did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of control weaknesses discussed below, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). United Mortgage Trust?s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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


                                                  /s/ Whitley Penn

Dallas, Texas
February 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Trustees and Shareholders of United Mortgage Trust

We have audited the accompanying consolidated balance sheets of United Mortgage Trust as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders? equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


					/s/ Whitley Penn

Dallas, Texas
February 25, 2005

                        UNITED MORTGAGE TRUST
                      CONSOLIDATED BALANCE SHEETS


                                                    December 31,
                                           2004                    2003
                                           ----------------------------
ASSETS

Cash And Cash Equivalents                  $  1,331,798     $  4,199,455

Mortgage investments:
  Residential mortgages
    and contracts for deed                      --            29,780,352
  Investment in trust receivables            17,749,231           --
  Residential mortgages and contracts
    for deed foreclosed                         867,591        3,346,004
  Interim mortgages                          73,747,536       71,547,192
  Interim mortgages foreclosed                2,025,830        1,263,350
  Loan loss reserve                            (921,500)        (350,000)
                                            -----------      -----------
Total mortgage investments, net              93,468,688      105,586,898

Line of credit receivable, affiliate         28,721,639        6,093,493
Accrued interest receivable                     630,531          628,975
Accrued interest receivable, affiliate        3,375,970        2,824,849
Receivable from affiliate                       379,298           59,117
Equipment, less accumulated depreciation
  of $8,156 and $4,612, respectively             17,700           21,245
Other assets                                  1,272,637          911,786
                                           ------------     ------------
Total Assets                               $129,198,261     $120,325,818
                                           ------------     ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Line-of?credit, payable                  $ 12,030,000     $     --
  Distributions payable                         937,846        1,071,000
  Accounts payable and accrued
    liabilities                                  75,098          152,175
  Amounts due for redemption of
    beneficial interest                           --             611,970
                                            -----------     ------------
Total Liabilities                            13,042,944        1,835,145
                                            -----------     ------------

Commitments and contingencies                    --               --

Shareholders' equity:
  Shares of beneficial interest; $.01 par
    value; 100,000,000 shares authorized;
    7,683,050 and 7,470,872 shares
    issued; 7,040,743 and 7,028,106
    outstanding, respectively                    76,831           74,708
  Additional paid-in capital                134,750,434      130,539,921
  Advisor?s reimbursement                       397,588          397,588
  Cumulative distributions in excess
    of earnings                              (6,386,352)      (3,728,496)
                                            -----------     ------------
                                            128,838,501      127,283,721
  Less treasury stock, 642,307 and
     442,766 shares, respectively,
     at cost                                (12,683,184)      (8,793,048)
                                            -----------     ------------

Total Shareholders' Equity                  116,155,317      118,490,673
                                           ------------     ------------
Total Liabilities and Shareholders?
  Equity                                   $129,198,261     $120,325,818
                                           ------------     ------------

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
                         Years Ended December 31, 2004, 2003 and 2002
                                                                                     Cumulative
                                     Shares of          Additional     Advisor?s   Distributions
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

                             UNITED MORTGAGE TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year Ended December 31,
                                                2004          2003          2002
                                           -----------------------------------------
Cash flow from operating activities:
  Net income                               $  9,466,008   $  8,589,119   $  7,375,899
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Reserve for loan losses              2,788,116      2,172,197          8,252
      Depreciation                                3,544          1,276            520
      Net amortization of discount on
        mortgage investments                     16,136        (22,281)       (15,548)
      Changes in assets and liabilities:
        Accrued interest receivable            (552,677)    (1,536,736)      (687,728)
        Other assets                           (360,851)      (627,759)       (92,302)
        Accounts payable and accrued
          liabilities                           (77,077)      (398,705)       409,156
            Net cash provided by            ------------   -----------    -----------
            operating activities:            11,283,199      8,177,111      6,998,249
                                            ------------   -----------    -----------
Cash flow from investing activities:
  Investment in residential mortgages and
    contracts for deed                       (2,769,918)    (1,364,900)    (3,849,140)
  Principal receipts on residential
    mortgages and contracts for deed          6,044,912      5,314,398      4,563,908
  Proceeds from the sale of mortgage loans,
    securitization                            9,455,520         --             --
  Investment in interim mortgages           (77,448,678)   (99,815,148)   (63,724,041)
  Principal receipts on interim
    mortgages                                74,032,123     76,240,927     32,117,618
  Line of credit receivable, affiliate      (22,628,146)    (6,093,493)        --
  Receivable from affiliate                    (320,181)        50,477          6,336
  Purchase of equipment                          --             --            (21,144)
            Net cash used in investing     -------------   -----------    -----------
            activities:                     (13,634,368)   (25,667,739)   (30,906,463)
                                           -------------   -----------    -----------
Cash flow from financing activities:
  Proceeds from issuance of shares of
    beneficial interest                       4,212,636     44,266,530     28,574,571
  Net borrowings (payments) on
    lines-of?credit, payable                 12,030,000     (6,245,000)     5,435,000
  Purchase of treasury stock                 (3,890,136)    (6,460,302)    (1,582,756)
  Shares of beneficial interest redeemed       (611,970)        --             --
  Distributions                             (12,257,018)   (10,517,715)    (7,905,600)
            Net cash provided by           ------------    -----------    -----------
            financing activities:              (516,488)    21,043,513     24,521,215
                                           ------------    -----------    -----------
Net increase (decrease) in cash              (2,867,657)     3,552,885        613,001

Cash and cash equivalents at
  beginning of year                           4,199,455        646,570         33,569
                                           ------------    -----------    -----------
Cash and cash equivalents at
  end of year                              $  1,331,798   $  4,199,455    $   646,570
                                           ============    ===========   ===========
Supplemental cash flow information:
  Interest paid                            $    130,974    $   146,196   $   111,631
                                           ============    ===========   ===========

See accompanying notes to consolidated financial statements.

                               UNITED MORTGAGE TRUST
                     Notes to Consolidated Financial Statements
                                 December 31, 2004

A.  NATURE OF BUSINESS

THE COMPANY

United Mortgage Trust (the ?Company?) is a Maryland real estate investment trust which qualifies as a real estate investment trust (a ?REIT?) under federal income tax laws. The Company invests exclusively in first lien, fixed rate mortgages secured by single-family residential property throughout the United States (?Mortgage Investments?) and in secured loans to affiliated partnerships that (a) originate and acquire loans for the acquisition and development of single-family home lots, which we refer to as land development loans, and (b) enter into participation agreements with single-family residential real estate developers which we refer to as equity participations. Such loans are originated by others to the Company?s specifications or to specifications approved by the Company. Most, if not all, of such loans are not insured or guaranteed by a federally owned or guaranteed mortgage agency.

The Company has no employees. It pays its Advisor a monthly trust administration fee for the services relating to the Company?s daily operations which the Advisor uses to pay its employees who are directly and indirectly involved in the day-to-day management of the Company. The Company?s Advisor and affiliated companies offices are located in Dallas, Texas.

THE ADVISOR

The Company uses the services of UMT Advisors, Inc. (?UMTA?) to manage its day-to-day activities and to select the investments it purchases. The Company?s President, Christine ?Cricket? Griffin, is an employee of the Advisor, for which she serves as President. The Advisor is owned and controlled by Todd F. Etter and Timothy J. Kopacka. Mr. Etter is the sole owner of South Central Mortgage, Inc. ("SCMI"), a Texas corporation that sells Mortgage Investments to the Company. Mr. Etter is also a shareholder of Capital Reserve Corporation (?CRC?) and Ready America Funding Corp. (?RAFC?), both Texas corporations that use funds borrowed from the Company to make loans to other borrowers and assign such loans to the Company as security for CRC and RAFC obligations to the Company. Mr. Etter is also a stockholder of United Development Funding, Inc., the general partner of United Development Funding, L.P. (?UDF?) a Nevada limited partnership for which the Company has provided a line of credit. Mr. Etter is also a limited partner of UMT Holdings, L.P., the parent company of UMTHL a Delaware limited partnership that sells interim mortgages to the Company, and the parent company of Prospect Service Corp. (?PSC?), a Texas corporation that services the Company?s residential mortgages and contracts for deed. Mr. Etter is also a stockholder and director of the general partner of UMT Holdings, L.P. and the general partner of UDF.

ADVISORY AGREEMENT

UMTA has the responsibility of the day-to-day operations of the Company and for seeking out, underwriting and presenting Mortgage Investments to the Company for consideration and purchase as well as being responsible for all facets of the Company?s business operations under the guidance of the Company?s Trustees. In that regard, it employs the requisite number of staff to accomplish these tasks, leases its own office space and pays its own overhead. The Company pays a trust administration fee for services rendered by the Advisor.

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

RESIDENTIAL MORTGAGES, CONTRACTS FOR DEED AND INTERIM MORTGAGES

Residential mortgages, contracts for deed and interim mortgages are recorded at the lower of cost or estimated net realizable value, net of discounts and loan acquisition costs paid to the Advisor. The Mortgage Investments are collateralized by real property owned by the borrowers.

The loan acquisition fees and discounts on the notes are amortized using the effective interest method over the estimated life of the mortgages (5 and 1/2 years). The unamortized discount amounted to $327,049 and $378,938 at December 31, 2004 and 2003, respectively. The unamortized loan acquisition costs amounted to $398,888 and $466,912, respectively.

The majority of residential mortgages and contracts for deed are 360 months real estate lien notes that are purchased by the Company from several sources, including SCMI, an affiliate of the Advisor. Interim mortgages are real estate lien notes purchased by the Company from various sources including CRC and RAFC, affiliates of the Advisor. Interim mortgages have terms of 12 months or less. The Company is not a loan originator nor does it purchase Mortgage Investments for resale. The Company intends to hold Mortgage Investments for their lives.

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

INTEREST INCOME ACCRUAL

The Company?s portfolio of residential mortgages, contracts for deed, interim mortgages and UDF line of credit produce monthly interest income, however, the Company may not receive interest income on a particular loan if a borrower fails to make his monthly interest payment.

The Company has two types of loans and its accrual method differs for them: nonrecourse loans and resource loans.

A nonrecourse loan is one that is not currently covered under a recourse agreement. The vast majority of our nonrecourse loans are residential mortgages and contracts for deed.
A recourse loan is one that is covered under a recourse agreement that obligates either a third party guaranteeing the performance of a loan, or a borrower that has made a corresponding loan to another party (the "underlying borrower"), to repay the loan to us if the underlying borrower defaults. The vast majority of our recourse loans are interim mortgages made to borrowers that make corresponding loans which are pledged to us as security for the borrower's obligations to us. All loans that we make to affiliates of our Advisor are recourse loans.

With respect to nonrecourse loans, the Company will accrue interest if determined based on the underlying borrower?s payment history and based on analysis by the loan servicing staff, when applicable, that the likelihood of an interest payment being made is probable. The Company will cease accruing interest when the likelihood an interest payment will be made is less than probable. If and when the loan is foreclosed, the Company no longer considers the property to be income producing and reclassifies it as foreclosed.

With respect to recourse loans, the Company?s borrower, or a guarantor, is obligated to pay all interest accrued and principal at the end of the loan term, or extensions thereof. As a result, the Company continues to accrue interest on recourse loans even if the likelihood that the underlying borrower will make an interest payment is less than probable. Interest on recourse loans continues to accrue until the loan is fully paid off.

There is no assurance that the interest income accrued by the Company will be paid by a borrower. When income is accrued with respect to a mortgaged property and it is then foreclosed, the Company sells it and receives proceeds from the sale. The Company first applies the proceeds to any accrued interest related to the loan and applies the balance of the proceeds to the outstanding loan balance. If the proceeds from the sale are not sufficient to reduce the outstanding loan balance to zero, the remaining balance is referred to as the ?charge-off amount?. The charge-off amount is recorded against the mortgage investment loss reserve: accrued interest income, plus the outstanding loan balance, less proceeds from the sale of the property equals the amount charged-off against loss reserves. If the loan was a recourse loan, the Company?s borrower or a guarantor is obligated to pay the remaining balance with interest. A promissory note establishes a deficiency loan on which interest is charged for the new term of the loan.

LOAN LOSS RESERVES

Loss reserves are established when a trend becomes clear that indicates the current market value of foreclosed properties is less than the outstanding balances of loans plus accrued interest. A loss reserve is created based on a quarterly analysis of loans outstanding for historical default rates and historical realization on foreclosed properties. It is calculated as the difference between the outstanding loan balance of a foreclosed property, plus accrued interest income, less the estimated proceeds from the sale of the foreclosed property. Prior to 2003, the Company estimated that the market value of foreclosed properties was equal to or greater than the outstanding loans and no loss reserve was recorded.

During 2003 the Company began aggressively liquidating foreclosed properties in order to invest proceeds more quickly in income producing loans. Instead of repairing foreclosed properties and financing the sale of the property to homeowners, the Company began selling properties ?as is? to real estate investors for lower prices. In 2003, the Company?s actual losses incurred were greater than its expectations based on historical experience. During 2005, the Company intends to monitor losses and if warranted evaluate its reserve methodology, by changing the percentage reserved for each loan funded, to accurately reserve for future losses.

The changes in the allowance for loan losses during the years ended December 31, 2004, 2003, and 2002 are summarized as follows:

                                  2004          2003          2002
Balance, beginning of year    $  350,000    $     -          $  -
Provision for loan losses      2,789,000     2,172,000        8,252
Loans charged off              2,217,000     1,822,000        8,252
Balance, end of year          $  922,000    $  350,000       $  -
                                ==========    ==========       ======

ACCOUNTING FOR AND DISPOSITION OF FORECLOSED PROPERTIES

When the Company takes possession of real estate through foreclosure it attempts to resell the property to recover all costs associated with the default, including legal fees, transaction costs, and repair expenses. Repair costs are capitalized. Upon sale of the property, a gain or loss is recorded. Net gains are taxable and, if material, are distributed to shareholders as capital gains. Losses are expensed. The Company has elected to treat property acquired through foreclosure as "foreclosure property" and has reported it as such in the Company?s informational federal tax filings. In the event that a foreclosed property is sold for less than the book value associated therewith, the Company realizes a loss and classifies any recourse value received in excess of the Company?s basis as a capital contribution. In addition, recourse amounts are paid in installments by a note seller and the recognition of the capital contribution will be at a date later than the corresponding mortgage loss is realized.


EQUIPMENT

Equipment is recorded at cost and depreciated using the straight-line method over the five-year expected useful lives of the assets.
Expenditures for normal maintenance and repairs are charged to expense as incurred, and significant improvements are capitalized.

INCOME TAXES

The Company intends to continue to qualify as a REIT under the Internal
Revenue Code of 1986 the (?Code?) as amended.   A REIT is generally not
subject to federal income tax on that portion of its REIT taxable income (?Taxable Income?), which is distributed to its shareholders provided that at least 90% of Taxable Income is distributed. No provision for taxes have been made in the financial statements, as the Company believes it is in compliance with the Code. Dividends paid to shareholders are considered ordinary income for income tax purposes.

EARNINGS PER SHARE

The Company has adopted Statement of Financial Accounting Standard (?SFAS?) No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to shareholders by the weighted average number of shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company?s potential dilutive securities are not dilutive, the accompanying presentation is only of basic earnings per share.

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

SHARES OF BENEFICIAL INTEREST OPTIONS

At December 31, 2004, 2003 and 2002, the Company had shares of beneficial interest options outstanding, which are described more fully in Note D. The Company accounts for its shares of beneficial interest options under the recognition and measurement principles of Accounting Principles Board (?APB?) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The pro forma effect on net income if the Company had applied the fair value of recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation as of the years ended December 31, 2004, 2003 and 2002 was nominal and hence not disclosed.

FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash equivalents, accrued interest receivable, receivable from affiliate, accounts payable and accrued liabilities approximate the carrying value due to the relatively short maturity of these instruments. The carrying value of residential mortgages and contracts for deed, interim mortgages, line of credit receivable from affiliate and the Company?s line of credit payable also approximate fair value since these instruments bear market rates of interest. None of these instruments are held for trading purposes.

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

C. LINE?OF-CREDIT PAYABLE

Effective July 11, 2004 the Company?s line of credit payable was extended for twelve months and modified setting the new borrowing limit to $6,500,000. The line of credit payable was collateralized by certain residential mortgages. Interest on the outstanding balance accrues at prime plus 0.5% per annum (5.75% at December 31, 2004). The outstanding balance of the Line of credit was reduced as the Company received loan principal receipts. The balance on the line of credit was $1,530,000 at year end 2004 and zero at year end 2003.

On November 8, 2004, with trustee approval, the Company entered into a three year loan agreement to replace the $6,500,000 Line of credit with a $15 million revolving credit facility with another bank. The line of credit payable was collateralized by certain interim mortgages. Interest on the outstanding balance accrues at prime plus 0.5% per annum (5.75% at December 31, 2004). The outstanding balance on the line of credit was $10,500,000 at year end 2004.

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

E.  RELATED PARTY TRANSACTIONS

1) Capital Reserve Corp. (?CRC?) is a Texas corporation that is 50% owned by Todd Etter, an officer and principal shareholder of the Advisor. CRC was in the business of financing home purchases and renovations by real estate investors. The Company loaned money to CRC to make loans to other borrowers. The loans were then collaterally assigned to the Company as security for the promissory note between CRC and the Company. The unpaid principal balances of the remaining loans at year end 2004 was approximately $4,793,000.

2) Ready America Funding (?RAFC?) is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter, who is Chairman of the Advisor. RAFC is in the business of financing interim mortgages for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors. The Company has and will continue to loan money to RAFC to make loans to other borrowers. The loans are then collaterally assigned to the Company as security for the promissory note between RAFC and the Company. The unpaid principal balances of the loans at year end 2004 was approximately $25,011,000.

3) UMT Holdings, L.P. (?UMTH?) is a Delaware limited partnership which is in the real estate finance business. UMTH has presented the Company?s independent trustees with a merger proposal. Christine ?Cricket? Griffin, the Company?s President; Todd Etter and Tim Kopacka, who own 100% of the Company's Advisor; Craig Pettit, who owns 100% of Ready Mortgage Corp., which in turn owns 50% of RAFC; Mel Horton, who is an officer of the Advisor and William Lowe, who owns 50% of CRC, are limited partners in UMTH. Mr. Etter is also a shareholder and director of UMT Services, Inc., the general partner of UMTH. UMTH owns 100% of REO Property Company (?REO PC?), holds a 99% limited partnership interest in UMTH Land Development, L.P. and has a 50% profit interest in UDF through UMTH Land Development, L.P.

UMTH Lending, L.P. (?UMTHL?) is a Delaware limited partnership owned by UMTH. The Company has and will continue to loan money to UMTHL to make loans to other borrowers. The loans are then collaterally assigned to the Company as security for the promissory note between UMTHL and the Company. The unpaid principal balances of the loans at year end 2004 was approximately $11,399,000.

4) REO Property Company (?REOPC?) is a Texas limited partnership owned by UMTH. Its mission is to manage and sell REO properties, including the Company's, for which it receives a fee. The Company has loaned money to REOPC to acquire foreclosed properties from CRC. The unpaid principal balances of the loans at year end 2004 was approximately $1,910,000.

5) Ready Mortgage Corp., (?RMC?) a Texas based real estate finance company is owned by Craig Pettit, who is a limited partner of UMTH. The Company loaned money to RMC to make loans to other borrowers. The loans were then collaterally assigned to the Company as security for the promissory note between RMC and the Company. The unpaid principal balances of the remaining loans at year end 2004 was approximately $2,338,000.


6) United Development Funding, L.P. (?UDF?) is a Nevada real estate finance company in which UMTH holds a limited partnership interest through UMTH Land Development, L.P. On January 1, 2005, effective September 30, 2004, with Trustee approval the Company extended a secured line of credit to UDF in the amount of $30,000,000 with which they have funded real estate developers. The balance at December 31, 2004 was approximately $28,722,000.

Effective as of September 30, 2004, the Company entered into a First Amended and Restated Secured Line of Credit Promissory Note and an Amended and Restated Security Agreement (collectively, the ?Amendment?) with UDF. The Amendment amended the existing revolving line of credit facility (?Loan?) to extend the term an additional five years and to increase the line of credit to $30 million. The purpose of the Loan is to finance UDF?s investments in real estate development projects. The Amendment has two components: the Long Term Investment portion (?LTI?) and the Bridge-Loan Investment portion (?BLI?).

The Loan is secured by the pledge of all of UDF?s land development loans and equity investments. The UDF loans may be first lien loans or subordinate loans. The LTI portion may not exceed $12,000,000 and bears interest at an annualized percentage rate of 15% with interest payable monthly. The BLI portion may not exceed $18,000,000 and is secured by the pledge to the Company of UDF's rights under first lien loans made by UDF to developers for the acquisition of pre-development residential real estate. The BLI portion is additionally secured by the pledge to the Company of all of UDF?s rights under the land development loans and equity investments UDF has made. The BLI portion bears interest at an annualized percentage rate of 13.5% with interest payable monthly.

The Loan is subordinate to UDF Senior Debt, which consists of a loan guaranty to Colonial Bank in the amount of approximately $8,750,000 and a $10,000,000 line of credit provided by Coppermark Bank.

7) South Central Mortgage, Inc. (?SCMI?) is a Texas based mortgage bank of which the sole beneficial shareholder is Todd Etter, an officer and principal shareholder of the Advisor. Christine ?Cricket? Griffin, our President and one of our Trustees, was previously the Chief Financial Officer of SCMI. The Company loaned money to SCMI to make loans to other borrowers. The loans were then collaterally assigned to the Company as security for the promissory note between SCMI and the Company. The unpaid principal balances of the remaining loans at year end 2004 was approximately $150,000.

In addition, the Company purchased residential mortgages and contracts for deed from SCMI, the aggregate principal amount purchased was approximately $18,000,000 between 1997 and 2001.

   SCMI has agreed that if any residential mortgage or contract for deed the Company acquires through SCMI on which the borrower has made fewer than 12 payments is in default during the period ending with the 12th payment after the Company bought that residential mortgage or contract for deed, then SCMI shall buy that mortgage investment from the Company or the Company?s assignee at a price equal to the total unpaid principal balance due thereon, plus accrued interest to the date of the purchase, plus insurance premiums, taxes and any other amounts that the Company spent in the maintenance, protection or defense of its interest therein or in the real property, including reasonable attorneys' fees. SCMI may satisfy its obligations under the foregoing repurchase requirement by either:

(a) Assigning and transferring to the Company a replacement Residential Mortgage or Contract for Deed (the "Replacement Mortgage Investment"), provided: (i) the real property securing the Replacement Mortgage Investment, the creditworthiness of the obligor on the Replacement Residential Mortgage Investment and other general underwriting criteria are reasonably acceptable to the Company ; and (ii) the value of the Replacement Residential Mortgage Investment at the date of transfer to the Company shall be computed by the Company in accordance with its then applicable pricing schedule for acquisition of such residential mortgages or contracts for deed, giving due regard to principal balance, interest rate, term, amortization and other general factors used by us for acquisition of residential mortgages at that time; or



(b) Payment by SCMI to the Company, on a month to month basis, of all lost interest, tax and insurance escrow payments, as well as any costs incurred by the Company related to curing the default or obtaining title to and possession of the property securing the defaulted obligation, including but not limited to foreclosure, deed in lieu of foreclosure, bankruptcy claims or motions, evictions, maintaining and/or securing the property and marketing costs less any additional down payments or settlements received by the Company.

In all cases to date SCMI has elected option ?b? of the agreement.

8) Loans made to affiliates of the Advisor. Below is a table of the aggregate principal amount of mortgages funded each year indicated, from the companies affiliated with the Advisor, and named in the table and aggregate amount of draws made by UDF under the line of credit, during the three years indicated

Affiliate Company         2004           2003         2002
-------------------------------------------------------------
CRC                     1,704,000     13,585,000   25,840,000
RAFC                   24,035,000     21,451,000   10,608,000
REOPC                     815,000      1,735,000          -
RMC                       333,000     16,158,000   10,456,000
SCMI                      156,000        128,000      668,000
UMTHL                  16,671,000     17,198,000          -
UDF                    48,856,000      7,771,000          -


(i) All loans purchased from affiliates during the past three years have been purchased at par value.

9) The Company has an Advisory Agreement with UMT Advisors, Inc. (?UMTA?). Under that agreement a monthly trust administration fee is paid to UMTA for a greatly expanded management role, which includes absorbing general and administrative expenses (for a more lengthy discussion of that role see ?Summary of the Advisory Agreement?). The fee is calculated monthly as 1/12 of 1/2 of 1% of the first $50,000,000 in income producing assets and 1/12 of 1% of assets exceeding $50,000,000. During 2004, 2003 and 2002 the fees paid were approximately $945,000, $730,000 and $445,000, respectively. The Company also paid a ?securitization fee? related to the Bayview transaction of $188,000 to UMTA.

The terms of the UMTA Advisory Agreement calculates the acquisition fee (paid for sourcing suitable investments) as 3% of net offering proceeds (net offering proceeds are gross offering proceeds less commissions and marketing reallowances.) No acquisition fees paid were paid in 2004 and in 2003 and 2002 fees totaled approximately $1,248,000 and $829,000, respectively.

Since the Company?s organization in July 1996, the Company has issued an aggregate of 70,000 five-year options to purchase its shares at $20 per share to its Independent Trustees, none of which have been exercised.


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

10) The Company pays a loan servicing fees to PSC, an affiliate of the Advisor, under the terms of a Mortgage Servicing Agreement. The Company paid loan servicing fees of approximately $109,000, $146,000 and $197,000 during 2004, 2003 and 2002, respectively. The Company does not normally retain the servicing rights to the loans it purchases, however it is not prohibited from servicing its loans.


F. MERGER PROPOSAL

In November 2003, the Company received a merger proposal from an entity organized by persons that include officers and owners of the Company and the Advisor. The proposal by UMT Holdings, L.P. (?UMTH?) a Delaware limited partnership and real estate finance company based in Dallas, Texas, provides that the Company would be merged into UMTH. As currently proposed, each holder of shares of beneficial interest at the time of the closing of the merger would receive one 8.5% Class A Senior Subordinated Debenture with a ten year term, having an original principal amount of $20 for each share owned by such holder and an annual interest rate of 8.5%, which interest shall be payable monthly. The proposal contains other terms and may be amended or modified at any time.

In response to the proposal, the Company?s Board of Trustees formed an independent committee, comprised of Richard D. O'Connor, Jr., Paul R. Guernsey and Douglas R. Evans, each an independent and disinterested trustee. The independent committee retained legal and financial experts to assist it in evaluating the proposal. The independent committee has been negotiating the final terms of any transaction with UMTH on behalf of the Company and evaluating the fairness of the terms to our shareholders who are not affiliated with UMTH. At the conclusion of its negotiations and deliberations, the independent committee will make a recommendation to the full Board of Trustees with respect to the transaction. In addition, the independent committee may entertain other unsolicited inquiries from any other parties interested in the possible acquisition of our outstanding shares of beneficial interest and, as appropriate, provide information, enter into discussions and negotiate with such parties in connection with any such inquiries. As of the date of this report there have been no inquiries from other sources.

The completion of the merger under UMTH's proposal is contingent upon, among other things, (i) the negotiation, execution and delivery of a definitive agreement, (ii) approval of the transaction by the independent committee, the Company's full Board of Trustees and the Company's shareholders, (iii) the independent committee?s receipt of a fairness opinion from its financial advisor, (iv) the effectiveness of a registration statement with the Securities and Exchange Commission to register the UMTH Class A Debentures, (v) applicable regulatory approvals, (vi) obtaining any necessary third-party consents or waivers, and (vii) certain other conditions.

There can be no assurance that a definitive merger agreement will be executed and delivered, or that UMTH's proposed transaction will be consummated. The proposed transaction may only be completed in accordance with the applicable state and federal laws, including the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

Based upon the status of negotiations and discussions with UMTH, the Company believes that it is likely that the independent committee will recommend the merger and that the agreement will be announced in the second quarter of 2005.


G.  COMMITMENTS AND CONTINGENCIES

CONCENTRATION OF CREDIT

Financial instruments which potentially expose the Company to concentrations of credit risk are primarily temporary cash investments, mortgage notes receivable and line of credit receivable, affiliate. The Company maintains deposits primarily in three financial institutions. The deposits may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (?FDIC?). At December 31, 2004 and 2003, the Company had balances exceeding the FDIC insurance limits by approximately $1,479,000 and $4,188,000, respectively.

The majority of all first lien mortgage notes receivable are ?Sub-Prime, B, C and D Grade? notes secured by single family homes, principally in the Dallas/Fort Worth, Houston and San Antonio Metropolitan areas. The line of credit receivable, affiliate is monitored by the Company for collectibility, and the Company believes the amount will be fully collectable.

RIGHT OF RESCISSION

In March 2001, the Company filed a registration statement with the SEC to register an offer to sell up to 5,750,000 shares of beneficial interest. The Company was required to file a post-effective amendment to the registration statement by April 30, 2002 to include updated financial information and did not do so until November 4, 2002. As a result, the Company had a contingent liability to rescind the purchase price for the 1,078,309 shares sold by it between May 1, 2002 and October 31, 2002 under the registration statement for approximately amount of $22 million plus interest (the amount of which will be subject to the laws of the state in which the purchaser resides) and less the dividends paid to those persons who purchased these shares On October 22, 2003, in accordance with the undertakings given by the registration statement on Form S-11 filed on March 5, 2001 (Registration No. 333-56520, which became effective on June 4, 2001) the Company filed Post Effective Amendment No.6 deregistering its offer to sell 745,403 shares. The Securities and Exchange Commission order of effectiveness was dated October 27, 2003. On December 17, 2003 the Company filed a registration statement on Form S-11 to register its offer to rescind the purchase of the 1,078,309 shares sold to persons who purchased its shares between May 1, 2002 and October 31, 2002. The offer commenced on December 29, 2003 and concluded on January 28, 2004. Twenty shareholders accepted the rescission offer with respect to 29,452 shares, representing 0.4% of the Company?s outstanding shares as of December 31, 2004.

The rescission offer was intended to reduce the Company?s contingent liability for breaches of federal and state securities laws by allowing holders of shares covered by the rescission offer to sell those shares back to the Company. In each state where the offer was made, the purchasers to whom the offer was made lost their right to sue the Company except in Texas, where the right is not lost if a purchaser rejected the offer in writing and expressly reserved the right to sue. No such reservations were received by the Company. Further, the statute of limitations for noncompliance with the requirement to register securities under the Securities Act of 1933, as amended (the ?Securities Act?) is one year, while under the various state securities laws in which the rescission offer was made, the statute of limitation ranges from one to four years from the date of the transaction. The periods set forth in the statutes of limitations provided for in the Securities Act and in most of the states in which the offer was made have expired.

Notwithstanding the foregoing, the rescission offer does not necessarily relieve the Company of its contingent liability for fines or penalties under state securities laws or for civil liability that arises as a result of having failed to make the rescission offer in compliance with applicable laws and rules. However, no claims with respect to these matters have been made to date.

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

The Company?s shares are not traded on an exchange, but the Company has maintained a share repurchase plan under which it offered to repurchase up to 5% of the outstanding shares at $20 per share by the Company throughout 2004 and 2003.

I. Investment in Trust, Receivable

Prior to the Bayview securitization, all residential mortgages and contracts for deed were transferred to a qualified special purpose entity, wholly-owned by the Company.

J. Bayview Securitization

On April 13, 2004, the Company, through two newly created qualifying special purpose entities, completed a securitization of approximately $12.6 million in principal amount of mortgage loans carrying a weighted average interest rate of 11.66% and sold approximately $9.5 million of such securitized loans to Bayview Financial Trading Group, L.P. (?Investor?). In connection with the securitization, the Company retained servicing responsibilities and a $3.1 million subordinated interest. The Company will receive annual servicing fees of 0.5 percent of the outstanding balance, which the Company has assigned to PSC, a related party of the Company, which will receive the 0.5 percent servicing fees. The Company has rights to future cash flows arising after the Investor in the securitization trust has received the return for which they are contracted, 9.25 percent. The Investor and the securitization trust have no recourse to the Company?s other assets for failure of debtors to pay when due. The Company?s retained interests are subordinate to the Investor?s interests. The value of the transferred mortgage loans is subject to credit and prepayment risks.

The Company did not record a servicing asset or liability for the servicing rights retained as the fees that will be received will fairly compensate the assigned servicer for costs to be incurred with such service, and the Company will pay all associated fees directly to PSC.

Gain or loss on the sale of the mortgage loans depends in part on the previous carrying value of the loans involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair market value at the date of transfer. To obtain fair values, quoted market prices are used if available. However, quotes were not available for the Company?s retained interests, so the Company estimated fair value based on the present value of future expected cash flows using management?s best estimate of the key assumptions: credit losses, prepayment speeds and discount rates commensurate with the risks involved. The Company used an expected weighted-average life of 5.5 years. Based on expected credit losses of 1.5%, prepayment speed of 18.2% and a discount rate of 11.0%, no gain or loss was recognized related to the sale of these mortgage loans as the carrying value approximated the fair value at the date of the securitization.

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

K. SUBSEQUENT EVENT
On January 28, 2005, United Mortgage Trust and two of its wholly-owned subsidiaries, UMT LT Trust as the ?Seller? and UMT Funding Trust as the ?Depositor,? both Maryland real estate investment trusts, simultaneously entered into agreements described below for the securitization of $9,700,797.12 principal amount of United Mortgage Trust mortgage loans through the private issuance of $ 7,275,598 in 9.25% Class A Notes (?Notes?). The Notes, together with $2,425,199 in Class B Certificates (the ?Certificates?), collectively referred to as the ?Securities? were issued by Wachovia Bank as Trustee pursuant to a Trust Agreement dated as of January 1, 2005 between the Bank and the Depositor. The Class A Notes were then sold by the Depositor to Bayview Financial, L.P. (?Bayview?), pursuant to a Purchase Agreement dated as of January 26, 2005 (the ?Note Purchase Agreement?) between Bayview, the Depositor and United Mortgage Trust. The Notes were sold pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.
The Securities evidence the entire beneficial ownership interest in a Trust Fund created under the Trust Agreement, which consists of a pool of performing first lien residential mortgage loans and contracts for deed (the ?Mortgage Loans?) with an aggregate principal balance of $9,700,797.12 as of January 1, 2005. United Mortgage Trust transferred the Mortgage Loans (excluding the servicing rights) to the Seller as a capital contribution and the Seller sold the Mortgage Loans to the Depositor pursuant to a Mortgage Loan Sale Agreement dated as of January 1, 2005. The Mortgage Loan Sale Agreement includes a right on the part of the Depositor to require the Seller to repurchase certain Mortgage Loans upon the Seller?s breach of a representation or warranty with respect to certain characteristics of the Mortgage Loans. United Mortgage Trust has agreed to guarantee the obligations of the Seller under the Mortgage Loan Sale Agreement, including the obligation of the Seller to repurchase Mortgage Loans as to which the Seller has breached a representation or warranty. The Class B Certificates give the Depositor the right to receive all remaining monthly interest after all payments due on the Class A Notes and all principal and interest on the Mortgage Loans after retirement of the Class A Notes. The Class B Certificates will be retained by the Depositor. Simultaneously with the Depositor?s conveyance of the Mortgage Loans to the Trustee and pursuant to the terms of a Servicing Rights Transfer Agreement dated as of January 1, 2005 United Mortgage Trust, as owner of the servicing rights to the Mortgage Loans, transferred the servicing rights to the Mortgage Loans to Bayview and, pursuant to a SubServicing Agreement dated as of January 1, 2005 Prospect Service Corp agreed with Bayview to act as sub-servicer of the Mortgage Loans.
United Mortgage Trust intends to use the proceeds from this securitization for general corporate purposes.
Page 54



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officer who certifies the Company?s financial reports and to other members of senior management of the Advisor and the Board of Trustees.

     Based on an evaluation as of December 31, 2004, the principal executive officer and principal financial officer of the Company concluded that, due to the material weaknesses discussed in Management?s Report on Internal Control Over Financial Reporting on page 34 hereof, the Company?s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management?s Report On Internal Control Over Financial Reporting

     Management?s assessment of the effectiveness of the Company?s internal control over financial reporting as of December 31, 2004 and its attestation report of Whitley Penn on management?s assessment of the Company?s internal control over financial reporting are contained on pages 35, respectively, of this report.

Change in Internal Control Over Financial Reporting

     There are no changes in the Company?s control over financial reporting that occurred during the Company?s last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company?s internal control over financial reporting.

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

                      OUR TRUSTEES AND OFFICERS

     Our Trustees and officers are as follows:

     Name                          Age         Offices Held
     ------------------------      ---         ------------------------------
     Christine ?Cricket? Griffin             52  Trustee, Chairman of the Board,
President and Chief Financial
Officer
     Richard D. O'Connor, Jr.      50          Independent Trustee
     Paul R. Guernsey              54          Independent Trustee
     Douglas R. Evans              59          Independent Trustee
     Michele A. Cadwell            52          Trustee

     Christine ?Cricket? Griffin has been our President and Chief Financial Officer and a Trustee since July 1996. Ms Griffin also serves as President of our Advisor, UMT Advisors, Inc., since its inception. In addition, since 2003 Ms. Griffin has been a limited partner of UMT Holdings, L.P. from whom the Company has received a merger proposal. From June 1995 until July 1996, Ms. Griffin served as Chief Financial Officer of SCMI, a Texas based mortgage banking firm that is an Affiliate of the Advisor and that sells Mortgages and provides mortgage servicing services to us. Her responsibilities at SCMI included day-to-day bookkeeping through financial statement preparation, mortgage warehouse lines administration, and investor communications and reporting. Additionally, Ms. Griffin was responsible for researching and implementing a note servicing system for SCMI and its subservicer. Before joining SCMI, Ms. Griffin was Vice President of Woodbine Petroleum, Inc., a publicly traded oil and gas company for 10 years, during which time her responsibilities included regulatory reporting, shareholder relations, and supervision. Ms. Griffin is a 1978 graduate of George Mason University, Virginia with a Bachelor of Arts degree, summa cum laude, in Politics and Government.

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

                                THE ADVISOR

     We use the services of UMT Advisors, Inc., whom we refer to as our ?Advisor?, to manage our affairs and to select the investments we purchase. Our President, Christine ?Cricket? Griffin, is an employee of our Advisor. The Advisor is owned and controlled by Todd F. Etter and Timothy J. Kopacka.
Mr. Etter is an Affiliate of South Central Mortgage, Inc. ("SCMI"), a Texas corporation that sells mortgage investments to us and of PSC, which services some of our residential mortgages. Mr. Etter is also an Affiliate of Capital Reserve Corp. ("CRC"),and through SCMI, Ready America Funding (?RAFC?), UMTH Lending LP (?UMTH?) both

Texas corporations that sell interim mortgages to us and service those interim mortgages for us. We entered into the Advisory Agreement with our Advisor effective on January 1, 2001.

     The directors and officers of UMT Advisors, Inc. are set forth below. These officers of the Advisor may also provide services to us on behalf of the Advisor.

Name                           Age          Offices Held
------------------             ---          ------------------------
Todd Etter                     54           Chairman
Christine ?Cricket? Griffin    52           President
Timothy J. Kopacka             45           Executive Vice President/Secretary
Melvin E. Horton, Jr.          59           Executive Vice President/Marketing

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

                                        Number of           Percent
Name and Address   	                     Shares (1)          of Class
----------------                        ----------          --------
Christine ?Cricket? Griffin (2)	          2,500(3)            0.04%
Richard D. O'Connor, Jr. (2)            12,500(3)            0.18%
Paul R. Guernsey (2)                    12,500(3)            0.18%
Paul R. Guernsey (6)                       710               0.01%
Douglas R. Evans (2)                    12,500(3)            0.18%
Michele A. Cadwell (2)(5)                 --                  --
All Trustees and
Executive Officers as a
Group (5 persons)                      40,710(4)            0.58%

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

(6) Shares are owned outright.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Capital Reserve Corp. (?CRC?) is a Texas corporation that is 50% owned by Todd Etter, an officer and principal shareholder of the Advisor. CRC was in the business of financing home purchases and renovations by real estate investors. We loaned money to CRC to make loans to other borrowers. The loans were then collaterally assigned to us as security for the promissory note between us and CRC. The unpaid principal balances of the remaining loans at year end 2004 was approximately $4,793,000.

     Ready America Funding (?RAFC?) is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter, who is Chairman of the Advisor. RAFC is in the business of financing interim mortgages for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors. We have and will continue to loan money to RAFC to make loans to other borrowers. The loans are then collaterally assigned to us as security for the promissory note between us and RAFC. The unpaid principal balances of the loans at year end 2004 was approximately $25,011,000.

     UMT Holdings, L.P. (?UMTH?) is a Delaware limited partnership which is in the real estate finance business. UMTH has presented our independent trustees with a merger proposal. Christine ?Cricket? Griffin, our President; Todd Etter and Tim Kopacka, who own 100% of our Advisor; Craig Pettit, who owns 100% of Ready Mortgage Corp., which in turn owns 50% of RAFC; Mel Horton, who is an officer of our Advisor and William Lowe, who owns 50% of CRC, are limited partners in UMTH. Mr. Etter is also a shareholder and director of UMT Services, Inc., the general partner of UMTH. UMTH owns 100% of REO Property Company (?REO PC?), holds a 99% limited partnership interest in UMTH Land Development, L.P. and has a 50% profit interest in UDF through UMTH Land Development, L.P.

     UMTH Lending, L.P. (?UMTHL?) is a Delaware limited partnership owned by UMTH. We have and will continue to loan money to UMTHL to make loans to other borrowers. The loans are then collaterally assigned to us as security for the promissory note between us and UMTHL. The unpaid principal balances of the loans at year end 2004 was approximately $11,399,000.

     REO Property Company (?REOPC?) is a Texas limited partnership owned by UMTH. Its mission is to manage and sell REO properties, including our REO properties, for which it receives a fee. We have loaned money to REOPC to acquire foreclosed properties from CRC. The unpaid principal balances of the loans at year end 2004 was approximately $1,910,000.

Page 63
     Ready Mortgage Corp., (?RMC?) a Texas based real estate finance company is owned by Craig Pettit, who is a limited partner of UMTH. We have loaned money to RMC to make loans to other borrowers. The loans were then collaterally assigned to us as security for the promissory note between us and RMC. The unpaid principal balances of the remaining loans at year end 2004 was approximately $2,338,000.

       United Development Funding, L.P. (?UDF?) is a Nevada real estate finance company in which UMTH holds a limited partnership interest through UMTH Land Development, L.P. On January 1, 2005, effective September 30, 2004, with Trustee approval we extended a secured line of credit to UDF in the amount of $30,000,000 with which they have funded real estate developers. The balance at December 31, 2004 was approximately $28,722,000.


     South Central Mortgage, Inc. (?SCMI?) is a Texas based mortgage bank of which the sole beneficial shareholder is Todd Etter, an officer and principal shareholder of our Advisor. Christine ?Cricket? Griffin, our President and one of our Trustees, was previously the Chief Financial Officer of SCMI. We loaned money to SCMI to make loans to other borrowers. The loans were then collaterally assigned to us as security for the promissory note between us and SCMI. The unpaid principal balances of the remaining loans at year end 2004 was approximately $150,000.

     In addition, we purchased residential mortgages and contracts for deed from SCMI, the aggregate amount was approximately $18,000,000 between 1997 and 2001.

     Below is a table of the aggregate principal amount of mortgages purchased each year indicated from companies affiliated with our Advisor and named in the table, and aggregate amount of funds we loaned to UDF under the line of credit, during the three years indicated:


                 2004            2003           2002
              ---------       ----------     ----------
CRC           1,704,000       13,585,000     25,840,000
RAFC         24,035,000       21,451,000     10,608,000
REOPC           815,000        1,735,000         -
RMC             333,000       16,158,000     10,456,000
SCMI            156,000          128,000        668,000
UMTHL        16,671,000       17,198,000         -
UDF          48,856,000        7,771,000         -

(1) All loans purchased from affiliates during the past three years have been purchased at par value.

(2) Effective as of September 30, 2004, we entered into a First Amended and Restated Secured Line of Credit Promissory Note and an Amended and Restated Security Agreement (collectively, the ?Amendment?) with UDF. The Amendment amended the existing revolving line of credit facility (?Loan?) to extend the term an additional five years and to increase the line of credit to $30 million. The purpose of the Loan is to finance UDF?s investments in real estate development projects. The Amendment has two components: the Long Term Investment portion (?LTI?) and the Bridge-Loan Investment portion (?BLI?).

The Loan is secured by the pledge of all of UDF?s land development loans and equity investments. The UDF loans may be first lien loans or subordinate loans. The LTI portion may not exceed $12,000,000 and bears interest at an annualized percentage rate of 15% with interest payable monthly. The BLI portion may not exceed $18,000,000 and is secured by the pledge to us of UDF's rights under first lien loans made by UDF to developers for the acquisition of pre-development residential real estate. The BLI portion is additionally secured by the pledge to us of all of UDF?s rights under the land development loans and equity investments UDF has made. The BLI portion bears interest at an annualized percentage rate of 13.5% with interest payable monthly.

The Loan is subordinate to UDF Senior Debt, which consists of a loan guaranty to Colonial Bank in the amount of approximately $8,750,000 and a $10,000,000 line of credit provided by Coppermark Bank.

We have an Advisory Agreement with UMT Advisors, Inc. (?UMTA?). Under that agreement a monthly trust administration fee is paid to UMTA for management services, which includes absorbing general and administrative expenses (for a more lengthy discussion of that role see ?Summary of the Advisory Agreement?). The fee is calculated monthly as 1/12 of 1/2 of 1% of the first $50,000,000 in income producing assets and 1/12 of 1% of assets exceeding $50,000,000. During 2004, 2003 and 2002 the fees paid were approximately $945,000, $730,000 and $445,000, respectively. The Company also paid a ?securitization fee? related to the Bayview transaction of $188,000 to UMTA.

The terms of the UMTA Advisory Agreement includes a formula for calculating the acquisition fee (paid for sourcing suitable investments) as 3% of net offering proceeds (net offering proceeds are gross offering proceeds less commissions and marketing reallowances.) No acquisition fees paid were paid in 2004 and in 2003 and 2002 fees totaled approximately $1,248,000 and $829,000, respectively.

Since our organization in July 1996, we have issued an aggregate of 70,000 five-year options to purchase our shares at $20 per share to our Independent Trustees, none of which have been exercised.


Rent expense is paid by the Advisor and included as part of the trust administration fee. Rent expense was $22,000, $35,000 and $17,000 in 2004, 2003 and 2002, respectively. The increase in 2003 was due to additional office space leased by the Advisor.

Payroll expense is paid by the Advisor and is construed to be part of the trust administration fee. In 2004, 2003 and 2002, payroll was approximately $273,000, $305,000 and $265,000, respectively.

     We pay loan servicing fees to PSC, an affiliate of the Advisor, under the terms of a Mortgage Servicing Agreement. We incurred loan servicing fees of approximately $109,000, $146,000 and $197,000 during 2004, 2003 and
2002, respectively. We do not normally retain the servicing rights to the loans we purchase, however it is not prohibited from servicing our loans.

     SCMI has agreed that, if the obligor on any Residential Mortgage or Contract for Deed sold to us by SCMI or its affiliates, and that has had less than 12 payments made on it, defaults in the making of any payment or other obligation thereon during the period ending with the 12th payment after we bought that residential mortgage or contract for deed, then SCMI shall buy that mortgage investment from us or our assignee at a price equal to the total unpaid principal balance due thereon, plus accrued interest to the date of the purchase, plus insurance premiums, taxes and any other amounts that we spent in the maintenance, protection or defense of our interest therein or in the real property, including reasonable attorneys' fees. SCMI may satisfy its obligations under the foregoing purchase or repurchase requirement by either:

 (a) Assigning and transferring a replacement residential mortgage or contract for deed (the "Replacement Mortgage Investment") to us, provided:
(i) the real property securing the Replacement Mortgage Investment, the creditworthiness of the obligor on the Replacement Mortgage Investment and other general underwriting criteria are reasonably acceptable to us; and
(ii) the value of the Replacement Mortgage Investment at the date of transfer to us shall be computed by it in accordance with its then applicable pricing schedule for acquisition of such residential mortgages or contracts for deed, giving due regard to principal balance, interest rate, term, amortization and other general factors used by it for acquisition of residential mortgages at that time; or

(b) Payment to us by SCMI, on a month to month basis, of all lost interest, tax and insurance escrow payments, as well as any costs incurred by us related to curing the default or obtaining title to and possession of the property securing the defaulted obligation, including but not limited to foreclosure, deed in lieu of foreclosure, bankruptcy claims or motions, evictions, maintaining and/or securing the property and remarketing costs less any additional down payments or settlements received by us.

In all cases to date SCMI has elected option ?b? of the agreement.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Whitley Penn has served as our principal accountant and independent registered public accounting firm since July 2002, when Jackson Rhodes, P.C., our prior auditors, was merged into Whitley Penn.

         The Board of Trustees engaged Whitley Penn to serve as our independent auditors for the fiscal years ending December 31, 2004, 2003 and 2002. The Board of Trustees approves all audit, non-audit, tax and other fees payable to our auditors.

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


ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed:

(1) Financial Statements of the Company are included in Item 8.
(2) Financial Statement Schedules ? all schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial states or the notes thereto included in Item 8.
(3) Exhibits. See the Exhibit Index following for a list of the exhibits that are filed as part of this report.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 2 to its report to be signed on its behalf by the undersigned thereunto duly authorized on January 23, 2006.


                                    UNITED MORTGAGE TRUST


                                    By: /S/CHRISTINE A. GRIFFIN
                                        Christine A. Griffin, President

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title              Date

Principal Executive Officer:


/S/ CHRISTINE A. GRIFFIN           Trustee, Chairman
Christine A. Griffin               of the Board        January 23, 2006
                                   and President

Principal Financial and
  Accounting Officer:

/S/CHRISTINE A. GRIFFIN            Trustee, Chairman
Christine A. Griffin               of the Board        January 23, 2006
                                   and President

/S/PAUL R. GUERNSEY                Trustee             January 23, 2006
Paul R. Guernsey

/S/DOUGLAS R. EVANS                Trustee             January 23, 2006
Douglas R. Evans

/S/RICHARD D. O?CONNOR, JR.        Trustee             January 23, 2006
Richard D. O'Connor, Jr.

/S/MICHELE A. CADWELL              Trustee             January 23, 2006
Michele A. Cadwell

EXHIBIT INDEX

Exhibit
NUMBER    DESCRIPTION                                                   PAGE
3.1       Form of Second Amended Restated Declaration of Trust          *

3.2       Bylaws of the Company                                         *

4.1       Form of certificate representing the shares                   *

4.2       Dividend Reinvestment Plan (incorporated by reference
          from the prospectus to the Company?s
          Registration Statement on Form S-3(File no. 333-110488),      **
          that became effective November 14, 2003)

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

21        Subsidiaries of the Registrant (filed herewith)

23        Consent of Independent Registered Public
          Accounting Firm (filed herewith)

31        Certification pursuant to Section 302
          of the Sarbanes-Oxley Act (filed herewith)

32        Certification pursuant to Section 906
          of the Sarbanes-Oxley Act (filed herewith)


      The exhibits marked with ?*? are incorporated by reference from the Company's Registration Statement on Form S-11 (File No. 333-10109) that was declared effective on March 5, 1997. The exhibit marked with ?**? is incorporated by reference from the Company's registration statement on Form S-
11 (File No. 333-56520) that was declared effective on June 4, 2001.   The
exhibit marked ?***? is incorporated by reference from our Report on Form 10-K for the period ending December 31, 2000. The exhibit marked ?#? is incorporated by reference from the Company?s Report on Form 10-K for the period ending June 30, 2001.

EXHIBIT 21 SUBSIDIARIES OF THE REGISTRANT

UMT LT Trust, a Maryland real estate investment trust
UMT Funding Trust, a Maryland real estate investment trust

Consent of Independent Registered Public Accounting Firm


We consent to the incorporation by reference in the following registration statements, and in the related prospectuses thereto, of our reports dated February 25, 2005 with respect to the consolidated financial statements of United Mortgage Trust, United Mortgage Trust management?s assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of United Mortgage Trust, included in this Annual Report on Form 10-K for the year ended December 31, 2004: Registration Statement (Form S-3) No. 333-110488, and Registration Statement (Form S-4) No. 333-128149.


/s/ Whitley Penn

Dallas, Texas
January 23, 2006

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

         (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors:

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


January 23, 2006                        /s/ Christine ?Cricket? Griffin
                                     ---------------------------------------
                                     Christine ?Cricket? Griffin
                                     President, Chief Executive Officer and
                                     Chief Financial Officer

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


January 23, 2006


                                    /s/ Christine A Griffin
                                    -----------------------
                                     President, Chief Executive Officer and
                                     Chief Financial Officer