Form 10-K
period 2005-12-31
UNITED MORTGAGE TRUST
filed 2006-03-31
CIK 101390

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2005.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to
_______________.

                       Commission File Number 000-32409


                           UNITED MORTGAGE TRUST
         (Exact name of registrant as specified in its charter)

          MARYLAND                                    75-6493585
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification Number)

            1702 N Collins Blvd, Suite 100, Richardson TX 75080
            (Address of principal executive offices) (Zip Code)

             Issuer's telephone number:  (214) 237-9305

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Shares of Beneficial interest, par value $0.01 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes []                  No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes []                  No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

                        Yes [X]                  No [ ]

Indicate by check mark if no disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated Filer[ ] Accelerated Filer[ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes []                  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed with reference to the price at which the common equity as last sold, or the average of the bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter.

The aggregate market value of the registrant's shares of beneficial interest held by non-affiliates of the registrant at June 30, 2005 computed by reference to the price at which the common equity was last sold was $140,695,400.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

As of March 3, 2006, 7,077,963 of the Registrant's Shares of Beneficial Interest were outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                               TABLE OF CONTENTS

                                                                  Page
                                  PART I


Item 1. Business.....................................................1

Item 1A. Risk Factors................................................5

Item 1B. Unresolved Staff Comments...................................9

Item 2. Properties...................................................9

Item 3. Legal Proceedings...........................................10

Item 4. Submission of Matters to a Vote of Security Holders.........10

                                 PART II

Item 5. Market for Registrant's Common Equity Related Stockholder
Matters and Issuer Purchases of Equity Securities...................10

Item 6. Selected Financial Data. ...................................13

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operation of the Company...........14

Item 7A. Quantitative and Qualitative Disclosures
         About Market Risk..........................................34

Item 8. Consolidated Financial Statements and
        Supplementary Data..........................................35

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.........................55

Item 9A. Controls and Procedures....................................55

Item 9B. Other Information..........................................55


                                PART III

Item 10. Directors and Executive Officers of the Registrant.........56

Item 11. Executive Compensation.....................................61

Item 12. Security Ownership of Certain Beneficial Owners
         and Management and Related Stockholder Matters.............62

Item 13. Certain Relationships and Related Transactions.............62

Item 14. Principal Accounting Fees and Services.....................66

Item 15. Exhibits and Financial Statement Schedules.................66

                                  PART I

ITEM 1. BUSINESS.

                                 GENERAL


    United Mortgage Trust (which we refer to in this report as "we,", "us", "our" and the "Company") is a Maryland real estate investment trust formed on July 12, 1996. We acquire mortgage investments from several sources, including from affiliates of our Advisor. The amount of mortgage investments to be acquired from such sources depends upon the mortgage investments that are available from them or from other sources at the time we have funds to invest. We believe that all mortgage investments purchased from affiliates of the Advisor are at prices no higher than those that would be paid to unaffiliated third parties for mortgages with comparable terms, rates, credit risks and seasoning.

     We invest exclusively in: (1) loans of 12 months or less in term, made to investors, for the construction, purchase, renovation, and sale of single-family homes (we refer to those investments as "interim mortgages"); and (2) secured loans under a line of credit to United Development Funding, L.P., a Nevada limited partnership and affiliate of our Advisor ("UDF")
UDF (a) originates and acquires loans for the acquisition and development of single-family home lots, (we refer to those loans as "land development loans"), and (b) enters into participation agreements with single-family home residential real estate developers under which UDF receives a portion of the gain, if any, upon the sale of lots to home builders (we refer to those participation agreements as "equity participations"). United
Mortgage Trust both purchases the investments described above (other than the line of credit to UDF) and loans funds to operating companies that originate such investments and pledge them to us as collateral.
As a result, references to the loans in our portfolio include both loans purchased by us and loans in which we have a security interest.

     In addition, we previously purchased and our portfolio presently contains first lien, fixed rate mortgages secured by single-family residential property throughout the United States (we refer to those investments as residential mortgages); and the seller's unencumbered interest in fixed rate contracts for deed (also known as land contracts) for the purchase of single-family residential property throughout the United States (we refer to those investments as contracts for deed). Our portfolio also includes loans to affiliates of our Advisor, which we refer to as "recourse loans."

     The typical terms for residential mortgages, contracts for deed and interim mortgages (collectively referred to as "mortgage investments") are 360 months, 360 months and 12 months, respectively. The UDF line of credit has a five year term. The risks to us and the recourse that we have in the event of a default are essentially the same for all three types of security instruments relied upon except that eviction proceedings are somewhat simpler in the case of contracts for deed, where the title to the property is not held by the borrower. The majority of interim loans are covered by recourse agreements that obligate either a third party with respect to the performance of a purchased loan, or obligate a borrower that has made a corresponding loan to another party (the "underlying borrower"), to repay the loan if the underlying borrower defaults. Our loans to UDF are secured by the pledge of all of UDF's land development loans and equity participations, and are subordinated to its bank lines of credit.

     We seek to produce net interest income from our mortgage investments while maintaining strict cost controls in order to generate net income for monthly distribution to our shareholders. Pending approval and consummation of the merger with UMT Holdings, L.P. ("UMT Holdings"), a Delaware limited partnership, discussed below, we intend to continue to operate in a manner that will permit us to qualify as a Real Estate Investment Trust ("REIT") for federal income tax purposes. As a result of that REIT status, we are permitted to deduct dividend distributions to shareholders, thereby effectively eliminating the "double taxation" that generally results when a corporation earns income (upon which the corporation is taxed) and distributes that income to shareholders in the form of dividends (upon which the shareholders are taxed).

	The overall management of our business is invested in our Board of Trustees. UMT Advisors, Inc., a Texas corporation ("Advisor"), is retained to manage our day-to-day operations and to use its best efforts to seek out and present, whether through its own efforts or those of third parties retained by it, investment opportunities which are consistent with our investment policies and objectives and consistent with the investment programs the trustees may adopt from time to time in conformity with our Declaration of Trust. Our President, Christine "Cricket" Griffin, is also the President of the Advisor.

     In addition to this annual report, we file quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). All documents that we file with the SEC are available free of charge on our website, which is www.unitedmorgagetrust.com. You may also read and copy any document that we file at the public reference facilities of the SEC at 450 Fifth Street NW, Washington DC 20549. Please call the SEC at (800) SEC-0330 for further information about the public reference facilities. These documents also my be accessed through the SEC's electronic data gathering, analysis and retrieval system ("EDGAR") via electronic means, including the SEC's home page on the internet (http://www.sec.gov).

     Our principal executive offices are located at 1702 N Collins Blvd, Suite 100, Richardson TX 75080, telephone (214) 237-9305 or (800) 955-
7917, facsimile (214) 237-9304.

MERGER AGREEMENT

     In November 2003, we received a merger proposal from UMT Holdings, a real estate finance company based in Dallas, Texas pursuant to which we would be merged into UMT Holdings. UMT Holdings is owned by persons that include officers and owners of the Company and the Advisor.

      In response to the proposal, our Board of Trustees formed an independent committee comprised of Richard D. O'Connor, Jr., Paul R. Guernsey and Douglas R. Evans, each an independent and disinterested trustee. The independent committee retained legal and financial experts to assist it in evaluating the proposal. The independent committee negotiated the final terms of the transaction with UMT Holdings on behalf of the Company and has evaluated the fairness of the terms to our shareholders who are not affiliated with UMT Holdings. At the conclusion of its negotiations and deliberations, the independent committee made a recommendation to the full Board of Trustees with respect to the transaction. The independent committee was also authorized to entertain unsolicited inquiries from any other parties interested in the possible acquisition of our company and, as appropriate, provide information, enter into discussions and negotiate with such parties in connection with any such inquiries. The independent committee did not receive other unsolicited inquiries from any other parties interested in the possible acquisition of our company.

     On September 1, 2005 the independent committee recommended the merger to the full Board of Trustees, and by a unanimous vote of the Board of Trustees, the President of United Mortgage Trust was authorized to sign an Agreement and Plan of Merger with UMT Holdings. Following such authorization, we entered into the Agreement and Plan of Merger, dated as of September 1, 2005, with UMT Holdings and UMT Services, Inc., the general partner of UMT Holdings. The merger is subject to the approval of holders of eighty percent of our outstanding shares of beneficial interest, as well as other customary closing conditions.

       The Agreement and Plan of Merger with UMT Holdings, as amended, provides that each holder of our shares of beneficial interest at the time of the closing of the merger would receive in exchange for each share of beneficial interest held, one 8.5% Class A Senior Subordinated Debenture issued by UMT Holding (a "Class A Debenture"). The Class A Debentures will have a ten year term, an original principal amount of $20 and an annual interest rate of 8.5%, which interest shall be payable monthly.

     On September 7, 2005 UMT Holdings filed a registration statement on Form S-4 with the Securities and Exchange Commission registering the offer of the Class A Debentures as part of the proposed merger.

     Once UMT and UMT Holdings have responded to all of the SEC's comments in connection with their review of the registration statement, UMT Holdings will request that the registration statement be declared effective. Once this has occurred, we will mail the proxy statement/prospectus included in the registration statement to all of our shareholders in connection with a special shareholders meeting at which we will ask our shareholders to approve the merger. Holders of eighty percent of outstanding shares must vote in the affirmative for the merger to be approved.

     Christine "Cricket" Griffin, our President; Tim Kopacka, who owns 50% of our Advisor; Todd Etter, who owns 50% of our Advisor and 100% of South Central Mortgage Corp. ("SCMI"); Craig Pettit, who owns 100% of Ready Mortgage Corp. ("RMC"), which in turn owns 50% of Ready America Funding Corp. ("RAFC"); and William Lowe, who owns 50% of Capital Reserve Group, Inc. ("CRG"), are limited partners in UMT Holdings. We have purchased loans from, and made loans to, SCMI, RMC, RAFC and CRG. Mr. Etter is also a shareholder and director of UMT Services, Inc., the general partner of UMT Holdings, and of the general partner of UDF. We receive mortgage servicing and property management services from two UMT Holdings' subsidiaries, Prospect Services Corp. ("PSC") and REO Property Company ("REOPC"), we also purchase loans from and make loans to a subsidiary of UMT Holdings, UMTH Lending Company, L.P. ("UMTHLC"). UMTH Land Development, L.P., another UMT Holdings subsidiary, has a 50% profit interest in UDF.


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

INVESTMENT POLICY

     Our primary investment policy is to purchase or make interim mortgages and loans to UDF, secured by the pledge of mortgages and equity participations. A detailed discussion of the terms of the UDF loan agreement is found in Item 7. "Management's Discussion and Analysis of Financial Condition", below on page 20.

     At year end 2005, approximately 68% of the properties securing our loans were located in Texas, 10% in California, 3% each in Georgia, Missouri, North Carolina and Tennessee, 1% each in Colorado, Illinois, Indiana, Michigan, Ohio and South Carolina and Virginia, and less than 1% each in Alabama, Florida, Iowa, Kansas, Kentucky, Louisiana, Maryland, Minnesota, Mississippi, Oklahoma and Pennsylvania.

     At year end 2005, approximately 61% of our income producing assets were interim mortgages, approximately 26% were invested in the UDF line of credit, approximately 8% recourse loans, (please refer to Item 7. "Management's Discussion and Analysis of Financial Condition", below on page 17, for a detailed discussion of recourse loans), and approximately 5% were invested in residential mortgages and contracts for deed, owned outright and as part of the Bayview Securitizations, which are discussed below. Our portfolio contains a greater concentration of interim mortgages and the UDF line of credit because
1) to date we have experienced limited loss from defaults on interim mortgages and no losses on our UDF line of credit, and 2) blended yields for interim mortgages and from loans to UDF have been higher than those of the other mortgage investments. We expect to continue our concentration on interim loans and the UDF line of credit for the foreseeable future.

                              COMPETITION

     We believe that our principal competition in the business of acquiring and holding mortgage investments is from financial institutions such as banks, saving and loan associations, life insurance companies, institutional investors such as mutual funds and pension funds, and certain other mortgage REITs. While most of these entities have significantly greater resources than we do, we believe that we are able to compete effectively and to generate relatively attractive rates of return for shareholders due to our relatively low level of operating costs, our relationships with our sources of mortgage investments and the tax advantages of our REIT status.

                              EMPLOYEES

     We have no employees, however, our Advisor has a staff of five employees, including our president.

ITEM 1A. RISK FACTORS.

     The following are certain risk factors that could affect our business, financial condition, operating results and cash flows. These risk factors should be considered in connection with the forward-looking statements contained in this Annual Report on Form 10-K because these risk factors could cause the our actual results to differ materially from those expressed in any forward-looking statement. The risks highlighted below are not the only ones we face. If any of these events actually occur, our business, financial condition, operating results or cash flows could be negatively affected. We caution readers to keep these risk factors in mind and to refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of this report.

Our dividend can fluctuate because it is based on earnings.

     The dividend rate is fixed quarterly by our trustees, based on earnings projections. As such, the dividend rate may fluctuate up or down. Earnings are affected by various factors including use of leverage, level of cash on hand, current yield on investments, loan losses, general and administrative operating expenses and amount of non-income producing assets. We have distributed in excess of earnings since 1999. The amount of the excess constituted a return of capital.

Our investments are subject to a higher risk of default than conventional mortgage loans.

     Most of our mortgage investments are not insured or guaranteed by a federally owned or guaranteed mortgage agency. Also, most of our loans involve, directly or indirectly, borrowers who do not satisfy all of the income ratios, credit record criteria, loan-to-value ratios, employment histories and liquidity requirements of conventional mortgage financing. Accordingly, the risk of default by the borrower in those "non-conforming loans" is higher than the risk of default in loans made to persons who qualify for conventional mortgage financing. The three year average default rate for residential mortgages and contracts for deed was 7.75% and for interim mortgages was 1.52%.

Beginning in 2003, we have experienced an increase in defaults and deficiencies in our mortgage investments.

     The number of defaults and deficiencies on our mortgage investments has increased in the past two years. During 2003 we began aggressively liquidating foreclosed properties in order to invest proceeds more quickly in income producing loans. Instead of repairing foreclosed properties and financing the sale of the property to homeowners, we began selling properties "as is" to real estate investors for lower prices. As a result, the actual losses incurred were greater than our expectations based on historical experience. In partial response to this trend, we increased our loan loss reserves and we consolidated deficiency notes that we obtain from affiliates who have sold us such loans into secured notes.

Our loans to UDF are junior to other lenders.

	Our loans to UDF are secured by UDF's interest in mortgages and equity participations that it has obtained to secure its loans to real estate developers. Some of those mortgages are junior mortgages. Accordingly, we face the risk of loss due to defaults by the real estate developers and the potential inability to recover the outstanding loan balance on foreclosure of collateral securing our loans because our rights to this collateral will be junior to the rights of senior lenders.

We purchase mortgage investments from affiliates of our Advisor, which may present a conflict of interest from our Advisor.

     We acquire many of our mortgage investments from affiliates of the Advisor. Due to the affiliation between the Advisor and those entities and the fact that those entities may make a profit on the sale of mortgage investments to us, the Advisor has a conflict of interest in determining if mortgage investments should be purchased from affiliated or unaffiliated third parties. In 2005, approximately 74% of our income producing assets were affiliated party investments.

We face competition for the time and services of our officers and the officers and employees of our Advisor.

     We rely on the Advisor and its affiliates, including our President, who is the President and an employee of our Advisor, for management of our operations. Because the Advisor and its affiliates engage in other business activities, conflicts of interest may arise in operating more than one entity with respect to allocating time between those entities.

Our results are subject to market and business conditions.

     Results of operations depend on, among other things, the level of net interest income generated by our mortgage investments, the market value of those mortgage investments and the supply of and demand for those mortgage investments. Net interest income varies as a result of changes in interest rates, borrowing costs and prepayment rates, all of which involve various risks and uncertainties as set forth below. Interest rates, borrowing costs and credit losses depend upon the nature and terms of the mortgage investments, the geographic location of the properties securing the mortgage investments, employment conditions, conditions in financial markets, the fiscal and monetary policies of the United States government and the Board of Governors of the Federal Reserve System, international economic and financial conditions, competition and other factors, none of which can be predicted with any certainty.

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

We face the risk of loss on non-insured, non-guaranteed mortgage loans.

     We generally do not obtain credit enhancements for our mortgage investments, because the majority of those mortgage loans are "non-conforming" in that they do not meet all of the underwriting criteria required for the sale of the mortgage loan to a federally owned or guaranteed mortgage agency. Accordingly, during the time we hold mortgage investments for which third party insurance is not obtained, we are subject to the general risks of borrower defaults and bankruptcies and special hazard losses that are not covered by standard hazard insurance (such as those occurring from earthquakes or floods). In the event of a default on any mortgage investment held by us, including, without limitation, defaults resulting from declining property values and worsening economic conditions, we would bear the risk of loss of principal to the extent of any deficiency between the value of the related mortgage property and the amount owing on the mortgage loan. Defaulted mortgage loans would also cease to be eligible collateral for borrowings and would have to be held or financed by us out of other funds until those loans are ultimately liquidated, which could cause increased financing costs and reduced net income or a net loss.

Bankruptcy of borrowers may delay or prevent recovery on our loans.

     The recovery of money owed to us may be delayed or impaired by the operation of the federal bankruptcy laws. Any borrower has the ability to delay a foreclosure sale for a period ranging from a few months to several months or more by filing a petition in bankruptcy, which automatically stays any actions to enforce the terms of the loan. The length of this delay and the associated costs will generally have an adverse impact on the return we realize on our investments.

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

     In the event that we are forced to foreclose on a defaulted mortgage investment to recover our investment, we may be subject to environmental liabilities in connection with that real property which may cause its value to be diminished. Hazardous substances or wastes, contaminants, pollutants or sources thereof (as defined by state and federal laws and regulations) may be discovered on properties during our ownership or after a sale of that property to a third party. If those hazardous substances are discovered on a property, we may be required to remove those substances or sources and clean up the property. We could incur full recourse liability for the entire cost of any removal and clean up and the cost of such removal and clean up could exceed the value of the property or any amount that we could recover from any third party. We may also be liable to tenants and other users of neighboring properties for environmental liabilities. In addition, we may find it difficult or impossible to sell the property prior to or following any such clean up.

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

We rely on appraisals that may not be accurate or which may be affected by subsequent events.

     Because our investment decisions are based in major part upon the value of the real estate underlying our mortgage investments and less upon the creditworthiness of the borrowers, we rely primarily on the real property securing the mortgage investments to protect our investment. We rely on appraisals and on Broker Price Opinions ("BPO's"), both of which are paid for and most of which are provided by note sellers, to determine the fair market value of real property used to secure the mortgage investments we purchase. BPO's are determinations of the value of a property based on a study of the comparable values of similar properties prepared by a licensed real estate broker. We cannot be sure that those appraisals or BPO's are accurate. Moreover, since an appraisal or BPO is given with respect to the value of real property at a given point in time, subsequent events could adversely affect the value of real property used to secure a loan. Such subsequent events may include changes in general or local economic conditions, neighborhood values, interest rates and new construction. Moreover, subsequent changes in applicable governmental laws and regulations may have the effect of severely limiting the permitted uses of the property, thereby drastically reducing its value. Accordingly, if an appraisal is not accurate or subsequent events adversely affect the value of the property, the mortgage investment would not be as secure as anticipated, and, in the event of foreclosure, we may not be able to recover our entire investment.

Our mortgages may be considered usurious.

     Usury laws impose limits on the maximum interest that may be charged on loans and impose penalties for violations that may include restitution of the usurious interest received, damages for up to three times the amount of interest paid and rendering the loan unenforceable. Most, if not all, of the mortgage investments we purchase are subject to state usury laws and therefore we face the risk that the interest rate for our loans could be held usurious in states with restrictive usury laws.

We face the risk of an inability to maintain our qualification as a REIT.

     We are organized and conduct our operations in a manner that we believe enables us to be taxed as a REIT under the Internal Revenue Code (the "Code").
To qualify as a REIT, and avoid the imposition of federal income tax on any income we distribute to our shareholders, we must continually satisfy two income tests, two asset tests and one distribution test.

     If, in any taxable year, we fail to distribute at least 90% of our taxable income, we would be taxed as a corporation and distributions to our shareholders would not be deductible in computing our taxable income for federal income tax purposes. Because of the possible receipt of income without corresponding cash receipts due to timing differences that may arise between the realization of taxable income and net cash flow (e.g. by reason of the original issue discount rules) or our payment of amounts which do not give rise to a current deduction (such as principal payments on indebtedness), it is possible that we may not have sufficient cash or liquid assets at a particular time to distribute 90% of our taxable income. In that event, we could declare a consent dividend or we could be required to borrow funds or liquidate a portion of our investments in order to pay our expenses, make the required distributions to shareholders, or satisfy our tax liabilities, including the possible imposition of a 4 percent excise tax. We may not have access to funds to the extent, and at the time, required to make such payments.

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

     Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 revealed several material weaknesses, including that we do not have sufficient staff to segregate duties and therefore must rely on the integrity of our president, who also functions as chief accounting officer, to ensure our assets are not misappropriated. Further, we lack written policies and procedures which could result in a lack of control over financial reporting. In addition, our Advisor lacks personnel with significant accounting and financial reporting knowledge and experience, which could result in inappropriate accounting and financial reporting. Lastly, we did not properly analyze and record loan loss reserves in 2004.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

     We do not maintain any physical properties; however, our Advisor has an office lease with KLA, Ltd., a company owned by the family of Todd Etter.

ITEM 3. LEGAL PROCEEDINGS.

       We are unaware of any threatened or pending legal action or litigation that individually or in the aggregate could have a material effect on us.

ITEM 4. SUBMISSION OF MATTERS TO THE VOTE OF SECURITY HOLDERS.

   On June 27, 2005, we held our annual meeting of shareholders. At the meeting, Michele Cadwell, Douglas Evans, Christine "Cricket" Griffin, Paul Guernsey and Richard D. O'Connor were elected as trustees to serve until the next annual meeting of shareholders. The vote for election of the trustees was 51.39% for, 0.19% against and 1.08% abstaining. The shareholders also ratified the Board of Trustees' selection of Whitley Penn as the Company's independent auditors by a vote of 51.12% for, 0.05% against and 1.11% abstaining.


                                PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is currently no established public trading market for our shares. As an alternative means of providing limited liquidity for our shareholders, we maintain a share redemption plan. We suspended that plan on September 1, 2005 when we announced the entry into a merger agreement with UMT Holdings. Under our plan, shareholders who have held the shares for at least one year are eligible to request that we repurchase their shares. In any consecutive 12 month period we may not repurchase more than 5% of the outstanding shares at the beginning of the 12 month period. The repurchase price is based on the value of our properties or a fixed pricing schedule, as determined by the trustees' business judgment based on our book value, operations to date and general market and economic conditions and may not, in any event, exceed any current public offering price. We have also purchased a limited number of shares outside of our share redemption plan from shareholders with special hardship considerations.

       Share repurchases have been at prices of $18 and $20 per share. Shares repurchased at the lower price were 1) shares held by shareholders for less than 12 months or 2) shares purchased outside of our Share Repurchase Program ("SRP"). Before the suspension of the SRP, the limit set by our trustees for shares purchased was equal to the proceeds we received from our monthly dividend reinvestment. Shares repurchased outside of that limit were at the lower price. Our trustees currently allow us to liquidate shares on a case-by-case basis when a request is accompanied by proof of hardship.

       The repurchase price is determined by our Board of Trustees was $20 based on their business judgment regarding the value of the shares with reference to our book value, our operations to date and general market and economic conditions. Our most recent purchases have been at lower prices in reflection of the reduced rate of dividends paid on the shares in 2005.

The following table summarizes the share repurchases made by us in 2005:

                                           Total number        Total number
                                             of shares          of shares
          Total number                    purchased as     purchased outside
           of shares    Average price   part of publicly     of publicly
           purchased      per share      announced plan     announced plan
          ------------  -------------   ---------------    -----------------
Jan         15,812         19.98            15,812                --
Feb         16,623         19.97            16,623                --
Mar         17,959         19.94            17,959                --
Apr         21,009         19.93            21,009                --
May         11,090         19.85            11,090                --
Jun         16,188         19.97            16,188                --
Jul          6,477         19.78             6,477                --
Aug         44,828         19.97            44,828                --
Sep          7,290         18.00              --                 7,290
Oct           --             --               --                  --
Nov           --             --               --                  --
Dec           --             --               --                  --
           -------         -----           -------              ------
Totals     155,275         19.85           147,985               7,290


     As of December 31, 2005, we had 7,055,119 shares outstanding compared to 7,040,743 and 7,028,106 shares outstanding at December 31, 2004 and 2003, respectively. The increase in shares represents issuances of shares purchased under our dividend reinvestment plan. The shares were held by 2,771, 2,858 and 2,898 beneficial owners and by 2,446, 2,533 and 2,588 shareholders of record in 2005, 2004 and 2003, respectively. No single shareholder owned 5% or more of our outstanding shares.

     We distribute substantially all of our taxable income with respect to each year (which does not ordinarily equal net income as calculated in accordance with accounting principles generally accepted in the United States) to shareholders so as to comply with the REIT provisions of the Code. To the extent we have available funds, we declare regular monthly dividends (unless the trustees determine that monthly dividends are not feasible, in which case dividends would be paid quarterly). Any taxable income remaining after the distribution of the final regular monthly dividend each year is distributed together with the first regular monthly dividend payment of the following taxable year or in a special dividend distributed prior thereto. The dividend policy is subject to revision at the discretion of the Board of Trustees. All distributions are made by us at the discretion of the Board of Trustees and depend on our taxable earnings, our financial condition, maintenance of our REIT status and such other factors as the Board of Trustees deems relevant.

     Distributions to shareholders are generally subject to taxation as ordinary income, although a portion of those distributions may be designated by us as capital gain or may constitute a tax-free return of capital. We do not intend to declare dividends that would result in a return of capital. Any distribution to shareholders of income or capital assets from us is accompanied by a written statement disclosing the source of the funds distributed. If, at the time of distribution, this information is not available, a written explanation of the relevant circumstances accompanies the distribution and the written statement disclosing the source of the funds is distributed to the shareholders not later than 60 days after the close of the fiscal year in which the distribution was made. In addition, we annually furnish to each of our shareholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, capital gains, or return of capital.

     We began making distributions to our shareholders on September 29, 1997. Monthly distributions have continued each month thereafter. At year-end 2005 we had paid 101 consecutive monthly dividends. Distributions for the years ended December 31, 2005, 2004 and 2003 were made at a rate of 7.5% ($1.50), 8.6% ($1.72) and 9.2% ($1.84), respectively. The dividend portion of the distribution was 6.6% ($1.32), 6.7% ($1.34) and 7.4% ($1.47), per weighted share for 2005, 2004 and 2003, respectively. The portion of these distributions that did not represent a dividend represented a return of capital.

ITEM 6. SELECTED FINANCIAL DATA

     We present below selected financial information. We encourage you to read the financial statements and the notes accompanying the financial statements in this Annual Report. This information is not intended to be a replacement for the financial statements.

                                                     December 31,
                                2005           2004           2003           2002           2001
                            -----------------------------------------------------------------------
OPERATING DATA
Revenues derived from
  investments with affiliates  $11,242,004    $ 9,140,931    $ 6,525,884    $ 4,519,899    $ 3,018,333
Revenue derived from others    $ 3,771,731    $ 4,748,517    $ 5,823,457    $ 3,757,843    $ 2,661,324

Total expenses                 $ 5,767,501    $ 4,420,440    $ 3,487,222    $   901,843    $   894,824

Net income                     $9,246,234     $ 9,466,008    $ 8,589,119    $ 7,375,899    $ 4,784,833

Net income per share           $1.32          $1.34          $1.47          $1.81          $1.81

Weighted average shares
  Outstanding                  7,026,311      7,051,313      5,859,639      4,083,488      2,641,072

                                                      December 31,
                                2005           2004           2003           2002           2001
                            ------------------------------------------------------------------------

BALANCE SHEET DATA
Cash                           $  5,548,421   $  1,331,798   $  4,199,455   $   646,570   $    33,569

Residential mortgages and
  contracts for deed           $    --        $    --        $ 29,780,352   $35,299,701   $37,182,782

Investment in trusts,
  Receivable                   $  5,815,712   $ 17,749,231   $     --       $    --       $    --

Foreclosed residential
  mortgages and contracts
  for deed                     $  1,494,122   $    867,591   $  3,346,004   $ 3,676,070   $ 2,500,461

Interim mortgages, affiliates  $ 48,411,728   $  45,561,688  $ 45,693,266   $35,514,229   $15,832,696
Interim mortgages, others      $ 24,543,944   $  28,185,848  $ 25,622,838   $13,483,445   $ 1,640,700

Foreclosed interim mortgages   $  2,426,532   $   2,025,830  $  1,263,350   $    --       $    --

Loan loss reserve              $ (1,939,424)  $   (921,500)  $   (350,000)  $    --       $    --

Line of credit
  receivable, affiliate        $ 30,317,037   $ 28,721,639   $  6,093,493   $    --       $    --

Recourse obligations,
  affiliates                   $  9,264,233   $    --        $     --       $    --       $    --

Other assets                   $  4,021,986   $  5,676,136   $  4,445,972   $ 2,333,229   $ 1,538,911

Total assets                   $129,904,291   $129,198,261   $120,325,818   $91,091,891   $58,785,621

Line of credit payable         $ 13,808,080   $ 12,030,000   $     --       $ 6,245,000   $   810,000

Other liabilities              $    936,583   $  1,012,944   $  1,835,145   $ 1,357,303   $   685,137

Total Liabilities              $ 14,744,663   $ 13,042,944   $  1,835,145   $ 7,602,303   $ 1,495,137

Total temporary equity         $     --       $     --       $    --        $21,566,181   $    --

Total shareholders' equity     $115,159,628   $116,155,317   $118,490,673   $61,923,407   $57,290,484

Total liabilities and
  shareholders' equity         $129,904,291   $129,198,261   $120,325,818   $91,091,891   $58,785,621

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

GENERAL

     We were organized in Maryland in 1996 as a real estate investment trust to invest in mortgages and contracts for deed. We invest exclusively in: (1) loans of 12 months or less in term, made to investors, for the construction, purchase, renovation, and sale of single-family homes (we refer to those investments as "interim mortgages"); and (2) secured loans under a line of credit to United Development Funding, L.P. ("UDF"), affiliates of our Advisor.

      At the end of 2005, our mortgage portfolio totaled approximately $118,353,000. Approximately 61% of our income producing assets were interim mortgages, approximately 26% were invested in the UDF line of credit, approximately 8% were loans to affiliates of our Advisor, referred to as recourse loans, which are discussed below, and approximately 5% were invested in residential mortgages and contracts for deed, owned outright and as part of the Bayview Securitization, which is discussed below. Comparing our portfolio to when we were first organized and buying primarily residential mortgages and contracts for deed, it is now more heavily weighted to interim mortgages and the UDF line of credit because 1) to date we have experienced limited losses from the sale of foreclosed interim mortgages and no losses from our UDF line of credit, and 2) blended yields for interim mortgages and from loans to UDF have been higher than those for residential mortgages and contracts for deed. We expect to continue our concentration on interim loans and the UDF line of credit for the foreseeable future.

     The following table sets forth certain information about our mortgage investments purchased during the periods set forth below.



                                                         Years Ended
                                                         December 31,
                                                 2005           2004            2003
                                           ----------------------------------------------
Interim Mortgages
Interims funded with affiliates            $47,442,000      $43,442,000    $70,255,000
Interims funded with others                $29,545,000      $34,007,000    $29,560,000

Number of loans funded with affiliates             746             558             550
Number of loans funded with others                 277             367             537
Total number funded                              1,023             925           1,087

Affiliate interims paid off                 44,697,000      43,700,000      60,048,000
Other interims paid off                     31,773,000      30,332,000      16,193,000

Number of affiliated interims paid off             613             649             628
Number of other interims paid off                  346             467             169
Total number paid off                              959           1,116             797

Average interim mortgage loan funded
     during year                               $75,000         $84,000         $92,000
Remaining term in months: less than          12 months       12 months       12 months
Yield on investments                            12.98%          12.79%          13.18%
Investment-to-value ratio                       52.19%          68.44%          66.75%

Line of Credit, Affiliate
 Draws funded                              $20,483,000     $48,856,000      $7,771,000
 Paid down                                 $18,888,000     $26,228,000      $1,677,000
Term remaining                                 4 years         5 years          1 year
Yield on investments                            13.91%          13.46%          15.60%


Residential Mortgages and
Contracts for Deed
Purchase price                               $517,000        $597,000      $1,360,000
Number purchased from other sources                13              11              27
Aggregate principal balance                  $517,000        $597,000      $1,365,000
Average principal balance                     $40,000         $54,000         $51,000
Remaining term in months                          245             311             316
Current yield                                   11.70%         11.61%          12.51%
Investment-to-value ratio                       86.36%          85.51%         82.45%

MERGER AGREEMENT

       We have entered into an Agreement and Plan of Merger, dated as of September 1, 2005, as amended with UMT Holdings and UMT Services, Inc., the general partner of UMT Holdings, under which we would be merged with and into UMT Holdings. The merger is subject to the approval of holders of eighty percent of our outstanding shares of beneficial interest, as well as other customary closing conditions.

       The Agreement and Plan of Merger provides that each holder of shares of beneficial interest at the time of the closing of the merger would receive in exchange for each share of beneficial interest held, one 8.5% Class A Senior Subordinated Debenture issued by UMT Holdings (a "Class A Debenture"). The Class A Debentures will have a ten year term, an original principal amount of $20 and an annual interest rate of 8.5%, which interest shall be payable monthly.

RECOURSE OBLIGATIONS

       Prior to July 1, 2003, we made recourse loans to (1) Capital Reserve Group, Inc. ("CRG"), which is owned by Todd Etter and William Lowe, (2) Ready America Funding Corp. ("RAFC"), which is owned by SCMI and by Eastern Intercorp, Inc., a company owned by Craig Pettit, and (3) South Central Mortgage Inc. ("SCMI"), which is owned by Todd Etter, (we refer to these three companies as the "originating companies"), each of which has used the funds to originate underlying loans, that are pledged to us as security for such originating company's obligations to us under the recourse loans to affiliates. When principal and interest on an underlying loan are due in full, at maturity or otherwise, the corresponding obligation owed by the originating company to us under the affiliate loan is also due in full.

       In addition, some of the originating companies have sold loans to us, which we refer to as the "purchased loans," and have entered into recourse agreements under which the originating company agreed to reimburse us for certain losses that we incur with respect to those purchased loans.

       Before year end 2005, our arrangement was that if the originating company foreclosed on property securing an underlying loan, or if we foreclosed on property securing a purchased loan, and the proceeds from the sale were insufficient to pay the loan in full, the originating company had the option of (1) repaying the outstanding balance owed to us associated with the underlying loan or purchased loan, as the case may be, or (2) delivering to us an unsecured deficiency note in the amount of the deficiency.

       The owners of the originating companies are among the founders of UMT Holdings. Since July 1, 2003 they have originated interim mortgage loans through UMT Holdings, rather than through the originating companies. As a result, the originating companies do not intend to borrow additional funds from, or to sell additional loans to, us.

       On March 30, 2006, but effective December 2005, each originating company agreed to give us secured promissory notes to consolidate (1) all outstanding amounts owed by such originating company to us under the loans we made to such originating company and the deficiency notes described above and
(2) the estimated maximum future liability to us under the recourse arrangements described above. Each originating company issued to us a secured variable amount promissory note dated December 31, 2005(we refer to each of those notes as a "Secured Note") in the initial principal amounts shown below. The initial amounts represent all principal and accrued interest owed as of such date. The initial principal amounts are subject to increase up to the maximum amounts shown below, if losses are incurred upon the foreclosure of purchased loans covered by recourse arrangements. The Secured Notes (including related guaranties discussed below) are secured by an assignment of the distributions on Class C units, Class D units and Class EIA units of limited partnership interest of UMT Holdings held by the originating companies as detailed in the following table and the paragraphs following the table.

Name  Initial Principal  Maximum Principal   Units Pledge
            Amount            Amount         as Security
---------------------------------------------------------------------------
CRG      $ 2,725,442       $ 3,372,904       4,984 Class C
RAFC     $ 3,243,369       $ 5,274,436       6,739 Class C and all EIA units
SCMI     $ 3,295,422       $ 3,448,643       4,000 Class C

       The Secured Notes bear interest at a rate of 10% per annum. The CRG and RAFC Secured Notes mature in 15 years. The SCMI Secured Note matures in approximately 22 years, which was the average initial amortization of the original loans reclassified as deficiency notes. The Secured Notes require monthly payments equal to the greater of (1) principal and interest amortized over 180 months and 264 months, respectively, or 2) the amount of any distributions paid to the originating company with respect to the pledged Class C units.

       The Secured Notes have also been guaranteed by the following entities under the arrangements described below, all of which are dated effective December 31, 2005:

*	UMT Holdings. This guaranty is of all amounts due under all of the
Secured Notes and is unsecured.
*	WLL Ltd., an affiliate of CRG. This guaranty is of all amounts due under Secured Note from CRG, is non-recourse and is secured by an assignment of 2,492 Class C Units and 732 Class D units of limited partnership interest of UMT Holdings held by WLL, Ltd.
*	RMC. This guaranty is non-recourse, is limited to 50% of all amounts due under the Secured Note from RAFC and is secured by an assignment of 3,870 Class C units of limited partnership interest of UMT Holdings.

       In addition, WLL Ltd. has obligations to UMT Holdings under an indemnification agreement between UMT Holdings, WLL, Ltd. and William Lowe, under which UMT Holdings is indemnified for certain losses on loans and advances made by UMT Holdings to William Lowe. That indemnification agreement allows UMT Holdings to offset any amounts subject to indemnification against distributions made to WLL Ltd. with respect to the Class C and Class D units of limited partnership interest held by WLL, Ltd. Because WLL Ltd. has pledged these Class C and Class D units to us to secure its guaranty of CRG's obligations under its Secured Note, we and UMT Holdings entered into an Intercreditor and Subordination Agreement dated as of December 31, 2005 under which UMT Holdings has agreed to subordinate its rights to offset amounts owed to it by WLL Ltd. to our lien on such units.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

     As of December 31, 2005, our mortgage portfolio consisted of 417 residential mortgages, six contracts for deed (including loans included in a securitization), two rental properties, 33 vacant properties and 1,013 interim mortgages. The portfolio had an unpaid principal balance ("UPB") of approximately $82,692,000. The average loan in the portfolio had a current annual yield of 13.15%, an investment-to-value ratio of 67.98%, an average UPB of $56,000, and a remaining term of 321 months for residential mortgages and contracts for deed. Interim mortgages have terms of 12 months or less, depending on the collateral securing the interim mortgage and the borrower. The more extensive the rehabilitation work on the property or the construction requirements, the longer the term of the loan. The average construction loan has a term of nine months; the average rehabilitation loan has a term of six months.

     As of December 31, 2004, our mortgage portfolio consisted of 523 residential mortgages, seven contracts for deed (including loans included in a securitization), 3 rental properties, 24 vacant properties and 945 interim mortgages. The portfolio had an unpaid principal balance ("UPB") of approximately $94,390,000. The average loan in the portfolio had a current annual yield of 13.24%, an investment-to-value ratio of 71.17%, an average UPB of $63,000, and a term remaining of 333 months for residential mortgages and contracts for deed.

     As of December 31, 2003, our mortgage portfolio consisted of 480 residential mortgages, 65 contracts for deed, 5 rental properties, 72 vacant properties and 1,136 interim mortgages. The portfolio had an unpaid principal balance ("UPB") of approximately $105,937,000. The average loan in the portfolio had a current annual yield of 12.44%, an investment-to-value ratio of 70.34%, an average UPB of $60,000, and a term remaining of 334 months for residential mortgages and contracts for deed.

                                    MORTGAGE PORTFOLIO TABLE

                                      at 12-31-2005     at 12-31-2004     at 12-31-2003
----------------------------------------------------------------------------------------
Residential mortgages owned outright           30                304                480
Contracts for deed owned outright               6                  7                 65
Rental properties                               2                  3                  5
Loans remaining in 1st securitization         201                219                  -
Loans remaining in 2nd securitization         186                 -                   -
Vacant properties                              33                 24                 72
Interim mortgages                           1,013                945              1,136
Unpaid principal balance              $82,692,000        $94,390,000       $105,937,000
Annual yield                               13.15%             12.79%             13.18%
Investment-to-value ratio                  67.98%             71.17%             70.34%
Average Loan UPB                          $56,000            $62,000            $60,000


      At year end 2005 approximately 68% of the properties securing our loans were located in Texas, 10% in California, 3% each in Georgia, Missouri, North Carolina and Tennessee, 1% each in Colorado, Illinois, Indiana, Michigan, Ohio and South Carolina and Virginia, and less than 1% each in Alabama, Florida, Iowa, Kansas, Kentucky, Louisiana, Maryland, Minnesota, Mississippi, Oklahoma and Pennsylvania.

      At year end 2004 approximately 80% of the properties securing our loans were located in Texas, 5% were in Florida, 3% in Georgia, 2% each in California, Illinois and North Carolina, 1% each in Tennessee, Indiana, Colorado and Missouri, and less than 1% each in Pennsylvania, Kentucky, Louisiana, Oklahoma, South Carolina, Ohio, Kansas, Mississippi, Alabama, Minnesota and Michigan.

      At year end 2003 the vast majority of the properties securing our mortgage investments were located in Texas.

      We expect to continue making loans in states other than Texas in order to reduce our geographic exposure to Texas. The increasing number of loans outside of Texas have been acquired from RAFC, an affiliate of our Advisor, and UMTHLC.

     During 2004, we developed a more significant relationship with UDF, a partnership that is affiliated with our Advisor, to which we had extended a $7 million line of credit in 2003. As UDF expanded its client base, our trustees approved the investment of a greater percentage of our assets in UDF loans, resulting in an increase in loans to UDF in 2004. On January 1, 2005, and effective September 30, 2004, we entered into a First Amended and Restated Secured Line of Credit Promissory Note and an Amended and Restated Security Agreement (collectively, the "Amendment") with UDF. The Amendment changed the existing revolving line of credit facility ("Loan") to extend the term an additional five years and to increase the line of credit to $30 million. The purpose of the Loan is to finance UDF's investments in real estate development projects. The Amendment has two components: the Long Term Investment portion ("LTI") and the Bridge-Loan Investment portion ("BLI").

     The entire Loan is secured by the pledge of all of UDF's land development loans and equity participations. The UDF loans may be first lien loans or subordinate loans. The LTI portion may not exceed $12,000,000 and bears interest at an annualized percentage rate of 15% with interest payable monthly. The BLI portion may not exceed $18,000,000 and is secured by the assignment of first lien loans made by UDF to developers for the acquisition of pre-development residential real estate. The BLI portion is additionally secured by the pledge of all of UDF's land development loans and equity investments. The BLI portion bears interest at an annualized percentage rate of 13.5% with interest payable monthly.

     The Loan is subordinate to UDF Senior Debt which consists of a guaranty of Colonial Bank's loan in the amount of approximately $8,750,000 to HLL Land Acquisitions, a joint venture between UDF Texas One, LP, a wholly owned subsidiary of the UDF partnership, and Lennar Homes of Texas, Land and Construction, L.P. and a secured $10,000,000 line of credit provided to UDF by Coppermark Bank, which is secured by the pledge of certain of UDF's first and second lien notes.

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

     The Amendment represents a further increase in our loans to UDF and in the land development loans made by UDF representing approximately 26% of our portfolio. Our trustees approved the change in our investment policy represented by the increase in the Loan because the changed interest rate environment has resulted in lower yields from our traditional mortgage investments, as well as our experience to date with loans made to UDF.

     The Company monitors the line of credit for collectibility on a continuing basis based on the affiliate's payment history. No valuation allowance or charge to earnings was recorded for the years ended December 31, 2005, 2004 and 2003 based on the Company's evaluation. Outstanding balances were approximately $30,317,000, $28,722,000 and $6,093,000 at year end 2005,
2004 and 2003, respectively. Since its formation in 2003, UDF has made development loans totaling approximately $153 million of principal, of which $77 million of principal have been paid off.

     Each of the properties serving as security for our loans was covered by a mortgagee's title insurance policy and hazard insurance in an amount sufficient to cover the outstanding balance. Some of our mortgage investments are covered by full or limited recourse agreements with note sellers. In making the decision to invest in loans secured by property located in located in other states, we consider the availability of non-judicial foreclosure, as is available in Texas, to be the primary legal consideration. While Texas does not provide a statutory right of redemption and permits deficiency judgments, we do not rely upon those provisions in the enforcement of our liens and therefore we believe that the risks in mortgage investments in most other states will not be significantly different than those we face in Texas.

     We neither buy nor sell servicing rights to the loans we purchase, nor do we retain servicing rights. Residential mortgages and contracts for deed are serviced by PSC. We pay monthly loan servicing fees to PSC of 1/12th of 1/2 of 1% of the UPB of each loan. In addition, we pay a monthly management fee to REOPC for maintaining our foreclosed properties of 0.08% of the UPB. Interim mortgages are serviced by us or by the operating company to whom we loaned funds, the majority of which are affiliates of our Advisor, including UMTHLC, RMC, CRC and RAFC. We do not pay monthly servicing fees other than as listed above.

     During the years ended December 31, 2005, 2004 and 2003, interest income was approximately $15,014,000, $13,889,000, and $12,076,000, respectively, representing increases over prior year periods of 8%, 15% and 46%, respectively. The increases were due to a shift away from investing in lower yield residential mortgages and contracts for deed, which represented 5%, 15% and 28% of our portfolio in 2005, 2004 and 2003, respectively, and increasing our investment in the line of credit to UDF, which represented 26%, 24% and 6%, respectively.

    Total expenses during 2005, 2004, 2003 were approximately $5,768,000, $4,423,000 and $3,487,000, respectively, representing increases over prior year periods of 30%, 27% and 287% increases, respectively. Listed below are the significant expense accounts and explanations of change:

PROVISION FOR LOAN LOSSES: increased 34% and 28% in 2005 and 2004.

Realized losses in 2005, 2004 and 2003, were approximately $2,725,000, $2,217,000 and $1,822,000, respectively, representing increases of 46% and 2% between periods. Provision for loan losses were increased by 111% and 163% between periods, respectively.

The table below illustrates loss rates per dollars invested in 1) interim mortgages and 2) residential mortgages and contracts for deed:

Interim Mortgages

             Aggregate unpaid                      Loss rate
             principal balance       Losses        per dollar
Year          of loans funded       realized         funded
----         ----------------      ----------      ----------
2005          $372,800,000         $1,404,000        0.38%
2004           239,200,000          1,142,000        0.48%

Residential Mortgages and Contracts for Deed

             Aggregate unpaid                      Loss rate
             principal balance       Losses        per dollar
Year          of loans funded       realized         funded
----         ----------------      ----------      ----------
2005          $53,000,000          $1,321,000        2.49%
2004           52,000,000           1,075,000        2.07%
2003           50,000,000           1,822,000        3.64%
Prior Years    48,000,000           1,203,000        2.51%

We will increase of reserves for loan losses by an amount equal to two percent of each new loan funded during 2006. We will also increase our reserve for loan losses by amounts equal to 42% of each residential mortgage or contract for deed foreclosed and 26% of each interim mortgage foreclosed at the end of each quarter, consistent with December 31, 2005. In addition, during each quarter in 2006 we will continue to monitor sales of foreclosed properties and adjust our reserve calculation method if our loss experience and observable trends change.

INTEREST EXPENSE: increased 163% in 2005 and 23% in 2004 over prior year periods.

We use our credit facility to purchase loans in advance of receiving net proceeds from the sale of our shares or payments of mortgages. The use of our credit facility depends on the number of suitable investments available at any given time and the amount of cash we have on hand. Interest expense fluctuates 1) because of the level of usage of our credit facility and 2) when the interest rate we pay under the credit facility increases or decreases. Interest expense was approximately $473,000, $180,000 and $146,000, respectively, in 2005,
2004 and 2003.

LOAN SERVICING FEES: decreased 59% in 2005 and 25% in 2004 over prior year periods.

Loan servicing fees PSC for servicing residential mortgages and contracts for deed decreased as a result of the two Bayview Securitizations. The amount we had invested in residential mortgages and contracts for deed decreased 67% in 2005 and 40% in 2004. Further decreases in the loan servicing fee are expected in 2006 as the remaining loans in the portfolio prepay and mature. Loan servicing fees were approximately $45,000, $109,000 and $146,000, respectively, in 2005, 2004 and 2003.

TRUST ADMINISTRATION FEES: decreased 6% in 2005 and increased 29% in 2004 over prior year periods.

The trust administration fee was paid to our Advisor. The fee was calculated as 1/24th of 1% per month of the first $50,000,000 of average invested assets up to $50,000,000 and 1/12th of 1% per month in excess of $50,000,000. The trust administration fee will increase and decrease as we draw on or pay down our credit facility, which we use to acquire mortgage investments. Payroll expenses are paid by the Advisor and included as part of the trust administration fees. Payroll expenses decreased 5% and 10% in 2005 and 2004, respectively, and increased 15% in 2003. Payroll expense was approximately $260,000, $273,000 and

$305,000, for the comparable periods. Payroll expenses fluctuate depending on how much contract labor we require to supplement the Advisor's staff. Rent expense is also paid by the Advisor and included as part of the trust administration fee. Rent expense increased by 10% in 2005, decreased 37% in 2004, and increased 106% in 2003 over prior year periods. Rent expense was $24,000, $22,000 and $35,000, respectively. The increase in 2005 is a result of overlapping leases when the Advisor relocated from its prior location to its present Richardson address. The decrease in 2004 was due to an adjustment in the amount of office space our Advisor leased. The increase in 2003 was due to additional office space leased by our Advisor. Trust Administration fees paid in 2005, 2004 and 2003 were approximately $887,000, $945,000 and $730,000, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES: increased 55% in 2005 and 37% in 2004 over prior years.

The major categories of general and administrative expenses include transfer agent fees, legal fees, printing and reproduction costs, accounting and audit fees, recording fees, trustee fees and insurance. The increase in expense in 2005 was related to increased communications with shareholders and Bayview securitization fees and costs for the resulting amortization. Expenses were approximately $621,000, $401,000 and $293,000, respectively, in 2005, 2004 and 2003.

     Operating expense as a percentage of interest income (not including interest expense and provision for loan losses) was 10.34%, 10.48% and 9.68%, for 2005, 2004 and 2003, respectively. Operating expense as a percentage of average invested assets was 1.36%, 1.28% and 1.17% during these years, respectively.

     Net income was approximately $9,246,000, $9,466,000 and $8,589,000 for 2005, 2004 and 2003, respectively, representing a 2% decrease, and 10% and 16% increases over prior year periods. The decrease in 2005 was due to the significant increase in provision for loan losses. Earnings per share in 2005, 204 and 2003 were $1.32, $1.34 and $1.47, respectively.

      Fluctuations in earnings are a function of the relationships between the use of leverage, the amount of cash in the bank, changes in the current yield, operating expenses and level of non-income producing assets.

POSITIVE IMPACTS ON EARNINGS:

LEVERAGE: Our average daily outstanding balance on our line of credit during the comparable years was approximately $7,249,000, $2,390,000 and $2,996,000, respectively. Use of leverage has had a positive impact on earnings because our cost of funds on leveraged dollars continues to be lower than the rate of interest we earn on the mortgage investments we purchase with borrowed money (a yield of 13.15%, 13.24% and 12.44%, respectively, compared to average interest paid on leveraged dollars of 6.52%, 7.52% and 4.88%, respectively, in 2005, 2004 and 2003).

CASH BALANCES: During 2005 we carried lower daily cash balances in the bank, than in 2004 and 2003. The average daily cash balance was approximately $2,996,000, $4,518,000 and $4,758,000. Because interest earned on funds in the bank may be lower than the interest earned on our mortgage investments. Cash sitting in the bank earning money market rates can have a negative impact on earnings, and may have a negative impact on our dividend rate. During 2005 we were able to deploy cash more effectively than in 2004 and 2003, primarily because our use of leverage was greater and we paid down our line of credit as necessary.

CURRENT YIELD: During 2005 our current yield was 12.98%, compared to 12.79% and 13.18% in the prior two years.

NEGATIVE IMPACTS ON EARNINGS:

OPERATING EXPENSES: During 2005 our operating expenses including interest expense and provision for loans losses were approximately 38% of total revenues compared to approximately 32% in 2004 and 28% in 2003. The higher operating expenses were attributed to the increased provision for loan losses resulting from our aggressive liquidation of foreclosed real estate in all three years.

NON-INCOME PROCUDING ASSETS: Non-income producing assets represent cash disbursements that are recorded as an asset and generally then expensed over time. They do not produce income. Our goal is to keep non-income producing assets to a minimum in order to deploy all of our cash in investments. Some of the assets include costs associated with the merger, fees paid to banks for our line of credit, accrued interest receivable and transaction fees paid. Non-income producing assets increased 27% in 2005 and decreased 5% in 2004. Increases in 2005 were to loans foreclosed, merger costs, and accrued interest receivable.

AFFILIATED FORECLOSED PROPERTIES

We do not reclassify foreclosed loans that have been pledged to us as collateral (an "underlying loan") for recourse loans we have made to affiliates of our Advisor, because our affiliates are obligated to perform under the term of those recourse loans with us ("affiliate loans"). If the borrower on an underlying loan defaults, the affiliate has the option to accrue interest payable to us while they bring the underlying loan current in its payments. We, in turn, accrue an interest receivable on the recourse loan. When the underlying loan becomes a paying loan again, the affiliate resumes paying us interest on the recourse loan. If the underlying loan is foreclosed and the real estate sells, our affiliate pays us all accrued interest from the proceeds from the sale of the property. If the proceeds from the sale of the foreclosed property are insufficient to pay us all accrued interest and principal, a deficiency note was executed by the affiliate. At year end 2005 all of the deficiency obligations were reclassified and secured under secured promissory notes.

NON-AFFILIATE FORECLOSED PROPERTIES

We began 2005, 2004 and 2003 with 24, 72 and 78 foreclosed residential mortgage and contracts for deed, respectively, and foreclosed an additional 59, 50 and 83 loans during the respective years. We sold 49, 98 and 89, foreclosed properties in 2005, 2004 and 2003, respectively, leaving 34, 24, and 72 foreclosed properties at the end of each of the three years, respectively. Non-affiliate foreclosed properties as a percentage of total non-affiliated residential mortgages and contracts for deed at year end were 6.67%, 3.46% and 11.24%, respectively.

We began 2005, 2004 and 2003 with 23, 25 and zero foreclosed interim mortgages, respectively, and foreclosed an additional 23, 19, 25 properties during the respective years. We sold 14 and 21 foreclosed properties, during 2005 and 2004, respectively, leaving 32, 23, and 25 foreclosed interim mortgages at the respective year ends. Non-affiliate foreclosed properties as a percentage of total non-affiliated interim mortgages at year end were 9.89%, 7.19% and 5.62%, respectively.

     The following table details major categories of foreclosed loans for each of the last three fiscal years:

                                                   2005          2004          2003
----------------------------------------------   ----------    -----------   ----------
RESIDENTIAL MORTGAGES AND CONTRACTS FOR DEED
Number of loans defaulted at beginning of year        24            72            78
Aggregate value                                  $  868,000    $3,346,000    $3,676,000

Additional defaults during year                       59            50            83
Aggregate value                                  $2,830,000    $2,300,000    $3,818,000

Defaulted properties disposed of during year          49            98            89
Aggregate value                                  $2,204,000    $4,778,000    $4,148,000

Number of loans defaulted at end of year              34            24            72
Aggregate value                                  $1,494,000    $  868,000    $3,346,000

INTERIM MORTGAGES
Number of loans defaulted at beginning of year        23            25             -
Aggregate value                                  $2,026,000    $1,263,000    $     -

Additional defaults during year                       23            19            25
Aggregate value                                  $1,659,000    $1,343,000    $1,263,000

Defaulted properties disposed of during year          14           21              -
Aggregate value                                  $1,258,000    $  580,000    $     -

Number of loans defaulted at end of year              32           23             25
Aggregate value                                  $2,427,000    $2,026,000    $1,263,000

The chart below compares our loan categories. It illustrates the growth trends during the past three years. Dollar values represent the aggregate unpaid principal balance of each loan category at the end of each year. Our trustees, after considering a recommendation of our Advisor, have determined that we will continue to shift to a portfolio weighted to interim mortgages and loans to UDF for a number of reasons, the most compelling of which are:
1) to date these mortgage investments have had less risk because most of the loans are subject to limited or full recourse and as a result we have not experienced losses from the sale of foreclosed properties as significant as losses we have experienced from other mortgage investments, and 2) blended yields for interim mortgages and from loans to UDF have been higher than those of the other mortgage investments.

                                         2005            2004           2003
                                      -----------    -----------     -----------
Residential Mortgages                  $ 5,816,000    $17,749,000     $29,780,000
Decrease over prior period                (67%)           (40%)           (1%)

Interim Mortgages                       72,939,000     73,748,000      71,547,000
Increase (decrease) over prior period      (1%)             3%            48%

UDF Line of Credit                      30,317,000    $28,722,000     $ 6,093,000
Increase over prior period                  6%            371%           100%

Recourse Obligations                     9,281,000         --             --
Increase over prior period                100%             --             --

     It may be useful to also see how each category compares as a percentage of the portfolio.

                        2005    2004    2003
                        ----    ----    ----

RESIDENTIAL MORTGAGES       5%     15%     28%
INTERIM MORTGAGES          61%     61%     67%
LINE OF CREDIT (UDF)       26%     24%      6%
RECOURSE OBLIGATIONS        8%     --      --

     Distributions per share of beneficial interest for the years ended December 31, 2005, 2004 and 2003 were $1.50, $1.72 and $1.84 per share, respectively, on earnings of $1.32, $1.34 and $1.47, respectively. The portion of the distributions that does not represent earnings represents return of capital. (See the table below.) Distributions declared by our trustees during 2005, 2004 and 2003 were at an annualized rate of return of 7.5%, 8.6% and 9.2%, respectively. We are under no obligation to pay dividends at that same rate and from time to time the rate at which we pay dividends may be adjusted by our trustees.


                                        For the years ended December 31,
                                            2005    2004    2003
                                ------------------------------------------
Monthly distribution rate                 $0.125   $0.143   $0.153
Total distribution per share              $1.50    $1.72    $1.84
Amount in excess of earnings per share    $0.18    $0.38    $0.37


                    LIQUIDITY AND CAPITAL RESOURCES FOR
           FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

     We use funds made available from our dividend reinvestment plan, funds made available under our bank line of credit and the proceeds from repayments of principal and interest on loans we have made to purchase mortgage investments. In addition, prior to October 2003 we used funds made available from the sale of our shares under our public offering. We do not have commitments to purchase any mortgage investments but rather purchase them, as funds are available. (Dollars are approximate.)

                                            YEARS ENDED DECEMBER 31,
                                        2005          2004           2003
                                   --------------------------------------------
Shares issued                           170,987       211,752      2,525,499
Number of new shareholders                 --             --             989
Shares repurchased ("SRP")             (155,275)     (199,541)      (323,717)
Gross offering proceeds             $ 3,381,000   $ 4,200,000    $50,510,000
Net offering proceeds (after
  deduction of selling
  commissions and fees)             $ 3,381,000   $ 4,200,000    $44,267,000
Share repurchase payments           $(3,083,000)  $(3,890,000)   $(6,460,000)
Principal receipts from
  residential mortgages and
  contracts for deed                $ 2,557,000   $ 6,045,000    $ 5,314,000
Proceeds from securitization        $ 7,262,000   $ 9,456,000         --
Principal receipts from
  interim mortgages                 $74,688,000   $74,032,000    $76,241,000
Net borrowing - credit line         $ 1,778,000   $12,030,000    $(6,245,000)
Net borrowing - line of credit
  Affiliate                         $(1,595,000)  $22,628,000    $6,093,000


     As of December 31, 2005 we had issued an aggregate of 7,852,701 shares, with 797,582 shares repurchased and retired to treasury, leaving 7,055,119 shares outstanding. Total capital raised from share issuances was approximately $156,767,000. Shares sold subsequent October, 2003 have been offered under our dividend reinvestment plan. No commissions are paid with respect to shares sold under this plan.

     As of December 31, 2004, we had issued an aggregate of 7,683,050 shares, with 642,307 shares repurchased and retired to treasury, leaving 7,040,743 shares outstanding. Total capital raised from share issuances was approximately $153,382,000. No commissions were paid on the sale of shares after October 2003.

     As of December 31, 2003, we had issued an aggregate of 7,470,872 shares, which were sold under our initial and subsequent public offering which terminated in October 2003. 442,766 shares were repurchased and retired to treasury, leaving 7,028,106 shares outstanding. Total capital raised from share issuances was approximately $149,821,000. The gross offering proceeds were allocated as follows, shown as dollars and as a percentage of gross offering proceeds: net offering proceeds to us of approximately $130,615,000 (87.18%); commissions and fees paid to participating NASD dealers of approximately $14,460,000 (9.65%); wholesaling and marketing fees paid to the Advisor of $1,903,000 (1.27%) and acquisition fees to the Advisor of $2,842,000 (1.90%).

     On November 8, 2004, with trustee approval, we entered into a loan agreement with a bank for a $15,000,000 line-of-credit with a three year term. The line-of-credit payable is collateralized by certain interim mortgages. Interest on the outstanding balance accrues at the higher of the Prime Rate or the sum of the Federal Funds Rate plus 1/2% per annum. With trustee approval, on December 27, 2005 we amended the revolving credit facility to increase the amount available to borrow to $17 million. The outstanding balance on the credit facilities at December 31, 2005, 2004 and 2003 were approximately $13,808,000, $12,030,000 and $1,071,000, respectively.

     Under the terms of our Declaration of Trust we may borrow an amount up to 50% of our Net Assets (total assets less liabilities). The amount outstanding under the line of credit at the end of the comparable years represented approximately 11.94%, 10.36%, and 0.90% of Net Assets, respectively. We intend to continue to utilize our line of credit and may increase the maximum borrowings if our funding needs increase.

     Since inception and as of December 31, 2005, we invested an aggregate of approximately $370 million in interim mortgages with various sources, and UDF had drawn down an aggregate of $77 million from us on its line of credit. In 2005 we funded approximately $81 million in interim mortgages and $20 million in draws to UDF, compared to approximately $77 million in interim mortgages and $49 million funded to UDF in 2004, and in 2003, approximately $100 million in interim mortgages and $8 million funded to UDF. The following table sets forth, as a percentage of total funds invested with all sources, the percentage of mortgage investments made to affiliates during 2005, 2004, and 2003.

Affiliated Company       2005     2004     2003
---------------------    ----     ----     ----
CRG                        0%       1%       13%
RAFC                      11%      19%       23%
REOPC                      0%       1%        2%
RMC                        1%       1%       13%
SCMI                       0%       0%        0%
UMTHLC                    27%      14%       17%
UDF                       35%      39%        7%

Total of affiliate
mortgage investments      74%      75%       75%

The following table shows the dollar amounts of investments funded with affiliates of our Advisor in the three comparable years:

Affiliate Company        2005           2004           2003
-----------------    -----------     -----------    -----------
CRG                  $    --         $ 1,704,000    $13,585,000
RAFC                 $14,145,000     $24,203,000    $24,176,000
REOPC                $   218,000     $   894,000    $ 1,735,000
RMC                  $ 1,129,000     $   856,000    $13,431,000
SCMI                 $    --         $     --       $   128,000
UMTHLC               $33,058,000     $16,887,000    $17,198,000
UDF                  $43,966,000     $48,856,000    $ 7,771,000


Outstanding balances for interim mortgages and the UDF line of credit at December 31, 2005, 2004 and 2003 purchased from affiliates were:

Affiliated Company       2005           2004           2003
------------------   ----------      -----------    -----------
CRG                  $ 2,030,000     $ 4,793,000    $ 9,194,000
RAFC                 $21,087,000     $25,011,000    $14,565,000
REOPC                $   788,000     $ 1,910,000    $ 1,735,000
RMC                  $   192,000     $ 2,338,000    $ 6,346,000
SCMI                 $   150,000     $   150,000    $   306,000
UMTHLC               $24,164,000     $11,399,000    $13,713,000
UDF                  $30,317,000     $28,722,000    $ 6,093,000

     We have purchased residential mortgages and contracts for deed from various sources. At December 31, 2005, of the $53,000,000 in aggregate principal amount of residential mortgages and contracts for deed purchased, approximately $18,000,000 were purchased from SCMI, an affiliate of our Advisor.

TRANSACTIONS WITH RELATED PARTIES

	     We do not have employees. All administrative services and facilities are provided to us by our Advisor under the terms of an Advisory Agreement effective January 1, 2001. The services of the Advisor include all day-to-day administrative services including managing our development of investment guidelines, overseeing servicing, negotiating purchases of loans and overseeing the acquisition or disposition of investments and managing our assets.  The
Advisor also provides office space to us.

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

     For each year which it receives a subordinated incentive fee, the Advisor also receives 5-year options to purchase 10,000 Shares at a price of $20.00 per share (not to exceed 50,000 shares). As of December 31, 2005, the Advisor has not received options to purchase shares under this arrangement.

     Prior to October 2003, the Advisor earned an offering administrative fee and an acquisition fee equal to 3% of the net offering proceeds of the offering.

     The Advisor and its affiliates are also entitled to reimbursement of costs of goods, materials and services used for and by us obtained from unaffiliated third parties except for note servicing and for travel and expenses incurred in connection with efforts to acquire investments for us or to dispose of any of our investments.

    The Advisory Agreement provides for the Advisor to pay all of our expenses and for us to reimburse the Advisor for any third-party expenses that should have been paid by us but which were instead paid by the Advisor. However, the Advisor remains obligated to pay: (1) the employment expenses of its employees,
(2) its rent, utilities and other office expenses (except those relating to office space occupied by the Advisor that is maintained by us) and (3) the cost of other items that are part of the Advisor's overhead that is directly related to the performance of services for which it otherwise receives fees from us.

     Loan servicing fees are paid to PSC. The fee is paid monthly and calculated as 1/12th of 1/2% of the outstanding principal balance of each loan.

     Property management fees on vacant properties are paid to REOPC. The fee is paid monthly and calculated as 0.8% of the outstanding balance of the loan when the property was classified as REO.

     Real estate sales commissions are paid to REOPC on a scale of 1% to 4% of the sales price of a foreclosed property when the property is liquidated.

Below is a chart listing fees paid to PSC, REOPC and the Advisor in the past three years:

Type of Fee                    Payee        2005          2004        2003
------------------------    ----------   ----------    ----------  ----------
Trust Management Fees       UMTA        $887,000      $945,000     $  730,000
Acquisition Fees            UMTA        $  --         $   --       $1,248,000
 Marketing and Wholesaling
  Allowance                 UMTA        $  --         $   --       $  932,000
Bayview Securitization Fee  UMTA        $146,000      $188,000     $   --
Stock Options               UMTA        $  --         $   --       $   --
Loan Servicing Fees         PSC         $ 45,000      $109,000     $  146,000
Property Management Fees    REOPC       $ 24,000      $ 23,000     $   26,000
Real Estate Commissions     REOPC       $ 75,000      $   --       $   --
------------------------------------------------------------------------------

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

INTEREST INCOME ACCRUAL

     Our portfolio of residential mortgages, contracts for deed, interim mortgages and the UDF line of credit produce monthly interest income, however, we may not receive interest income on a particular loan if a borrower fails to make its monthly interest payment.

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

     With respect to nonrecourse loans, we will accrue interest if we determine, based on the borrower's payment history and based on analysis by the loan servicing staff, when applicable, that the likelihood of an interest payment being made is probable. We cease accruing interest when the likelihood an interest payment will be made is less than probable. If and when the loan is foreclosed, we no longer consider the property to be income producing and reclassify it as foreclosed. After a loan is 61 days, we do not accrue interest.

     With respect to recourse loans, our borrower, or a guarantor, is obligated to pay all interest accrued and principal at the end of the loan term, or extensions thereof. As a result, we accrue interest on recourse loans even if the likelihood that the underlying borrower will make an interest payment is less than probable. Interest on recourse loans continues to accrue until the loan is fully paid off by our borrower

     There is no assurance that the interest income accrued by us will be paid by a borrower. When we accrue interest income on a mortgaged property and we foreclose and take possession of the property, we sell it and receive proceeds from the sale. We first apply the proceeds to any accrued interest related to the loan and apply the balance of the proceeds to the outstanding loan balance. If the proceeds from the sale are not sufficient to reduce the outstanding loan balance to zero the remaining balance is referred to as the "charge-off amount". The charge-off amount is recorded against our loss reserve: accrued interest income, plus the outstanding loan balance, less proceeds from the sale of the property equals the amount charged-off against loss reserves. If the loan was a recourse loan, our borrower or a guarantor is obligated to pay the remaining balance with interest. Prior to December 31, 2005, our borrower or guarantor, as applicable, would deliver a deficiency note to us for the remaining balance. In 2006, the principal amount due under the Secured Note delivered by the applicable borrower will be increased by an amount equal to the remaining balance as necessary due to deficiencies.

LOAN LOSS RESERVES

     Loss reserves are established when a trend becomes clear that the current market value of foreclosed properties is less than the outstanding balances of loans plus accrued interest. A loss reserve is created based on a quarterly analysis of historical default rates and historical realization on foreclosed properties. It is calculated as the difference between the outstanding loan balance of a foreclosed property, plus accrued interest income, less the estimated proceeds from the sale of the foreclosed property. Prior to 2003, the estimated market value of foreclosed properties was equal to or greater than the outstanding loans and no loss reserve was recorded.

     During 2003 we began aggressively liquidating foreclosed properties in order to invest proceeds more quickly in income producing loans. Instead of repairing foreclosed properties and financing the sale of the property to homeowners, we began selling properties "as is" to real estate investors for lower prices. In 2003, our actual losses incurred were greater than our expectations based on historical experience. During 2006, we intend to monitor losses and, if warranted, evaluate our reserve methodology by changing the percentage reserved on each loan funded to accurately reserve for potential future losses.

     The changes in the allowance for loan losses during the years ended December 31, 2005, 2004, and 2003 are summarized as follows:

                                   2005           2004          2003
                                ----------    ----------    ----------
Balance, beginning of year      $  922,000    $  350,000    $    -
Provision for loan losses        3,742,000     2,789,000     2,172,000
Loans charged off                2,725,000     2,217,000     1,822,000

Balance, end of year            $1,939,000    $  922,000    $  350,000
                                ==========    ==========    ==========

       We will monitor the collectibility of the Secured Notes. On a quarterly basis we intend to examine the cash receipts associated with the pledged assets and the financial condition and performance of, UMT Holdings to determine the ability of an affiliate and the guarantor to meet the minimum payments under the Secured Note amortization schedules. If a trend becomes clear that the cash receipts associated with the pledged assets are less than the required payments and the financial condition and performance of the guarantor is deemed insufficient to meet the required payments, we will establish a loss reserve for the Secured Notes.

CHANGES IN ACCOUNTING POLICIES AND PROCEDURES

Subsequent to receipt of the 2004 Report of our Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, in 2005 we instituted certain new policies and procedures to address some of the material weaknesses cited in the report and described below. We believe these changes are reasonably likely to materially affect our internal control over financial reporting. The report's findings were:

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

In response to the report, in 2005 we reassigned one of our Advisor's staff who processes accounts receivable and cash receipts, and another has been reassigned to process accounts payable.

Our president also serves as our chief financial officer. She is not a trained accountant. We do not have any plans to replace her as chief financial officer.

Based on the results of our past nine quarters, we have revised our loss reserve calculations and are recording reserves based on the unpaid principal balance of each residential mortgage and contract for deed or interim mortgages reclassified as foreclosed property in order to reflect actual average discounted sales proceeds, and we are building a loss reserve on interim mortgages of 2% per dollar funded to reflect the amount being reserved by our affiliated companies. On a quarterly basis, we will compare our assumptions with actual experience and make adjustments to our loss reserve account as necessary to more accurately reflect changes in trends.

OFF BALANCE SHEET TRANSACTIONS

     Beginning in 2004, we started using off balance sheet securitization of our mortgage investments as a means of providing funding. In these transactions, we receive the proceeds from third party investors for securities issued from our securitization vehicles which are collateralized by transferred mortgage investments from our portfolio.

     In April 2004, but effective January 1, 2004, we transferred our residential mortgages and contracts for deed to a wholly-owned special purpose entity called UMT LT Trust ('UMTLT'), a Maryland real estate investment trust.

     On April 13, 2004, through UMTLT ('Seller') and another newly created, wholly-owned subsidiary, UMT Funding Trust, a Maryland real estate investment trust, as the 'Depositor', we completed a securitization of $12,593,587 principal amount of mortgage loans through the private issuance of $9,455,520 in 9.25% Class A Notes ('Notes'). The Notes, together with $3,138,067 in Class B Certificates (the 'Certificates'), collectively referred to as the 'Securities' were issued by Wachovia Bank as Trustee pursuant to a Trust Agreement dated as of April 1, 2004 between the Bank and the Depositor. The Class A Notes were then sold by the Depositor to Bayview Financial Trading Group, L.P. ('Bayview'), pursuant to a Purchase Agreement dated as April 13, 2004 (the 'Note Purchase Agreement') between Bayview, the Depositor and us. The Notes were sold pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.

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

     Simultaneously with the Depositor's conveyance of the Mortgage Loans to the Trustee and pursuant to the terms of a Servicing Rights Transfer Agreement dated as of April 1, 2004 we, as owner of the servicing rights to the Mortgage Loans, transferred the servicing rights to the Mortgage Loans to Bayview and, pursuant to a SubServicing Agreement dated as of April 1, 2004 Prospect Service Corp agreed with Bayview to act as sub-servicer of the Mortgage Loans.

     The purpose for the securitization was to 1) increase the yield on the residential mortgages and 2) free up cash to invest in interim mortgages and UDF.

     On January 28, 2005, UMTLT and UMT Funding Trust simultaneously entered into agreements described below for the securitization of $9,700,797 principal amount of our mortgage loans through the private issuance of $ 7,275,598 in 9.25% Notes. The Notes, together with $2,425,199 in Class B Certificates, collectively referred to as the "Securities" were issued by Wachovia Bank as Trustee pursuant to a Trust Agreement dated as of January 1, 2005 between the Bank and the Depositor. The Class A Notes were then sold by the Depositor to Bayview Financial, L.P. ("Investor"), pursuant to a Purchase Agreement dated as of January 26, 2005 (the "Note Purchase Agreement") between the Investor, the Depositor and us. The Notes were sold pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.

     The Securities evidence the entire beneficial ownership interest in a Trust Fund created under the Trust Agreement, which consists of a pool of Mortgage Loans with an aggregate principal balance of $9,700,797 as of January 1, 2005. We transferred the Mortgage Loans (excluding the servicing rights) to the Seller as a capital contribution and the Seller sold the Mortgage Loans to the Depositor pursuant to a Mortgage Loan Sale Agreement dated as of January 1, 2005. The Mortgage Loan Sale Agreement includes a right on the part of the Depositor to require the Seller to repurchase certain Mortgage Loans upon the Seller's breach of a representation or warranty with respect to certain characteristics of the Mortgage Loans. We agreed to guarantee the obligations of the Seller under the Mortgage Loan Sale Agreement, including the obligation of the Seller to repurchase Mortgage Loans as to which the Seller has breached a representation or warranty. The Class B Certificates give the Depositor the right to receipt all remaining monthly interest after all payments due on the Class A Notes and all principal and interest on the Mortgage Loans after retirement of the Class A Notes. The Class B Certificates will be retained by the Depositor.

     Simultaneously with the Depositor's conveyance of the Mortgage Loans to the Trustee and pursuant to the terms of a Servicing Rights Transfer Agreement dated as of January 1, 2005 we, as owner of the servicing rights to the Mortgage Loans, transferred the servicing rights to the Mortgage Loans to the Investor and, pursuant to a SubServicing Agreement dated as of January 1, 2005 Prospect Service Corp agreed with the Investor to act as sub-servicer of the Mortgage Loans.

DISCLOSURE OF CONTRACTUAL OBLIGATIONS

     The table below represents our obligations and commitments to make future payments under debt obligations, maintenance contracts and lease agreements as of December 31, 2005.

Payments due by period:
-----------------------------------------------------------------------------
Total              < 1 year     1-3 years   3-5 years   > 5 years

Line of credit          --      $13,808,080   --           --

At December 31, 2005 the outstanding balance on our lines of credit was $13,808,080.

DIVIDENDS DECLARED AND DISTRIBUTIONS MADE

     During the year ended December 31, 2005, we declared dividends and made distributions on a monthly basis as shown below. In the third quarter of 2005 we lowered the dividend to a 7% annualized rate in order to recapture capital distributed in the past. We are under no obligation to make distributions at any particular rate, although we are obligated to distribute 90% of our REIT Taxable Income in order to continue to qualify as a REIT for federal income tax purposes. The amount distributed in excess of earnings per share represents return of capital.

                                        For the years ended December 31,
                                            2005    2004    2003
                                ------------------------------------------
Monthly distribution rate                 $0.125   $0.143   $0.153
Total distribution per share              $1.50    $1.72    $1.84
Amount in excess of earnings per share    $0.18    $0.38    $0.37


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We may be exposed to interest rate changes primarily as a result of annual renewals of our bank line of credit. During the negotiations for our $17 million credit facility, the interest rate was negotiated. A higher interest rate may have a negative impact on earnings, but we do not anticipate a significant increase during 2006.

     We have no long-term borrowings.

ITEM 8. FINANCIAL STATEMENTS.


                                UNITED MORTGAGE TRUST

                             INDEX TO FINANCIAL STATEMENTS


                                                                       Page

Report of Independent Registered Public Accounting Firm                 36

Consolidated Balance Sheets as of December 31, 2005 and 2004            37

Consolidated Statements of Income for the
     Years Ended December 31, 2005, 2004 and 2003                       38

Consolidated Statements of Changes in Shareholders' Equity
     for the Years Ended December 31, 2005, 2004 and 2003               39

Consolidated Statements of Cash Flows for the
     Years Ended December 31, 2005, 2004 and 2003                       40

Notes to Consolidated Financial Statements                              41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Trustees and Shareholders of United Mortgage Trust

We have audited the accompanying consolidated balance sheets of United Mortgage Trust as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Mortgage Trust at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.



					/s/ Whitley Penn LLP

Dallas, Texas
February 23, 2006

                                UNITED MORTGAGE TRUST
                             CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                                   2005                 2004
                                                   -----------------------------
Assets

Cash and cash equivalents                        $  5,548,421    $  1,331,798
Mortgage investments:
  Investment in trust receivable                    5,815,712      17,749,231
  Residential mortgages and contracts for
    deed foreclosed                                 1,494,122         867,591
  Interim mortgages, affiliates                    48,411,728      45,561,688
  Interim mortgages                                24,543,944      28,185,848
  Interim mortgages foreclosed                      2,426,532       2,025,830
  Reserve for loan losses                          (1,939,424)       (921,500)
                                                 ------------     -----------
Total mortgage investments                         80,752,614     93,468,688

Line-of-credit receivable, affiliate               30,317,037      28,721,639
Accrued interest receivable                           251,594         630,531
Accrued interest receivable, affiliate              1,294,829       3,375,970
Receivable from affiliate                             377,685         379,298
Recourse obligations, affiliates                    9,264,233           --
Equipment, less accumulated depreciation
  of $11,709 and $8,156, respectively                  14,147          17,700
Other assets                                        2,083,731       1,272,637
                                                 ------------    ------------
Total assets                                     $129,904,291    $129,198,261

Liabilities and Shareholders' Equity
Liabilities:
  Line-of-credit                                 $ 13,808,080    $ 12,030,000
  Dividend payable                                    822,000         937,846
  Accounts payable and accrued liabilities            114,583          75,098
                                                 ------------    ------------
Total liabilities                                  14,744,663      13,042,944

Commitments and contingencies                           --              --
Shareholders' equity:
  Shares of beneficial interest; $.01
    par value; 100,000,000 shares authorized;
    7,854,037 and 7,683,050 shares issued,
    respectively; and 7,055,119 and
    7,040,743 outstanding, respectively               78,541           76,831
Additional paid-in capital                       138,130,095      134,750,434
Advisor's reimbursement                              397,588          397,588
Cumulative distributions in excess of earnings    (7,680,676)      (6,386,352)
                                                ------------     ------------
                                                 130,925,548      128,838,501
                                                ------------     ------------
Less treasury stock, 797,582 and
  642,307 shares, respectively at cost           (15,765,920)     (12,683,184)
                                                ------------     ------------
Total shareholders' equity                         115,159,628      116,155,317
                                                  ------------     ------------

Total liabilities and shareholders' equity        $129,904,291     $129,198,261
                                                  ============     ============

See accompanying notes to consolidated financial statements.

                            UNITED MORTGAGE TRUST
                       CONSOLIDATED STATEMENTS OF INCOME
                                             Year Ended December 31,
                                         2005          2004          2003
                                      --------------------------------------
Revenues:
Interest income, affiliates           $11,242,004   $ 9,140,931   $ 6,252,884
Interest income, non-affiliates         3,771,731     4,748,517     5,823,457
                                      -----------   -----------   -----------
                                       15,013,735    13,889,448    12,076,341
Expenses:
  Provision for loan losses             3,741,579     2,788,116     2,172,197
  Interest expense                        472,820       179,609       146,196
  Loan servicing fees, affiliate           45,020       109,245       145,904
  Trust administration fee, affiliate     887,464       945,005       729,935
  General and administrative              620,618       401,465       292,990
                                      -----------    ----------   -----------
                                        5,767,501     4,423,440     3,487,222
                                      -----------    ----------   -----------

Net income                            $ 9,246,234   $ 9,466,008   $ 8,589,119
                                      ===========   ===========   ===========

Earnings per share of
  beneficial interest                       $1.32         $1.34         $1.47
                                      ===========   ===========   ===========
Weighted average shares
  outstanding                           7,026,311     7,051,313     5,859,639
                                      ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

                                  UNITED MORTGAGE TRUST
                     STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         Years Ended December 31, 2005, 2004 and 2003
                                                                                     Cumulative
                                     Shares of          Additional     Advisor's   Distributions
                                 Beneficial Interest      Paid-in      Reimburse-  in Excess of     Treasury
                                 Shares      Amount       Capital        ment        Earnings        Stock          Total
                                -------------------   ------------    --------     -----------    ------------   ------------
Balance at December 31, 2002    3,897,229   $38,972   $ 65,354,916    $397,588    $(1,535,323)    $(2,332,746)   $ 61,923,407

Proceeds from shares issued     2,525,499    25,255     44,241,276       --            --              --          44,266,531
Shares of beneficial interest
  released from potential
  redemption                    1,048,144    10,481     20,943,729       --            --              --          20,954,210
Purchase of treasury stock         --          --          --            --            --          (6,460,302)     (6,460,302)
Distributions ($1.84 per share)    --          --          --            --       (10,782,292)         --         (10,782,292)
Net income                         --          --          --            --         8,589,119          --           8,589,119
                                ---------   -------   ------------    --------   ------------     -----------    ------------
Balance at December 31, 2003    7,470,872    74,708    130,539,921     397,588     (3,728,496)     (8,793,048)    118,490,673

Proceeds from shares issued       211,752     2,118      4,198,288       --            --              --           4,200,406
Shares and adjustments not
  redeemed                            426         5         12,225       --            --              --              12,230
Purchase of treasury stock         --          --          --            --            --          (3,890,136)     (3,890,136)
Distributions ($1.72 per share)    --          --          --            --       (12,123,864)         --         (12,123,864)
Net income                         --          --          --            --         9,466,008          --           9,466,008
                                ---------   -------   ------------    --------   ------------    ------------    ------------
Balance at December 31, 2004    7,683,050    76,831    134,750,434     397,588     (6,386,352)    (12,683,184)    116,155,317

Proceeds from shares issued       170,987     1,710      3,379,662       --            --              --           3,381,372
Purchase of treasury stock         --          --          --            --            --          (3,082,736)     (3,082,736)
Distributions ($1.50 per share)    --          --          --            --       (10,540,559)         --         (10,540,559)
Net income                         --          --          --            --         9,246,234          --           9,246,234
                                ---------   -------   ------------    --------   ------------    ------------    ------------
Balance at December 31, 2005    7,854,037   $78,541   $138,130,095    $397,588   $ (7,680,676)   $(15,765,920)   $115,159,628
                                =========   =======   ============    ========   ============    ============    ============

See accompanying notes to consolidated financial statements.

                             UNITED MORTGAGE TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year Ended December 31,
                                                2005          2004          2003
                                           ----------------------------------------
-
Cash flow from operating activities:
  Net income                               $  9,246,234   $  9,466,008   $ 8,589,119
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Provision for loan losses               3,741,579      2,788,116     2,172,197
      Depreciation                                3,553          3,544         1,276
      Net amortization of discount on
        mortgage investments                     14,307         16,136       (22,281)
      Changes in assets and liabilities:
        Accrued interest receivable           2,460,078       (552,677)   (1,536,736)
        Other assets                           (811,094)      (360,851)     (627,759)
        Accounts payable and accrued
          liabilities                            39,485        (77,077)     (398,705)
            Net cash provided by            ------------   -----------     ---------
--            operating activities:          14,694,142     11,283,199     8,177,111
                                            ------------   -----------     ---------
--
Cash flow from investing activities:
  Investment in residential mortgages and
    contracts for deed                       (3,608,766)    (2,769,918)   (1,364,900)
  Principal receipts on residential
    mortgages and contracts for deed          2,557,088      6,044,912     5,314,398
  Proceeds from the sale of mortgage loans,
    securitization                            7,262,009      9,455,520         --
  Investment in interim mortgages           (81,202,207)   (77,448,678)  (99,815,148)
  Principal receipts on interim
    mortgages                                74,687,831     74,032,123    76,240,927
  Line of credit receivable, affiliate       (1,595,398)   (22,628,146)   (6,093,493)
  Receivable from affiliate                       1,613       (320,181)       50,477
            Net cash used in investing     -------------   -----------    ----------
--
            activities:                      (1,897,830)   (13,634,368)  (25,667,739)
                                           -------------   -----------    ----------
--
Cash flow from financing activities:
  Proceeds from issuance of shares of
    beneficial interest                       3,381,372      4,212,636    44,266,530
  Net borrowings (payments) on
    lines-of-credit, payable                  1,778,080     12,030,000    (6,245,000)
  Purchase of treasury stock                 (3,082,736)    (3,890,136)   (6,460,302)
  Shares of beneficial interest redeemed         --           (611,970)        --
  Distributions                             (10,656,405)   (12,257,018)  (10,517,715)
            Net cash provided by (used in) ------------    -----------    ----------
--
            financing activities:            (8,579,689)      (516,488)   21,043,513
                                           ------------    -----------    ----------
--
Net increase (decrease) in cash and
    cash equivalents                          4,216,623     (2,867,657)    3,552,885

Cash and cash equivalents at
  beginning of year                           1,331,798      4,199,455       646,570
                                           ------------    -----------     ---------
--
Cash and cash equivalents at
  end of year                              $  5,548,421   $  1,331,798   $ 4,199,455
                                           ============    ===========  ============
Supplemental cash flow information:
  Interest paid                            $    419,282   $    130,974   $   146,196
                                           ============    ===========  ============

See accompanying notes to consolidated financial statements.

                               UNITED MORTGAGE TRUST
                     Notes to Consolidated Financial Statements
                                 December 31, 2005

A.  NATURE OF BUSINESS

THE COMPANY

United Mortgage Trust (the "Company") is a Maryland real estate investment trust which qualifies as a real estate investment trust (a "REIT") under federal income tax laws. The Company invests exclusively in first lien, fixed rate mortgages secured by single-family residential property throughout the United States ("Mortgage Investments") and in secured loans to United Development Funding, L.P. ("UDF"), a Nevada limited partnership, that (a) originates and acquires loans for the acquisition and development of single-family home lots, referred to as land development loans, and enters into participation agreements with single-family residential real estate developers, referred to as equity participations. Such loans are originated by others to the Company's specifications or to specifications approved by the Company. Most, if not all, of such loans are not insured or guaranteed by a federally owned or guaranteed mortgage agency.

The Company has no employees. It pays UMT Advisors, Inc. a monthly trust administration fee for the services relating to the Company's daily operations that the Advisor uses to pay its employees who are directly and indirectly involved in the day-to-day management of the Company. The Company's Advisor and affiliated companies offices are located in Dallas, Texas.

THE ADVISOR

The Company uses the services of UMT Advisors, Inc. ("UMTA" or the "Advisor") to manage its day-to-day activities and to recommend investments for purchases. The Company's President, Christine "Cricket" Griffin, is an employee of the Advisor, for which she serves as President. Ms. Griffin is also president of UMTH General Services, L.P., a wholly owned subsidiary of UMT Holdings, L.P. ("UMT Holdings"), and she is a limited partner of UMT Holdings.

The Advisor is owned and controlled by Todd F. Etter and Timothy J. Kopacka, both of whom are limited partners of UMT Holdings. Mr. Etter is also a stockholder and director of the general partner of UMT Holdings, L.P., and the general partner of UDF. He is the sole owner of South Central Mortgage, Inc. ("SCMI"), a Texas corporation that has sold Mortgage Investments to the Company. In addition, he is a shareholder of Capital Reserve Group, Inc. ("CRG") and Ready America Funding Corp. ("RAFC"), both Texas corporations that used funds borrowed from the Company to make loans to other borrowers and assign such loans to the Company as security for CRG and RAFC obligations to the Company. UMT Holdings is the parent company of UMTH Lending Company, L.P. ("UMTHLC"), a Delaware limited partnership that sells interim mortgages to the Company, REO Property Company, L.P., ("REOPC"), a Delaware limited partnership that provides services to the Company, and of Prospect Service Corp. ("PSC"), a Texas corporation that services the Company's residential mortgages and contracts for deed.

ADVISORY AGREEMENT

UMTA is responsible for the day-to-day operations of the Company and for seeking out, underwriting and presenting Mortgage Investments to the Company for consideration and purchase, under the guidance of the Company's trustees. In that regard, it employs the requisite number of staff to accomplish these tasks, leases its own office space and pays its own overhead. The Company pays a trust administration fee for services rendered by the Advisor.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At
December 31, 2005 and 2004, the Company had $5,548,421 and
$1,331,798, respectively, of investments in cash and cash equivalents.

RESIDENTIAL MORTGAGES, CONTRACTS FOR DEED AND INTERIM MORTGAGES

Residential mortgages, contracts for deed and interim mortgages are recorded at the lower of cost or estimated net realizable value, net of discounts and loan acquisition costs paid to the Advisor. The Mortgage Investments are collateralized by real property owned by the borrowers.

The loan acquisition fees and discounts on the notes are amortized using the effective interest method over the estimated life of the mortgages (5 and 1/2 years). At December 31, 2005 and 2004, the unamortized discount amounted to $302,318 and $327,049, respectively and the unamortized loan acquisition costs amounted to $359,850 and $398,888, respectively.

The majority of residential mortgages and contracts for deed are 360 months real estate lien notes that are purchased by the Company from several sources, including SCMI, an affiliate of the Advisor. Interim mortgages are real estate lien notes purchased by the Company from various sources including affiliates of the Advisor. Interim mortgages have terms of 12 months or less. The Company is not a loan originator nor does it purchase Mortgage Investments for resale. The Company intends to hold Mortgage Investments for their lives.

As of December 31, 2005, the Company's interim mortgages had an average interest rate of 13.78%, an average annual yield of 12.98%, average loan-to-value ratio of 69.80%, average unpaid principal balance of $72,000 and a remaining term of under 12 months. As of December 31, 2005, the Company's residential mortgages and contracts for deed has an average interest rate of 11.71%, average yield of 10.86%, average loan-to-value ratio of 86.36%, average unpaid principal balance of $53,000 and a remaining term of 321 months.

Generally, the Company does not retain servicing rights on its Mortgage Investments. The Company relies on various servicing sources, including affiliated companies, to service its Mortgage
Investments.

INTEREST INCOME ACCRUAL

The Company's portfolio of residential mortgages, contracts for deed, interim mortgages and UDF line of credit produce monthly interest income, however, the Company may not receive interest income on a particular loan if a borrower fails to make its monthly interest payment.

The Company has two types of loans and its accrual method differs for them: nonrecourse loans and recourse loans.

A nonrecourse loan is one that is not currently covered under a recourse agreement. The vast majority of the Company's nonrecourse loans are residential mortgages and contracts for deed.
A recourse loan is one that is covered under a recourse agreement that obligates either a third party guaranteeing the performance of a loan, or a borrower that has made a corresponding loan to another party (the "underlying borrower"), to repay the loan to the Company if the underlying borrower defaults. The vast majority of the Company's recourse loans are interim mortgages made to borrowers that make corresponding loans which are pledged to the Company as security for the borrower's obligations to the Company. All loans that the Company makes to affiliates of its Advisor are recourse loans.

With respect to nonrecourse loans, the Company will accrue interest if determined based on the underlying borrower's payment history and based on analysis by the loan servicing staff, when applicable, that the likelihood of an interest payment being made is probable. The Company will cease accruing interest when the likelihood an interest payment will be made is less than probable, generally if a payment is later than 60 days past due. If and when the loan is foreclosed, the Company no longer considers the property to be income producing and reclassifies it as foreclosed.

With respect to recourse loans, the Company's borrower, or a guarantor, is obligated to pay all interest accrued and principal at the end of the loan term, or extensions thereof. As a result, the Company continues to accrue interest on recourse loans even if the likelihood that the underlying borrower will make an interest payment is less than probable. Interest on recourse loans continues to accrue until the loan is fully paid off.

There is no assurance that the interest income accrued by the Company will be paid by a borrower. When income is accrued with respect to a foreclosed loan, the Company sells the mortgage property and receives proceeds from the sale. The Company first applies the proceeds to any accrued interest related to the loan and then applies the balance of the proceeds to the outstanding loan balance. If the proceeds from the sale of the property are not sufficient to reduce the outstanding loan balance to zero, the remaining balance is referred to as the "charge-off amount". The charge-off amount is recorded against the mortgage investment loss reserve: accrued interest income, plus the outstanding loan balance, less proceeds from the sale of the property equals the amount charged-off against loss reserves. If the loan was a recourse loan, the Company's borrower or a guarantor is obligated to pay the remaining balance with interest. If the loan was a recourse loan, the borrower or guarantor, as applicable, would deliver a deficiency note ("deficiency note") to the Company for the remaining balance.

On March 30, 2006, but effective as of December 31, 2005, all outstanding amounts owed by certain of the Company's affiliates under (1) loans made by the Company to such affiliates, (2) deficiency notes from such affiliates to the Company and (3) the estimated maximum future liability to the Company under recourse arrangements, were consolidated into secured, variable amount promissory notes delivered by such affiliates to the Company.

LOAN LOSS RESERVES

Loss reserves are established when a trend becomes clear that indicates the current market value of foreclosed properties is less than the outstanding balances of loans plus accrued interest. A loss reserve is created based on a quarterly analysis of historical default rates and historical realization on foreclosed properties. It is calculated as the difference between the outstanding loan balance of a foreclosed property, plus accrued interest income, less the estimated proceeds from the sale of the foreclosed property. During 2005 the Company calculated its loan loss reserve at a rate of 42% of the unpaid principal balance of foreclosed residential mortgages and contracts for deed and 26% of foreclosed interim mortgages. It projected its residential mortgages and contracts for deed default rate at 7.75% of the remaining outstanding unpaid principal balance of the loans and reserved 42% of that figure. It projected its interim mortgage default rate at 1.55% of the remaining outstanding unpaid principal balance of the loans and reserved 26% of that figure.

The changes in the reserve for loan losses during the years ended
December 31, 2005, 2004, and 2003 are summarized as follows:

                                   2005           2004         2003
                                ----------    ----------    ----------
Balance, beginning of year      $  922,000    $  350,000    $    -
Provision for loan losses        3,742,000     2,789,000     2,172,000
Loans charged off                2,725,000     2,217,000     1,822,000

Balance, end of year            $1,939,000    $  922,000    $  350,000
                                 ==========    ==========    ==========

ACCOUNTING FOR AND DISPOSITION OF FORECLOSED PROPERTIES

When the Company takes possession of real estate through foreclosure it attempts to resell the property to recover all costs associated with the default, including legal fees, transaction costs, and repair expenses. Repair expenses are capitalized as the Company treats them as a construction draw. Upon sale of the property, a gain or loss is recorded. Net gains are taxable and, if material, are distributed to shareholders as capital gains. Losses are expensed. The Company has elected to treat property acquired through foreclosure as "foreclosure property" and has reported it as such in the Company's informational federal tax filings. In the event that a foreclosed property is sold for less than the book value associated therewith, the Company realizes a loss and classifies any amount received in excess of the Company's basis as a capital contribution. If a foreclosed loan is subject to a recourse agreement with a third party and is not fully repaid, the third party delivers a new promissory note to the Company in the amount of the deficiency. These promissory notes are paid in installments and the Company recognizes amounts paid under these notes in excess of the Company's basis in the relevant underlying loan as a capital contribution when such amounts are paid.

EQUIPMENT

Equipment is recorded at cost and depreciated using the straight-line method over the five-year expected useful lives of the assets. Expenditures for normal maintenance and repairs are charged to expense as incurred, and significant improvements are capitalized.

INCOME TAXES

The Company intends to continue to qualify as a REIT under the
Internal Revenue Code of 1986 the ("Code") as amended.   A REIT is
generally not subject to federal income tax on that portion of its REIT taxable income ("Taxable Income"), which is distributed to its shareholders provided that at least 90% of Taxable Income is distributed. No provision for taxes has been made in the financial statements, as the Company believes it is in compliance with the requirements in the Code for the treatment as a REIT. Dividends paid to shareholders are considered ordinary income for income tax purposes.

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

DISTRIBUTION POLICY AND DISTRIBUTIONS DECLARED

The Company makes distributions each year (not including return of capital for federal income tax purposes) equal to at least 90% of the REIT's taxable income. Since September 1997 the Company has made monthly distributions to its shareholders and intends to continue doing so. The trustees declare the distribution rate quarterly and make the distribution monthly for shareholders of record as of the 15th of the following month at the end of the following month. Although the Company does not intend to make distributions in excess of earnings, it has done so in each of the five years ended December 31, 2005.

SHARES OF BENEFICIAL INTEREST OPTIONS

At December 31, 2005, 2004 and 2003, the Company had options to purchase shares of beneficial interest outstanding, which are described more fully in Note D. The Company accounts for its options to purchase shares of beneficial interest under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The pro forma effect on net income if the Company had applied the fair value of recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation as of the years ended December 31, 2005, 2004 and 2003 was nominal and is not disclosed.

FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes additional information in these notes to the Company's financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash equivalents, accrued interest receivable, receivable from affiliate, accounts payable and accrued liabilities approximate the carrying value due to the relatively short maturity of these instruments. The carrying value of residential mortgages and contracts for deed, interim mortgages, line of credit receivable from affiliate, recourse obligations from affiliates and the Company's line of credit payable also approximate fair value since these instruments bear market rates of interest. None of these instruments are held for trading purposes.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS 123R, "Share-Based Payment," which is a revision of SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion 25, "Accounting for Stock Issued to Employees". SFAS 123R focuses primarily on share-based payments for employee services, requiring these payments to be recorded using a fair-value-based method. The use of APB 25's intrinsic value method of accounting for employee stock options has been eliminated. As a result, the fair value of stock options granted to employees in the future will be required to be expensed. The impact on the results of operations of the Company will depend on the number of options granted and the fair value of those options. FASB 123R will be effective for the Company in 2006. Historically the number of options granted by the Company have been nominal and the Company does not believe SFAS 123R will have a significant impact on results of operations.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current year presentation.

C. LINE-OF-CREDIT PAYABLE

On November 8, 2004, with trustee approval, the Company entered into a three year loan agreement with a $15 million revolving credit facility. The line of credit payable was collateralized by certain interim mortgages. Interest on the outstanding balance accrues at the higher of the Prime Rate or the sum of the Federal Funds rate plus 1/2% per annum. With trustee approval, on December 27, 2005, the company amended the revolving credit facility to increase the amount available to borrow up to $17 million. Outstanding balance on the credit facility at December 31, 2005 and 2004 were $13,808,080 and $12,030,000, respectively.

D.  OPTIONS TO PURCHASE SHARES OF BENEFICIAL INTEREST

For each year in which an Independent Trustee of the Company serves, the Trustee receives 5-year options vested upon grant to purchase
2,500 shares of Company stock at $20 per share.

Following is a summary of the options transactions:

                                           2005      2004      2003
                                          --------------------------
-
Outstanding at beginning of year           40,000   45,000   47,500
   Granted                                  7,500    7,500    7,500
   Expired                                (10,000) (12,500) (10,000)
   Exercised                                  --      --       --
                                           ------   ------   ------
Outstanding at end of year                 37,500   40,000   45,000
                                           ------   ------   ------
Exercisable at end of year                 37,500   40,000   45,000
                                           ------   ------   ------

Exercise price per share                   $20.00   $20.00   $20.00
                                           ------   ------   ------

E.  RELATED PARTY TRANSACTIONS

1) United Mortgage Trust has made loans to (a) CRG, which is owned by Todd Etter and William Lowe, (b) RAFC, which is owned by SCMI and two companies owned by Craig Pettit, Eastern Intercorp, Inc. and Ready Mortgage Corp. ("RMC"), and (c) SCMI, which is owned by Todd Etter, (these companies are referred to as the "originating companies"), each of which has used the funds to originate loans, which are referred to as "underlying loans," that are pledged to United Mortgage Trust as security for such originating company's obligations to United Mortgage Trust. When principal and interest on an underlying loan are due in full, at maturity or otherwise, the corresponding obligation owed by the originating company to United Mortgage Trust is also due in full.

In addition, some of the originating companies have sold loans to United Mortgage Trust, referred to as the "purchased loans," and entered into recourse agreements under which the originating company agreed to repay certain losses United Mortgage Trust incurred with respect to purchased loans.

If the originating company forecloses on property securing an underlying loan, or United Mortgage Trust forecloses on property securing a purchased loan, and the proceeds from the sale are insufficient to pay the loan in full, the originating company has the option of (1) repaying the outstanding balance owed to United Mortgage Trust associated with the underlying loan or purchased loan, as the case may be, or (2) delivering an unsecured deficiency note in the amount of the deficiency to United Mortgage Trust.

On March 30, 2006, but effective December 31, 2005, the Company and each originating company agreed to consolidate (1) all outstanding amounts owed by such originating company to the Company under the loans made by the Company to the originating company and under the deficiency notes described above and (2) the estimated maximum future liability to the Company under the recourse arrangements described above, into secured promissory notes. Each originating company issued to the Company a secured variable amount promissory note dated December 31, 2005 (the "Secured Notes") in the principal amounts shown below, which amounts represent all principal and accrued interest owed as of such date. The initial principal amounts are subject to increase up to the maximum amounts shown below if the Company incurs losses upon the foreclosure of loans covered by recourse arrangements with the originating company. The Secured Notes (including related guaranties discussed below) are secured by an pledge of the distributions on the Class C units, Class D units and Class EIA units of limited partnership interest of UMT Holdings held by each originating company.

Name  Initial Principal  Maximum Principal   Units Pledge
            Amount            Amount         as Security
-----------------------------------------------------------------------
-------
CRG      $ 2,725,442       $ 3,372,904       4,984 Class C
RAFC     $ 3,243,369       $ 5,274,436       6,739 Class C and all EIA
units
SCMI     $ 3,295,422       $ 3,448,643       4,000 Class C

The Secured Notes bear interest at a rate of 10% per annum. The CRG and RAFC Secured Notes mature in 15 years. The SCMI Secured Note matures in approximately 22 years, which was the initial amortization of the deficiency notes from SCMI that were consolidated. The Secured Notes require the originating company to make monthly payments equal to the greater of (1) principal and interest amortized over 180 months and 264 months, respectively, or 2) the amount of any distributions paid to the originating company with respect to the pledged Class C units.

The Secured Notes have also been guaranteed by the following entities under the arrangements described below, all of which are dated effective December 31, 2005:

*	UMT Holdings. This guaranty is of all amounts due under all of the Secured Notes and is unsecured.
*	WLL Ltd., an affiliate of CRG. This guaranty is of all amounts due under Secured Note from CRG is non-recourse and is secured by an assignment of 2,492 Class C Units and 732 Class D units of limited partnership interest of UMT Holdings held by WLL, Ltd.
*	RMC. This guaranty is non-recourse, is limited to 50% of all amounts due under the Secured Note from RAFC and is secured by an assignment of 3,870 Class C units of limited partnership interest of UMT Holdings.

In addition, WLL Ltd. has obligations to UMT Holdings under an indemnification agreement between UMT Holdings, WLL, Ltd. and William Lowe, under which UMT Holdings is indemnified for certain losses on loans and advances made to William Lowe by UMT Holdings. That indemnification agreement allows UMT Holdings to offset any amounts subject to indemnification against distributions made to WLL Ltd. with respect to the Class C and Class D units of limited partnership interest held by WLL, Ltd. Because WLL, Ltd. has pledged these Class C and Class D units to the Company to secure its guaranty of Capital Reserve Corp.'s obligations under its Secured Note, UMT Holdings and the Company entered into an Intercreditor and Subordination Agreement under which UMT Holdings has agreed to subordinate its rights to offset amounts owed to it by WLL Ltd. to the Company's lien on such units.

2) Capital Reserve Group, Inc. ("CRG") is a Texas corporation that is 50% owned by Todd Etter, an officer and principal shareholder of the Advisor. CRG was in the business of financing home purchases and renovations by real estate investors. The Company loaned money to CRG to make loans to other borrowers. The unpaid principal balance of the loans at year end 2005 was approximately $2,030,000.

3) Ready America Funding ("RAFC") is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter, who is Chairman of the Advisor. RAFC is in the business of financing interim mortgages for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors. The Company will continue to loan money to RAFC to fund obligations under existing loans to other borrowers which have been collaterally assigned to the Company. The unpaid principal balance of the loans at year end 2005 was approximately $21,087,000.

4) UMT Holdings, L.P. ("UMT Holdings") is a Delaware limited partnership which is in the real estate finance business. UMT Holdings and the Company have entered into an Agreement and Plan of Merger dated September 1, 2005. Christine "Cricket" Griffin, the Company's President; Todd Etter and Tim Kopacka, who own 100% of the Company's Advisor; Craig Pettit, who owns 100% of Ready Mortgage Corp., which in turn owns 50% of RAFC; and William Lowe, who owns 50% of CRG, are limited partners in UMT Holdings. Ms. Griffin and Mr. Kopacka are officers of UMTH General Services, L.P. and UMTH Funding Services, L.P., respectively, both subsidiaries of UMT Holdings. Mr. Etter is a shareholder and director of UMT Services, Inc., the general partner of UMT Holdings. REO Property Company ("REOPC") is a subsidiary of UMT Holdings that provides real estate management services to the Company, Prospect Service Corp. is a subsidiary of UMT Holdings that acts as a mortgage servicer for the Company, and UMT Holdings holds a 99% limited partnership interest in UMTH Land Development, L.P., which holds a 50% profit interest in UDF and acts as UDF's asset manager. UMT Holdings has guaranteed the obligations of CRG, RAFC and SCMI under the Secured Notes.

UMTH Lending, L.P. ("UMTHL") is a Delaware limited partnership owned by UMT Holdings. The Company has loaned and will continue to loan money to UMTHL to make loans to other borrowers. The loans are then collaterally assigned to the Company as security for the promissory note between UMTHL and the Company. The unpaid principal balance of the loans at year end 2005 was approximately $24,164,000.

5) REOPC is a Texas limited partnership owned by UMT Holdings. Its mission is to manage and sell REO properties, including the Company's, for which it receives a fee. The Company has loaned money to REOPC to acquire foreclosed properties from CRG. The unpaid principal balance of the loans at year end 2005 was approximately $788,000. The Company pays a monthly property management fee to REOPC for managing its REO properties. The fee is calculated as 0.8% of the Company's basis in the property. Fees paid in 2005, 2004 and 2003, respectively, were approximately $24,000, $23,000 and $26,000. The Company paid real estate sales commissions to REOPC in 2005 of approximately $75,000. No commissions were paid to REOPC prior to 2005.

6) RMC, a Texas based real estate finance company, is owned by Craig Pettit, who is a limited partner of UMT Holdings. The Company loaned money to RMC to make loans to other borrowers. The loans were then collaterally assigned to the Company as security for the promissory note between RMC and the Company. The unpaid principal balance of the remaining loans at year end 2005 was approximately $192,000.

7) United Development Funding, L.P. ("UDF") is a Nevada real estate finance company in which UMT Holdings holds a limited partnership profit interest. On January 1, 2005, effective September 30, 2004, with Trustee approval the Company extended a secured line of credit to UDF in the amount of $30,000,000 with which they have funded loans to real estate developers. The principal balance at year end 2005 was approximately $30,317,000.

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

The entire Loan is secured by the pledge of all of UDF's land development loans and equity investments. The UDF loans may be first lien loans or subordinate loans. The LTI portion may not exceed $12,000,000 and bears interest at an annualized percentage rate of 15% with interest payable monthly. The BLI portion may not exceed $18,000,000 and is secured by the pledge to the Company of UDF's rights under first lien loans made by UDF to developers for the acquisition of pre-development residential real estate. The BLI portion is additionally secured by the pledge to the Company of all of UDF's rights under the land development loans and equity investments UDF has made. The BLI portion bears interest at an annualized percentage rate of 13.5% with interest payable monthly.

The Loan is subordinate to UDF Senior Debt, which consists of a loan guaranty to Colonial Bank in the amount of approximately $8,750,000 and a $10,000,000 line of credit provided by Coppermark Bank.

8) SCMI is a Texas based mortgage bank of which the sole beneficial shareholder is Todd Etter, an officer and principal shareholder of the Advisor. Christine "Cricket" Griffin, the Company's President and one of its trustees, was the Chief Financial Officer of SCMI from June 1995 until July 1996. The Company loaned money to SCMI to make loans to other borrowers. The loans were then collaterally assigned to the Company as security for the promissory note between SCMI and the Company. The unpaid principal balances of the remaining loans at year end 2005 was approximately $150,000.

9) Loans made to affiliates of the Advisor. Below is a table of the aggregate principal amount of mortgages funded each year indicated, from the companies affiliated with the Advisor, and named in the table and aggregate amount of draws made by UDF under the line of credit, during the three years indicated:

Affiliate Company       2005           2004           2003
-------------------------------------------------------------
CRG                $    --         $ 1,704,000    $13,585,000
RAFC               $14,145,000     $24,203,000    $24,176,000
REOPC              $   218,000     $   894,000    $ 1,735,000
RMC                $ 1,129,000     $   856,000    $13,431,000
SCMI               $    --         $     --       $   128,000
UMTHLC             $33,058,000     $16,887,000    $17,198,000
UDF                $43,966,000     $48,856,000    $ 7,771,000

All loans purchased from affiliates during the past three years have been purchased at par value.

10) The Company has an Advisory Agreement with UMT Advisors, Inc. ("UMTA"). Under that agreement UMTA is paid a monthly trust administration fee. The fee is calculated monthly as 1/12 of 1/2 of 1% of the first $50,000,000 in income producing assets and 1/12 of 1% of assets exceeding $50,000,000. During 2005, 2004 and 2003 the fees paid were approximately $887,000, $945,000 and $730,000, respectively. The Company also paid fees to UMTA related to the Bayview transactions of $146,000 and $188,000 in 2005 and 2004, respectively.

The terms of the UMTA Advisory Agreement calculates the acquisition fee (paid for sourcing suitable investments) as 3% of net offering proceeds (net offering proceeds are gross offering proceeds less commissions and marketing reallowances.) No acquisition fees paid were paid in 2005 and 2004. In 2003 fees totaled approximately $1,248,000.

11) The Company pays a loan servicing fees to PSC, a subsidiary of UMT Holdings, under the terms of a Mortgage Servicing Agreement. The Company paid loan servicing fees of approximately $45,000, $109,000 and $146,000 during 2005, 2004 and 2003, respectively.


F. MERGER AGREEMENT

The Company, UMT Holdings and UMT Services, Inc., the general partner of UMT Holdings, have entered into an Agreement and Plan of Merger, dated as of September 1, 2005, as amended, under which the Company would be merged with and into UMT Holdings. The merger is subject to the approval of holders of eighty percent of the Company's outstanding shares of beneficial interest, as well as other customary closing conditions.

The Agreement and Plan of Merger provides that each holder of shares of beneficial interest of the Company at the time of the closing of the merger would receive in exchange for each share of beneficial interest held, one 8.5% Class A Senior Subordinated Debenture issued by UMT Holdings (a "Class A Debenture"). The Class A Debentures will have a ten year term, an original principal amount of $20 and an annual interest rate of 8.5%, which interest shall be payable monthly.

G.  COMMITMENTS AND CONTINGENCIES

CONCENTRATION OF CREDIT

Financial instruments that potentially expose the Company to concentrations of credit risk are primarily temporary cash equivalents, mortgage notes receivable, investment in trust receivable, line of credit receivable, affiliate and recourse obligations from affiliates. The Company maintains deposits primarily in three financial institutions. The deposits may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2005, 2004, the Company had balances in two of the three institutions exceeding the FDIC insurance limits by approximately $5,408,000 and $1,479,000, respectively.

At December 31, 2005 and 2004, 68% and 80%, respectively, of the
Company's investments were secured by property located in Texas. All of the Company's mortgage investments are in the United States.

The line of credit receivable, affiliate and recourse obligations, affiliates, are monitored by the Company for collectibility, and the Company believes the amounts will be fully collectible.

H. QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected financial data (unaudited) for the years ended December 31, 2005 and 2004 is set forth below:

                                              Net Income (Loss)      Weighted
                                                  Per Share       Average Shares
     2005          Revenues     Net Income      Basic/Diluted      Outstanding
--------------   -----------    -----------   -----------------   --------------
First quarter    $ 3,542,742    $ 1,700,112      $  0.24           7,031,366
Second quarter     3,723,820      2,846,816         0.40           7,030,468
Third quarter      3,877,168      2,600,441         0.37           7,003,263
Fourth quarter     3,870,005      2,098,865         0.30           7,040,149

For the year     $15,013,735   $  9,246,234      $  1.32           7,026,311
--------------   -----------   ------------   -----------------   --------------
    2004
--------------   -----------    -----------   -----------------   --------------
First quarter    $ 3,304,618    $ 2,655,566      $  0.38           7,039,222
Second quarter     3,190,536      2,471,506         0.35           7,064,757
Third quarter      3,404,317      2,462,450         0.35           7,049,777
Fourth quarter     3,989,977      1,876,486         0.26           7,051,494

For the year     $13,889,448   $  9,466,008      $  1.34           7,051,313

The Company's shares are not traded on an exchange. Until September 2005 when the Company announced that the Agreement and Plan of Merger was signed, it purchased shares from shareholders under its share repurchase plan. Under the plan the Company could purchase annually up to 5% of the outstanding shares at between $18 and $20 per share.

I. Investment in Trust, Receivable

Prior to the Bayview securitization in 2004, all residential mortgages and contracts for deed were transferred to a qualified special purpose entity, wholly-owned by the Company.

J. Securitizations
On January 28, 2005, United Mortgage Trust and two of its wholly-owned subsidiaries, UMT LT Trust as the "Seller" and UMT Funding Trust as the "Depositor," both Maryland real estate investment trusts, simultaneously entered into agreements described below for the securitization of $9,700,797 principal amount of United Mortgage Trust mortgage loans through the private issuance of $ 7,275,598 in 9.25% Class A Notes ("Notes"). The Notes, together with $2,425,199 in Class B Certificates (the "Certificates"), collectively referred to as the "Securities" were issued by Wachovia Bank as Trustee pursuant to a Trust Agreement dated as of January 1, 2005 between the Bank and the Depositor. The Class A Notes were then sold by the Depositor to Bayview Financial, L.P. ("Bayview"), pursuant to a Purchase Agreement dated as of January 26, 2005 (the "Note Purchase Agreement") between Bayview, the Depositor and United Mortgage Trust. The Notes were sold pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.
The Securities evidence the entire beneficial ownership interest in a Trust Fund created under the Trust Agreement, which consists of a pool of performing first lien residential mortgage loans and contracts for deed (the "Mortgage Loans") with an aggregate principal balance of $9,700,797 as of January 1, 2005. United Mortgage Trust transferred the Mortgage Loans (excluding the servicing rights) to the Seller as a capital contribution and the Seller sold the Mortgage Loans to the Depositor pursuant to a Mortgage Loan Sale Agreement dated as of January 1, 2005. The Investor and the securitization trust have no recourse to the Company's other assets for failure of debtors to pay when due. The Company's retained interests are subordinate to the Investor's interests. The value of the transferred mortgage loans is subject to credit and prepayment risks. The Class B Certificates give the Depositor the right to receive all remaining monthly interest after all payments due on the Class A Notes and all principal and interest on the Mortgage Loans after retirement of the Class A Notes. The Class B Certificates will be retained by the Depositor. Simultaneously with the Depositor's conveyance of the Mortgage Loans to the Trustee and pursuant to the terms of a Servicing Rights Transfer Agreement dated as of January 1, 2005 United Mortgage Trust, as owner of the servicing rights to the Mortgage Loans, transferred the servicing rights to the Mortgage Loans to Bayview and, pursuant to a SubServicing Agreement dated as of January 1, 2005 Prospect Service Corp., a related party of the Company, agreed with Bayview to act as sub-servicer of the Mortgage Loans.

On April 13, 2004, the Company, through UMT LT Trust and UMT Funding Trust, completed a securitization of approximately $12.6 million in principal amount of mortgage loans carrying a weighted average interest rate of 11.66% and sold approximately $9.5 million of such securitized loans to Bayview Financial Trading Group, L.P. ("Investor"). In connection with the securitization, the

Company retained servicing responsibilities and a $3.1 million subordinated interest. The Company will receive annual servicing fees of 0.5 percent of the outstanding balance, which the Company has assigned to PSC. The Company did not record a servicing asset or liability for the servicing rights retained as the fees will be paid directly to PSC.

The Company has rights to future cash flows arising after the Investor in the securitization trust has received the return for which they are contracted, 9.25 percent.

Gain or loss on the sale of the mortgage loans depends in part on the previous carrying value of the loans involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair market value at the date of transfer. To obtain fair values, quoted market prices are used if available. However, quotes were not available for the Company's retained interests, so the Company estimated fair value based on the present value of future expected cash flows using management's best estimate of the key assumptions: credit losses, prepayment rates and discount rates commensurate with the risks involved. The Company used an expected weighted-average life of 5.5 years. Based on expected credit losses of 1.5%, prepayment rate of 18.2% and a discount rate of 11.0%, no gain or loss was recognized related to the sale of these mortgage loans as the carrying value approximated the fair value at the date of the securitization.

The sensitivity to an immediate 10% and 20% adverse change in the assumptions used to measure fair value of the securitized mortgage loans is as follows:

FOR THE 2005 SECURITIZATION
Prepayment speed assumption (annual rate):
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

FOR THE 2004 SECURITIZATION
Prepayment speed assumption (annual rate):
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
       An evaluation was performed by the Company's management, consisting of the individual who serves as our Chief Executive Officer and Chief Financial Officer, of the effectiveness of Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2005. Based on such evaluation, management has concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

     There have been no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter of 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

	On March 30, 2006 but effective as of December 31, 2005, we entered into several instruments and agreements with affiliates of the Advisor to consolidate certain amounts owed to us by those companies under loans we made to them. Those instruments and agreements and the related transactions are described above under "Management's Discussion and Analysis of Financial Condition of the Company - Recourse Obligations." Those instruments and agreements have been included as Exhibits 10.11 through 10.18 of this report.

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

                      OUR TRUSTEES AND OFFICERS

     Our trustees and officers are as follows:

     Name                          Age         Offices Held
     ------------------------      ---         ------------------------------
     Christine "Cricket" Griffin   53          Trustee, Chairman of the Board,
                                                   President and Chief
                                                   Financial Officer
     Richard D. O'Connor, Jr.      51          Independent Trustee
     Paul R. Guernsey              55          Independent Trustee
     Douglas R. Evans              60          Independent Trustee
     Michele A. Cadwell            53          Trustee

     Christine "Cricket" Griffin has been our President and Chief Financial Officer and a Trustee since July 1996. Ms Griffin also serves as President of our Advisor, UMT Advisors, Inc., since its inception. In addition, since 2003 Ms. Griffin has been a limited partner of UMT Holdings, is Secretary of the UMT Holdings group of subsidiaries and is president of UMTH General Services. From June 1995 until July 1996, Ms. Griffin served as Chief Financial Officer of SCMI, a Texas based mortgage banking firm that is an Affiliate of the Advisor and that sells Mortgages and provides mortgage servicing services to us. Her responsibilities at SCMI included day-to-day bookkeeping through financial statement preparation, mortgage warehouse lines administration, and investor communications and reporting. Additionally, Ms. Griffin was responsible for researching and implementing a note servicing system for SCMI and its subservicer. Before joining SCMI, Ms. Griffin was Vice President of Woodbine Petroleum, Inc., a publicly traded oil and gas company for 10 years, during which time her responsibilities included regulatory reporting, shareholder relations, and supervision. Ms. Griffin is a 1978 graduate of George Mason University, Virginia with a Bachelor of Arts degree, summa cum laude, in Politics and Government.

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

     Michele A. Cadwell has been one of our trustees since August 1997. She has been a fee attorney for Commonwealth Land Title of Dallas, Texas, since 1999. From 1998 to 1999, Ms. Cadwell was Manager - Onshore Land Operations with EEX Corp. Her primary responsibilities include drafting and negotiating exploration and marketing agreements, analysis of legislation and regulatory proposals, researching complex mineral titles, organization and management of non-core property divestitures, settlement of land owner disputes and advising and testifying on matters before the Oklahoma Corporation Commission. From 1980 until 1998 she was employed with Enserch Exploration, Inc. as Senior Land Representative. Ms. Cadwell is a 1974 graduate of the University of Oklahoma with a Bachelors of Arts Degree in English and a Juris Doctor Degree in 1978. She is admitted to both the Oklahoma and Texas bars.

     We do not have an audit committee, nor do we have a trustee that meets the criteria for an audit committee financial expert.

                                THE ADVISOR

     We use the services of UMT Advisors, Inc., whom we refer to as our "Advisor", to manage our affairs and to select the investments we purchase. Our President, Christine "Cricket" Griffin, is an employee of our Advisor. The Advisor is owned and controlled by Todd F. Etter and Timothy J. Kopacka. Mr. Etter is an Affiliate of South Central Mortgage, Inc. ("SCMI"), a Texas corporation that sells mortgage investments to us and of PSC, which services some of our residential mortgages. Mr. Etter is also an Affiliate of Capital Reserve Group, Inc. ("CRG"),and through SCMI, Ready America Funding ("RAFC"), UMT Holdings both Texas corporations that sell interim mortgages to us and service those interim mortgages for us. We entered into the Advisory Agreement with our Advisor effective on January 1, 2001.

     The directors and officers of UMT Advisors, Inc. are set forth below. These officers of the Advisor may also provide services to us on behalf of the Advisor.

Name                           Age          Offices Held
------------------             ---          ------------------------
Todd Etter                     55           Chairman
Christine "Cricket" Griffin    53           President
Timothy J. Kopacka             46           Executive Vice President/Secretary

     Todd Etter has been Chairman of UMT Advisors, Inc. since its formation in 2000. He was President of Mortgage Trust Advisors, Inc., our former Advisor since 1996. Mr. Etter is 50% owner and a director of CRG. In addition, Mr. Etter, through SCMI, is a 50% owner of RAFC. Since 2003 Mr. Etter has been a limited partner of UMT Holdings and stockholder and director of the general partner of UMT Holdings. Since 1997, Mr. Etter has been a registered representative of First Financial United Investments Limited, which is one of our Participating Dealers for our share offerings. In 1992 he formed and since that date has served as President of SCMI. In 1982 he formed South Central Financial Group, Inc., a Dallas, Texas based investment-banking firm and continues to serve as its President. From 1980 through 1987 Mr. Etter served as a Principal of South Central Securities, a NASD member firm. During the period 1980-1992 he sourced over $37 million in capital for cable television, real estate and child care center investments. From 1974 through 1981, he was Vice President of Crawford, Etter and Associates, a residential development, marketing, finance and construction company. In total, Crawford, Etter and Associates developed over 1,000 residential lots, marketed over 800 single-family homes and constructed over 400 homes. Mr. Etter received a Bachelors of Arts degree from Michigan State University in 1972.

     Christine "Cricket" Griffin. Ms. Griffin has served as President of UMT Advisors, Inc. since its inception. For Ms. Griffin's biographical information, please see above under "Trustees and Officers".

     Timothy J. Kopacka has served as Vice-President of UMT Advisors, Inc. since its formation in 2000. In addition, since 2003 Mr. Kopacka has been a limited partner of UMT Holdings and president of UMTH
Funding Services, a subsidiary of UMT Holdings. Since 1996, Mr. Kopacka has served as Vice President of Mortgage Trust Advisors, Inc., the Company's former Advisor. Since 1984, he has been President of Kopacka & Associates, Inc., dba Grosse Pointe Financial, a financial advisory firm. From 1987 to 1990, he served as Vice President of Marketing and Operations for Kemper Financial Services in their retirement plans division. From 1980 to 1983, he was employed with Deloitte, Haskins & Sells, an international accounting and consulting firm. From 1983 through 1986, Mr. Kopacka was Chief Financial Officer for Federal Tax Workshops, Inc., an educational and consulting firm for CPA's. Mr. Kopacka, a Certified Public Accountant, received a Bachelors of Arts degree in Accounting and Finance from Michigan State University. He is a member of the Michigan Association of CPA's, the Hawaii Association of Public Accountants and the American Institute of CPA's.

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

     The Advisor may engage in other business activities related to real estate, mortgage investments or other investments whether similar or dissimilar to those made by us or act as advisor to any other person or entity having investment policies whether similar or dissimilar to ours (including other REITs). However, except for the allocation of investments between us and other affiliated programs as described in related party transactions, the officers and directors of the Advisor and all persons controlled by the Advisor and its officers and directors may take advantage of an opportunity for their own account or present or recommend it to others, they are obligated to present an investment opportunity to us if (1) that opportunity is of a character which could be taken by us, (2) that opportunity is compatible with our investment objectives and policies and (3) we have the financial resources to take advantage of that opportunity.

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

CODE OF ETHICS

    Our Board of Trustees has adopted a Code of Conduct and Business Ethics that is applicable to all trustees, officers and employees of the company. You may obtain a copy of this document free of charge by mailing a written request to: Investor Relations, United Mortgage Trust, 1702 N Collins Blvd., Richardson TX 78080, or by sending an email request to: griffin@unitedmortgagetrust.com.

ITEM 11. EXECUTIVE COMPENSATION.

     We have no employees. Our operations are maintained by our Advisor, under the guidance of our trustees.

COMPENSATION OF TRUSTEES

     Trustees who are not independent trustees do not receive any compensation for acting as trustees. Independent trustees are entitled to receive the greater of $1,000 per meeting or $4,000 per year. For each year in which they serve, each Independent Trustee shall also receive 5-year options to purchase 2,500 shares at an exercise price of $20 per share (not to exceed 12,500 shares per Trustee). In addition, our independent trustees have received compensation for their activities as part of the independent committee formed to evaluate and negotiate the proposed merger. During 2005 and 2004 each of the independent trustees received $38,000 and $51,000 as independent committee compensation. In 2003, they each received $3,000 each for regularly scheduled meetings and waived their rights to additional fees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     The following table sets forth certain information as of March 3, 2006 by each person who is known to us to be the beneficial owner of more than 5% of our shares and the beneficial ownership of all trustees and officers as a group as of such date.

                                        Number of           Percent
Name and Address   	                Shares (1)          of Class
----------------                        ----------          --------
Christine "Cricket" Griffin (2)	            --                  --
Richard D. O'Connor, Jr. (2)            12,500(3)            0.18%
Paul R. Guernsey (2)                    13,210(3)            0.18%
Douglas R. Evans (2)                    12,500(3)            0.18%
Michele A. Cadwell (2)(5)                 --                  --
All trustees and
Executive Officers as a
Group (5 persons)                       38,210(4)            0.58%

  (1) For purposes of this table, shares indicated as being owned beneficially include shares that the beneficial owner has the right to acquire within 60 days of March 3, 2006. For the purpose of computing the percentage of the outstanding shares owned by a shareholder, shares that may be acquired during the 60 days following March 3, 2006 are deemed to be outstanding securities of the class owned by that shareholder but are not deemed to be outstanding for the purpose of computing the percentage by any other person.

(2) A trustee and/or executive officer of our Company. The address of all trustees and officers is c/o United Mortgage Trust, 1702 N
Collins Blvd. Suite 100, Richardson TX 75080, telephone (214) 237-9305 or (800)955-7917, facsimile (214) 237-9304.

(3) Includes 12,500 shares issuable upon the exercise of stock options at an exercise price of $20.00 per share.

(4) Includes the shares described in footnote (3) above.

(5) Ms. Cadwell ceased receiving options as of January 1, 2000, when she began providing services to us in her capacity as a fee agent with a title company. As a result of those services, she is no longer considered an Independent Trustee.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       We have made loans to (1) Capital Reserve Group, Inc. ("CRG"), which is owned by Todd Etter and William Lowe, (2) Ready America Funding Corp. ("RAFC"), which is owned by SCMI and by Eastern Intercorp, Inc., a company owned by Craig Pettit, and (3) South Central Mortgage Inc. ("SCMI"), which is owned by Todd Etter, (we refer to these three companies as the "originating companies"), each of which has used the funds to originate underlying loans, that are pledged to us as security for such originating company's obligations to us under recourse loans. When principal and interest on an underlying loan are due in full, at maturity or otherwise, the corresponding obligation owed by the originating company to us under the recourse loan is also due in full.

       In addition, some of the originating companies have sold loans to us, which we refer to as the "purchased loans," and have entered into recourse agreements under which the originating company agreed to reimburse us for certain losses that we incur with respect to purchased loans.

       Before year end 2005, if the originating company foreclosed on property securing an underlying loan, or if we foreclosed on property securing a purchased loan, and the proceeds from the sale were insufficient to pay the loan in full, the originating company had the option of (1) repaying the outstanding balance owed to us associated with the underlying loan or purchased loan, as the case may be, or (2) delivering to us an unsecured deficiency note in the amount of the deficiency.

       The owners of the originating companies are among the founders of UMT Holdings. Since July 1, 2003 they have originated interim mortgage loans through UMT Holdings, rather than through the originating companies. As a result, the originating companies do not intend to borrow additional funds from, or sell additional loans to, us.

       On March 30, 2006, but effective December 2005, we and each originating company agreed to give us secured promissory notes to consolidate (1) all outstanding amounts owed by such originating company to us under the loans we made to such originating company and deficiency notes described above and (2) the estimated maximum future liability to us under the recourse arrangements described above. Each originating company issued to us a secured variable amount promissory note dated December 31, 2005(we refer to each of those notes as a "Secured Note") in the initial principal amounts shown below. The initial amounts represent all principal and accrued interest owed as of such date. The initial principal amounts are subject to increase up to the maximum amounts shown below, if losses are incurred upon the foreclosure of purchased loans covered by recourse arrangements. The Secured Notes (including related guaranties discussed below) are secured by an assignment of the distributions on Class C units, Class D units and Class EIA units of limited partnership interest of UMT Holdings held by the originating companies as detailed in the following table and paragraphs below.

Name  Initial Principal  Maximum Principal   Units Pledge
            Amount            Amount         as Security
----------------------------------------------------------------
CRG      $ 2,725,442       $ 3,372,904       4,984 Class C
RAFC     $ 3,243,369       $ 5,274,436       6,739 Class C
                                                 and all EIA units
SCMI     $ 3,295,422       $ 3,448,643       4,000 Class C

       The Secured Notes bear interest at a rate of 10% per annum. The CRG and RAFC Secured Notes mature in 15 years. The SCMI Secured Note matures in approximately 22 years, which was the average initial amortization of the original loans reclassified as deficiency notes. The Secured Notes require monthly payments equal to the greater of (1) principal and interest amortized over 180 months and 264 months, respectively, or 2) the amount of any distributions paid to the originating company with respect to the pledged Class C units.

       The Secured Notes have also been guaranteed by the following entities under the arrangements described below, all of which are dated effective December 31, 2005:

*	UMT Holdings. This guaranty is of all amounts due under all of the Secured Notes and is unsecured.
*	WLL Ltd., an affiliate of CRG. This guaranty is of all amounts due under Secured Note from CRG is non-recourse and is secured by an assignment of 2,492 Class C Units and 732 Class D units of limited partnership interest of UMT Holdings held by WLL, Ltd.
*	RMC. This guaranty is non-recourse, is limited to 50% of all amounts due under the Secured Note from RAFC and is secured by an assignment of 3,870 Class C units of limited partnership interest of UMT Holdings.

       In addition, WLL Ltd. has obligations to UMT Holdings under an indemnification agreement between UMT Holdings, WLL, Ltd. and William Lowe, under which UMT Holdings is indemnified for certain losses on loans and advances made by UMT Holdings to William Lowe. That indemnification agreement allows UMT Holdings to offset any amounts subject to indemnification against distributions made to WLL Ltd. with respect to the Class C and Class D units of limited partnership interest held by WLL, Ltd. Because WLL Ltd. has pledged these Class C and Class D units to us to secure its guaranty of Capital Reserve Corp.'s ("CRC") obligations under its Secured Note, we and UMT Holdings entered into an Intercreditor and Subordination Agreement under which UMT Holdings has agreed to subordinate its rights to offset amounts owed to it by WLL Ltd. to our lien on such units.


     Capital Reserve Group, Inc. ("CRG") is a Texas corporation that is 50% owned by Todd Etter, an officer and principal shareholder of the Advisor. CRG was in the business of financing home purchases and renovations by real estate investors. We have loaned money to CRG to make loans to other borrowers. The loans made by CRG were collaterally assigned to us as security for the promissory note between us and CRG. The unpaid principal balances of the loans at year end 2005 were approximately $2,030,000.

     Ready America Funding ("RAFC") is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter. RAFC is in the business of financing interim mortgages for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors. We have loaned money to RAFC to make loans to other borrowers. The loans made by RAFC were then collaterally assigned to us as security for the promissory note between us and RAFC. The unpaid principal balances of the loans at year end 2005 were approximately $21,087,000.

     UMT Holdings is a Delaware limited partnership which is in the real estate finance business and with whom we have entered into an Agreement
and Plan of Merger, as described in "Business -   Merger Agreement".
Christine "Cricket" Griffin, our President; Todd Etter and Tim Kopacka, who together own 100% of our Advisor; Craig Pettit, who owns 100% of Ready Mortgage Corp., which in turn owns 50% of RAFC; and William Lowe, who owns 50% of CRG, are limited partners of UMT Holdings. Mr. Etter is also a shareholder and director of UMT Services, Inc., the general partner of UMT Holdings. REO PC and PSC are subsidiaries of UMT Holdings. UMT Holdings has a 99% limited partnership interest in UMTH Land Development, L.P., which holds a 50% profit interest in UDF and also acts as UDF's asset manager. UMT Holdings has guaranteed the obligations of CRG, RAFC and SCMI under the Secured Notes.

     UMTH Lending, L.P. ("UMTHLC")is a Delaware limited partnership that is a subsidiary of UMT Holdings. We have loaned money to UMTHLC to make loans to other borrowers. The loans made by UMTHLC are collaterally assigned to us as security for the promissory note between us and UMTHLC. The unpaid principal balances of the loans at year end 2005 were approximately $24,164,000.

     We have loaned money to REOPC to acquire foreclosed properties from CRG. The unpaid principal balances of the loans at year end 2005 was approximately $788,000.

     We have loaned money to RMC to make loans to other borrowers. The loans made by RMC were collaterally assigned to us as security for the promissory note between us and RMC. The unpaid principal balances of the remaining loans at year end 2004 was approximately $192,000. RMC has also guaranteed the obligations of RAFC under RAFC's Secured Note.

       On January 1, 2005, effective September 30, 2004, with Trustee approval, we extended a secured line of credit to UDF in the amount of $30,000,000, which UDF has used to fund loans to real estate developers. The balance under the line of credit at December 31, 2005 was approximately $30,317,000.

     South Central Mortgage, Inc. ("SCMI") is a Texas based mortgage bank owned by Todd Etter, an officer and principal shareholder of our Advisor. Christine "Cricket" Griffin, our President and one of our trustees, was previously the Chief Financial Officer of SCMI. We loaned money to SCMI to make loans to other borrowers. The loans made by SCMI were collaterally assigned to us as security for the promissory note between us and SCMI. The unpaid principal balances of the remaining loans at year end 2005 were approximately $150,000.

    Below is a table of the aggregate principal amount of mortgages purchased each year indicated from companies affiliated with our Advisor and named in the table, and aggregate amount of funds we loaned to UDF under the line of credit, during the three years indicated:

Affiliate Company       2005           2004           2003
-------------------------------------------------------------
CRG                $    --         $ 1,704,000    $13,585,000
RAFC               $14,145,000     $24,203,000    $24,176,000
REOPC              $   218,000     $   894,000    $ 1,735,000
RMC                $ 1,129,000     $   856,000    $13,431,000
SCMI               $    --         $     --       $   128,000
UMTHLC             $33,058,000     $16,887,000    $17,198,000
UDF                $43,966,000     $48,856,000    $ 7,771,000

All loans purchased from affiliates during the past three years have been purchased at par value.

     We pay loan servicing fees to PSC. We incurred loan servicing fees of approximately $45,000, $109,000 and $146,000 during 2005,
2004 and 2003, respectively.

     We pay property management fees on vacant properties to REOPC. The fee is paid monthly and calculated as 0.8% of the outstanding balance of the loan when the property was classified as REO. Fees paid in 2005, 2004 and 2003 were approximately $24,000, $23,000 and $26,000, respectively.

     Real estate sales commission of $75,000 were paid to REOPC in 2005, based on a scale of 1% to 4% of the sales price of a foreclosed property when the property is liquidated.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         Whitley Penn LLP has served as our principal accountant and independent registered public accounting firm since July 2002, when Jackson Rhodes, P.C., our prior auditors, was merged into Whitley Penn LLP.

         The Board of Trustees engaged Whitley Penn LLP to serve as our independent auditors for the fiscal years ending December 31, 2005, 2004 and 2003. The Board of Trustees approves all audit, non-audit, tax and other fees payable to our auditors.

         The following table reflects fees billed by Whitley Penn LLP for services rendered to us in 2005, 2004 and 2003:

Nature of Services       2005        2004        2003
------------------     -------    ---------    ---------
Audit fees -           $115,000    $61,000      $50,879

For audit of our annual financial statements, review of Quarterly financial statements included in our Forms 10-Q and review of other SEC filings.

Tax fees -              $6,800       $5,026      $7,065

For preparation of tax returns and tax compliance

All other fees -                      --                  --


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

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2006.


                                    UNITED MORTGAGE TRUST


                                    By: /S/CHRISTINE A. GRIFFIN
                                        Christine A. Griffin, President

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title              Date

Principal Executive Officer:


/S/ CHRISTINE A. GRIFFIN           Trustee, Chairman
Christine A. Griffin               of the Board        March 31, 2006
                                   and President

Principal Financial and
  Accounting Officer:

/S/CHRISTINE A. GRIFFIN            Trustee, Chairman
Christine A. Griffin               of the Board        March 31, 2006
                                   and President

/S/PAUL R. GUERNSEY                Trustee             March 31, 2006
Paul R. Guernsey

/S/DOUGLAS R. EVANS                Trustee             March 31, 2006
Douglas R. Evans

/S/RICHARD D. O'CONNOR, JR.        Trustee             March 31, 2006
Richard D. O'Connor, Jr.

/S/MICHELE A. CADWELL              Trustee             March 31, 2006
Michele A. Cadwell

EXHIBIT INDEX

Exhibit
NUMBER    DESCRIPTION                                                PAGE
2.1       Agreement and Plan of Merger, dated as of
          September 1, 2005, among the Company, UMT Holdings
          and UMT Services (incorporated by reference
          to Exhibit 2.1 to the Company's Current Report
          on Form 8-K/A filed on February 16, 2006).

2.2 First Amendment to Agreement and Plan of Merger, entered into as of February 10, 2006, by and among the Company, UMT Holdings, and UMT Services. (incorporated by reference to Exhibit 2.2 to the Company's Current
          Report on Form 8-K filed on February 16, 2006).

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

10.1      Advisory Agreement dated January 1, 2001 between
          the Company and UMT Advisors, Inc.
***

10.4      Note Sale, Recourse and Remarketing Agreement
          dated August 6, 1996 between the Company and
          South Central Mortgage, Inc.                                  *

10.5      Form of Mortgage Servicing Agreement to be entered
          into between the Company and South Central Mortgage, Inc.     *

10.6      $10,000,000 Revolving Loan Agreement dated July 11, 2001
          between the Company and  First State Bank of Texas NA         #

10.7      Revolving Loan Agreement dated November 8, 2004              ##
          Between the Company and Texas Capital Bank NA

10.8      First Amendment to the Revolving Loan Agreement dated
          December 27, 2005 between the Company and Texas Capital
          Bank NA (filed herewith)

10.9 Share Repurchase Plan (incorporated by reference from Form 8-K filed December 5, 2003)

10.10     Secured Line of Credit Promissory Note and Security
          Agreement between the Company and United Development
          Funding, L.P. dated January 1, 2005 (incorporated by
          Reference from Form 8-K filed February 2, 2005)

10.11     Secured Variable Amount Promissory Note dated December
          31, 2005 issued by Capital Reserve Group, Inc. (filed herewith).

10.12     Secured Variable Amount Promissory Note dated December
          31, 2005 issued by South Central Mortgage, Inc. (filed herewith).

10.13     Secured Variable Amount Promissory Note dated December
          31, 2005 issued by Ready America Funding Corp.(filed herewith).

10.14     Form of Assignment of Limited Partnership Interest as
          Collateral dated December 31, 2005 between the Company and Capital Reserve Group, Inc., South Central Mortgage,
          Inc., Ready America Funding Corp. and WLL, L.P. (filed herewith).

10.15 Guaranty dated December 31, 2005 between the Company and Ready Mortgage Corp. (filed herewith).

10.16 Guaranty dated December 31, 2005 between the Company and WLL, L.P. (filed herewith).

10.17 Guaranty dated December 31, 2005 between the Company and UMT Holdings, L.P.(filed herewith).

10.18     Intercreditor and Subordination Agreement dated December
          31, 2005 between the Company and UMT Holdings, L.P.
          (filed herewith).

21        Subsidiaries of the Registrant (filed herewith)

23        Consent of Independent Registered Public
          Accounting Firm (filed herewith)

31        Certification pursuant to Section 302
          of the Sarbanes-Oxley Act (filed herewith)

32        Certification pursuant to Section 906
          of the Sarbanes-Oxley Act (filed herewith)

      The exhibits marked with "*" are incorporated by reference from the Company's Registration Statement on Form S-11 (File No. 333-10109) that was declared effective on March 5, 1997. The exhibit marked with "**" is incorporated by reference from the Company's registration statement on Form S-11 (File No. 333-56520) that was declared effective
on June 4, 2001.   The exhibit marked "***" is incorporated by
reference from our Report on Form 10-K for the period ending December 31, 2000. The exhibit marked "#" is incorporated by reference from the Company's Report on Form 10-Q for the period ending June 30, 2001. The Exhibit marked "##" is incorporated by reference from the Company's Report on Form 10-K for the period ending December 31, 2004.


Page 68
-------------------------------------------------------------------------
EXHIBIT 10.8

                        FIRST AMENDMENT TO LOAN AGREEMENT

   This FIRST AMENDMENT TO LOAN AGREEMENT (this "First Amendment") is made as of the 27th day of December, 2005, by and among UNITED MORTGAGE TRUST, a Maryland real estate investment trust ("Borrower") and TEXAS CAPITAL BANK, NATIONAL ASSOCIATION, a national banking association ("Lender").

                                  RECITALS

       A.	Borrower and Lender entered into that certain Loan Agreement dated as of November 8, 2004 (the "Loan Agreement").

       B.	Borrower has requested Lender to increase the amount of the
Commitment and to amend the Loan Agreement in certain respects, and Lender, has agreed to the same upon the terms and conditions hereinafter set forth.

       NOW, THEREFORE, in consideration of the premises herein contained and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties, intending to be legally bound, hereby agree as follows:

                                 ARTICLE I

Definitions

       Section 1.01.	Definitions.  Capitalized terms used in this First
Amendment, to the extent not otherwise defined herein, shall have the same meaning as assigned to them in the Loan Agreement, as amended hereby.


                                ARTICLE II

Amendments

       Section 2.01.	Amendments to Section 1.1.

       (a)	The definition of "Commitment" in Section 1.1 of the Loan
Agreement is amended in its entirety to hereafter read as follows:

"'Commitment' means the obligation of the Lender to make Revolving Credit Advances pursuant to Section 2.1 in an aggregate principal amount at any time outstanding up to but not exceeding Seventeen Million and No/100 Dollars ($17,000,000.00), subject, however, to termination pursuant to Section 10.2."

       (b)	The term "First Amendment" and its definition is added to
Section 1.1 of the Loan Agreement and shall read as follows:

"'First Amendment' means the First Amendment to Loan Agreement dated as of December 27, 2005, between Borrower and Lender.

       (c)	The definition of "Eligible Mortgage Loans" in Section 1.1
of the Loan Agreement is hereby amended in its entirety to hereafter read as follows:

"'Eligible Mortgage Loans' means, at any time, any Mortgage Loan of Borrower, created in the ordinary course of business, acceptable to Lender and satisfies the following conditions:

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

(e)	The Mortgage Paper is secured by a first and
prior deed of trust or mortgage lien encumbering
     (i) a site-built single-family residence or (ii) a residential lot upon which a single-family residence is being constructed;

(f)	With respect to a Mortgage Loan which
constitutes a construction loan for a single-family residence, construction thereof has commenced and is being prosecuted with diligence and continuity in accordance with the plans and specifications and all applicable laws;

(g)	The Mortgage Paper is not secured by a
"contract for deed;

(h)	The Mortgage Paper is not more than thirty (30)
days past due;

(i)	The Mortgage Paper has not been modified or
amended to waive or defer more than one
scheduled payment thereunder;

(j)	The original maturity of the Mortgage Paper
does not exceed twelve months from its
origination or, together with any extension thereof, does not exceed eighteen months in the aggregate;

(k)	The outstanding principal amount of the
Mortgage Paper does not exceed eighty percent
(80%) of the anticipated value of the property secured thereby after improvements and repairs are made thereto;

(l)	Each of the related Mortgage Note and
Mortgage is genuine and is the legal, valid, binding and enforceable obligations of the maker thereof, not subject to a right of rescission, set-off, counterclaim or defense;

(m)	The related Mortgage Note has not been
extinguished under relevant state law in connection with a judgment of foreclosure or foreclosure sale or otherwise;

(n)	The related mortgaged property is not the
subject to a foreclosure proceeding; and

(o)	The mortgagor is not subject to a bankruptcy or
insolvency proceeding.

       (d)	The definition of "Mortgage Loan" in Section 1.1 of the Loan
Agreement is amended in its entirety to hereafter read as follows:

"'Mortgage Loans' means (a) a site-built single-family residence mortgage loan or (b) a construction loan for the construction of a single-family residence which, in each instance, is evidenced by a Mortgage
Note and secured by a Mortgage, together with rights and obligations of a holder thereof and payments thereon and proceeds thereof."

       (e)	The definition of "Revolving Credit Note" in Section 1.1 of the
Loan Agreement is amended in its entirety to hereafter read as follows:

"'Revolving Credit Note' means the promissory note of Borrower payable to the order of Lender, in substantially the form of Exhibit A attached to First Amendment, and all amendments, extensions, renewals, replacements, and modifications thereof."

       Section 2.02.	Amendment to Section 2.5.  Section 2.5 of the Loan
Agreement is amended in its entirety to hereafter read as follows:

"Section 2.5	Letters of Credit.  Subject to the terms and conditions
of this Agreement, Lender agrees to issue one or more Letters of Credit for the account of Borrower from time to time from the date hereof to and including the Termination Date; provided, however, that the outstanding Letter of Credit Liabilities shall not at any time exceed the lesser of (a) Three Million and No/100 ($3,000,000.00), (b) an amount equal to the amount of the Commitment minus the outstanding
Advances, or (c) the Borrowing Base minus the outstanding Revolving Credit Advances. Each Letter of Credit shall not have an expiration date beyond the Termination Date, shall be payable in Dollars, shall have a minimum face amount of $50,000, must support a transaction that is entered into in the ordinary course of Borrower's business, must be satisfactory in form and substance to Lender, will be subject to the payment of such Letter of Credit fees as Lender may require, including, without limitation, an issuance fee of 1% per annum of the face amount of each Letter of Credit, and shall be issued pursuant to such documents and instruments executed by Borrower (including, without limitation, a Letter of Credit Application as then in effect) as Lender may require."

      Each payment by Lender pursuant to a drawing under a Letter of Credit is due and payable ON DEMAND, and at the sole option of Lender, can be charged by Lender as (and will be deemed to be) a Revolving Credit Advance by Lender to Borrower under the Note and this Agreement as of the day and time such payment is made by Lender and in the amount of such payment.

       Section 2.03.	Amendment to Section 6.25.  Section 6.25 of the Loan
Agreement is amended in its entirety to hereafter to read as follows:

"Section 6.25.	Individual Mortgage Loans.  Borrower hereby
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

(e)	Each Mortgage Loan is (a) a first lien site-built
single-family residence loan or (b) a first lien construction loan for a single-family residence and, in each case, has been underwritten by the originator, investor or mortgage insurer thereof in accordance with such originator's, investor's or mortgage insurer's then current underwriting guidelines;

(f)	With respect to each Mortgage Loan which
constitutes a construction loan for a single-family residence, construction of the residence has commenced and will be prosecuted with diligence and continuity in accordance with the plans and specifications and all applicable laws;

(g)	Each Mortgage Note is payable in monthly
installments of interest and one payment of all outstanding principal at maturity, with interest payable in arrears, and no Mortgage Note provides for any extension of the original term in excess of 6 months;

(h)	No Mortgage Loan is a loan in respect of the
purchase of a manufactured home or mobile home or the land on which a manufactured home or mobile home will be placed; no Mortgage securing a Mortgage Loan secures commercial property;

(i)	The origination practices used by the originator
of the Mortgage Loans and the collection practices used by Borrower with respect to each Mortgage Loan have been in all material respects legal, proper, prudent and customary in the loan origination and servicing business;

(j)	To the best knowledge of Borrower, each
Mortgage Loan was originated in compliance with all applicable laws and no fraud or misrepresentation was committed by any Person in connection therewith; and

(k)	Each Mortgage Loan matures within one year
after the date of origination thereof.


       Section 2.04.	Borrowing Base Report.  The form of Borrowing Base
Report attached as Exhibit A to the Loan Agreement is replaced with the Borrowing Base Report attached as Exhibit A to the First Amendment.


                                  ARTICLE III

Conditions Precedent

       Section 3.01.	Conditions.  The effectiveness of this First Amendment
and the agreement by Lender to disburse any Advances under the Notes are each subject to the satisfaction of the following conditions precedent, unless specifically waived by Lender:

       (a)	The following instruments shall have been duly and validly
executed and delivered by the parties thereto, all in form, scope and content satisfactory to Lender:

(i)	this First Amendment;

(ii)	the Revolving Credit Note, being that certain promissory note dated of even date herewith in stated principal amount of $17,000,000.00 executed by Borrower and payable to the order of Lender; and

(iii)	Resolutions of the Board of Directors (or other governing body) of
Borrower certified by the Secretary or an Assistant Secretary (or other custodian of records of Borrower) which authorize the execution, delivery, and performance by Borrower of the First Amendment, the Revolving Credit Agreement and the other Loan.

       (b)	The representations and warranties contained herein, in the
Loan Agreement, as amended hereby, and/or in each other Loan Document shall be true and correct as of the date hereof, as if made on the date hereof, except to the extent such representation and warranties relate to an earlier date.

       (c)	No Event of Default shall have occurred and be continuing and no Default shall exist, unless such Event of Default or Default has been specifically waived in writing by Bank.

       (d)	All corporate proceedings taken in connection with the
transactions contemplated by this First Amendment and all documents, instruments and other legal matters incident thereto, shall be satisfactory to Lender and its legal counsel.


                                  ARTICLE IV

Ratifications, Representations, Warranties

       Section 4.01.	Ratification by Borrower.  Except as expressly modified
and superseded by this First Amendment, the terms and provisions of the Loan Agreement are ratified and confirmed and continue in full force and effect.
The Loan Agreement as amended by this First Amendment shall continue to be legal, valid, binding and enforceable in accordance with its terms.

       Section 4.02.	Renewal and Extension of Security Interests and Liens.
Borrower hereby renews and affirms the liens and security interests created and granted in Loan Documents. Borrower agrees that this First Amendment shall in no manner affect or impair the liens and security interests securing the Obligations, and that such liens and security interests shall not in any manner be waived, the purposes of this First Amendment being to modify the Loan Agreement as herein provided, and to carry forward all liens and security interest securing same, which are acknowledged by Borrower to be valid and subsisting.

       Section 4.03.	Representations and Warranties.  Borrower represents
and warrants to Lender as follows: (i) the execution, delivery and performance of this First Amendment and any and all Loan Documents executed and/or delivered in connection herewith have been authorized by all requisite corporate action on the part of Borrower and will not violate the articles or bylaws of Borrower or any agreement to which Borrower is a party; (ii) the representations and warranties contained in the Loan Agreement as amended hereby and in each of the other Loan Documents are true and correct on and as of the date hereof as though made on and as of the date hereof; (iii) no Event of Default under the Loan Agreement has occurred and is continuing;
and (iv) Borrower is in full compliance with all covenants and agreements contained in the Loan Agreement, as amended hereby.
ARTICLE V

Miscellaneous

       Section 5.01.	Survival of Representations and Warranties.
All representations and warranties made in the Loan Agreement or any other Loan Document, including without limitation, any Loan Document furnished in connection with this First Amendment, shall survive the execution and delivery of this First Amendment and the other Loan Documents, and no investigation by Lender or any closing shall affect such representations and warranties or the right of Lender to rely thereon.

       Section 5.02.	Reference to Loan Agreement.  Each of the Loan
Documents and the Loan Agreement and any and all other agreements, documents or instruments now or hereafter executed and delivered pursuant to the terms hereof or pursuant to the terms of the Loan Agreement, as amended, are hereby amended so that any reference in such Loan Documents to the Loan Agreement shall mean a reference to the Loan Agreement as amended.

       Section 5.03.	Expenses of Lender.  Borrower agrees to pay on demand
all reasonable costs and expenses incurred by Lender directly in connection with the preparation, negotiation and execution of this First Amendment and the other Loan Documents executed pursuant hereto and any and all amendments, modifications, and supplements thereto, including, without limitation, the costs and fees of Lender's legal counsel, and all costs and expenses incurred by Lender in connection with the enforcement or preservation of any rights under the Loan Agreement, as amended hereby, or any other Loan Document, including, without limitation, the reasonable costs and fees of Lender's legal counsel.

       Section 5.04.	Severability.  Any provision of this First Amendment
held by a court of competent jurisdiction to be invalid or unenforceable shall not impair or invalidate the remainder of this First Amendment and the effect thereof shall be confined to the provision so held to be invalid or unenforceable.

       Section 5.05.	Applicable Law.  THIS FIRST AMENDMENT SHALL BE DEEMED TO
HAVE BEEN MADE AND TO BE PERFORMABLE IN AND SHALL BE GOVERNED BY AND
CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS.

       Section 5.06.	Successors and Assigns.  This First Amendment is binding
upon and shall inure to the benefit of the parties hereto and their respective successors, assigns, heirs, executors, and legal representatives, except that none of the parties hereto other than Lender may assign or transfer any of its rights or obligations hereunder without the prior written consent of Lender.

       Section 5.07.	Counterparts.  This First Amendment may be executed in
one or more counterparts, each of which when so executed shall be deemed to be an original, but all of which when taken together shall constitute one and the same instrument.

       Section 5.08.	Effect of Waiver.  No consent or waiver, express or
implied, by Lender to or for any breach of or deviation from any covenant, condition or duty by Borrower, shall be deemed a consent to or waiver of any other breach of the same or any other covenant, condition or duty.

       Section 5.09.	Headings.  The headings, captions, and arrangements used
in this First Amendment are for convenience only and shall not affect the interpretation of this First Amendment.

       Section 5.10.	Conflicting Provisions.  If any provision of the Loan
Agreement as amended hereby conflicts with any provision of any other Loan Document, the provision in the Loan Agreement shall control.

       Section 5.11.	Release.  EACH OF THE BORROWER AND GUARANTORS HEREBY
VOLUNTARILY AND KNOWINGLY RELEASES AND FOREVER DISCHARGES LENDER, ITS
AGENTS, EMPLOYEES, SUCCESSORS AND ASSIGNS, FROM ALL POSSIBLE CLAIMS,
DEMANDS, ACTIONS, CAUSES OF ACTION, DAMAGES, COSTS, EXPENSES, AND
LIABILITIES WHATSOEVER, KNOWN OR UNKNOWN, ANTICIPATED OR UNANTICIPATED, SUSPECTED OR UNSUSPECTED, FIXED, CONTINGENT, OR CONDITIONAL, AT LAW OR IN EQUITY, ORIGINATING IN WHOLE OR IN PART ON OR BEFORE THE DATE THIS FIRST AMENDMENT IS EXECUTED, WHICH BORROWER OR ANY GUARANTOR MAY NOW OR
HEREAFTER HAVE AGAINST LENDER, ITS AGENTS, EMPLOYEES, SUCCESSORS AND
ASSIGNS, IF ANY, AND IRRESPECTIVE OF WHETHER ANY SUCH CLAIMS ARISE OUT OF (1) CONTRACT, TORT, VIOLATION OF LAW OR REGULATIONS, OR OTHERWISE, (II) ANY
LOAN, (III) ANY ACTION OR INACTION ON THE PART OF LENDER WITH RESPECT TO THE LOANS, (IV) ANY CONTRACTING FOR, CHARGING, TAKING, RESERVING, COLLECTING OR RECEIVING INTEREST IN EXCESS OF THE HIGHEST LAWFUL RATE, (V) THE EXERCISE OF ANY RIGHTS AND REMEDIES UNDER THIS FIRST AMENDMENT, THE LOAN AGREEMENT
OR THE OTHER LOAN DOCUMENTS, OR (VI) THE NEGOTIATION, EXECUTION OR
DELIVERY OF THIS FIRST AMENDMENT, THE LOAN AGREEMENT OR ANY OTHER LOAN
DOCUMENTS.

       Section 5.12.	Entire Agreement.  THIS FIRST AMENDMENT, THE LOAN
AGREEMENT AND ALL OTHER LOAN DOCUMENTS EXECUTED AND DELIVERED IN
CONNECTION WITH AND PURSUANT TO THIS AMENDMENT AND THE LOAN
AGREEMENT REPRESENT THE FINAL AGREEMENT BETWEEN THE PARTIES AND
MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR
SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES.  THERE ARE NO UNWRITTEN
ORAL AGREEMENTS BETWEEN THE PARTIES.

       Section 5.13.	Counterparts.  This First Amendment may be executed
in multiple counterparts and will constitute a valid and binding agreement when counterparts of this First Amendment have been executed by Lender, Borrower and Guarantors. It is not necessary that all signatures appear on the same counterpart. Facsimiles are effective as originals.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]


EXECUTED as of the date first written above.
                                              BORROWER:
UNITED MORTGAGE TRUST,
a Maryland real estate investment trust
By:/s/Christine Griffin
------------------------
Christine Griffin
President

LENDER:
TEXAS CAPITAL BANK, NATIONAL
ASSOCIATION
By:/s/ Reed Allton
------------------
Reed Allton
Executive Vice President

Confirmation by Guarantors

       The undersigned hereby (i) consents, acknowledges, and agrees to the execution, delivery, and performance by Borrower of this First Amendment,
(ii) acknowledges and agrees that this First Amendment does not affect, diminish, waive, or release his obligations under his Guaranty Agreement dated as of November 8, 2004 (the "Guaranty Agreement"), (iii) ratifies and confirms his obligations pursuant to his Guaranty Agreement dated as of November 8, 2004, and (iv) covenants, acknowledges, and agrees that the Guaranty Agreement guaranties the repayment of the Obligations (as defined in Loan Agreement as amended by the First Amendment) including, without limitation, that certain Revolving Credit Note dated of even date with this First Amendment, in the stated principal amount of $17,000,000.00 executed by Borrower and payable to the order of Lender and all renewals, extensions, rearrangements and modifications thereof.

/s/ Todd Etter
---------------
Todd Etter


                                     EXHIBIT A

                               BORROWING BASE REPORT


BORROWING BASE REPORT
For Month Ended:  ___________________ (the "Subject Month")

Lender: 		Texas Capital Bank, National Association

Borrower: 		United Mortgage Trust

This certificate is delivered under the Loan Agreement (as the same may have been amended, renewed, restated, extended, supplemented or modified from time to time, the "Agreement") dated as of November
8, 2004, between Borrower and Lender. Capitalized terms used in this certificate shall, unless otherwise indicated, have the meanings set forth in the Agreement. On behalf of Borrower, the undersigned certifies to Lender on the date hereof that (a) no Default or Event of Default has occurred and is continuing, (b) a review of the activities of Borrower during the Subject Month has been made under my supervision with a view to determining the amount of the current Borrowing Base, (c) the Eligible Mortgage Loans included in the Borrowing Base below meet all conditions to qualify for inclusion therein as set forth in the Agreement, and all representations and warranties set forth in the Agreement with respect thereto are true and correct in all material respects, and (d) the information set forth below hereto is true and correct as of the last day of the Subject Month.

LINE AT END OF SUBJECT MONTH

1. Total Mortgage Loans (less discounts) $__________

2.  Ineligible Mortgage Loans


Section 2.1 a. The Mortgage Paper evidencing and
securing a Second Tier Loan made with the proceeds
of such Mortgage Loan which have not been
assigned, transferred, endorsed and delivered
to Borrower pursuant to such form documents,
instruments and agreements previously
approved by Lender                 $__________

Section 2.2 b.The Mortgage Paper is not effectively pledged
to Lender or Lender does not have first
perfected Lien not subject to any other Liens or
claims of any kind    $__________


Section 2.3 c.The Possession Mortgage Paper has not been delivered to Collateral Agent, or such other person designated by Lender $__________


Section 2.4 d. The outstanding principal balance of the Mortgage Paper is greater than $200,000 $__________


Section 2.5 e. The Mortgage Paper is not secured by a first and prior deed of trust or mortgage lien encumbering (i) a site-built single-family residence or (ii) a residential lot upon which a single-family residence is being constructed $__________


Section 2.6 f. With respect to a Mortgage Loan which constitutes a construction loan for a single-family residence, construction of the residence has not commenced or is not being prosecuted with diligence and continuity in accordance with plans and specifications and all applicable laws $__________


Section 2.7 g. The Mortgage Paper is secured by a "contract for deed" $__________


Section 2.8 h. The Mortgage Paper is more than thirty (30) days past due $__________


Section 2.9 i. The Mortgage Paper has been modified or amended to waive or defer more than one scheduled payment thereunder $__________


Section 2.10 j. The original maturity of the Mortgage Paper exceeds twelve months from its origination or, together with any extension thereof, exceeds eighteen months in the aggregate $__________


Section 2.11 k. The outstanding principal amount of the Mortgage Paper exceeds eighty percent (80%) of the anticipated value of the property secured thereby after improvements and repairs are made thereto $__________


Section 2.12 l. A related Mortgage Note or Mortgage is not genuine or is not the legal, valid, binding and enforceable obligations of the maker thereof, or is subject to a right of rescission, set-off, counterclaim or defense $__________


Section 2.13 m. The related Mortgage Note has been extinguished under relevant state law in connection with a judgment of foreclosure or foreclosure sale or otherwise $__________


Section 2.14 n. The related mortgaged property is subject to a foreclosure proceeding $__________


Section 2.15 o. The mortgagor is subject to a bankruptcy or insolvency proceeding $__________

3. Total Ineligible Mortgage Loans
add Lines 2(a) through 2(o) $__________

4. Total Eligible Mortgage Loans
Line 1 minus Line 3 $__________

5. Multiplied by:  Borrowing Base factor 80%

6. Borrowing Base line 4 x Line 5 $__________

7. Amount of Commitment  $17,000,000

8. Sum of (a) principal balance of Revolving Credit
Advances plus (b) Letter of Credit Liabilities
(not to exceed $3,000,000) $__________

9. Lesser of Line 6 or Line 7 $__________

10. Amount available for Revolving Credit Advances, if positive, or amount to be repaid, if negative
Line 9 minus Line 8 $__________


UNITED MORTGAGE TRUST


By:
Name:
Title:
------------------------------------------------------------------------

EXHIBIT 10.11




                                 SECURED VARIABLE AMOUNT
                                     PROMISSORY NOTE

$2,725,442.20						Dallas, Texas
Initial Principal Amount				December 31, 2005

      FOR VALUE RECEIVED, the undersigned, CAPITAL RESERVE GROUP, INC., a Texas corporation whose address is 5740 Prospect, Dallas, Texas 75206
(the "Borrower"), hereby makes this Secured Variable Amount Promissory Note (this "Note") and promises to pay to the order of United Mortgage Trust, a real estate investment trust organized under the laws of the State of Maryland or its assigns whose address is 1702 N Collins Blvd, Suite 100, Richardson, TX 75080 (the "Lender"), the sum of up to Three Million Three Hundred Seventy-Two Thousand Nine Hundred Four and no/100 Dollars ($3,372,904.00) in principal, or, if greater or less, the aggregate unpaid principal amount outstanding under this Note, together with accrued, unpaid interest thereon, pursuant to the terms and conditions set forth in this Note. All amounts are payable to Lender in lawful money of the United States of America at the address for Lender provided in this Note, or at such other address as from time to time may be designated by Lender.

1.	Purpose and Nature of Obligations

   Borrower is presently obligated to lender under promissory notes issued pursuant to recourse arrangements between Borrower and Lender pursuant to which the Borrower is directly liable to pay to Lender any deficiencies currently existing or arising in the future under any interim mortgage loans sold by the Borrower to the Lender (each a "Deficiency Obligation").

   Borrower has transferred its loan origination going concern business and value to UMT Holdings, L.P., a Texas limited partnership ("UMTH") and is no longer originating interim mortgage loans. In exchange for the transfer of Borrower's going concern business and value, UMTH issued units of partnership interest in UMTH to Borrower's affiliate, which units are presently owned by the Borrower.

   The purpose of this Note is to evidence Borrower's obligations to the Lender for existing and future Deficiency Obligations under the promissory notes referenced above and to secure Lender through a pledge of the UMTH partnership interests received by Borrower.

   Any promissory notes heretofore delivered by Borrower to Lender which evidence obligations that are also evidenced by this Note shall be cancelled upon delivery of this Note.

   The principal balance of this Note shall be increased on a monthly basis by a) the amount of any Deficiency Obligations arising during the prior month; and b) the amount of any accrued and unpaid interest on the outstanding principal balance.

   The amounts owing to Lender shall fluctuate from time to time and the indebtedness evidenced by this Note is a revolving loan. The amount of Borrower's obligations under this Note shall be as conclusively indicated in the Lender's records.

2.	Payment

   Borrower shall repay the principal balance of this Note that is outstanding from time to time at the greater of a) an amount equal to the Microsoft Excel PMT(x,y,z) function where "x" equals the Interest Rate (as defined below) divided by 12, "y" equals the number of months from the current month to the Maturity Date (as defined below), and "z" equals the unpaid principal amount outstanding under this Note, or, b) 100% of the distributions associated with the Units of Partnership Interest in UMT Holdings, L.P being pledged by Borrower pursuant to Section 4 hereof, commencing on February 1, 2006, and on the first business date of each month thereafter until the entire balance of principal and all interest thereon have been paid in full.

   Notwithstanding anything to the contrary, subject to the above provisions of this Note requiring scheduled payments during the term hereof and further subject to any permitted acceleration of this Note, this Note shall mature, and all outstanding Principal and unpaid accrued interest under this Note shall be due and payable in full, on or before 5:00 P.M., Dallas, Texas time on December 31, 2020 (the "Maturity Date").

   Borrower shall pay all amounts owing hereunder for principal and interest promptly on the date due for each such payment as herein required (time being of the essence), at the address of Lender designated for such payment whether or not Lender has authorized payment by mail or any other manner. Any payment made by mail will be deemed tendered and received only upon actual receipt. Borrower hereby expressly assumes all risk of loss or liability resulting from non-delivery or delay in delivery of any payment transmitted by mail or in any other manner.

   Borrower may prepay this Note, or any portion of this Note, at any time and from time to time, without the payment of any fee or penalty. Any prepayments shall be applied to the next scheduled monthly payments hereunder.

3.	Interest

   Prior to the Maturity Date, interest will accrue on the unpaid balance of principal outstanding at any time and from time to time at a rate of interest ("Interest Rate") per annum equal to ten percent (10%).

   All interest shall be calculated on the basis of a 360-day year for the actual number of days the principal or any part thereof remains unpaid. The amount of any payment shall first be applied to the payment of any interest which is due.

4.	Security

   This Note is secured by an Assignment of Limited Partnership Interest as Collateral of even date herewith between Lender and Borrower ("Assignment") pursuant to which the Borrower will assign to the Lender as collateral security, all distributions on 4,984 Class C Units in UMTH, owned by the Lender. All of the terms, covenants and conditions of the Assignment are hereby made a part of this Note and are deemed incorporated herein in full.

5.	Default

   The occurrence of any of the following shall constitute a default hereunder by Borrower: (a) the nonpayment, within ten (10) business days after the date when due, of any principal or interest payment on this Note; (b) any act of bankruptcy is committed, general assignment for the benefit of creditors is made, or any proceeding under any insolvency or bankruptcy law is filed by or against the Borrower; or (c) the occurrence of a default as defined in that certain Assignment of even date herewith between the Borrower and the Lender.

   Lender shall be entitled to exercise all rights conferred upon it in this
Note in the event of a default. The acceptance by Lender of any payment in an amount less than the amount then due shall be deemed an acceptance on account only, and the failure to pay the entire amount due shall be and continue to be an event of default, and at any time thereafter and until the entire amount due has been paid.

   In the event Lender shall incur any attorneys' fees, court costs or other costs or expenses enforcing the obligations of the Borrower under this Promissory Note, the Borrower shall pay all such attorneys fees, costs and expenses so incurred upon demand by Lender. The remedies of the Lender under this Note are cumulative, are in addition to any other remedies provided for by law or in equity, and may, to the extent permitted by law, be exercised concurrently or separately, and the exercise of any one remedy shall not be deemed an election of such remedy or to preclude the exercise of any other remedy. All amounts due under this Note shall be paid without set-off, counterclaims or defenses of any kind.

6.	General.

   Time is of the essence of this Note. To the fullest extent permitted by applicable law, Borrower, for itself and its legal representatives, successors and assigns, expressly waives presentment, demand, protest, notice of dishonor, notice of non-payment, notice of maturity, notice of protest, presentment for the purpose of accelerating maturity, diligence in collection, and the benefit of any exemption or insolvency laws.

   Wherever possible, each provision of this Note shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Note shall be prohibited or invalid under applicable law, such provision shall be ineffective to the extent of such prohibition or invalidity without invalidating the remainder of such provision or remaining provisions of this Note. No delay or failure on the part of Lender in the exercise of any right or remedy hereunder or under the Assignment shall operate as a waiver thereof, nor as an acquiescence in any default, nor shall any single or partial exercise by Lender of any right or remedy preclude any other right or remedy. Lender, at its option, may enforce its rights against any collateral securing this Note without enforcing its rights against Borrower, any guarantor of the indebtedness evidenced hereby or any other property or indebtedness due or to become due to Borrower.

   Borrower shall execute, acknowledge and deliver, or cause to be executed, acknowledged or delivered, any and all such further assurances and other agreements or instruments, and take or cause to be taken all such other action, as shall be reasonably necessary from time to time to give full effect to this Note and the transactions contemplated thereby.

7.	Governing Law; Jurisdiction and Venue.

THIS NOTE SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY
THE SUBSTANTIVE LAWS OF THE STATE OF TEXAS, WITHOUT REGARD TO ITS CONFLICTS OF LAWS PROVISIONS. JURISDICTION FOR ALL MATTERS ARISING OUT OF THIS NOTE AND THE OTHER LOAN DOCUMENTS SHALL BE EXCLUSIVELY IN THE STATE AND FEDERAL COURTS SITTING IN DALLAS COUNTY, TEXAS, AND BORROWER HEREBY IRREVOCABLY SUBMITS ITSELF TO THE JURISDICTION OF SUCH STATE AND FEDERAL COURTS AND AGREES AND CONSENTS NOT TO
ASSERT IN ANY PROCEEDING, THAT ANY SUCH PROCESS IS BROUGHT IN AN INCONVENIENT FORUM OR THAT THE VENUE THEREOF IS IMPROPER, AND FURTHER AGREES TO A TRANSFER OF SUCH PROCEEDING TO THE COURTS SITTING IN DALLAS COUNTY, TEXAS.

   IN WITNESS WHEREOF, the undersigned, being duly authorized, Borrower has executed this Promissory Note on behalf of the Borrower effective as of the day and year first above written.

      				BORROWER:

				CAPITAL RESERVE GROUP, INC.

				/s/William E. Lowe

				By:  William E Lowe
				Its: President
---------------------------------------------------------------------------
EXHIBIT 10.12

                           SECURED VARIABLE AMOUNT
                                PROMISSORY NOTE

$3,479,525						Dallas, Texas
Initial Principal Amount				December 31, 2005

      FOR VALUE RECEIVED, the undersigned, SOUTH CENTRAL MORTGAGE,
INC., a Texas corporation whose address is 5740 Prospect, Dallas, Texas
75206 (the "Borrower"), hereby makes this Secured Variable Amount Promissory Note (this "Note") and promises to pay to the order of United Mortgage Trust, a real estate investment trust organized under the laws of the State of Maryland or its assigns, whose address is 1702 N Collins Blvd, Richardson
TX 75080 (the "Lender"), the sum of up to Three Million Four Hundred Eighty-Eight Thousand Six Hundred Forty Three Dollars and 00/100 Dollars ($3,488,643.00) in principal, or, if greater or less, the aggregate unpaid principal amount outstanding under this Note, together with accrued, unpaid interest thereon, pursuant to the terms and conditions set forth in this Note. All amounts are payable to Lender in lawful money of the United States of America at the address for Lender provided in this Note, or at such other address as from time to time may be designated by Lender.

1.	Purpose and Nature of Obligations

	Borrower and Lender are presently parties to a certain recourse agreement which is described in Exhibit A hereto and which is hereby affirmed by Borrower, including all amendments, renewals and extensions thereof, pursuant to which the Borrower is directly liable to pay to Lender any deficiency arising under any interim mortgage loans sold by the Borrower to the Lender (each a "Deficiency Obligation").

	Borrower has transferred its loan origination going concern business and value to UMT Holdings, L.P., a Texas limited partnership ("UMTH") and is no longer originating interim mortgage loans. In exchange for the transfer of Borrower's going concern business and value, UMTH issued units of partnership interest in UMTH to Borrower's affiliate, which units are presently owned by the Borrower.

      The purpose of this Note is to evidence Borrower's obligations to the Lender for existing and future Deficiency Obligations under the recourse agreement referenced above and to secure Lender through a pledge of the UMTH partnership interests received by Borrower.

      The principal balance of this Note shall be increased on a monthly basis by a) the amount of any Deficiency Obligations arising during the prior month; and b) the amount of any accrued and unpaid interest on the outstanding principal balance.

      The amounts owing to Lender shall fluctuate from time to time and the indebtedness evidenced by this Note is a revolving loan. The amount of Borrower's obligations under this Note shall be as conclusively indicated in the Lender's records.

2.	Payment

	Borrower shall repay the principal balance of this Note that is outstanding from time to time at the greater of a) an amount equal to the Microsoft Excel PMT(x,y,z) function where "x" equals the Interest Rate
(as defined below) divided by 12, "y" equals the number of months from the current month to the Maturity Date (as defined below), and "z" equals the unpaid principal amount outstanding under this Note, or, b) 100% of the distributions associated with the 4,000 Class C Units in UMT Holdings, L.P being pledged by Borrower pursuant to Section 4 hereof commencing on February 1, 2006, and on the first business date of each month thereafter until the entire balance of principal and all interest thereon have been paid in full.

	Notwithstanding anything to the contrary, subject to the above provisions of this Note requiring scheduled payments during the term hereof and further subject to any permitted acceleration of this Note, this Note shall mature, and all outstanding principal and unpaid accrued interest under this Note shall be due and payable in full, on or before 5:00 P.M., Dallas, Texas time on May 31, 2028 (the "Maturity Date").

      Borrower shall pay all amounts owing hereunder for principal and interest promptly on the date due for each such payment as herein required (time being of the essence), at the address of Lender designated for such payment whether or not Lender has authorized payment by mail or any other manner. Any payment made by mail will be deemed tendered and received only upon actual receipt. Borrower hereby expressly assumes all risk of loss or liability resulting from non-delivery or delay in delivery of any payment transmitted by mail or in any other manner.

      Borrower may prepay this Note, or any portion of this Note, at any time and from time to time, without the payment of any fee or penalty. Any prepayments shall be applied to the next scheduled monthly payments hereunder.

3.	Interest

      Prior to the Maturity Date, interest will accrue on the unpaid balance of principal outstanding at any time and from time to time at a rate of interest ("Interest Rate") per annum equal to ten percent (10%).

	All interest shall be calculated on the basis of a 360-day year for the actual number of days the principal or any part thereof remains unpaid. The amount of any payment shall first be applied to the payment of any interest which is due.

4.	Security

	This Note is secured by an Assignment of Limited Partnership Interest as Collateral of even date herewith between Lender and Borrower ("Assignment") pursuant to which the Borrower will assign to the Lender as collateral security, all distributions on 4,000 Class C Units in UMTH, owned by the Lender. All of the terms, covenants and conditions of the Assignment are hereby made a part of this Note and are deemed incorporated herein in full.

5.	Default

	The occurrence of any of the following shall constitute a default hereunder by Borrower: (a) the nonpayment, within ten (10) business days after the date when due, of any principal or interest payment on this Note;
(b) any act of bankruptcy is committed, general assignment for the benefit of creditors is made, or any proceeding under any insolvency or bankruptcy law is filed by or against the Borrower; or (c) the occurrence of a default as defined in the Assignment.

	Lender shall be entitled to exercise all rights conferred upon it in this Note in the event of a default. The acceptance by Lender of any payment in an amount less than the amount then due shall be deemed an acceptance on account only, and the failure to pay the entire amount due shall be and continue to be an event of default, and at any time thereafter and until the entire amount due has been paid.

	In the event Lender shall incur any attorneys' fees, court costs or other costs or expenses enforcing the obligations of the Borrower under this Promissory Note, the Borrower shall pay all such attorneys fees, costs and expenses so incurred upon demand by Lender. The remedies of the Lender under this Note are cumulative, are in addition to any other remedies provided for by law or in equity, and may, to the extent permitted by law, be exercised concurrently or separately, and the exercise of any one remedy shall not be deemed an election of such remedy or to preclude the exercise of any other remedy. All amounts due under this Note shall be paid without set-off, counterclaims or defenses of any kind.

6.	General.

      Time is of the essence of this Note. To the fullest extent permitted by applicable law, Borrower, for itself and its legal representatives, successors and assigns, expressly waives presentment, demand, protest, notice of dishonor, notice of non-payment, notice of maturity, notice of protest, presentment for the purpose of accelerating maturity, diligence in collection, and the benefit of any exemption or insolvency laws.

      Wherever possible, each provision of this Note shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Note shall be prohibited or invalid under applicable law, such provision shall be ineffective to the extent of such prohibition or invalidity without invalidating the remainder of such provision or remaining provisions of this Note. No delay or failure on the part of Lender in the exercise of any right or remedy hereunder or under the Assignment or any other agreement between Borrower and Lender shall operate as a waiver thereof, nor as an acquiescence in any default, nor shall any single or partial exercise by Lender of any right or remedy preclude any other right or remedy. Lender, at its option, may enforce its rights against any collateral securing this Note without enforcing its rights against Borrower, any guarantor of the indebtedness evidenced hereby or any other property or indebtedness due or to become due to Borrower.

      Borrower shall execute, acknowledge and deliver, or cause to be executed, acknowledged or delivered, any and all such further assurances and other agreements or instruments, and take or cause to be taken all such other action, as shall be reasonably necessary from time to time to give full effect to this Note and the transactions contemplated thereby.

7.	Governing Law; Jurisdiction and Venue.

THIS NOTE SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED
BY THE SUBSTANTIVE LAWS OF THE STATE OF TEXAS, WITHOUT REGARD TO ITS CONFLICTS OF LAWS PROVISIONS. JURISDICTION FOR ALL MATTERS ARISING OUT OF THIS NOTE AND THE OTHER LOAN DOCUMENTS SHALL BE EXCLUSIVELY IN THE STATE AND FEDERAL COURTS SITTING IN DALLAS COUNTY, TEXAS, AND BORROWER HEREBY IRREVOCABLY
SUBMITS ITSELF TO THE JURISDICTION OF SUCH STATE AND FEDERAL COURTS AND AGREES AND CONSENTS NOT TO ASSERT IN ANY
PROCEEDING, THAT ANY SUCH PROCESS IS BROUGHT IN AN
INCONVENIENT FORUM OR THAT THE VENUE THEREOF IS IMPROPER, AND FURTHER AGREES TO A TRANSFER OF SUCH PROCEEDING TO THE COURTS SITTING IN DALLAS COUNTY, TEXAS.

	IN WITNESS WHEREOF, the undersigned, being duly authorized, Borrower has executed this Promissory Note on behalf of the Borrower effective as of the day and year first above written.

      				BORROWER:
      				SOUTH CENTRAL MORTGAGE, INC.

                                /s/Todd Etter

				By:	Todd Etter
   				Its:  	President



EXHIBIT A
Description of Recourse Agreements


Borrower has agreed that if any residential mortgage or contract for deed that Lender acquires from Borrower on which the borrower has made fewer than 12 payments is in default during the period ending with the 12th payment after Lender bought that residential mortgage or contract for deed, then Borrower shall buy that mortgage investment from Lender or its assignee at a price equal to the total unpaid principal balance due thereon, plus accrued interest to the date of the purchase, plus insurance premiums, taxes and any other amounts that Lender spent in the maintenance, protection or defense of its interest therein or in the real property, including reasonable attorneys' fees. Borrower may satisfy its obligations under the foregoing repurchase requirement by either:

(a) Assigning and transferring to Lender a replacement residential mortgage or contract for deed (the "Replacement Mortgage Investment"), provided:
(i) the real property securing the Replacement Mortgage Investment, the creditworthiness of the obligor on the Replacement Residential Mortgage Investment and other general underwriting criteria are reasonably acceptable to Lender; and (ii) the value of the Replacement Residential Mortgage Investment at the date of transfer to Lender shall be computed by Lender in accordance with its then applicable pricing schedule for acquisition of such residential mortgages or contracts for deed, giving due regard to principal balance, interest rate, term, amortization and other general factors used by Lender for acquisition of residential mortgages at that time; or

(b) Payment by Borrower to Lender, on a month to month basis, of all lost interest, tax and insurance escrow payments, as well as any costs incurred by Lender related to curing the default or obtaining title to and possession of the property securing the defaulted obligation, including but not limited to foreclosure, deed in lieu of foreclosure, bankruptcy claims or motions, evictions, maintaining and/or securing the property and marketing costs less any additional down payments or settlements received by Lender.
-------------------------------------------------------------------------

EXHIBIT 10.13

                         SECURED VARIABLE AMOUNT
                            PROMISSORY NOTE
                            (Non-Recourse)

$3,243,369.05						Dallas, Texas
Initial Principal Amount				December 31, 2005

      FOR VALUE RECEIVED, the undersigned, READY AMERICA FUNDING CORP., a
Texas corporation whose address is 1702 N. Collins Blvd. #100, Richardson,
TX 75080 (the "Borrower"), hereby makes this Secured Variable Amount Promissory Note (this "Note") and promises to pay to the order of United Mortgage Trust, a real estate investment trust organized under the laws of the State of Maryland or its assigns whose address is 1702 N collins Blvd, Suite 100 Richardson TX 75808 (the "Lender"), the sum of up to Five Million Two Hundred Seventy-Four Thousand Thirty Six and no/100 Dollars ($5,274,436.00) in principal, or, if greater or less, the aggregate unpaid principal amount outstanding under this Note, together with accrued, unpaid interest thereon, pursuant to the terms and conditions set forth in this Note. All amounts are payable to Lender in lawful money of the United States of America at the address for Lender provided in this Note, or at such other address as from time to time may be designated by Lender.

1.	Purpose and Nature of Obligations

	Borrower and Lender are presently parties to a certain Revolving Loan Agreement effective as of January 2, 2003 ("Loan Agreement") pursuant to which the Borrower has limited liability to pay Lender any deficiency arising under each of the mortgage loans sold by the Borrower to the Lender (each a "Deficiency Obligation").

	Borrower has transferred its loan origination going concern business and value to UMT Holdings, L.P., a Texas limited partnership ("UMTH") and is no longer originating interim mortgage loans. In exchange for the transfer of Borrower"s going concern business and value, UMTH issued units of partner-ship interest in UMTH to Borrower"s affiliate, which units are presently owned by the Borrower.

      The purpose of this Note is to evidence Borrower"s obligations to the Lender for existing and future Deficiency Obligations and to secure Lender through a pledge of the UMTH partnership interests received by Borrower.

      The parties intend that this will be a non-recourse to Borrower, such that, in the event Borrower defaults under this Note for any reason, including a willful and intentional failure to make payments hereunder, neither the Lender, nor any successor to Lender, may demand such payment from Borrower; the sole remedy of Lender for any such non-payment or other default being its right to foreclose upon the security pledged pursuant to Section 4 hereof.

      The principal balance of this Note shall be increased on a monthly basis by a) the amount of any Deficiency Obligations arising during the prior month; and b) the amount of any accrued and unpaid interest on the outstanding principal balance.

      The amounts owing to Lender shall fluctuate from time to time ad the indebtedness evidenced by this Note is a revolving loan. The amount of Borrower"s obligations under this Note shall be as conclusively indicated in the Lender"s records.

2.	Payment
	Borrower shall repay the principal balance of this Note that is outstanding from time to time at the greater of a) an amount equal to the Microsoft Excel PMT(x,y,z) function where "x" equals the Interest Rate
(as defined below) divided by 12, "y" equals the number of months from the current month to the Maturity Date (as defined below), and "z" equals the unpaid principal amount outstanding under this Note, or, b) 100% of the distributions associated with the 6,739 Class C Units in UMT Holdings, L.P being pledged by Borrower pursuant to Section 4 hereof, commencing on February 1, 2006, and on the first business date of each month thereafter until the entire balance of principal and all interest thereon have been paid in full.

	Notwithstanding anything to the contrary, subject to the above provisions of this Note requiring scheduled payments during the term hereof and further subject to any permitted acceleration of this Note, this Note shall mature, and all outstanding Principal and unpaid accrued interest under this Note shall be due and payable in full, on or before 5:00 P.M., Dallas, Texas time on December 31, 2020 (the "Maturity Date").

	Borrower shall pay all amounts owing hereunder for principal and interest promptly on the date due for each such payment as herein required (time being of the essence), at the address of Lender designated for such payment whether or not Lender has authorized payment by mail or any other manner. Any payment made by mail will be deemed tendered and received only upon actual receipt. Borrower hereby expressly assumes all risk of loss or liability resulting from non-delivery or delay in delivery of any payment transmitted by mail or in any other manner.

	Borrower may prepay this Note, or any portion of this Note, at any time and from time to time, without the payment of any fee or penalty. Any prepayments shall be applied to the next scheduled monthly payments hereunder.

3.	Interest

	Prior to the Maturity Date, interest will accrue on the unpaid balance of principal outstanding at any time and from time to time at a rate of interest ("Interest Rate") per annum equal to Ten Percent (10%).

	All interest shall be calculated on the basis of a 360-day year for the actual number of days the principal or any part thereof remains unpaid.
The amount of any payment shall first be applied to the payment of any interest which is due.

4.	Security

	This Note is secured by an Assignment of Limited Partnership Interest as Collateral of even date herewith between Lender and Borrower ("Assignment") pursuant to which the Borrower will assign to the Lender as collateral security, all distributions on 6,739 Class C Units and its Class EIA Units in UMTH, owned by the Lender. All of the terms, covenants and conditions of the Assignment are hereby made a part of this Note and are deemed incorporated herein in full.

5.	Default

	The occurrence of any of the following shall constitute a default hereunder by Borrower: (a) the nonpayment, within ten (10) business days after the date when due, of any principal or interest payment on this Note; (b) any act of bankruptcy is committed, general assignment for the benefit of creditors is made, or any proceeding under any insolvency or bankruptcy law is filed by or against the Borrower; or (c) the occurrence of a default as defined in the Assignment.

	Lender shall be entitled to exercise all rights conferred upon it in this Note in the event of a default. The acceptance by Lender of any payment in an amount less than the amount then due shall be deemed an acceptance on account only, and the failure to pay the entire amount due shall be and continue to be an event of default, and at any time thereafter and until the entire amount due has been paid.

	In the event Lender shall incur any attorneys" fees, court costs or other costs or expenses enforcing the obligations of the Borrower under this Promissory Note, the Borrower shall pay all such attorneys fees, costs and expenses so incurred upon demand by Lender. The remedies of the Lender under this Note are cumulative, are in addition to any other remedies provided for by law or in equity, and may, to the extent permitted by law, be exercised concurrently or separately, and the exercise of any one remedy shall not be deemed an election of such remedy or to preclude the exercise of any other remedy. All amounts due under this Note shall be paid without set-off, counterclaims or defenses of any kind.

6.	General.

    Time is of the essence of this Note. To the fullest extent permitted by applicable law, Borrower, for itself and its legal representatives, successors and assigns, expressly waives presentment, demand, protest, notice of dishonor, notice of non-payment, notice of maturity, notice of protest, presentment for the purpose of accelerating maturity, diligence in collection, and the benefit of any exemption or insolvency laws.

	Wherever possible, each provision of this Note shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Note shall be prohibited or invalid under applicable law, such provision shall be ineffective to the extent of such prohibition or invalidity without invalidating the remainder of such provision or remaining provisions of this Note. No delay or failure on the part of Lender in the exercise of any right or remedy hereunder or under the Loan Agreement or Assignment shall operate as a waiver thereof, nor as an acquiescence in any default, nor shall any single or partial exercise by Lender of any right or remedy preclude any other right or remedy. Lender, at its option, may enforce its rights against any collateral securing this Note without enforcing its rights against Borrower, any guarantor of the indebtedness evidenced hereby or any other property or indebtedness due or to become due to Borrower.

	Borrower shall execute, acknowledge and deliver, or cause to be executed, acknowledged or delivered, any and all such further assurances and other agreements or instruments, and take or cause to be taken all such other action, as shall be reasonably necessary from time to time to give full effect to this Note and the transactions contemplated thereby.

7.	Governing Law; Jurisdiction and Venue.

THIS NOTE SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY
THE SUBSTANTIVE LAWS OF THE STATE OF TEXAS, WITHOUT REGARD TO ITS CONFLICTS OF LAWS PROVISIONS. JURISDICTION FOR ALL MATTERS ARISING OUT OF THIS NOTE AND THE OTHER LOAN DOCUMENTS SHALL BE EXCLUSIVELY IN THE STATE AND FEDERAL COURTS SITTING IN DALLAS COUNTY, TEXAS, AND BORROWER HEREBY IRREVOCABLY SUBMITS ITSELF TO THE JURISDICTION OF SUCH STATE AND FEDERAL COURTS AND AGREES AND CONSENTS NOT TO
ASSERT IN ANY PROCEEDING, THAT ANY SUCH PROCESS IS BROUGHT IN AN INCONVENIENT FORUM OR THAT THE VENUE THEREOF IS IMPROPER, AND FURTHER AGREES TO A TRANSFER OF SUCH PROCEEDING TO THE COURTS SITTING IN DALLAS COUNTY, TEXAS.

	IN WITNESS WHEREOF, the undersigned, being duly authorized, Borrower has executed this Promissory Note on behalf of the Borrower effective as of the day and year first above written.

      				BORROWER:

				READY AMERICA FUNDING CORP.

				/s/Craig Pettit

				By:  Craig Pettit
				Its: President

-------------------------------------------------------------------------
EXHIBIT 10.14

                             ASSIGNMENT OF LIMITED PARTNERSHIP
                                 INTEREST AS COLLATERAL

      THIS ASSIGNMENT OF LIMITED PARTNERSHIP INTEREST AS COLLATERAL ("Assignment") is made effective as of the 31st day of December 2005 by and between CAPITAL RESERVE GROUP, INC., a Texas corporation whose address is 5740 Prospect, Dallas, Texas 75206 (the "ASSIGNOR") and United Mortgage Trust, a real estate investment trust organized under the laws of the State of Maryland or its assigns whose address is 1702 N. Collins Blvd. #100, Richardson, TX 75080 ("ASSIGNEE").

                                      RECITALS

      A.	ASSIGNOR owns  the class and number of Units of Partnership Interest of UMT HOLDINGS, L.P., a Delaware limited partnership, under the Agreement of
Limited Partnership of ASSIGNEE dated June 17, 2003 (the "Partnership
Agreement") as set forth on Exhibit A attached hereto and incorporated herein by this reference (the "Interest")

      B.	ASSIGNEE has extended credit to ASSIGNOR which is evidenced by a certain Secured Variable Amount Promissory Note dated as of December 31, 2005, including all amendments, renewals and extensions thereof (collectively, the "Indebtedness")

      C.	ASSIGNOR, as a condition to making the extension of credit evidenced by the Note, has required the execution of this Assignment and the ASSIGNOR has determined that executing this Assignment is in its interest and to its financial benefit.

                                     COVENANTS:

      NOW, THEREFORE, for valuable consideration, the receipt and sufficiency of which is hereby acknowledged, ASSIGNOR hereby agrees as follows:

      1.	Grant and Assignment.

      (a)	ASSIGNOR hereby grants to ASSIGNEE a security interest in and assigns to ASSIGNEE all right, title and interest in and to all income, dividends and other distributions thereon of capital, income, cash flow, profit, and all other fees and payments of any nature whatsoever arising from the Interest in the form of cash, property, stock or other securities and the proceeds thereof (collectively, the "Distributions)," as security for the performance and payment by ASSIGNOR of all of its obligations under the Note together with all obligations and all expenses and attorneys' fees incurred by ASSIGNEE under this Assignment or any other document or instrument related thereto (collectively, the "Obligations"). ASSIGNEE may offset against and may apply all Distributions to the Obligations and until all Obligations have been paid in full, all rights to such Distributions shall remain subject to the assignment, lien and security interest of this Assignment.

      (b)	ASSIGNOR agrees to execute and deliver to ASSIGNEE (i) an
assignment separate from certificate in the form of Exhibit B attached hereto and made a part hereof, appropriately endorsed in blank, with respect to the Interest, and (ii) such other documents of transfer as ASSIGNEE may from time to time reasonably request to enable ASSIGNEE to transfer the Interest into its name to secure its rights under the Note and this Assignment (all of the foregoing are hereinafter collectively referred to as the "Powers"). The Powers shall be held in escrow by ASSIGNEE and shall not be effective until the occurrence of an Event of Default and ASSIGNOR's failure to cure such default. The Powers shall be limited to the right to receive Distributions only and will not affect the ASSIGNOR's right to vote or any other of its rights as the owner of the Interest.

      2.	Representations and Warranties. ASSIGNOR represents and warrants to ASSIGNEE that:

      (a)	The ASSIGNOR's exact legal name and the address are as set forth in the first section of this Assignment;

      (b)	the units of partnership interest comprising the Interest have been validly issued, are fully paid and non-assessable, and are owned by ASSIGNOR free of any pledge, lien, charge, encumbrance, claim, restriction on transferability or otherwise, option, or other security interest therein or the proceeds thereof except (i) the Lien of UMT, and (ii) such as granted hereunder, and ASSIGNOR is the sole holder of record and sole beneficial owner thereof, free and clear of any security interest, pledge, or other lien or encumbrance (collectively, "Lien");

      (c)	ASSIGNOR is entitled to the share of distributions of income, profits and payments of any nature whatsoever arising from the Interest corresponding to the class and percentage of ownership in the Partnership represented thereby;

      (d)	ASSIGNOR has the full power, right and authority to enter
into this Assignment and to pledge, mortgage, assign, transfer, deliver, deposit, set over and confirm the Interest to ASSIGNEE as provided herein;

      (e)	ASSIGNOR has obtained all necessary consents, approvals,
authorizations or orders of any person, corporation, partnership, trust, governmental entity, or other entity required for the execution and delivery of this Assignment or the delivery of the Interest to ASSIGNEE as provided herein; and

      (f)	The execution and delivery of this Assignment and the
performance of its terms, will not result in the violation of any provision of the governing documents of the Partnership, or violate or constitute a default under the terms of any other agreement, indenture or other instrument, license, judgment, decree, order, law, statute, ordinance or other governmental rule or regulation applicable to ASSIGNOR or any of its property;

      (g)	there are no actions or proceedings which are threatened or
pending against ASSIGNOR which might result in any material adverse change in ASSIGNOR's financial condition or which might materially affect any of ASSIGNOR's assets; and

      (h)	This Assignment, together with the Powers, shall create a valid lien upon, and security interest in, the Interest subject to no prior security interest, lien, charge, encumbrance, or agreement purporting to grant to any third party a security interest in the Interest except as specifically described in this Assignment.

      The representations and warranties set forth in this Section 2 shall survive the execution and delivery of this Assignment.

      3.	Covenants.	ASSIGNOR covenants and agrees that, until
payment in full of all of the Obligations is made, ASSIGNOR will:

      (a)	if ASSIGNOR receives any Distribution, ASSIGNOR shall notify
ASSIGNEE thereof, hold such Distribution in trust for the benefit of ASSIGNEE and, if requested by ASSIGNEE, shall immediately deliver such Distribution in the form received by ASSIGNOR. In the event that the Distribution is in the form of a check or other instrument, ASSIGNOR shall provide ASSIGNEE with all necessary endorsements thereon;

      (b)	immediately to deliver to ASSIGNEE (i) all certificates
evidencing any of the Interest which may at any time come into the possession of ASSIGNOR, together with assignments separate from certificate for such certificates, endorsed in blank, and (ii) to take such other steps as ASSIGNEE may from time to time reasonably request to perfect ASSIGNEE's security interest in the Interest under applicable law;

      (c)	without the prior written consent of ASSIGNEE, ASSIGNOR will not attempt to or further sell, assign, transfer, mortgage, pledge or otherwise further encumber any of ASSIGNOR's rights in or to the Interest or any unpaid Distributions or grant a Lien therein to any other party;

      (d)	no change in ASSIGNOR's Interest or in ASSIGNOR's rights to any distributions therefrom shall occur, without the prior written consent of ASSIGNEE;

      (e)	ASSIGNOR will not permit or authorize any action by or on behalf of the Partnership which would result in any of the Interest which is a "security" within the meaning of Article 8 of the Uniform Commercial Code to cease being deemed a security;

      (f)	ASSIGNOR will, at ASSIGNOR's expense, obtain, execute, acknowledge and deliver all such instruments and take all such action necessary (or as ASSIGNEE may from time to time request) in order to ensure ASSIGNEE shall have and retain the benefits of the lien and security interest in the Interest granted hereby;

      (g)	ASSIGNOR hereby irrevocably authorizes ASSIGNEE to file financing statement(s) describing the Interest in all public offices deemed necessary by ASSIGNEE, and to take any and all actions, including, without limitation, filing all financing statements, continuation financing statements and all other documents that ASSIGNEE may reasonably determine to be necessary to perfect and maintain ASSIGNEE's security interest in the Interest. ASSIGNOR shall, upon demand, pay the cost of filing or recording all financing statement(s) and other documents. ASSIGNOR agrees to execute and deliver promptly to ASSIGNEE all financing statements, continuation financing statements, assignments, and all other documents that ASSIGNEE may reasonably request in form satisfactory to ASSIGNEE to perfect and maintain ASSIGNEE's security interest in the Interest; and

      (h)	ASSIGNOR shall promptly notify ASSIGNEE in writing of the
initiation of any suits or proceedings before any court, government agency, arbitration panel or administrative tribunal, which may result in any material adverse change (i) in the Interest, or (ii) in the property or financial condition of the ASSIGNOR.

      4.	Default. Each of the following will be an Event of Default
hereunder (each, an "Event of Default"):

      (a)	the default in the payment or performance of the Obligations or any part thereof;

      (b) 	the occurrence of a default or an Event of Default under any instrument or agreement evidencing, guarantying or securing any of the Obligations;

      (c)	the occurrence of a default or an Event of Default under any instrument or agreement between ASSIGNOR and any other party which provides for a Lien in the Interest;

      (d)	the failure of ASSIGNOR to perform or observe any of the
covenants or other provisions of this Assignment;

      (e)	any breach by ASSIGNOR of any representations made in this
Assignment or any misrepresentation by ASSIGNOR to ASSIGNEE in this Assignment or the Note;

      (f)	the issuance of a court order, lien or attachment against the any part of the Interest;

      (g)	the entry of a decree or order for relief by a court having
jurisdiction in the premises in respect of ASSIGNOR in an involuntary bankruptcy, insolvency or other similar law now or hereafter in effect, or appointing a receiver, liquidator, assignee, custodian, trustee, sequestrator (or other similar law now or hereafter in effect, or appointing a receiver, liquidator; assignee, custodian, trustee, sequestrator (or other similar official) of ASSIGNOR or for any substantial part of its properties, or the filing and pendency for thirty (30) days without dismissal of a petition initiating an involuntary case under any such bankruptcy, insolvency or other similar law;

      (h)	the commencement by ASSIGNOR of a voluntary case under any
applicable bankruptcy, insolvency or other similarly law now or hereafter in effect, or the consent by ASSIGNOR to the entry of an order for relief in an involuntary case under any such law or to the appointment of or taking possession by a receiver, liquidator, assignee, trustee, custodian, sequestrator (or other similar official) of ASSIGNOR or of any substantial part of its properties, or the making by either of them of any general assignment for the benefit of creditors, or the failure of ASSIGNOR generally to pay its debts as such debts become due;

      (i)	the death or dissolution of ASSIGNOR;

      (j)	the occurrence of any adverse change in the condition or
affairs (financially or otherwise) of ASSIGNOR or of any endorser, guarantor or surety for any of the Obligations which, in the opinion of ASSIGNEE, impairs ASSIGNEE's security or the ability of ASSIGNEE to recover repayment or performance of any Obligations or ASSIGNEE deems itself insecure;

      (k)	the hypothecation (including by means of any assignment,
mortgage, pledge or grant of a security interest therein) of any of the ASSIGNOR's economic or other interest in the Interest; or

      (l)	the sale, assignment or transfer of the ASSIGNOR's interest
in the Interest or any portion thereof, by instrument, conveyance, operation of law or otherwise;

      5.	Remedies Upon Default.  Upon the occurrence of an Event of Default under this Assignment, as defined above, ASSIGNEE shall have the following rights and options:

      a	To exercise those rights granted to it under this Assignment, the Loan
Documents or any related document;

      b.	To demand, collect, sue for, receive, compromise, compound and adjust all disbursements of capital and/or all monies due ASSIGNOR for any reason whatsoever with respect to the Interest at any time thereafter; and

      c.	To pursue ASSIGNEE's remedies with respect to any collateral under this Assignment as a secured creditor under the Uniform Commercial Code or other provisions of applicable law.

      	6.	Waiver.  No delay on ASSIGNEE's part in exercising any power of sale, lien, option or other right hereunder, and no notice or demand which may be given to or made upon ASSIGNOR by ASSIGNEE with respect to any power of sale, lien, option or other right hereunder, shall constitute a waiver thereof, or limit or impair ASSIGNEE's right to take any action or to exercise any power of sale, lien option, or any other right hereunder without notice or demand, or prejudice ASSIGNEE's rights as against ASSIGNOR in any respect. In addition, no waiver of any Event of Default will be deemed to be a waiver of any subsequent Event of Default and no action taken by ASSIGNEE hereunder shall in any way impair or limit ASSIGNEE's right to exercise any or all rights or remedies ASSIGNEE may otherwise have against ASSIGNOR with respect to any Obligations. This Assignment shall not, in any manner, be construed as a compromise of any Obligations except to the extent that a Distribution is applied to reduce the Obligations and then only to the extent and in the amount of such Distribution actually received by ASSIGNEE. This is an absolute, unconditional and continuing assignment and will remain in full force and effect until the Obligations have been fully paid to ASSIGNEE. This Assignment will extend to and cover renewals of the Obligations and any number of extensions of time for payment thereof and will not be affected by any surrender, exchange, acceptance or release by ASSIGNEE of any other pledge or any security held by it for any of the Obligations. Notice of acceptance of this assignment, notice of extensions of credit to ASSIGNOR from time to time, notice of default, diligence, presentment, protest, demand for payment, notice of demand or protest, and any defense based upon a failure of ASSIGNEE to comply with the notice requirements of the applicable version of Uniform Commercial Code Section 9-611 are hereby waived.

      7.	Indemnification. ASSIGNOR agrees to indemnify and hold
ASSIGNEE harmless from and against any taxes, liabilities, claims and damages, including reasonable attorney's fees and disbursements, and other expenses incurred or arising by reason of the taking or the failure to take action by ASSIGNEE, in good faith, under this Assignment and in respect of any transactions effected in connection with this Assignment, including without limitation, any taxes payable in connection with the delivery or registration of the Interest as provided herein. The obligations of ASSIGNOR under this Section shall survive the termination of this Assignment.

      8.	Miscellaneous. This Assignment shall be binding upon ASSIGNOR and
ASSIGNOR's heirs, administrators, successors and assigns, and shall inure to the benefit of, and be enforceable by, ASSIGNEE and its successors, transferees and assigns. None of the terms or provisions of this Assignment may be waived, altered, modified or amended except in writing duly signed for and on behalf of ASSIGNEE and ASSIGNOR. Additionally, this Assignment may be executed in any number of counterparts, which counterparts shall, collectively and separately, constitute one agreement. If any term or provision set forth in this Assignment shall be deemed invalid or unenforceable, the remainder of this Assignment, other than such provisions held invalid or unenforceable, shall be construed in all respects as if such invalid or unenforceable term or provision were omitted.

      9.	Notices.  Any notices under or pursuant to this Assignment shall be deemed duly sent when delivered by facsimile transmission, with electronic confirmation of delivery, or when mailed by overnight courier service, with the signature of the recipient upon delivery, addressed as follows:

If to ASSIGNEE, to:

United Mortgage Trust.
1702 N. Collins Blvd. #100
Richardson, TX  75080
Attention:  Cricket Griffin


If to ASSIGNOR, to:

Capital Reserve Group
5740 Prospect
Dallas, Texas 75206


      	10.	Governing Law. All acts and transactions hereunder and the rights and obligations of the parties hereto shall be governed, construed and interpreted in accordance with the domestic laws of the state of Texas without regard to principles of conflicts of laws that would require the application of the laws of another state.

This Assignment is executed and delivered on the day and year set forth above.


CAPITAL RESERVE CORP.


By:	___________________

Its:	President


UNITED MORTAGE TRUST


By:	____________________
Its:	President




EXHIBIT A

Description of Interest


4,984 Class C Units of Partnership Interest in UMT Holdings, L.P., a Delaware limited partnership, together with all income, dividends and other distributions thereon evidenced by Global Certificate No. ___, standing in the name of UMT Services, Inc., its General Partner as nominee for the ASSIGNOR.


EXHIBIT B
Assignment Separate From Certificate
(See attached)



ASSIGNMENT SEPARATE FROM CERTIFICATE

FOR VALUE RECEIVED, the undersigned ("ASSIGNOR") does hereby sell, assign and transfer to UMT HOLDINGS, L.P., a Delaware limited partnership ("ASSIGNEE"), _____ Class __ Units of Partnership Interest, of ASSIGNEE, represented by Global Certificate No. ____ , standing in the name of UMT Services, Inc., General Partner, as nominee for the undersigned, on the books of the partnership. The undersigned does hereby irrevocably constitute and a ppoint ASSIGNEE as the undersigned's attorney-in-fact to transfer said Units of ASSIGNEE, with full power of substitution in the premises.

Dated: ___________________, ______

____________________________________


This assignment is made for collateral purposes pursuant to, and subject to the terms and conditions of that certain Assignment of Limited Partnership Interest as Collateral dated December 31, 2005 between ASSIGNOR and ASSIGNEE.
----------------------------------------------------------------------------

EXHIBIT 10.15


                              GUARANTY
                           (Non-Recourse)


      THIS GUARANTY is made effective the 31st day of December 2005, by and between READY MORTGAGE CORPORATION, a Texas corporation whose address is 1702 N. Collins, Suite 100, Richardson, Texas 75080 (the "Guarantor"), and UNITED MORTGAGE TRUST, a real estate investment trust organized under the laws of the State of Maryland, whose address is 1702 N. Collins, Richardson, Texas 75080 ("UMT").

                               RECITALS

      A.	Ready America Funding Corp., a Texas corporation and an
affiliate of Guarantor (the "Company") and the Guarantor have transferred their loan origination going concern business and value to UMT Holdings, L.P. and are no longer originating interim mortgage loans.

      B.	Guarantor has received consideration from UMT Holdings, L.P., specifically Class C UMTH L.P. partnership units, in exchange for the going concern business and value of the Company and of Guarantor and UMT has made loans, extended or continued credit or some other benefit, to the Company, for which Guarantor has received value. Guarantor has determined that executing and delivering this Guaranty and giving its pledge of its UMTH L.P. Class C partnership units appropriately attaches the value received by Guarantor for Guarantor's conveyed interest and is in Guarantor's interest and to Guarantor's financial benefit.

      C.	Guarantor and UMT are parties to a Revolving Loan Agreement
dated as of October 1, 2001 (the "Revolving Loan Agreement"), as amended by an Addendum dated March 24, 2003 (the "Addendum").

      D.	Under the Revolving Loan Agreement, as amended, Guarantor
is obligated to reimburse UMT for losses on defaulted loans that UMT has purchased from Guarantor (such reimbursement obligations being referred to in Section 6.04 of the Addendum as the "Borrower's Recourse Liability." ).

      E.	The parties intend that amount of Guarantor's liability
under this Guaranty will be limited to the lesser of (i) 50% of the outstanding balance of the Promissory Note (as defined below) being guaranteed hereunder or (ii) to the same extent as Borrower's Recourse Liability and that this Guaranty will be secured by a pledge of certain of Guarantor's assets. Borrower's Recourse Liability hereunder is defined as and is limited to an amount which shall be equal to that obtained by adding (iii) any gain from sale of foreclosed real estate acquired by UMT from Guarantor; (iv) all prepayment penalties on all real estate acquired by UMT from Guarantor; (v)
20% of the monthly interest differential on performing interim loans funded to Guarantor by UMT; (vi) 2.5% of the gross income from Guarantor's affiliated entities which borrow from UMT; (vii) 75% of distributable cash from Guarantor's affiliated entities which borrow from UMT; and (viii) a reserve account equal to $95,000 and 0.5% of each loan funded to Guarantor by UMT after the date of the Addendum, and, all such amounts being applicable only to loans for Guarantor and not loans for the Company.

      F.	The parties further intend that this Guaranty shall be
non-recourse in nature such that, if Guarantor defaults under this Guaranty for any reason, including a willful and intentional failure to make payments hereunder, neither UMT, nor any successor to UMT, may demand such payment from Guarantor; the sole remedy to UMT for any such non-payment or other default being its right to foreclose upon the security pledged pursuant to Section 5 hereof.

                             AGREEMENT

	In consideration of the premises, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged by Guarantor,

GUARANTOR AGREES AS FOLLOWS:

1.	GUARANTEE.  Guarantor unconditionally and irrevocably guarantees to
UMT the full and prompt payment when due of all indebtedness, liabilities and performance of the obligations of the Company to UMT arising under or evidenced by the following:

Secured Variable Amount Promissory Note (the "Promissory Note") made by the Company and dated as of December 31, 2005 in the initial principal amount of $3,243,369.05 as of the date hereof and subject to increase or decrease in accordance with the terms of the Promissory Note together with expenses, costs and attorneys' fees, incurred by UMT in connection with the enforcement of this Guaranty.

UMT may have immediate recourse against the assets that Guarantor is concurrently herewith pledging to secure its obligations hereunder as further described in Section 5 below for the full and immediate payment of the Promissory Note at any time when the Promissory Note, or any portion, has not been paid when due (whether by acceleration or otherwise). All payments by Guarantor shall be made in lawful money of the United States of America and in immediately available funds.

	NOTWITHSTANDING THE FOREGOING, in no event will the amount of Guarantor's liability hereunder be greater than the lesser of

	50% of the outstanding balance of the Promissory Note at the time of UMT's demand for performance upon Guarantor hereunder plus expenses, costs and attorneys' fees, incurred by UMT in connection with the enforcement of this Guaranty

				or

		    Borrower's Recourse Liability

2.	NATURE OF GUARANTEE.  This is a guarantee of payment and not of collection.
At any time when the Promissory Note, or any portion thereof, has not been paid when due (whether by acceleration or otherwise) UMT can require that Guarantor pay UMT the amounts owing under this Guaranty immediately, and UMT is not required to collect first from the Guarantor, any collateral or any other person liable for the Promissory Note.  No delay or stay in any acceleration of the Promissory Note, as against the Guarantor, due to the application of any bankruptcy, insolvency or other law or proceeding shall be effective under this
Guaranty and Guarantor agrees to pay immediately any amount of the Promissory
Note that would be due and payable but for such delay or stay.  Guarantor's liability for payment of the Promissory Note shall be a primary obligation and shall be absolute and unconditional.  Guarantor agrees that none of the following acts, omissions or occurrences shall diminish or impair the liability of Guarantor in any respect (all of which acts, omissions or occurrences may be done or occur without notice to Guarantor):

*	Any extension, modification, indulgence, compromise, settlement or variation of any of the terms of the Promissory Note.

*	Any assignment or transfer of any interest in the Promissory Note.

*	The discharge or release of any obligations of the Company or any other person now or hereafter liable on the Promissory Note, by reason of bankruptcy or insolvency laws or otherwise.

*	The acceptance or release by UMT of any collateral, security or other guaranty from the Company, the Guarantor or any other person, or any settlement, compromise or extension with respect to any such collateral, security or other guaranty.

*	The application or allocation by UMT of payments, collections or credits on the Promissory Note.

*	The creation of any new promissory notes by the the Company.

*	The making of a demand, or absence of demand, for payment of the Promissory
        Note, or giving, or failing to give, any notice of dishonor, protest, presentment or non-payment or any other notice.

*	Any failure, omission or delay on the part of the Company, the Company or any other person now or hereafter liable on the Promissory Note, or anyone claiming by or through any of them, to comply with any instrument or agreement relating to the Promissory Note.

*	To the extent permitted by law, any release or discharge, by operation of law, of Guarantor from the performance or observance of any obligation, covenant or agreement contained in this Guaranty.

*	Any merger or consolidation of the Company,  Guarantor or any other person now or hereafter liable on the Obligations, into or with any other corporation or other entity, or any sale, lease or transfer of any of the assets of the Guarantor or the Company to any other person or entity.

*	Any other occurrence or circumstance which might otherwise constitute a legal or equitable defense or discharge of the liabilities of a guarantor or surety or which might otherwise limit recourse against Guarantor.

   The obligations of Guarantor set forth in this Guaranty constitute non-recourse obligations of Guarantor, enforceable against Guarantor only to the full extent of Guarantor's assets and properties that have been pledged to secure its obligations hereunder.

3.	WAIVERS.  Without limiting the generality of the foregoing, Guarantor unconditionally waives (a) any right of subrogation to the rights of UMT against the Company; (b) UMT's acceptance of this Guaranty; (c) any set-offs or counterclaims against UMT which would otherwise impair UMT's rights against Guarantor; (d) any demand or notice of any action that UMT takes regarding the Company, anyone else, any collateral, or the Promissory Note, which Guarantor might be entitled to by law or under any other agreement; and (e) any requirement of diligence on the part of anyone.

4.	REPRESENTATIONS AND WARRANTIES.  Guarantor represents and warrants to
UMT as follows:

      The execution and delivery of this Guaranty, and the performance of the obligations imposed under this Guaranty, do not violate any law and do not conflict with any agreement by which Guarantor is bound, and do not require any consent or approval of any governmental authority or any third party. This Guaranty is a valid and binding agreement, enforceable according to its terms.

      There are no actions, suits or proceedings, and no proceedings before any arbitrator or by or before any governmental commission, board, bureau or other administrative agency, pending or, to the best knowledge of Guarantor, threatened against or affecting Guarantor, or any properties or rights of Guarantor, which, if adversely determined, could have a materially adverse effect upon the financial condition of Guarantor.

      Guarantor delivers this Guaranty based solely on Guarantor's knowledge of (or decision not to investigate) the financial condition of the Company and is not relying on any information furnished by UMT. Guarantor assumes full responsibility for obtaining any further information concerning the Company's financial condition and the status of the Obligations or any other matter which Guarantor may deem necessary or appropriate (now or later). Guarantor waives any duty on the part of UMT, and agrees that Guarantor is not relying upon nor expecting UMT to disclose to Guarantor any fact now or later known by UMT, whether relating to the operations or condition of the Company, the existence, liabilities or financial condition of any co-guarantor of the Promissory Note, the occurrence of any default with respect to the Obligations, or otherwise, notwithstanding any effect such fact may have upon Guarantor's risk under this Guaranty, or Guarantor's rights against the Company.

      UMT has made no representation to Guarantor as to the credit-worthiness of the Company, and that Guarantor is satisfied with the means that Guarantor has for obtaining from the Company, on a continuing basis, financial and other information pertaining to the Company's financial condition.

5.	SECURITY.  This Guaranty is secured by an Assignment of Limited
Partnership Interest as Collateral of even date herewith between Lender and Borrower ("Assignment") pursuant to which the Borrower will assign to the Lender as collateral security, all distributions on 4,984 Class C Units in UMTH, owned by the Lender. Upon default in Guarantor's obligations under this Guaranty, UMT shall have full recourse against such pledged assets and against no other xassets of Guarantor.

6.	REINSTATEMENT.  This Guaranty, and any agreement securing this Guaranty, shall continue to be effective, or shall be automatically reinstated, as the case may be, if at any time payment of all or any part of the Obligations is rescinded or must otherwise be restored or returned by UMT upon the insolvency, bankruptcy, dissolution, liquidation or reorganization of the Company, or upon, or as a result of, the appointment of a custodian, receiver, trustee or other officer with similar powers with respect to the Company or any substantial part of the Company's property, or for any other reason, all as though such payments had not been made.

7.	CONTINUED RELIANCE.  UMT may continue to make loans or extend credit to the Company based on this Guaranty until an officer of UMT receives written notice of termination from Guarantor. That notice shall be effective as of UMT's opening for business on the fifth (5th) day after receipt of the notice. If terminated, Guarantor will continue to be liable to UMT for any Obligations created, assumed or committed to at the time the termination becomes effective, and all subsequent renewals, extensions, modifications and amendments of such Obligations.

8.	MISCELLANEOUS. The Recitals above are incorporated into this Agreement as an integral part hereof. This Agreement shall be binding upon Guarantor and Guarantor's heirs, administrators, successors and assigns, and shall inure to the benefit of, and be enforceable by, UMT and its successors, transferees and assigns. None of the terms or provisions of this Agreement may be waived, altered, modified or amended except in writing duly signed for and on behalf of UMT and the Guarantor. Additionally, this Agreement may be executed in any number of counterparts, which counterparts shall, collectively and separately, constitute one agreement. If any term or provision set forth in this Agreement shall be deemed invalid or unenforceable, the remainder of this Agreement, other than such provisions held invalid or unenforceable, shall be construed in all respects as if such invalid or unenforceable term or provision were omitted.

9.	NOTICES.  Any notices under or pursuant to this Agreement shall be deemed duly sent when delivered by facsimile transmission, with electronic confirma-tion of delivery, or when mailed by overnight courier service, with the signature of the recipient upon delivery, addressed as follows:

If to  UMT, to:
United Mortgage Trust
1702 N. Collins
Richardson, Texas 75080
Attention:  Cricket Griffin

If to GUARANTOR, at:
Ready Mortgage Corporation.
1702 N. Collins, Suite 1000
Richardson, Texas 75080


10.	GOVERNING LAW. All acts and transactions hereunder and the rights and obligations of the parties hereto shall be governed, construed and interpreted in accordance with the laws of the state of Texas without regard to principles of conflicts of laws that would require the application of the laws of another state.



This Agreement is executed and delivered effective on the day and year set forth above.

READY MORTGAGE CORPORATION

By:/s/Craig Pettit

Its: President
----------------------------------------------------------------------------

EXHIBIT 10.16

                                       GUARANTY
                                    (Non-Recourse)


      THIS GUARANTY is made effective the 31st day of December 2005, by and between WLL, Ltd, a Texas limited partnership whose address is 5740 Prospect Avenue, Suite 1000, Dallas, Texas 75206 (the "Guarantor"), and UNITED MORTGAGE TRUST, a real estate investment trust organized under the laws of the State of Maryland, whose address is 5740 Prospect Avenue, Suite 1000, Dallas,
Texas 75206 ("UMT").

RECITALS

      A.	Capital Reserve Group, Inc., a Texas corporation and an affiliate of Guarantor (the "Company") has transferred its loan origination going concern business and value to UMT Holdings, L.P., a Delaware limited partnership and is no longer originating interim mortgage loans.

      B.	Guarantor's affiliate, who is in turn an affiliate of the Company has received consideration from UMT Holdings, L.P., specifically Class C
UMTH L.P. partnership units, in exchange for the transfer of the Company's going concern business and value, which partnership units have been transferred by Guarantor's affiliate to the Guarantor.

      C. UMT has made loans, extended or continued credit or some other benefit, to the Company, for which Guarantor's affiliate has received value. Guarantor has determined that executing and delivering this Guaranty and giving its pledge of its UMTH L.P. Class C partnership units appropriately attaches the value received by Guarantor's affiliate for the going concern business and value of the Company and is in Guarantor's interest and to Guarantor's financial benefit.

      D.	The parties intend that this Guaranty shall be non-recourse
in nature such that, if Guarantor defaults under this Guaranty for any reason, including a willful and intentional failure to make payments hereunder, neither UMT, nor any successor to UMT, may demand such payment from Guarantor; the sole remedy to UMT for any such non-payment or other default being its right to foreclose upon the security pledged pursuant to
Section 5 hereof.

AGREEMENT

      In consideration of the premises, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged by Guarantor,

GUARANTOR AGREES AS FOLLOWS:

1.	GUARANTEE.  Guarantor unconditionally and irrevocably guarantees to
UMT the full and prompt payment when due of all indebtedness, liabilities and performance of the obligations of the Company to UMT arising under or evidenced by the following:

Secured Variable Amount Promissory note (the "Promissory Note") dated as of December 31, 2005 in the initial principal amount of $2,725,442.20 as of the date hereof and subject to increase or decrease in accordance with the terms of the Promissory Note together with expenses, costs and attorneys' fees, incurred by UMT in connection with the enforcement of this Guaranty (collectively, the "Obligations").

UMT may have immediate recourse against the assets that Guarantor is concurrently herewith pledging to secure its obligations hereunder as further described in Section 5 below for the full and immediate payment of the Obligations at any time when the Obligations, or any portion, has not been paid when due (whether by acceleration or otherwise). All payments by Guarantor shall be made in lawful money of the United States of America and in immediately available funds. Guarantor's obligations under this Guaranty are not limited to any specific amount or part of the Obligations and the fees, costs and expenses incurred by UMT in connection with the enforcement of the Guaranty and/or any obligations of the Guarantor to UMT.

2.	NATURE OF GUARANTEE.  This is a guarantee of payment and not of collection. At any time when the Obligations, or any portion thereof, has not been paid when due (whether by acceleration or otherwise) UMT can require that Guarantor pay UMT the amounts owing under this Guaranty immediately, and UMT is not required to collect first from the Guarantor, any collateral or any other person liable for the Obligations. No delay or stay in any acceleration of the Obligations, as against the Guarantor, due to the application of any bankruptcy, insolvency or other law or proceeding shall be effective under this Guaranty and Guarantor agrees to pay immediately any amount of the Obligations that would be due and payable but for such delay or stay. Guarantor's liability for payment of the Obligations shall be a primary obligation and shall be absolute and unconditional. Guarantor agrees that none of the following acts, omissions or occurrences shall diminish or impair the liability of Guarantor in any respect (all of which acts, omissions or occurrences may be done or occur without notice to Guarantor):

*	Any extension, modification, indulgence, compromise, settlement or variation of any of the terms of the Obligations.

*	Any assignment or transfer of any interest in any of the Obligations.

*	The discharge or release of any obligations of the Company or any other person now or hereafter liable on the Obligations, by reason of bankruptcy or insolvency laws or otherwise.

*	The acceptance or release by UMT of any collateral, security or other guaranty from the Company, Guarantor or any other person, or any settlement, compromise or extension with respect to any such collateral, security or other guaranty.

*	The application or allocation by UMT of payments, collections or credits on the Obligations.

*	The creation of any new Obligations by the Company.

*	The making of a demand, or absence of demand, for payment of the
        Obligations, or giving, or failing to give, any notice of dishonor, protest, presentment or non-payment or any other notice.

*	Any failure, omission or delay on the part of the Company, Guarantor or any other person now or hereafter liable on the Obligations, or anyone claiming by or through any of them, to comply with any instrument or agreement relating to any of the Obligations.

*	To the extent permitted by law, any release or discharge, by operation of law, of Guarantor from the performance or observance of any obligation, covenant or agreement contained in this Guaranty.

*	Any merger or consolidation of the Company, Guarantor or any other person now or hereafter liable on the Obligations, into or with any other corporation or other entity, or any sale, lease or transfer of any of the assets of the Guarantor or Guarantor to any other person or entity.

*	Any other occurrence or circumstance which might otherwise constitute a legal or equitable defense or discharge of the liabilities of a guarantor or surety or which might otherwise limit recourse against Guarantor.

   The obligations of Guarantor set forth in this Guaranty constitute non-recourse obligations of Guarantor, enforceable against Guarantor only to the full extent of Guarantor's assets and properties that have been pledged to secure its obligations hereunder.

3.	WAIVERS.  Without limiting the generality of the foregoing, Guarantor unconditionally waives (a) any right of subrogation to the rights of UMT against the Company; (b) UMT's acceptance of this Guaranty; (c) any set-offs or counterclaims against UMT which would otherwise impair UMT's rights against Guarantor; (d) any demand or notice of any action that UMT takes regarding the Company, anyone else, any collateral, or any Obligations, which Guarantor might be entitled to by law or under any other agreement;
and (e) any requirement of diligence on the part of anyone.

4.	REPRESENTATIONS AND WARRANTIES.  Guarantor represents and warrants to
UMT as follows:

      The execution and delivery of this Guaranty, and the performance of the obligations imposed under this Guaranty, do not violate any law and do not conflict with any agreement by which Guarantor is bound, and do not require any consent or approval of any governmental authority or any third party. This Guaranty is a valid and binding agreement, enforceable according to its terms.

      There are no actions, suits or proceedings, and no proceedings before any arbitrator or by or before any governmental commission, board, bureau or other administrative agency, pending or, to the best knowledge of Guarantor, threatened against or affecting Guarantor, or any properties or rights of Guarantor, which, if adversely determined, could have a materially adverse effect upon the financial condition of Guarantor.

      Guarantor delivers this Guaranty based solely on Guarantor's knowledge of (or decision not to investigate) the financial condition of the Company and is not relying on any information furnished by UMT. Guarantor assumes full responsibility for obtaining any further information concerning the Company's financial condition and the status of the Obligations or any other matter which Guarantor may deem necessary or appropriate (now or later). Guarantor waives any duty on the part of UMT, and agrees that Guarantor is not relying upon nor expecting UMT to disclose to Guarantor any fact now or later known by UMT, whether relating to the operations or condition of the Company, the existence, liabilities or financial condition of any co-guarantor of the Obligations, the occurrence of any default with respect to the Obligations, or otherwise, notwithstanding any effect such fact may have upon Guarantor's risk under this Guaranty, or Guarantor's rights against the Company.

      UMT has made no representation to Guarantor as to the credit-worthiness of the Company, and that Guarantor is satisfied with the means that Guarantor has for obtaining from the Company, on a continuing basis, financial and other information pertaining to the Company's financial condition.

5.	SECURITY.  This Guaranty is secured by a pledge of Guarantor's
Class C and Class D units of partnership interest in UMT HOLDINGS, L.P., a limited partnership organized under the laws of the State of Delaware pursuant to a Pledge and Assignment Agreement of even date herewith. Upon default in Guarantor's obligations under this Guaranty, UMT shall have full recourse against such pledged assets and against no other assets of Guarantor.

6.	REINSTATEMENT.  This Guaranty, and any agreement securing this Guaranty, shall continue to be effective, or shall be automatically reinstated, as the case may be, if at any time payment of all or any part of the Obligations is rescinded or must otherwise be restored or returned by UMT upon the insolvency, bankruptcy, dissolution, liquidation or reorganization of the Company, or upon, or as a result of, the appointment of a custodian, receiver, trustee or other officer with similar powers with respect to the Company or any substantial part of the Company's property, or for any other reason, all as though such payments had not been made.

7.	CONTINUED RELIANCE.  UMT may continue to make loans or extend credit to the Company based on this Guaranty until an officer of UMT receives written notice of termination from Guarantor. That notice shall be effective as of UMT's opening for business on the fifth (5th) day after receipt of the notice. If terminated, Guarantor will continue to be liable to UMT for any Obligations created, assumed or committed to at the time the termination becomes effective, and all subsequent renewals, extensions, modifications and amendments of such Obligations.

8.	MISCELLANEOUS. This Agreement shall be binding upon Guarantor and
Guarantor's heirs, administrators, successors and assigns, and shall inure to the benefit of, and be enforceable by, UMT and its successors, transferees and assigns. None of the terms or provisions of this Agreement may be waived, altered, modified or amended except in writing duly signed for and on behalf of UMT and the Guarantor. Additionally, this Agreement may be executed in any number of counterparts, which counterparts shall, collectively and separately, constitute one agreement. If any term or provision set forth in this Agreement shall be deemed invalid or unenforceable, the remainder of this Agreement, other than such provisions held invalid or unenforceable, shall be construed in all respects as if such invalid or unenforceable term or provision were omitted.

9.	NOTICES.  Any notices under or pursuant to this Agreement shall be deemed duly sent when delivered by facsimile transmission, with electronic confirmation of delivery, or when mailed by overnight courier service, with the signature of the recipient upon delivery, addressed as follows:

If to  UMT, to:
United Mortgage Trust
5740 Prospect Avenue, Suite 1000
Dallas, Texas 75206
Attention:  Cricket Griffin

If to GUARANTOR, to:
WLL, Ltd.
5740 Prospect Avenue, Suite 1000
Dallas, Texas 75206


10.	GOVERNING LAW. All acts and transactions hereunder and the rights and obligations of the parties hereto shall be governed, construed and interpreted in accordance with the laws of the state of Texas without regard to principles of conflicts of laws that would require the application of the laws of another state.

This Agreement is executed and delivered effective on the day and year set forth above.

WLL, LTD.

WLL Management, LLC,
General Partner

By:/s/William E Lowe
Its President

--------------------------------------------------------------------------

EXHIBIT 10.17

                                GUARANTY


      THIS GUARANTY is made effective the 31st day of December 2005 by and between UMT HOLDINGS, L.P., a Delaware limited partnership whose address is 1702 N. Collins Boulevard, Suite 100, Richardson, Texas 75080 (the "Guarantor"), and UNITED MORTGAGE TRUST, a real estate investment trust organized under the laws of the State of Maryland, whose address is 5740 Prospect Avenue, Suite 1000, Dallas, Texas 75206 ("UMT") to induce UMT to make loans, extend or continue credit or some other benefit to Capital Reserve Group, a Texas corporation ("CRG"), South Central Mortgage Corp., a Texas corporation ("SCMI") and Ready America Funding Corp. a Texas corporation ("RAF") (CRG, SCMI and RAF are collectively referred to herein as the "Companies") in which corporations Guarantor is financially interested and because Guarantor has determined that executing and delivering this Guaranty is in Guarantor's interest and to Guarantor's financial benefit.

RECITALS

	A.	Guarantor is interested in the Companies through the transfer of the Companies' ongoing business operations to Guarantor by their owners. Guarantor wishes to preserve the financial condition of the Companies in order to promote the success of the ongoing business operations which are primarily being conducted on behalf of Guarantor by the owners of the Companies.

	B.	Guarantor's partners are comprised of partners who are
affiliated with the Companies as well as partners who are unaffiliated with the Companies. The Guaranty being given hereby has been approved by the unaffiliated partners of Guarantor.

AGREEMENT

      In consideration of the premises, and fort other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged by Guarantor,

GUARANTOR AGREES AS FOLLOWS:

1.	GUARANTEE.  Guarantor unconditionally and irrevocably guarantees to
UMT the full and prompt payment when due of all indebtedness, liabilities and performance of the obligations of the Company to UMT arising under or evidenced by each of the following promissory notes (collectively, the "Promissory Notes"):

Secured Variable Amount Promissory note dated as of December 31, 2005 made by CRG to UMT in the initial principal amount of $2,725,442.20 and subject to increase or decrease in accordance with the terms thereof;

Secured Variable Amount Promissory note dated as of December 31, 2005 made by SCMI to UMT in the initial principal amount of $3,479,525 and subject to increase or decrease in accordance with the terms of thereof;

Secured Variable Amount Promissory note dated as of December 31, 2005 made by RAF to UMT in the initial principal amount of $3,243,369.05 and subject to increase or decrease in accordance with the terms thereof together with expenses, costs and attorneys' fees, incurred by UMT in connection with the enforcement of this Guaranty (collectively, the "Obligations"). UMT may have immediate recourse against the Guarantor for the full and immediate payment of the Promissory Notes at any time when any of the Promissory Notes, or any portion of any of them, has not been paid when due (whether by acceleration or otherwise). All payments by Guarantor shall be made in lawful money of the United States of America and in immediately available funds. Guarantor's obligations under this Guaranty are not limited to any specific amount or part of the Promissory Notes and the fees, costs and expenses incurred by UMT in connection with the enforcement of the Guaranty and/or any obligations of the Guarantor to UMT.

2.	NATURE OF GUARANTEE.  This is a guarantee of payment and not of collection. At any time when any of the Promissory Notes, or any portion of any of them, has not been paid when due (whether by acceleration or otherwise) UMT can require that Guarantor pay UMT the amounts owing under this Guaranty immediately, and UMT is not required to collect first from the Guarantor, any collateral or any other person liable for the Promissory Notes. No delay or stay in any acceleration of the Obligations, as against the Guarantor, due to the application of any bankruptcy, insolvency or other law or proceeding shall be effective under this Guaranty and Guarantor agrees to pay immediately any amount of the Promissory Notes that would be due and payable but for such delay or stay. Guarantor's liability for payment of the Promissory Notes shall be a primary obligation and shall be absolute and unconditional. Guarantor agrees that none of the following acts, omissions or occurrences shall diminish or impair the liability of Guarantor in any respect (all of which acts, omissions or occurrences may be done or occur without notice to Guarantor):

*	Any extension, modification, indulgence, compromise, settlement or variation of any of the terms of the Obligations.

*	Any assignment or transfer of any interest in any of the Obligations.

*	The discharge or release of any obligations of the Company or any other person now or hereafter liable on the Obligations, by reason of bankruptcy or insolvency laws or otherwise.

*	The acceptance or release by UMT of any collateral, security or other guaranty from the Company, Guarantor or any other person, or any settlement, compromise or extension with respect to any such collateral, security or other guaranty.

*	The application or allocation by UMT of payments, collections or credits on the Obligations.

*	The creation of any new Obligations by the Company.

*	The making of a demand, or absence of demand, for payment of the
        Obligations, or giving, or failing to give, any notice of dishonor, protest, presentment or non-payment or any other notice.

*	Any failure, omission or delay on the part of the Company, Guarantor or any other person now or hereafter liable on the Obligations, or anyone claiming by or through any of them, to comply with any instrument or agreement relating to any of the Obligations.

*	To the extent permitted by law, any release or discharge, by operation of law, of Guarantor from the performance or observance of any obligation, covenant or agreement contained in this Guaranty.

*	Any merger or consolidation of the Company, Guarantor or any other person now or hereafter liable on the Obligations, into or with any other corporation or other entity, or any sale, lease or transfer of any of the assets of the Guarantor or Guarantor to any other person or entity.

*	Any other occurrence or circumstance which might otherwise constitute a legal or equitable defense or discharge of the liabilities of a guarantor or surety or which might otherwise limit recourse against Guarantor.

   The obligations of Guarantor set forth in this Guaranty constitute non-recourse obligations of Guarantor, enforceable against Guarantor only to the full extent of Guarantor's assets and properties that have been pledged to secure its obligations hereunder.

3.	WAIVERS.  Without limiting the generality of the foregoing, Guarantor unconditionally waives (a) any right of subrogation to the rights of UMT against the Company; (b) UMT's acceptance of this Guaranty; (c) any set-offs or counterclaims against UMT which would otherwise impair UMT's rights against Guarantor; (d) any demand or notice of any action that UMT takes regarding the Company, anyone else, any collateral, or any Obligations, which Guarantor might be entitled to by law or under any other agreement;
and (e) any requirement of diligence on the part of anyone.

4.	REPRESENTATIONS AND WARRANTIES.  Guarantor represents and warrants to
UMT as follows:

      The execution and delivery of this Guaranty, and the performance of the obligations imposed under this Guaranty, do not violate any law and do not conflict with any agreement by which Guarantor is bound, and do not require any consent or approval of any governmental authority or any third party. This Guaranty is a valid and binding agreement, enforceable according to its terms.

      There are no actions, suits or proceedings, and no proceedings before any arbitrator or by or before any governmental commission, board, bureau or other administrative agency, pending or, to the best knowledge of Guarantor, threatened against or affecting Guarantor, or any properties or rights of Guarantor, which, if adversely determined, could have a materially adverse effect upon the financial condition of Guarantor.

      Guarantor delivers this Guaranty based solely on Guarantor's knowledge of (or decision not to investigate) the financial condition of the Company and is not relying on any information furnished by UMT. Guarantor assumes full responsibility for obtaining any further information concerning the Company's financial condition and the status of the Obligations or any other matter which Guarantor may deem necessary or appropriate (now or later). Guarantor waives any duty on the part of UMT, and agrees that Guarantor is not relying upon nor expecting UMT to disclose to Guarantor any fact now or later known by UMT, whether relating to the operations or condition of the Company, the existence, liabilities or financial condition of any co-guarantor of the Obligations, the occurrence of any default with respect to the Obligations, or otherwise, notwithstanding any effect such fact may have upon Guarantor's risk under this Guaranty, or Guarantor's rights against the Company.

      UMT has made no representation to Guarantor as to the credit-worthiness of the Company, and that Guarantor is satisfied with the means that Guarantor has for obtaining from the Company, on a continuing basis, financial and other information pertaining to the Company's financial condition.

5.	SECURITY.  This Guaranty is secured by a pledge of Guarantor's
Class C and Class D units of partnership interest in UMT HOLDINGS, L.P., a limited partnership organized under the laws of the State of Delaware pursuant to a Pledge and Assignment Agreement of even date herewith. Upon default in Guarantor's obligations under this Guaranty, UMT shall have full recourse against such pledged assets and against no other assets of Guarantor.

6.	REINSTATEMENT.  This Guaranty, and any agreement securing this Guaranty, shall continue to be effective, or shall be automatically reinstated, as the case may be, if at any time payment of all or any part of the Obligations is rescinded or must otherwise be restored or returned by UMT upon the insolvency, bankruptcy, dissolution, liquidation or reorganization of the Company, or upon, or as a result of, the appointment of a custodian, receiver, trustee or other officer with similar powers with respect to the Company or any substantial part of the Company's property, or for any other reason, all as though such payments had not been made.

7.	CONTINUED RELIANCE.  UMT may continue to make loans or extend credit to the Company based on this Guaranty until an officer of UMT receives written notice of termination from Guarantor. That notice shall be effective as of UMT's opening for business on the fifth (5th) day after receipt of the notice. If terminated, Guarantor will continue to be liable to UMT for any Obligations created, assumed or committed to at the time the termination becomes effective, and all subsequent renewals, extensions, modifications and amendments of such Obligations.

8.	MISCELLANEOUS. This Agreement shall be binding upon Guarantor and
Guarantor's heirs, administrators, successors and assigns, and shall inure to the benefit of, and be enforceable by, UMT and its successors, transferees and assigns. None of the terms or provisions of this Agreement may be waived, altered, modified or amended except in writing duly signed for and on behalf of UMT and the Guarantor. Additionally, this Agreement may be executed in any number of counterparts, which counterparts shall, collectively and separately, constitute one agreement. If any term or provision set forth in this Agreement shall be deemed invalid or unenforceable, the remainder of this Agreement, other than such provisions held invalid or unenforceable, shall be construed in all respects as if such invalid or unenforceable term or provision were omitted.

9.	NOTICES.  Any notices under or pursuant to this Agreement shall be deemed duly sent when delivered by facsimile transmission, with electronic confirmation of delivery, or when mailed by overnight courier service, with the signature of the recipient upon delivery, addressed as follows:

If to  UMT, to:
United Mortgage Trust
5740 Prospect Avenue, Suite 1000
Dallas, Texas 75206
Attention:  Cricket Griffin

If to GUARANTOR, to:
UMT Holdings, LP
1702 N. Collins Boulevard, Suite 100
Richardson, Texas 75080
Attn: General Partner


9.	GOVERNING LAW. All acts and transactions hereunder and the rights and obligations of the parties hereto shall be governed, construed and interpreted in accordance with the laws of the state of Texas without regard to principles of conflicts of laws that would require the application of the laws of another state.

This Agreement is executed and delivered effective on the day and year set forth above.

UMT HOLDINGS, L.P.

By: UMT SERVICES, INC., General Partner


By:	/S/Todd Etter
------------------------
        Todd Etter
Its:	Director and Shareholder
-----------------------------------------------------------------------------

EXHIBIT 10.17

                  INTERCREDITOR AND SUBORDINATION AGREEMENT


      THIS INTERCREDITOR AND SUBORDINATION AGREEMENT (this "Agreement"), is made effective as of January 2, 2006 by and between UMT HOLDINGS, L.P., whose address is 1702 N. Collins Boulevard, Suite 100, Richardson, Texas 75080 (the "Partnership") and UNITED MORTGAGE TRUST, a real estate investment trust organized under the laws of the State of Maryland, whose address is 5740 Prospect Avenue, Suite 1000, Dallas, Texas 75206 ("UMT"), with respect to the indebtedness and obligations of WLL, Ltd., a Texas limited partnership whose address is 5740 Prospect Avenue, Suite 1000, Dallas, Texas 75206 or of William L. Lowe (collectively the "Obligor") to UMT.

      The Partnership is financially interested in the Obligor and desires to aid the Obligor in obtaining and having continued financial accommodations from UMT. To induce UMT to make the financial accommodations to the Obligor, the Partnership has agreed to execute and deliver this Agreement.

      FOR VALUABLE CONSIDERATION, THE PARTNERSHIP AGREES AS FOLLOWS:

      1.	SUBORDINATION.  Any and all present and future obligations and liabilities of the Obligor to the Partnership, including, without limitation, any that are evidenced by a certain Indemnification Agreement (with Guaranty) dated January 1, 2006 from William L. Lowe to the Partnership and a certain Assignment of Limited Partnership Interest as Collateral dated January
1, 2006 from WLL, Ltd. to the Partnership, or that exist under that certain Compensation Package Agreement dated January 1, 2005 between the Partnership and William L. Lowe, all such obligations and liabilities being referred to here collectively as the "Subordinated Indebtedness"), are subordinated in right of payment to the indebtedness, obligations and liabilities of the Obligor to UMT, including, without limit, principal, interest, and costs of collection, whether accrued before or after the filing of a petition in bankruptcy, or similar insolvency proceeding, and whether joint or several, direct or indirect, absolute or contingent, secured or unsecured, due or to become due, now or later existing or arising and howsoever evidenced
 (collectively, the "Senior Indebtedness") including without limitation, as evidenced or contemplated by that certain Guaranty from the Obligor to UMT and that certain Pledge and Assignment Agreement, both by and between Obligor and Lender and each dated January 1, 2006 (together, the "Loan Documents").

      2.	DEFERRAL OF ACTIONS.  So long as the Senior Indebtedness
remains outstanding, the Partnership shall not ask, demand, sue for, take or receive from the Obligor, by way of setoff or in any other manner, the whole or any part of the Subordinated Indebtedness, or exercise any of the Partnership's rights in any security now or later held for the Subordinated Indebtedness; provided, however, that until UMT gives Partnership written notice of Obligor's default under the Senior Indebtedness, the Obligor may pay and the Partnership may receive installments of interest only of the Subordinated Indebtedness as they become due, without acceleration or modification (collectively, the "Permitted Payments"), but only so long as Obligor is and remains in full compliance with all terms and conditions of the Loan Documents.

      3.	APPLICATION OF PAYMENTS.  If the Partnership receives any
payment, distribution or security or proceeds upon or with respect to the Subordinated Indebtedness prior to the satisfaction of the Senior Indebtedness, except for Permitted Payments, the Partnership shall forthwith deliver same to UMT in the form received (except for endorsement or assignment by the Partnership where required by UMT), for application on the Senior
Indebtedness, and, until so delivered, the same shall be held in trust by the Partnership as the property of UMT. If the Partnership fails to make any such endorsement or assignment, UMT (or any of its officers or employees on behalf of UMT), is irrevocably authorized to make the same.

      4.	SUBORDINATION OF LIENS.  The Obligor has heretofore given UMT a lien on Class C Units and Class D Units of Partnership Interest of the Partnership that are owned by the Obligor as further described in the Loan Documents and has delivered to UMT the Partnership's Global Certificates
No. ___and ___ (the "Certificates'), standing in the name of UMT Services, Inc., the sole general partner of the Partnership (the "General Partner"), as nominee for the Obligor in order to perfect UMT's lien thereon. The Obligor has given to the Partnership a junior security interest in and a junior pledge of the Obligor's Class C and Class D Units of Partnership Interest of the Partnership to secure its obligations under the Subordinated Indebtedness. The Partnership expressly subordinates all of its rights in the said Class C Units and Class D Units of Partnership and any other collateral now or later securing the Subordinated Indebtedness (collectively, the "Collateral") to all rights of UMT now or later existing in any of the same Collateral to secure the Senior Indebtedness without regard to the time or order of attachment or perfection of any security interest or the time or order of filing any financing statement. The Partnership consents to the creation and continuance of security interests (present and future) of UMT in the Collateral to secure the Senior Indebtedness and to the enforcement of those security interests. Upon the discharge of all of the Senior Indebtedness, UMT shall deliver the Certificates to the Partnership to perfect the Partnership's security interest therein.

      5.	NOTICE OF ACTION.  The Partnership agrees that if an event of default occurs with respect to the Subordinated Indebtedness or if the Partnership forecloses or otherwise realizes upon the Subordinated Debt Collateral, then the Partnership shall promptly give UMT a written notice describing the action taken and shall furnish UMT with all information concerning the Partnership's outstanding credit to the Obligor, and security for it, that the Partnership shall request.

      6.	FINANCING STATEMENT.  If the Partnership wishes to file or has filed a financing statement with respect to the Subordinated Indebtedness, then, simultaneously with the execution of this Agreement, the Partnership shall deliver to UMT a financing statement or an amendment to a financing statement, as the case may be, for the Subordinated Debt Collateral which includes the following statement: "The security interest in favor of Secured Party is subordinate to security interests in favor of United Mortgage Trust to the extent provided in a certain Intercreditor and Subordination Agreement by and between Secured Party and United Mortgage Trust dated as of January 2, 2006."

      7.	CONTINUING AGREEMENT.  This Agreement shall constitute a
continuing agreement of subordination, even though at times the Obligor is not indebted to UMT, and UMT may continue, without notice to the Partnership, to lend monies, extend credit and make other financial accommodations to or for the account of the Obligor in reliance on this Agreement until UMT cancels it or Partnership revokes it by written notice to UMT (which shall not be effective until the third business day after delivery to UMT). No notice of revocation shall affect this Agreement in relation to any Senior Indebtedness existing at the date of termination or any Senior Indebtedness created thereafter pursuant to any commitment of UMT to the Obligor existing at the date of termination, or any extensions or renewals of any such Senior Indebtedness or commitments, whether in whole or in part, and as to all such Senior Indebtedness, obligations, liabilities and commitments and extensions or renewals thereof, this Agreement shall continue effective until the same shall have been fully paid with interest.

      8.	MODIFICATIONS OF SENIOR INDEBTEDNESS.  At any time and from time to time, either before or after any such notice of revocation, UMT may enter into any agreements with the Obligor as UMT may deem proper, extending the time of payment or renewing or otherwise altering the terms of all or any of the Senior Indebtedness or affecting any related security, or may exchange, sell or surrender or otherwise deal with any such security, or may release any balance of funds of the Obligor on deposit with UMT, without notice to the Partnership and without in any way impairing or affecting this Agreement.

      9.	NO WAIVER.  No waiver of UMT's rights hereunder will be effective unless it is in writing signed by UMT. Any waiver shall be effective only for a specifically related matter or matters and shall not impair the rights of UMT or the obligations of the Partnership to UMT in any other respect at any time.

      10.	WAIVER OF NOTICE OF ACCEPTANCE.  Partnership waives notice of acceptance by UMT of this Agreement. This Agreement and all of its terms and provisions shall be immediately binding upon the Partnership from its date of execution.

      11.	DEFINITIONS.  The term "Obligor", as used herein, includes any person, corporation, partnership, limited liability company or business entity which succeeds to the interests or business of the Obligor(s) named above, and the terms "Senior Indebtedness" and "Subordinated Indebtedness" include indebtedness of any such successor Obligor to UMT and the Partnership, respectively.

      12.	REPRESENTATIONS AND WARRANTIES.  The Partnership represents and warrants to UMT that:

      (a)	the Partnership is the sole holder of the Subordinated Indebtedness with full power to make the subordinations and assignments set forth in this
Agreement;

      (b)	the Partnership has not made or permitted any assignment or
transfer, as collateral or otherwise, of the Subordinated Indebtedness, any instrument evidencing the Subordinated Indebtedness, or any of the Collateral, and it shall not do so as long as this Agreement remains in effect; and

      (c)	the Partnership has extended the Subordinated Indebtedness and entered into this Agreement based on its own independent investigation (or decision not to investigate) the financial condition of the Obligor and has not relied on and shall not rely on any representation or information of any nature regarding the Obligor made by or received from UMT.

      13.	SUBROGATION.  The Partnership waives its right to exercise any right of subrogation or other similar rights with respect to the Senior Indebtedness.

      14.	MISCELLANEOUS.

      (a)	Governing Law.  This Agreement shall be construed in accordance with the laws of the State of Texas without regard to principles of conflicts of laws that would require the application of the laws of another state.

      (b)	Jurisdiction.  The Partnership agrees to submit to the
non-exclusive jurisdiction of any state or federal court located in the Northern District of Texas for all purposes in respect of this Subordination of Indebtedness.

      (c)	Successors and Assigns.  This Agreement shall be binding upon the successors and assigns of the Partnership, and the rights and privileges of UMT under this Agreement shall inure to the benefit of its successors and assigns.

      (d)	Notices.  Any notices under or pursuant to this Agreement
shall be deemed duly sent when delivered by facsimile transmission, with electronic confirmation of delivery, or when mailed by overnight courier service, with the signature of the recipient upon delivery, addressed as follows:

If to UMT, to:

United Mortgage Trust
5740 Prospect Avenue, Suite 1000
Dallas, Texas 75206
Attention:  Cricket Griffin


If to the Partnership, to:

UMT Holdings, L.P.
1702 N. Collins Boulevard, Suite 100
Richardson, Texas 75080
Attention:  General Partner



      (e)	Amendments; No Reliance.  Any amendment of this Agreement
shall be in writing and shall require the signature of the Partnership and UMT. The Partnership has not made this Agreement in reliance on any representation or promise of UMT that is not in writing.

      (f)	Partial Invalidity.  The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of the remaining provisions of this Agreement.

      (g)	Automatic Reinstatement.  Notwithstanding any prior revocation, termination, surrender or discharge of this Agreement, the effectiveness of this Agreement shall automatically continue or be reinstated, as the case may be, in the event that any payment received or credit given by UMT in respect of the Senior Indebtedness is returned, disgorged or rescinded as a preference, impermissible setoff, fraudulent conveyance, diversion of trust funds, or otherwise under any applicable state or federal law, including, without limit, laws pertaining to bankruptcy or insolvency, in which case this Agreement shall be enforceable as if the returned, disgorged or rescinded payment or credit had not been received or given, whether or not UMT relied upon this payment or credit or changed its position as a consequence of it. In the event of continuation or reinstatement of this Agreement, the Partnership agrees upon demand by UMT to execute and deliver to UMT those documents which UMT determines are appropriate to further evidence (in the public records or otherwise) this continuation or reinstatement, although the failure of the Partnership to do so shall not affect in any way the reinstatement or continuation. If the Partnership does not execute and deliver to UMT upon demand such documents, UMT and each officer of UMT is irrevocably appointed (which appointment is coupled with an interest) the true and lawful attorney of the Partnership (with full power of substitution) to execute and deliver such documents in the name and on behalf of the Partnership.

      (h)	WAIVER OF JURY TRIAL.  THE PARTNERSHIP, THE
OBLIGOR AND UMT ACKNOWLEDGE THAT THE RIGHT TO TRIAL BY
JURY IS A CONSTITUTIONAL ONE, BUT THAT IT MAY BE WAIVED. EACH PARTY, AFTER CONSULTING (OR HAVING HAD THE OPPORTUNITY TO CONSULT) WITH COUNSEL OF THEIR CHOICE, KNOWINGLY AND VOLUNTARILY, AND FOR THEIR MUTUAL BENEFIT, WAIVES ANY RIGHT TO TRIAL BY JURY IN THE EVENT OF LITIGATION REGARDING THE PERFORMANCE OR ENFORCEMENT OF, OR IN ANY WAY RELATED TO,
THIS AGREEMENT.



[Signature Page Follows]




      This Intercreditor and Subordination Agreement is dated and effective on the date and year first written above.



UMT HOLDINGS, L.P.

By: UMT SERVICES, INC., General
Partner



By:	/s/Todd Etter
	Todd Etter
Its:	Director and shareholder



UMT:

UNITED MORTAGE TRUST


By:	/s/ Christine Griffin
	Christine Griffin
	President




OBLIGOR'S ACKNOWLEDGMENT OF INTERCREDITOR AND SUBORDINATION AGREEMENT


      WLL, Ltd., a Texas limited partnership and William L. Lowe (collectively the "Obligor"), hereby accepts notice of subordination created by the foregoing Intercreditor and Subordination Agreement (the "Agreement") dated of even date herewith by and between UMT
HOLDINGS, L.P. (the "Partnership") and UNITED MORTGAGE TRUST ("UMT") and agrees that it will take no action inconsistent with this Agreement and that, except as permitted above or with the prior written approval of UMT, no payment or distribution shall be made by Obligor on or with respect to the Subordinated Indebtedness, so long as this Agreement remains in effect. Obligor agrees that UMT may, at its option, without notice and without limiting UMT's other rights, upon any breach, or purported termination, by the Partnership of this Agreement, declare all Senior Indebtedness to be immediately due and payable and/or terminate any commitments of UMT to Obligor.

OBLIGOR:

WLL, LTD.

WLL Management, LLC,
General Partner

By:  /s/William E Lowe

	William L. Lowe
-----------------------------------------------------------------------

EXHIBIT 21 SUBSIDIARIES OF THE REGISTRANT

UMT LT Trust, a Maryland real estate investment trust
UMT Funding Trust, a Maryland real estate investment trust
-----------------------------------------------------------------------

EXHIBIT 23 CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Consent of Independent Registered Public Accounting Firm


We consent to the incorporation by reference in the following registration statements, and in the related prospectuses thereto, of our report dated February 23, 2006 with respect to the consolidated financial statements of United Mortgage Trust, included in this Annual Report on Form 10-K as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005: Registration Statement (Form S-3) No. 333-110488, and Registration Statement (Form S-4) No. 333-128149.


/s/ Whitley Penn LLP

Dallas, Texas
March 30, 2006
-------------------------------------------------------------------------


EXHIBIT 31 CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY
ACT

Certification for Annual Report on Form 10-K Pursuant to Section 302 of the Sarbanes-Oxley Act

I, Christine A. Griffin, certify that:

1. I have reviewed this amended annual report on Form 10-K of United Mortgage Trust;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))) for the registrant and have:

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


March 31, 2006                        /s/ Christine "Cricket" Griffin
                                     --------------------------------
                                     Christine "Cricket" Griffin
                                     President, Chief Executive Officer
                                                  and
                                     Chief Financial Officer

-------------------------------------------------------------------------
EXHIBIT 32 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
ACT

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

I, Christine A. Griffin, Chief Executive Officer and Chief Financial Officer of United Mortgage Trust (the "Company"), have executed this certification for furnishing to the Securities and Exchange Commission in connection with the filing with the Commission of the registrant's amended Annual Report on Form 10-K for the period ended December 31, 2005 (the "Report"). I hereby certify that:

         (1) the Report fully complies with the requirements of Section
                  13(a) or 15(d) of the Securities Exchange Act of
1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the of the Company as of and for the end of that period.


March 31, 2006


                                    /s/ Christine A Griffin
                                    -----------------------
                                     President, Chief Executive Officer
                                                and
                                     Chief Financial Officer