Form 10-Q
period 2006-03-31
UNITED MORTGAGE TRUST
filed 2006-05-15
CIK 101390

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549



                            Form 10-Q



     [ x ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2006

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



                       1702 N Collins Blvd
                           Suite 100
                     Richardson, Texas 75080
                         (214) 237-9305



     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X        No ___

                              7,070,781

Number of shares of Registrant's shares of beneficial interest outstanding as of March 31, 2006.

                               (i)

PART I  -- FINANCIAL INFORMATION

                           UNITED MORTGAGE TRUST
                        CONSOLIDATED BALANCE SHEETS
                                                                                 March 31,       December 31,
                                           2006             2005
                                        (unaudited)       (audited)
Assets
Cash and cash equivalents               $  2,485,374    $  5,548,421
Mortgage investments:
  Investment in trust receivable           4,675,312       5,815,712
  Residential mortgages and contracts
     for deed foreclosed                   1,133,636       1,494,122
  Interim mortgages, affiliates           51,373,573      48,411,728
  Interim mortgages                       26,038,835      24,543,944
  Interim mortgages foreclosed             1,604,439       2,426,532
  Reserve for loan losses                 (1,357,886)     (1,939,424)
                                        ------------    ------------
Total mortgage investments                83,467,909      80,752,614

Line of credit receivable, affiliate      29,903,218      30,317,037
Accrued interest receivable                  346,664         251,594
Accrued interest receivable, affiliate     1,686,626       1,294,829
Receivable from affiliate                    383,728         377,685
Recourse obligations, affiliates          10,433,915       9,264,233
Equipment, less accumulated
  depreciation of $12,597 and
  $11,709, respectively                       13,259          14,147
Other assets                               2,041,501       2,083,731
                                        ------------    ------------
Total assets                            $130,762,194    $129,904,291
                                        ============    ============

Liabilities and Shareholders' Equity
Liabilities:
  Line of credit                        $ 14,447,984    $ 13,808,080
  Dividend payable                           821,203         822,000
  Accounts payable and accrued
    liabilities                                  936         114,583
                                        ------------    ------------
Total liabilities                         15,270,123      14,744,663
                                        ------------    ------------
Commitments and contingencies                --              --

Shareholders' equity:
  Shares of beneficial interest;
  $.01 par value; 100,000,000 shares
  authorized; 7,887,752 and 7,854,037
  shares issued, respectively; and
  7,070,781 and 7,055,119 outstanding,
  respectively                                78,878          78,541
Additional paid-in capital               138,830,956     138,130,095
Advisor's reimbursement                      397,588         397,588
Cumulative distributions in
  excess of earnings                      (7,682,778)     (7,680,676)
                                        ------------    ------------
                                         131,624,643     130,925,548
Less treasury stock of 816,971 and
  797,582 shares, respectively
  at cost                                (16,132,573)    (15,765,920)
                                        ------------    ------------
Total shareholders' equity              $115,492,069    $115,159,628
                                        ------------    ------------
Total liabilities and
  shareholders' equity                  $130,762,194    $129,904,291
                                        ============    ============

See accompanying notes to consolidated financial statements.

                           UNITED MORTGAGE TRUST
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (unaudited)

                                                 For the Three Months
                                                    Ended March 31,
                                                2006              2005
                                              --------------------------
Revenues:
  Interest income derived from affiliates     $ 3,014,549     $ 2,530,354
  Interest income                               1,064,005       1,012,388
                                              -----------     -----------
                                                4,078,554       3,542,742

Expenses:
  Provision for loan losses                       787,375       1,378,540
  Interest expense                                280,035          23,985
  Loan servicing fee                               23,395          83,010
  Trust administration fee                        260,595         226,262
  General and administrative                      246,790         130,833
                                              -----------     -----------
                                                1,598,191       1,842,630
                                              -----------     -----------
 Net income                                   $ 2,480,364     $ 1,700,112
                                              ===========     ===========


Net income per share of beneficial interest        $ 0.35          $ 0.24
                                              ===========     ===========

Weighted average shares outstanding             7,066,402       7,031,366
                                              ===========     ===========

Dividends declared per share of
  Beneficial interest                              $ 0.35          $ 0.40
                                              ===========     ===========


See accompanying notes to consolidated financial statements.

                         UNITED MORTGAGE TRUST
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (unaudited)
                                                    Three Months Ended
                                                          March 31,
                                                     2006          2005
                                                -------------------------

Operating Activities
 Net income                                     $  2,480,364    $  1,700,112
 Adjustments to reconcile net income
   to net cash provided by operating
     activities:
  Provision for loan losses                          787,375       1,378,540
  Depreciation                                           888             885
  Net amortization of discount on
    mortgage investments                              (2,161)          3,774
  Changes in assets and liabilities:
   Accrued interest receivable                      (486,867)        201,630
   Other assets                                       42,230        (386,080)
   Accounts payable and accrued liabilities         (114,445)        129,425
                                                 -----------     -----------
Net cash provided by operating activities          2,707,384       3,028,286
                                                 -----------     -----------
Investing Activities
 Investment in residential mortgages and
   contracts for deed                                    -          (516,973)
 Principal receipts on residential mortgages
   and contracts for deed                            738,564         637,706
 Proceeds from the sale of mortgage loans,
   securitization                                        -         7,275,598
Investment in interim mortgage notes             (24,477,637)    (13,488,425)
 Principal receipts on interim mortgage notes     18,624,795      19,204,189
 Proceeds from recourse obligations, affiliates      444,088             -
 Line of credit receivable, affiliate, net           413,819      (2,555,100)
 Receivable from affiliate                            (6,043)         (7,550)
                                                 -----------     -----------
Net cash provided by (used in) investing
  activities                                      (4,262,414)     10,549,445
                                                 -----------     -----------
Financing Activities
 Proceeds from issuance of shares of
   beneficial interest                               701,197         935,557
 Purchase of treasury stock                         (366,653)     (1,005,950)
 Net borrowings (payments) on line of credit,
   payable                                           639,904      (9,779,900)
 Dividends                                        (2,482,465)     (2,807,603)
                                                 -----------     -----------
Net cash used in financing activities             (1,508,017)    (12,657,896)
                                                 -----------     -----------
Net increase (decrease) in cash                   (3,063,047)        919,835

Cash at beginning of period                        5,548,421       1,331,798
                                                 -----------     -----------

Cash at end of period                           $  2,485,374    $  2,251,633
                                                ------------    ------------
Supplemental Disclosure of Cash Flow
   Information
Cash paid during the period for interest        $    280,035    $     23,985
                                                ============    ============
Supplemental Disclosure of Non-cash
  Information
Transfer of loans into recourse
  obligations, affiliates                       $  1,613,769    $     --
                                                ============    ============

See accompanying notes to consolidated financial statements.

                            UNITED MORTGAGE TRUST
                Notes to Consolidated Financial Statements
                               March 31, 2006

1.  NATURE OF BUSINESS

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

The Company has no employees. It pays UMT Advisors, Inc. ("UMTA" or "the Advisor")a monthly trust administration fee for the services relating to the Company's daily operations that the Advisor uses to pay its employees who are directly and indirectly involved in the day-to-day management of the Company. The Company's Advisor and affiliated companies offices are located in Richardson, Texas.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2005 included in the Company's 10-K filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, were made. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

3. LINE-OF-CREDIT PAYABLE

On November 8, 2004, with trustee approval, the Company entered into a three year loan agreement with a $15 million revolving credit facility. The line of credit payable was collateralized by certain interim mortgages. Interest on the outstanding balance accrues at the higher of the Prime Rate or the sum of the Federal Funds rate plus 1/2% per annum. With trustee approval, on December 27, 2005, the company amended the revolving credit facility to increase the amount available to borrow up to $17 million. On April 19, 2006, with Trustee approval, we amended the credit facility increasing the borrowing limit to $18.5 million. Outstanding balance on the credit facility at March 31, 2006 and 2005 were $14,447,984 and $2,250,100, respectively. The interest rate at March 31, 2006 was 8% compared to 6% at March 31, 2005.

4.  RELATED PARTY TRANSACTIONS

a) Capital Reserve Group, Inc. ("CRG") is a Texas corporation that is 50% owned by Todd Etter, an officer and principal shareholder of the Advisor. CRG was in the business of financing home purchases and renovations by real estate investors. The Company loaned money to CRG to make loans to other borrowers. The unpaid principal balance of the loans at the end of the first quarter was approximately $2,292,000.

b) Ready America Funding ("RAFC") is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter, who is Chairman of the Advisor. RAFC is in the business of financing interim mortgages for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors. The Company will continue to loan money to RAFC to fund obligations under existing loans to other borrowers which have been collaterally assigned to the Company. The unpaid principal balance of the loans at the end of the first quarter was approximately $24,260,000.

c) South Central Mortgage, Inc. ("SCMI") is a Texas based mortgage bank of which the sole beneficial shareholder is Todd Etter, an officer and principal shareholder of the Advisor. Christine "Cricket" Griffin, the Company's President and one of its trustees, was the Chief Financial Officer of SCMI from June 1995 until July 1996. The Company loaned money to SCMI to make loans to other borrowers. The loans were then collaterally assigned to the Company as security for the promissory note between SCMI and the Company. There was no balance at the end of the quarter with SCMI.

d) UMT Holdings, LP ("UMT Holdings") is a Delaware limited partnership which is in the real estate finance business. UMT Holdings and the Company have entered into an Agreement and Plan of Merger dated September 1, 2005. Christine "Cricket" Griffin, the Company's President; Todd Etter and Tim Kopacka, who own 100% of the Company's Advisor; Craig Pettit, who owns 100% of RMC, which in turn owns 50% of RAFC; and William Lowe, who owns 50% of CRG, are limited partners in UMT Holdings. Ms. Griffin and Mr. Kopacka are officers of UMTH General Services, L.P. and UMTH Funding Services, L.P., respectively, both subsidiaries of UMT Holdings. Mr. Etter is a shareholder and director of UMT Services, Inc., the general partner of UMT Holdings. REO Property Company ("REOPC") is a subsidiary of UMT Holdings that provides real estate management services to the Company, Prospect Service Corp. is a subsidiary of UMT
Holdings that acts as a mortgage servicer for the Company, and UMT Holdings holds a 99% limited partnership interest in UMTH Land Development, L.P., which holds a 50% profit interest in UDF and acts as UDF's asset manager.

UMTH Lending, L.P. ("UMTHL") is a Delaware limited partnership owned by UMT Holdings. The Company has loaned and will continue to loan money to UMTHL to make loans to other borrowers. The loans are then collaterally assigned to the Company as security for the promissory note between UMTHL and the Company. The unpaid principal balance of the loans at the end of the first quarter was approximately $24,614,000.

e) Recourse Obligations, Affiliates Secured Notes:

Name      Principal      Principal       Maximum
          Balance at     Balance at        Note
           12-31-05       03-31-06        Amount
---------------------------------------------------
CRG      $ 2,725,442     $2,816,034     $ 3,372,904
RAFC     $ 3,243,369     $4,185,839     $ 5,274,436
SCMI     $ 3,295,422     $3,432,042     $ 3,448,643

The Secured Notes bear interest at a rate of 10% per annum. The CRG and RAFC Secured Notes mature in 15 years. The SCMI Secured Note matures in approximately 22 years, which was the initial amortization of the deficiency notes from SCMI that were consolidated. The Secured Notes require the originating company to make monthly payments equal to the greater of (1) principal and interest amortized over 180 months and 264 months, respectively, or 2) the amount of any distributions paid to the originating company with respect to the pledged Class C units of UMT Holdings. UMT Holdings has also guaranteed the obligations of CRG, RAFC and SCMI under the Secured Notes.

f) REOPC is a Texas limited partnership owned by UMT Holdings. Its mission is to manage and sell REO properties, including the Company's, for which it receives a fee. The Company has loaned money to REOPC to acquire foreclosed properties from CRG. The unpaid principal balance of the loans at the end of the first quarter was approximately $207,000. The Company pays a monthly property management fee to REOPC for managing its REO properties. The fee is calculated as 0.8% of the Company's basis in the property. Fees paid in the first quarter were approximately $8,000. The Company paid real estate sales commissions to REOPC in the first quarter approximately $1,400.

g) RMC, a Texas based real estate finance company, is owned by Craig Pettit, who is a limited partner of UMT Holdings. The Company loaned money to RMC to make loans to other borrowers. The loans were then collaterally assigned to the Company as security for the promissory note between RMC and the Company. RMC had paid off all its loans by the end of the first quarter.

h) United Development Funding, L.P. ("UDF") is a Nevada real estate finance company in which UMT Holdings holds a limited partnership profit interest. On January 1, 2005, effective September 30, 2004, with Trustee approval the Company extended a secured line of credit to UDF in the amount of $30,000,000 with which they have funded loans to real estate developers. The principal balance at the end of the first quarter was approximately $29,903,000.

i) The Company has an Advisory Agreement with UMTA. Under that agreement UMTA is paid a monthly trust administration fee. The fee is calculated monthly as 1/12 of 1/2 of 1% of the first $50,000,000 in income producing assets and 1/12 of 1% of assets exceeding $50,000,000. Trust administration fees paid during the first quarter were approximately $261,000.

j) The Company pays loan servicing fees to PSC, a subsidiary of UMT Holdings, under the terms of a Mortgage Servicing Agreement. The Company paid loan servicing fees of approximately $23,000 during the first quarter.

5. MERGER AGREEMENT

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following section contains statements that within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and should be read in conjunction with the consolidated financial statements and related notes appearing in this Form 10-Q. Such forward looking statements may be identified by the words "anticipate," "believe," "estimate," "expect" or "intend" and similar expressions. Forward looking statements are likely to address such matters as our business strategy, future operating results, future sources of funding for mortgage loans acquired by us, future economic conditions and pending litigation involving us.


               RESULTS OF OPERATIONS FOR THE THREE MONTHS
                     ENDED MARCH 31, 2006 AND 2005

     We were formed on July 12, 1996 however our business operations commenced in March 1997 when the Securities and Exchange Commission issued an order of registration for our initial public offering of shares. We completed our second public offering of our securities in October 2003, raising approximately $130,540,000 in net offering proceeds. In November 2003, we received a merger proposal from UMT Holdings, L.P, an entity organized by persons that include some of our officers and owners and our Advisor. A committee comprised of our Independent Trustees is currently evaluating the proposal.

LOANS PURCHASED DURING FIRST QUARTER MARCH 2006 AND MARCH 2005

     During the three months ended March 31, 2006 we acquired interim mortgages from both affiliates and others, and funded draws on the UDF line of credit. During the three months ended March 31, 2005, in addition to acquiring interim mortgages and funding UDF draws, we acquired residential mortgages. Below is a table setting out the amount we invested during the quarters ended March 31, 2006 and 2005.

                                                   2006             2005
                                               -----------      -----------
Interim Mortgages Purchased During Quarters
Interims funded with affiliates                $18,604,304      $ 5,061,669
Interims funded with others                    $ 5,873,333      $ 8,426,755
Total unpaid principal balance funded          $24,477,637      $13,488,424

Number of loans funded with affiliates                 186               63
Number of loans funded with others                      25               70
Total number funded                                    211              133

Affiliate interims paid off                    $14,845,230      $ 8,958,529
Other interims paid off                        $ 3,779,565      $10,245,659
Total unpaid principal balance paid off        $18,624,795      $19,204,188

Number of affiliated interims paid off                 251              141
Number of other interims paid off                       33               72
Total number paid off                                  284              213


Line of Credit, Affiliate
Draws funded                                   $ 5,108,976    $10,655,100
Paid down                                      $ 5,522,795    $ 8,100,000
Total change                                   $(  413,819)   $ 2,555,100

Investment in Trust Receivable
(Residential Mortgages & Contracts for Deed)
Purchase price                                          -     $   517,000
Number purchased from other sources                     -              13
Aggregate principal balance                             -     $   517,000
Average principal valance                               -     $    40,000

MORTGAGE PORTFOLIO

     At the end of the March 2006 and 2005 quarters, and with the culmination of the two Bayview Securitizations our mortgage portfolio changed significantly. Below is a table that summarizes our mortgage portfolio at the end of each quarter indicated:

                                                   2006           2005
                                               -----------    -----------
Interim Mortgage Balances
Affiliates unpaid principal balance            $51,373,573    $41,749,014
Unpaid principal balance others                $26,038,835    $26,057,663

Number of loans outstanding, affiliates                677            512
Number of loans outstanding, others                    296            350

Average unpaid principal balance               $    79,561    $    78,662
Remaining term in months: less than                     12             12
Yield on investments                                12.98%         12.72%

Line of Credit, Affiliate Balances             $29,903,218    $31,276,739
Term remaining                                     4 years        5 years
Yield on investments                                14.31%         14.34%

Recourse Obligations, Affiliates               $10,433,915          --

Investment in Trust Receivable
Loans owned outright                                    20             53
Rental properties                                        2              3
Unpaid principal balance
  loans/properties owned outright               $  966,318     $4,413,416
Securitized loans B piece balance               $3,708,994     $4,554,938
Foreclosed properties                           $1,133,636     $1,535,884
Term remaining: less than                       360 months     360 months
Yield on investments                                12.83%         10.55%


     The following table illustrates percentage of our portfolio dedicated to each loan category:

                                               At March 31,
                                            2006        2005
                                            ----------------
Interims with affiliates                     42%         39%
Interims with others                         21%         24%
UDF line of credit                           24%         29%
Recourse obligations                          9%         --
Trust receivable - loan owned outright        1%          4%
Trust receivable - securitized "B" piece      3%          4%


     All of the properties that are security for the mortgage investments are located in the United States. Each of the properties was adequately covered by a mortgagee's title insurance policy and hazard insurance.

     During the three-month periods ended March 31, 2006 and 2005, our investments generated approximately $4,079,000 and $3,543,000 of interest income, a 15% increase. The increase was attributed to increased use of our bank line of credit. We used of our bank line to acquire more properties paying higher interest rates than our bank line which has a positive impact on earnings.

     Operating expenses for the three-month periods were approximately $1,598,000 and $1,843,000, a 13% decrease between comparable quarters, the major categories are listed below and the fluctuation was due primarily to reduction in our provision for loan losses:

Loan losses - $787,000 in 2006 compared to $1,379,000 in 2005, a 43%
decrease. We recorded reserves based on a percentage of loans foreclosed at period end and mortgages outstanding. Provision for loan losses decreased as a result of lower default rates during the period.

Trust management fee - $261,000 in 2006 compared to $226,000 in 2005, representing a 15% increase. Trust management fees are based on a percentage of income producing assets which were greater in the 2006 quarter compared to the 2005 quarter.

General and administrative - $247,000 in 2006 compared to $131,000 in 2005, representing a 89% increase. The increase was primarily due to higher legal fees and amortization expense.

Interest expense - $280,000 in 2006 compared to $24,000 in 2005, a 1067% increase. We used our bank line of credit extensively during the 2006 quarter to fund interim mortgages and draws on the UDF line of credit. Higher usage of our credit facility increases interest expense.

Loan servicing fees - $23,000 in 2006 and $83,000 in 2005, a 72%
decrease. Loan servicing fees are calculated as a percentage of the unpaid principal balances of residential mortgages and contracts for deed, and the number of these types of loans has decreased compared to the 2005 quarter.

     Operating expenses, less interest expense and the provision for loan losses, as a percentage of income were 13.01% and 12.42%, respectively, for the 2006 and 2005 three-month periods, and operating expenses as a percentage of invested assets were 0.43% and 0.41%, respectively.

     We recorded loan loss reserves of $787,000 and $1,379,000 during the comparative quarters of 2006 and 2005. We realized loan losses as anticipated of $1,369,000 and $1,139,000 during the comparable periods, respectively. Loss reserves are recorded monthly at historical default rates and at 42% of a residential mortgages or contracts for deed reclassified as foreclosed during the period and 26% of each interim mortgage reclassified as foreclosed during the quarter.

     Of approximately $450,000,000 in loans acquired, we have recorded losses of 1.80% of those assets to date. We anticipate loan losses to continue and therefore are continuing to monitor the adequacy of our loan loss reserve.

     Total foreclosed loans as a percentage of income producing assets, as of March 31, 2006 and 2005, was approximately 2.24% and 3.11%, respectively. Loans foreclosed during the quarters ended March 31, 2006 and 2005 as a percentage of income producing assets was 1.05% and 1.74%, respectively.

     Net income was approximately $2,480,000 and $1,700,000 for the three months ended March 31, 2006 and 2005, respectively, a 46% increase. Earnings per weighted average share were $0.35 and $0.24. The increase in net income was a result of lower loan loss reserves and increased use of our credit facility during the 2006 quarter.

    Distributions to shareholders per share of beneficial interest in 2006 and 2005 were $0.35 and $0.40 respectively, based on earnings of $0.35 and $0.24 per weighted share. We distributed in excess of earnings during the 2005 quarter but at earnings during the 2006 quarter.

                  CAPITAL RESOURCES AND LIQUIDITY FOR
             THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

     We utilize funds made available from our dividend reinvestment plan, from our bank line of credit and repayment of principal on our loans to purchase mortgage investments.
                                                  March 31,
                                         2006                   2005
---------------------------------------------------------------------
Shares issued                                35,100           46,700
Number of new shareholders                      --               --
Gross proceeds                          $   701,000      $   936,000
Share repurchases                       $  (367,000)     $(1,006,000)
Principal receipts from Residential
  Mortgages and Contracts for Deed      $   739,000      $   638,000
Principal receipts from
  Interim Mortgages                     $18,625,000      $19,204,000
Securitization proceeds                         --       $ 7,276,000
Net borrowing from credit line          $   640,000      $(9,780,000)

     We are no longer offering shares in the public markets except to existing shareholders through our dividend reinvestment plan. We completed our public offering of securities in October 2003, raising approximately $130,540,000 in net offering proceeds. In November 2003, we received a merger proposal from UMT Holdings, L.P, an entity organized by persons that include some of our officers and owners and our Advisor. A committee comprised of our Independent Trustees is currently evaluating the proposal.

     Shares issued in the aggregate, as of March 31, 2006 and 2005, were 7,887,752 and 7,729,773, respectively. Shares retired to treasury through our share redemption plan in the aggregate were 816,971 and 692,490, respectively. Total shares outstanding were 7,070,781 and 7,037,283, respectively. Inception to date gross offering proceeds were approximately $157,468,000 and net proceeds after fees, marketing reallowance and commissions were $138,831,000.

    On November 8, 2004, with trustee approval, we entered into a three year loan agreement with a $15 million revolving credit facility with a new bank. On December 27, 2005 we amended the agreement to increase the borrowing base to $18.5 million. The line of credit was collateralized by certain interim mortgages. Interest on the outstanding balance accrues at prime plus 0.5% per annum, or 8.00% at March 31, 2006 and 6.00% at March 31, 2005. The outstanding balance on the line of credit was approximately $14,448,000 and $2,250,000 at March 31, 2006 and 2005, respectively.

     We are monitoring the gradual increase in the prime lending rate. We are aware that higher consumer interest rates may negatively impact home building, sales of real estate and real estate development, and therefore may negatively impact our ability to acquire a sufficient number of quality loans to support our dividend at the current rate. At the time of this report, analysts agree that the real estate market has slowed to what is being characterized as normal growth rates. Historically we have experienced a prime lending rate as high as 10% without negative effects on real estate markets and our business.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

No change.

Item 4. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures
       An evaluation was performed by the Company's management, consisting of the individual who serves as our Chief Executive Officer and Chief Financial Officer, of the effectiveness of Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006. Based on such evaluation, management has concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.
Changes in Internal Controls Over Financial Reporting

     There have been no changes in the Company's internal control over financial reporting that occurred during the first quarter of 2006, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.

     We are offering up to 511,000 shares of beneficial interest at $20 per share through our dividend reinvestment plan. There are no commissions or fees paid from the proceeds. We use proceeds from the plan primarily to repurchase shares in our share redemption plan. Absent applications for repurchase, we use the proceeds to buy mortgage investments

     The following table sets forth information relating to shares of beneficial interest issued and the use of proceeds of the offering during the quarter ended March 31, 2006.

Shares issued                    35,100
Gross proceeds                 $701,000


Item 3. Defaults Upon Senior Debentures.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None.


Item 5. Other Information.

MERGER AGREEMENT

     In November 2003, we received a merger proposal from UMT Holdings, a real estate finance company based in Richardson, Texas pursuant to which we would be merged into UMT Holdings. UMT Holdings is owned by persons that include officers and owners of the Company and the Advisor.

      In response to the proposal, our Board of Trustees formed an independent committee comprised of Richard D. O'Connor, Jr., Paul R. Guernsey and Douglas R. Evans, each an independent and disinterested trustee. The independent committee retained legal and financial experts to assist it in evaluating the proposal. The independent committee negotiated the final terms of the transaction with UMT Holdings on behalf of the Company and has evaluated the fairness of the terms to our shareholders who are not affiliated with UMT Holdings. At the conclusion of its negotiations and deliberations, the independent committee made a recommendation to the full Board of Trustees with respect to the transaction. The independent committee was also authorized to entertain unsolicited inquiries from any other parties interested in the possible acquisition of our company and, as appropriate, provide information,

Item 6. Exhibits and Reports on Form 8-K.

Exhibit 31. Certification pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32. Certification pursuant to Section 906 of the Sarbanes-Oxley Act


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there under duly authorized.


                                        UNITED MORTGAGE TRUST
                                        (Registrant)

Date:  May 15, 2006                    /S/Christine A. Griffin
                                         Christine A. Griffin
                                              President

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

May 15, 2006                       /s/ Christine Griffin
                                     ---------------------------------------
                                     Christine Griffin
                                     President and Chief Executive Officer

Exhibit 32. Certification pursuant to Section 906 of the Sarbanes-Oxley Act

I, Christine A. Griffin, Chief Executive Officer and Chief Financial Officer of United Mortgage Trust (the "registrant"), have executed this certification for furnishing to the Securities and Exchange Commission in connection with the filing with the Commission of the registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2006 (the "Report"). I hereby certify that:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the of the registrant as of and for the end of that period.


May 15, 2006


/s/ Christine A Griffin
-----------------------
Christine A Griffin
Chief Executive Officer/Chief Financial Officer