Form 10-Q
period 2006-06-30
UNITED MORTGAGE TRUST
filed 2006-08-14
CIK 101390

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549



                            Form 10-Q



     [ x ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2006

     [   ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to _________


                  Commission file number 000-32409


                       UNITED MORTGAGE TRUST


     (Exact Name of Registrant as Specified in its charter)


     (a Maryland trust)        (IRS Employer Identification
                                     Number 75-6493585)



                       1702 N Collins Blvd
                           Suite 100
                     Richardson, Texas 75080
                         (214) 237-9305



     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [X]        No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer[ ]  Accelerated filer[ ]   Non-accelerated filer [X]

Indicate by check mark if the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act)    Yes[ ]          No [X]


                              7,076,629

Number of shares of Registrant's shares of beneficial interest outstanding as of June 30, 2006.

                               (i)

PART I  -- FINANCIAL INFORMATION

                           UNITED MORTGAGE TRUST
                        CONSOLIDATED BALANCE SHEETS
                                         June 30,       December 31,
                                           2006             2005
                                        (unaudited)       (audited)
Assets
Cash and cash equivalents               $  1,016,026    $  5,548,421
Mortgage investments:
  Investment in trust receivable           4,695,640       5,815,712
  Interim mortgages, affiliates           53,786,519      48,411,728
  Interim mortgages                       27,185,690      24,543,944
  Allowance for loan losses                 (608,185)       (698,712)
                                        ------------    ------------
Total mortgage investments                85,059,664      78,072,672

Line of credit receivable, affiliate      31,553,218      30,317,037
Accrued interest receivable                  554,582         251,594
Accrued interest receivable, affiliate     1,905,475       1,294,829
Receivable from affiliate                    383,812         377,685
Recourse obligations, affiliates          11,236,376       9,264,233
Residential mortgages and contracts
  for deed foreclosed                        622,012         874,602
Interim mortgages foreclosed               1,058,892       1,805,340

Equipment, less accumulated
  depreciation of $13,487 and
  $11,709, respectively                       12,370          14,147
Other assets                                 862,174       2,083,731
                                        ------------    ------------
Total assets                            $134,264,601    $129,904,291
                                        ============    ============

Liabilities and Shareholders' Equity
Liabilities:
  Line of credit                        $ 20,449,302    $ 13,808,080
  Dividend payable                           822,129         822,000
  Accounts payable and accrued
    liabilities                              --              114,583
                                        ------------    ------------
Total liabilities                         21,271,431      14,744,663
                                        ------------    ------------
Commitments and contingencies

Shareholders' equity:
  Shares of beneficial interest;
  $.01 par value; 100,000,000 shares
  authorized; 7,922,121 and 7,854,037
  shares issued, respectively; and
  7,076,629 and 7,055,119 outstanding,
  respectively                                79,221          78,541
Additional paid-in capital               139,517,893     138,130,095
Advisor's reimbursement                      397,588         397,588
Cumulative distributions in
  excess of earnings                      (8,159,320)     (7,680,676)
                                        ------------    ------------
                                         131,835,382     130,925,548
Less treasury stock of 845,492 and
  797,582 shares, respectively
  at cost                                (18,842,212)    (15,765,920)
                                        ------------    ------------
Total shareholders' equity              $112,993,170    $115,159,628
                                        ------------    ------------
Total liabilities and
  shareholders' equity                  $134,264,601    $129,904,291
                                        ============    ============

See accompanying notes to consolidated financial statements.

                           UNITED MORTGAGE TRUST
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (unaudited)

                                      Three Months Ended       Six Months Ended
                                           June 30,                 June 30,
                                    2006              2005   2006              2005
                                    ----------------------   ----------------------
Revenues:
  Interest income derived from
    affiliates                      $3,082,143   $2,666,480  $6,096,692  $5,196,846
  Interest income                    1,044,311    1,057,340   2,108,316   2,069,729
                                    ----------   ----------  ----------  ----------
                                    $4,126,454   $3,723,820  $8,205,008  $7,266,575

Expense:
  Provision for loan losses            489,258      345,000   1,276,633   1,723,540
  Write-off of merger costs          1,027,631        --      1,027,631       --
  Interest expense                     273,444       88,957     553,479     112,941
  Trust administration fee             186,118      238,658     446,713     464,919
  General and administrative           137,127      195,715     383,917     326,549
  Loan servicing fee                    11,391        8,674      34,786      91,684
                                    ----------   ----------  ----------  ----------
                                     2,124,969      877,004   3,723,159   2,719,633
                                    ----------   ----------  ----------  ----------
Net income                          $2,001,485   $2,846,816  $4,481,849  $4,546,942
                                    ==========   ==========  ==========  ==========
Net income per share
   of beneficial interest                $0.28        $0.40       $0.63       $0.65
                                    ==========   ==========  ==========  ==========
Weighted average
    shares outstanding               7,084,292    7,030,468   7,077,960   7,034,043
                                    ==========   ==========  ==========  ==========

Distributions per weighted
    share outstanding                    $0.35        $0.40       $0.70       $0.80
                                    ==========   ==========  ==========  ==========


See accompanying notes to consolidated financial statements.

                         UNITED MORTGAGE TRUST
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (unaudited)
                                                     Six Months Ended
                                                          June 30,
                                                     2006          2005
                                                ----------------------------

Operating Activities
 Net income                                     $  4,481,849    $  4,546,942
 Adjustments to reconcile net income
   to net cash provided by operating
     activities:
  Provision for loan losses                        1,276,633       1,723,540
  Depreciation                                         1,777           1,774
 Net amortization of discount on
    mortgage investments                              57,532           7,605
 Write-off of merger costs                         1,027,631           --
  Changes in assets and liabilities:
   Accrued interest receivable                      (913,634)       (548,412)
   Other assets                                      193,926        (370,175)
   Accounts payable and accrued liabilities         (114,583)        (14,034)
                                                 -----------     -----------
Net cash provided by operating activities          6,011,131       5,347,240
                                                 -----------     -----------
Investing Activities
 Investment in residential mortgages and
   contracts for deed                               (494,654)       (238,899)
 Principal receipts on residential mortgages
   and contracts for deed                          1,058,829         535,592
 Proceeds from the sale of mortgage loans,
   securitization                                       --         7,275,598
 Investment in interim mortgage notes            (44,301,015)    (38,857,869)
 Principal receipts on interim mortgage notes     33,234,318      37,466,830
 Proceeds from recourse obligations, affiliates    1,208,260          --
 Line of credit receivable, affiliate, net        (1,236,181)     (1,255,100)
 Receivable from affiliate                            (6,127)         (7,592)
                                                 -----------     -----------
Net cash provided by (used in) investing
  activities                                     (10,536,570)      4,918,560
                                                 -----------     -----------
Financing Activities
 Proceeds from issuance of shares of
   beneficial interest                             1,388,478       1,833,622
 Purchase of treasury stock                       (3,076,292)     (1,968,033)
 Net borrowings (payments) on line of credit,
   payable                                         6,641,222      (3,364,057)
 Dividends                                        (4,960,364)     (5,623,579)
                                                 -----------     -----------
Net cash used in financing activities                 (6,956)     (9,122,047)
                                                 -----------     -----------
Net increase (decrease) in cash and
  Cash equivalents                                (4,532,395)      1,143,753

Cash and cash equivalents
  at beginning of period                           5,548,421       1,331,798
                                                 -----------     -----------
Cash and cash equivalents
  at end of period                              $  1,016,026    $  2,475,551
                                                ------------    ------------
Supplemental Disclosure of Cash Flow
   Information
Cash paid during the period for interest        $    553,479    $     52,312
                                                ============    ============
Supplemental Disclosure of Non-cash
  Information
Transfer of loans into recourse
  obligations, affiliates                       $  3,180,403    $     --
                                                ============    ============

See accompanying notes to consolidated financial statements.

                            UNITED MORTGAGE TRUST
                Notes to Consolidated Financial Statements
                               June 30, 2006

1.  NATURE OF BUSINESS

THE COMPANY

United Mortgage Trust (the "Company") is a Maryland real estate investment trust which qualifies as a real estate investment trust (a "REIT") under federal income tax laws. The Company invests in first lien secured interim mortgage loans with term of 12 months or less for the acquisition and renovation of single family homes, (ii)first lien secured construction loans for the acquisition of lots and construction of single family homes,
(iii) secured loans to United Development Funding, L.P. ("UDF"), a Nevada limited partnership, that (a) originates and acquires loans for the acquisition and development of single-family home lots, referred to as land development loans, and enters into participation agreements with single-family residential real estate developers, referred to as equity participations and (iv)in first lien, fixed rate mortgages secured by single-family residential property throughout the United States, all of which are referred to as the Company's "Mortgage Investments". Such loans are originated by others to the Company's specifications or to specifications approved by the Company. Most, if not all, of such loans are not insured or guaranteed by a federally owned or guaranteed mortgage agency.

The Company has no employees. It pays UMT Advisors, Inc. ("UMTA" or "the Advisor") a monthly trust administration fee for the services relating to the Company's daily operations that the Advisor uses to pay its employees who are directly and indirectly involved in the day-to-day management of the Company. The Company's Advisor and affiliated companies offices are located in Richardson, Texas.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, were made. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

3. LINE-OF-CREDIT PAYABLE

On November 8, 2004, with trustee approval, the Company entered into a three year loan agreement with a $15 million revolving credit facility. The line of credit payable was collateralized by certain interim mortgages. Interest on the outstanding balance accrues at the higher of the Prime Rate or the sum of the Federal Funds rate plus 1/2% per annum. On July 31, 2006 the Company executed the fourth modification its credit facility to increase the borrowing base to $30,000,000. Outstanding balances on the credit facility at June 30, 2006 and December 31, 2005 were $20,449,302 and $13,808,080, respectively. The interest rate at June 30, 2006 was 8.50% compared to 6.75% at June 30, 2005.

4.  RELATED PARTY TRANSACTIONS

The Company relies on affiliates of its Advisor for the sourcing and origination of a majority of its Mortgage Investments.

a) Capital Reserve Group, Inc. ("CRG") is a Texas corporation that is 50% owned by Todd Etter, an officer and principal shareholder of the Advisor. CRG was in the business of financing home purchases and renovations by real estate investors. The Company loaned money to CRG to make loans to other borrowers. The unpaid principal balance of the loans at the end of the second quarter was $1,832,521.

b) Ready America Funding ("RAFC") is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter, an officer and principal shareholder of the Advisor. RAFC is in the business of financing interim mortgages for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors. Although the Company no longer loans money to RAFC, it has continued to fund current projects directly to RAFC's borrowers. The unpaid principal balance of the loans at the end of the second quarter was $24,121,886.

c) South Central Mortgage, Inc. ("SCMI") is a Texas based mortgage bank of which the sole beneficial shareholder is Todd Etter, an officer and principal shareholder of the Advisor. Christine "Cricket" Griffin, the Company's President and one of its trustees, was the Chief Financial Officer of SCMI from June 1995 until July 1996. The Company purchased first lien secured, fixed rate residential real estate mortgage loans sourced by or originated by SCMI. The loans were assigned to the Company when purchased. SCMI provided the Company with limited recourse on loans it sourced or originated and assigned to the Company.

d) UMT Holdings, LP ("UMT Holdings") is a Delaware limited partnership which is in the real estate finance business. Christine "Cricket" Griffin, the Company's President; Todd Etter and Tim Kopacka, who own 100% of the Company's Advisor; Craig Pettit, who owns 100% of RMC and 100% of Eastern Intercorp Inc. which in turn owns 50% of RAFC; and William Lowe, who owns 50% of CRG, are limited partners in UMT Holdings. Ms. Griffin and Mr. Kopacka are officers of UMTH General Services, L.P. and UMTH Funding Services, L.P., respectively, both subsidiaries of UMT Holdings. Mr. Etter is a shareholder and director of UMT Services, Inc., the general partner of UMT Holdings. REO Property Company ("REOPC") is a subsidiary of UMT Holdings that provides real estate management services to the Company, Prospect Service Corp. is a subsidiary of UMT
Holdings that acts as a mortgage servicer for the Company, and UMT Holdings holds a 99% limited partnership interest in UMTH Land Development, L.P., which holds a 50% profit interest in UDF and acts as UDF's asset manager.

UMTH Lending, L.P. ("UMTHL") is a Delaware limited partnership owned by UMT Holdings. The Company has loaned and will continue to loan money to UMTHL to make loans to other borrowers. The loans are then collaterally assigned to the Company as security for the promissory note between UMTHL and the Company. The unpaid principal balance of the loans at the end of the second quarter was $27,624,607.

e) Recourse Obligations, Affiliates Secured Notes:

Name      Principal      Principal       Maximum
          Balance at     Balance at        Note
           12-31-05       06-30-06        Amount
---------------------------------------------------
CRG      $ 2,725,442     $3,113,075     $ 3,372,904
RAFC     $ 3,243,369     $4,674,659     $ 5,274,436
SCMI     $ 3,295,422     $3,448,642     $ 3,448,643

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

f) REOPC is a Texas limited partnership owned by UMT Holdings. Its mission is to manage and sell REO properties, including the Company's, for which it receives a fee. The Company has loaned money to REOPC to acquire foreclosed properties from CRG. The unpaid principal balance of the loans at the end of the second quarter was $207,483. The Company pays a monthly property management fee to REOPC for managing its REO properties. The fee is calculated as 0.8% of the Company's basis in the property. Fees paid in the three and the six months ended June 30, 2006 and 2005 were $7,957 and $5,504 and $15,910 and $10,895, respectively. The Company paid real estate sales commissions to REOPC in the three and six months ended June 30, 2006 and 2005 of $8,800 and $4,378 and $10,200 and $9,268, respectively.

g) UDF is a Nevada real estate finance company in which UMT Holdings holds a limited partnership profit interest. On June 20, 2006, with Trustee approval the Company extended and modified its line of credit with UDF. The term remained the same but the interest rate is a uniform 15% and the borrowing base increased to $45,000,000. UDF makes loans to real estate developers for single family residential lot development. The principal balance at the end of the second quarter was $31,553,218.

h) The Company has an Advisory Agreement with UMTA. Under that agreement UMTA is paid a monthly trust administration fee. The fee is calculated monthly as 1/12 of 1/2 of 1% of the first $50,000,000 in income producing assets and 1/12 of 1% of assets exceeding $50,000,000. Trust administration fees paid during the three and six months ended June 30, 2006 and 2005 were $186,118 and $235,658 and $446,713 and $464,919, respectively.

i) The Company pays loan servicing fees to PSC, a subsidiary of UMT Holdings, under the terms of a Mortgage Servicing Agreement. The Company paid loan servicing fees of $11,391 and $8,674 and $34,786 and $91,684 during the three months and six month ended June 30, 2006 and 2005, respectively.

5. MERGER AGREEMENT

On June 13, 2006, the Board of Trustees voted to take no action to prevent the Agreement and Plan of Merger dated September 1, 2005 ("Merger Agreement") between the Company and UMT Holdings, L.P., ("UMTH") pursuant to which the Company would merge with and into UMT Holdings ("Merger") from terminating for failure to satisfy the condition contained in that agreement that the Merger would be terminated if the Merger shall not have been consummated by June 30, 2006. On June 13, 2006, the Company received a letter from UMT Holdings, L.P. in which UMTH also expressed the view that the Merger would terminate on June 30, 2006. On June 30, 2006 the merger terminated and as a result the Company wrote-off $1,027,631 of capitalized merger costs as reflected in the statements of income. The Company believes that it will not incur any termination penalties as a result of the termination of the merger.

6. TRUSTEE RESIGNATIONS

Effective as of June 7, 2006, Paul R. Guernsey resigned as a member of the Board of Trustees of United Mortgage Trust on which he served as an independent trustee since 1996. At the time of his resignation, Mr. Guernsey was serving as a member of the independent committee of the Board of Trustees, which was formed to evaluate and negotiate the proposed merger with UMTH. According to his June 7, 2006 letter of resignation, Mr. Guernsey resigned because he disagreed with other members of the Board of Trustees regarding the Company's change of investment strategy.

Also, effective as of June 8, 2006, Richard D. O'Connor, Jr. resigned as a member of the Board of Trustees of United Mortgage Trust on which he served as an independent trustee since 1996. Mr. O'Connor's resignation was not the result of a disagreement with the Company on any matter relating to the Company's operations, policies or practices.

7. SUBSEQUENT EVENTS

PROPOSED CHANGE IN ADVISOR

     The Trustees voted unanimously to enter into an advisory services agreement with UMTH General Services, Inc. ("UMTHGS"), a subsidiary of UMTH, to replace UMT Advisors, Inc. as our advisor. UMTHGS has the infrastructure to provide financial reporting, loan sourcing and origination and shareholder relations, and entering into an advisory agreement provides many of the economies of scale that we hoped to attain in the merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following section contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and should be read in conjunction with the consolidated financial statements and related notes appearing in this Form 10-Q. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons including, but not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 under the caption "Risk Factors", as well as those discussed in this report, as well as other unknown and unpredictable factors. You should not place undue reliance on these forward-looking statements. Such forward looking statements may be identified by the words "anticipate," "believe," "estimate," "expect" or "intend" and similar expressions. Forward looking statements are likely to address such matters as our business strategy, future operating results, future sources of funding for mortgage loans acquired by us, future economic conditions and pending litigation involving us.


        RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS
                     ENDED JUNE 30, 2006 AND 2005

     In November 2003, we received a merger proposal from UMT Holdings, L.P, an entity organized by persons that include some of our officers and owners and our Advisor. On June 13, 2006, the Board of Trustees voted to take no action to prevent the Agreement and Plan of Merger dated September 1, 2005 from terminating for failure to satisfy the condition contained in that agreement that the Merger would be terminated if the Merger shall not have been consummated by June 30, 2006. On June 13, 2006, the Company received a letter from UMT Holdings, L.P. in which UMTH also expressed the view that the Merger would terminate on June 30, 2006. On June 30, 2006 the merger terminated and as a result the Company wrote-off $1,027,631 of capitalized merger costs as reflected in the statements of income.


GENERAL INVESTMENT INFORMATION

     Our portfolio concentrations have shifted over nine years of investing as we sought adequate supplies of suitable loans in a changing real estate finance market. We transitioned from investing exclusively in long term first lien single-family loans and to the genesis and growth of investment in a loan secured by first lien and subordinate single family lot development loans. We will continue to adapt to changes in our market. We estimate that investment in land development loans will grow by at least 35%, or be as much as 50%, of our portfolio by the end of 2006.





LOANS PURCHASED

     During the three and six months ended June 30, 2006 and 2005 we acquired interim mortgages from both affiliates and others, and funded draws on the UDF line of credit. In addition, we acquired residential mortgages in 2006 as a result of owner financing the sale of REO properties. In 2005 we acquired residential mortgages from third parties in conjunction with the Bayview Securitization.

                                                      Three Months                   Six Months
                                                      Ended June 30,                Ended June 30,
                                                   2006           2005           2006           2005
                                               -----------    -----------    -----------    -----------
Interim Mortgages Purchased During Quarters
Interims funded with affiliates                $15,173,000    $13,847,000    $33,777,000    $18,909,000
Interims funded with others                    $ 4,651,000    $11,290,000    $10,524,000    $19,717,000
Total unpaid principal balance funded          $19,824,000    $25,137,000    $44,301,000    $38,626,000

Number of loans funded with affiliates                 270            176            456            239
Number of loans funded with others                      19             95             44            165
Total number funded                                    289            271            500            404

Affiliate interims paid off                    $11,597,000    $14,550,000    $26,442,000    $23,509,000
Other interims paid off                        $ 4,007,000    $ 3,713,000    $ 7,787,000    $13,958,000
Total unpaid principal balance paid off        $15,604,000    $18,263,000    $33,234,000    $37,467,000

Number of affiliated interims paid off                 214            108            465            249
Number of other interims paid off                       45             58             78            130
Total number paid off                                  259            166            543            379


Line of Credit, Affiliate
Draws funded                                   $ 4,300,000    $     --       $ 9,409,000    $10,655,000
Paid down                                      $ 2,650,000    $ 1,300,000    $ 8,173,000    $ 9,400,000
Total change                                   $ 1,650,000    $(1,300,000)   $ 1,236,000    $ 1,255,000

Investment in Trust Receivable
(Residential Mortgages & Contracts for Deed)
Purchase price                                 $   495,000    $   517,000    $   495,000    $   517,000
Number purchased from other sources                     11             13             11             13
Aggregate principal balance                    $   495,000    $   517,000    $   495,000    $   517,000
Average principal balance                      $    45,000    $    40,000    $    45,000    $    40,000



MORTGAGE PORTFOLIO

     At the end of the June 2006 and 2005 quarters, and with the culmination of the two Bayview Securitizations, our mortgage portfolio changed significantly to a concentration in interim mortgages and the UDF secured loans. Below is a table that summarizes our mortgage portfolio at the end of each quarter indicated:

                                                   2006           2005
                                               -----------    -----------
Interim Mortgage Balances
Affiliates unpaid principal balance            $53,787,000    $42,955,000
Unpaid principal balance others                $27,186,000    $32,027,000

Loans foreclosed, others                       $ 1,059,000    $ 1,805,000

Number of loans outstanding, affiliates                693            589
Number of loans outstanding, others                    277            387

Average unpaid principal balance               $    83,000    $    77,000
Remaining term in months: less than                     12             12
Yield on investments                                13.84%         13.86%

Line of Credit, Affiliate Balances             $31,553,000    $29,977,000
Term remaining in months                                42             54
Yield on investments                                13.74%         13.99%

Recourse Obligations, Affiliates               $11,236,000          --

Investment in Trust Receivable
Loans owned outright                                    24             45
Rental properties                                        2              2
Unpaid principal balance
  loans/properties owned outright               $1,149,000     $4,215,000
Securitized loans "B" piece balance             $3,547,000     $4,207,000
Foreclosed properties                           $  622,000     $  875,000
Term remaining: less than                       360 months     360 months
Yield on investments                                12.89%          9.40%


     The following table illustrates percentage of our portfolio dedicated to each loan category:

                                               At June 30,
                                            2006        2005
                                            ----------------
Interims with affiliates                     42%         43%
Interims with others                         21%         22%
UDF line of credit                           24%         27%
Recourse obligations                          9%         --
Trust receivable - loan owned outright        1%          4%
Trust receivable - securitized "B" piece      3%          4%


     All of the properties that are security for the mortgage investments are located in the United States. Each of the properties was adequately covered by a mortgagee's title insurance policy and hazard insurance.

     During the three-month and six-month periods ended June 30, 2006 and 2005, our investments generated approximately $4,126,000 and $3,724,000 and $8,205,000 and $7,267,000 of interest income, respectively, representing 11% and 13% increases over the prior periods, respectively. The increase was attributed to increased use of our bank line of credit. We used our bank line to acquire more properties paying higher interest rates than our bank line which had a positive impact on earnings.

     Operating expenses for the three-month and six-month periods ended June 30, 2006 and 2005 were approximately $2,125,000 and $877,000 and $3,723,000 and $2,720,000, respectively, 142% and 37% increases between comparable periods. Major categories are listed below:

Write-off of merger costs - As a result of the termination of the proposed merger between UMT and UMT Holdings, L.P., we recorded an expense of approximately $1,028,000. The fees were comprised primarily of legal fees (38%), Independent Committee member fees (30%), and fees relating to a fairness opinion (21%).

Provision for loan losses - $489,000 compared to $345,000 (a 42% increase) between the comparable three-month periods and $1,277,000 and $1,724,000 (a 26% decrease) between comparable six-month periods of 2006 and 2005, respectively. Fluctuations in provision for loan losses result from changes in foreclosure rates and changes in real estate owned liquidation rates.

Trust administration fee - $186,000 and $239,000 (a 22% decrease) between the comparable three-month periods and $447,000 and $465,000 (a 4% decrease) between the comparable six-month periods of 2006 and 2005, respectively. Trust administration fees are based on a percentage of income producing assets, the amount of which can fluctuate during periods, driving the fees up and down.

General and administrative - $137,000 and $196,000 (a 30% decrease) between the comparable three-month periods and $384,000 and $327,000 (a 17% increase) between the comparable six-month periods of 2006 and 2005, rexpectively. The decrease between the three-month periods was due to lower amortization expense, lower expenses relating to insurance and REO, and lower printing costs. The increase between six-month periods was primarily due to higher contract labor expense.

Interest expense - $273,000 and $89,000 (a 207% increase) between the comparable three-month periods and $553,000 and $113,000 (a 389% increase) between the comparable six-month periods of 2006 and 2005,
respectively.   We used our bank line of credit extensively during the
2006 quarter and six-month period to fund interim mortgages. Higher usage of our credit facility increases interest expense.

Loan servicing fees - $11,000 and $9,000 (a 22% increase) between the comparable three-month periods and $35,000 and $92,000 (a 62% decrease) between the comparable six-month periods of 2006 and 2005, respectively. Loan servicing fees are calculated as a percentage of the unpaid principal balances of residential mortgages, contracts for deed and REO properties. The three-month increase was due to fees paid to REO Property Company to coordinate sales of foreclosed properties. The six-month decrease reflects the shrinking number of residential mortgages/contracts for deed in our portfolio.

     Operating expenses, less interest expense, provision for loan losses and merger expenses, as a percentage of income were 8.11% and 11.90% for the three months ended June 30, 2006 and 2005, respectively. As a percentage of invested assets they were 0.27% and 0.40% for the comparable three-month periods and 0.70% and 0.81% for the comparable six month periods, respectively.

     We recorded allowances for loan losses of approximately $489,000 and $345,000 during the second quarters of 2006 and 2005, and $1,277,000 and $1,724,000 in the comparable six-month periods of 2006 and 2005, respectively. We realized loan losses of $424,000 and $390,000 and $1,793,000 and $1,542,000 during the comparable three-month and six-month periods, respectively. Loss reserves are recorded monthly at historical default rates and at 42% of residential mortgages or contracts for deed reclassified as foreclosed during the period and 26% of each interim mortgage reclassified as foreclosed during the quarter, based on historical experience.

     From inception through June 30, 2006 we have acquired approximately $471,000,000 of loans. We have recorded losses of 1.80% of those assets to date. We anticipate loan losses to continue and therefore are continuing to monitor the adequacy of our loan loss reserve.

     Total foreclosed loans as a percentage of income producing assets, as of June 30, 2006 and December 31, 2005, was approximately 1.94% and 3.31%, respectively.

     Net income was approximately $2,001,000 and $2,847,000 for the three months and $4,482,000 and $4,547,000 for the six months ended June 30, 2006 and 2005, respectively, 30% and 1% decreases, respectively. The decreases were due to the one time merger expense recorded after the termination of the proposed merger between the Company and UMT Holdings, L.P. Excluding the merger expenses net income increased by 6% and 20% for the three-month and six-month comparable periods. Earnings per weighted average share were $0.28 and $0.40 for the three-month periods and $0.63 and $0.65 for the comparable six-month periods. Excluding the merger expense, earnings were $0.43 and $0.78 per weighted share, for the three months and six months ended June 30, 2006, respectively.

    Distributions to shareholders per share of beneficial interest in the 2006 and 2005 three-month periods were $0.35 and $0.40 and $0.70 and $0.80 for the six-month periods, respectively. We distributed in excess of earnings in all comparable periods except the June 2005 quarter.

                  CAPITAL RESOURCES AND LIQUIDITY FOR
      THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

     We utilize funds made available from our dividend reinvestment plan, from our bank line of credit and repayment of principal on our loans to purchase mortgage investments.


                                         Three months ended June 30,       Six months ended June 30,
                                         2006                   2005      2006                   2005
---------------------------------------------------------------------     ---------------------------
Shares issued in dividend reinvest           34,369          44,902            69,420          91,680
Gross proceeds                          $   687,000     $   898,000       $ 1,388,000     $ 1,834,000
Share repurchases                       $(2,705,000)    $  (962,000)      $(3,076,000)    $(1,968,000)
Principal receipts from Residential
  Mortgages and Contracts for Deed      $   320,000     $   102,000       $ 1,058,000     $   536,000
Principal receipts from
  Interim Mortgages                     $14,610,000     $18,260,000       $33,234,000     $37,467,000
Securitization proceeds                      --              --                --         $ 7,276,000
Net borrowing from credit line          $ 6,001,000     $ 6,416,000       $ 6,641,000     $(3,364,000)


     We are no longer offering shares in the public markets except to existing shareholders through our dividend reinvestment plan. In July 2006 we registered an additional 1,000,000 shares to be offered through our dividend reinvestment plan.

     Shares issued in the aggregate, as of June 30, 2006 and 2005, were 7,922,121 and 7,754,404, respectively. Shares retired to treasury through our share redemption plan in the aggregate were 845,492 and 740,634, respectively. Total shares outstanding were 7,076,629 and 7,034,770, respectively. Inception to date gross offering proceeds were approximately $158,155,000 and net proceeds after fees, marketing reallowance and commissions were $139,995,000.

    Since entering into a into a three year loan agreement on November 8, 2004 with our lending bank, we have amended and restated the original $15 million revolving credit facility four times. The most recent amendment was effective July 31, 2006, increasing the borrowing base to $30,000,000. The line of credit was collateralized by certain interim mortgages. Interest on the outstanding balance accrues at prime plus 0.5% per annum, or 8.50% and 6.75% at June 30, 2006 and 2005, respectively. The outstanding balance on the line of credit was approximately $20,449,000 and $8,666,000 at June 30, 2006 and 2005, respectively.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

     We are exposed to interest rate changes primarily as a result of the method by which our bank credit facility is calculated at 1/2% over bank prime lending rate. A higher interest rate may have a negative impact on earnings, but we do not anticipate a significant impact during 2006.

     We have no long-term borrowings.

Item 4. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures
       An evaluation was performed by the Company's management, consisting of the individual who serves as our Chief Executive Officer and Chief Financial Officer, of the effectiveness of Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2006. Based on such evaluation, management has concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.
Changes in Internal Controls Over Financial Reporting

     There have been no changes in the Company's internal control over financial reporting that occurred during the second quarter of 2006, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.
Item 1A. Risk Factors

     We have not had any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On July 28, 2006 our registration on Form S-3 relating to our offering up to 1,000,000 shares of beneficial interest at $20 per share through our dividend reinvestment plan became effective. There are no commissions or fees paid from the proceeds. We use proceeds from the plan primarily to repurchase shares in our share redemption plan. Absent applications for repurchase, we use the proceeds to buy mortgage investments.

     The following table sets forth information relating to shares of beneficial interest issued and the use of proceeds of the offering during the six months ended June 30, 2006:

Shares issued                      69,420
Gross proceeds                 $1,388,400

     There is currently no established public trading market for our shares. As an alternative means of providing limited liquidity for our shareholders, we maintain a share redemption plan. We suspended that plan on September 1, 2005 when we announced the entry into a merger agreement with UMT Holdings. On June 30, 2006, when the merger terminated we resumed the plan.

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

       Share repurchases have been at prices of $18 and $20 per share. Shares repurchased at the lower price were 1) shares held by shareholders for less than 12 months or 2) shares purchased outside of our Share Repurchase Program ("SRP"). Before the suspension of the SRP, the limit set by our trustees for shares purchased at $20 per share to an amount equal to the proceeds we received from our monthly dividend reinvestment. Shares repurchased outside of that limit were at the lower price. Our trustees currently allow us to liquidate shares on a case-by-case basis when a request is accompanied by proof of hardship. Subsequent to the merger termination our Trustees have set a hardship liquidation price of Net Asset Value, or approximately $16.34 per share for shares repurchased outside of the repurchase plan.

    The following table sets forth information relating to shares of beneficial interest repurchased into treasury during the period covered by this report.

                                           Total number        Total number
                                             of shares          of shares
          Total number                    purchased as     purchased outside
           of shares    Average price   part of publicly     of publicly
           purchased      per share      announced plan     announced plan
          ------------  -------------   ---------------    -----------------
Apr          3,480         18.00              --                 3,480
May          8,079         18.00              --                 8,079
Jun        125,727         19.90           119,240               6,487
           -------         -----           -------              ------
Total      137,287         19.74           119,240              18,046



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


                                        UNITED MORTGAGE TRUST
                                        (Registrant)

Date:  August 14, 2006                    /S/Christine A. Griffin
                                         Christine A. Griffin
                                              President

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

5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and of the registrant's board of trustees:

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

August 14, 2006                       /s/ Christine Griffin
                                     ---------------------------------------
                                     Christine Griffin
                                     President and Chief Executive Officer

Exhibit 32. Certification pursuant to Section 906 of the Sarbanes-Oxley Act

I, Christine A. Griffin, Chief Executive Officer and Chief Financial Officer of United Mortgage Trust (the "registrant"), have executed this certification for furnishing to the Securities and Exchange Commission in connection with the filing with the Commission of the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2006 (the "Report"). I hereby certify that:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the of the registrant as of and for the end of that period.


August 14, 2006                         /s/ Christine A Griffin
					-----------------------
					Christine A Griffin
					Chief Executive Officer and
					Chief Financial Officer