Form 10-K
period 2006-12-31
UNITED MORTGAGE TRUST
filed 2007-04-02
CIK 101390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[Mark One]

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-32409 (1933 Act)

United Mortgage Trust
(Exact name of registrant as specified in its charter)

Maryland	75-6493585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1702 N. Collins Boulevard, Suite 100, Richardson, Texas 75080
(Address of principal executive offices)
(Zip Code)

Registrant’s telephone number, including area code: (214) 237-9305

Securities registered pursuant to section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Shares of Beneficial interest, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer☐    Accelerated filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s shares of beneficial interest held by non-affiliates of the registrant at June 30, 2006 computed by reference to the price at which the common equity was last sold was $141,532,580.

As of March 15, 2007, 6,885,797 of the Registrant's Shares of Beneficial Interest were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

Index to Financial Statements

PART I

ITEM 1. BUSINESS.

GENERAL

United Mortgage Trust (which we refer to in this report as “we,”, “us”, “our” and the “Company”) is a Maryland real estate investment trust formed on July 12, 1996. We acquire mortgage investments from several sources, including from affiliates of our Advisor. The amount of mortgage investments to be acquired from such sources depends upon the mortgage investments that are available from them or from other sources at the time we have funds to invest. We believe that all mortgage investments purchased from affiliates of the Advisor are at prices no higher than those that would be paid to unaffiliated third parties for mortgages with comparable terms, rates, credit risks and seasoning.

We invest exclusively in: (i) first lien secured mortgage loans with initial terms of 12 months or less for the acquisition and renovation of single family homes, which we refer to as “interim loans”; (ii) first lien secured construction loans for the acquisition of lots and construction of single-family homes, which we refer to as “construction loans”; (iii) lines of credit and secured loans for the acquisition and development of single-family home lots, referred to as “land development loans”; (iv) lines of credit and loans secured by developed single-family lots, referred to as “finished lot loans”; (v) lines of credit and loans secured by completed model homes, referred to as “model home loans”; and, formerly we invested in (vi) first lien, fixed rate mortgages secured by single-family residential property, which we refer to as “residential mortgages”. Additionally, our portfolio includes loans to affiliates of our Advisor, which we refer to as “recourse loans.”

The typical terms for residential mortgages, contracts for deed and interim loans (collectively referred to as “mortgage investments”) are 360 months, 360 months and 12 months, respectively. The United Development Funding, L.P. (“UDF”) line of credit in place has a five year term. Finished lot loans and builder model home loans are expected to have terms of 12 to 48 months. The risks to us and the recourse that we have in the event of a default are essentially the same for all three types of security instruments relied upon. The majority of interim loans are covered by recourse agreements that obligate either a third party with respect to the performance of a purchased loan, or a borrower that has made a corresponding loan to another party (the "underlying borrower"), to repay the loan if the underlying borrower defaults. Our loans to UDF are secured by the pledge of all of UDF’s land development loans and equity participations, and are subordinated to its bank lines of credit. In addition, as an enhancement, in October 2006, United Development Funding III, L.P. (“UDF III”), a newly formed public limited partnership that is affiliated with UDF and with our Advisor, entered into a limited guaranty, effective as of September 1, 2006, for our benefit (the “UDF III Guarantee”). Pursuant to the UDF III Guarantee, UDF III guaranteed the repayment of an amount up to $30 million with respect to that certain Second Amended and Restated Secured Line of Credit Promissory Note between United Mortgage Trust and UDF.

We seek to produce net interest income from our mortgage investments while maintaining strict cost controls in order to generate net income for monthly distribution to our shareholders. We intend to continue to operate in a manner that will permit us to qualify as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. As a result of that REIT status, we are permitted to deduct dividend distributions to shareholders, thereby effectively eliminating the "double taxation" that generally results when a corporation earns income (upon which the corporation is taxed) and distributes that income to shareholders in the form of dividends (upon which the shareholders are taxed).

The overall management of our business is vested in our Board of Trustees. UMTH General Services, L.P., a Delaware limited partnership (“Advisor” or “UMTHGS”) is a subsidiary of UMT Holdings, L.P. (“UMTH”), is retained to manage our day-to-day operations and to use its best efforts to seek out and present, whether through its own efforts or those of third parties retained by it, investment opportunities that are consistent with our investment policies and objectives and consistent with the investment programs the trustees may adopt from time to time in conformity with our Declaration of Trust. Our President, Christine “Cricket” Griffin, is a limited partner of UMTH.

In addition to this annual report, we file quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). All documents that we file with the SEC are available free of charge on our website, which is www.unitedmorgagetrust.com. You may also read and copy any document that we file at the public reference facilities of the SEC at 450 Fifth Street NW, Washington DC 20549. Please call the SEC at (800) SEC-0330 for further information about the public reference facilities. These documents also my be accessed through the SEC’s electronic data gathering, analysis and retrieval system (“EDGAR”) via electronic means, including the SEC’s home page on the internet (http://www.sec.gov).

Our principal executive offices are located at 1702 N Collins Blvd, Suite 100, Richardson TX 75080, telephone (214) 237-9305 or (800) 955-7917, facsimile (214) 237-9304.

TERMINATION OF THE MERGER AGREEMENT

On June 13, 2006, the Board of Trustees voted to take no action to prevent the Agreement and Plan of Merger dated September 1, 2005 ("Merger Agreement") between the Company and UMTH pursuant to which the Company would have merged with and into UMTH ("Merger") from terminating for failure to satisfy the condition that the Merger would terminate if the Merger was not consummated by June 30, 2006. On June 13, 2006, the Company received a letter from UMTH in which UMTH also expressed the view that the Merger would terminate on June 30, 2006. On June 30, 2006 the merger terminated and as a result the Company wrote-off approximately $1,040,000 in capitalized merger costs as reflected in the statements of income. The Company believes that it will not incur any termination penalties as a result of the termination of the merger.

RESTATED INVESTMENT OBJECTIVES AND POLICIES
As Amended January 24, 2007

Our principal investment objectives are to invest proceeds from our DRP, financing proceeds, capital transaction proceeds and retained earnings in six types of investments:

(i) first lien secured interim mortgage loans with initial terms of 12 months or less for the acquisition and renovation of single family homes, which we refer to as “interim loans”;
(ii) first lien secured construction loans for the acquisition of lots and construction of single-family homes, which we refer to as “construction loans”;
(iii) lines of credit and secured loans for the acquisition and development of single-family home lots, referred to as “land development loans”;
(iv) lines of credit and loans secured by developed single-family lots, referred to as “finished lot loans”;
(v) lines of credit and loans secured by completed model homes, referred to as “model home loans”; and,
(vi) first lien, fixed rate mortgages secured by single-family residential property, which we refer to as “residential mortgages and contracts for deed”.

We collectively refer the above listed loans as “Mortgage Investments”.

In addition, we intend to generate fee income by providing credit enhancements associated with residential real estate financing transactions in the various forms as recommended from time-to-time by our Advisor and approved by our Board of Trustees, including but not limited to, guarantees, pledges of cash deposits, letters of credit and tri-party inter-creditor agreements, all of which we refer to as “Credit Enhancements”. Mortgage Investments and Credit Enhancements are expected to:

(1) produce net interest income and fees;
(2) provide monthly distributions from, among other things, interest on Mortgage Investments and fees from credit enhancements; and
(3) permit reinvestment of payments of principal and proceeds of prepayments, sales and insurance net of expenses.

There is no assurance that these objectives will be attained.

INVESTMENT POLICY

At year end 2006 approximately 59% of the properties securing our Mortgage Investments were located in Texas, 10% in Tennessee, 8% in California, 4% in Missouri, 3% in each of Colorado and Georgia, 2% in each of Illinois, Indiana and Ohio, and 1% or less in 17 other states.

We anticipate that the concentration will continue in the near future, but it is our intention to expand our geographic presence through the purchase of Mortgage Investments in other geographic areas of the United States. In making the decision to invest in other areas, we consider the market conditions prevailing at the time we invest.

As of December 31, 2006, our portfolio was comprised of:

Category	Percentage of portfolio
Interim loans secured by conventionally built homes	30.61%
Land development loans	23.87%
Interim loans secured by modular and manufactured homes	17.22%
Construction loans	11.89%
Recourse obligations of affiliates	8.65%
Residential mortgages and contracts for deed	3.95%
Cash and other assets	3.82%

We no longer purchase interim loans that are secured by modular and manufactured homes or residential mortgages or contracts for deed, and we are phasing out of investing in construction loans. We plan to continue to invest in land development loans, finished lot loans, model home loans and interim loans secured by conventionally built houses because 1) land development loans and finished lot loans have provided us with suitable collateral positions, well capitalized borrowers and attractive yields; 2) interim loans have provided us with suitable collateral positions, full recourse from our borrowers and attractive yields; and, 3) model home loans are expected to provide us with suitable collateral positions, well capitalized borrowers and attractive yields. In addition, blended yields for land development loans and interim loans have produced higher returns than those of residential mortgages and contracts for deed. Model home loans are expected to produce higher yields commensurate with land development loans, finished lot loans and interim loans. As we phase out of interim loans secured by modular and manufactured homes and construction loans, we will increase the percentage of our portfolio invested in land development loans, finished lot loans, interim loans secured by conventionally built homes and model home loans, until market conditions indicate the need for an adjustment of the portfolio mix.

UNDERWRITING CRITERIA

We will not originate loans, except to facilitate the resale of a foreclosed property. Funds awaiting investment in Mortgage Investments will be invested in government securities, money market accounts or other assets that are permitted investments for REITs. See “Temporary Investments” below.

The underwriting criteria for Mortgage Investments are as follows:

(1)	Priority of Lien.

·	Interim loans purchased must be secured by a first lien that is insured by a title insurance company. We will not purchase second liens or other subordinate or junior lien interim loans.

·
Land development loans and finished lot loans must be secured by a first lien, second lien or a pledge of partnership interest that is insured by a title company. Second liens are subject to the loan-to-value (“LTV”) limitations set forth below.

·	Model home loans will be secured by a subordinate lien that is insured by a title insurance company.

·	Credit Enhancements must be secured by first or second liens or pledges of partnership interests.

(2)	Rate and Fees.

Our Advisor seeks to acquire Mortgage Investments that will provide us with a satisfactory net yield. Net yield is determined by the yield realized after payment of note servicing fees, if any, and administrative costs (estimated to be 1% of our average invested assets). Rates will be either adjustable or fixed. No loans will be purchased at a premium above the outstanding principal balance. Our investment policy allows for acquisition of loans at various rates. Fees charged for Credit Enhancements will be determined by the degree of risk as determined and recommended by our Advisor. Credit Enhancements are expected to range between 0.5% and 3% per annum.

(3)	Term and Amortization.

·	There is no minimum term for the loans we acquire.

·	Land development loans, finished lot loans and model home loans will generally have terms from 24 to 48 months.

·	Interim loans will generally have terms of 12 months or less.

·	Construction loans will generally have terms of 9 to 12 months.

·	Generally, land development loans, finished lot loans, model home loans and interim loans do not amortize. They are interest only loans with the principal paid in full when the loans mature.

·	Credit Enhancements will range from 12 to 48 months.

(4)	LTV, Investment-to-Value Ratio (“ITV”), Combined LTV Ratio (“CLTV”).

·
Land development loans and finished lot loans: except as set forth below, loans purchased may not exceed an 85% ITV. Except as set forth below, land development loans and finished lot loans will not exceed 85% of the value of the collateral securing the indebtedness (the LTV of the loan). The purchase of, or investment in, subordinate liens secured loans or partnership interests securing loans will not exceed a CLTV of 85%, (subject to the exceptions listed below). CLTV will mean the sum of all indebtedness senior to us plus the sum of our investment or loan.

·
Model home loans: LTV may not exceed 93% each loan. They will be a part of a pool of model home collateral, all of which will be cross-collateralized. All expenses associated with the model home are borne by the home builder.

·	Interim loans: loans will not exceed a 70% LTV without approval by our Board of Trustees.

The aggregate debt on any loan in our portfolio, other than cited above, will not exceed an amount equal to 85% of the appraised value of the property unless substantial justification exists. Such justification may include: 1) a pledge of partnership equity interest, 2) cross-collateralization by the pledge of other properties from the same borrower, 3) assignment of rents, royalties or other cash flow, and other sound security, including consideration of the net worth of the borrower or guarantor, 4) the credit rating of the borrower or guarantor, and/or historical financial performance of the borrower or guarantor.

(5)	Seasoning.

·	None of the types of loans we currently purchase, or intend to purchase, are subject to seasoning requirements.

(6)	Borrower, Loan and Property Information.

·
Land development loans, finished lot loans, model homes loans and Credit Enhancements: borrower, loan and property information will be in accordance with guidelines set forth by the originating entities, UDF and UMTH Land Development, L. P. (“UMTH LD”), a subsidiary of UMTH, including economic feasibility studies, engineering due diligence reports, exit strategy analysis, and construction oversight requirements. Our Advisor will periodically monitor compliance and changes to underwriting guidelines.

·
Interim loans: borrower, loan and property information will be in accordance with the guidelines established by the originating company, UMTH Lending Company, L.P. (“UMTHLC”), a subsidiary of UMTH. Our Advisor will periodically monitor compliance and changes to underwriting guidelines.

(7)	Appraisals.

·
Land development loans, finished lot loans and model home loans: appraisal must demonstrate that the LTV or ITV is in compliance with the above referenced LTV, ITV and CLTV standards. Loans exceeding LTV, ITV and CLTV guidelines must note the criteria on which the exception was based.

·	Interim loans: appraisal must demonstrate that the LTV or ITV of not more than 70% (subject to the exceptions set forth in 4 above).

·	The appraisals must be performed by appraisers approved by our Advisor.

(8)	Credit.

·
Interim loans: minimum credit scores and corresponding down payment requirements will be in accordance with the guidelines set by the originating company. Our Advisor will periodically monitor compliance and changes to underwriting guidelines.

·
Land development loans, finished lot loans, model home loans and Credit Enhancements: extensions of credit to borrowers will be determined in accordance with net worth and down payment requirements prescribed by the originating companies. Our Advisor will periodically monitor compliance and changes to underwriting guidelines.

(9)	Hazard Insurance.

·
Loans that are secured by a residence must have an effective, prepaid hazard insurance policy with a mortgagee's endorsement for our benefit in an amount not less than the outstanding principal balance on the loan. We reserve the right to review the credit rating of the insurance issuer and, if deemed unsatisfactory, request replacement of the policy by an acceptable issuer.

(10)	Geographical Boundaries.

·	We may purchase Mortgage Investments and provide Credit Enhancements for real estate projects in any of the 48 contiguous United States.

(11)	Mortgagees' Title Insurance.

·	Each Mortgage Investment purchased must have a valid mortgagees' title insurance policy insuring our lien position in an amount not less than the outstanding principal balance of the loan.

(12)	Guarantees, Recourse Agreements, and Mortgage Insurance.

·	Interim loans purchased will contain personal guarantees of the borrower or principal of the borrower.

·	Interim loans will afford full recourse to the originating company.

·
Land development loans, finished lot loans, model home loans and Credit Enhancements will have guarantees and collateral arrangements as determined by the originating companies. Our Advisor will review guarantees and recourse obligations.

(13)	Pricing.

·	Mortgage Investments will be purchased at no minimum percentage of the principal balance, but in no event in excess of the outstanding principal balance.

·
Yields on our loan portfolio and fees charged for Credit Enhancements will vary with perceived risk, interest rate, credit, LTV ratios, down payments, guarantees or recourse agreements among other factors. Our objectives will be accomplished through purchase of high rate loans, reinvestment of principal payments and other short-term investment of cash reserves and, if utilized, leverage of capital to purchase additional Mortgages Investments.

The principal amounts of Mortgage Investments, and the number in which we invest, will be affected by market availability and amount of capital available to us from proceeds of our Dividend Reinvestment Plan (“DRP”), retained earnings, repayment of our loans and borrowings. There is no way to predict the future composition of our portfolio since it will depend in part on the loans available at the time of investment.

TEMPORARY INVESTMENTS

We intend to use proceeds from our DRP, retained earnings, proceeds from the repayment of our loans and bank borrowings to acquire Mortgage Investments. There can be no assurance as to when we will be able to invest the full amount of capital available to us in Mortgage Investments, although we will use our best efforts to invest or commit for investment of all capital within 60 days of receipt. We will temporarily invest any excess cash balances not immediately invested in Mortgage Investments or for the other purposes described above, in certain short-term investments appropriate for a trust account or investments which yield "qualified temporary investment income" within the meaning of Section 856(c)(6)(D) of the Code or other investments which invest directly or indirectly in any of the foregoing (such as repurchase agreements collateralized by any of the foregoing types of securities) and/or such investments necessary for us to maintain our REIT qualification or in short-term highly liquid investments such as in investments with banks having assets of at least $50,000,000, savings accounts, bank money market accounts, certificates of deposit, bankers' acceptances or commercial paper rated A-1 or better by Moody's Investors Service, Inc., or securities issued, insured or guaranteed by the United States government or government agencies, or in money market funds having assets in excess of $50,000,000 which invest directly or indirectly in any of the foregoing.

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

We may borrow funds to make distributions to our shareholders or to acquire additional Mortgage Investments. Our ability to borrow funds is subject to certain limitations set forth in our Declaration of Trust. Specifically, we may not incur indebtedness in excess of 50% of our net asset value.

Other than in connection with the purchase of Mortgage Investments or issuance of Credit Enhancements, that may be deemed to be a loan from us to the borrower, we do not intend to loan funds to any person or entity. Our ability to lend funds to a trustee, the Advisor or affiliate thereof is subject to certain restrictions in our Declaration of Trust.

We will not sell property to our Advisor, a trustee or affiliate thereof at terms less favorable than could be obtained from an unaffiliated party.

Although we do not intend to invest in real property, to the extent we do, a majority of the trustees will determine the consideration paid for such real property, based on the fair market value of the property. If a majority of the independent trustees so determine, or if the real property is acquired from our Advisor, as trustee or affiliate thereof, a qualified independent real estate appraiser will determine such fair market value selected by the independent trustees.

We will use our best efforts to conduct our operations so as not to be required to register as an investment company under the Investment Company Act of 1940 and so as not to be deemed a "dealer" in mortgages for federal income tax purposes. See "Federal Income Tax Considerations.”

We will not engage in any transaction that would result in the receipt by the Advisor or its affiliates of any undisclosed "rebate" or "give-up" or in any reciprocal business arrangement that results in the circumvention of the restrictions upon dealings between us and the Advisor and its affiliates contained in the Declaration of Trust and in applicable state securities laws and regulations.

The Advisor and its affiliates, including companies, other partnerships and entities controlled or managed by such Affiliates, may engage in transactions described in our prospectus, including acting as Advisor, receiving distributions and compensation from us and others, the purchasing, warehousing, servicing and reselling of mortgage notes, property and investments and engaging in other businesses or ventures that may be in competition with us.

CHANGES IN INVESTMENT OBJECTIVES AND POLICIES

The investment restrictions contained in the Declaration of Trust may only be changed by amending the Declaration of Trust with the approval of the shareholders. However, subject to those investment restrictions, the methods for implementing our investment policies may vary as new investment techniques are developed. The Board of Trustees will periodically, no less than annually restate our investment objectives and publish same in a public filing and direct mail communication to our shareholders.

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

EMPLOYEES

We have no employees however, our Advisor is staffed with employees who possess expertise in all areas required to fulfill its obligation as manager of our day-to-day management. Our President is a limited partner of UMTH. UMTH owns 99.9% of UMTHGS, our Advisor.

ITEM 1A. RISK FACTORS.

The following are certain risk factors that could affect our business, financial condition, operating results and cash flows. These risk factors should be considered in connection with the forward-looking statements contained in this Annual Report on Form 10-K because these risk factors could cause our actual results to differ materially from those expressed in any forward-looking statement. The risks highlighted below are not the only ones we face. If any of these events actually occur, our business, financial condition, operating results or cash flows could be negatively affected. We caution readers to keep these risk factors in mind and to refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of this report.

Our dividend can fluctuate because it is based on earnings.

The dividend rate is fixed quarterly by our trustees, based on earnings projections. As such, the dividend rate may fluctuate up or down. Earnings are affected by various factors including use of leverage, cash on hand, current yield on investments, loan losses, general and administrative operating expenses and amount of non-income producing assets. We distributed in excess of earnings between 1999 and 2005. The amount of the excess constituted a return of capital.

Our investments are subject to a higher risk of default than conventional mortgage loans.

Most of our Mortgage Investments are not insured or guaranteed by a federally owned or guaranteed mortgage agency. Also, most of our loans involve, directly or indirectly, borrowers who do not satisfy all of the income ratios, credit record criteria, loan-to-value ratios, employment histories and liquidity requirements of conventional mortgage financing. Accordingly, the risk of default by the borrower in those "non-conforming loans" is higher than the risk of default in loans made to persons who qualify for conventional mortgage financing. The default rate recently reported for sub-prime consumer loans for the last quarter of 2006 was approximately 14%. The three year average default rate for our residential mortgages and contracts for deed was 11.77% and for our interim loans was 2.49%.

Our loans to UDF are junior to other lenders.

Our loans to UDF are secured by UDF’s interest in mortgages and equity participations that it has obtained to secure its loans to real estate developers. Some of those mortgages are junior mortgages. Accordingly, we face the risk of loss due to defaults by the real estate developers and the potential inability to recover the outstanding loan balance on foreclosure of collateral securing our loans because our rights to this collateral will be junior to the rights of senior lenders.

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

We rely on our Advisor and its affiliates, including our President, who is a partner of the parent of our Advisor, for management of our operations. Because our Advisor and its affiliates engage in other business activities, conflicts of interest may arise in operating more than one entity with respect to allocating time between those entities.

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

A large percentage of the properties securing our mortgage investments are located in Texas, with approximately 40% in the Dallas/Fort Worth area. As a result, we have a greater susceptibility to the effects of an economic downturn in that area or from slowdowns in certain business segments that represent a significant part of that area’s overall economic activity such as energy, financial services and tourism.

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

We face risks from borrowed money.

We are allowed to borrow and aggregate amount not to exceed 50% of our net assets to acquire mortgage investments. An effect of leveraging is to increase the risk of loss. The higher the rate of interest on the financing, the more difficult it would be for us to meet our obligations and the greater the chance of default. These borrowings may be secured by liens on our mortgage investments. Accordingly, we could lose our mortgage investments if we default on the indebtedness.

We rely on appraisals that may not be accurate or may be affected by subsequent events.

Because our investment decisions are based in major part upon the value of the real estate underlying our mortgage investments and less upon the creditworthiness of the borrowers, we rely primarily on the real property securing the mortgage investments to protect our investment. We rely on appraisals and on Broker Price Opinions ("BPO's"), both of which are paid for and most of which are provided by note sellers, to determine the fair market value of real property used to secure the mortgage investments we purchase. BPO’s are determinations of the value of a property based on a study of the comparable values of similar properties prepared by a licensed real estate broker. We cannot be sure that those appraisals or BPO's are accurate. Moreover, since an appraisal or BPO is given with respect to the value of real property at a given point in time, subsequent events could adversely affect the value of real property used to secure a loan. Such subsequent events may include changes in general or local economic conditions, neighborhood values, interest rates and new construction. Moreover, subsequent changes in applicable governmental laws and regulations may have the effect of severely limiting the permitted uses of the property, thereby drastically reducing its value. Accordingly, if an appraisal is not accurate or subsequent events adversely affect the value of the property, the mortgage investment would not be as secure as anticipated, and, in the event of foreclosure, we may not be able to recover our entire investment.

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

We are organized and conduct our operations in a manner that we believe enables us to be taxed as a REIT under the Internal Revenue Code (the "Code"). To qualify as a REIT and avoid the imposition of federal income tax on any income we distribute to our shareholders, we must continually satisfy two income tests, two asset tests and one distribution test.

If, in any taxable year, we fail to distribute at least 90% of our taxable income, we will be taxed as a corporation and distributions to our shareholders will not be deductible in computing our taxable income for federal income tax purposes. Because of the possible receipt of income without corresponding cash receipts due to timing differences that may arise between the realization of taxable income and net cash flow (e.g. by reason of the original issue discount rules) or our payment of amounts that do not give rise to a current deduction (such as principal payments on indebtedness), it is possible that we may not have sufficient cash or liquid assets at a particular time to distribute 90% of our taxable income. In that event, we could declare a consent dividend or we could be required to borrow funds or liquidate a portion of our investments in order to pay our expenses, make the required distributions to shareholders, or satisfy our tax liabilities, including the possible imposition of a four percent excise tax. We may not have access to funds to the extent, and at the time, required to make such payments.

If we were taxed as a corporation, our payment of tax will substantially reduce the funds available for distribution to shareholders or for reinvestment and, to the extent that distributions had been made in anticipation of our qualification as a REIT, we might be required to borrow additional funds or to liquidate certain of our investments in order to pay the applicable tax. Moreover, should our election to be taxed as a REIT terminate or be voluntarily revoked, we may not be able to elect to be treated as a REIT for the following four-year period.

We did not have an audit committee in 2006.

During 2006 our Board of Directors did not appoint an audit committee. Typically, an audit committee is responsible for reviewing and discussing with management a company's financial controls and accounting, audit and reporting activities. A typical audit committee will also review the qualifications of the Company's independent registered public accounting firm, select the independent registered public accounting firm and recommend the ratification of the accounting firm to the board, review the scope, fees and results of any audit and review the non-audit services provided by the accounting firm. An audit committee will also be responsible for approving any transactions between the Company and its directors, officers, or significant shareholders. Failing to have a properly constituted audit committee could expose the Company to a greater risk of error or fraud in the compilation, analysis and reporting of the Company's financial results. In addition, the failure to have an audit committee will prevent the Company from listing its securities on a stock exchange or stock quotation service.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We do not maintain any physical properties.

ITEM 3. LEGAL PROCEEDINGS.

We are unaware of any threatened or pending legal action or litigation that individually or in the aggregate could have a material effect on us.

ITEM 4. SUBMISSION OF MATTERS TO THE VOTE OF SECURITY HOLDERS.

On October 16, 2006, we held our annual meeting of shareholders. At the meeting, Michele Cadwell, Douglas Evans and Christine “Cricket” Griffin were elected as trustees to serve until the next annual meeting of shareholders. The vote for election of the trustees was 52.02% for, 0.25% against, 1.56% abstained and 46.17% did not cast a ballot. The shareholders also ratified the Board of Trustees’ selection of Whitley Penn LLP as the Company’s independent registered public accounting firm by a vote of 51.72% for, 0.34% against, 1.65% abstained and 46.29% did not cast a ballot.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is currently no established public trading market for our shares. As an alternative means of providing limited liquidity for our shareholders, we maintain a Share Redemption Plan, (“SRP”). Under our plan, shareholders who have held the shares for at least one year are eligible to request that we repurchase their shares. In any consecutive 12 month period we may not repurchase more than 5% of the outstanding shares at the beginning of the 12 month period. The repurchase price is based on the value of our properties or a fixed pricing schedule, as determined by the trustees' business judgment based on our book value, operations to date and general market and economic conditions and may not, in any event, exceed any current public offering price. We have also purchased a limited number of shares outside of our SRP from shareholders with special hardship considerations.

Share repurchases have been at prices of $16.34 to $20.00 through our SRP. Shares repurchased for less than $20 per share were 1) shares held by shareholders for less than 12 months or 2) shares purchased outside of our Share Repurchase Program.

The repurchase price of $20 was determined by our Board of Trustees based on their business judgment regarding the value of the shares with reference to our book value, our operations to date and general market and economic conditions.

The following table summarizes the share repurchases made by us in 2006:
Month	Total number of shares repurchased	Average Purchase Price	Total number of shares purchased as part of a publicly announced plan	Total number of shares purchased outside of plan
January	13,858	$18.00	-	13,858
February	1,778	$18.00	-	1,778
March	4,732	$18.00	-	4,732
April	3,480	$18.00	-	3,480
May	8,079	$18.00	-	8,079
June	125,429	$20.00	125,429	-
July	22,217	$20.00	22,217	-
August	20,612	$20.00	20,612	-
September	8,428	$16.34	-	8,428
October	20,433	$18.02	11,005	9,428
November	25,585	$19.03	20,093	5,492
December	14,430	$18.72	10,406	4,024
Totals	269,061	$19.34	209,762	59,299

On December 31, 2006, we had 6,917,443 shares outstanding compared to 7,055,119 and 7,040,743 shares outstanding at December 31, 2005 and 2004, respectively. The decrease in shares is the net between fewer DRP shares issued and more SRP shares repurchased. The shares were held by 2,760, 2,771 and 2,858 beneficial owners in 2006, 2005 and 2004, respectively. No single shareholder owned 5% or more of our outstanding shares.

Under our current distribution policy, we intend to retain up to 10% of our earnings to build share value, Retained Earnings”), and distribute to shareholders at least 90% of our taxable income each year (which does not ordinarily equal net income as calculated in accordance with accounting principles generally accepted in the United States) so as to comply with the REIT provisions of the Code. To the extent we have available funds, we declare regular monthly dividends (unless the trustees determine that monthly dividends are not feasible, in which case dividends would be paid quarterly). Any taxable income remaining after the distribution of the final regular monthly dividend each year, excluding our Retained Earnings, is distributed together with the first regular monthly dividend payment of the following taxable year or in a special dividend distributed prior thereto. The dividend policy is subject to revision at the discretion of the Board of Trustees. All distributions are made by us at the discretion of the Board of Trustees and depend on our taxable earnings, our Retained Earnings, our financial condition, maintenance of our REIT status and such other factors as the Board of Trustees deems relevant.

Distributions to shareholders are generally subject to taxation as ordinary income, although a portion of those distributions may be designated by us as capital gain or may constitute a tax-free return of capital. Although we do not intend to declare dividends that would result in a return of capital, we did so from 1997 through 2005. Any distribution to shareholders of income or capital assets from us is accompanied by a written statement disclosing the source of the funds distributed. If, at the time of distribution, this information is not available, a written explanation of the relevant circumstances accompanies the distribution and the written statement disclosing the source of the funds is distributed to the shareholders not later than 60 days after the close of the fiscal year in which the distribution was made. In addition, we annually furnish to each of our shareholders a statement setting forth distributions during the preceding year and their characterization as ordinary income, capital gains, or return of capital.

We began making distributions to our shareholders on September 29, 1997. Monthly distributions have continued each month thereafter. At year-end 2006 we had paid 112 consecutive monthly dividends. Distributions for the years ended December 31, 2006, 2005 and 2004 were made at a rate of 7.0% ($1.40), 7.5% ($1.50) and 8.6% ($1.72), respectively. The dividend portion of the distribution was 7.0% ($1.40), 6.6% ($1.32) and 6.7% ($1.34), per weighted share for 2006, 2005 and 2004, respectively. The portion of these distributions that did not represent a dividend represented a return of capital.

ITEM 6. SELECTED FINANCIAL DATA

We present below selected financial information. We encourage you to read the financial statements and the notes accompanying the financial statements in this Annual Report. This information is not intended to be a replacement for the financial statements.
	Years ended December 31,
	2006	2005	2004	2003	2002
OPERATING DATA
Interest income from affiliate investments	$13,180,260	$11,242,004	$9,140,931	$6,252,884	$4,519,899
Interest income	4,030,871	3,771,731	4,748,517	5,823,457	3,757,843
Total revenues	17,211,131	15,013,735	13,889,448	12,076,341	8,277,742
Total expenses	7,102,911	5,767,501	4,423,440	3,487,222	901,843
Net income	10,108,220	9,246,234	9,466,008	8,589,119	7,375,899
Net income per share	$1.45	$1.32	$1.34	$1.47	$1.81
Weighted average shares outstanding	6,993,980	7,026,311	7,051,313	5,859,639	4,083,488

	December 31,
	2006	2005	2004	2003	2002
BALANCE SHEET DATA
Cash	$3,661,724	$5,548,421	$1,331,798	$4,199,455	$646,570
Residential mortgages and contracts for deed	-	-	-	29,780,352	35,299,701
Investment in trusts receivable	5,473,508	5,815,712	17,749,231	-	-
Foreclosed residential mortgage and contracts for deed	359,517	874,602	867,591	3,346,004	3,676,070
Interim mortgages, affiliates	64,883,388	48,411,728	45,561,688	45,924,354	35,652,876
Interim mortgages	17,825,519	24,543,944	28,185,848	25,622,838	13,483,445
Foreclosed interim mortgages	776,643	1,805,340	2,025,830	1,263,350	-
Allowance for loan losses	(1,011,975)	(698,712)	(921,500)	(350,000)	-
Line-of-credit receivable, affiliate	33,056,189	30,317,037	28,721,639	6,093,493	-
Recourse obligations, affiliates	11,975,234	9,264,233	-	-	-
Other assets	4,713,499	4,021,986	5,676,136	4,445,972	2,333,229
Total assets	141,713,246	129,904,291	129,198,261	120,325,818	91,091,891

Bank loan	27,976,642	13,808,080	12,030,000	-	6,245,000
Other liabilities	810,718	936,583	1,012,944	1,835,145	1,357,303
Total liabilities	28,787,360	14,744,663	13,042,944	1,835,145	7,602,303

Total temporary equity	-	-	-	-	21,566,181
Total shareholders' equity	112,925,886	115,159,628	116,155,317	118,490,673	61,923,407
Total liabilities and shareholders' equity	$141,713,246	$129,904,291	$129,198,261	$120,325,818	$91,091,891

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE COMPANY

The following section contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act and should be read in conjunction with our Financial Statements and related notes appearing in this Form 10-K. Such forward-looking statements may be identified by the words “anticipate,” “believe,” “estimate,” “expect” or “intend” and similar expressions. Forward looking statements are likely to address such matters as our business strategy, future operating results, future sources of funding for mortgage loans brokered by us, future economic conditions and litigation against us, each of which are discussed herein under the caption “Factors that may Affect Future Results.”

GENERAL

We invest exclusively in: (i) first lien secured mortgage loans with initial terms of 12 months or less for the acquisition and renovation of single family homes, which we refer to as “interim loans”; (ii) first lien secured construction loans for the acquisition of lots and construction of single-family homes, which we refer to as “construction loans”; (iii) lines of credit and secured loans for the acquisition and development of single-family home lots, referred to as “land development loans”; (iv) lines of credit and loans secured by developed single-family lots, referred to as “finished lot loans”; (v) lines of credit and loans secured by completed model homes, referred to as “model home loans”; and, formerly we invested in (vi) first lien, fixed rate mortgages secured by single-family residential property, which we refer to as “residential mortgages”. Additionally, we our portfolio includes loans to affiliates of our Advisor, which we refer to as “recourse loans.”

The typical terms for residential mortgages, contracts for deed and interim loans (collectively referred to as “mortgage investments”) are 360 months, 360 months and 12 months, respectively. The UDF line of credit has a five year term. Finished lot loans and builder model home loans are expected to have terms of 12 to 48 months. The risks to us and the recourse that we have in the event of a default are essentially the same for all three types of security instruments relied upon. The majority of interim loans are covered by recourse agreements that obligate either a third party with respect to the performance of a purchased loan, or obligate a borrower that has made a corresponding loan to another party (the "underlying borrower"), to repay the loan if the underlying borrower defaults. Our loans to UDF are secured by the pledge of all of UDF’s land development loans and equity participations, and are subordinated to its bank lines of credit. In addition, as an enhancement, in October 2006, UDF III, a newly formed public limited partnership that is affiliated with UDF and with our Advisor, entered into a limited guaranty effective as of September 1, 2006, for our benefit (the “UDF III Guarantee”). Pursuant to the UDF III Guarantee, UDF III guaranteed the repayment of an amount up to $30 million with respect to that certain Second Amended and Restated Secured Line of Credit Promissory Note between United Mortgage Trust and UDF.

We seek to produce net interest income from our mortgage investments while maintaining strict cost controls in order to generate net income for monthly distribution to our shareholders. We intend to continue to operate in a manner that will permit us to qualify as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. As a result of that REIT status, we are permitted to deduct dividend distributions to shareholders, thereby effectively eliminating the "double taxation" that generally results when a corporation earns income (upon which the corporation is taxed) and distributes that income to shareholders in the form of dividends (upon which the shareholders are taxed).

At the end of 2006, our mortgage portfolio totaled approximately $121,239,000. Approximately 31% of our income producing assets were interim loans secured by conventionally built homes, approximately 24% were land development loans, approximately 17% were interim loans secured by modular and manufactured housing, approximately 12% were invested in the new construction interim loans, approximately 4% were invested in residential mortgages and contracts for deed, owned outright and as part of the Bayview Securitization discussed below.

We no longer purchase interim loans that are secured by modular and manufactured homes or residential mortgages or contracts for deed, and we are phasing out of investing in construction loans. We plan to continue to invest in land development loans, finished lot loans, model home loans and interim loans secured by conventionally built houses because, 1) land development loans and finished lot loans have provided us with suitable collateral positions, well capitalized borrowers and attractive yields; 2) interim loans have provided us with suitable collateral positions, full recourse from our borrowers and attractive yields; and, 3) model home loans are expected to provide us with suitable collateral positions, well capitalized borrowers and attractive yields. In addition, blended yields for land development loans and interim loans have produced higher returns than those of residential mortgages and contracts for deed. Model home loans are expected to produce higher yields commensurate with land development loans, finished lot loans and interim loans. As we phase out of interim loans secured by modular and manufactured homes and construction loans, we will increase the percentage of our portfolio invested in land development loans, finished lot loans, interim loans secured by conventionally built homes and model home loans, until market conditions indicate the need for an adjustment of the portfolio mix.

The following table sets forth certain information about our mortgage investments purchased during the periods set forth below.

	Years Ended December 31,
	2006	2005	2004
Interim Mortgages
Interims funded with affiliates	$69,812,000	$47,442,000	$43,442,000
Interims funded with others	$18,596,000	$33,760,000	$34,007,000

Number of loans funded with affiliates	1,055	746	558
Number of loans funded with others	137	277	367
Total number funded	1,192	1,023	925

Affiliate interims paid off	$48,003,000	$42,915,000	$43,700,000
Other interims paid off	$26,303,000	$31,773,000	$30,332,000

Number of affiliated interims paid off	909	613	649
Number of other interims paid off	206	346	467
Total number paid off	1,115	959	1,116

Average interim mortgage loan funded during year	$75,000	$75,000	$84,000
Remaining term in months: less than	12 months	12 months	12 months
Yield on investments	13.63%	12.98%	12.79%
Investment-to-value ratio	56.08%	52.19%	68.44%

Line of Credit, Affiliate
Draws funded	$16,562,000	$20,483,000	$48,856,000
Paid down	$13,823,000	$18,888,000	$26,228,000
Term remaining	3 years	4 years	5 years
Yield on investments	14.00%	13.91%	13.46%

Residential Mortgages and Contracts for Deed
UPB of new loans acquired	$1,721,000	$517,000	$597,000
Number purchased from other sources	--	13	11
Number reclassified/refinanced/carried back when selling REO (1)	43	--	--
Aggregate principal balance	$1,721,000	$517,000	$597,000
Average principal balance	$40,000	$40,000	$54,000
Remaining term in months	359	245	311
Current yield	12.76%	11.70%	11.61%
Investment-to-value	74.74%	86.36%	85.51%

(1) The 43 loans cited above were a result of reclassification of interim mortgages, refinancing of CFD or a note carried back from the sale of REO. In the case of interim mortgages, we took direct assignment of three notes and one CFD that were in place on the underlying collateral of four interim mortgages. Two CFDs were refinanced and are now notes and deeds of trust. The balance of the activity represents secured 2nd liens notes secured by properties that were security for construction loans. We encouraged one of our unaffiliated borrowers to refinance their maturing construction loans. In doing so, we agreed to subordinate our 1st lien to other institutions. In addition, we required that our borrower execute a 2nd lien note on the portion of our 1st lien that the other institution did not finance. Under the terms of the 2nd lien notes we require both principal and interest payment monthly.

MERGER AGREEMENT

On June 13, 2006, the Board of Trustees voted to take no action to prevent the Agreement and Plan of Merger dated September 1, 2005 ("Merger Agreement") between the Company and UMTH pursuant to which the Company would have merged with and into UMTH ("Merger") from terminating for failure to satisfy the condition that the Merger would terminate if the Merger was not consummated by June 30, 2006. On June 13, 2006, the Company received a letter from UMTH in which UMTH also expressed the view that the Merger would terminate on June 30, 2006. On June 30, 2006 the merger terminated and as a result the Company wrote-off approximately

$1,040,000 in capitalized merger costs as reflected in the statements of income. The Company believes that it will not incur any termination penalties as a result of the termination of the merger.

RECOURSE OBLIGATIONS

Prior to July 1, 2003, we made recourse loans to (1) Capital Reserve Group, Inc. (“CRG”), which is owned by Todd Etter and William Lowe, (2) Ready America Funding Corp. (“RAFC”), which is owned by South Central Mortgage Inc. (“SCMI”), which is owned by Todd Etter and by Eastern Intercorp, Inc., a company owned by Craig Pettit, and (3) SCMI, (we refer to these three companies as the "originating companies"), each of which has used the funds to originate underlying loans that are pledged to us as security for such originating company's obligations to us under the recourse loans to affiliates. When principal and interest on an underlying loan are due in full, at maturity or otherwise, the corresponding obligation owed by the originating company to us under the affiliate loan is also due in full.

In addition, some of the originating companies have sold loans to us, which we refer to as the "purchased loans," and have entered into recourse agreements under which the originating company agreed to reimburse us for certain losses that we incur with respect to those purchased loans.

Before year end 2005, our arrangement was if the originating company foreclosed on property securing an underlying loan, or if we foreclosed on property securing a purchased loan, and the proceeds from the sale were insufficient to pay the loan in full, the originating company had the option of (1) repaying the outstanding balance owed to us associated with the underlying loan or purchased loan, as the case may be, or (2) delivering to us an unsecured deficiency note in the amount of the deficiency.

The owners of the originating companies are among the founders of UMT Holdings. Since July 1, 2003 they have originated interim mortgage loans through UMT Holdings, rather than through the originating companies. As a result, the originating companies do not intend to borrow additional funds from or to sell additional loans to us.

On March 30, 2006, but effective December 31, 2005, each originating company agreed to give us secured promissory notes to consolidate (1) all outstanding amounts owed by such originating company to us under the loans made to such originating company and the deficiency notes described above and (2) the estimated maximum future liability to us under the recourse arrangements described above. Each originating company issued to us a secured variable amount promissory note dated December 31, 2005 (we refer to each of those notes as a “Secured Note”) in the initial principal amounts shown below. The initial amounts represent all principal and accrued interest owed as of such date. The initial principal amounts are subject to possible increases up to the maximum amounts shown below, if losses are incurred upon the foreclosure of purchased loans covered by recourse arrangements. The Secured Notes (including related guaranties discussed below) are secured by an assignment of the distributions on Class C units, Class D units and Class EIA units of limited partnership interest of UMTH held by the originating companies as detailed in the following table and the paragraphs following the table.

Name	Initial principal amount	Balance at December 31, 2006	Maximum principal amount	Units pledged as security	Units remaining at December 31, 2006
CRG	$2,725,442	$3,456,891	$3,372,904	4,984 Class C	4,573 Class C
RAFC	$3,243,369	$5,091,463	$5,274,436	6,739 Class C and all EIA	5,838 Class C and all EIA
SCMI	$3,295,422	$3,426,879	$3,448,643	4,000 Class C	3,597 Class C

The CRG balance at December 31, 2006 exceeded the maximum principal balance by approximately $84,000. The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the UPB that we originally anticipated and out paced the minimum principal reductions scheduled for the loans. We are analyzing whether this will occur with either RAFC or SCMI. We will ask UMTH to accelerate principal reductions if necessary or we may increase amend the Secured Notes to accommodate the rapid liquidation of properties.

The Secured Notes bear interest at a rate of 10% per annum. The CRG and RAFC Secured Notes amortize over 15 years. The SCMI Secured Note amortizes over approximately 22 years, the average initial amortization of the original loans reclassified as deficiency notes. The Secured Notes require quarterly payments equal to the greater of (1) principal and interest amortized over 180 months and 264 months, respectively, or 2) the amount of any distributions paid to the originating company with respect to the pledged Class C and EIA units.

The Secured Notes have also been guaranteed by the following entities under the arrangements described below, all of which are dated effective December 31, 2005:

•	UMT Holdings. This guaranty is of all amounts due under all of the Secured Notes and is unsecured.
•
WLL, Ltd., an affiliate of CRG. This guaranty is of all amounts due under Secured Note from CRG, is non-recourse and is secured by an assignment of 2,492 Class C Units and 732 Class D units of limited partnership interest of UMT Holdings held by WLL, Ltd.

•
RMC. This guaranty is non-recourse, is limited to 50% of all amounts due under the Secured Note from RAFC and is secured by an assignment of 3,870 Class C units of limited partnership interest of UMT Holdings.

In addition, WLL, Ltd. has obligations to UMT Holdings under an indemnification agreement between UMT Holdings, WLL, Ltd. and William Lowe, under which UMT Holdings is indemnified for certain losses on loans and advances made by UMT Holdings to William Lowe. That indemnification agreement allows UMT Holdings to offset any amounts subject to indemnification against distributions made to WLL, Ltd. with respect to the Class C and Class D units of limited partnership interest held by WLL, Ltd. Because WLL, Ltd. has pledged these Class C and Class D units to us to secure its guaranty of CRG’s obligations under its Secured Note, we and UMT Holdings entered into an Intercreditor and Subordination Agreement dated as of December 31, 2005 under which UMT Holdings has agreed to subordinate its rights to offset amounts owed to it by WLL, Ltd. to our lien on such units.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

Residential Mortgages and Contracts for Deed.

As of December 31, 2006, our mortgage portfolio consisted of 362 residential mortgages (including loans in a securitization), four contracts for deed, one rental property, 34 vacant properties and 1,090 interim loans. The portfolio had an unpaid principal balance (“UPB”) of approximately $88,307,000. The average loan in the portfolio had a current annual yield of 13.57%, an investment-to-value ratio of 59.43%, an average UPB of $59,000, and a remaining term of 245 months for residential mortgages and contracts for deed. Interim loans have terms of 12 months or less, depending on the collateral securing the interim mortgage and the borrower. The more extensive the rehabilitation work on the property or the construction requirements, the longer the term of the loan. The average construction loan has a term of nine months; the average rehabilitation loan has a term of six months.

As of December 31, 2005, our mortgage portfolio consisted of 417 residential mortgages, six contracts for deed (including loans in a securitization), two rental properties, 33 vacant properties and 1,013 interim loans. The portfolio had an unpaid principal balance (“UPB”) of approximately $80,753,000. The average loan in the portfolio had a current annual yield of 12.98%, an investment-to-value ratio of 67.98%, an average UPB of $55,000, and a remaining term of 321 months for residential mortgages and contracts for deed. Interim loans have terms of 12 months or less, depending on the collateral securing the interim mortgage and the borrower. The more extensive the rehabilitation work on the property or the construction requirements, the longer the term of the loan. The average construction loan has a term of nine months; the average rehabilitation loan has a term of six months.

As of December 31, 2004, our mortgage portfolio consisted of 523 residential mortgages, seven contracts for deed (including loans in a securitization), 3 rental properties, 24 vacant properties and 945 interim loans. The portfolio had an unpaid principal balance (“UPB”) of approximately $94,390,000. The average loan in the portfolio had a current annual yield of 12.79%, an investment-to-value ratio of 71.17%, an average UPB of $63,000, and a term remaining of 333 months for residential mortgages and contracts for deed.

MORTGAGE PORTFOLIO TABLE

	December 31,
	2006	2005	2004
Residential mortgages owned outright (1)	53	30	304
Contracts for deed owned outright	4	6	7
Rental properties	1	2	3
Loans remaining in first securitization (2)	169	201	219
Loans remaining in second securitization (2)	140	186	-
Vacant properties	34	33	24
Interim mortgages	1,090	1,013	945
Unpaid principal balance	$88,307,000	$80,753,000	$94,390,000
Annual yield	13.57%	12.98%	12.79%
Investment-to-value ratio	59.43%	67.98%	71.17%
Average Loan UPB	$59,000	$55,000	$63,000

(1) The number of loans owned outright increased during 2006 primarily as a result of reclassifying certain REO and interim loans that were refinanced by us.
(2) The 2006 decrease is from REO selling and loans prepaying.

Line of Credit, Affiliate - Land Development Loans.

On June 20, 2006, we entered into a Second Amended and Restated Secured Line of Credit Promissory Note (the "Amendment") with UDF, a Nevada limited partnership that is affiliated with our Advisor, UMTHGS. The Amendment increases to $45 million an existing revolving line of credit facility ("Loan"). The Loan matures on December 31, 2009. The purpose of the Loan is to finance UDF's loans to, and investments in, real estate development projects.

The Loan is secured by the pledge of all of UDF's land development loans and equity investments and is subordinated to certain UDF bank loans and line of credit. Those UDF loans may be first lien loans or subordinate loans.

The Loan interest rate is the lower of 15% or the highest rate allowed by law, further adjusted with the addition of a credit enhancement to a minimum of 14%.

UDF may use the Loan proceeds to finance indebtedness associated with the acquisition of any assets to seek income that qualifies under the Real Estate Investment Trust provisions of the Internal Revenue Code to the extent such indebtedness, including indebtedness financed by funds advanced under the Loan and indebtedness financed by funds advanced from any other source, including Senior Debt, is no more than 85% of 80% (68%) of the appraised value of all subordinate loans and equity interests for land development and/or land acquisition owned by UDF and 75% for first lien secured loans for land development and/or acquisitions owned by UDF. In addition, as an enhancement, in October 2006, UDF III entered into a limited guaranty effective as of September 1, 2006 for our benefit (the “UDF III Guarantee”). Pursuant to the UDF III Guarantee, UDF III guaranteed the repayment of an amount up to $30 million with respect to that certain Second Amended and Restated Secured Line of Credit Promissory Note between United Mortgage Trust and UDF I.

The Loan is subordinate to UDF Senior Debt, which is defined as all indebtedness due and owing by UDF pursuant to (i) that certain loan guaranty to Colonial Bank in the amount of $8,750,000, (ii) that certain loan to OU Land Acquisition, L.P. in the principal amount of $25,000,000, (iii) a line of credit provided by Textron Financial Corporation in the amount of $30,000,000, and (iv) all other indebtedness of UDF to any national or state chartered banking association or other institutional lender that is approved by Lender in writing.

The amendment of the lending facility to UDF represents the further evolution of the Company's investment policy away from its original investment objective of long term residential mortgages to a portfolio which consists primarily of the increase in the Loan to UDF, an affiliate of our Advisor, and interim loans made to affiliates of our

Advisor. The Company's Trustees believe that the interest rate environment, increasing default rates, which have resulted in lower yields from traditional residential mortgage investments and the recent broader deterioration of the sub-prime mortgage market, requires that we seek other investments that are capable of providing superior returns, credit and collateral for our shareholders. Our Trustees were also influenced by the results of our existing loan arrangement with UDF. From June 2003 through December 2006, UDF has funded approximately $261 million in first lien, subordinate loans and equity investments and received approximately $160 million in loan and equity payoffs.

We anticipate the increasing concentration of our investments in the Loan and in interim loans and that residential mortgages will continue to diminish as a significant component of our total investment portfolio.

On June 14, 2006, in connection with the above-described Amendment of our loan to UDF, we entered into a Subordination Agreement with Textron Financial Corporation ("Textron") pursuant to which we agreed to subordinate our existing loan to UDF to the all indebtedness owed to Textron by UDF, including the $45 million credit facility extended to UDF pursuant to the Second Amended and Restated Secured Line of Credit Promissory Note.
The Amendment represents the continuing shift in our investments away from our original investment strategy of investing in residential mortgages and contracts for deed. In the past few years, we have increasingly invested in loans of 12 months or less in term, made to investors, including affiliates of our Advisor, for the purchase, renovation, and sale of single-family homes (we refer to those investments as "interim mortgages") and in our line of credit loan to UDF. Based upon the expected loan activity under our above-described amendment of the UDF Loan, we believe that our investments to be made under the Loan will represent approximately 37.5% of the Company's entire portfolio.

The Company monitors the line of credit for collectibility on a continuing basis based on the affiliate’s payment history. No valuation allowance or charge to earnings was recorded for the years ended December 31, 2006, 2005 and 2004 based on the Company’s evaluation. Outstanding balances were approximately $33,056,000, $30,317,000 and $28,722,000 at year end 2006, 2005 and 2004, respectively.

Properties Pledged as Collateral.

At year end 2006 approximately 59% of the properties securing our Mortgage Investments were located in Texas, 10% in Tennessee, 8% in California, 4% in Missouri, 3% in each of Colorado and Georgia, 2% in each of Illinois, Indiana and Ohio, and 1% or less in 17 other states.

At year end 2005 approximately 68% of the properties securing our Mortgage Investments were located in Texas, 10% in California, 3% each in Georgia, Missouri, North Carolina and Tennessee, 1% each in Colorado, Illinois, Indiana, Michigan, Ohio and South Carolina and Virginia, and less than 1% each in Alabama, Florida, Iowa, Kansas, Kentucky, Louisiana, Maryland, Minnesota, Mississippi, Oklahoma and Pennsylvania.

At year end 2004 approximately 80% of the properties securing our Mortgage Investment were located in Texas, 5% were in Florida, 3% in Georgia, 2% each in California, Illinois and North Carolina, 1% each in Tennessee, Indiana, Colorado and Missouri, and less than 1% each in Pennsylvania, Kentucky, Louisiana, Oklahoma, South Carolina, Ohio, Kansas, Mississippi, Alabama, Minnesota and Michigan.

We expect to continue making loans in most of the 26 states in which our borrowers, principally UMTHLC and UDF are licensed to do business.

Each of the properties serving as security for our Mortgage Investments is covered by a mortgagee’s title insurance policy and hazard insurance in an amount sufficient to cover the outstanding balance. Some of our mortgage investments are covered by full or limited recourse agreements with note sellers. In making the decision to invest in loans secured by property located in other states, we consider the availability of non-judicial foreclosure, as is available in Texas, to be the primary legal consideration. While Texas does not provide a statutory right of redemption and permits deficiency judgments, we do not rely upon those provisions in the enforcement of our liens and therefore we believe that the risks in mortgage investments in most other states will not be significantly different than those we face in Texas.

Loan Servicing.

We neither buy nor sell servicing rights to the loans we purchase, nor do we retain servicing rights. Residential mortgages and contracts for deed are serviced by PSC, an affiliate of our Advisor. We pay monthly a loan servicing fees to Prospect Service Corp., (“PSC”), which is owned by UMTH, of 1/12th of 1/2 of 1% of the UPB of each loan. In addition, we paid a monthly loan servicing fee of 0.8% of the UPB to REOPC, an affiliate of our Advisor, for maintaining our foreclosed properties. This arrangement ended in the last quarter 2006. Interim loans are serviced by us or by the entity to which we loaned funds, the majority of which are affiliates of our Advisor, including UMTHLC and RAFC. We do not pay monthly servicing fees other than as listed above.

Comparative Income and Expenses.

During the years ended December 31, 2006, 2005 and 2004, revenues were approximately $17,211,000, $15,014,000 and $13,889,000, respectively, representing increases over prior year periods of 15%, 8% and 15%, respectively. The increases in 2006 and 2005 were primarily due to use of leverage, which allowed us to grow our interim loan portfolio by approximately 13% and 12% and our UDF investment by 9% and 6%, respectively. Revenue derived from affiliates grew 17% and 23% and revenues from non-affiliates grew 7% and decreased 21% between comparable years.

Total expenses during 2006, 2005, and 2004 were approximately $7,103,000, $5,768,000 and $4,423,000, respectively, representing increases over prior year periods of 23%, 30% and 27%, respectively. Listed below are the significant expense accounts and explanations of change:

MERGER EXPENSES: One time charge during 2006.

Upon termination of the merger agreement between UMT and UMTH, we wrote-off capitalized merger costs of approximately $1,040,000.

PROVISION FOR LOAN LOSSES: decreased 31% and increased 34% in 2006 and 2005.

The provision for loan losses increase or decreased between years depending on how many loans are foreclosed since we create the allowance for loan losses on default rates and foreclosure trends. During 2006 the UPB of loans reclassified on our balance sheet from an active loan to a foreclosed loan was less than the 2005 UPB so the provision decreased.

The table below illustrates loss rates as a percentage of nonrecourse portfolio for 1) interim loans and 2) residential mortgages and contracts for deed:

Interim Mortgages:
Year	Unpaid principal balance at year end of unaffiliated loans	Losses charged-off	Loss rate as a percentage of unaffiliated loans
2006	$17,826,000	$690,000	3.87%
2005	$24,544,000	$937,000	3.82%
2004	$28,186,000	$454,000	1.61%
Residential Mortgages and Contracts for Deed:
Year	Unpaid principal balance including securitized loans	Losses charged-off	Loss rate as a percentage of loans
2006	$15,678,000	$1,774,000	11.32%
2005	$19,346,000	$1,787,000	9.24%
2004	$26,000,000	$1,714,000	6.59%

Loss reserves are established when a trend becomes clear that indicates the current market value of foreclosed properties is less than the outstanding balances of loans plus accrued interest. A loss reserve is created based on a three year look back of default rates. It is calculated as the difference between the outstanding loan balance of a foreclosed property, plus accrued interest income, less the estimated proceeds from the sale of the foreclosed property. During 2006 we calculated loan loss reserve at a rate of 46% of the unpaid principal balance of foreclosed residential mortgages, contracts for deed and interim loans. We projected the default rate for residential mortgages and contracts for deed at 11.77% of the remaining outstanding unpaid principal balance of the loans we own outright and the loans in the securitized pools and reserved 46% of that figure. We projected the default rate for interim mortgages at 2.49% of the remaining outstanding unpaid principal balance of unaffiliated loans and reserved 46% of that figure.

INTEREST EXPENSE: increased 248% and 163% in 2006 and 2005.

We use our credit facility to provide additional funds for investment. The use of our credit facility depends on the number of suitable investments available at any given time and the amount of cash we have on hand. Interest expense fluctuates based on 1) how heavily we rely on our credit facility and 2) the increase or decrease in the interest rate we pay under the credit facility. Interest expense was approximately $1,647,000, $473,000 and $180,000, respectively, in 2006, 2005 and 2004.

LOAN SERVICING FEES: decreased 15% and 59% in 2006 and 2005.

Loan servicing fees paid to PSC and REOPC for servicing some of our Mortgage Investments decreased as a result of the two Bayview Securitizations. The amount we had invested in residential mortgages and contracts for deed decreased 6% and 67% in 2006 and 2005, respectively. Further decreases in the loan servicing fee are expected in 2007 as the remaining loans in the portfolio prepay and as principal amortizes. Loan servicing fees were approximately $ 38,000, $45,000 and $109,000 in 2006, 2005 and 2004, respectively.

TRUST ADMINISTRATION FEES: decreased 5% in 2006 and decreased 6% in 2005.

The trust administration fee was paid to our Advisor. We engaged a new Advisor in August 2006 when UMT Advisors, Inc. (“UMTA”) was replaced by UMTHGS. The current monthly fee is calculated as 1/12th of 1% of our average invested assets. The trust administration fee increases and decreases as we draw on or pay down the credit facility that we use to acquire mortgage investments. As consideration for granting the Advisory Agreement to UMTHGS, the Advisor agreed to (i) pay a $500,000 fee to us and (ii) assume responsibility for payment of $377,300 owed us by our former Advisor. Monthly payments of (i) and (ii) above began in August 2006 and will be made in twelve equal installments. The $500,000 fee is netted against the trust administration fee. Net trust administration fees paid in 2006, 2005 and 2004 were approximately $843,000, $887,000 and $945,000, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES: increased 52% and 55% in 2006 and 2005.

The major categories of general and administrative expenses include transfer agent fees, legal fees, printing and reproduction costs, accounting and audit fees, recording fees, trustee fees and insurance. The increase in expense in 2006 was primarily due to legal fees relating to post merger and general corporate activities. In 2005 the increase was related to increased communications with shareholders and Bayview securitization fees and costs for the resulting amortization. Expenses were approximately $943,000, $621,000 and $401,000, respectively, in 2006, 2005 and 2004.

Operating expense as a percentage of income, net of interest expense, merger expense and provision for loan losses was 10.60%, 10.34% and 10.48%, for 2006, 2005 and 2004, respectively. Operating expense as a percentage of average invested assets was 1.55%, 1.36% and 1.28%, for the years, respectively.

Net income was approximately $10,108,000, $9,246,000 and $9,466,000 for 2006, 2005 and 2004, respectively, representing an increase of 9%, a decrease of 2% and an increase of 10%, respectively. The improvement in 2006, despite the one time charge of merger costs, was attributed to the decrease in provision for loan losses, use of leverage to increase our investment in interim loans, less uninvested cash and higher portfolio yield. Earnings per share in 2006, 2005 and 2004 were $1.45, $1.32 and $1.34, for the respective years. Use of leverage was approximately $18.9 million in 2006, compared to $7.2 million in 2005 and $2.4 million in 2004, positively impacting earnings. Mortgage Investment yields of approximately 13.63%, 12.98% and 12.79% in 2006, 2005 and 2004, respectively, further positively impacted earnings. Average daily cash balances of $1,369,000 in 2006, compared to $2,996,000 in 2005 and $4,518,000 in 2004, again positively impacted earnings in successive years. In 2005 earnings were negatively impacted by an increase in loan losses coupled with more modest use of leverage, higher cash balances and more modest yields.

Foreclosed Properties.

Affiliated Foreclosed Properties. We do not reclassify foreclosed loans that have been pledged to us as collateral (an “underlying loan”) for recourse loans we have made to affiliates of our Advisor, because our affiliates are obligated to perform under the term of those recourse loans with us (“affiliate loans”). If the borrower on an underlying loan defaults, the affiliate has the option to accrue interest payable to us while they bring the underlying loan current in its payments. We, in turn, accrue an interest receivable on the recourse loan. When the underlying loan becomes a paying loan again, the affiliate resumes paying us interest on the recourse loan. If the underlying loan is foreclosed and the real estate sells, our affiliate pays us all accrued interest from the proceeds from the sale of the property. Any deficiency is reclassified to Recourse Obligations, affiliates.

Unaffiliated Foreclosed Properties. We began 2006, 2005 and 2004 with 34, 24 and 72 foreclosed residential mortgage and contracts for deed, respectively, and foreclosed an additional 46, 59 and 50 loans during the respective years. We sold 65, 49 and 98, foreclosed properties in 2006, 2005 and 2004, respectively, leaving 15, 34, and 24 foreclosed properties at the end of each of the three years, respectively. Non-affiliate foreclosed properties as a percentage of total unaffiliated residential mortgages and contracts for deed at year end were 5.61%, 6.67% and 3.46%, respectively.

We began 2006, 2005 and 2004 with 32, 23 and 25 foreclosed interim loans, respectively, and foreclosed an additional 3, 23, 19 properties during the respective years. We sold 16, 14 and 21 foreclosed properties, during 2006, 2005 and 2004, respectively, leaving 19, 32, and 23 foreclosed interim loans at the respective year ends. Unaffiliated foreclosed properties as a percentage of total unaffiliated interim loans at year end were 8.07%, 9.89% and 7.19%, respectively.

The following table details major categories of foreclosed loans for each of the last three fiscal years:

RESIDENTIAL MORTGAGES & CFDs	2006	2005	2004
Number of loans defaulted at beginning of year	34	24	72
Aggregate gross value	$1,494,000	$868,000	$3,346,000

Additional defaults during year	46	59	50
Aggregate gross value	$2,125,269	$2,830,000	$2,300,000

Defaulted properties disposed of during year	65	49	98
Aggregate gross value	$2,953,497	$2,204,000	$4,778,000

Number of loans defaulted at end of year	15	34	24
Aggregate gross value	$665,772	$1,494,000	$868,000

INTERIM LOANS	2006	2005	2004
Number of loans defaulted at beginning of year	32	23	25
Aggregate gross value	$2,427,000	$2,026,000	$1,263,000

Additional defaults during year	3	23	19
Aggregate gross value	$462,645	$1,659,000	$1,343,000

Defaulted properties disposed of during year	16	14	21
Aggregate gross value	$1,451,418	$1,258,000	$580,000

Number of loans defaulted at end of year	19	32	23
Aggregate gross value	$1,438,227	$2,427,000	$2,026,000

Changes in Mortgage Investment Portfolio.

The table below illustrates the percentage of the total assets for each type of asset at the end of each year indicated:

Category	2006	2005	2004
Interim loans secured by conventionally built homes	30.61%	30.21%	25.66%
Land development loans	23.87%	23.34%	22.23%
Interim loans secured by modular and manufactured homes	17.22%	16.26%	19.36%
Construction loans	11.89%	17.20%	12.06%
Recourse obligations of affiliates	8.65%	7.13%	0.00%
Residential mortgages and contracts for deed	3.95%	4.48%	13.74%
Cash and other assets	3.82%	1.38%	6.95%

We no longer purchase interim loans that are secured by modular and manufactured homes or residential mortgages or contracts for deed, and we are phasing out of investing in construction loans. We plan to continue to invest in land development loans, finished lot loans, model home loans and interim loans secured by conventionally built houses because, 1) land development loans and finished lot loans have provided us with suitable collateral positions, well capitalized borrowers and attractive yields; 2) interim loans have provided us with suitable collateral positions, full recourse from our borrowers and attractive yields; and, 3) model home loans are expected to provide us with suitable collateral positions, well capitalized borrowers and attractive yields. In addition, blended yields for land development loans and interim loans have produced higher returns than those of residential mortgages and contracts for deed. Model home loans are expected to produce higher yields commensurate with land development loans, finished lot loans and interim loans. As we phase out of interim loans secured by modular and manufactured homes and construction loans, we will increase the percentage of our portfolio invested in land development loans, finished lot loans, interim loans secured by conventionally built homes and model home loans, until market conditions indicate the need for an adjustment of the portfolio mix.

The graph below illustrates the changes in our investment strategy:

Dividends and Distributions to Shareholders.

Distributions per share of beneficial interest were $1.40, $1.50 and $1.72 per weighted share for 2006, 2005 and 2004, respectively, on earnings of $1.45, $1.32 and $1.34, respectively. In 2006 we distributed approximately 97% of our net income. In 2005 and 2004 we distributed in excess of earnings. The portion of the distributions that does not represent earnings represents return of capital. (See the table below.) Distributions declared by our trustees during 2006, 2005 and 2004 were at an annualized rate of return of 7.0%, 7.5% and 8.6%, respectively. We are under no obligation to pay dividends at that same rate and from time to time the rate at which we pay dividends may be adjusted by our trustees.
	For the Years Ended December 31,
	2006	2005	2004
Monthly Dividend Rate	$0.12	$0.13	$0.14
Dividend paid per Share	$1.40	$1.50	$1.72
Amount paid in excess of earnings per Share	--	$0.18	$0.38

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEARS ENDED
DECEMBER 31, 2006, 2005 and 2004

We use funds made available from our DRP, funds made available under our bank line of credit and the proceeds from repayments of principal and interest on loans we have made to purchase mortgage investments. We do not have commitments to purchase any mortgage investments but rather purchase them, as funds are available. (Dollars are approximate.)

	December 31,
	2006	2005	2004
Shares issued	131,386	170,987	211,752
Dividend reinvestment proceeds	$2,655,000	$3,381,000	$4,200,000
Number of shares returned to treasury	(269,062)	(158,228)	(197,924)
Value of shares repurchased	($5,203,000)	($3,083,000)	($3,890,000)
Principal receipts:
Residential mortgages and contracts for deed	$840,000	$2,557,000	$6,045,000
Proceeds from securitizations	--	$7,262,000	$9,456,000
Interim loans	$74,306,000	$74,688,000	$74,032,000
Net borrowing - credit line	$14,169,000	$1,778,000	$12,030,000
Net borrowings - line of credit, affiliate	($2,739,000)	($1,595,000)	$22,628,000

As of December 31, 2006 we had issued an aggregate of 7,985,423 shares, with 1,067,980 shares repurchased and retired to treasury, leaving 6,917,443 shares outstanding. Total capital raised from share issuances was approximately $159,508,000. Shares are offered under our dividend reinvestment plan. No commissions are paid with respect to shares sold under the plan.

As of December 31, 2005 we had issued an aggregate of 7,854,037 shares, with 798,918 shares repurchased and retired to treasury, leaving 7,055,119 shares outstanding. Total capital raised from share issuances was approximately $156,881,000. Shares sold subsequent October, 2003 have been offered under our DRP. No commissions are paid with respect to shares sold under this plan.

As of December 31, 2004, we had issued an aggregate of 7,683,050 shares, with 640,690 shares repurchased and retired to treasury, leaving 7,042,360 shares outstanding. Total capital raised from share issuances was approximately $153,461,000. No commissions were paid on the sale of shares after October 2003.

During 2006 we increased our existing line of credit with our lending bank from $17 million to $30 million. The line-of-credit payable is collateralized by certain interim loans. Interest on the outstanding balance accrues at the higher of the Prime Rate or the sum of the Federal Funds Rate plus 1/2% per annum. The rate of interest at December 31, 2006, 2005 and 2004 was 8.75%, 6.52% and 7.52%, respectively. The note will expire November 8, 2007. We will seek to renegotiate the loan and will likely seek to increase it. Under the terms of our Declaration of Trust we may borrow an amount up to 50% of our Net Assets (total assets less liabilities). The amount outstanding under the line of credit at December 31, 2006, 2005 and 2004, represented approximately 25%, 12% and 10% of Net Assets, respectively. The outstanding balances on the credit facility were approximately $27,977,000, $13,808,000 and $12,030,000, respectively.

Since inception and as of December 31, 2006, we have invested an aggregate of approximately $469 million in interim loans from various sources, and UDF had drawn down an aggregate of $111 million from us on its line of credit. In 2006 we funded approximately $88 million in interim loans and $17 million in draws to UDF, compared to approximately $81 million in interim loans and $20 million funded to UDF in 2005 and approximately $77 million in interim loans and $49 million funded to UDF in 2004. The following table sets forth, as a percentage of total funds invested with all sources, the percentage of mortgage investments made to affiliates during 2006, 2005, and 2004.

Affiliated Company	2006	2005	2004
CRG	--	--	1%
RAFC	11%	11%	19%
REOPC	--	--	1%
RMC	--	1%	1%
SCMI	--	--	--
UMTHLC	56%	27%	14%
UDF	16%	35%	39%

Total of affiliate mortgage investments	83%	74%	75%

The following table shows the dollar amounts of investments funded with affiliates of our Advisor in the three comparable years:

Affiliated Company	2006	2005	2004
CRG	$152,000	--	$1,704,000
RAFC	$11,804,000	$14,145,000	$24,203,000
REOPC	--	$218,000	$894,000
RMC	--	$1,129,000	$856,000
SCMI	--	--	--
UMTHLC	$59,023,000	$33,058,000	$16,877,000
UDF	$16,562,000	$43,966,000	$48,856,000

In 2006 we took direct assignment, with full recourse, of all remaining CRG properties. The funds cited in the table above are expenses that we incurred against properties formerly owned by CRG, and are fully recoursed. In addition, we no longer fund draws directly to RAFC, but we do fund draws directly to vendors for several projects that are active and serviced by RAFC.

Outstanding balances for interim loans purchased from affiliates of our Advisor and the UDF line of credit at December 31, 2006, 2005 and 2004 purchased from affiliates were:

Affiliated Company	2006	2005	2004
CRG	$1,249,000	$2,030,000	$4,793,000
RAFC	$23,844,000	$21,087,000	$25,011,000
REOPC	--	$788,000	$1,910,000
RMC	--	$192,000	$2,338,000
SCMI	--	$150,000	$150,000
UMTHLC	$39,468,000	$24,164,000	$11,399,000
UDF	$33,056,000	$30,317,000	$28,722,000

We no longer purchase residential mortgages or contracts for deed other than to carry back a note on the sale of a foreclosed property or to reclassify an interim loan.

Transactions With Related Parties.

We do not have employees. All administrative services and facilities are provided to us by our Advisor under the terms of an Advisory Agreement effective August 1, 2006. The services of our Advisor, UMTHGS, include all day-to-day administrative services including managing our development of investment guidelines, overseeing servicing, negotiating purchases of loans and overseeing the acquisition or disposition of investments and managing our assets. We pay UMTHGS a monthly trust administration fee equal to 1/12th of 1% of the amount of average invested assets per month. UMTHGS has agreed to pay us a consideration of $500,000 over a 12 month period for entering into the Advisory Agreement with them. In addition they agreed to repay the $377,000 receivable from our former Advisor, UMTA over the same 12 month period. The agreement also provides for a subordinated incentive fee equal to 25% of the amount by which our net income for a year exceeds a 10% per annum non-compounded cumulative return on our adjusted contributions. No incentive fee was paid during 2006. In addition, for each year in which it receives a subordinated incentive fee, the Advisor will receive a 5-year option to purchase 10,000 Shares at a price of $20.00 per share (not to exceed 50,000 shares). As of December 31, 2006, the Advisor has not received options to purchase shares under this arrangement.

The Advisor and its affiliates are also entitled to reimbursement of costs of goods, materials and services obtained from unaffiliated third parties for our benefit, except for note servicing and for travel and expenses incurred in connection with efforts to acquire investments for us or to dispose of any of our investments.

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

Loan servicing fees are paid to PSC and were paid to REOPC. The fees are paid monthly and calculated as 1/12th of 1/2% and 0.8% of the outstanding principal balance of each loan, respectively. In addition, each received real estate sales commissions on a scale of 1% to 4% of the sales price of a foreclosed property when the property is liquidated.

Below is a chart listing fees paid to PSC, REOPC and the Advisor in the past three years:

Type of Fee	Payee	2006	2005	2004
Trust management fee	UMTA	$549,000	$877,000	$945,000
Trust management fee, net	UMTHGS	$294,000	--	--
Bayview Securitization fee	UMTA	--	$146,000	$188,000
Loan servicing fees	PSC	$20,000	$45,000	$109,000
Commissions	PSC	$6,400	--	--
Loan servicing fees	REO PC	$18,000	$24,000	$23,000
Commissions	REO PC	$22,000	$75,000	--

Critical Accounting Policies.

We have prepared our financial statements in accordance with accounting principles generally accepted in the United States (GAAP). GAAP represents a comprehensive set of accounting and disclosure rules and requirements, the application of which requires management judgments and estimates. In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies”, we have identified the most critical accounting policies upon which our financial statements are based on as follows:

Interest Income Accrual.

Our portfolio of residential mortgages, contracts for deed, interim loans and the UDF line of credit produce monthly interest income; however we may not receive interest income on a particular loan if a borrower fails to make its monthly interest payment.

We have two types of loans and our accrual method differs for them: nonrecourse loans and recourse loans.

A nonrecourse loan is one that is not currently covered under a recourse agreement. The vast majority of our nonrecourse loans are residential mortgages or contracts for deed.

A recourse loan is one that is covered under a recourse agreement that obligates either a third party guaranteeing the performance of a loan, or a borrower that has made a corresponding loan to another party (the "underlying borrower"), to repay the loan to us if the underlying borrower defaults.  The majority of our recourse loans are interim loans made to borrowers that make corresponding loans which are pledged to us as security for the borrower's obligations to us. All loans that we make to affiliates of our Advisor are recourse loans.

With respect to nonrecourse loans, we will accrue interest if we determine, based on the borrower’s payment history and based on analysis by the loan servicing staff, when applicable, that the likelihood of an interest payment being made is probable. We cease accruing interest when the likelihood an interest payment will be made is less than probable. If and when the loan is foreclosed, we no longer consider the property to be income producing and reclassify it as foreclosed. After a loan is 61 days past due, we do not accrue interest.

With respect to recourse loans, our borrower, or a guarantor, is obligated to pay the principal and accrued interest at the end of the loan term, or extensions thereof. As a result, we accrue interest on recourse loans even if the likelihood that the underlying borrower will make an interest payment is less than probable. Interest on recourse loans continues to accrue until the loan is fully paid off by our borrower or a guarantor.

There is no assurance that the interest income accrued by us will be paid by a borrower. When we accrue interest income on a mortgaged property and we foreclose and take possession of the property, we sell it and receive proceeds from the sale. We first apply the proceeds to accrued interest related to the loan and apply the balance of the proceeds to the outstanding loan balance. If the proceeds from the sale are not sufficient to reduce the outstanding loan balance to zero the remaining balance is referred to as the “charge-off amount”. The charge-off amount is recorded against our loss reserve: accrued interest income, plus the outstanding loan balance, less proceeds from the sale of the property equals the amount charged-off against loss reserves. If the loan is a recourse loan, our borrower or a guarantor is obligated to pay the remaining balance with interest. Prior to December 31, 2005, our borrower or guarantor, as applicable, would deliver a deficiency note to us for the remaining balance. Beginning in 2006, the principal amount due under the Secured Note delivered by the applicable borrower was increased by an amount equal to the remaining balance as necessary due to deficiencies.

We will monitor the collectibility of the Secured Notes. On a quarterly basis we intend to examine the cash receipts associated with the pledged assets and the financial condition and performance of UMT Holdings to determine the ability of an affiliate and the guarantor to meet the minimum payments under the Secured Note amortization schedules. If a trend becomes clear that the cash receipts associated with the pledged assets are less than the required payments and the financial condition and performance of the guarantor is deemed insufficient to meet the required payments, we will establish a loss reserve for the Secured Notes.

Loan Loss Reserves.

Loss reserves are established when it becomes clear that the current market value of foreclosed properties is less than the outstanding balances of loans plus accrued interest. A loss reserve is created based on a quarterly analysis of historical default rates and historical realization on foreclosed properties. It is calculated as the difference between the outstanding loan balance of a foreclosed property, plus accrued interest income, less the estimated proceeds from the sale of the foreclosed property.

The changes in the allowance for loan losses during the years ended December 31, 2006, 2005, and 2004 are summarized as follows:
	2006	2005	2004
Balance, beginning of year	$699,000	$368,000	$350,000
Provision for loan losses	2,592,000	3,742,000	2,788,000
Reduction of values of foreclosed mortgages and loans charged off	(2,279,000)	(3,411,000)	(2,770,000)
Balance, end of year	$1,012,000	$699,000	$368,000

Changes In Accounting Policies And Procedures.

Subsequent to receipt of the 2004 Report of our Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, in 2005 we instituted certain new policies and procedures to address some of the material weaknesses cited in the report and described below. We believe these changes are reasonably likely to materially affect our internal control over financial reporting. The report’s findings are in italics below and our responses follow each finding:

The Company lacked segregation of duties, primarily a result of the Advisor having one individual serving the Company which could result in misappropriation of assets.

Our new Advisor, UMTHGS, has an accounting staff which includes three CPAs, two of whom have significant public company experience. In addition, the Advisor has a loan servicing staff of 18 people, some of whom are responsible for UMT’s properties.

The Company did not have documented policies and procedures for aspects of financial reporting, which could result in a lack of internal control over financial reporting.

UMTHGS has documented policies and procedures.

The Company does not have personnel with significant accounting and financial reporting knowledge and experience, which could result in inappropriate accounting and financial reporting.

The primary person involved in UMT’s day-to-day accounting and operations is also the chief operating officer and chief account officer for UMTH and has extensive experience with public company accounting and financial reporting.

The Company did not properly analyze and record loan loss reserves, which could result in understated reserves throughout the year.

We have adjusted our reserve methodology to adequately reserve for loan losses.

Off Balance Sheet Transactions.

Beginning in 2004, we started using off balance sheet securitization of our mortgage investments as a means of providing funding. In these transactions, we receive the proceeds from third party investors for securities issued from our securitization vehicles which are collateralized by transferred mortgage investments from our portfolio.

In April 2004, but effective January 1, 2004, we transferred our residential mortgages and contracts for deed to a wholly-owned special purpose entity called UMT LT Trust (‘UMTLT’), a Maryland real estate investment trust.

On April 13, 2004, through UMTLT (‘Seller’) and another newly created, wholly-owned subsidiary, UMT Funding Trust, a Maryland real estate investment trust, as the 'Depositor', we completed a securitization of $12,593,587 principal amount of mortgage loans through the private issuance of $9,455,520 in 9.25% Class A Notes ('Notes'). The Notes, together with $3,138,067 in Class B Certificates (the 'Certificates'), collectively referred to as the 'Securities' were issued by Wachovia Bank as Trustee pursuant to a Trust Agreement dated as of April 1, 2004 between the Bank and the Depositor. The Class A Notes were then sold by the Depositor to Bayview Financial Trading Group, L.P. ('Bayview'), pursuant to a Purchase Agreement dated as April 13, 2004 (the 'Note Purchase Agreement') between Bayview, the Depositor and us. The Notes were sold pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.

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

Simultaneously with the Depositor’s conveyance of the Mortgage Loans to the Trustee and pursuant to the terms of a Servicing Rights Transfer Agreement dated as of April 1, 2004 we, as owner of the servicing rights to the Mortgage Loans, transferred the servicing rights to the Mortgage Loans to Bayview; and, pursuant to a Sub Servicing Agreement dated as of April 1, 2004 PSC agreed to act as sub-servicer of the Mortgage Loans.

The purpose for the securitization was to 1) increase the yield on the residential mortgages and 2) realize cash to invest in interim loans and UDF.

On January 28, 2005, UMTLT and UMT Funding Trust simultaneously entered into agreements described below for the securitization of $9,700,797 principal amount of our mortgage loans through the private issuance of

$7,275,598 in 9.25% Notes. The Notes, together with $2,425,199 in Class B Certificates, collectively referred to as the “Securities” were issued by Wachovia Bank as Trustee pursuant to a Trust Agreement dated as of January 1, 2005 between the Bank and the Depositor. The Class A Notes were then sold by the Depositor to Bayview Financial, L.P. (“Investor”), pursuant to a Purchase Agreement dated as of January 26, 2005 (the “Note Purchase Agreement”) between the Investor, the Depositor and us. The Notes were sold pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.

The Securities evidence the entire beneficial ownership interest in a Trust Fund created under the Trust Agreement, which consists of a pool of Mortgage Loans with an aggregate principal balance of $9,700,797 as of January 1, 2005. We transferred the Mortgage Loans (excluding the servicing rights) to the Seller as a capital contribution and the Seller sold the Mortgage Loans to the Depositor pursuant to a Mortgage Loan Sale Agreement dated as of January 1, 2005. The Mortgage Loan Sale Agreement includes a right on the part of the Depositor to require the Seller to repurchase certain Mortgage Loans upon the Seller’s breach of a representation or warranty with respect to certain characteristics of the Mortgage Loans. We agreed to guarantee the obligations of the Seller under the Mortgage Loan Sale Agreement, including the obligation of the Seller to repurchase Mortgage Loans as to which the Seller has breached a representation or warranty. The Class B Certificates give the Depositor the right to receipt all remaining monthly interest after all payments due on the Class A Notes and all principal and interest on the Mortgage Loans after retirement of the Class A Notes. The Class B Certificates will be retained by the Depositor.

Simultaneously with the Depositor’s conveyance of the Mortgage Loans to the Trustee and pursuant to the terms of a Servicing Rights Transfer Agreement dated as of January 1, 2005 we, as owner of the servicing rights to the Mortgage Loans, transferred the servicing rights to the Mortgage Loans to the Investor and, pursuant to a Sub Servicing Agreement dated as of January 1, 2005 Prospect Service Corp agreed with the Investor to act as sub-servicer of the Mortgage Loans.

DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The table below represents our obligations and commitments to make future payments under debt obligations, maintenance contracts and lease agreements as of December 31, 2006.

Payments due by period:

	< 1year	1 - 3 years	3 - 5 years	> 5 years

Line of credit, payable	$27,976,642	--	--	--

At December 31, 2006 the outstanding balance on our line of credit was $27,976,642.

DIVIDENDS DECLARED AND DISTRIBUTIONS MADE

During the year ended December 31, 2006, we declared dividends and made distributions on a monthly basis as shown below. We maintained a 7% annualized rate during the entire year and distributed approximately 97% of our net income. In 2005 and 2004 we distributed in excess of earnings. We are under no obligation to make distributions at any particular rate, although we are obligated to distribute 90% of our REIT Taxable Income in order to continue to qualify as a REIT for federal income tax purposes. The amount distributed in excess of earnings per share represents return of capital.

	For the Years Ended December 31,
	2006	2005	2004
Monthly Dividend Rate	$0.12	$0.13	$0.14
Dividend paid per Share	$1.40	$1.50	$1.72
Amount paid in excess of earnings per Share	$--	$0.18	$0.38

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We may be exposed to interest rate changes primarily as a result of annual renewals of our bank line of credit. During the negotiations for our $30 million credit facility, the interest rate was negotiated. A higher interest rate may have a negative impact on earnings, but we do not anticipate a significant increase during 2007.

We have no long-term borrowings.

ITEM 8. FINANCIAL STATEMENTS.

UNITED MORTGAGE TRUST

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
United Mortgage Trust

We have audited the accompanying consolidated balance sheets of United Mortgage Trust as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the three years ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Mortgage Trust as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the three years ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas
March 29, 2007

UNITED MORTGAGE TRUST
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
Assets
Cash and cash equivalents	$3,661,724	$5,548,421

Mortgage investments:
Investment in trust receivable	5,473,508	5,815,712
Interim mortgages, affiliates	64,883,388	48,411,728
Interim mortgages	17,825,519	24,543,944
Allowance for loan losses	(1,011,975)	(698,712)
Total mortgage investments	87,170,440	78,072,672

Line of credit receivable, affiliate	33,056,189	30,317,037
Accrued interest receivable	390,315	251,594
Accrued interest receivable, affiliate	3,331,204	1,294,829
Receivable from affiliate	230,861	377,685
Recourse obligations, affiliates	11,975,234	9,264,233
Residential mortgages and contracts for deed foreclosed	359,517	874,602
Interim mortgages foreclosed	776,643	1,805,340
Equipment, less accumulated depreciation of $22,120 and $11,709, respectively	3,737	14,147
Other assets	757,382	2,083,731

Total assets	$141,713,246	$129,904,291

Liabilities and Shareholders’ Equity
Liabilities:
Line of credit payable	$27,976,642	$13,808,080
Dividend payable	806,000	822,000
Accounts payable and accrued liabilities	4,718	114,583

Total liabilities	28,787,360	14,744,663

Commitments and contingencies	--	--

Shareholders' equity:
Shares of beneficial interest; $.01 par value; 100,000,000 shares authorized; 7,985,423 and 7,854,037 shares issued, respectively; and 6,917,443 and 7,055,119 outstanding, respectively	79,854	78,541
Additional paid-in capital	140,783,690	138,130,095
Advisor's reimbursement	397,588	397,588

Cumulative distributions in excess of earnings	(7,366,618)	(7,680,676)

	133,894,514	130,925,548
Less treasury stock of 1,067,980 and 798,918 shares, respectively, at cost	(20,968,628)	(15,765,920)

Total shareholders' equity	112,925,886	115,159,628

Total liabilities and shareholders' equity	$141,713,246	$129,904,291

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2006	2005	2004
Revenues:
Interest income derived from affiliates	$13,180,260	$11,242,004	$9,140,931
Interest income	4,030,871	3,771,731	4,748,517
	17,211,131	15,013,735	13,889,448
Expenses:
Trust administration fee	842,825	887,464	945,005
Loan servicing fee	38,220	45,020	109,245
General and administrative	943,462	620,618	401,465
Provision for loan losses	2,591,579	3,741,579	2,788,116
Interest expense	1,647,219	472,820	179,609
Merger costs	1,039,606	--	--
	7,102,911	5,767,501	4,423,440

Net income	$10,108,220	$9,246,234	$9,466,008

Net income per share of beneficial interest	$1.45	$1.32	$1.34

Weighted average shares outstanding	6,993,980	7,026,311	7,051,313

Distributions per weighted share outstanding	$1.40	$1.50	$1.72

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2006, 2005 and 2004

					Cumulative
	Shares of		Additional		Distributions
	Beneficial Interest		Paid-in	Advisor's	in Excess of	Treasury	Treasury
	Shares	Par Value	Capital	Reimbursement	Earnings	Shares	Stock	Total
Balance at December 31, 2003	7,470,872	$74,708	$130,539,921	$397,588	$(3,728,496)	442,766	$(8,793,048)	$118,490,673

Proceeds from shares issued	211,752	2,118	4,198,288	-	-	-	-	4,200,406
Shares and adjustments not redeemed	426	5	12,225	-	-	-	-	12,230
Purchase of treasury stock	-	-	-	-	-	197,924	(3,890,136)	(3,890,136)
Dividends ($1.72 per share)	-	-	-	-	(12,123,864)	-	-	(12,123,864)
Net income	-	-	-	-	9,466,008	-	-	9,466,008
Balance at December 31, 2004	7,683,050	76,831	134,750,434	397,588	(6,386,352)	640,690	(12,683,184)	116,155,317

Proceeds from shares issued	170,987	1,710	3,379,661	-	-	-	-	3,381,371
Purchase of treasury stock	-	-	-	-	-	158,228	(3,082,736)	(3,082,736)
Dividends ($1.50 per share)	-	-	-	-	(10,540,559)	-	-	(10,540,559)
Net income	-	-	-	-	9,246,234	-	-	9,246,234
Balance at December 31, 2005	7,854,037	78,541	138,130,095	397,588	(7,680,677)	798,918	(15,765,920)	115,159,628

Proceeds from shares issued	131,386	1,313	2,653,595	-	-	-	-	2,654,908
Purchase of treasury stock	-	-	-	-	-	269,062	(5,202,708)	(5,202,708)
Dividends ($1.40 per share)	-	-	-	-	(9,794,161)	-	-	(9,794,161)
Net income	-	-	-	-	10,108,220	-	-	10,108,220
Balance at December 31, 2006	7,985,423	$79,854	$140,783,690	$397,588	$(7,366,618)	1,067,980	$(20,968,628)	$112,925,886

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
Operating Activities
Net income	$10,108,220	$9,246,234	$9,466,008
Adjustments to reconcile net income
to net cash provided by operating activities:
Provision for loan losses	2,591,579	3,741,579	2,788,116
Depreciation	10,411	3,553	3,544
Net amortization of discount on mortgage notes
and loan acquisition costs	57,532	14,307	16,136
Changes in assets and liabilities:
Accrued interest receivable	(2,175,096)	2,460,078	(552,677)
Other assets	1,238,850	(811,094)	(360,851)
Accounts payable and accrued liabilities	(125,865)	39,485	(77,077)
Net cash provided by operating activities	11,705,631	14,694,142	11,283,199

Investing Activities
Investment in first lien mortgage notes	(1,720,972)	(3,608,766)	(2,769,918)
Principal receipts on first lien mortgage notes	839,734	2,557,088	6,044,912
Proceeds from the sale of mortgage loans, securitization	-	7,262,009	9,455,520
Investment in interim mortgages	(88,408,104)	(81,202,207)	(77,448,678)
Principal receipts on interim mortgages	74,306,328	74,687,831	74,032,123
Proceeds from recourse obligations, affiliates	2,156,414	-	-
Line-of-credit receivable, affiliate	(2,739,152)	(1,595,398)	(22,628,146)
Receivable from affiliate	146,824	1,613	(320,181)
Net cash used in investing activities	(15,418,928)	(1,897,830)	(13,634,368)

Financing Activities
Proceeds from issuance of shares of beneficial interest	2,654,908	3,381,371	4,212,636
Net borrowings on line-of-credit	14,168,562	1,778,080	12,030,000
Purchase of treasury stock	(5,202,709)	(3,082,736)	(3,890,136)
Shares of beneficial interest redeemed	-	-	(611,970)
Distributions	(9,794,161)	(10,656,404)	(12,257,018)
Net cash provided by (used in) financing activities	1,826,600	(8,579,689)	(516,488)

Net increase (decrease) in cash and cash equivalents	(1,886,697)	4,216,623	(2,867,657)

Cash and cash equivalents at beginning of year	5,548,421	1,331,798	4,199,455

Cash and cash equivalents at end of year	$3,661,724	$5,548,421	$1,331,798

Supplemental Disclosure of Cash Flow Information
Interest paid	$1,431,141	$419,282	$130,974

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

A. NATURE OF BUSINESS

THE COMPANY

United Mortgage Trust (the “Company”) is a Maryland real estate investment trust that qualifies as a real estate investment trust (a “REIT”) under federal income tax laws. The Company invests exclusively in: (i) first lien secured mortgage loans with initial terms of 12 months or less for the acquisition and renovation of single family homes, referred to as “interim loans”; (ii) first lien secured construction loans for the acquisition of lots and construction of single-family homes, referred to as “construction loans”; (iii) lines of credit and secured loans for the acquisition and development of single-family home lots, referred to as “land development loans”; (iv) lines of credit and loans secured by developed single-family lots, referred to as “finished lot loans”; (v) lines of credit and loans secured by completed model homes, referred to as “model home loans”; and, formerly invested in (vi) first lien, fixed rate mortgages secured by single-family residential property, referred to as “residential mortgages”. Additionally, the Company’s loans include loans to affiliates of our Advisor that we refer to as “recourse loans.” Loans are originated by others to the Company’s specifications or to specifications approved by the Company. Most, if not all, of such loans are not insured or guaranteed by a federally owned or guaranteed mortgage agency.

The Company has no employees. The Company pays a monthly trust administration fee to UMTH General Services, L.P. (“UMTHGS” or “Advisor”), a subsidiary of UMT Holdings, L.P. (“UMTH”), a Delaware real estate finance company and affiliate, for the services relating to its daily operations.

THE ADVISOR

The Company uses the services of UMTHGS to manage its day-to-day activities and to recommend investments for purchases. The Company’s President, Christine “Cricket” Griffin, is a partner of UMTH. Besides Ms. Griffin, other UMTH partners and officers include Michael M. Grant, who is President of UMTHGS and secretary of the UMTH and its subsidiaries. Todd Etter is a shareholder, director and Chairman of the Board of UMT Services, Inc., UMTH’s general partner and a Director of United Development Funding, Inc. (“UDF”) the general partner of UDF. Mr. Etter is also the sole owner of South Central Mortgage, Inc. ("SCMI"), a Texas corporation that sold Mortgage Investments to the Company. In addition, he is a director and shareholder of Capital Reserve Group, Inc. (“CRG”), in addition SCMI owns 50% of Ready America Funding Corp. (“RAFC”). Both CRG and RAFC are Texas corporations that used funds borrowed from the Company to make loans to other borrowers and assign such loans to the Company as security for CRG and RAFC obligations to the Company. Hollis Greenlaw is a shareholder, director and President and Chief Executive officer of UMT Services, Inc. and a partner and the President and Chief Executive Officer of UMTH, and a director and the President and Chief Executive Officer of United Development Funding, Inc., the general partner of UDF, with whom the Company has extended a line of credit. He is Chief Executive Officer of UMTH Land Development, L.P., the general partner of United Development Funding III, L.P. (“UDF III”), which provides a limited guarantee of our UDF line of credit. Craig Pettit is a partner of UMTH, and is the sole proprietor of two companies that own 50% of RAFC. He currently functions as the President of RAFC. William Lowe is a partner of UMTH and owns 50% of CRG. Michael K Wilson is a partner of UMTH and a director of UMT Services, Inc. He is President of UMTH Funding Services, a Delaware partnership and subsidiary of UMTH. Cara Obert is a partner of UMTH. She also serves as Chief Financial Officer and Treasurer of UMT Services, Inc. and UMTH Land Development, L.P. Besides the subsidiaries above referenced, UMTH is the parent company of UMTH Lending Company, L.P. (“UMTHLC”), a Delaware limited partnership that sells interim loans to the Company, REO Property Company, L.P., (“REOPC”), a Delaware limited partnership that has provided services to the Company, and of Prospect Service Corp. (“PSC”), a Texas corporation that services the Company’s residential mortgages and contracts for deed.

ADVISORY AGREEMENT

UMTHGS is responsible for the day-to-day operations of the Company and for seeking out, underwriting and presenting Mortgage Investments to the Company for consideration and purchase, under the guidance of the

Company’s trustees. In that regard, it employs the requisite number of staff to accomplish these tasks, leases its own office space and pays its own overhead. The Company pays a trust administration fee for services rendered by the Advisor.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements are as follows:

BASIS OF ACCOUNTING

The accounts are maintained and the consolidated financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries, UMT LT Trust and UMT Funding Trust. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts in consolidated financial statements and accompanying notes. Actual results could differ from these estimates and assumptions.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

RESIDENTIAL MORTGAGES, CONTRACTS FOR DEED AND INTERIM LOANS

Residential mortgages, contracts for deed and interim loans are recorded at the lower of cost or estimated net realizable value, net of discounts and loan acquisition costs paid to the Advisor. The Mortgage Investments are collateralized by real property owned by the borrowers.

The majority of residential mortgages and contracts for deed are 360 months real estate lien notes that are purchased by the Company from several sources, including SCMI, an affiliate of the Advisor. Interim loans are real estate lien notes purchased by the Company from various sources including affiliates of the Advisor. Interim loans have terms of 12 months or less. The Company is not a loan originator nor does it purchase Mortgage Investments for resale. The Company intends to hold Mortgage Investments for their lives.

Generally, the Company does not retain servicing rights on its Mortgage Investments. The Company relies on various servicing sources, including affiliated companies, to service its Mortgage Investments.

INTEREST INCOME ACCRUAL

The Company’s portfolio of residential mortgages, contracts for deed, interim loans and UDF line of credit produce monthly interest income however, the Company may not receive interest income on a particular loan if a borrower fails to make its monthly interest payment.

The Company has two types of loans and its accrual method differs for them: nonrecourse loans and recourse loans.

A nonrecourse loan is one that is not currently covered under a recourse agreement. The majority of the Company’s nonrecourse loans are residential mortgages and contracts for deed.

A recourse loan is one that is covered under a recourse agreement that obligates either a third party guaranteeing the performance of a loan, or a borrower that has made a corresponding loan to another party (the "underlying borrower"), to repay the loan to the Company if the underlying borrower defaults.  The majority of the Company’s recourse loans are interim loans made to borrowers that make corresponding loans which are pledged to the Company as security for the borrower's obligations to the Company. All loans that the Company makes to affiliates of its Advisor are recourse loans.

With respect to nonrecourse loans, the Company will accrue interest, if based on the underlying borrower’s payment history and based on analysis by the loan servicing staff, when applicable, it is determined that the likelihood of an interest payment being made is probable. The Company will cease accruing interest when the likelihood that an interest payment will be made is less than probable, generally if a payment is more than 60 days past due. If and when the loan is foreclosed, the Company no longer considers the property to be income producing and reclassifies it as foreclosed.

With respect to recourse loans, the Company’s borrower, or a guarantor, is obligated to pay all interest accrued and principal at the end of the loan term, or extensions thereof. As a result, the Company continues to accrue interest on recourse loans even if the likelihood that the underlying borrower will make an interest payment is less than probable. Interest on recourse loans continues to accrue until the loan is fully paid off.

There is no assurance that the interest income accrued by the Company will be paid by a borrower. When income is accrued with respect to a foreclosed loan, the Company sells the mortgage property and receives proceeds from the sale. The Company first applies the proceeds to any accrued interest related to the loan and then applies the balance of the proceeds to the outstanding loan balance. If the proceeds from the sale of the property are not sufficient to reduce the outstanding loan balance to zero, the remaining balance is referred to as the “charge-off amount.” The charge-off amount is recorded against the mortgage investment loss reserve: accrued interest income, plus the outstanding loan balance, less proceeds from the sale of the property equals the amount charged-off against loss reserves. If the loan was a recourse loan, the Company’s borrower or a guarantor is obligated to pay the remaining balance with interest. If the loan was a recourse loan, the borrower or guarantor, as applicable, would deliver a deficiency note (“deficiency note”) to the Company for the remaining balance.

On March 30, 2006, but effective as of December 31, 2005, all outstanding amounts owed by certain of the Company’s affiliates under (1) loans made by the Company to such affiliates, (2) deficiency notes from such affiliates to the Company and (3) the estimated maximum future liability to the Company under recourse arrangements, were consolidated into secured, variable amount promissory notes delivered by such affiliates to the Company.

LOAN LOSS RESERVES

Loss reserves are established when it becomes clear that the current market value of foreclosed properties is less than the outstanding balances of loans plus accrued interest. A loss reserve is created based on a three year look back of default rates. It is calculated as the difference between the outstanding loan balance of a foreclosed property, plus accrued interest income, less the estimated proceeds from the sale of the foreclosed property. During 2006 the Company calculated its loan loss reserve at a rate of 46% of the unpaid principal balance of foreclosed residential mortgages, contracts for deed and interim loans. It projected its residential mortgages and contracts for deed default rate at 11.77% of the remaining outstanding unpaid principal balance of the loans it owns outright and the securitized loans and reserved 46% of that figure. It projected its interim mortgage default rate at 2.49% of the remaining outstanding unpaid principal balance of unaffiliated loans and reserved 46% of that figure.

The changes in the reserve for loan losses during the years ended December 31, 2006, 2005, and 2004 are summarized as follows:

	2006	2005	2004
Balance, beginning of year	$699,000	$368,000	$350,000
Provision for loan losses	2,592,000	3,742,000	2,788,000
Reduction of values of foreclosed mortgages and loans charged off	(2,279,000)	(3,411,000)	(2,770,000)
Balance, end of year	$1,012,000	$699,000	$368,000

ACCOUNTING FOR AND DISPOSITION OF FORECLOSED PROPERTIES

When the Company takes possession of real estate through foreclosure it attempts to resell the property to recover all costs associated with the default, including legal fees, transaction costs, and repair expenses. Repair expenses are capitalized because the Company treats them as construction draws. Upon sale of the property, a gain or loss is realized. If a foreclosed loan is subject to a recourse agreement with an unaffiliated borrower and is not fully repaid, the borrower delivers a new promissory note to the Company in the amount of the deficiency. These promissory notes are paid in installments.

EQUIPMENT

Equipment is recorded at cost and depreciated using the straight-line method over an expected five-year useful life. Expenditures for normal maintenance and repairs are charged to expense as incurred, and significant improvements are capitalized.

INCOME TAXES

The Company intends to continue to qualify as a REIT under the Internal Revenue Code of 1986 the (“Code”) as amended. A REIT is generally not subject to federal income tax on that portion of its REIT taxable income (“Taxable Income”) that is distributed to its shareholders provided that at least 90% of Taxable Income is distributed. No provision for taxes has been made in the consolidated financial statements, as the Company believes it is in compliance with the requirements in the Code for the treatment as a REIT. Dividends paid to shareholders are considered ordinary income for income tax purposes.

EARNINGS PER SHARE

The Company has adopted Statement of Financial Accounting Standard (“SFAS”) No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share include no dilution and are computed by dividing income available to shareholders by the weighted average number of shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Because the Company’s potential dilutive securities are not dilutive, the accompanying presentation is only of basic earnings per share.

DISTRIBUTION POLICY AND DISTRIBUTIONS DECLARED

The Company makes distributions each year (not including return of capital for federal income tax purposes) equal to at least 90% of the REIT’s taxable income. Since September 1997 the Company has made monthly distributions to its shareholders and intends to continue doing so. The trustees declare the distribution rate quarterly and distributions are made at the rate declared at the end of the following month for shareholders of record as of the 15th preceding month. Although the Company did not intend to make distributions in excess of earnings, it did so in each of the five years ended December 31, 2005. During 2006 the Company distributed 97% of earnings.

FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities that qualify as financial instruments under this statement and includes additional information in notes to the Company’s consolidated financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash equivalents, accrued interest receivable, receivable from affiliate, accounts payable and accrued liabilities approximate the carrying value due to the relatively short maturity of these instruments. The carrying value of residential mortgages and contracts for deed, interim loans, line of credit receivable from affiliate, recourse obligations from affiliates and the Company’s line of credit payable also approximate fair value since these instruments bear market rates of interest. None of these instruments are held for trading purposes.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS 123R, "Share-Based Payment," which is a revision of SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion 25, "Accounting for Stock Issued to Employees". SFAS 123R focuses primarily on share-based payments for employee services, requiring these payments to be recorded using a fair-value-based method. The use of APB 25's intrinsic value method of accounting for employee stock options has been eliminated. FASB 123R will be effective for the Company in 2006. As a result, the fair value of stock options granted to employees in 2006 and thereafter will be required to be expensed. The impact on the results of operations of the Company will depend on the number of options granted and the fair value of those options. Historically the number of options granted by the Company have been nominal and the Company does not believe SFAS 123R will have a significant impact on results of operations.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

C. LINE OF CREDIT PAYABLE

During 2006 the Company increased its existing line of credit from $17 million to $30 million. The line of credit was collateralized by certain interim loans. Interest on the outstanding balance accrues at the higher of the Prime Rate or the sum of the Federal Funds Rate plus 1/2% per annum (8.75% at of December 31, 2006.) The note will expire November 8, 2007. The Company will seek to renegotiate and increase the loan. Under the terms of its Declaration of Trust, the Company may borrow an amount up to 50% of our Net Assets (total assets less liabilities). The amount outstanding under the line of credit at December 31, 2006 and 2005 was approximately 25% and 12% of Net Assets, respectively. The outstanding balances on the credit facility were approximately $27,977,000 and $13,808,000, respectively.

D. OPTIONS TO PURCHASE SHARES OF BENEFICIAL INTEREST

For each year in which an Independent Trustee of the Company serves, the Trustee receives 5-year options vested upon grant to purchase 2,500 shares of Company stock at $20 per share.

Following is a summary of the options transactions:

	2006	2005	2004
Outstanding at beginning of year	37,500	40,000	45,000
Granted	5,000	7,500	7,500
Expired	(7,500)	(10,000)	(12,500)
Exercised	--	--	--
Outstanding at end of year	35,000	37,500	40,000
Exercisable at end of year	35,000	37,500	40,000
Exercise price per share	$20	$20	$20

E. RELATED PARTY TRANSACTIONS

1) UMT Holdings, L.P. (“UMTH”) is a Delaware limited partnership which is in the real estate finance business. UMTH holds a 99.9% limited partnership interest in UMTH Lending Company, L.P., which originates interim loans that the Company is assigned, UMTH Land Development, L.P., which holds a 50% profit interest in UDF and acts as UDF's asset manager, and Prospect Service Corp.(“PSC”), which services the Company residential mortgages and contract for deed and manages the Company’s REO. In addition, UMTH has guaranteed the obligations of CRG, RAFC and SCMI under the Secured Notes. United Development Funding III, L.P., (“UDF III”) which is controlled by UMTH Land Development, L.P., has provided a limited guarantee of the UDF line of credit. The Company’s President, Christine “Cricket” Griffin, is a partner of UMTH.

2) UMTH Lending, L.P. (“UMTHLC”) is a Delaware limited partnership, and subsidiary of UMTH. The Company has loaned and will continue to loan money to UMTHLC so it can make loans to its borrowers. The loans are collaterally assigned to the Company, as security for the promissory note between UMTHLC and the Company. The unpaid principal balance of the loans at December 31, 2006 and 2005 was approximately $39,468,000 and $24,164,000, respectively.

3) Capital Reserve Group, Inc. (“CRG”) is a Texas corporation that is 50% owned by Todd Etter and William Lowe, partners of UMTH, which owns the Advisor. CRG was in the business of financing home purchases and renovations by real estate investors. The Company loaned money to CRG to make loans to other borrowers. During 2006 the Company took direct assignment of the remaining loans from CRG with full recourse. The unpaid principal balance of the loans at December 31, 2006 and 2005 was approximately $1,249,000 and $2,030,000, respectively.

4) Ready America Funding (“RAFC”) is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter. RAFC is in the business of financing interim loans for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors. The Company continues to directly fund obligations under one existing RAFC loan, which was collaterally assigned to the Company, but does not fund new originations. The unpaid principal balance of the loans at December 31, 2006 and 2005 was approximately $23,844,000 and $21,087,000, respectively.

5) SCMI is a Texas based mortgage bank of which the sole beneficial shareholder is Todd Etter. Christine “Cricket” Griffin, the Company’s President, was the Chief Financial Officer of SCMI from June 1995 until July 1996. The Company loaned money to SCMI to make loans to other borrowers. The loans were collaterally assigned to the Company as security for the promissory note between SCMI and the Company. SCMI’s currently is the obligor on $156,000 in residential mortgages. SCMI no longer has any outstanding interim loans and had approximately $150,000 outstanding at December 31, 2005.

6) Recourse Obligations. The Company has made loans to (a) CRG, which is owned by Todd Etter and William Lowe, (b) RAFC, which is owned by SCMI and two companies owned by Craig Pettit, Eastern Intercorp, Inc. and Ready Mortgage Corp. (“RMC”), and (c) SCMI, which is owned by Todd Etter, (these companies are referred to as the "originating companies"), each of which has used the funds to originate loans, that are referred to as "underlying loans," that are pledged to Company as security for such originating company's obligations to the Company. When principal and interest on an underlying loan are due in full, at maturity or otherwise, the corresponding obligation owed by the originating company to the Company is also due in full.

In addition, some of the originating companies have sold loans to the Company, referred to as the "purchased loans," and entered into recourse agreements under which the originating company agreed to repay certain losses the Company incurred with respect to purchased loans.

If the originating company forecloses on property securing an underlying loan, or the Company forecloses on property securing a purchased loan, and the proceeds from the sale are insufficient to pay the loan in full, the originating company has the option of (1) repaying the outstanding balance owed to the Company associated with the underlying loan or purchased loan, as the case may be, or (2) delivering an unsecured deficiency note in the amount of the deficiency to the Company.

On March 30, 2006, but effective December 31, 2005, the Company and each originating company agreed to consolidate (1) all outstanding amounts owed by such originating company to the Company under the loans made by the Company to the originating company and under the deficiency notes described above and (2) the estimated maximum future liability to the Company under the recourse arrangements described above, into secured promissory notes. Each originating company issued to the Company a secured variable amount promissory note dated December 31, 2005 (the “Secured Notes”) in the principal amounts shown below, which amounts represent all principal and accrued interest owed as of such date. The initial principal amounts are subject to increase up to the maximum amounts shown below if the Company incurs losses upon the foreclosure of loans covered by recourse arrangements with the originating company. The Secured Notes (including related guaranties discussed below) are secured by an assignment of the distributions on the Class C units, Class D units and Class EIA units of limited partnership interest of UMT Holdings held by each originating company.

Name	Initial principal amount	Balance at December 31, 2006	Maximum principal amount	Units pledged as security	Units remaining at December 31, 2006
CRG	$2,725,442	$3,456,891	$3,372,904	4,984 Class C	4,573 Class C
RAFC	$3,243,369	$5,091,463	$5,274,436	6,739 Class C and all EIA	5,838 Class C and all EIA
SCMI	$3,295,422	$3,426,879	$3,448,643	4,000 Class C	3,597 Class C

The CRG balance at December 31, 2006 exceeded the maximum principal balance by approximately $84,000. The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the UPB that the Company originally anticipated and out paced the minimum principal reductions scheduled for the loans. The Company is working with the originating company to analyze whether the same will occur with either RAFC or SCMI. We will ask UMTH to accelerate principal reductions if necessary or we may increase amend the Secured Notes to accommodate the rapid liquidation of properties.

The Secured Notes bear interest at a rate of 10% per annum. The CRG and RAFC Secured Notes amortize over 15 years. The SCMI Secured Note amortizes over approximately 22 years, which was the initial amortization of the deficiency notes from SCMI that were consolidated. The Secured Notes require the originating company to make monthly payments equal to the greater of (1) principal and interest amortized over 180 months and 264 months, respectively, or 2) the amount of any distributions paid to the originating company with respect to the pledged Class C and EIA units.

The Secured Notes have also been guaranteed by the following entities under the arrangements described below, all of which are dated effective December 31, 2005:

•	UMT Holdings. This guaranty is of all amounts due under all of the Secured Notes and is unsecured.
•
WLL, Ltd., an affiliate of CRG. This guaranty is of all amounts due under Secured Note from CRG is non-recourse and is secured by an assignment of 2,492 Class C Units and 732 Class D units of limited partnership interest of UMT Holdings held by WLL, Ltd.

•
RMC. This guaranty is non-recourse, is limited to 50% of all amounts due under the Secured Note from RAFC and is secured by an assignment of 3,870 Class C units of limited partnership interest of UMT Holdings.

In addition, WLL, Ltd. has obligations to UMT Holdings under an indemnification agreement between UMT Holdings, WLL, Ltd. and William Lowe, under which UMT Holdings is indemnified for certain losses on loans and advances made to William Lowe by UMT Holdings. That indemnification agreement allows UMT Holdings to offset any amounts subject to indemnification against distributions made to WLL, Ltd. with respect to the Class C and Class D units of limited partnership interest held by WLL, Ltd. Because WLL, Ltd. has pledged these Class C and Class D units to the Company to secure its guaranty of Capital Reserve Corp.'s obligations under its Secured Note, UMT Holdings and the Company entered into an Intercreditor and Subordination Agreement under which UMT

Holdings has agreed to subordinate its rights to offset amounts owed to it by WLL, Ltd. to the Company’s lien on such units.

7) REOPC is a Texas limited partnership owned by UMTH. Its mission was to manage and sell REO properties, including the Company's, for which it received a fee. The Company loaned money to REOPC to acquire foreclosed properties from CRG and UMTHLC. The unpaid principal balance of the loans at December 31, 2006 was zero and at December 31, 2005 was approximately $788,000. Until September of 2006, when PSC took over management of REO, the Company paid a monthly loan servicing fee to REOPC. The fee was calculated as 0.8% of the Company’s basis in the property. Fees paid in 2006, 2005 and 2004 were approximately $18,000, $24,000 and $23,000, respectively. The Company paid real estate sales commissions to REOPC in 2006 and 2005 of approximately $22,000 and $75,000. No commissions were paid in 2004.

8) RMC is a Texas based real estate finance company owned by Craig Pettit, who is a limited partner of UMTH. The Company loaned money to RMC to make loans to other borrowers. The loans were collaterally assigned to the Company as security for the promissory note between RMC and the Company. The unpaid principal balance of the remaining loans at December 31, 2006 and 2005 was zero and $192,000, respectively.

9) On June 20, 2006, the Company entered into a Second Amended and Restated Secured Line of Credit Promissory Note (the "Amendment") with UDF, a Nevada limited partnership that is affiliated with the Company's Advisor, UMTHGS. The Amendment increased an existing revolving line of credit facility ("Loan") to $45 million. The Loan matures on December 31, 2009. The purpose of the Loan is to finance UDF's loans and investments in real estate development projects.

The Loan is secured by the pledge of all of UDF's land development loans and equity investments. Those UDF loans may be first lien loans or subordinate loans.

The Loan interest rate is the lower of 15% or the highest rate allowed by law, further adjusted with the addition of a credit enhancement to a minimum of 14%.

UDF may use the Loan proceeds to finance indebtedness associated with the acquisition of any assets to seek income that qualifies under the Real Estate Investment Trust provisions of the Internal Revenue Code to the extent such indebtedness, including indebtedness financed by funds advanced under the Loan and indebtedness financed by funds advanced from any other source, including Senior Debt, is no more than 85% of 80% (68%) of the appraised value of all subordinate loans and equity interests for land development and/or land acquisition owned by UDF and 75% for first lien secured loans for land development and/or acquisitions owned by UDF.

As a condition of the Amendment, UDF III, a newly formed public limited partnership that is affiliated with UDF and with our Advisor, has provided a guarantee of payment and performance of the Loan up to $30 million.

The Loan is subordinate to UDF Senior Debt, which is defined as all indebtedness due and owing by UDF pursuant to (i) that certain loan guaranty to Colonial Bank in the amount of $8,750,000, (ii) that certain loan to OU Land Acquisition, L.P. in the principal amount of $25,000,000, (iii) a line of credit provided by Textron Financial Corporation in the amount of $30,000,000, and (iv) all other indebtedness of UDF to any national or state chartered banking association or other institutional lender that is approved by Lender in writing.

10) Loans made to affiliates of the Advisor. Below is a table of the aggregate principal amount of mortgages funded each year indicated, from the companies affiliated with the Advisor, and named in the table and aggregate amount of draws made by UDF under the line of credit, during the three years indicated:

Affiliated Company	2006	2005	2004
CRG	$152,000	--	$1,704,000
RAFC	$11,804,000	$14,145,000	$24,203,000
REOPC	--	$218,000	$894,000
RMC	--	$1,129,000	$856,000
SCMI	--	--	--
UMTHLC	$59,023,000	$33,058,000	$16,877,000
UDF	$16,562,000	$43,966,000	$48,856,000

All loans purchased from affiliates during the past three years have been purchased at par value.

11) Until July 31, 2006 the Company’s Advisor was UMTA. As of August 1, 2006, the Company entered into an Advisory Agreement with UMTHGS. Under the terms of the agreement, UMTHGS is paid a monthly trust administration fee. The fee is calculated monthly as 1/12 of 1% of the balance of income producing assets. During 2006, 2005 and 2004 the net fees paid to the Company’s Advisors were approximately $843,000, $887,000 and $945,000, respectively. The Company also paid fees to UMTA related to the Bayview transactions of $146,000 and $188,000 in 2005 and 2004, respectively. Upon entering into the Advisory Agreement with UMTHGS, they agreed to pay the Company $500,000 and assume the $377,000 due from the previous advisor over a period of 12 months. During 2006, approximately $200,000 of the consideration fee was received by the Company and netted against trust administration fees, and $157,000 of the assumed debt was paid.

12) The Company pays loan servicing fees to PSC, a subsidiary of UMTH, under the terms of a Mortgage Servicing Agreement. The Company paid loan servicing fees of approximately $20,000, $45,000 and $109,000 during 2006, 2005 and 2004, respectively.

F. TERMINATION OF MERGER AGREEMENT

On June 13, 2006, the Board of Trustees voted to take no action to prevent the Agreement and Plan of Merger dated September 1, 2005 ("Merger Agreement") between the Company and UMTH pursuant to which the Company would have merged with and into UMTH ("Merger") from terminating for failure to satisfy the condition that the Merger Agreement would terminate if the Merger was not consummated by June 30, 2006. On June 13, 2006, the Company received a letter from UMTH in which UMTH also expressed the view that the Merger would terminate on June 30, 2006. On June 30, 2006 the merger terminated and as a result the Company wrote-off approximately $1,040,000 in capitalized merger costs as reflected in the statements of income. The Company believes that it will not incur any termination penalties as a result of the termination of the merger.

G. COMMITMENTS AND CONTINGENCIES

The Company’s shares are not traded on an exchange. The Company’s current prospectus describes its Dividend Reinvestment Plan and Share Repurchase Plan.

CONCENTRATION OF CREDIT

Financial instruments that potentially expose the Company to concentrations of credit risk are primarily temporary cash equivalents, mortgage notes receivable, investment in trust receivable, line of credit receivable, affiliate and recourse obligations from affiliates. The Company maintains deposits in financial institutions that may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2006 and 2005, the Company had balances exceeding the FDIC insurance limits by approximately $3,940,000 and $5,396,000, respectively.

At December 31, 2006 and 2005, 59% and 68%, respectively, of the Company’s investments were secured by property located in Texas. All of the Company’s mortgage investments are in the United States.

Interim loans made to affiliates of the Company’s Advisor, line of credit receivable and recourse obligations are monitored by the Company for collectibility, and the Company believes the amounts will be fully collectible.

H. Investment in Trust, Receivable

Prior to the Bayview securitization in 2004, all residential mortgages and contracts for deed were transferred to a qualified special purpose entity, wholly-owned by the Company, called UMT LT Trust.

I. Securitizations

On January 28, 2005, United Mortgage Trust and two of its wholly-owned subsidiaries, UMT LT Trust as the “Seller” and UMT Funding Trust as the “Depositor,” both Maryland real estate investment trusts, simultaneously entered into agreements described below for the securitization of $9,700,797 principal amount of United Mortgage Trust mortgage loans through the private issuance of $ 7,275,598 in 9.25% Class A Notes (“Notes”). The Notes, together with $2,425,199 in Class B Certificates (the “Certificates”), collectively referred to as the “Securities” were issued by Wachovia Bank as Trustee pursuant to a Trust Agreement dated as of January 1, 2005 between the Bank and the Depositor. The Class A Notes were then sold by the Depositor to Bayview Financial, L.P. (“Bayview”), pursuant to a Purchase Agreement dated as of January 26, 2005 (the “Note Purchase Agreement”) between Bayview, the Depositor and United Mortgage Trust. The Notes were sold pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.
The Securities evidence the entire beneficial ownership interest in a Trust Fund created under the Trust Agreement, which consists of a pool of performing first lien residential mortgage loans and contracts for deed (the “Mortgage Loans”) with an aggregate principal balance of $9,700,797 as of January 1, 2005. United Mortgage Trust transferred the Mortgage Loans (excluding the servicing rights) to the Seller as a capital contribution and the Seller sold the Mortgage Loans to the Depositor pursuant to a Mortgage Loan Sale Agreement dated as of January 1, 2005. The Investor and the securitization trust have no recourse to the Company’s other assets for failure of debtors to pay when due. The Company’s retained interests are subordinate to the Investor’s interests. The value of the transferred mortgage loans is subject to credit and prepayment risks. The Class B Certificates give the Depositor the right to receive all remaining monthly interest after all payments due on the Class A Notes and all principal and interest on the Mortgage Loans after retirement of the Class A Notes. The Class B Certificates will be retained by the Depositor.

Simultaneously with the Depositor’s conveyance of the Mortgage Loans to the Trustee and pursuant to the terms of a Servicing Rights Transfer Agreement dated as of January 1, 2005 United Mortgage Trust, as owner of the servicing rights to the Mortgage Loans, transferred the servicing rights to the Mortgage Loans to Bayview and, pursuant to a Sub Servicing Agreement dated as of January 1, 2005 PSC, a related party of the Company, agreed with Bayview to act as sub-servicer of the Mortgage Loans.

On April 13, 2004, the Company, through UMT LT Trust and UMT Funding Trust, completed a securitization of approximately $12.6 million in principal amount of mortgage loans carrying a weighted average interest rate of 11.66% and sold approximately $9.5 million of such securitized loans to Bayview Financial Trading Group, L.P. (“Investor”). In connection with the securitization, the Company retained servicing responsibilities and a $3.1 million subordinated interest. The Company will receive annual servicing fees of 0.5 percent of the outstanding balance, which the Company has assigned to PSC. The Company did not record a servicing asset or liability for the servicing rights retained as the fees will be paid directly to PSC.

The Company has rights to future cash flows arising after the Investor in the securitization trust has received the return for which they are contracted, 9.25 percent.

Gain or loss on the sale of the mortgage loans depends in part on the previous carrying value of the loans involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair market value at the date of transfer. To obtain fair values, quoted market prices are used if available. However, quotes were not available for the Company’s retained interests, so the Company estimated fair value based on the present value of future expected cash flows using management’s best estimate of the key assumptions: credit losses, prepayment rates and discount rates commensurate with the risks involved. The Company used an expected weighted-average life of 5.5 years. Based on expected credit losses of 1.5%, prepayment rate of 18.2% and a discount rate of 11.0%, no gain or loss was recognized related to the sale of these mortgage loans as the carrying value approximated the fair value at the date of the securitization.

The sensitivity to an immediate 10% and 20% adverse change in the assumptions used to measure fair value of the securitized mortgage loans is as follows:

FOR THE 2005 SECURITIZATION
Prepayment speed assumption (annual rate):
Impact on fair value of 10% adverse change	$15,000
Impact on fair value of 20% adverse change	30,000

Expected credit losses (over remaining life of loans):
Impact on fair value of 10% adverse change	12,000
Impact on fair value of 20% adverse change	24,000

Residual cash flows discount rate (annual):
Impact on fair value of 10% adverse change	221,000
Impact on fair value of 20% adverse change	433,000

FOR THE 2004 SECURITIZATION
Prepayment speed assumption (annual rate):
Impact on fair value of 10% adverse change	9,000
Impact on fair value of 20% adverse change	18,000

Expected credit losses (over remaining life of loans):
Impact on fair value of 10% adverse change	11,000
Impact on fair value of 20% adverse change	23,000

Residual cash flows discount rate (annual):
Impact on fair value of 10% adverse change	213,000
Impact on fair value of 20% adverse change	$418,000

These sensitivities are hypothetical and should be used with caution.  Changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear.  Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

J. QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected financial data (unaudited) for the years ended December 31, 2006 and 2005 is set forth below:
2006	Revenues	Net Income	Net Income (Loss) Per Share Basic/Diluted	Weighted Average Shares Outstanding
First quarter	$4,078,554	$2,480,364	$0.35	7,060,814
Second quarter	4,126,454	2,001,485	$0.28	7,041,129
Third quarter	4,434,251	2,817,149	$0.41	6,948,740
Fourth quarter	4,571,872	2,809,222	$0.41	6,925,235

For the year	$17,211,131	$10,108,220	$1.45	6,993,980

2005	Revenues	Net Income	Net Income (Loss) Per Share Basic/Diluted	Weighted Average Shares Outstanding
First quarter	$3,542,742	$1,700,112	$0.24	7,031,366
Second quarter	3,723,820	2,846,816	$0.40	7,030,468
Third quarter	3,877,168	2,600,441	$0.37	7,003,263
Fourth quarter	3,870,005	2,098,865	$0.30	7,040,149

For the year	$15,013,735	$9,246,234	$1.32	7,026,311

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006 was performed by the Company’s Chief Executive Officer and Chief Financial Officer. Based on such evaluation, management has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter of 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The trustees are responsible for the overall management and control of our business. The Advisor manages the day-to-day operations and we have retained the Advisor to use its best efforts to seek out and present to us suitable and a sufficient number of investment opportunities that are consistent with our investment policies and objectives.

Our Declaration of Trust provides for not less than three or more than nine trustees, a majority of which must be independent trustees, except for a period of 60 days after the death, removal or resignation of an independent trustee. Each trustee serves for a one-year term. There are currently five trustees, four of which are independent trustees.

OUR TRUSTEES AND OFFICERS

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

Our trustees and officers are as follows:

Name	Age	Offices Held
Christine "Cricket" Griffin	54	Trustee, Chairman of the Board, President and Chief Financial Officer
Douglas R. Evans	61	Independent Trustee
Michele A. Cadwell	55	Independent Trustee
Phillip K. Marshall	57	Independent Trustee
Roger C. Wadsworth	59	Independent Trustee

Christine “Cricket” Griffin has been our President and Chief Financial Officer and a Trustee since July 1996. Since 2003 Ms. Griffin has been a limited partner of UMTH, which owns our Advisor. From 2003 until 2006 she was secretary for UMTH and President of UMTHGS. From June 1995 until July 1996, Ms. Griffin served as Chief Financial Officer of SCMI, a Texas based mortgage banking firm that is an Affiliate of the Advisor and that sold Mortgages Investments to us and provides mortgage servicing services for us. Her responsibilities at SCMI included day-to-day bookkeeping through financial statement preparation, mortgage warehouse lines administration, and investor communications and reporting. Additionally, Ms. Griffin was responsible for researching and implementing a note servicing system for SCMI and its sub servicer. Before joining SCMI, Ms. Griffin was Vice President of Woodbine Petroleum, Inc., a publicly traded oil and gas company for 10 years, during which time her responsibilities included regulatory reporting, shareholder relations, and supervision. Ms. Griffin is a 1978 graduate of George Mason University, Virginia with a Bachelor of Arts degree, summa cum laude, in Politics and Government.

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

Michele A. Cadwell has been one of our trustees since August 1997. She was a fee attorney for Commonwealth Land Title of Dallas, Texas, from 1999 until May, 2006, when she returned to private practice as an attorney for the oil and gas industry. From 1998 to 1999, Ms. Cadwell was Manager - Onshore Land Operations with EEX Corp. Her primary responsibilities included drafting and negotiating exploration and marketing agreements, analysis of legislation and regulatory proposals, researching complex mineral titles, organization and management of non-core property divestitures, settlement of land owner disputes and advising and testifying on matters before the Oklahoma Corporation Commission. From 1980 until 1998 she was employed with Enserch Exploration, Inc. as Senior Land Representative. Ms. Cadwell is a 1974 graduate of the University of Oklahoma with a Bachelors of Arts Degree in English and a Juris Doctor Degree in 1978. She is admitted to both the Oklahoma and Texas bars.

Phillip K. Marshall has served as one of our independent trustees since September, 2006. Mr. Marshall is a certified public accountant in the State of Texas. Since 2003, he has served as Chief Financial Officer of CDT Systems, Inc., a publicly-held company located in Addison, Texas that is engaged in water technology. From 2001 to 2003, he was a principal of Whitley Penn, independent certified public accountants. Prior to 2001, Mr. Marshall served as Director of Audit Services at Jackson & Rhodes PC and was previously an audit partner at Toombs, Hall and Foster and at KPMG Peat Marwick. Mr. Marshall received a BBA in Accounting, Texas State University in 1972. He is a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

Roger C. Wadsworth has served as one of our independent trustees since September 2006. Mr. Wadsworth has been the Chief Operating Officer of IMS Securities, Inc., a National Association of Securities Dealers member firm, since 2002. He holds a Series 7, 24, and 66 NASD License and is a licensed insurance agent in the State of Texas. Since 2003, he has also served as the National Director and Board Member of The National Due Diligence Alliance, Inc., a non-profit trade association of Independent NASD Broker-Dealer firms. From 1988 to 2002, he served as the Senior Vice President & Chief Administrative Officer of INVESTools, Inc. NASDAQ: IEDU (formerly Telescan, Inc.), a publicly-held company in the financial data, information, and analysis industry. Prior to

1988, he was the Co-Founder and Vice President of Information Management Services, Inc., a financial consulting and management firm. Mr. Wadsworth received a Bachelor of Business Administration in Finance from the University of Houston in 1971.

We did not have an audit committee during 2006 because we did not have a trustee that met the criteria for an audit committee financial expert. With the addition of Mr. Marshall as an Independent Trustee and the qualified accounting staff of our Advisor, we formed an audit committee in 2007.

THE ADVISOR

Effective on August 1, 2006, we entered into an Advisory Agreement with UMTHGS (“Advisor”) to manage our affairs and to select the investments we purchase. Our President, Christine “Cricket” Griffin, is a partner of our Advisor. The Advisor is controlled by UMT Services, Inc., the general partner of UMT Holdings, L.P. Todd F. Etter, Hollis Greenlaw and Michael K. Wilson are directors of UMT Services, Inc.

The directors and officers of UMT Services, Inc. and UMTHGS are set forth below.

Name	Age	Offices Held
Todd F. Etter	56	Chairman and Director of UMT Services, Inc.
Hollis M. Greenlaw	42	Director and Chief Executive Officer of UMT Services, Inc.
Michael K. Wilson	44	Director of UMT Services, Inc.
Michael Grant	43	President of UMTHGS and COO and CAO of UMTH, Secretary

Theodore “Todd” F. Etter, Jr. Mr. Etter has been a shareholder, director and Chairman of the Board of UMTH’s general partner, UMT Services, Inc. since March 2003. He has been a partner of UMTH, the parent company of our Advisor since March 2003. We lend money to UMTHLC, controlled by UMT Services, Inc., which originates, purchases, sells and services interim loans for the purchase and renovation of single-family homes. UMTH Land Development, L.P. is owned by UMTH, and UMTH Land Development owns a 50% interest in UDF, to which we have extended a $45 million line of credit. Since 2000, Mr. Etter has been the Chairman of UMTA, our Advisor until July 31, 2006. Mr. Etter has overseen the growth of United Mortgage Trust from its inception in 1997 to over $150 million in capital. Since 1998, Mr. Etter has been a 50% owner of and has served as a director of CRG. Since 2002, he has served as a director of RAFC, which is 50% owned by SCMI. Both CRG and RAFC are Texas corporations that originated, sold and serviced mortgage loans for the purchase, renovation and construction of single-family homes and modular and manufactured home. In 1992, Mr. Etter formed, and since that date has served as President of SCMI, a Texas corporation, from which we acquired mortgage investments. From 1980 through 1987, Mr. Etter served as a Principal of South Central Securities, an NASD member firm. In 1985, he formed South Central Financial Group, Inc., a Dallas, Texas-based investment banking firm, and he continues to serve as its President. From 1974 through 1981, he was Vice President of Crawford, Etter and Associates, a residential development, marketing, finance and construction company. Mr. Etter is a registered representative of IMS Securities, an NASD member and one of our selling group members. Mr. Etter received a Bachelor of Arts degree from Michigan State University in 1972.

      Hollis M. Greenlaw. Since March 2003, Mr. Greenlaw has been a shareholder, director, President and Chief Executive Officer of UMT Services, Inc., the general partner of UMTH, which owns and controls our Advisor. Since 2003, Mr. Greenlaw has been Chief Executive Officer of UMTH Land Development, L.P., which owns a 50% interest in UDF, to which we have extended a $45 million line of credit. Since March 2003, he has been Chief Executive Officer of United Development Funding, Inc., which is the general partner of United Development Fund L.P. UMTHLD is the General Partner of UDF III, which is obligated as a limited guarantor of the UDF line of credit. Mr. Greenlaw has directed the funding of over $261 million in loans and investments for UDF, UDF II and UDF III. Since May 1997, Mr. Greenlaw has been a partner of The Hartnett Group, Ltd., a closely-held private investment company managing over $40 million in assets. The Hartnett Group, Ltd. and its affiliated companies (1) engage in securities and futures trading; (2) acquire, develop, and sell real estate, including single-family housing developments, commercial office buildings, retail buildings and apartment homes; (3) own several restaurant concepts throughout the United States; and (4) make venture capital investments. From March 1997 until June 2003,

Mr. Greenlaw served as Chairman, President and CEO of a multi-family real estate development and management company owned primarily by The Hartnett Group, Ltd. and developed seven multi-family communities in Arizona, Texas and Louisiana with a portfolio value exceeding $80 million. Prior to joining The Hartnett Group, Ltd., Mr. Greenlaw was an attorney with the Washington, D.C. law firm of Williams & Connolly, where he practiced business and tax law from 1992 until 1997. Mr. Greenlaw received a Bachelor of Arts degree from Bowdoin College in 1986, where he was a James Bowdoin Scholar and elected to Phi Beta Kappa, and received a Juris Doctorate from the Columbia University School of Law in 1990. Mr. Greenlaw is a member of the Maine, District of Columbia and Texas bars.

Michael K. Wilson. Since 2006, Mr. Wilson served as a director of UMT Services, Inc., the general partner of UMTH, which owns and controls our Advisor. Since August 2005 he has been President UMTH Funding Services, L.P., which is owned by UMTH. From January 2003 through January 2004, Mr. Wilson served as Senior Vice President of operations of Interelate, Inc., a marketing services business process outsourcing firm. From September 2001 to December 2002, Mr. Wilson was the sole principal of Applied Focus, LLC, an independent management consulting company that provided services to executives of private technology companies. Mr. Wilson continues to serve as a consultant for Applied Focus, LLC. From April 1998 to September 2001, Mr. Wilson served as Senior Director and Vice President of Matchlogic, the online database marketing division of Excite@Home, where he directed outsourced ad management, CRM and relationship marketing service for Global 500 clients. From July 1985 to April 1998, Mr. Wilson was employed with Electronic Data Systems (EDS) in Detroit, Michigan where he directed several multi-million dollar IT services engagements in the automotive industry. Mr. Wilson graduated from Oakland University in 1985 with a Bachelor of Science degree in Management Information Systems and earned a Master of Business Administration degree from Wayne State University in 1992.

Michael M. Grant. Since 2006, Mr. Grant has served as Chief Operating Officer and Chief Accounting Officer of UMTH, as well as, President and Secretary of UMTHGS. From June 1997 through April 2006, Mr. Grant served in a number of financial roles with Wyndham International, an owner and operator of hotels and resorts. His roles included Senior Vice President of Internal Audit and Sarbanes-Oxley implementation and compliance, Senior Director of Accounting Systems and Director of Centralized Accounting. From 1994 to 1997, Mr. Grant served as a Regional/Divisional Controller for Club Corporation of America, an owner and operator of private clubs and golf courses. From 1985 to 1993, Mr. Grant was employed by KPMG and specialized in providing audit services to SEC clients in Boston and Dallas in industries including manufacturing, financial services and hospitality. Mr. Grant graduated from the University of Texas at Austin in 1985 with a Bachelors of Business Administration in Accounting and earned his Masters of Business Administration from the University of Texas at Dallas in 2003. Mr. Grant is a certified public accountant in the State of Texas.

Christine “Cricket” Griffin. Since 2003, Ms. Griffin has been a partner of UMTH and until 2006 served as President of UMTHGS and as the secretary for UMTH. For Ms. Griffin’s biographical information, please see above under “Trustees and Officers”.

SUMMARY OF THE ADVISORY AGREEMENT

With the approval of our trustees, including all of the Independent trustees, we entered into a contract with the Advisor (the “Advisory Agreement”) effective on August 1, 2006, under which the Advisor provides us with our day-to-day administrative services. In addition, the Advisor is obligated to use its best efforts to develop and present to us, whether through its own efforts or those of third parties retained by it, a sufficient number of suitable investment opportunities that are consistent with our investment policies and objectives as well as any investment programs that the trustees may adopt from time to time in conformity with the Declaration of Trust.

Although our trustees retain exclusive authority over our management, the conduct of our affairs and the management and disposition of our assets, the trustees have initially delegated to the Advisor, subject to the supervision and review of the trustees and consistent with the provisions of our Declaration of Trust, the following responsibilities:

•	develop underwriting criteria and a model for our investment portfolio;

•	acquire, retain or sell our mortgage investments;

•
seek out, present and recommend investment opportunities consistent with our investment policies and objectives, and negotiate on our behalf with respect to potential investments or the disposition thereof;

•	pay our debts and fulfill our obligations, and handle, prosecute and settle any of our claims, including foreclosing and otherwise enforcing mortgages and other liens securing investments;

•	obtain such services as may be required by us for mortgage brokerage and servicing and other activities relating to our investment portfolio;

•	evaluate, structure and negotiate prepayments or sales of mortgage investments;

•	manage the structuring and registration of additional shares for our offering;

•	develop our administrative budget;

•	administer our day-to-day operations;

•	coordinate marketing and sales of our shares;

•	develop and maintain our web site;

•	administer our Share Repurchase and Dividend Reinvestment Programs;

•	coordinate engagement of market makers and listing of our shares at the appropriate time;

•	develop institutional and retail secondary market interest for our shares;

•	arrange our note warehousing credit facility and provide required financial guarantees;

•	negotiate our loan purchases;

•	develop and monitor our investment policies;

•	develop a high yield loan acquisition program;

•	oversee loan servicing for our portfolio;

•	oversee acquisition and disposition of our investments;

•	manage our assets; and from time to time, or as requested by the trustees, make reports to us regarding the Advisor's performance of the foregoing services.

The Advisory Agreement had an initial term of one year and is subject to an annual evaluation of the performance of the Advisor by the trustees. The Advisory Agreement may be terminated (1) without cause by the Advisor or (2) with or without cause by a majority of the independent trustees. Termination under either of those provisions may be made without penalty and upon 60 days' prior written notice to the non-terminating party.

The Advisor may engage in other business activities related to real estate, mortgage investments or other investments whether similar or dissimilar to those made by us or act as advisor to any other person or entity having investment policies whether similar or dissimilar to ours (including other REITs). Except for the allocation of investments between us and other affiliated programs as described in related party transactions, the officers and directors of the Advisor and all persons controlled by the Advisor and its officers and directors may take advantage of an opportunity for their own account or present or recommend it to others, however, they are obligated to present an investment opportunity to us if (1) that opportunity is of a character which could be taken by us, (2) that opportunity is compatible with our investment objectives and policies and (3) we have the financial resources to take advantage of that opportunity.

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

CODE OF ETHICS

Our Board of Trustees has adopted a Code of Conduct and Business Ethics that is applicable to all trustees, officers and employees of the company. You may obtain a copy of this document free of charge by mailing a written request to: Investor Relations, United Mortgage Trust, 1702 N Collins Blvd., Richardson TX 75080, or by sending an email request to: cgriffin@UMTH.com. You may also access our Code of Conduct through our website: www.unitedmortgagetrust.com

ITEM 11. EXECUTIVE COMPENSATION.

We have no employees. Our operations are maintained by our Advisor, under the guidance of our trustees.

Compensation Of Trustees

Trustees who are not independent trustees do not receive any compensation for acting as trustees. Independent trustees are entitled to receive the greater of $1,000 per meeting or a minimum of $15,000 per year. For each year in which they serve, each Independent Trustee will also receive 5-year options to purchase 2,500 shares at an exercise price of $20 per share (not to exceed 12,500 shares per Trustee). In addition, independent trustees, serving prior to our merger termination have received compensation for their activities as part of the independent committee formed to evaluate and negotiate the proposed merger.

The table below provides information on Trustee Compensation:

Name/Year	Fees Earned	Stock Awarded	Value of Options Awarded if Exercised	Non-Equity Incentive Plan Compensation (1)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings (2)	All other Compensation	Total
2006
Christine Griffin (3)	--	--	--	--	--	8,333	$8,333
Douglas R. Evans	$15,000	--	50,000	--	--	--	$65,000
Michele A. Cadwell	$15,000	--	50,000	--	--	--	$65,000
Phillip K. Marshall (4)	$1,875	--	--	--	--	--	$1,875
Roger C. Wadsworth (4)	$1,875	--	--	--	--	--	$1,875
Paul R. Guernsey (4)	$3,000	--	--	--	--	--	$3,000
Richard D. O'Connor, Jr. (4)	$3,000	--	--	--	--	--	$3,000

2005
Christine Griffin (3)	--	--	--	--	--	--	--
Douglas R. Evans (5)	$38,000	--	50,000	--	--	--	$88,000
Michele A. Cadwell (3)	--	--	--	--	--	--	--
Paul R. Guernsey (5)	$38,000	--	50,000	--	--	--	$88,000
Richard D. O'Connor, Jr. (5)	$38,000	--	50,000	--	--	--	$88,000

(1) We do not have an incentive plan.
(2) We do not have a pension plan.
(3) Denotes a Trustee who is not considered an Independent Trustee. Ms. Griffin is not independent because she is an officer of the company. She therefore is not eligible for options or trustees fees, She has received compensation on a consulting basis, subsequent to her retirement from day-to-day operations. Ms. Cadwell was not independent during 2005 but regained her independent status in 2006.

(4) Denotes a Trustee who served less than a full year. Messrs. Guernsey and O'Connor resigned in June 2006. Messrs. Marshall and Wadsworth were appointed to the board in November 2006.
(5) The fees received were fees paid to Trustees who were members of the Independent Trustees Committee responsible for negotiation the proposed merger and rendering a fairness opinion.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of March 3, 2006 by each person who is known to us to be the beneficial owner of more than 5% of our shares and the beneficial ownership of all trustees and officers as a group as of such date.

Name	Number of Shares (1)	Percent of Class
Christine Griffin (2)	-	-
Douglas R. Evans (2) (3)	12,500	0.18%
Michele A. Cadwell (2) (3)	2,500	0.04%
Phillip K. Marshall (2)	-	-
Roger C. Wadsworth (2)	-	-
All Trustees and Executive Officers as a Group (5 persons) (4)	15,000	0.22%

(1) For purposes of this table, shares indicated as being owned beneficially include shares that the beneficial owner has the right to acquire within 60 days of March 3, 2007. For the purpose of computing the percentage of the outstanding shares owned by a shareholder, shares that may be acquired during the 60 days following March 3, 2007 are deemed to be outstanding securities of the class owned by that shareholder but are not deemed to be outstanding for the purpose of computing the percentage by any other person.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

1) UMT Holdings, L.P. (“UMTH”) is a Delaware limited partnership which is in the real estate finance business. UMTH holds a 99.9% limited partnership interest in UMTH Lending Company, L.P., which originates interim loans that the Company is assigned, UMTH Land Development, L.P., which holds a 50% profit interest in UDF and acts as UDF's asset manager, and Prospect Service Corp.(“PSC”), which services the Company residential mortgages and contract for deed and manages the Company’s REO. In addition, UMTH has guaranteed the obligations of CRG, RAFC and SCMI under the Secured Notes. United Development Funding III, L.P., (“UDF III”) which is controlled by UMTH Land Development, L.P., has provided a limited guarantee of the UDF line of credit. The Company’s President, Christine “Cricket” Griffin, is a partner of UMTH.

2) UMTH Lending, L.P. (“UMTHLC”) is a Delaware limited partnership, and subsidiary of UMTH. The Company has loaned and will continue to loan money to UMTHLC so it can make loans to its borrowers. The loans are collaterally assigned to the Company, as security for the promissory note between UMTHLC and the Company. The unpaid principal balance of the loans at December 31, 2006 and 2005 was approximately $39,468,000 and $24,164,000, respectively.

3) Capital Reserve Group, Inc. (“CRG”) is a Texas corporation that is 50% owned by Todd Etter and William Lowe, partners of UMTH, which owns the Advisor. CRG was in the business of financing home purchases and renovations by real estate investors. The Company loaned money to CRG to make loans to other borrowers. During 2006 the Company took direct assignment of the remaining loans from CRG with full recourse. The unpaid principal balance of the loans at December 31, 2006 and 2005 was approximately $1,249,000 and $2,030,000, respectively.

4) Ready America Funding (“RAFC”) is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter. RAFC is in the business of financing interim loans for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors. The Company continues to directly fund obligations under one existing RAFC loan, which was collaterally assigned to the Company, but does not fund new originations. The unpaid principal balance of the loans at December 31, 2006 and 2005 was approximately $23,844,000 and $21,087,000, respectively.

5) SCMI is a Texas based mortgage bank of which the sole beneficial shareholder is Todd Etter. Christine “Cricket” Griffin, the Company’s President, was the Chief Financial Officer of SCMI from June 1995 until July 1996. The Company loaned money to SCMI to make loans to other borrowers. The loans were collaterally assigned to the Company as security for the promissory note between SCMI and the Company. SCMI currently is the obligor on $156,000 in residential mortgages. SCMI no longer has any outstanding interim loans and had approximately $150,000 at December 31, 2005.

6) Recourse Obligations. United Mortgage Trust has made loans to (a) CRG, which is owned by Todd Etter and William Lowe, (b) RAFC, which is owned by SCMI and two companies owned by Craig Pettit, Eastern Intercorp, Inc. and Ready Mortgage Corp. (“RMC”), and (c) SCMI, which is owned by Todd Etter, (these companies are referred to as the "originating companies"), each of which has used the funds to originate loans, which are referred to as "underlying loans," that are pledged to United Mortgage Trust as security for such originating company's obligations to United Mortgage Trust. When principal and interest on an underlying loan are due in full, at maturity or otherwise, the corresponding obligation owed by the originating company to United Mortgage Trust is also due in full.

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

On March 30, 2006, but effective December 31, 2005, the Company and each originating company agreed to consolidate (1) all outstanding amounts owed by such originating company to the Company under the loans made by the Company to the originating company and under the deficiency notes described above and (2) the estimated maximum future liability to the Company under the recourse arrangements described above, into secured promissory notes. Each originating company issued to the Company a secured variable amount promissory note dated December 31, 2005 (the “Secured Notes”) in the principal amounts shown below, which amounts represent all principal and accrued interest owed as of such date. The initial principal amounts are subject to increase up to the maximum amounts shown below if the Company incurs losses upon the foreclosure of loans covered by recourse arrangements with the originating company. The Secured Notes (including related guaranties discussed below) are secured by an assignment of the distributions on the Class C units, Class D units and Class EIA units of limited partnership interest of UMT Holdings held by each originating company.

Name	Initial principal amount	Balance at December 31, 2006	Maximum principal amount	Units pledged as security	Units remaining at December 31, 2006
CRG	$2,725,442	$3,456,891	$3,372,904	4,984 Class C	4,573 Class C
RAFC	$3,243,369	$5,091,463	$5,274,436	6,739 Class C and all EIA	5,838 Class C and all EIA
SCMI	$3,295,422	$3,426,879	$3,448,643	4,000 Class C	3,597 Class C

The CRG balance at December 31, 2006 exceeded the maximum principal balance by approximately $84,000. The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the UPB that we originally anticipated and out paced the minimum principal reductions scheduled for the loans. We are analyzing whether this will occur with either RAFC or SCMI. We will ask UMTH to accelerate principal reductions if necessary or we may increase amend the Secured Notes to accommodate the rapid liquidation of properties.
The Secured Notes bear interest at a rate of 10% per annum. The CRG and RAFC Secured Notes mature in 15 years. The SCMI Secured Note matures in approximately 22 years, which was the initial amortization of the deficiency notes from SCMI that were consolidated. The Secured Notes require the originating company to make monthly payments equal to the greater of (1) principal and interest amortized over 180 months and 264 months, respectively, or 2) the amount of any distributions paid to the originating company with respect to the pledged Class C and EIA units.

The Secured Notes have also been guaranteed by the following entities under the arrangements described below, all of which are dated effective December 31, 2005:

•	UMT Holdings. This guaranty is of all amounts due under all of the Secured Notes and is unsecured.
•
WLL, Ltd., an affiliate of CRG. This guaranty is of all amounts due under Secured Note from CRG is non-recourse and is secured by an assignment of 2,492 Class C Units and 732 Class D units of limited partnership interest of UMT Holdings held by WLL, Ltd.

•
RMC. This guaranty is non-recourse, is limited to 50% of all amounts due under the Secured Note from RAFC and is secured by an assignment of 3,870 Class C units of limited partnership interest of UMT Holdings.

In addition, WLL, Ltd. has obligations to UMT Holdings under an indemnification agreement between UMT Holdings, WLL, Ltd. and William Lowe, under which UMT Holdings is indemnified for certain losses on loans and advances made to William Lowe by UMT Holdings. That indemnification agreement allows UMT Holdings to offset any amounts subject to indemnification against distributions made to WLL, Ltd. with respect to the Class C and Class D units of limited partnership interest held by WLL, Ltd. Because WLL, Ltd. has pledged these Class C and Class D units to the Company to secure its guaranty of Capital Reserve Corp.'s obligations under its Secured Note, UMT Holdings and the Company entered into an Intercreditor and Subordination Agreement under which UMT

Holdings has agreed to subordinate its rights to offset amounts owed to it by WLL, Ltd. to the Company’s lien on such units.

7) REOPC is a Texas limited partnership owned by UMTH. Its mission was to manage and sell REO properties, including the Company's, for which it receives a fee. The Company loaned money to REOPC to acquire foreclosed properties from CRG and UMTHLC. The unpaid principal balance of the loans at December 31, 2006 was zero and at December 31, 2005 was approximately $788,000. Until September of 2006, when PSC took over management of REO, the Company paid a monthly loan servicing fee to REOPC. The fee was calculated as 0.8% of the Company’s basis in the property. Fees paid in 2006, 2005 and 2004 were approximately $18,000, $24,000 and $23,000, respectively. The Company paid real estate sales commissions to REOPC in 2006 and 2005 of approximately $22,000 and $75,000. No commissions were paid in 2004.

8) RMC, a Texas based real estate finance company, is owned by Craig Pettit, who is a limited partner of UMTH. The Company loaned money to RMC to make loans to other borrowers. The loans were collaterally assigned to the Company as security for the promissory note between RMC and the Company. The unpaid principal balance of the remaining loans at December 31, 2006 and 2005 was zero and $192,000, respectively.

9) On June 20, 2006, the Company entered into a Second Amended and Restated Secured Line of Credit Promissory Note (the "Amendment") with United Development Funding, L.P., a Nevada limited partnership ("UDF") that is affiliated with the Company's Advisor, UMTHGS. The Amendment amends an existing revolving line of credit facility ("Loan") to increase the line of credit to $45 million. The Loan matures on December 31, 2009. The purpose of the Loan is to finance UDF's loans and investments in real estate development projects.

The Loan is secured by the pledge of all of UDF's land development loans and equity investments. Those UDF loans may be first lien loans or subordinate loans.

The Loan interest rate is the lower of 15% or the highest rate allowed by law, further adjusted with the addition of a credit enhancement to a minimum of 13.5%.

UDF may use the Loan proceeds to finance indebtedness associated with the acquisition of any assets to seek income that qualifies under the Real Estate Investment Trust provisions of the Internal Revenue Code to the extent such indebtedness, including indebtedness financed by funds advanced under the Loan and indebtedness financed by funds advanced from any other source, including Senior Debt, is no less than 85% of 80% (68%) of the appraised value of all subordinate loans and equity interests for land development and/or land acquisition owned by UDF and 75% for first lien secured loans for land development and/or acquisitions owned by UDF.

As a condition of the Amendment, UDF III, a newly formed public limited partnership that is affiliated with UDF and with our Advisor, has provided a guarantee of payment and performance of the Loan up to $30 million.

The Loan is subordinate to UDF Senior Debt, which is defined as all indebtedness due and owing by UDF pursuant to (i) that certain loan guaranty to Colonial Bank in the amount of $8,750,000, (ii) that certain loan to OU Land Acquisition, L.P. in the principal amount of $25,000,000, (iii) a line of credit provided by Textron Financial Corporation in the amount of $30,000,000, and (iv) all other indebtedness of UDF to any national or state chartered banking association or other institutional lender that is approved by Lender in writing.

10) Loans made to affiliates of the Advisor. Below is a table of the aggregate principal amount of mortgages funded each year indicated, from the companies affiliated with the Advisor, and named in the table and aggregate amount of draws made by UDF under the line of credit, during the three years indicated:

Affiliated Company	2006	2005	2004
CRG	$152,000	--	$1,704,000
RAFC	$11,804,000	$14,145,000	$24,203,000
REOPC	--	$218,000	$894,000
RMC	--	$1,129,000	$856,000
SCMI	--	--	--
UMTHLC	$59,023,000	$33,058,000	$16,877,000
UDF	$16,562,000	$43,966,000	$48,856,000

All loans purchased from affiliates during the past three years have been purchased at par value.

11) Until July 31, 2006 the Company’s Advisor was UMT Advisors, Inc. (“UMTA”). As of August 1, 2006, the Company entered into an Advisory Agreement with UMTHGS. Under the terms of the agreement, UMTHGS is paid a monthly trust administration fee. The fee is calculated monthly as 1/12 of 1% of the balance of income producing assets. During 2006, 2005 and 2004 the net fees paid to the Company’s Advisors were approximately $843,000, $887,000 and $945,000, respectively. The Company also paid fees to UMTA related to the Bayview transactions of $146,000 and $188,000 in 2005 and 2004, respectively. Upon entering into the Advisory Agreement with UMTHGS, they agreed to pay the Company $500,000 and assume the $377,000 due us from the previous advisor over a period of 12 months. During 2006, approximately $200,000 of the consideration fee was received by the Company and netted against trust administration fees, and $157,000 of the assumed debt was paid.

12) The Company pays loan servicing fees to PSC, a subsidiary of UMTH, under the terms of a Mortgage Servicing Agreement. The Company paid loan servicing fees of approximately $20,000, $45,000 and $109,000 during 2006, 2005 and 2004, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Whitley Penn LLP has served as our independent registered public accounting firm since July 2002. The Board of Trustees approves all audits, non-audit, tax and other fees payable to our auditors.

The following table reflects fees billed by Whitley Penn LLP for services rendered to us in 2006, 2005 and 2004:

Nature of Service	2006	2005	2004	Purpose
Audit fees	$108,000	$115,000	$61,000	For audit of our annual financial statements, review of Quarterly financial statements included in our Forms 10-Q and review of other SEC filings
Tax fees	$7,100	$6,800	$5,000	For preparation of tax returns and tax compliance
All other fees	--	--	--

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed:

(1) Financial Statements of the Company are included in Item 8.
(2) Financial Statement Schedules - all schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto included in Item 8.
(3) Exhibits. See the Exhibit Index following for a list of the exhibits that are filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 2, 2007.

UNITED MORTGAGE TRUST

By:	/s/ CHRISTINE A. GRIFFIN
Christine A. Griffin
President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:
/S/ CHRISTINE A. GRIFFIN	Trustee, Chairman of the Board and President	April 2, 2007
Christine A. Griffin

Principal Financial and Accounting Officer
/S/ CHRISTINE A. GRIFFIN	Trustee, Chairman of the Board and President	April 2, 2007
Christine A. Griffin

/S/DOUGLAS R. EVANS	Independent Trustee	April 2, 2007
Douglas R. Evans

/S/MICHELE A. CADWELL	Independent Trustee	April 2, 2007
Michele A. Cadwell

/S/PHILLIP K. MARSHALL	Independent Trustee	April 2, 2007
Phillip K. Marshall

/S/ROGER C. WADSWORTH	Independent Trustee	April 2, 2007
Roger C. Wadsworth

Exhibit Number	Description	Page
2.1
Agreement and Plan of Merger, dated as of September 1, 2005, among the Company, UMT Holdings, L.P. and UMT Services, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Firm 8-K/A filed February 12, 2006.

2.2
First Amendment to Agreement and Plan of Merger, entered into as of February 10, 2006, by and among the Company, UMT Holdings, L.P. and UMT Services, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on February 16, 2006.)

3.1	Form of Second Amended Restated Declaration of Trust	*
3.2	Bylaws of the Company	*
4.1	Form of certificate representing the shares	*
4.2	Dividend Reinvestment Plan (incorporated by reference from the prospectus to the Company's Registration Statement on Form S-3POS (File no, 333-136107), that became effective October 16, 2006))	**
4.3
Description of Share Repurchase Program (incorporated by reference from the prospectus to the Company's Registration Statement on Form S-3POS (File no, 333-136107), that became effective October 16, 2006))
**
10.1	Advisory Agreement dated August 14, 2006 between the Company and UMTH General Services, L.P. (incorporated by reference from Form 8-K filed August 16, 2006)
10.5	Form of Mortgage Servicing Agreement between the Company and South Central Mortgage, Inc., at a later date assigned to Prospect Service Corp.	*
10.7	Revolving Loan Agreement dated November 8, 2004 between the Company and Texas Capital Bank, N.A.	##
10.8
Fourth Amendment to Revolving Loan Agreement dated November 8, 2004 between the Company and Texas Capital Bank, N.A. together with Promissory Note and Amended and Restated Guaranty (incorporated by reference from Form 8-K/A filed August 2, 2006.)

10.9
Second Amended Secured Line of Credit Promissory Note and Security Agreement between the Company and United Development Funding, L.P. dated June 20, 2006 (incorporated by reference from Form 8-K filed June 21, 2006)

10.10	Subordination Agreement between the Company and Textron Financial Corporation dated as of June 14, 2006 (incorporated by Reference from Form 8-K filed June 21, 2006)
10.11	Secured Variable Amount Promissory Note dated December 31, 2005 issued by Capital Reserve Group, Inc. (incorporated by reference from Form 8-K filed March 31, 2006)
10.12	Secured Variable Amount Promissory Note dated December 31, 2005 issued by South Central Mortgage, Inc. (incorporated by reference from Form 8-K filed March 31, 2006)
10.13	Secured Variable Amount Promissory Note dated December 31, 2005 issued by Ready America Funding Corp. (incorporated by reference from Form 8-K filed March 31, 2006)
10.14
Form of Assignment of Limited Partnership Interest as Collateral Dated December 31, 2005 between the Company and Capital Reserve Group, Inc., South Central Mortgage, Inc., Ready America Funding Corp. and WLL, L.P. (incorporated by reference from Form 8-K filed March 31, 2006)

10.15	Guaranty dated December 31, 2005 between the Company and Ready Mortgage Corp. (incorporated by reference from Form 8-K filed March 31, 2006)
10.16	Guaranty dated December 31, 2005 between the Company and WLL, L.P. (incorporated by reference from Form 8-K filed March 31, 2006)
10.17	Guaranty dated December 31, 2005 between the Company and UMT Holdings, L.P. (incorporated by reference from Form 8-K filed March 31, 2006)
10.18	Intercreditor and Subordination Agreement dated December 31, 2005 between the Company and UMT Holdings, L.P. (incorporated by reference from Form 8-K filed March 31, 2006)
21	Subsidiaries of the Registrant (filed herewith)
23	Consent of Independent Registered Public Accounting Firm (filed herewith)
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith)

The exhibits marked with “*” are incorporated by reference from the Company's Registration Statement on Form S-11 (File No. 333-10109) that was declared effective on March 5, 1997. The exhibit marked with “**” is incorporated by reference from the Company's registration statement on Form S-11 (File No. 333-56520) that was declared effective on June 4, 2001. The exhibit marked “***” is incorporated by reference from our Report on Form 10-K for the period ending December 31, 2000. The exhibit marked “#” is incorporated by reference from the Company’s Report on Form 10-Q for the period ending June 30, 2001. The Exhibit marked “##” is incorporated by reference from the Company’s Report on Form 10-K for the period ending December 31, 2004.