Form 10-Q
period 2007-03-31
UNITED MORTGAGE TRUST
filed 2007-05-11
CIK 101390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares outstanding of the Registrant’s shares of beneficial interest, par value $0.01 per share, as of the close of business on April 15, 2007, was 6,895,529.

UNITED MORTGAGE TRUST
INDEX

PART I - FINANCIAL INFORMATION

Page - i

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED MORTGAGE TRUST
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$105,689	$3,661,724
Mortgage investments:
Investment in trust receivable	6,018,263	5,473,508
Interim mortgages, affiliates	68,789,944	64,883,388
Interim mortgages	16,227,621	17,825,519
Allowance for loan losses	(1,009,007)	(1,011,975)

Total mortgage investments	90,026,821	87,170,440

Line of credit receivable, affiliate	34,106,189	33,056,189
Accrued interest receivable	340,054	390,315
Accrued interest receivable, affiliate	4,248,160	3,331,204
Receivable from affiliate	136,611	230,861
Recourse obligations, affiliates	12,620,655	11,975,234
Residential mortgages and contracts for deed foreclosed	136,779	359,517
Interim mortgages foreclosed	416,174	776,643
Equipment, less accumulated depreciation of $23,054 and $22,120, respectively	2,803	3,737
Other assets	687,294	757,382

Total assets	$142,827,229	$141,713,246

Liabilities and Shareholders' Equity
Liabilities:
Line of credit payable	$28,222,623	$27,976,642
Dividend payable	831,846	806,000
Accounts payable and accrued liabilities	118,313	4,718

Total liabilities	29,172,782	28,787,360

Commitments and contingencies

Shareholders' equity:
Shares of beneficial interest; $.01 par value; 100,000,000 shares authorized; 8,016,472 and 7,985,423 shares issued, respectively; and 6,895,529 and 6,917,443 outstanding, respectively	80,165	79,854
Additional paid-in capital	141,404,361	140,783,690
Advisor's reimbursement	397,588	397,588
Cumulative distributions in excess of earnings	$(6,323,751)	$(7,366,618)

	135,558,363	133,894,514
Less treasury stock of 1,120,943 and 1,067,980 shares, respectively, at cost	(21,903,916)	(20,968,628)

Total shareholders' equity	113,654,447	112,925,886

Total liabilities and shareholders' equity	$142,827,229	$141,713,246

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Interest income derived from affiliates	$3,752,865	$3,014,549
Interest income	762,478	1,064,005
	4,515,343	4,078,554
Expenses:
Trust administration fee	182,451	260,595
Loan servicing fee	2,925	23,395
General and administrative	202,438	246,790
Provision for loan losses	207,311	787,375
Interest expense	409,994	280,035
	1,005,119	1,598,191

Net income	$3,510,224	$2,480,364

Net income per share of beneficial interest	$0.51	$0.35

Weighted average shares outstanding	6,891,364	7,066,402

Distributions per weighted share outstanding	$0.36	$0.35

See accompanying notes to consolidated financial statements.

United Mortgage Trust
Consolidate Statements of Cash Flow
(unaudited)

	For the Three Months Ended
	March 31,
	2007	2006
Operating Activities
Net income	$3,510,224	$2,480,364
Adjustments to reconcile net income
to net cash provided by operating activities:
Provision for loan losses	207,311	787,375
Depreciation	934	888
Net amortization of discount on mortgage investments	-	(2,161)
Changes in assets and liabilities:
Accrued interest receivable	(866,695)	(486,867)
Other assets	70,088	42,230
Accounts payable and accrued liabilities	113,595	(114,445)
Net cash provided by (used in) operating activities	3,035,457	2,707,384

Investing Activities
Investment in residential mortgages and contracts for deed	(563,422)	-
Principal receipts on residential mortgages and contracts for deed	2,508	738,564
Investment in interim mortgage notes	(23,221,409)	(24,477,637)
Principal receipts on interim mortgage notes	20,417,715	18,624,795
Recourse obligations, affiliates, net	238,703	444,088
Line of credit receivable, affiliate, net	(1,050,000)	413,819
Receivable from affiliate	94,250	(6,043)
Net cash provided by (used in) investing activities	(4,081,656)	(4,262,414)

Financing Activities
Proceeds from issuance of shares of beneficial interest	620,982	701,197
Purchase of treasury stock	(935,288)	(366,653)
Net borrowings (payments) on line of credit, payable	245,981	639,904
Dividends	(2,441,511)	(2,482,465)
Net cash provided by (used in) financing activities	(2,509,836)	(1,508,017)

Net increase (decrease) in cash	(3,556,035)	(3,063,047)
Cash at beginning of year	3,661,724	5,548,431
Cash at end of year	$105,689	$2,485,374

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$409,994	$280,035

Supplemental Disclosure of Cash Flow Information
Transfer of loans into recourse obligations, affiliates	$884,124	$1,613,769

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Nature of Business

United Mortgage Trust (the “Company”) is a Maryland real estate investment trust which qualifies as a real estate investment trust (a “REIT”) under federal income tax laws. The Company invests in: We invest exclusively in: (i) first lien secured mortgage loans with initial terms of 12 months or less for the acquisition and renovation of single family homes, which we refer to as “interim loans”; (ii) first lien secured construction loans for the acquisition of lots and construction of single-family homes, which we refer to as “construction loans”; (iii) lines of credit and secured loans for the acquisition and development of single-family home lots, referred to as “land development loans”; (iv) lines of credit and loans secured by developed single-family lots, referred to as “finished lot loans”; (v) lines of credit and loans secured by completed model homes, referred to as “model home loans”; and, formerly we invested in (vi) first lien, fixed rate mortgages secured by single-family residential property, which we refer to as “residential mortgages”. Additionally, our portfolio includes loans to affiliates of our Advisor, which we refer to as “recourse loans,”, all of which are referred to as the Company’s “Mortgage Investments.” Such loans are originated by others to the Company’s specifications or to specifications approved by the Company. Most, if not all, of such loans are not insured or guaranteed by a federally owned or guaranteed mortgage agency.

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

These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

3. Line of Credit Payable

On November 8, 2004, with trustee approval, the Company entered into a three year loan agreement for a $15 million revolving credit facility with a commercial bank. The line of credit payable was collateralized by certain interim mortgages and construction loans.  Interest on the outstanding balance accrues at the higher of the Prime Rate or the sum of the Federal Funds rate plus 1/2% per annum. On July 31, 2006 the Company executed the fourth modification of its credit facility to increase the borrowing base to $30,000,000. Outstanding balances on the credit facility at March 31, 2007 and December 31, 2006 were $28,222,623 and $27,976,642, respectively. The interest rate at March 31, 2007 was 8.75% compared to 8.00% at March 31, 2006.

4. Related Party Transactions

The Company relies on affiliates of its Advisor for the sourcing and origination of a majority of its Mortgage Investments.

a) Capital Reserve Group, Inc. (“CRG”) is a Texas corporation that is 50% owned by Todd Etter, an officer and principal shareholder of the former Advisor and shareholder and director of UMT Services, Inc. (“UMTSI”), the General Partner of UMTHGS. CRG was in the business of financing home purchases and renovations by real estate investors. The Company loaned money to CRG to make loans to other borrowers. During 2006 the Company took direct assignment with full recourse of the remaining CRG loans and has been liquidating them. The unpaid principal balance of the loans as of March 31, 2007 and 2006 was $836,980 and $2,292,091, respectively.

b) South Central Mortgage, Inc. (“SCMI”) is a Texas based mortgage bank of which the sole beneficial shareholder is Todd Etter, an officer and principal shareholder of the former Advisor and shareholder and director of UMTSI. Christine “Cricket” Griffin, the Company’s President and one of its trustees, was the Chief Financial Officer of SCMI from June 1995 until July 1996. The Company purchased first lien secured, fixed rate residential real estate mortgage loans sourced by or originated by SCMI. The loans were assigned to the Company when purchased. SCMI provided the Company with limited recourse on loans it sourced or originated and assigned to the Company. At the end of the first quarter, there was no remaining unpaid principal balance on loans sourced or originated by SCMI.

c) Ready America Funding (“RAFC”) is a Texas corporation that is 50% owned by SCMI. RAFC is in the business of financing interim mortgages for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors. Although the Company no longer loans money to RAFC, it has continued to fund current projects directly to RAFC’s borrowers. The unpaid principal balance of the loans as of March 31, 2007 and 2006 was $23,570,460 and $24,260,149, respectively.

UNITED MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)

d) UMT Holdings, LP (“UMTH”) is a Delaware limited partnership which is in the real estate finance business. Christine “Cricket” Griffin, the Company’s President; Todd Etter and Tim Kopacka, who own 100% of the Company's former Advisor; Craig Pettit, who owns 100% of Ready Mortgage Corp. and 100% of Eastern Intercorp Inc. which in turn owns 50% of RAFC; and William Lowe, who owns 50% of CRG, are limited partners in UMTH. Mr. Etter is a shareholder and director of UMTSI, the general partner of UMTH. UMTHGS is a subsidiary of UMTH and the Company’s Advisor. REO Property Company (“REOPC”) is a subsidiary of UMTH that provides real estate management services to the Company. Prospect Service Corp. (“PSC”) is a subsidiary of UMTH that acts as a mortgage servicer for the Company, and UMTH holds a 99% limited partnership interest in UMTH Land Development, L.P., which holds a 50% profit interest in UDF and acts as UDF's asset manager.

e) UMTH Lending, L.P. (“UMTHL”) is a Delaware limited partnership owned by UMTH. The Company has loaned and will continue to loan money to UMTHL to make loans to other borrowers. The loans are then collaterally assigned to the Company as security for the promissory note between UMTHL and the Company. The unpaid principal balance of the loans as of March 31, 2007 and 2006 was approximately $44,383,000 and $24,614,000, respectively.

f) Recourse Obligations, Affiliates Secured Notes:

Name	Principal Balance at March 31, 2007	Principal Balance at December 31, 2006	Maximum Note Amount

CRG	$3,825,024	$3,456,891	$3,372,904
SCMI	$3,455,497	$3,426,879	$3,448,643
RAFC	$5,340,134	$5,091,463	$5,274,436

The Company is aware that the principal balances at March 31, 2007 have exceeded the note balances for both CRG and RAFC by $452,120 and $65,698 respectively. The Company and those affiliated parties analyzed why this occurred and found that the rate at which foreclosed properties were selling was faster than the original model anticipated. Although the minimum payments were met and exceeded, they were outpaced by the rapid sell off of REO properties. The Company is deciding whether to require additional payments from the affiliates’ guarantor or whether new loans should be executed to allow for increased maximum note amounts through the remainder of the CRC and RAFC portfolio liquidations.

The Secured Notes bear interest at a rate of 10% per annum. The CRG and RAFC Secured Notes amortize over 14 years. The SCMI Secured Note amortize over 21 years, which was the remaining term of the underlying notes SCMI had recoursed. The Secured Notes require the originating company to make monthly payments equal to the greater of (1) principal and interest amortized over 180 months and 264 months, respectively, or 2) the amount of any distributions paid to the originating company with respect to the pledged Class C units of UMTH. UMT Holdings has also guaranteed the obligations of CRG, SCMI and RAFC under the Secured Notes.

g) UDF is a Nevada real estate finance company in which UMTH holds a limited partnership profit interest. On June 20, 2006, with Trustee approval, the Company extended and modified its line of credit with UDF. The term remained at five years and the interest rate was modified to a uniform 15% and the borrowing base increased to $45,000,000. UDF makes loans to real estate developers for the acquisition of land and development of single family residential lots. The principal balance as of March 31, 2007 and 2006 was $34,106,189 and $29,903,218, respectively.

Effective September 1, 2006, United Development Funding III, L.P. (“UDF III”) issued a guaranty to the Company for the UDF debt to a maximum of $30,000,000 subject to reductions based on UDF equity. In conjunction with the issuance of the guaranty, the interest rate on the UDF line was reduced to 14%.

h) The Company had an Advisory Agreement with UMTA which was terminated on July 31, 2006. Under the agreement, UMTA was paid a monthly trust administration fee. The fee was calculated monthly as 1/12 of 1/2 of 1% of the first $50,000,000 in income producing assets and 1/12 of 1% of assets exceeding $50,000,000. Trust administration fees paid during the three months ended March 31, 2006 to UMTA were $260,595.

UNITED MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)

i) The Company entered into an Advisory Agreement with UMTHGS effective August 1, 2006. Under the agreement, UMTHGS is paid an advisory fee calculated monthly as 1/12 of 1% of total income producing assets. Advisory services fees paid during the three months ended March 31, 2007 were $307,451.

As consideration for obtaining the advisory agreement, UMTHGS has agreed to pay the Company $500,000 in total over twelve monthly installments, the term of the agreement. The fee will be recognized as a reduction of trust administration fees over the one-year term. The fee recognized during the three months ended March 31, 2007 was $125,000.

j) The Company pays loan servicing fees to PSC under the terms of a Mortgage Servicing Agreement to service its residential mortgages and contracts for deed. The Company paid loan servicing fees of $2,725 and $23,000 during the three months ended March 31, 2007 and 2006, respectively. In addition, the Company pays PSC to sell its foreclosed properties. The Company pays PSC a fee based on 4% of the contract price of each sale. During the three months ended March 31, 2007 fees paid were $8,014. No commissions were paid to PSC during the 2006 quarter.

k) The Company paid REOPC fees to maintain and sell its foreclosed properties during 2006. The monthly property management fee was calculated as 0.8% of the Company’s basis in the property. The management fee for the first quarter 2006 was $7,957. No fees were paid during the 2007 quarter. The Company paid real estate sales commissions to REOPC during the first quarter 2006 of $1,400. No commissions were paid to REOPC during the 2007 quarter.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

General Investment Information

Since 2000 the Company has shifted its investment allocation as it adapted to changes in real estate markets. Our portfolio concentrations have shifted over ten years of investing, as we have sought adequate supplies of suitable loans in a changing real estate finance market. The chart below demonstrates a transition from long term 1st lien single family loans to first lien interim loans of 12 months or less in term for the purchase and renovation of single family homes and the genesis and growth of our investment in a loan secured by 1st lien and subordinate single family lot development loans. We now reaffirm that we will continue to adapt to changes in our market. Management estimates that investment in land development loans will grow to at least 35%, or as much as 75%, of our portfolio by the end of 2007.

Loans Purchased

During the three months ended March 31, 2007 and 2006, we acquired interim mortgages from both affiliates and others, and funded draws on the UDF line of credit.

	Three Months Ended March 31,
	2007	2006
Interim Mortgages
Funded with affiliates	$21,056,000	$18,604,000
Funded with others	$2,165,000	$5,874,000
Total funded	$23,221,000	$24,478,000

Number of loans funded with affiliates	274	186
Number of loans funded with others	5	25
Total number of loans funded	279	211

Principal paid off with affiliates	$17,150,000	$14,845,000
Principal paid off with others	$4,123,000	$3,780,000
Total principal paid off	$21,273,000	$18,625,000

Number of loans with affiliates paid off	205	251
Number of loans with others paid off	37	33
Total number of loans paid off	242	284

Line of Credit, Affiliate
Draws funded	$1,750,000	$5,109,000
Pay downs	$700,000	$5,523,000
Total change in balance	$1,050,000	$(414,000

Investment in Trust Receivable (Residential Mortgages and Contracts for Deed)
Purchase price	$563,000	$--
Number purchased from other sources	11	--
Aggregate principal balance	$563,000	$--
Average principal balance	$51,000	$--

At the end of the March 2007 and 2006 quarters our mortgage portfolio changed significantly to a concentration in interim mortgages and the UDF secured loans. Below is a table that summarizes our mortgage portfolio at the end of each quarter indicated:

	March 31,
	2007	2006
Interim Mortgages
Unpaid principal balance, affiliates	$68,790,000	$51,373,000
Unpaid principal balance, others	$16,227,000	$26,039,000

Loans foreclosed, others (not including reserve write down)	$771,000	$1,604,000

Number of loans outstanding, affiliates	922	677
Number of loans outstanding, others	205	296

Average unpaid principal balance	$75,000	$80,000
Remaining term in months: less than	12	12
Yield on investments	13.60%	12.98%

Line of Credit, Affiliate	$34,106,000	$29,903,000
Term remaining in months	36	48
Yield on investments	14.00%	14.31%

Recourse Obligations, Affiliates	$12,621,000	$10,434,000

Investment in Trust Receivable
Loans owned outright	68	20
Rental properties	1	2
Unpaid principal balance on loans owned outright	$2,507,000	$966,000
Securitized loans “B” piece balance	$3,511,000	$3,709,000
Foreclosed properties (not including reserve write down)	$250,000	$1,134,000
Term remaining: less than	360 months	360 months
Yield on investments	13.37%	12.83%

The following table illustrates percentage of our portfolio dedicated to each loan category:

	March 31,
	2007	2006
Interim mortgages with affiliates	50%	42%
Interim mortgages with others	12%	21%
Line of Credit, Affiliate	25%	24%
Recourse obligations, affiliates	9%	9%
Trust receivable - loans owned outright	2%	1%
Trust receivable - securitized loans “B” piece	2%	3%

Page - 9

The pie charts below compare the percentages of income producing assets as of the periods indicated.

Page - 10

All of the properties that are security for the mortgage investments are located in the United States. Each of the properties was adequately covered by a mortgagee’s title insurance policy and hazard insurance.

During the three-month periods ended March 31, 2007 and 2006, our investments generated approximately $4,515,000 and $4,079,000 of interest income, respectively, representing an 11% increase over the prior period. The increase was attributed to the growth of our investment portfolio funded, in part, through our bank line of credit.

Operating expenses for the three-month periods ended March 31, 2007 and 2006 were approximately $1,005,000 and $1,598,000, respectively, a 37% decrease from the prior period. Changes in major categories of operating expenses are explained below:

Trust administration fee - $182,000 and $261,000 (a 30% decrease) between the comparable three-month periods of 2007 and 2006, respectively. The change in fees is a result of the new advisory services agreement with UMTHGS, effective August 1, 2006. Annual fees were increased to 1% of invested assets versus 1/2 of 1% of the first $50 million of invested assets and 1% on invested assets in excess of $50 million or an approximate blended rate of .8% of invested assets paid to the former Advisor. As consideration for obtaining the advisory agreement, UMTHGS has agreed to pay the Company $500,000 in total over twelve monthly installments, the term of the agreement. The fee will be recognized as a reduction of trust administration fees over the one-year term. The fee recognized during the three months ended March 31, 2007 was $125,000.

General and administrative - $202,000 and $247,000 (an 18% decrease) between the comparable three-month periods of 2007 and 2006, respectively. The decrease is primarily due to lower fess paid for professional service.

Loan servicing fees - $3,000 and $23,000 (an 87% decrease) between the comparable three-month periods of 2007 and 2006, respectively. Loan servicing fees are calculated as a percentage of the unpaid principal balances of residential mortgages, contracts for deed and REO properties. The three-month decrease was because we no longer pay fees to REO Property Company to coordinate sales of foreclosed properties.

Interest expense - $410,000 and $280,000 (a 46% increase) between the comparable three-month periods of 2007 and 2006, respectively. We have used our bank line of credit extensively during 2006 and 2007 to fund growth in our mortgage investments resulting in increased interest expense.

Provision for loan losses - $207,000 compared to $787,000 (a 74% decrease) between the comparable three-month periods of 2007 and 2006, respectively. Fluctuations in the provision for loan losses result from changes in foreclosure rates and changes in estimated recoveries on sales of real estate owned.

Operating expenses, less interest expense and provision for loan losses, as a percentage of income were 8.6% and 13.0% for the comparable three-month periods of 2007 and 2006. As a percentage of average invested assets they were 0.3% and 0.4% for the comparable three-month periods, respectively.

We recorded allowances for loan losses of approximately $207,000 and $787,000 during the first quarters of 2007 and 2006, respectively. We realized loan losses of approximately $710,000 and $1,369,000 during the comparable three-month periods, respectively. Loss reserves are estimates of future losses based on historical default rates and estimated loss on sale of real estate owned.

Page - 11

From inception through March 31, 2007 we have acquired approximately $544 million of loans. We have recorded losses approximating 1.8% of those assets to date. We anticipate loan losses to continue, primarily in our long-term loan portfolio, and therefore continue to assess the adequacy of our loan loss reserve.

Total foreclosed loans as a percentage of income producing assets, as of March 31, 2007 and December 31, 2006, was approximately 0.4% and 2.0%, respectively.

Net income was approximately $3,510,000 and $2,480,000 for the three months ended March 31, 2007 and 2006, respectively, a 42% increase. The increase was due to the positive impact of leveraged portfolio growth, investment of our retained earnings, shifts in investment allocation to higher yields, advisory agreement fee income and lower loan loss experience. Earnings per weighted average share were $0.51 and $0.35 for the three-month periods ended March 31, 2007 and 2006, respectively.

Distributions to shareholders per share of beneficial interest in the 2007 and 2006 three-month periods were $0.36 and $0.35, respectively.

CAPITAL RESOURCES AND LIQUIDITY FOR
THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

We utilize funds made available from our dividend reinvestment plan, from our bank line of credit and repayment of principal on our loans to purchase mortgage investments.

	Three Months Ended March 31,
	2007	2006

Shares issued in dividend reinvestment	31,049	35,100
Gross proceeds	$621,000	$701,000
Share repurchases	$(935,000)	$(367,000)
Principal receipts from Residential Mortgages and Contracts for Deed	$31,000	$739,000
Principal receipts from Interim Mortgages	$21,273,000	$18,625,000
Funding on Line of Credit, Affiliate	$1,750,000	$5,109,000
Net advances (payments) on Line of Credit payable	$246,000	$640,000

      We are not currently offering shares in the public markets except to existing shareholders through our dividend reinvestment plan. In July 2006 we registered an additional 1,000,000 shares to be offered through our dividend reinvestment plan.

Shares issued in the aggregate, as of March 31, 2007 and 2006, were 8,016,472 and 7,887,752, respectively. Shares retired to treasury through our share redemption plan in the aggregate were 1,120,943 and 816,971 through March 31, 2007 and 2006, respectively. Total shares outstanding were 6,895,529 and 7,070,781, respectively.  Inception to date gross offering roceeds were approximately $160,129,000 and net proceeds after fees, marketing reallowance and commissions were approximately $141,802,000.

Since entering into a into a three year loan agreement on November 8, 2004 with our lending bank, we have amended and restated the original $15 million revolving credit facility four times. The most recent amendment was effective July 31, 2006, increasing the borrowing base to $30,000,000. The line of credit was collateralized by certain interim mortgages and construction loans. Interest on the outstanding balance accrues at prime plus 0.5% per annum, or 8.75% and 8.00% at March 31, 2007 and 2006, respectively. The outstanding balance on the line of credit was approximately $28,223,000 and $14,448,000 at March 31, 2007 and 2006, respectively.

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

Significant accounting policies are described in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Page - 12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes primarily as a result of the method by which our bank credit facility is calculated at 1/2% over bank prime lending rate. A higher interest rate may have a negative impact on earnings, but we do not anticipate a significant impact during the remainder of 2007.

We have no long-term borrowings.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, consisting of the individual who serves as our Chief Executive Officer and Chief Financial Officer, of the effectiveness of Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007. Based on such evaluation, management has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We have not had any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There is currently no established public trading market for our shares. As an alternative means of providing limited liquidity for our shareholders, we maintain a share redemption plan (“SRP”). We suspended that plan on September 1, 2005 when we announced entry into a merger agreement with UMT Holdings, L.P. The merger agreement was terminated on June 30, 2006 and we resumed the plan.

Under our SRP, shareholders who have held the shares for at least one year are eligible to request that we repurchase their shares. In any consecutive 12 month period we may not repurchase more than 5% of the outstanding shares at the beginning of the 12 month period. The repurchase price is based on the value of our assets less our obligations or a fixed pricing schedule, as determined by the trustees' business judgment based on our book value, operations to date and general market and economic conditions and may not, in any event, exceed any current public offering price. We have also purchased a limited number of shares outside of our SRP from shareholders with special hardship considerations.

Share repurchases have been at prices between $16.34 and $20 per share. Shares repurchased at the lower price were 1) shares held by shareholders for less than 12 months or 2) shares purchased outside of our SRP. Our trustees currently allow us to liquidate shares on a case-by-case basis when a request is accompanied by proof of hardship. Our Trustees have set a hardship liquidation price to approximate our Net Asset Value, or presently approximately $16.34 per share for shares repurchased outside of the repurchase plan.

The following table sets forth information relating to shares of beneficial interest repurchased into treasury during the period covered by this report.

	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plan	Total number of shares purchased outside of publicly announced plan

January	17,777	$18.44	10,187	7,590
February	20,555	$18.21	10,517	10,038
March	14,631	$19.22	11,507	3,124

Total	52,963	$18.57	32,211	20,752

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Page - 13

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

UNITED MORTGAGE TRUST

Date: May 11, 2007	By	/s/ Christine A. Griffin
President and Chief Executive Officer

Page - 14