Form 10-Q
period 2007-06-30
UNITED MORTGAGE TRUST
filed 2007-08-14
CIK 101390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of the Registrant’s shares of beneficial interest, par value $0.01 per share, as of the close of business on July 15, 2007 was 6,806,560.

UNITED MORTGAGE TRUST
INDEX

PART I - FINANCIAL INFORMATION

Page i

UNITED MORTGAGE TRUST
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$629,439	$3,661,724
Mortgage investments:
Investment in trust receivable	5,424,043	5,473,508
Interim loans, affiliates	69,885,908	64,883,388
Interim loans	15,095,953	17,825,519
Allowance for loan losses	(780,864)	(1,011,975)

Total mortgage investments	89,625,040	87,170,440

Line of credit receivable, affiliate	30,696,766	33,056,189
Accrued interest receivable	376,797	390,315
Accrued interest receivable, affiliate	4,222,233	3,331,204
Receivable from affiliate	40,717	230,861
Recourse obligations, affiliates	14,267,289	11,975,234
Residential mortgages and contracts for deed foreclosed	287,609	359,517
Interim mortgages foreclosed	380,497	776,643
Equipment, less accumulated depreciation of $23,988 and $22,120, respectively	1,869	3,737
Other assets	692,969	757,382

Total assets	$141,221,225	$141,713,246

Liabilities and Shareholders' Equity
Liabilities:
Line of credit payable	$26,972,623	$27,976,642
Dividend payable	836,528	806,000
Accounts payable and accrued liabilities	80,886	4,718

Total liabilities	27,890,037	28,787,360

Commitments and contingencies	-	-

Shareholders' equity:
Shares of beneficial interest; $.01 par value; 100,000,000 shares authorized; 8,047,470 and 7,985,423 shares issued, respectively; and 6,847,617 and 6,917,443 outstanding, respectively	80,475	79,854
Additional paid-in capital	142,025,231	140,783,690
Advisor's reimbursement	397,588	397,588
Cumulative distributions in excess of earnings	(5,811,715)	(7,366,618)

	136,691,579	133,894,514

Less treasury stock of 1,199,853 and 1,067,980 shares, respectively, at cost	(23,360,391)	(20,968,628)

Total shareholders' equity	113,331,188	112,925,886

Total liabilities and shareholders' equity	$141,221,225	$141,713,246

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues:
Interest income derived from affiliates	$3,590,285	$3,082,143	$7,343,150	$6,096,692
Interest income	723,140	1,044,311	1,485,618	2,108,316
	4,313,425	4,126,454	8,828,768	8,205,008
Expenses:
Trust administration fee	188,278	186,118	370,729	446,713
Loan servicing fee	3,127	11,391	6,052	34,786
Merger expense	-	1,027,631	-	1,027,631
General and administrative	288,159	137,127	490,597	383,917
Provision for loan losses	-	489,258	207,311	1,276,633
Interest expense	828,317	273,444	1,238,311	553,479
	1,307,881	2,124,969	2,313,000	3,723,159

Net income	$3,005,544	$2,001,485	$6,515,768	$4,481,849

Net income per share of beneficial interest	$0.44	$0.28	$0.95	$0.63

Weighted average shares outstanding	6,867,182	7,084,292	6,882,925	7,077,960

Distributions per weighted share outstanding	$0.36	$0.35	$0.72	$0.70

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Six Months Ended
	June 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$6,515,768	$4,481,849
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	207,311	1,276,633
Depreciation	1,868	1,777
Net amortization of discount on mortgage investments	-	57,532
Write-off merger costs	-	1,027,631
Changes in assets and liabilities:
Accrued interest receivable	(877,511)	(913,634)
Other assets	64,413	193,926
Accounts payable and accrued liabilities	76,168	(114,583)
Net cash provided by operating activities	5,988,017	6,011,131

Cash Flows from Investing Activities:
Investment in residential mortgages and contracts for deed	(295,975)	(494,654)
Principal receipts on residential mortgages and contracts for deed	267,041	1,058,829
Investment in interim mortgage notes	(37,965,039)	(44,301,015)
Principal receipts on interim mortgage notes	33,205,946	33,234,318
Proceeds from recourse obligations, affiliates	302,116	1,208,260
Line-of-credit receivable, affiliate, net	2,359,423	(1,236,181)
Receivable from affiliate	190,144	(6,127)
Net cash used in investing activities	(1,936,344)	(10,536,570)

Cash Flows from Financing Activities:
Proceeds from issuance of shares of beneficial interest	1,242,160	1,388,478
Purchase of treasury stock	(2,391,762)	(3,076,292)
Net borrowings (payments) on line-of-credit, payable	(1,004,019)	6,641,222
Dividends	(4,930,337)	(4,960,364)
Net cash used in financing activities	(7,083,958)	(6,956)

Net decrease in cash and cash equivalents	(3,032,285)	(4,532,395)
Cash and cash equivalents at beginning of period	3,661,724	5,548,421
Cash and cash equivalents at end of period	$629,439	$1,016,026

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$1,238,311	$553,479

Supplemental Disclosure of Non-cash Information
Transfer of loans into recourse obligations, affiliates	$2,594,172	$3,180,403

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Nature of Business

United Mortgage Trust (the “Company”) is a Maryland real estate investment trust which qualifies as a real estate investment trust (a “REIT”) under federal income tax laws. The Company invests in:  (i) first lien secured mortgage loans with initial terms of 12 months or less for the acquisition and renovation of single family homes, which we refer to as “interim loans”; (ii) first lien secured construction loans for the acquisition of lots and construction of single-family homes, which we refer to as “construction loans”; (iii) lines of credit and secured loans for the acquisition and development of single-family home lots, referred to as “land development loans”; (iv) lines of credit and loans secured by developed single-family lots, referred to as “finished lot loans”; (v) lines of credit and loans secured by completed model homes, referred to as “model home loans”; and, formerly we invested in (vi) first lien, fixed rate mortgages secured by single-family residential property, which we refer to as “residential mortgages”. Additionally, our portfolio includes loans to affiliates of our Advisor, which we refer to as “recourse loans,” all of which are referred to as the Company’s “Mortgage Investments.” Such loans are originated by others to the Company’s specifications or to specifications approved by the Company. Most, if not all, of such loans are not insured or guaranteed by a federally owned or guaranteed mortgage agency.

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

These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

3. Line of Credit Payable

On November 8, 2004, with trustee approval, the Company entered into a three year loan agreement for a $15 million revolving credit facility with a commercial bank. The line of credit payable was collateralized by certain interim mortgages and construction loans.  Interest on the outstanding balance accrues at the higher of the Prime Rate or the sum of the Federal Funds rate plus 1/2% per annum. On July 31, 2006 the Company executed the fourth modification of its credit facility to increase the borrowing base to $30,000,000. Outstanding balances on the credit facility at June 30, 2007 and December 31, 2006 were $26,972,623 and $27,976,642, respectively. The interest rate at June 30, 2007 was 8.75% compared to 8.50% at June 30, 2006.

4. Related Party Transactions

The Company relies on affiliates of its Advisor for the sourcing and origination of a majority of its Mortgage Investments.

a) Capital Reserve Group, Inc. (“CRG”) is a Texas corporation that is 50% owned by Todd Etter, an officer and principal shareholder of the former Advisor and shareholder and director of UMT Services, Inc. (“UMTSI”), the General Partner of UMTHGS. CRG was in the business of financing home purchases and renovations by real estate investors. The Company loaned money to CRG to make loans to other borrowers. During 2006 the Company took direct assignment with full recourse of the remaining CRG loans and has been liquidating them. The unpaid principal balance of the loans as of June 30, 2007 and 2006 was $411,327 and $1,832,521, respectively.

b) South Central Mortgage, Inc. (“SCMI”) is a Texas based mortgage bank of which the sole beneficial shareholder is Todd Etter, an officer and principal shareholder of the former Advisor and shareholder and director of UMTSI. Christine “Cricket” Griffin, the Company’s President and one of its trustees, was the Chief Financial Officer of SCMI from June 1995 until July 1996. The Company purchased first lien secured, fixed rate residential

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)

real estate mortgage loans sourced by or originated by SCMI. The loans were assigned to the Company when purchased. SCMI provided the Company with limited recourse on loans it sourced or originated and assigned to the Company. At the end of the 2007 and 2006 quarters, there was no remaining unpaid principal balance on loans sourced or originated by SCMI.

c) Ready America Funding (“RAFC”) is a Texas corporation that is 50% owned by SCMI. RAFC is in the business of financing interim mortgages for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors. Although the Company no longer loans money to RAFC, it has continued to fund current projects directly to RAFC’s borrowers. The unpaid principal balance of the loans as of June 30, 2007 and 2006 was $22,159,850 and $24,121,388, respectively.

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

e) UMTH Lending, L.P. (“UMTHL”) is a Delaware limited partnership owned by UMTH. The Company has loaned and will continue to loan money to UMTHL to make loans to other borrowers. The loans are then collaterally assigned to the Company as security for the promissory note between UMTHL and the Company. The unpaid principal balance of the loans as of June 30, 2007 and 2006 was approximately $46,085,097 and $27,624,607, respectively.

f) Recourse Obligations, Affiliates Secured Notes: The Company is aware that the principal balances of the Obligation have exceeded the note balances for CRG, RAFC and SCMI by $727,523, $1,407,175 and $36,608 respectively. The Company and those affiliated parties analyzed why this occurred and found that the rate at which foreclosed properties were selling was faster than the original model anticipated. Although the minimum payments were met and exceeded, they were outpaced by the rapid sell off of REO properties. The Company and the affiliates are discussing modifications to the loan agreements, which include a pledge of additional collateral and loan modifications to allow for increased maximum note amounts through the remainder of the CRC and RAFC portfolio liquidations.

The Secured Notes bear interest at a rate of 10% per annum. The CRG and RAFC Secured Notes amortize over 14 years. The SCMI Secured Note amortizes over 21 years, which was the remaining term of the underlying notes SCMI had recoursed. The Secured Notes require the originating company to make monthly payments equal to the greater of (1) principal and interest amortized over 180 months and 264 months, respectively, or 2) the amount of any distributions paid to the originating company with respect to the pledged Class C units of UMTH. UMTH has also guaranteed the obligations of CRG, SCMI and RAFC under the Secured Notes.

g) UDF is a Nevada real estate finance company in which UMTH holds a limited partnership profit interest. On June 20, 2006, with Trustee approval, the Company extended and modified its line of credit with UDF. The term remained at five years and the interest rate was modified to a uniform 15% and the borrowing base increased to $45,000,000. UDF makes loans to real estate developers for the acquisition of land and development of single family residential lots. The principal balance as of June 30, 2007 and 2006 was $30,696,766 and $33,056,189, respectively.

Effective September 1, 2006, United Development Funding III, L.P. (“UDF III”) issued a guaranty to the Company for the UDF debt to a maximum of $30,000,000 subject to reductions based on UDF equity. In conjunction with the issuance of the guaranty, the interest rate on the UDF line was reduced to 14%.

h) The Company had an Advisory Agreement with UMTA which was terminated on July 31, 2006. Under the agreement, UMTA was paid a monthly trust administration fee. The fee was calculated monthly as 1/12 of 1/2 of 1% of the first $50,000,000 in income producing assets and 1/12 of 1% of assets exceeding $50,000,000. Trust administration fees paid during the three and six months ended June 30, 2006 to UMTA were $186,118 and $446,713, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)

i) The Company entered into an Advisory Agreement with UMTHGS effective August 1, 2006. Under the agreement, UMTHGS is paid an advisory fee calculated monthly as 1/12 of 1% of total income producing assets. Advisory services fees paid during the three and six months ended June 30, 2007 were $313,278 and $620,729, respectively.

As consideration for obtaining the advisory agreement, UMTHGS has agreed to pay the Company $500,000 in total over twelve monthly installments, the term of the agreement. The fee will be recognized as a reduction of trust administration fees over the one-year term. The fee recognized during the three and six months ended June 30, 2007 was $125,000 and $250,000, respectively, and was recorded as a reduction of trust administration fee expenses.

j) The Company paid loan servicing fees to PSC under the terms of a Mortgage Servicing Agreement to service its residential mortgages and contracts for deed. In addition, the Company paid PSC to sell its foreclosed properties.  Fees paid are detailed below:
	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Loan Servicing fees	$3,127	$11,391	$5,851	$28,706
Real estate commissions	$4,380	-	$12,394	$6,080

k) The Company paid REOPC fees to maintain and sell its foreclosed properties. Fees paid are detailed below:
	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Loan Servicing fees	-	$7,957	-	$15,910
Real estate commissions	$200	$8,800	-	$10,200

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

The following section contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and should be read in conjunction with the consolidated financial statements and related notes appearing in this Form 10-Q. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons including, but not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 under the caption “Risk Factors”, as well as those discussed in this report, as well as other unknown and unpredictable factors. You should not place undue reliance on these forward-looking statements. Such forward looking statements may be identified by the words “anticipate,” “believe,” “estimate,” “expect” or “intend” and similar expressions. Forward-looking statements are likely to address such matters as our business strategy, future operating results, future sources of funding for mortgage loans acquired by us, future economic conditions and pending litigation involving us.

In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q may not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED June 30, 2007 AND 2006

General Investment Information

United Mortgage Trust (the “Company”) is a Maryland real estate investment trust which qualifies as a real estate investment trust (a “REIT”) under federal income tax laws. The Company invests in:  (i) first lien secured mortgage loans with initial terms of 12 months or less for the acquisition and renovation of single family homes, which we refer to as “interim loans”; (ii) first lien secured construction loans for the acquisition of lots and construction of single-family homes, which we refer to as “construction loans”; (iii) lines of credit and secured loans for the acquisition and development of single-family home lots, referred to as “land development loans”; (iv) lines of credit and loans secured by developed single-family lots, referred to as “finished lot loans”; (v) lines of credit and loans secured by completed model homes, referred to as “model home loans”; and, formerly we invested in (vi) first lien, fixed rate mortgages secured by single-family residential property, which we refer to as “residential mortgages”. Additionally, our portfolio includes loans to affiliates of our Advisor, which we refer to as “recourse loans,” all of which are referred to as the Company’s “Mortgage Investments.” Such loans are originated by others to the Company’s specifications or to specifications approved by the Company. Most, if not all, of such loans are not insured or guaranteed by a federally owned or guaranteed mortgage agency.

Executive Summary

Earning for the first six months of 2007 met our expectations, at $0.95 per weighted share outstanding. Distributions to shareholders were $0.72 per weighted share outstanding for the first six months of 2007. In the 2006 period earnings were $0.63 per weighted share and distributions were $0.70 per weighted share. The 2007 earning were on track with 2006 earnings, net of the one time merger expense recorded in the June 2006 quarter.

Approximately 62% of our income was generated from UMTHLC loans and other unaffiliated interim loans and, although income grew from month to month during the first six month from interim loans, we planned for a decline in that revenue source during the balance of the 2007. Our 2007 business plan included a decrease the percentage of our portfolio dedicated to interim loans, and the decline in interim loan originations during the second quarter has fit well with our plan. Interim mortgage originations have decreased dramatically as mortgage financing underwriting criteria became stricter and demand for single family residences decreased, as a result of a slow down in the housing market.

Our 2007 plan assumes an increase in the percentage of our portfolio dedicated to land development loans. We currently derive approximately 26% of our income from land development loans, but anticipate an increase to approximately 35% by year end. Accordingly, we recently modified our line of credit with our bank to accommodate land development loans as pledged collateral. We intend to use our line of credit to build this portion of our portfolio. Our affiliate, UDF, believes it is solidly positioned to take advantage of the adjusting housing market.

In addition, we have been reviewing opportunities in two loan categories we have not yet entered:  lot banking loans and  model home banking loans. Our Advisor and Trustees are reviewing prospects for investment, and we hope to find suitable investment during the last half of the year.

We have been closely monitoring foreclosure rates and can report that they remain consistent with the assumptions of our economic model.

Sub-prime Mortgages

We are focused on recent reports in newspapers and newscasts about the “sub-prime” mortgage market (defined below).  We have received phone calls from investors inquiring about our exposure to sub-prime loans and how that may effect their investment with us.

Sub-prime Mortgages Defined – Sub-prime mortgages are generally defined as long-term mortgages made to borrowers with blemished credit histories (low credit scores) and relatively heavy debt loads. Most of the recent deterioration in the credit quality of the sub-prime market is found in interest-only loans and payment-option ARMs where little or no documentation of borrower income/assets was provided and where investors/speculators had a heavy presence during the housing boom.
(Source: 3/26/07 Sieder Report)

We have been exiting the sub-prime market since 2000.  In 2000 our portfolio consisted of over $50 million in sub-prime loans.  Please reference the graph below in “Results of Operation” depicting the diminishing investment in our long term sub-prime loan portfolio, which is our only direct exposure to sub-prime credit.  We elected to exit the sub-prime mortgage market in favor of improved credit and better collateralized loans.

Today we have approximately $5 million of our $141 million in assets invested in sub-prime mortgages (or approximately 5% of our income). The majority of the loans are represented by our Bayview loan pool participation, and range from 7 to 10 years of seasoning, with the underlying collateral in stable Texas markets, rather than newly originated sub-prime loans in unstable markets.

Approximately 7% of our income comes from payments made by affiliates for their Recourse Obligations. Recourse obligations owed by SCMI and CRG have almost reached their maximum amounts.  We anticipate that RAFC’s amount will grow over the next twelve months, as it further liquidates its portfolio.

Results of Operations

Our portfolio concentrations have shifted over ten years of investing, and particularly since 2000, as we have sought adequate supplies of suitable loans in a changing real estate finance market. The chart below demonstrates the transition from a portfolio with a concentration on long term 1st lien single family loans to one comprised  primarily of first lien interim loans of 12 months or less in term for the purchase and renovation of single family homes and loans secured by 1st lien and subordinate single family lot development loans. We intend to continue to adapt to changes in the real estate finance market and thus the composition of our loan portfolio is likely to continue to evolve over time based on factors such as interest rates paid under various types of real estate loans, our assessment of the level of risk of the different types of loans, availability of loans, regulatory considerations and other factors.. Management estimates that investment in land development loans will grow to at least 35%, or to as much as 75%, of our portfolio by the end of 2007.

Loans Purchased

During the three and six months ended June 30, 2007 and 2006, we acquired interim mortgages from both affiliates and others, and funded draws on the UDF line of credit.
	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Interim Mortgages Purchased
Funded with affiliates	$13,981,000	$15,173,000	$35,037,000	$33,777,000
Funded with others	$763,000	$4,651,000	$2,928,000	$10,524,000
Total funded	$14,744,000	$19,824,000	$37,965,000	$44,301,000

Number of loans funded with affiliates	174	270	448	456
Number of loans funded with others	-	19	5	44
Total number of loans funded	174	289	453	500

Principal paid off with affiliates	$10,369,000	$11,597,000	$27,549,000	$26,442,000
Principal paid off with other	$1,534,000	$4,007,000	$5,657,000	$7,787,000
Total principal paid off	$11,903,000	$15,604,000	$33,206,000	$34,229,000

Number of loans with affiliates paid off	203	214	408	465
Number of loans with other paid off	17	45	54	78
Total number of loans paid off	220	259	462	543

Line of Credit, Affiliate
Draws funded	-	$4,300,000	$1,750,000	$9,409,000
Paid down	($3,409,000)	($2,650,000)	($4,109,000)	($8,173,000)
Net change	($3,409,000)	$1,650,000	($2,359,000)	$1,236,000

Loans Purchased (continued)
Investment in Trust Receivable
Residential Mortgages and Contracts for Deed
Purchase price	$23,000	$495,000	$296,000	$495,000
Number purchased from other sources	1	11	12	11
Aggregate principal balance	$23,000	$495,000	$296,000	$495,000
Average principal balance	$23,000	$45,000	$25,000	$45,000

Below is a table that summarizes our mortgage portfolio at the end of each quarter indicated:

	June 30, 2007	June 30, 2006
Interim Mortgages Balances at June 30
Affiliates unpaid principal balance	$69,886,000	$53,787,000
Unpaid principal balance others	$15,096,000	$27,186,000
Total	$84,982,000	$80,973,000

Interim foreclosed, other	$380,497	$1,059,000

Number of loans funded with affiliates	901	693
Number of loans funded with others	188	277
	1,089	970

Average unpaid principal balance	$78,000	$83,000
Remaining term in months: less than	12	12
Yield on investments	12.80%	13.84%

Line of Credit, Affiliate Balances at June 30	$30,697,000	$31,553,000
Term remaining in months	30	42
Yield on investment	13.75%	13.74%

Recourse Obligations Balance at June 30
Recourse obligations	$14,267,000	$11,236,000
Yield on investment	9.94%	9.81%

Investment in Trust Receivable at June 30
Loans owned outright	64	24
Rental properties	1	2
Unpaid principal balance loans/properties owned outright	$2,193,000	$1,149,000
Securitized loans B piece balance	$3,231,000	$3,547,000
Term remaining in months	237	250
Yield on investments	13.15%	12.89%

The following table illustrates percentage of our portfolio dedicated to each loan category:

	At June 30,
	2007	2006

Interims with affiliates	51%	42%
Interims with others	11%	21%
UDF line of credit	23%	24%
Recourse obligations	11%	9%
Trust receivable - loan owned outright	2%	1%
Trust receivable - securitized "B" piece	2%	3%

The pie charts below compare the percentages of income producing assets as of the periods indicated.

   [

All of the properties that are security for the mortgage investments are located in the United States. Each of the properties was adequately covered by a mortgagee’s title insurance policy and hazard insurance.

During the three and six-month periods ended June 30, 2007 and 2006, our investments generated approximately $4,313,000 and $4,126,000 and $8,829,000 and $8,205,000 of interest income, respectively, representing five and eight percent increases over the prior periods. The increases were attributed to the growth of our investment portfolio funded, in part, through our bank line of credit.

Operating expenses for the three and six-month periods ended June 30, 2007 and 2006 were approximately $1,308,000 and $2,125,000 and $2,313,000 and $3,723,000 respectively, representing 38% decreases from each of the prior periods. The decreases in 2007 were primarily due to the one time charge to merger expenses we took when the merger agreement terminated in June 2006 and lower provision for loan losses offset by higher interest expense. Other changes in major categories of operating expenses are explained below:

Trust administration fee - $188,000 and $186,000 (a 1% increase) between the comparable three-month periods and $371,000 and $447,000 (a 17% decrease) between the comparable six-month periods of 2007 and 2006, respectively. Effective August 1, 2006 we entered into an advisory services agreement with UMTHGS and annual fees were increased from a blended rate of 0.8% to 1%. As part of the agreement, UMTHGS has been paying $500,000 to the Company, in 12 monthly installments. The fee was recognized as a reduction of trust administration fees over the 12 month term. The fee recognized during the three and six months ended June 30, 2007 was $125,000 and $250,000, respectively.

General and administrative - $288,000 and $137,000 (a 110% increase) between the comparable three-month periods and $491,000 and $384,000 (a 28% increase) between the comparable six-month periods of 2007 and 2006, respectively. The increases are primarily due to higher fees paid for professional services, higher printing and mailing costs and higher amortization expense.

Interest expense - $828,000 and $273,000 (a 203% increase) between the comparable three-month periods and $1,238,000 and $553,000 (a 124% increase) between comparable six-month periods of 2007 and 2006, respectively. In June 2006 we modified our line of credit to allow up to $30,000,000, and have used the increase during 2007 to fund growth in our mortgage investments resulting in increased interest expense.

Operating expenses, net of interest expense, provision for loan losses and merger expenses, as a percentage of income were 11.12% and 8.11% for the comparable three-month and 9.82% and 10.55% for the comparable six-month periods of 2007 and 2006, respectively. As a percentage of average invested assets operating expenses, net, were 0.35% and 0.27% for the comparable three-month periods and 0.63% and 0.70% for the comparable six-month periods, respectively.

We did not record an allowance for loan losses for the quarter ended June 30, 2007, as a result of consistently applying our reserve methodology. We recorded approximately $489,000 during the quarter ended June 30, 2006. Allowances for loan losses recorded during the six months ended June 30, 2007 and 2006 were $207,000 and $1,277,000, respectively. We realized loan losses of approximately $710,000 and $1,369,000 during the three-months of 2007 and 2006, respectively, and $837,000 and $1,793,000 during the comparable six-month periods of 2007 and 2006, respectively. Loss reserves are estimates of future losses based on historical default rates and estimated loss on sale of real estate owned.

From inception through June 30, 2007 we have acquired approximately $559 million of loans. We have recorded losses approximating 1.8% of those assets to date. We anticipate loan losses to continue, primarily in our long-term loan portfolio, and therefore continue to assess the adequacy of our loan loss reserve.

Total foreclosed loans as a percentage of income producing assets, as of June 30, 2007 and December 31, 2006, was approximately 0.49% and 1.58%, respectively.

Net income was approximately $3,006,000 and $2,001,000 for the three-month periods and $6,516,000 and $4,482,000 for the six-month periods of 2007 and 2006, respectively, 50% and 45% increases. If we were to add back the one time merger expense recorded during the 2006 June quarter, net income would be relatively the same between the three-month periods of 2007 and 2006 and would show an 18% increase between the six-month periods of 2007 and 2006. The relatively flat earnings between the three-month periods were due to a decrease in activity in our interim portion of our portfolio and a decrease in the amount of funds invested in land development loans. Earnings per weighted average share were $0.44 and $0.28 for the three-month periods ended June 30, 2007 and 2006 and $0.95 and $0.63 for the six months ended June 30, 2007 and 2006, respectively.

Distributions to shareholders per share of beneficial interest in the 2007 and 2006 three-month periods were $0.36 and $0.35 and $0.72 and $0.70 for the six-month periods, respectively.

CAPITAL RESOURCES AND LIQUIDITY FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

We utilize funds made available from our dividend reinvestment plan, from our bank line of credit and from repayments of principal on our loans to purchase mortgage investments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Shares issued in dividend reinvestment	30,998	34,369	62,047	69,420
Gross proceeds	621,000	687,000	1,242,000	1,388,000
Share repurchases	(1,457,000)	(2,705,000)	(2,392,000)	(3,076,000)
Principal receipts Residential Mortgages & Contracts for Deed	236,000	320,000	267,000	1,059,000
Principal receipts Interim Mortgages	11,903,000	14,610,000	33,176,000	33,234,000
Funding on Line of Credit, Affiliate, net	3,409,000	(1,650,000)	2,359,000	(1,236,000)
Net advances (payments) on Line of Credit payable	(1,250,000)	6,001,000	(1,004,000)	6,641,000

We are not currently offering shares in the public markets except to existing shareholders through our dividend reinvestment plan. In July 2006 we registered an additional 1,000,000 shares to be offered through our dividend reinvestment plan.

Shares issued in the aggregate, as of June 30, 2007 and 2006, were 8,047,470 and 7,922,121, respectively. Shares retired to treasury through our share redemption plan in the aggregate were 1,199,853 and 845,492 through June 30, 2007 and 2006, respectively. Total shares outstanding were 6,847,617 and 7,076,629, respectively.  Inception to date gross offering proceeds from all of our public offerings were approximately $160,749,000 and net proceeds after fees, marketing reallowance and commissions were approximately $142,106,000.

Since entering into a three year loan agreement on November 8, 2004 with our lending bank, we have amended and restated the original $15 million revolving credit facility four times. The most recent amendment was effective July 31, 2006, increasing the borrowing base to $30,000,000. The line of credit was collateralized by certain interim mortgages and construction loans. Interest on the outstanding balance accrues at prime plus 0.5% per annum, or 8.75% and 8.50% at June 30, 2007 and 2006, respectively. The outstanding balance on the line of credit was approximately $26,973,000 and $20,449,000 at June 30, 2007 and 2006, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, consisting of the individual who serves as our Chief Executive Officer and Chief Financial Officer, of the effectiveness of Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2007. Based on such evaluation, management has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Share repurchases have been at prices between NAV, which is calculated and adjusted as necessary on a quarterly basis, and $20 per share. Shares repurchased at the lower price were 1) shares held by shareholders for less than 12 months or 2) shares purchased outside of our SRP.

The following table sets forth information relating to shares of beneficial interest repurchased into treasury during the period covered by this report.

	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plan	Total number of shares purchased outside of publicly announced plan
Jan	17,803	$18.41	10,073	7,730
Feb	20,551	$18.22	10,534	10,017
Mar	12,223	$19.08	9,139	3,084
Apr	15,409	$19.01	11,250	4,158
May	13,793	$19.37	11,323	2,470
Jun	52,095	$17.21	10,747	41,347
Total	131,874	$18.14	63,066	68,806

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

The Annual Meeting of Shareholders was held on June 22, 2007. In order to pass, each proposal had to earn greater than 50% of the outstanding shares as of the record date. Three proposals were submitted to the shareholders, and the results are below:

PROPOSAL - 1 ELECTION OF THE COMPANY'S BOARD OF TRUSTEES – all trustees on the ballot, which included Christine Griffin, Douglas R. Evans, Michele A. Cadwell, Roger C. Wadsworth and Phillip K. Marshall, were elected for a one year term by a majority of the outstanding shares of the Company.

PROPOSAL 2 - AMENDMENT TO THE DECLARATION OF TRUST TO INCREASE THE COMPENSATION PAID TO THE INDEPENDENT TRUSTEES EFFECTIVE SEPTEMBER 1, 2006 – the proposal did not receive a majority affirmative vote and was not approved.

PROPOSAL 3 - RATIFICATION OF THE SELECTION OF WHITLEY PENN, P.C. AS THE COMPANY'S INDEPENDENT PUBLIC ACCOUNTANTS FOR THE YEAR ENDED DECEMBER 31, 2007 – Whitley Penn, P.C. was ratified as the Company’s independent public accountants for the current fiscal year.

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

UNITED MORTGAGE TRUST

Date: August 14, 2007	By	/s/ Christine A. Griffin
President and Chief Executive Officer