Form 10-K
UNITED MORTGAGE TRUST
filed 2008-03-31
CIK 101390

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended
December 31, 2007.

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

Yes [X]                                           No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
.

Large accelerated Filer[ ] Accelerated Filer[ ] Non-accelerated filer [X] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes []                                           No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed with reference to the price at which the common equity as last sold, or the average of the bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter.

There is currently no established public market on which the Company’s common shares are traded. The aggregate market value of the registrant’s shares of beneficial interest held by non-affiliates of the registrant at June 30, 2007 computed by reference to the price at which the common equity was last sold was $136,952,338.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

As of March 17, 2008, 6,582,509 of the Registrant's Shares of Beneficial Interest were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference to the Registrant’s definitive proxy statement for the 2008 annual meeting of shareholders.

PART I

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, our ability to find suitable mortgage investments; the difficulties of the real estate industry generally in response to the “sub-prime crisis,” changes in the overall economic environment and the requirement to maintain qualification as a real estate investment trust. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore we cannot give assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or by any other person that the results or conditions described in such statements or in our objectives and plans will be realized. Readers should carefully review our financial statements and the notes thereto, as well as the risk factors described in Item 1A and in our other filings with the Securities and Exchange Commission.

ITEM 1. BUSINESS.

GENERAL

United Mortgage Trust (which we refer to in this report as “we,”, “us”, “our” and the “Company”) is a Maryland real estate investment trust formed on July 12, 1996. We acquire mortgage investments from several sources, including from affiliates of our Advisor.  The amount of mortgage investments acquired from such sources depends upon the mortgage investments that are available from them or from other sources at the time we have funds to invest. We believe that all mortgage investments purchased from affiliates of the Advisor are at prices no higher than those that would be paid to unaffiliated third parties for mortgages with comparable terms, rates, credit risks and seasoning.

We invest exclusively in:  (i) first lien secured mortgage loans with initial terms of 12 months or less for the acquisition and renovation of single family homes, which we refer to as “interim loans”; (ii) lines of credit and secured loans for the acquisition and development of single-family home lots, referred to as “land development loans”; (iii) lines of credit and loans secured by developed single-family lots, referred to as “finished lot loans”; (iv) lines of credit and loans secured by completed model homes, referred to as “model home loans”; and, formerly we invested in (v) first lien secured construction loans for the acquisition of lots and construction of single-family homes, which we refer to as “construction loans”; and (vi) first lien, fixed rate mortgages secured by single-family residential property, which we refer to as “residential mortgages”. Additionally, our portfolio includes obligations of affiliates of our Advisor, which we refer to as “recourse loans.”

The typical terms for residential mortgages, contracts for deed and interim loans (collectively referred to as “mortgage investments”) are 360 months, 360 months and 12 months, respectively. The line of credit we have extended to United Development Funding, L.P. (“UDF”) has a five year term. Finished lot loans and builder model home loans are expected to have terms of 12 to 48 months.  The majority of  interim loans are covered by recourse agreements that obligate either a third party with respect to the performance of a purchased loan, or a borrower that has made a corresponding loan to another party (the "underlying borrower"), to repay the loan if the underlying borrower defaults. Our loans to UDF are secured by the pledge of all of UDF’s land development loans and equity participations, and are subordinated to its bank lines of credit. In addition, as an enhancement, in October 2006, United Development Funding III, L.P. (“UDF III”), a newly formed public limited partnership that is affiliated with UDF and with our Advisor, entered into a limited guaranty, effective as of September 1, 2006, for our benefit (the “UDF III Guarantee”). Pursuant to the UDF III Guarantee, UDF III guaranteed the repayment of up to $30 million under the Second Amended and Restated Secured Line of Credit Promissory Note between United Mortgage Trust and UDF.  We anticipate the UDF III Guarantee will be released in 2008 as a result of UDF’s increased net worth.

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

The overall management of our business is vested in our Board of Trustees.  UMTH General Services, L.P., a Delaware limited partnership (“Advisor” or “UMTHGS”) and a subsidiary of UMT Holdings, L.P. (“UMTH”), has been retained to manage our day-to-day operations and to use its best efforts to seek out and present, whether through its own efforts or those of third parties retained by it, investment opportunities that are consistent with our investment policies and objectives and consistent with the investment programs the trustees may adopt from time to time in conformity with our Declaration of Trust.  Our President, Christine “Cricket” Griffin, is a limited partner of UMTH.

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

TERMINATION OF THE MERGER AGREEMENT

On June 13, 2006, the Board of Trustees voted to take no action to prevent the Agreement and Plan of Merger dated September 1, 2005 ("Merger Agreement") between the Company and UMTH pursuant to which the Company would have merged with and into UMTH ("Merger") from terminating for failure to satisfy the condition that the Merger would terminate if the Merger was not consummated by June 30, 2006. On June 13, 2006, the Company received a letter from UMTH in which UMTH also expressed the view that the Merger would terminate on June 30, 2006. On June 30, 2006 the merger terminated and as a result the Company wrote-off approximately $1,040,000 in capitalized merger costs as reflected in the statements of income. The Company did not incur any termination penalties as a result of the termination of the merger.

RESTATED INVESTMENT OBJECTIVES AND POLICIES OF UNITED MORTGAGE TRUST
January 23, 2008

PRINCIPAL INVESTMENT OBJECTIVES

Our principal investment objectives are to invest proceeds from our dividend reinvestment plan, financing proceeds, capital transaction proceeds and retained earnings in five types of investments:

(i)	first lien secured interim mortgage loans with initial terms of 12 months or less for the acquisition and renovation of single family homes, which we refer to as "Interim Loans”;
(ii)	secured, subordinate line of credit to UMTH Lending Company, L.P. for origination of Interim Loans;
(iii)	lines of credit and secured loans for the acquisition and development of single-family home lots, referred to as “Land Development Loans”;
(iv)	lines of credit and loans secured by entitled and developed single-family lots, referred to as “Finished Lot Loans”; and,
(v)	lines of credit and loans secured by completed model homes, referred to as “Model Home Loans”.

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

INVESTMENT POLICY

Most of our Mortgage Investments to date are geographically concentrated in the Texas market. We anticipate that the concentration will continue in the near future, but it is our intention to expand our geographic presence through the purchase of Mortgage Investments in other geographic areas of the United States. In making the decision to invest in other areas, we consider the market conditions prevailing at the time we invest.

As of December 31, 2007, our portfolio was comprised of:

Asset Category:	Percentage of Portfolio:
Interim loans secured by conventionally built homes	19.21%
Land development loans	20.71%
Interim loans secured by modular and manufactured homes	18.51%
Construction loans and lot banking loans	12.39%
Recourse obligations of affiliates	14.38%
Residential mortgages and contracts for deed	4.87%
Cash and other assets	9.93%

We no longer purchase Interim Loans that are secured by modular and manufactured homes or Residential Mortgages, and we no longer purchase Construction Loans.  We are reducing our investment in Interim Loans until conventional financing options for homes secured by Interim Loans improve.  We plan to continue to invest in Land Development Loans, Finished Lot Loans, Model and Home Loans and a subordinate line of credit secured by Interim Loans  because, 1) Land Development Loans and Finished Lot Loans have provided us with suitable collateral positions, well capitalized borrowers and attractive yields; 2) the subordinate line of credit secured by Interim Loans provides us with suitable collateral positions, full recourse from our borrowers and attractive yields; and, 3) Model Home Loans are expected to provide us with suitable collateral positions, well capitalized borrowers and attractive yields. Model Home Loans are expected to produce higher yields commensurate with Land Development Loans, Finished Lot Loans and the Subordinate Line of Credit secured by Interim Loans.  As we phase out of Interim Loans secured by modular and manufactured homes and Construction Loans, we will increase the percentage of our portfolio invested in Land Development Loans, Finished Lot Loans and Model Home Loans, until market conditions indicate the need for an adjustment of the portfolio mix.

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

·	Subordinate Line of Credit Secured by Interim Loans will be secured by a second lien, insured by a title company, and is subject to the Loan-to-Value limitations set forth below.
·	Interim Loans purchased must be secured by a first lien that is insured by a title insurance company.
·	Model Home Loans will be secured by a first or subordinate lien that is insured by a title insurance company.
·	Credit Enhancements must be secured by first or second liens or pledges of partnership interests.

(2)	Rate and Fees.

·
Our advisor, UMTH General Services, L.P. (“UMTHGS” or our “Advisor”) seeks to acquire Mortgage Investments that will provide us with a satisfactory net yield.  Net yield is determined by the yield realized after payment of note servicing fees, if any, and administrative costs (ranging from 1% to 2% of our average invested assets).   Rates will be either adjustable or fixed.  No loans will be purchased at a premium above the outstanding principal balance.  Our investment policy allows for acquisition of loans at various rates.  Fees charged for Credit Enhancements will be determined by the degree of risk as determined and recommended by our Advisor.  Credit Enhancement fees are expected to range between 0.5% and 3% per annum.

(3)	Term and Amortization.

·	There is no minimum term for the loans we acquire.
·	Land Development Loans, Finished Lot Loans and Model Home Loans will generally have terms from 24 to 48 months.
·	Interim Loans and Subordinate Interim Loans will generally have terms of 12 months or less.
·
Generally, Land Development Loans, Finished Lot Loans, Model Home Loans and Interim Loans do not amortize.  They are interest only loans with the principal paid in full when the loans mature or as lots or models are sold

·	Credit Enhancements will range from 12 to 48 months.

(4)           LTV, Investment-to-Value Ratio (“ITV”), Combined LTV Ratio (“CLTV”).

·
Land Development Loans and Finished Lot Loans:  Except as set forth below, loans purchased may not exceed an 85% ITV.  Except as set forth below, Land Development Loans and Finished Lot Loans will not exceed 85% of the value of the collateral securing the indebtedness (the LTV of the loan).  The purchase of, or investment in, subordinate liens secured loans or partnership interests securing loans will not exceed a CLTV of 85%, (subject to the exceptions listed below).  CLTV shall mean the sum of all indebtedness senior to us plus the sum of our investment or loan.

·
Model Home Loans:  LTV may not exceed 93% on each loan, will be a part of a pool of model home collateral and will also be cross-collateralized.  All expenses associated with the model home are borne by the home builder.

·	Subordinated Interim Loans and Interim Loans: Loans will not exceed a 75% CLTV without approval by our Board of Trustees.

The aggregate debt on any loan in our portfolio, other than cited above, shall not exceed an amount equal to 85% of the appraised value of the property unless substantial justification exists. Such justification may include, a pledge of partnership equity interest, cross-collateralization by the pledge of other properties from the same borrower, by the assignment of rents, royalties or other cash flow, and other sound security, including consideration of the net worth of the borrower or guarantor, the credit rating of the borrower or guarantor, and/or historical financial performance of the borrower or guarantor.

(5)           Seasoning.

·               None of the types of loans we currently purchase, or intend to purchase, are subject to seasoning requirements.

(6)           Borrower, Loan and Property Information.

·
Land Development Loans, Finished Lot Loans, Model Homes Loans and Credit Enhancements:  Borrower, loan and property information will be in accordance with guidelines set forth by the originating entities, United Development Funding and UMTH Land Development, L. P., including economic feasibility studies, engineering due diligence reports, exit strategy analysis, and construction oversight requirements.  UMTH General Services, L.P. (“UMTHGS” or our “Advisor”), our Advisor, will periodically monitor compliance and changes to underwriting guidelines.

·
Interim Loans:  Loans shall be underwritten in accordance with the guidelines established by the originating company, UMTH Lending Company, L.P., including borrower and property information.  Our Advisor will periodically monitor compliance and changes to underwriting guidelines.

(7)           Appraisals.

·
Land Development Loans, Finished Lot Loans and Model Home Loans:  Appraisal must demonstrate that the LTV, ITV or CLTV is in compliance with the above referenced LTV, ITV and CLTV standards. Loans exceeding LTV, ITV and CLTV guidelines must note the criteria on which the exception was based.

·	Subordinate Interim Loans and Interim Loans: Appraisal must demonstrate that the CLTV or ITV is not more than 75% (subject to the exceptions set forth in 4 above).
·	The appraisals must be performed by appraisers approved by our Advisor.

(8)           Credit.

·
Subordinate Interim Loans and Interim Loans:  Minimum credit scores and corresponding down payment requirements will be in accordance with the guidelines set by the originating company (currently UMTH Lending Company, L.P.).   UMTHGS will periodically monitor compliance and changes to underwriting guidelines.

·
Land Development Loans, Finished Lot Loans, Model Home Loans and Credit Enhancements:   Extensions of credit to borrowers will be determined in accordance with net worth and down payment requirements prescribed by the originating companies (currently United Development Funding and UMTH Land Development, L.P.).  UMTHGS as Advisor to UMT shall periodically monitor compliance and changes to underwriting guidelines.

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

(10)           Geographical Boundaries.

·	We may purchase Mortgage Investments and provide Credit Enhancements for real estate projects in any of the 48 contiguous United States.

(11)           Mortgagees' Title Insurance.

·	Each Mortgage Investment purchased must have a valid mortgagees' title insurance policy insuring our lien position in an amount not less than the outstanding principal balance of the loan.

(12)           Guarantees, Recourse Agreements, and Mortgage Insurance.

·	Subordinate Interim Loans and Interim Loans purchased shall contain personal guarantees of the borrower or principal of the borrower.
·	Subordinate Interim Loans and Interim Loans shall afford full recourse to the originating company.
·
Land Development Loans, Finished Lot Loans, Model Home Loans and Credit Enhancements shall have guarantees and collateral arrangements as determined by the originating companies (United Development Funding and UMTH Land Development, L.P).  Our Advisor shall review guarantees and recourse obligations.

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

The principal amounts of Mortgage Investments and the number of Mortgage Investments in which we invest will be affected by market availability and also depends upon the amount of capital available to us from proceeds of our dividend reinvestment plan, retained earnings, repayment of our loans and borrowings.  There is no way to predict the future composition of our portfolio since it will depend in part on the loans available at the time of investment.

TEMPORARY INVESTMENTS

We intend to use proceeds from our dividend reinvestment plan, retained earnings, proceeds from the repayment of our loans and bank borrowings to acquire Mortgage Investments.  There can be no assurance as to when we will be able to invest the full amount of capital available to us in Mortgage Investments, although we will use our best efforts to invest or commit for investment all capital within 60 days of receipt.  We will temporarily invest any excess cash balances not immediately invested in Mortgage Investments or for the other purposes described above, in certain short-term investments appropriate for a trust account or investments which yield "qualified temporary investment income" within the meaning of Section 856(c)(6)(D) of the Code or other investments which invest directly or indirectly in any of the foregoing (such as repurchase agreements collateralized by any of the foregoing types of securities) and/or such investments necessary for us to maintain our REIT qualification or in  short-term highly liquid investments such as in investments with banks having assets of at least $50,000,000, savings accounts, bank money market accounts, certificates of deposit, bankers' acceptances or commercial paper rated A-1 or better by Moody's Investors Service, Inc., or securities issued, insured or guaranteed by the United States government or government agencies, or in money market funds having assets in excess of $50,000,000 which invest directly or indirectly in any of the foregoing.

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

We may borrow funds to make distributions to our shareholders or to acquire additional Mortgage Investments.  Our ability to borrow funds is subject to certain limitations set forth in the Declaration of Trust, specifically, the Trust may not incur indebtedness in excess of 50% of the Net Asset Value of the Trust

Other than in connection with the purchase of Mortgage Investments or issuance of Credit Enhancements, which may be deemed to be a loan from us to the borrower, we do not intend to loan funds to any person or entity.  Our ability to lend funds to the Advisor, a Trustee or Affiliates thereof is subject to certain restrictions as described in "Summary of Declaration of Trust - Restrictions on Transactions with Affiliates.”

We will not sell property to our Advisor, a Trustee or Affiliates thereof at terms less favorable than could be obtained from a non-affiliated party.

Although we do not intend to invest in real property, to the extent we do, a majority of the Trustees shall determine the consideration paid for such real property, based on the fair market value of the property.  If a majority of the Independent Trustees so determine, or if the real property is acquired from the Advisor, as Trustee or Affiliates thereof, a qualified independent real estate appraiser shall determine such fair market value selected by the Independent Trustees.

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

CHANGES IN INVESTMENT OBJECTIVES AND POLICIES

The investment restrictions contained in the Declaration of Trust may only be changed by amending the Declaration of Trust with the approval of the shareholders.  However, subject to those investment restrictions, the methods for implementing our investment policies may vary as new investment techniques are developed.  The Board of Trustees shall periodically, no less than annually restate our investment objectives and publish same in a public filing and direct mail communication to our shareholders.

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

Our operations and results are subject to the risks associated with the real estate industry.

Our operations and results and the value of our mortgage investments, and consequently the value of your shares, are subject to the risk that if our mortgage investments do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to you will be adversely affected.  The following factors, among others, may adversely affect our results:

- downturns in the national, regional and local economic climate;

- competition from other real estate lenders;

-local real estate market conditions, such as oversupply or reduction in demand for properties;

-trends and developments in the homebuilding industry;

- conditions in financial markets, including changes in interest rates, the availability and cost of financing, the fiscal and monetary policies of the United States government and the Board of Governors of the Federal Reserve System and international financial conditions;

-unemployment rates;

- increased operating costs, including, but not limited to, insurance expense, utilities, real estate taxes, state and local taxes;

- civil disturbances, natural disasters, or terrorist acts or acts of war which may result in uninsured or underinsured losses; and

-declines in the financial condition of our borrowers and our ability to collect on the loans we make to our borrowers.

Recent Developments in the Residential Sub-prime Mortgage Market Could Adversely Affect Our Results.

During 2007, the mortgage lending industry experienced significant instability due to, among other things, defaults on sub-prime loans and a resulting decline in the market value of such loans. These developments are often referred to as the “sub-prime crisis.” As part of the sub-prime crisis, lenders, investors, regulators and other third parties questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers in recent years. This has led generally to reduced investor demand for mortgage loans and mortgage-backed securities, tightened credit requirements, reduced liquidity and increased credit risk premiums.

The deterioration in the housing market resulting from the sub-prime crisis may have an adverse impact on our portfolio of mortgage investments because our interim loan borrowers rely on prosepective home buyers who do not satisfy all of the income ratios, credit record criteria, loan-to-value ratios, seasoning, employment history and liquidity requirements of conventional mortgage financing.  These factors place the loans in the “non-conforming” category, meaning that they are not insured or guaranteed by a federally owned or guaranteed mortgage agency.  Accordingly, the risk of default by the borrower in those "non-conforming loans" is higher than the risk of default in loans made to persons who qualify for conventional mortgage financing.

Currently, we believe that the impact of these factors on our operations has not been significant, in part because the Texas real estate market, where most of our mortgage investments are located, has not experienced a downturn in its residential real estate market and also because we have adopted active strategies to monitor and manage our credit risk and our portfolio of mortgage investments, such as reducing our investments in interim loans secured by conventionally built homes, with the objective of limiting to the extent possible adverse financial effects from the sub-prime crisis. However, we have two loans in California, which is one of the states where the sub-prime crisis has been felt the most and conditions could change in Texas and in our other markets. Therefore, we can give no assurances that there will not be a marked increase in defaults under our interim loans accompanied by a rapid decline in real estate values that could have a material adverse effect upon our financial condition and operating results.

We may not be successful in managing credit risk, particularly as such risk is impacted by the sub-prime crisis, which could adversely affect our results and our ability to pay distributions to our shareholders.

Despite our efforts to manage credit risk, there are many aspects of credit risk that we cannot control. In addition, the sub-prime crisis has created new circumstances that increase the difficulty of predicting the credit risks to which we will be exposed and limiting future delinquencies, defaults, and losses. Our borrowers may default and we may experience delinquencies at a higher rate than we anticipate. Our underwriting reviews may not be effective. Our loan loss reserves may prove to be inadequate. The value of the homes collateralizing our mortgage investments may decline. We may have difficulty selling any homes that are repossessed which could delay or prevent us from recovering our investment. Changes in lending trends, consumer behavior, bankruptcy laws, tax laws, regulations impacting the mortgage industry, and other laws may exacerbate loan losses. Other changes or actions by judges or legislators regarding mortgage loans and contracts including the voiding of certain portions of these agreements may reduce our earnings, impair our ability to mitigate losses, or increase the probability and severity of losses. Our loss mitigation efforts will impact our operating costs and may not be effective in reducing our future credit losses.

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

A portion of our investments are subject to a higher risk of default than conventional mortgage loans.

Most of our mortgage investments are “non-conforming” in that they are not insured by a federally owned or guaranteed mortgage agency. Also, a portion of our loans involve, directly or indirectly, borrowers who do not satisfy all of the income ratios, credit record criteria, loan-to-value ratios, employment histories and liquidity requirements of conventional mortgage financing.  Accordingly, the risk of default by the borrower in those "non-conforming loans" is higher than the risk of default in loans made to persons who qualify for conventional mortgage financing.   The three year average default rate for our residential mortgages and contracts for deed was 10.35% and for our interim loans was 4.24%.

Fluctuations in interest rates may affect our return on investment.

Mortgage interest rates may be subject to abrupt and substantial fluctuations.  Changes in interest rates may impact both demand for our real estate finance products and the rate of interest on the loans we make. If prevailing interest rates rise above the average interest rate being earned by our mortgage investments, we may be unable to quickly liquidate our existing investments in order to take advantage of higher returns available from other investments.  Furthermore, interest rate fluctuations may have a particularly adverse effect on the return we realize on our mortgage investments if we use money borrowed at variable rates to fund fixed rate mortgage investments. A portion of the loans we finance for UDF are junior in the right of repayment to senior lenders, who will provide loans representing 70% to 80% of total project costs.  As senior lender interest rates available to our borrowers increase, demand for our mortgage loans may decrease, and vice versa.

We have a heavy dependence upon the UDF line of credit which also concentrates our credit risk.

Our line of credit to UDF is currently $45 million, and we generate a significant amount of our total earnings through that lending arrangement. The line of credit expires December 31, 2009. The large amount that we have committed to the UDF line of credit means that we face a concentrated credit risk with UDF so that, in the event of delinquencies or defaults by UDF, a significant portion of our total portfolio of mortgage investments could be adversely affected. In addition, if we are unable to renew the line of credit when it expires or to find an alternative lending arrangement either with UDF or other borrowers that will allow us to use an equivalent amount of our lending resources and that will generate an equivalent or better return to us, our earnings will be negatively impacted which may result in an adverse impact on our ability to make distributions to our shareholders.

Our loans to UDF are junior to other lenders and exposes us to the risks of the homebuilding industry.

Our loans to UDF are secured by UDF’s interest in mortgages and equity participations that it has obtained to secure its loans to real estate developers. Some of those mortgages are junior mortgages. The developers obtain the money to repay the development loans by reselling the residential home lots to home builders or individuals who build single-family residences on the lots.  The developer’s ability to repay their loans is based primarily on the amount of money generated by the developer’s sale of its inventory of single-family residential lots. As a result, we are exposed to the risks of the homebuilding industry, which is undergoing a significant downturn due in large part to the sub-prime crisis, the duration and ultimate severity of which are uncertain. Accordingly, continued or further deterioration of home building conditions or in the broader economic conditions of the homebuilding market could cause the number of homebuyers to decrease, which would increase the likelihood of defaults on the development loans and, consequently, increase the likelihood of a default on the UDF line of credit loan.   If this were to occur, we may face the inability to recover the outstanding loan balance on foreclosure of collateral securing our loans because our rights to this collateral will be junior to the rights of senior lenders and because of the potentially reduced value of the underlying properties.

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

A large percentage of the properties securing our mortgage investments are located in Texas, with approximately 48% in the Dallas/Fort Worth area. As a result, we have a greater susceptibility to the effects of an economic downturn in that area or from slowdowns in certain business segments that represent a significant part of that area’s overall economic activity such as energy, financial services and tourism.

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

We face risks under the representations, warranties and guarantees that we gave in connection with our securitization activities.

We have engaged in two off balance sheet securitizations of our mortgage investments as a means of providing funding. In these transactions, we receive the proceeds from third party investors for securities issued from our securitization vehicles which are collateralized by transferred mortgage investments from our portfolio. As part of those securitizations we made certain representations and warranties concerning the portfolio of mortgage investments conveyed and we also guaranteed certain obligations. If, because of irregularities in the underlying loans, our representations and warranties are inaccurate, we may be obligated to repurchase the loans from the purchasing securitization entities at principal value, which may exceed market value.

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

We face risks from borrowed money.

We are allowed to borrow an aggregate amount not to exceed 50% of our net assets to acquire mortgage investments.  An effect of leveraging is to increase the risk of loss.  The higher the rate of interest on the financing, the more difficult it would be for us to meet our obligations and the greater the chance of default.  These borrowings may be secured by liens on our mortgage investments.  Accordingly, we could lose our mortgage investments if we default on the indebtedness.

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

During 2006 our Board of Directors did not appoint an audit committee.  The Company did have an audit committee in 2007 and 2005.  Typically, an audit committee is responsible for reviewing and discussing with management a company's financial controls and accounting, audit and reporting activities.  A typical audit committee will also review the qualifications of the Company's independent registered public accounting firm, select the independent registered public accounting firm and recommend the ratification of the accounting firm to the board, review the scope, fees and results of any audit and review the non-audit services provided by the accounting firm.   An audit committee will also be responsible for approving any transactions between the Company and its directors, officers, or significant shareholders.  Failing to have a properly constituted audit committee could expose the Company to a greater risk of error or fraud in the compilation, analysis and reporting of the Company's financial results. In addition, having an audit committee is a requirement for a listing of the Company’s securities on a stock exchange.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We do not maintain any physical properties.

ITEM 3. LEGAL PROCEEDINGS.

We are unaware of any threatened or pending legal action or litigation that individually or in the aggregate could have a material effect on us.

ITEM 4. SUBMISSION OF MATTERS TO THE VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

SHARE REDEMPTION PLAN

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

The following table summarizes the share repurchases made by us in 2007:

Month	Total number of shares repurchased	Average Purchase Price	Total number of shares purchased as part of a publicly announced plan	Total number of shares purchased outside of plan
January	17,803	$18.41	10,073	7,730
February	20,551	$18.22	10,534	10,017
March	12,223	$19.08	9,139	3,084
April	15,409	$19.01	11,250	4,158
May	13,793	$19.37	11,323	2,470
June	52,095	$17.21	10,747	41,347
July	40,859	$19.71	37,472	3,387
August	55,218	$19.67	50,006	5,211
September	61,244	$19.35	49,999	11,245
October	36,666	$19.12	27,503	9,163
November	40,441	$19.08	29,890	10,551
December	26,488	$19.81	25,033	1,455
Totals	392,790	$19.01	282,969	109,818

On December 31, 2007, we had 6,649,916 shares outstanding compared to 6,917,443 and 7,055,119 shares outstanding at December 31, 2006 and 2005, respectively. The decrease in shares is the net between fewer DRP shares issued and more SRP shares repurchased. The shares were held by 2,373, 2,760 and 2,771 beneficial owners in 2007, 2006 and 2005, respectively. No single shareholder owned 5% or more of our outstanding shares.

DIVIDEND POLICY

Under our current dividend policy, we intend to retain up to 10% of our earnings to build share value, (“Retained Earnings”), and distribute to shareholders at least 90% of our taxable income each year (which does not ordinarily equal net income as calculated in accordance with accounting principles generally accepted in the United States) so as to comply with the REIT provisions of the Code.  To the extent we have available funds, we declare regular monthly dividends (unless the trustees determine that monthly dividends are not feasible, in which case dividends would be paid quarterly).  Any taxable income remaining after the distribution of the final regular monthly dividend each year, excluding our Retained Earnings, is distributed together with the first regular monthly dividend payment of the following taxable year or in a special dividend distributed prior thereto.  The dividend policy is subject to revision at the discretion of the Board of Trustees.  All distributions are made by us at the discretion of the Board of Trustees and depend on our taxable earnings, our Retained Earnings, our financial condition, maintenance of our REIT status and such other factors as the Board of Trustees deems relevant.

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

We began making distributions to our shareholders on September 29, 1997. Monthly distributions have continued each month thereafter. At year-end 2007 we had paid 124 consecutive monthly dividends. Distributions for the years ended December 31, 2007, 2006 and 2005 were made at a rate of 7.4% ($1.47), 7.0% ($1.40) and 7.5% ($1.50), respectively. The dividend portion of the distribution was 7.4% ($1.47), 7.0% ($1.40) and 6.6% ($1.32), per weighted share for 2007, 2006 and 2005, respectively. The portion of these distributions that did not represent a dividend represented a return of capital.

ITEM 6. SELECTED FINANCIAL DATA

We present below selected financial information. We encourage you to read the financial statements and the notes accompanying the financial statements in this Annual Report. This information is not intended to be a replacement for the financial statements.

	Years ended December 31,
	2007	2006	2005	2004	2003
OPERATING DATA
Interest income from affiliate investments	$14,001,947	$13,180,260	$11,242,004	$9,140,931	$6,252,884
Interest income	2,830,897	4,030,871	3,771,731	4,748,517	5,823,457
Total revenues	16,832,844	17,211,131	15,013,735	13,889,448	12,076,341
Total expenses	6,024,927	7,102,911	5,767,501	4,423,440	3,487,222
Net income	10,807,917	10,108,220	9,246,234	9,466,008	8,589,119
Net income per share	$1.59	$1.45	$1.32	$1.34	$1.47
Weighted average shares outstanding	6,805,072	6,993,980	7,026,311	7,051,313	5,859,639

	Years ended December 31,
	2007	2006	2005	2004	2003
BALANCE SHEET DATA
Cash	$1,597,883	$3,661,724	$5,548,421	$1,331,798	$4,199,455
Residential mortgages and contracts for deed	-	-	-	-	29,780,352
Investment in trusts receivable	5,428,453	5,473,508	5,815,712	17,749,231	-
Foreclosed residential mortgages and contracts for deed	274,064	359,517	874,602	867,591	3,346,004
Interim mortgages, affiliates	41,641,334	64,883,388	48,411,728	45,561,688	45,924,354
Interim mortgages	12,251,098	17,825,519	24,543,944	28,185,848	25,622,838
Foreclosed interim mortgages	234,155	776,643	1,805,340	2,025,830	1,263,350
Allowance for loan losses	(2,343,163)	(1,011,975)	(698,712)	(921,500)	(350,000)
Line-of-credit receivable, affiliate	25,083,216	33,056,189	30,317,037	28,721,639	6,093,493
Recourse obligations, affiliates	16,035,790	11,975,234	9,264,233	-	-
Other assets	9,476,866	4,713,499	4,021,986	5,676,136	4,445,972
Total assets	109,679,696	141,713,246	129,904,291	129,198,261	120,325,818

Bank loan	-	27,976,642	13,808,080	12,030,000	-
Other liabilities	878,485	810,718	936,583	1,012,944	1,835,145
Total liabilities	878,485	28,787,360	14,744,663	13,042,944	1,835,145

Total shareholders' equity	108,801,211	112,925,886	115,159,628	116,155,317	118,490,673
Total liabilities and shareholders' equity	$109,679,696	$141,713,246	$129,904,291	$129,198,261	$120,325,818

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY.

GENERAL

We invest exclusively in:  (i) first lien secured mortgage loans with initial terms of 12 months or less for the acquisition and renovation of single family homes, which we refer to as “interim loans”; (ii) first lien secured construction loans for the acquisition of lots and construction of single-family homes, which we refer to as “construction loans”; (iii) lines of credit and secured loans for the acquisition and development of single-family home lots, referred to as “land development loans”; (iv) lines of credit and loans secured by developed single-family lots, referred to as “finished lot loans”; (v) lines of credit and loans secured by completed model homes, referred to as “model home loans”; and, formerly we invested in (vi) first lien, fixed rate mortgages secured by single-family residential property, which we refer to as “residential mortgages”. Additionally, we our portfolio includes obligations of affiliates of our Advisor, which we refer to as “recourse loans.”

The typical terms for residential mortgages, contracts for deed and interim loans (collectively referred to as “mortgage investments”) are 360 months, 360 months and 12 months, respectively. The UDF line of credit has a five year term. Finished lot loans and builder model home loans are expected to have terms of 12 to 48 months. The majority of  interim loans are covered by recourse agreements that obligate either a third party with respect to the performance of a purchased loan, or obligate a borrower that has made a corresponding loan to another party (the "underlying borrower"), to repay the loan if the underlying borrower defaults. Our loans to UDF are secured by the pledge of all of UDF’s land development loans and equity participations, and are subordinated to its bank lines of credit. In addition, as an enhancement, in October 2006, UDF III, a newly formed public limited partnership that is affiliated with UDF and with our Advisor, entered into a limited guaranty effective as of September 1, 2006, for our benefit (the “UDF III Guarantee”). Pursuant to the UDF III Guarantee, UDF III guaranteed the repayment of up to $30 million under the Second Amended and Restated Secured Line of Credit Promissory Note between United Mortgage Trust and UDF.  We anticipate the UDF III Guarantee will be released in 2008 as a result of UDF’s increased net worth.

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

At the end of 2007, our mortgage portfolio totaled approximately $84,404,000. Approximately 26% of our income producing assets were interim loans secured by conventionally built homes, approximately 27% were land development loans, approximately 25% were interim loans secured by modular and manufactured housing, approximately 16% were invested in the new construction interim loans, approximately 6% were invested in residential mortgages and contracts for deed, owned outright and as part of the Bayview Securitization discussed below.

We no longer purchase Interim Loans that are secured by modular and manufactured homes or Residential Mortgages, and we no longer purchase Construction Loans.  We are reducing our investment in Interim Loans until conventional financing options for homes secured by Interim Loans improve.  We plan to continue to invest in Land Development Loans, Finished Lot Loans, Model and Home Loans and a subordinate line of credit secured by Interim Loans  because, 1) Land Development Loans and Finished Lot Loans have provided us with suitable collateral positions, well capitalized borrowers and attractive yields; 2) the subordinate line of credit secured by Interim Loans provides us with suitable collateral positions, full recourse from our borrowers and attractive yields; and, 3) Model Home Loans are expected to provide us with suitable collateral positions, well capitalized borrowers and attractive yields. Model Home Loans are expected to produce higher yields commensurate with Land Development Loans, Finished Lot Loans and the Subordinate Line of Credit secured by Interim Loans.  As we phase out of Interim Loans secured by modular and manufactured homes and Construction Loans, we will increase the percentage of our portfolio invested in Land Development Loans, Finished Lot Loans and Model Home Loans, until market conditions indicate the need for an adjustment of the portfolio mix.

The following table sets forth certain information about our mortgage investments purchased during the periods set forth below.
	Years Ended December 31,
	2007	2006	2005
Interim Mortgages
Interims funded with affiliates	$ 45,147,000	$ 69,812,000	$ 47,442,000
Interims funded with others	$ 3,456,000	$ 18,596,000	$ 33,760,000

Number of loans funded with affiliates	557	1,055	746
Number of loans funded with others	-	137	277
Total number funded	557	1,192	1,023

Affiliate interims paid off	$ 66,540,000	$ 48,003,000	$ 42,915,000
Other interims paid off	$ 7,305,000	$ 26,303,000	$ 31,773,000

Number of affiliated interims paid off	1,173	909	613
Number of other interims paid off	77	206	346
Total number paid off	1,250	1,115	959

Average interim mortgage loan funded during year	$86,000	$ 75,000	$ 75,000
Remaining term in months: less than	12 months	12 months	12 months
Yield on investments	12.33%	13.63%	12.98%
Investment-to-value ratio	63.19%	56.08%	52.19%

Line of Credit, Affiliate
Draws funded	$ 1,950,000	$ 16,562,000	$ 20,483,000
Paid down	$ 11,909,000	$ 13,823,000	$ 18,888,000
Term remaining	2 years	3 years	4 years
Yield on investments	14.06%	14.00%	13.91%

Residential Mortgages and Contracts for Deed
UPB of new loans acquired	$ 640,000	$ 1,721,000	$ 517,000
Number purchased from other sources	--	--	13

Lot Banking Transactions (1)
Draws funded	$ 1,986,000	--	--
Paid down	--	--	--
Term remaining	2 years	--	--
Yield on investments	12.50%	--	--

Number reclassified/refinanced/carried back when selling REO (2)	14	43	--
Aggregate principal balance	$ 640,000	$ 1,721,000	$ 517,000
Average principal balance	$ 46,000	$ 40,000	$ 40,000
Remaining term in months	180	359	245
Current yield	10.14%	12.76%	11.70%
Investment-to-value	104.62%	74.74%	86.36%

(1) These transactions are included in Lines of Credit, Affiliate in the accompanying financial statements

(2) These loans were a result of the reclassification of interim mortgages, refinancing of contracts for deed or a note carried back from the sale of REO.  In the case of interim mortgages, we took direct assignment of three notes and one contract for deed that were in place on the underlying collateral of four interim mortgages. Two contracts for deed were refinanced and are now notes and deeds of trust. The balance of the activity represents secured 2nd liens notes secured by properties that were security for construction loans. Management encouraged one of the Company’s unaffiliated borrowers to refinance their maturing construction loans. In doing so, management agreed to subordinate the Company’s 1st lien to other institutions. In addition, borrower was required to execute a 2nd lien note on the portion of UMT’s 1st lien that the other institution did not finance. Principal and interest payments are required monthly under the terms of the 2nd lien notes.

MATERIAL TRENDS

Housing Industry

The U.S. housing market has suffered declines in recent months, particularly in geographic areas that had experienced rapid growth, steep increases in property values and speculation.  Although the Company believes that the housing markets in the geographic areas in which we have invested will not be significantly impacted by the general decline in the U.S. housing market, the Company does believe that the publicly traded national homebuilders with which it does business are reducing and will continue to reduce supply and inventory overhang of new single family residences and, as a result, will likely reduce the number of new homes they construct in 2008 as compared to the number of new homes constructed in 2007.

Material Trends Affecting Our Business

Nationally, the number of new single-family residential homes sold has been declining, and average and median sales prices have been falling.  The sales of new single-family residential homes in December 2007 were at a seasonally adjusted annual rate of 605,000 units, according to estimates released jointly by the U.S. Census Bureau and the Department of Housing and Urban Development.  This is approximately 41% below the December 2006 estimate of 1,019,000 units.  According to the same sources, the average sales price of new houses sold in December 2007 was $267,300; the median sales price was $219,200. This is approximately 14.2% below the December 2006 average sales price of $311,600 and approximately 11% below the December 2006 median sales price of $246,900.  The seasonally adjusted estimate of new houses for sale at the end of December was 493,000, which represents a supply of 9.5 months at the December sales rate.  The seasonally adjusted estimate of new houses for sale at the end of December 2006 was 535,000, which represents a supply of 6.2 months at the December 2006 sales rate.

According to the same sources, new single-family residential home permits and starts have also declined nationally, as a result and in anticipation of a rising supply of new single-family residential homes and a declining demand for new single-family residential homes.  Single-family homes authorized by building permits in December 2007 were at a seasonally adjusted annual rate of 702,000 units.  This is 26.5% below the December 2006 estimate of 1,181,000 units.   Single-family home starts were at a seasonally adjusted annual rate of 784,000 units.  This is 36.8% below the December 2006 estimate of 1,241,000 units.

Housing markets generally remain difficult and generally are declining on a national basis with those declines and difficulties most pronounced in those markets that had experienced rapid growth, steep increases in property values and speculation, such as in California, Florida, Arizona and Nevada.  However, a few markets, such as Texas, are continuing to remain fairly healthy, compared to what has been occurring nationally.  The table below illustrates the recent declines in home price appreciation nationally, as well as in California and Florida, while showing that Texas has not experienced such declines.

10 Year Home Price Appreciation
Source: Office of Federal Housing Enterprise Oversight and Real Estate Center at Texas A&M University

As of December 31, 2007, the great majority of our loans are secured by assets located in Texas.  While housing woes beleaguer the national economy, Texas housing markets have held up as some of the best in the country.  We believe the Texas markets have remained fairly healthy due to strong demographics, economies and housing affordability ratios.  The National Association of Homebuilders estimates that the median new home prices for 2007 in the metropolitan areas of Austin, Houston, Dallas, San Antonio and Lubbock are $188,025, $204,895, $207,076, $160,764 and $97,199, respectively.  These amounts are below the December 2007 national median sales price of new homes sold of $219,500.  Using the Department of Housing and Urban Development’s estimated 2007 median family income for the respective metropolitan areas of Austin, Houston, Dallas, San Antonio and Lubbock, the median income earner in those areas has 1.32 times, 1.00 times, 1.08 times, 1.20 times and 1.80 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area.  Using the U.S. Census Bureau’s income data to project estimated median income for the United States for 2007 of $59,000 and the December 2007 national median sales prices of new homes sold of $219,500, we conclude that the national median income earner has 0.97 times the income required to qualify for a mortgage loan to purchase the median priced new home in the United States.  We further conclude that the aforementioned Texas metropolitan areas have new home housing affordability ratios that are 1.03 to 1.86 times the national new home housing affordability ratio.  The above housing affordability is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, assuming an annual mortgage insurance premium of 50 basis points for private mortgage insurance and a cost that includes estimated property taxes and insurance for the home.

The United States Department of Labor reports that as of December 2007, Texas led the nation with the largest job gains over the past twelve months with 218,600 new jobs created.  This is over 2.5 times greater than the number of jobs created during this period in the nation’s second largest state for job growth, Florida, and more than 2.75 times the jobs created during this period in the nation’s third largest state for job growth, California.  The United States Department of Labor reports that the largest over-the-year percentage increases in employment in the country’s large metropolitan areas were recorded in the four top metropolitan areas of Texas: Austin-Round Rock (+4.2%), Houston-Sugar Land-Baytown, (+3.9%), San Antonio (+3.0%), and Dallas-Fort Worth-Arlington, (+2.9%), The Texas metropolitan areas of Austin, Houston, Dallas, San Antonio and Lubbock experienced, during the last twelve months, the creation of 22,700, 94,200, 66,500, 18,800 and 3,800 new jobs, respectively.

The United States Census Bureau reported in its 2007 Estimate of Population Change July 1, 2006 to July 1, 2007 that Texas led the country in population growth during that period.  The estimate concluded that Texas grew by 496,751 people, or 2.12%, a number which was 1.6 times greater than the next closest state in terms of raw population growth, California, and more than 2.5 times the second closest state in terms of raw population growth, Georgia.  The United States Census Bureau also reported that among the 10 counties that added the largest number of residents between July 1, 2006 and July 1, 2007, half were in Texas (Harris (Houston), Tarrant (Fort Worth), Bexar (San Antonio), Collin (North Dallas) and Travis (Austin).  On June 28, 2007, the United States Census Bureau reported that Texas’ five major cities – Austin, Houston, San Antonio, Dallas and Fort Worth – were among the top ten in the nation for population growth from 2005 to 2006.  San Antonio was second in the nation with a population change of 33,084 from July 1, 2005 to July 1, 2006, Fort Worth was third in the nation with a population change of 30,201 during that period, Houston was fourth in the nation with a population change of 26,554 during that period, Austin was sixth in the nation with population change of 18,630 during that period, and Dallas was eighth in the nation with a population change of 16,676 during that period.

The Winter 2008 U.S. Market Risk Index, a study prepared by PMI Mortgage Insurance Co., the U.S. subsidiary of The PMI Group, Inc., which ranks the nation’s 50 largest metropolitan areas according to the likelihood that home prices will be lower in two years, reported that Texas cities lead the nation in home price stability.  The San Francisco-based company recently analyzed housing price trends in 50 U.S. metropolitan areas for its quarterly report, released January 15, 2008.  The index also considers the impact of foreclosure rates and excess housing supply and the consequential impact on home prices.  The study predicts there is less than a 1% chance that the Dallas/Fort Worth-area, Houston area, San Antonio, and Austin area home prices will fall during the next two years.  All Texas metropolitan areas included in the report are in the Top 10 least likely areas to experience a decline in home prices in two years of the nation’s 50 largest metropolitan areas.  Fort Worth-Arlington, Texas is the nation’s least likely metropolitan area included in the study to see a price decline in the next two years, Dallas-Plano-Irving, Texas is second-least likely, Houston-Sugar Land-Baytown, Texas is fourth-least likely, San Antonio, Texas is fifth-least likely and Austin, Texas is ninth-least likely.

In Texas markets, home builders and developers remain disciplined on new home construction and project development.  New home starts have been declining year-on-year and are outpaced by new home sales in all of our Texas markets where such data is readily available.  Inventories of finished new homes and finished lot supplies are healthy, with the exception of Dallas-Fort Worth, where homebuilders have slowed housing starts as the market had become slightly oversupplied with finished new homes and finished lot supplies.  Management anticipates the annual new home start pace will decline another 10% to 20% from 2007 levels in Texas markets as the Texas economy reverts to more moderate economic growth.  The Federal Reserve Bank Dallas has stated that although the Texas economy has weakened in the fourth quarter of 2007, the Texas economy “is still quite healthy and stronger than the national economy.”

Austin continues to be one of the strongest homebuilding markets in the country. Annual new home sales outpace starts 14,810 versus 13,896.  Finished housing inventory and finished lot supplies remain at healthy levels of 2.5 months and 22 months, respectively.  San Antonio is also a strong homebuilding market, with annual new home sales outpacing starts 15,564 versus 12,625.  Finished housing inventory and finished lot supplies remain at healthy levels of 2.3 months and 26.1 months, respectively.  Houston is also a healthy homebuilding market with annual new home sales outpacing starts 42,960 versus 38,117.  Finished housing inventory has been increasing to a 2.8 month supply, slightly above the considered equilibrium of 2 to 2.5 months supply.  Finished lot supplies remain at very healthy levels of 22.3 months.  All numbers are as publicly released by Metrostudy, a leading provider of primary and secondary market information.

The Real Estate Center at Texas A&M University has reported that the sales of existing homes remain healthy in our Texas markets, as well.  The number of months of home inventory for sale in Austin, San Antonio, Houston, Dallas, Fort Worth and Lubbock is 4.2 months, 6.0 months, 6.0 months, 5.8 months, 5.8 months, and 5.4 months, respectively.  A 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market. As of December, the number of existing homes sold year-to-date in (a) Austin is 27,974, down 7.6% year-on-year; (b) San Antonio is 23,820, down 9% year-on-year; (c) Houston is 77,581, down 4.2% year-on-year, (d) Dallas is 57,332, down 7.5% year-on-year, (e) Fort Worth is 11,415, down 4.6% year-on-year, and (f) Lubbock is 3,485, up 4.5% year-on-year.

The Office of Federal Housing Enterprise Oversight (“OFHEO”) reports that Texas had healthy existing home price appreciation between the fourth quarter of 2006 and the fourth quarter of 2007 of 5.21%.  That same report provides that existing home price appreciation between the fourth quarter of 2006 and the fourth quarter of 2007 for (a) Austin is 7.95%, (b) San Antonio is 8.25%, (c) Houston is 4.79%, (d) Dallas is 2.95%, (e) Fort Worth is 2.89%, and (f) Lubbock is 0.34%.  The OFHEO tracks average house price changes in repeat sales or refinancings of the same single-family properties utilizing conventional, conforming mortgage transactions.

In managing and understanding the markets and submarkets in which we purchase, we monitor the fundamentals of supply and demand.  We monitor the economic fundamentals in each of the markets in which we purchase loans, analyzing demographics, household formation, population growth, job growth, migration, immigration and housing affordability.  We also monitor movements in home prices and the presence of market disruption activity, such as investor or speculator activity that can create false demand and an oversupply of homes in a market.  Further, we study new home starts, new home closings, finished home inventories, finished lot inventories, existing home sales, existing home prices, foreclosures, absorption, prices with respect to new and existing home sales, finished lots and land, and the presence of sales incentives, discounts, or both, in a market.

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

Outlook

We expect the difficulties and challenges to the housing and mortgage lending marketplace to continue over the next few years. Those conditions could increase delinquencies and credit losses for us above those we have experienced on a historical basis.  However, we believe we have established appropriate reserves for such potential increased losses, and we anticipate that our assets will overall produce positive returns. We believe that United Mortgage Trust has been active in monitoring the current crisis and in implementing various measures to manage our risk and protect our return on our investments by shifting our portfolio to investments that are less directly sensitive to the adverse market conditions and that produce higher yields and by aggressively liquidating non-performing loans.  Based on that assessment, we do not anticipate a significant disruption to our normal business operations nor on our ability to continue making distributions to our shareholders consistent with our historical dividend policy and record.  Nevertheless, our assessments inherently involve predicting future events and we cannot be sure of the length or extent of the current sub-prime crisis and if it continues over an extended period of time, or if its severity increases, its impact on the economy as a whole and on the housing and mortgage lending market could cause us to suffer a higher level of delinquencies and losses than we are currently predicting and result in a material adverse impact on our business.

MERGER AGREEMENT

On June 13, 2006, the Board of Trustees voted to take no action to prevent the Agreement and Plan of Merger dated September 1, 2005 ("Merger Agreement") between the Company and UMTH pursuant to which the Company would have merged with and into UMTH ("Merger") from terminating for failure to satisfy the condition that the Merger would terminate if the Merger was not consummated by June 30, 2006. On June 13, 2006, the Company received a letter from UMTH in which UMTH also expressed the view that the Merger would terminate on June 30, 2006. On June 30, 2006 the merger terminated and as a result the Company wrote-off approximately $1,040,000 in capitalized merger costs as reflected in the statements of income. The Company did not incur any termination penalties as a result of the termination of the merger.

RECOURSE OBLIGATIONS

    Prior to July 1, 2003, we made loans with recourse to (1) Capital Reserve Group, Inc. (“CRG”), which is owned by Todd Etter and William Lowe, (2) Ready America Funding Corp. (“RAFC”), which is owned by South Central Mortgage Inc. (“SCMI”), which is owned by Todd Etter and by Eastern Intercorp, Inc., a company owned by Craig Pettit, and (3) SCMI, (we refer to these three companies as the "originating companies"), each of which has used the funds to originate underlying loans that are pledged to us as security for such originating company's obligations to us under the recourse obligations of affiliates.  In addition to the originating companies discussed above, the Company made loans with recourse to Wonder Funding, LP (“Wonder”), a Delaware limited partnership that is owned by Ready Mortgage Corp. (“RMC”).  RMC is beneficially owned by Craig Pettit.

When principal and interest on an underlying loan is due in full, at maturity or otherwise, the corresponding obligation owed by the originating company to us is also due in full.

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

On March 30, 2006, but effective December 31, 2005, each originating company agreed to give us secured promissory notes to consolidate (1) all outstanding amounts owed by such originating company to us under the recourse obligations of such originating company and the deficiency notes described above and (2) the estimated maximum future liability to us under the recourse arrangements described above.  Each originating company issued to us a secured variable amount promissory note dated December 31, 2005 (we refer to each of those notes as a “Secured Note”) in the initial principal amounts shown below. The initial amounts represent all principal and accrued interest owed as of such date. The initial principal amounts are subject to possible increases up to the maximum amounts shown below, if losses are incurred upon the foreclosure of purchased loans covered by recourse arrangements.  The Secured Notes (including related guaranties discussed below) are secured by an assignment of the distributions on Class C units, Class D units and Class EIA units of limited partnership interest of UMTH held by the originating companies as detailed in the following table and the paragraphs following the table.

Name	Initial principal amount	Balance at December 31, 2007	Promissory Note principal amount (2)	Units pledged as security	Units distributed during 2007	C Units remaining	Nominal Collateral Value (3)
CRG	$2,725,442	$4,572,436	$4,300,000	4,984 Class C	616	3,957 Class C	$3,957,000
RAFC	$3,243,369	$6,393,327	$7,100,000	6,739 Class C & All EIA	444	5,394 Class C & all EIA	$5,394,000
SCMI	$3,295,422	$3,485,326	$3,448,643	4,000 Class C	907	2,690 Class C	$2,690,000
RAF / Wonder(1)	$1,348,464	$1,584,701	$1,400,000	3,870 Class C	-	3,870 Class C	$3,870,000
Wonder Indemnification (1)	n/a	n/a	n/a	$1,134,000	$115,000	n/a	$1,019,000
EIA Units	n/a	n/a	n/a	n/a	n/a	n/a	$1,066,000
Totals	$10,612,697	$16,035,790	$16,248,643				$17,996,000

(1)    Wonder is collateralized by an indemnification agreement from RMC in the amount of $1,134,000, which includes the pledge of 3,870 C Units.
(2)    The CRG, Wonder, and SCMI balances at December 31, 2007 exceeded the stated principal amount per their variable Secured Notes by approximately $272,000, $185,000, and $37,000, respectively.  Per the terms of the Secured Notes, the unpaid principal balance may be greater or less than the initial principal amount of the note and is not considered an event of default.  The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the Unpaid Principal Balance (“UPB”) that we originally anticipated and out paced the minimum principal reductions scheduled for the loans.
(3)   Nominal collateral value does not reflect pledge of D units of limited partnership interest of UMTH held by WLL, Ltd. and RAFC.

Through September 2007, the Secured Notes incurred interest at a rate of 10% per annum. The CRG and RAFC Secured Notes amortize over 15 years. The SCMI Secured Note amortizes over approximately 22 years, which was the initial amortization of the deficiency notes from SCMI that were consolidated. The Secured Notes required the originating company to make monthly payments equal to the greater of (1) principal and interest amortized over 180 months and 264 months, respectively, or 2) the amount of any distributions paid to the originating company with respect to the pledged Class C and EIA units.  Effective, October, 2007, the recourse loans were modified to accommodate the anticipated increases in principal balances throughout the remaining liquidation periods of the underlying assets, suspend the principal component of the amortized loans for the period of July 2007 through June 2009, and reduce the interest rate from 10% to 6%.

The Secured Notes have also been guaranteed by the following entities under the arrangements described below, all of which are dated effective December 31, 2005:

·        UMT Holdings. This guaranty is limited to a maximum of $10,582,336 of all amounts due under the Secured Notes.
·        WLL, Ltd., an affiliate of CRG. This guaranty is of all amounts due under Secured Note from CRG, is non-recourse and is secured by an assignment of 2,492 Class C Units and 732 Class D units of limited partnership interest of UMT Holdings held by WLL, Ltd.
·        RMC. This guaranty is non-recourse, is limited to 50% of all amounts due under the Secured Note from RAFC and is secured by an assignment of 3,870 Class C units of limited partnership interest of UMT Holdings.
·        Wonder.  Wonder Funding obligations are evidenced by a note from RAFC (RAFC Wonder Note) and are secured by a pledge of a certain Indemnification Agreement given by UMTH to RAFC and assigned to UMT in the amount of $1,134,000, which amount is included in the UMTH limited guarantee referenced above.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

Residential Mortgages, Contracts for Deed, and Interim Mortgages.

As of December 31, 2007, our mortgage portfolio consisted of 338 residential mortgages (including loans in a securitization), 4 contracts for deed, 1 rental property, 11vacant properties and 402 interim loans. The portfolio had an unpaid principal balance (“UPB”) of approximately $57,486,000. The average loan in the portfolio had a current annual yield of 12.48%, an investment-to-value ratio of 66.50%, an average UPB of $76,000, and a remaining term of 243months for residential mortgages and contracts for deed. Interim loans have terms of 12 months or less, depending on the collateral securing the interim mortgage and the borrower. The more extensive the rehabilitation work on the property or the construction requirements, the longer the term of the loan. The average construction loan has a term of nine months; the average rehabilitation loan has a term of six months.

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

MORTGAGE PORTFOLIO TABLE
	at 12-31-2007	at 12-31-2006	at 12-31-2005
Residential mortgages owned outright (1)	59	53	30
Contracts for deed owned outright	4	4	6
Rental properties	1	1	2
Loans remaining in first securitization (2)	150	169	201
Loans remaining in second securitization (2)	129	140	186
Vacant properties	11	34	33
Interim mortgages	402	1,090	1,013
Unpaid principal balance	$57,486,000	$88,307,000	$80,753,000
Annual yield	12.48%	13.57%	12.98%
Investment-to-value ratio	66.50%	59.43%	67.98%
Average Loan UPB	$76,000	$59,000	$55,000

(1) The number of loans owned outright increased during 2006 primarily as a result of reclassifying certain REO and interim loans that were refinanced by us.
(2) The 2006 decrease is from Real Estate Owned (“REO”) selling and loans prepaying.

Line of Credit, Affiliate – Land Development Loans.

On June 20, 2006, we entered into a Second Amended and Restated Secured Line of Credit Promissory Note (the "Amendment") with United Development Funding ("UDF"), a Nevada limited partnership that is affiliated with our Advisor, UMTHGS.  The Amendment increases to $45 million an existing revolving line of credit facility ("Loan"). The Loan matures on December 31, 2009.  The purpose of the Loan is to finance UDF's loans to, and investments in, real estate development projects.

The Loan is secured by the pledge of all of UDF's land development loans and equity investments and is subordinated to certain UDF bank loans and line of credit.  Those UDF loans may be first lien loans or subordinate loans.

The Loan interest rate is the lower of 15% or the highest rate allowed by law, further adjusted with the addition of a credit enhancement to a minimum of 14%.

 UDF may use the Loan proceeds to finance indebtedness associated with the acquisition of any assets to seek income that qualifies under the Real Estate Investment Trust provisions of the Internal Revenue Code to the extent such indebtedness, including indebtedness financed by funds advanced under the Loan and indebtedness financed by funds advanced from any other source, including Senior Debt, is no more than 85% of 80% (68%) of the appraised value of all subordinate loans and equity interests for land development and/or land acquisition owned by UDF and 75% for first lien secured loans for land development and/or acquisitions owned by UDF. In addition, as an enhancement, in October 2006, UDF III entered into a limited guaranty effective as of September 1, 2006 for our benefit (the “UDF III Guarantee”). Pursuant to the UDF III Guarantee, UDF III guaranteed the repayment of an amount up to $30 million with respect to that certain Second Amended and Restated Secured Line of Credit Promissory Note between United Mortgage Trust and UDF I.  We anticipate the UDF III Guarantee will be released in 2008 as a result of UDF’s increased net worth.

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

The lending facility to UDF represents the continuing evolution of the Company's investment policy away from its original investment objective of long term residential mortgages to a portfolio which consists primarily of the increase in the Loan to UDF, an affiliate of our Advisor, lot banking and model home loans.  The Company's Trustees believe that the interest rate environment, increasing default rates, which have resulted in lower yields from traditional residential mortgage investments and the recent broader deterioration of the sub-prime mortgage market, requires that we seek other investments that are capable of providing superior returns, credit and collateral for our shareholders.  Our Trustees were also influenced by the results of our existing loan arrangement with UDF.  From June 2003 through December 2007, UDF has funded approximately $326 million in first lien, subordinate loans and equity investments and received approximately $215 million in loan and equity repayments.

We anticipate the increasing concentration of our investments in the Loan, lot banking and model home loans and that residential mortgages and interim loans will continue to diminish as a significant component of our total investment portfolio.

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

The Amendment represents the continuing shift in our investments away from our original investment strategy of investing in residential mortgages and contracts for deed. In late 2007, we began to reduce our investments in loans of 12 months or less in term, made to investors, including affiliates of our Advisor, for the purchase, renovation, and sale of single-family homes (we refer to those investments as "interim mortgages") We continue to increase our investment in our line of credit loan to UDF and lot loans. In addition, we intend to invest in model home loans.  Based upon the expected loan activity under our above-described amendment of the UDF Loan, we believe that our investments to be made under the Loan will represent approximately 37.5% of the Company's entire portfolio.

The Company monitors the line of credit for collectability on a continuing basis based on the affiliate’s payment history. No valuation allowance or charge to earnings was recorded for the years ended December 31, 2007, 2006 and 2005 based on the Company’s evaluation. Outstanding balances were approximately $25,083,000, $33,056,000 and $30,317,000 at year end 2007, 2006 and 2005, respectively.

Properties Pledged as Collateral.

At year end 2007, approximately 58% of the properties securing our interim loan Mortgage Investments were located in Texas, 22% in California, 6% in Tennessee, 3% in each of Missouri, and Georgia, 2% in each of Illinois, and Ohio, and 1% or less in 18 other states.

At year end 2006, approximately 59% of the properties securing our interim loan Mortgage Investments were located in Texas, 10% in Tennessee, 8% in California, 4% in Missouri, 3% in each of Colorado and Georgia, 2% in each of Illinois, Indiana and Ohio, and 1% or less in 17 other states.

At year end 2005, approximately 68% of the properties securing our Mortgage Investments were located in Texas, 10% in California, 3% each in Georgia, Missouri, North Carolina and Tennessee, 1% each in Colorado, Illinois, Indiana, Michigan, Ohio and South Carolina and Virginia, and less than 1% each in Alabama, Florida, Iowa, Kansas, Kentucky, Louisiana, Maryland, Minnesota, Mississippi, Oklahoma and Pennsylvania.

We expect to continue making loans in most of the 27 states in which our borrowers, principally UMTHLC and UDF are licensed to do business.

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

Loan Servicing.

We neither buy nor sell servicing rights to the loans we purchase, nor do we retain servicing rights. Residential mortgages and contracts for deed are serviced by PSC, an affiliate of our Advisor. We pay monthly a loan servicing fees to Prospect Service Corp., (“PSC”), which is owned by UMTH, of 1/12th of 1/2 of 1% of the UPB of each loan. In addition, we paid a monthly loan servicing fee of 0.8% of the UPB to REOPC, an affiliate of our Advisor, for maintaining our foreclosed properties. This arrangement with respect to interim loans ended in the last quarter 2006; however, PSC continues to service our long term residential loans.  Interim loans are serviced by us or by the entity to which we loaned funds, the majority of which are affiliates of our Advisor, including UMTHLC and RAFC.  We do not pay monthly servicing fees other than as listed above.

Comparative Income and Expenses.

During the years ended December 31, 2007, 2006 and 2005, revenues were approximately $16,833,000, $17,211,000, and $15,014,000 respectively, representing increase (decrease) over the prior of (2%), 15% and 8%, respectively. The 2007 decrease was primarily attributable to the decline in our outstanding interim mortgage investments.  This decline resulted from UMTHLC obtaining third party financing from another lender and reduced leverage on our entire portfolio with the expiration of the Company’s existing credit facility.  See Liquidity and Capital Resources section for further discussion.  The increases in 2006 and 2005 were primarily due to use of leverage, which allowed us to grow our interim loan portfolio by approximately 13% and 12% and our UDF investment by 9% and 6%, respectively.  Revenue derived from affiliates grew 6%, 17% and 23% and revenues from non-affiliates decreased 30%, increased 7% and decreased 21% between comparable years.

Total expenses during 2007, 2006, and 2005 were approximately $6,025,000, $7,103,000, and $5,768,000, respectively, representing an increase (decrease) over the prior year of (15%), 23% and 30%, respectively.  The decrease in 2007 and the increase in 2006 were primarily attributable to the non-recurring merger expenses recognized in 2006 of approximately $1,040,000.  Listed below are the significant expense accounts and explanations of change:

        MERGER EXPENSES: One time charge during 2006.

Upon termination of the merger agreement between UMT and UMTH, we wrote-off capitalized merger costs of approximately $1,040,000.

PROVISION FOR LOAN LOSSES: decreased 13% in 2007, decreased 31% and increased 34% in 2006 and 2005, respectively.

The increase or decrease in provisions for loan losses between years depending on how many loans are foreclosed since we create the allowance for loan losses on default rates and foreclosure trends.  The tables below illustrate loss rates as a percentage of nonrecourse portfolio for 1) interim loans and 2) residential mortgages and contracts for deed:

Interim Mortgages:
Year	Unpaid principal balance at year ends of unaffiliated loans	Loan losses charged-off	Loss rate as a percentage of unaffiliated loans
2007	$12,251,000	$1,039,000	8.48%
2006	$17,826,000	$690,000	3.87%
2005	$24,544,000	$937,000	3.82%

Residential Mortgages and Contracts for Deed:
Year	Unpaid principal balance including securitized loans	Loan losses charged-off	Loss rate as a percentage of loans
2007	$10,808,000	$390,000	3.61%
2006	$15,678,000	$1,774,000	11.32%
2005	$19,346,000	$1,787,000	9.24%

Loan loss reserves are established when a trend becomes clear that indicates the current market value of foreclosed properties is less than the outstanding balances of loans plus accrued interest. A loan loss reserve is created based on a three year look back of default rates. It is calculated as the difference between the outstanding loan balance of a foreclosed property, plus accrued interest income, less the estimated proceeds from the sale of the foreclosed property. During 2007 we calculated loan loss reserve at a rate of 47.5% of the unpaid principal balance of foreclosed residential mortgages, contracts for deed and interim loans. We projected the default rate for residential mortgages and contracts for deed at 10.35% of the remaining outstanding unpaid principal balance of the loans we own outright and the loans in the securitized pools and reserved 47.5% of that figure. We projected the default rate for interim mortgages at 4.5% of the remaining outstanding unpaid principal balance of unaffiliated loans and reserved 47.5% of that figure.

INTEREST EXPENSE: decreased 17% in 2007, increased 248% and 163% in 2006 and 2005, respectively.

We use our credit facility to provide additional funds for investment. The use of our credit facility depends on the number of suitable investments available at any given time and the amount of cash we have on hand. Interest expense fluctuates based on 1) how heavily we rely on our credit facility and 2) the increase or decrease in the interest rate we pay under the credit facility. Interest expense was approximately $1,934,000 $1,647,000, and $473,000, respectively, in 2007, 2006 and 2005.  See Liquidity and Capital Resources section for further discussion.

LOAN SERVICING FEES: decreased 75%, 15% and 59% in 2007, 2006, and 2005, respectively

Loan servicing fees paid to PSC and REOPC for servicing some of our Mortgage Investments decreased as a result of the two Bayview Securitizations. The amount we had invested in residential mortgages and contracts for deed decreased 1%, 6% and 67% in 2007, 2006 and 2005, respectively.  Further decreases in the loan servicing fee are expected as the remaining loans in the portfolio prepay and as principal amortizes. Loan servicing fees were approximately $ 10,000, $38,000 and $45,000 in 2007, 2006 and 2005, respectively.

TRUST ADMINISTRATION FEES: increased 3% in 2007 and decreased 5% and 6% in 2006 and 2005, respectively.

The trust administration fee was paid to our Advisor. We engaged a new Advisor in August 2006 when UMT Advisors, Inc. (“UMTA”) was replaced by UMTHGS. The current monthly fee is calculated as 1/12th of 1% of our average invested assets. The trust administration fee increases and decreases as our invested assets increase or decrease as we draw on or pay down the credit facility that we use to acquire mortgage investments. As consideration for granting the Advisory Agreement to UMTHGS, the Advisor agreed to (i) pay a $500,000 fee to us and (ii) assume responsibility for payment of $377,300 owed us by our former Advisor.  Monthly payments of (i) and (ii) above began in August 2006 and will be made in twelve equal installments.  The $500,000 fee was netted against the trust administration fee and paid in full. Net trust administration fees paid in 2007, 2006 and 2005 were approximately $872,000, $843,000 and $887,000, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES: increased 1%, 52% and 55% in 2007, 2006 and 2005, respectively.

The major categories of general and administrative expenses include transfer agent fees, legal fees, printing and reproduction costs, accounting and audit fees, recording fees, trustee fees and insurance. 2007 expenses were consistent with those of 2006.  The increase in 2006 expense was primarily due to legal fees relating to merger and general corporate activities. In 2005 the increase was related to increased communications with shareholders and Bayview securitization fees and costs for the resulting amortization. General and administrative expenses were approximately $955,000, $943,000 and $621,000, respectively, in 2007, 2006 and 2005.

    Operating expense as a percentage of income, net of interest expense, merger expense and provision for loan losses was 10.91%, 10.60% and 10.34%, for 2007, 2006 and 2005, respectively. Operating expense as a percentage of average invested assets was 1.62%, 1.55% and 1.36%, for the years, respectively.

    Net income was approximately $10,808,000, $10,108,000 and $9,246,000 for 2007, 2006 and 2005, respectively, representing an increase of 7%, 9%, a decrease of 2%, respectively. The increase in 2007 was primarily attributable to the lack of non-recurring merger expenses that were recognized in 2006.  The improvement in 2006, despite the one time charge of merger costs, was attributable to the decrease in provision for loan losses, use of leverage to increase our investment in interim loans, less uninvested cash and higher portfolio yield. Earnings per share in 2007, 2006 and 2005 were $1.59, $1.45 and $1.32, for the respective years. Use of leverage was approximately $22.0 million in 2007, compared to $18.9 million in 2006 and $7.2 million in 2005, positively impacting earnings. Mortgage Investment yields of approximately 12.48%, 13.63% and 12.98% in 2007, 2006 and 2005, respectively, further positively impacted earnings. Average daily cash balances of $1,145,000 in 2007, compared to $1,369,000 in 2006 and $2,996,000 in 2005, again positively impacted earnings in successive years.  In 2005 earnings were negatively impacted by an increase in loan losses coupled with more modest use of leverage, higher cash balances and more modest yields.

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

Unaffiliated Foreclosed Properties. We began 2007, 2006 and 2005 with 15, 34 and 24 foreclosed residential mortgage and contracts for deed, respectively, and foreclosed an additional 15, 46 and 59 loans during the respective years.  We sold 18, 65 and 49, foreclosed properties in 2007, 2006 and 2005, respectively, leaving 12, 15, and 34 foreclosed properties at the end of each of the three years, respectively. Non-affiliate foreclosed properties as a percentage of total unaffiliated residential mortgages and contracts for deed at year end were 3.64%, 5.61% and 6.67%, respectively.

We began 2007, 2006 and 2005 with 19, 32 and 23 foreclosed interim loans, respectively, and foreclosed an additional 4, 3, 23 properties during the respective years. We sold 17, 16 and 14 foreclosed properties, during 2007, 2006 and 2005, respectively, leaving 6, 19, and 32 foreclosed interim loans at the respective year ends. Unaffiliated foreclosed properties as a percentage of total unaffiliated interim loans at year end were 3.67%, 8.07% and 9.89%, respectively.

The following tables detail major categories of foreclosed loans for each of the last three fiscal years:

RESIDENTIAL MORTGAGES & CFDs	2007	2006	2005
Number of loans defaulted at beginning of year	15	34	24
Aggregate gross value	$666,000	$1,494,000	$868,000

Additional defaults during year	15	46	59
Aggregate gross value	$668,000	$2,125,000	$2,830,000

Defaulted properties disposed of during year	18	65	49
Aggregate gross value	$812,000	$2,953,000	$2,204,000

Number of loans defaulted at end of year	12	15	34
Aggregate gross value	$522,000	$666,000	$1,494,000

INTERIM LOANS	2007	2006	2005
Number of loans defaulted at beginning of year	19	32	23
Aggregate gross value	$1,438,000	$2,427,000	$2,026,000

Additional defaults during year	4	3	23
Aggregate gross value	$360,000	$463,000	$1,659,000

Defaulted properties disposed of during year	17	16	14
Aggregate gross value	$1,352,000	$1,450,000	$1,258,000

Number of loans defaulted at end of year	6	19	32
Aggregate gross value	$446,000	$1,438,000	$2,427,000

Changes in Our Mortgage Portfolio.

 The Company no longer purchases interim loans that are secured by modular and manufactured homes or construction loans or residential mortgages or contracts for deed, and we are reducing our investments in interim loans secured by conventionally built homes.  Such balances will decrease over time as the existing portfolios liquidate.  We plan to continue to invest in land development loans, finished lot loans, model home loans and, to a lesser percentage,  interim loans secured by conventionally built houses because, 1) land development loans and finished lot loans have provided us with suitable collateral positions, well capitalized borrowers and attractive yields; 2) interim loans, while offering  full recourse from our borrowers and attractive yields are dependent on sub-prime mortgage products to facilitate the sale of the properties securing our loans; and, 3) model home loans are expected to provide us with suitable collateral positions, well capitalized borrowers and attractive yields. In addition, blended yields for land development loans and finished lot loans have produced higher returns than those of residential mortgages and contracts for deed. Model home loans are expected to produce higher yields commensurate with land development loans, finished lot loans and interim loans. As we phase out of interim loans secured by modular and manufactured homes and construction loans and reduce out investments in interim loans secured by conventionally built homes, we will increase the percentage of our portfolio invested in land development loans, finished lot loans, and model home loans, until market conditions indicate the need for an adjustment of the portfolio mix.

The table below summarizes our mortgage portfolio by asset type as of December 31, 2007, 2006, and 2005:
Category	2007	2006	2005
Interim loans secured by conventionally built homes (1)	$21,424,000	$42,396,000	$29,459,000
Land development loans (2)	23,097,000	33,056,000	30,317,000
Interim loans secured by modular and manufactured homes	20,636,000	23,844,000	21,124,000
Construction loans	13,819,000	16,469,000	22,344,000
Residential mortgages and contracts for deed	$ 5,429,000	$ 5,474,000	$ 5,816,000

(1)
Interim loans are primarily comprised of advances made to UMTHLC to fund their loan originations.  Through October, 2007, the Company was UMTHLC’s primary source of capital.  The increase in outstanding loans between 2006 and 2005 was directly attributable to their underlying loan originations and related activity.  Effective October, 2007, UMTHLC obtained a line of credit with a third party lender, proceeds from which were used to pay down approximately $18,920,000 of outstanding borrowings from the Company.  The remaining decrease between years represents the net payment activity on the outstanding loan portfolio as a whole.  Management anticipates these types of loans will become a smaller percentage of our mortgage portfolio as originations funded continue to decline and existing loans pay off.

(2)
Land development loans represent one of the primary investment focuses of management going forward as they provide the Company suitable collateral positions, well capitalized borrowers and attractive yields.  The December 2007 balance declined compared to December 2006 due to approximately $7,800,000 of pay-offs received within 45 days prior to year-end.

Deficiency Notes – Affiliate and Non-Affiliate

The Company has made loans in the normal course of business to affiliates and non-affiliates, the proceeds from which have been used to originate underlying loans that are pledged to us as security for such obligations.  When principal and interest on an underlying loan is due in full, at maturity or otherwise, the corresponding obligation owed by the originating company to the Company is also due in full.  If the borrower or the Company foreclosed on property securing an underlying loan, or if we foreclosed on property securing a purchased loan, and the proceeds from the sale were insufficient to pay the loan in full, the originating company had the option of (1) repaying the outstanding balance owed to us associated with the underlying loan or purchased loan, as the case may be, or (2) delivering to the Company an unsecured deficiency note in the amount of the deficiency.

As of December 31, 2007, the Company had one deficiency note with a non-affiliate in the amount of approximately $1,726,000.  The note bears interest at a rate of 14% per annum, requires monthly principal and interest payments, and has a one-year term.

As of December 31, 2007, UMTHLC issued to the Company executed a variable amount promissory note in the amount of $5,100,000 to evidence its deficiency obligations to the Company.  The initial principal amount of the note was approximately $1,848,000. The principal balance will fluctuate from time to time based on the underlying loan activity and the amount of deficiencies realized by the affiliate.  The note bears interest at a rate of 10%, and requires monthly principal and interest payments based on a ten-year amortization for the outstanding principal balance.  The note is secured by a limited guaranty by UMTHGS, the Advisor, equal to a monthly amount not to exceed 33% of the advisory fee received by UMTHGS under the terms of its advisory agreement with the Company.  No affiliate deficiency notes existed as of December 31, 2006.

Dividends and Distributions to Shareholders.

Distributions per share of beneficial interest were $1.47, $1.40 and $1.50 per weighted share for 2007, 2006 and 2005, respectively, on earnings of $1.59, $1.45 and $1.32, respectively. In 2007 and 2006 we distributed approximately 92% and 97% of our net income. In 2005 we distributed in excess of earnings. The portion of the distributions that does not represent earnings represents return of capital.  (See the table below.) Distributions declared by our trustees during 2007, 2006 and 2005 were at an annualized rate of return of 7.4%, 7.0% and 7.5%, respectively. We are under no obligation to pay dividends at that same rate and from time to time the rate at which we pay dividends may be adjusted by our trustees.

	For the Years Ended December 31,
	2007	2006	2005
Monthly Dividend Rate	$0.12	$0.12	$0.13
Dividend paid per Share	$1.47	$1.40	$1.50
Amount paid in excess of earnings per Share	--	--	$0.18

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEARS ENDED
DECEMBER 31, 2007, 2006 and 2005

We use funds made available from our DRP, funds made available under bank lines of credit and the proceeds from repayments of principal and interest on loans we have made to purchase mortgage investments. We do not have commitments to purchase any mortgage investments but rather purchase them, as funds are available. (Dollars are approximate.)

	December 31,
	2007	2006	2005
Shares issued	125,261	131,386	170,987
Dividend reinvestment proceeds	$2,505,000	$2,655,000	$3,381,000
Number of shares returned to treasury	(392,788)	(269,062)	(158,228)
Value of shares repurchased	($7,466,000)	($5,203,000)	($3,083,000)
Principal receipts:
Residential mortgages and contracts for deed	$673,000	$840,000	$2,557,000
Proceeds from securitizations	--	--	$7,262,000
Interim loans	$73,845,000	$74,306,000	$74,688,000
Net borrowings - credit line	($27,977,000)	$14,169,000	$1,778,000
Net borrowings - line of credit, affiliate	$7,973,000	($2,739,000)	($1,595,000)

As of December 31, 2007, we had issued an aggregate of 8,110,684 shares, with 1,460,768 shares repurchased and retired to treasury, leaving 6,649,916 shares outstanding.  Total capital raised from share issuances was approximately $162,014,000. Shares are offered under our dividend reinvestment plan. No commissions are paid with respect to shares sold under the plan.

As of December 31, 2006, we had issued an aggregate of 7,985,423 shares, with 1,067,980 shares repurchased and retired to treasury, leaving 6,917,443 shares outstanding.  Total capital raised from share issuances was approximately $159,508,000. Shares are offered under our dividend reinvestment plan. No commissions are paid with respect to shares sold under the plan.

As of December 31, 2005, we had issued an aggregate of 7,854,037 shares, with 798,918 shares repurchased and retired to treasury, leaving 7,055,119 shares outstanding.  Total capital raised from share issuances was approximately $156,881,000. Shares sold subsequent October, 2003 have been offered under our DRP. No commissions are paid with respect to shares sold under this plan.

During 2006 we increased our then existing line of credit with a bank from $17 million to $30 million. The line-of-credit payable was collateralized by certain interim loans. Interest on the outstanding balance accrued at the higher of the Prime Rate or the sum of the Federal Funds Rate plus 1/2% per annum. The rate of interest at December 31, 2006 and 2005 was 8.75% and 6.52%, respectively. The note expired November 8, 2007.  Management is currently negotiating with lenders to replace this credit facility on similar or more favorable terms than the expiring credit facility. Under the terms of its Declaration of Trust, the Company may borrow an amount up to 50% of our Net Assets (total assets less liabilities). The amount outstanding under the line of credit at December 31, 2007, 2006 and 2005 was approximately 0%, 25%, and 12% of Net Assets, respectively.  The outstanding balances on the credit facility were approximately $0, $27,977,000 and $13,808,000, respectively.

Since inception and as of December 31, 2007, we have invested an aggregate of approximately $522 million in interim loans from various sources, and UDF had drawn down an aggregate of $113 million from us on its line of credit. In 2007, we funded approximately $49 million in interim loans and $2 million in draws to UDF, compared to approximately $88 million in interim loans and $17 million funded to UDF in 2006 and approximately $81 million in interim loans and $20 million funded to UDF in 2005. The following table sets forth, as a percentage of total funds invested with all sources, the percentage of mortgage investments made to affiliates during 2007, 2006, and 2005.

Affiliated Company	2007	2006	2005
CRG	--	--	--
RAFC	12%	11%	11%
REOPC		--	--
RMC		--	1%
UMTHLC	74%	56%	27%
UDF	7%	16%	35%

Total of affiliate mortgage investments	93%	83%	74%

The following table shows the dollar amounts of investments funded with affiliates of our Advisor in the three comparable years:

Affiliated Company	2007	2006	2005
CRG	$40,000	$152,000	--
RAFC	$6,316,000	$11,804,000	$14,145,000
REOPC	--	--	$218,000
RMC	--	--	$1,129,000
UMTHLC	$38,790,000	$59,023,000	$33,058,000
UDF	$3,936,000	$16,562,000	$43,966,000

In 2006 we took direct assignment, with full recourse, of all remaining CRG properties. The funds cited in the table above are expenses that we incurred against properties formerly owned by CRG, and are fully recoursed. In addition, we no longer fund draws directly to RAFC, but we do fund draws directly to vendors for projects that are active and serviced by RAFC.

Outstanding balances for interim loans purchased from affiliates of our Advisor and the UDF line of credit at December 31, 2007, 2006 and 2005 purchased from affiliates were:

Affiliated Company	2007	2006	2005
CRG	--	$1,249,000	$2,030,000
RAFC	$21,866,000	$23,844,000	$21,087,000
REOPC	--	--	$788,000
RMC	--	--	$192,000
SCMI	--	--	$150,000
UMTHLC	$19,776,000	$39,468,000	$24,164,000
UDF	$25,083,000	$33,056,000	$30,317,000

We no longer purchase residential mortgages or contracts for deed other than to carry back a note on the sale of a foreclosed property or to reclassify an interim loan.

Transactions With Related Parties.

We do not have employees. All administrative services and facilities are provided to us by our Advisor under the terms of an Advisory Agreement effective August 1, 2006, (now subject to an Advisory Agreement effective January 1, 2008). The services of  our Advisor, UMTHGS,  include all day-to-day administrative services including managing our development of investment guidelines, overseeing servicing, negotiating purchases of loans and overseeing the acquisition or disposition of investments and managing our assets.  We pay UMTHGS a monthly trust administration fee, depending on our annual distribution rate, ranging from 1/12th of 1% up to 1/12th of 2% of the amount of average invested assets per month. UMTHGS paid us a consideration of $500,000 over a 12 month period, ending July 31, 2007, for entering into the Advisory Agreement with them. In addition they paid the $377,000 receivable from our former Advisor, UMTA over the same 12 month period.  The agreement also provides for a subordinated incentive fee equal to 25% of the amount by which our net income for a year exceeds a 10% per annum non-compounded cumulative return on our adjusted contributions. No incentive fee was paid during 2007 or 2006. In addition, for each year in which it receives a subordinated incentive fee, the Advisor will receive a 5-year option to purchase 10,000 Shares at a price of $20.00 per share (not to exceed 50,000 shares). As of December 31, 2007 and 2006, the Advisor has not received options to purchase shares under this arrangement.

The Advisor and its affiliates are also entitled to reimbursement of costs of goods, materials and services obtained from unaffiliated third parties for our benefit, except for note servicing and for travel and expenses incurred in connection with efforts to acquire investments for us or to dispose of any of our investments. During 2007, the Company paid the Advisor $76,000 as reimbursement for costs associated with providing shareholder relations activities.  No such costs were reimbursed in 2006 and 2005.

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

The Advisor Agreement also provides for us to pay to the Advisor as debt placement fee.  We may engage the Advisor, or an Affiliate of the Advisor, to negotiate lines of credit on behalf of the Company.  UMT shall pay a negotiated fee, not to exceed 1% of the amount of the line of credit secured, upon successful placement of the line of credit

Loan servicing fees are paid to PSC and were paid to REOPC. The fees are paid monthly and calculated as 1/12th of 1/2% and 0.8% of the outstanding principal balance of each loan or value of each property, respectively. In addition, each received real estate sales commissions on a scale of 1% to 4% of the sales price of a foreclosed property when the property is liquidated.

Below is a chart listing fees paid to PSC, REOPC and the Advisor in the past three years:

Type of Fee	Payee	2007	2006	2005
Trust management fee	UMTA	$529,000	$549,000	$877,000
Trust management fee, net	UMTHGS	$1,394,000	$294,000	--
Bayview Securitization fee	UMTA	--	--	$146,000
Investor relations service fee	UMTHGS	$76,000	--	--
Loan servicing fees	PSC	$10,000	$20,000	$45,000
Commissions	PSC	--	$6,400	--
Loan servicing fees	REO PC	--	$18,000	$24,000
Commissions	REO PC	--	$22,000	$75,000

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

There is no assurance that the interest income accrued by the Company will be paid by a borrower.  When income is accrued with respect to a foreclosed loan, the Company sells the mortgage property and receives proceeds from the sale. The Company first applies the proceeds to any accrued interest related to the loan and then applies the balance of the proceeds to the outstanding loan balance. If the proceeds from the sale of the property are not sufficient to reduce the outstanding loan balance to zero, the remaining balance is referred to as the “charge-off amount.” The charge-off amount is recorded against the mortgage investment loss reserve: accrued interest income, plus the outstanding loan balance, less proceeds from the sale of the property equals the amount charged-off against loss reserves. If the loan was a recourse loan, the Company’s borrower or a guarantor is obligated to pay the remaining balance with interest and the borrower or guarantor, as applicable, would deliver a deficiency note (“deficiency note”) to the Company for the remaining balance.

On March 30, 2006, but effective as of December 31, 2005, all outstanding amounts owed by certain of the Company’s affiliates under (1) loans made by the Company to such affiliates, (2) deficiency notes from such affiliates to the Company and (3) the estimated maximum future liability to the Company under recourse arrangements, were consolidated into secured, variable amount promissory notes delivered by such affiliates to the Company, and reflected as recourse obligations in the accompanying balance sheets.

Loan Loss Reserves.

Loan loss reserves are established when it becomes clear that the current market value of foreclosed properties is less than the outstanding balances of loans plus accrued interest. A loan loss reserve is created based on a three year look back of default rates. It is calculated as the difference between the outstanding loan balance of a foreclosed property, plus accrued interest income, less the estimated proceeds from the sale of the foreclosed property. During 2007 the company calculated its loan loss reserve at a rate of 47.5% of the unpaid principal balance of foreclosed residential mortgages, contracts for deed and interim loans. It projected its residential mortgages and contracts for deed default rate at 10.35% of the remaining outstanding unpaid principal balance of the loans it owns outright and the securitized loans and reserved 47.5% of that figure. It projected its interim mortgage default rate at 4.5% of the remaining outstanding unpaid principal balance of unaffiliated loans and reserved 47.5% of that figure.

The changes in the reserve for loan losses during the years ended December 31, 2007, 2006, and 2005 are summarized as follows:

	2007	2006	2005
Balance, beginning of year	$1,012,000	$699,000	$368,000
Provision for loan losses	2,254,000	2,592,000	3,742,000
Reduction of values of foreclosed mortgages and loans charged off	(923,000)	(2,279,000)	(3,411,000)
Balance, end of year	$2,343,000	$1,012,000	$699,000

In December of 2006 we ceased funding interim loans for the construction of single family homes (“Construction Loans”).  Prior to December of 2006 we funded Construction Loans through an unaffiliated lender, Residential Development Corp. (“RDC”).  In 2007 we experienced increased delinquency on loans funded to RDC.  Throughout 2007, we implemented the following actions with regard to RDC:

·        Ceased funding loans to RDC
·        Began aggressive liquidation of properties securing non-performing loans
·        Engaged the services of asset managers to assist in the management of RDC delinquencies and liquidation of RDC assets
·        Began detailed examination of RDC lending practices and collateral positions
·        Re-evaluated market values of properties securing the RDC loans
·        Began review of all recourse afforded us by RDC and its principal owner

We intend to continue these efforts throughout 2008 and until the RDC portfolio is fully liquidated.  As of December 2007 we had reduced the RDC outstanding balance from a high of over $23 million to approximately $12 million.  Throughout 2007 reserved $1,347,000 for losses associated with the RDC portfolio.  We will further reserve in the event that aggressive liquidation of the portfolio would result in additional losses.

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

DISCLOSURE OF CONTRACTUAL OBLIGATIONS

As of December 31, 2007, the Company does not have any contractual obligations to make future payments under any debt obligations or long-term lease agreements.

DIVIDENDS DECLARED AND DISTRIBUTIONS MADE

During the year ended December 31, 2007, we declared dividends and made distributions on a monthly basis as shown below. We maintained a 7.4% annualized dividend rate during the year and distributed approximately 92% of our net income.  In 2005 the Company distributed dividends in excess of earnings.  We are under no obligation to make distributions at any particular rate, although we are obligated to distribute 90% of our REIT Taxable Income in order to continue to qualify as a REIT for federal income tax purposes. The amount distributed in excess of earnings per share represents return of capital.

	For the Years Ended December 31,
	2007	2006	2005
Monthly Dividend Rate	$0.12	$0.12	$0.13
Dividend paid per Share	$1.47	$1.40	$1.50
Amount paid in excess of earnings per Share	--	--	$0.18

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We may be exposed to interest rate changes primarily as a result of annual renewals of our bank line of credit. During the negotiations for our $30 million credit facility, a floating interest rate was negotiated. A higher interest rate may have a negative impact on earnings, but we do not anticipate a significant increase during 2008.

As of December 31, 2007, 2006 and 2005, the Company had no long-term borrowings.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

UNITED MORTGAGE TRUST

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
United Mortgage Trust

We have audited the accompanying consolidated balance sheets of United Mortgage Trust as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the three years ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Mortgage Trust as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the three years ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas
March 28, 2008

UNITED MORTGAGE TRUST CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
Assets
Cash and cash equivalents	$1,597,883	$3,661,724

Mortgage investments:
Investment in trust receivable	5,428,453	5,473,508
Interim mortgages, affiliates	41,641,334	64,883,388
Interim mortgages	12,251,098	17,825,519
Allowance for loan losses	(2,343,163)	(1,011,975)
Total mortgage investments	56,977,722	87,170,440

Line of credit receivable, affiliate	25,083,216	33,056,189
Accrued interest receivable	715,806	390,315
Accrued interest receivable, affiliate	4,822,377	3,331,204
Receivable from affiliate	-	230,861
Recourse obligations, affiliates	16,035,790	11,975,234
Residential mortgages and contracts for deed foreclosed	274,064	359,517
Interim mortgages foreclosed	234,155	776,643
Deficiency note	1,725,754	-
Deficiency note, affiliate	1,848,355	-
Equipment, less accumulated depreciation of $25,856 and $22,120, respectively	-	3,737
Other assets	364,574	757,382
Total assets	$109,679,696	$141,713,246

Liabilities and Shareholders’ Equity
Liabilities:
Line of credit payable	$-	$27,976,642
Dividend payable	827,670	806,000
Accounts payable and accrued liabilities	50,815	4,718
Total liabilities	878,485	28,787,360

Commitments and contingencies	--	--

Shareholders' equity:
Shares of beneficial interest; $.01 par value; 100,000,000 shares authorized; 8,110,684 and 7,985,423 shares issued, respectively; and 6,649,916 and 6,917,443 outstanding, respectively	81,107	79,854
Additional paid-in capital	143,287,664	140,783,690
Advisor's reimbursement	397,588	397,588
Cumulative distributions in excess of earnings	(6,530,813)	(7,366,618)
	137,235,546	133,894,514
Less treasury stock of 1,460,768 and 1,067,980 shares, respectively, at cost	(28,434,335)	(20,968,628)
Total shareholders' equity	108,801,211	112,925,886
Total liabilities and shareholders' equity	$109,679,696	$141,713,246

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005
Revenues:
Interest income derived from affiliates	$14,001,947	$13,180,260	$11,242,004
Interest income	2,830,897	4,030,871	3,771,731
	16,832,844	17,211,131	15,013,735
Expenses:
Trust administration fee	871,913	842,825	887,464
Loan servicing fee	9,604	38,220	45,020
General and administrative	955,450	943,462	620,618
Provision for loan losses	2,253,749	2,591,579	3,741,579
Interest expense	1,934,211	1,647,219	472,820
Merger costs	-	1,039,606	--
	6,024,927	7,102,911	5,767,501

Net income	$10,807,917	$10,108,220	$9,246,234

Net income per share of beneficial interest	$1.59	$1.45	$1.32

Weighted average shares outstanding	6,805,072	6,993,980	7,026,311

Distributions per weighted share outstanding	$1.47	$1.40	$1.50

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2007, 2006 and 2005

					Cumulative Distributions in Excess of Earnings
	Shares of Beneficial Interest		Additional Paid-in Capital
				Advisor's		Treasury Shares	Treasury Stock
	Shares	Par Value		Reimburse-ment				Total
Balance at December 31, 2004	7,683,050	$76,831	$134,750,434	$397,588	$(6,386,352)	640,690	$(12,683,184)	$116,155,317

Proceeds from shares issued	170,987	1,710	3,379,661	-	-	-	-	3,381,371
Purchase of treasury stock	-	-	-	-	-	158,228	(3,082,736)	(3,082,736)
Dividends ($1.50 per share)	-	-	-	-	(10,540,559)	-	-	(10,540,559)
Net income	-	-	-	-	9,246,234	-	-	9,246,234
Balance at December 31, 2005	7,854,037	78,541	138,130,095	397,588	(7,680,677)	798,918	(15,765,920)	115,159,627

Proceeds from shares issued	131,386	1,313	2,653,595	-	-	-	-	2,654,908
Purchase of treasury stock	-	-	-	-	-	269,062	(5,202,708)	(5,202,708)
Dividends ($1.40 per share)	-	-	-	-	(9,794,161)	-	-	(9,794,161)
Net income	-	-	-	-	10,108,220	-	-	10,108,220
Balance at December 31, 2006	7,985,423	79,854	140,783,690	397,588	(7,366,618)	1,067,980	(20,968,628)	112,925,886

Proceeds from shares issued	125,261	1,253	2,503,974	-	-	-	-	2,505,227
Purchase of treasury stock	-	-	-	-	-	392,788	(7,465,707)	(7,465,707)
Dividends ($1.47 per share)	-	-	-	-	(9,972,112)	-	-	(9,972,112)
Net income	-	-	-	-	10,807,917	-	-	10,807,917
Balance at December 31, 2007	8,110,684	$81,107	$143,287,664	$397,588	$(6,530,813)	1,460,768	$(28,434,335)	$108,801,211

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
Operating Activities
Net income	$10,807,917	$10,108,220	$9,246,234
Adjustments to reconcile net income
to net cash provided by operating activities:
Provision for loan losses	2,253,749	2,591,579	3,741,579
Depreciation and amortization	264,975	185,772	85,696
Net amortization of discount on mortgage notes
and loan acquisition costs	-	57,532	14,307
Changes in assets and liabilities:
Accrued interest receivable	(1,816,663)	(2,175,096)	2,460,078
Other assets	131,570	1,063,489	(893,237)
Accounts payable and accrued liabilities	67,767	(125,865)	39,485
Net cash provided by operating activities	11,709,315	11,705,631	14,694,142

Investing Activities
Investment in first lien mortgage notes	-	(1,720,972)	(3,608,766)
Principal receipts on first lien mortgage notes	672,995	839,734	2,557,088
Proceeds from the sale of mortgage loans, securitization	-	-	7,262,009
Investment in interim mortgages	(48,602,610)	(88,408,104)	(81,202,207)
Principal receipts on interim mortgages	73,844,977	74,306,328	74,687,831
Proceeds from (Investments in) recourse obligations, affiliates	(4,060,556)	2,156,414	-
Line-of-credit receivable, affiliate	7,972,973	(2,739,152)	(1,595,398)
Receivable from affiliate	230,861	146,824	1,613
Investments in residential mortgages and contracts for deed	(922,561)	-	-
Net cash provided by (used in) investing activities	29,136,079	(15,418,928)	(1,897,830)

Financing Activities
Proceeds from issuance of shares of beneficial interest	2,505,227	2,654,908	3,381,371
Net borrowings (repayments) on line-of-credit	(27,976,642)	14,168,562	1,778,080
Purchase of treasury stock	(7,465,707)	(5,202,709)	(3,082,736)
Dividends	(9,972,113)	(9,794,161)	(10,656,404)
Net cash provided by (used in) financing activities	(42,909,235)	1,826,600	(8,579,689)

Net increase (decrease) in cash and cash equivalents	(2,063,841)	(1,886,697)	4,216,623

Cash and cash equivalents at beginning of year	3,661,724	5,548,421	1,331,798

Cash and cash equivalents at end of year	$1,597,883	$3,661,724	$5,548,421

Supplemental Disclosure of Cash Flow Information
Interest paid	$1,934,211	$1,431,141	$419,282

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

A. NATURE OF BUSINESS

THE COMPANY

United Mortgage Trust (the “Company”) is a Maryland real estate investment trust that qualifies as a real estate investment trust (a “REIT”) under federal income tax laws. The Company  invests exclusively in:  (i) first lien secured mortgage loans with initial terms of 12 months or less for the acquisition and renovation of single family homes, referred to as “interim loans”; (ii) first lien secured construction loans for the acquisition of lots and construction of single-family homes, referred to as “construction loans”; (iii) lines of credit and secured loans for the acquisition and development of single-family home lots, referred to as “land development loans”; (iv) lines of credit and loans secured by developed single-family lots, referred to as “finished lot loans”; (v) lines of credit and loans secured by completed model homes, referred to as “model home loans”; and, formerly invested in (vi) first lien, fixed rate mortgages secured by single-family residential property, referred to as “residential mortgages”. Additionally, the Company’s loans include loans to affiliates of the Company’s Advisor that the Company refers to as “recourse loans.”   Loans are originated by others to the Company’s specifications or to specifications approved by the Company.  Most, if not all, of such loans are not insured or guaranteed by a federally owned or guaranteed mortgage agency.

The Company has no employees. The Company pays a monthly trust administration fee to UMTH General Services, L.P. (“UMTHGS” or “Advisor”), a subsidiary of UMT Holdings, L.P. (“UMTH”), a Delaware real estate finance company and affiliate, for the services relating to its daily operations.  The Company’s offices are located in Richardson, Texas.

THE ADVISOR

The Company uses the services of UMTHGS to manage its day-to-day operations and to recommend investments for purchases. The Company’s President, Christine “Cricket” Griffin, is a partner of UMTH. Besides Ms. Griffin, other UMTH partners and officers include David A. Hanson, who is President of UMTHGS and secretary of the UMTH and its subsidiaries. Todd Etter is a shareholder, director and Chairman of the Board of UMT Services, Inc., UMTH’s general partner and a Director of United Development Funding, Inc. (“UDF”) the general partner of UDF. Mr. Etter is also the sole owner of South Central Mortgage, Inc. ("SCMI"), a Texas corporation that sold Mortgage Investments to the Company. In addition, he is a director and shareholder of Capital Reserve Group, Inc. (“CRG”), in addition SCMI owns 50% of Ready America Funding Corp. (“RAFC”). Both CRG and RAFC are Texas corporations that used funds borrowed from the Company to make loans to other borrowers and assign such loans to the Company as security for CRG and RAFC obligations to the Company.  Hollis Greenlaw is a shareholder, director and President and Chief Executive officer of UMT Services, Inc. and a partner and the President and Chief Executive Officer of UMTH, and a director and the President and Chief Executive Officer of United Development Funding, Inc., the general partner of UDF, with whom the Company has extended a line of credit. He is Chief Executive Officer of UMTH Land Development, L.P., the general partner of United Development Funding III, L.P. (“UDF III”), which provides a limited guarantee of the Company’s UDF line of credit. Craig Pettit is a partner of UMTH, and is the sole proprietor of two companies that own 50% of RAFC. He currently functions as the President of RAFC. William Lowe is a partner of UMTH and owns 50% of CRG. Michael K Wilson is a partner of UMTH and a director of UMT Services, Inc. He is President of UMTH Funding Services, a Delaware partnership and subsidiary of UMTH. Cara Obert is a partner of UMTH. She also serves as Chief Financial Officer and Treasurer of UMT Services, Inc. and UMTH Land Development, L.P. Besides the subsidiaries above referenced, UMTH is the parent company of UMTH Lending Company, L.P. (“UMTHLC”), a Delaware limited partnership that sells interim loans to the Company, REO Property Company, L.P., (“REOPC”), a Delaware limited partnership that has provided services to the Company, and of Prospect Service Corp. (“PSC”), a Texas corporation that services the Company’s residential mortgages and contracts for deed.

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

There is no assurance that the interest income accrued by the Company will be paid by a borrower.  When income is accrued with respect to a foreclosed loan, the Company sells the mortgage property and receives proceeds from the sale. The Company first applies the proceeds to any accrued interest related to the loan and then applies the balance of the proceeds to the outstanding loan balance. If the proceeds from the sale of the property are not sufficient to reduce the outstanding loan balance to zero, the remaining balance is referred to as the “charge-off amount.” The charge-off amount is recorded against the mortgage investment loss reserve: accrued interest income, plus the outstanding loan balance, less proceeds from the sale of the property equals the amount charged-off against loss reserves. If the loan was a recourse loan, the Company’s borrower or a guarantor is obligated to pay the remaining balance with interest and the borrower or guarantor, as applicable, would deliver a deficiency note (“deficiency note”) to the Company for the remaining balance.

On March 30, 2006, but effective as of December 31, 2005, all outstanding amounts owed by certain of the Company’s affiliates under (1) loans made by the Company to such affiliates, (2) deficiency notes from such affiliates to the Company and (3) the estimated maximum future liability to the Company under recourse arrangements, were consolidated into secured, variable amount promissory notes delivered by such affiliates to the Company, and are reflected as recourse obligations in the accompanying balance sheets.

LOAN LOSS RESERVES

Loan loss reserves are established when it becomes clear that the current market value of foreclosed properties is less than the outstanding balances of loans plus accrued interest. A loan loss reserve is created based on a three year look back of default rates. It is calculated as the difference between the outstanding loan balance of a foreclosed property, plus accrued interest income, less the estimated proceeds from the sale of the foreclosed property. During 2007 the company calculated its loan loss reserve at a rate of 47.5% of the unpaid principal balance of foreclosed residential mortgages, contracts for deed and interim loans. It projected its residential mortgages and contracts for deed default rate at 10.35% of the remaining outstanding unpaid principal balance of the loans it owns outright and the securitized loans and reserved 47.5% of that figure. It projected its interim mortgage default rate at 4.5% of the remaining outstanding unpaid principal balance of unaffiliated loans and reserved 47.5% of that figure.

The changes in the reserve for loan losses during the years ended December 31, 2007, 2006, and 2005 are summarized as follows:

	2007	2006	2005
Balance, beginning of year	$1,012,000	$699,000	$368,000
Provision for loan losses	2,254,000	2,592,000	3,742,000
Reduction of values of foreclosed mortgages and loans charged off	(923,000)	(2,279,000)	(3,411,000)
Balance, end of year	$2,343,000	$1,012,000	$699,000

In December of 2006 the Company ceased funding interim loans for the construction of single family homes (“Construction Loans”).  Prior to December of 2006 the Company funded Construction Loans through an unaffiliated lender, Residential Development Corp. (“RDC”).  In 2007 the Company experienced increased delinquency on loans funded to RDC.  Throughout 2007, the Company implemented the following actions with regard to RDC:

·        Ceased funding loans to RDC
·        Began aggressive liquidation of properties securing non-performing loans
·        Engaged the services of asset managers to assist in the management of RDC delinquencies and liquidation of RDC assets
·        Began detailed examination of RDC lending practices and collateral positions
·        Re-evaluated market values of properties securing the RDC loans
·        Began review of all recourse afforded the Company by RDC and its principal owner

The Company intends to continue these efforts throughout 2008 and until the RDC portfolio is fully liquidated.  As of December 2007 the Company had reduced the RDC outstanding balance from a high of over $23 million to approximately $12 million.  Throughout 2007 reserved $1,360,000 for losses associated with the RDC portfolio.  The Company will further reserve in the event that aggressive liquidation of the portfolio would result in additional losses.

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

DISTRIBUTION POLICY AND DISTRIBUTIONS DECLARED

The Company makes distributions each year (not including return of capital for federal income tax purposes) equal to at least 90% of the REIT’s taxable income.  Since September 1997 the Company has made monthly distributions to its shareholders and intends to continue doing so. The trustees declare the distribution rate quarterly and distributions are made at the rate declared at the end of the following month for shareholders of record as of the 15th preceding month. The Company did make distributions in excess of earnings in 2005.  During 2007 the Company distributed 92% of earnings.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) 110 Share-Based Payment. SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. The Company currently uses the “simplified” method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. The Company does not expect SAB 110 will have a material impact on its consolidated balance sheets, statements of operations and cash flows.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141R, Business Combinations, and Statement No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. Statement No. 141R modifies the accounting and disclosure requirements for business combinations and broadens the scope of the previous standard to apply to all transactions in which one entity obtains control over another business. Statement No. 160 establishes new accounting and reporting standards for non-controlling interests in subsidiaries. The Company will be required to apply the provisions of the new standards in the first quarter of 2009. Early adoption is not permitted for these new standards.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 is effective beginning in fiscal year 2008. The Company is currently evaluating the effect of adopting SFAS 159, but does not expect it to have a material impact on its consolidated results of operations or financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however the application of this statement may change current practice. The requirements of SFAS 157 are first effective for the Company’s fiscal year beginning January 1, 2008. However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, the Company’s adoption of this standard on January 1, 2008, is limited to financial assets and liabilities. The Company does not believe the initial adoption of SFAS 157 will have a material effect its financial condition or results of operations. However, the Company is still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore has not yet determined the impact that it will have on the Company’s financial statements upon full adoption.

In December 2004, the FASB issued SFAS 123R, "Share-Based Payment," which was a revision of SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion 25, "Accounting for Stock Issued to Employees". SFAS 123R focuses primarily on share-based payments for employee services, requiring these payments to be recorded using a fair-value-based method. The use of APB 25's intrinsic value method of accounting for employee stock options has been eliminated. FASB 123R was effective for the Company in 2006. As a result, the fair value of stock options granted to employees in 2006 and thereafter are required to be expensed. The impact on the results of operations of the Company will depend on the number of options granted and the fair value of those options.  Historically the number of options granted by the Company have been nominal and SFAS 123R did not have a significant impact on results of operations.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

C. DEFICIENCY NOTES – AFFILIATE AND NON-AFFILIATE

The Company has made loans in the normal course of business to affiliates and non-affiliates, the proceeds from which have been used to originate underlying loans that are pledged to us as security for such obligations.  When principal and interest on an underlying loan is due in full, at maturity or otherwise, the corresponding obligation owed by the originating company to the Company is also due in full.  If the borrower or the Company foreclosed on property securing an underlying loan, or if the Company foreclosed on property securing a purchased loan, and the proceeds from the sale were insufficient to pay the loan in full, the originating company had the option of (1) repaying the outstanding balance owed to the Company associated with the underlying loan or purchased loan, as the case may be, or (2) delivering to the Company an unsecured deficiency note in the amount of the deficiency.

As of December 31, 2007, the Company had one deficiency note with a non-affiliate in the amount of approximately $1,726,000.  The note bears interest at a rate of 14% per annum, requires monthly principal and interest payments, and has a one-year term.

As of December 31, 2007, UMTHLC issued to the Company executed a variable amount promissory note in the amount of $5,100,000 to evidence its deficiency obligations to the Company.  The initial principal amount of the note was approximately $1,848,000. The principal balance will fluctuate from time to time based on the underlying loan activity and the amount of deficiencies realized by the affiliate.  The note bears interest at a rate of 10%, and requires monthly principal and interest payments based on a ten-year amortization for the outstanding principal balance.  The note is secured by a limited guaranty by UMTHGS, the Advisor, equal to a monthly amount not to exceed 33% of the advisory fee received by UMTHGS under the terms of its advisory agreement with the Company.  No affiliate deficiency notes existed as of December 31, 2006.

D. LINE OF CREDIT PAYABLE

During 2006 the Company increased its existing line of credit from $17 million to $30 million. The line of credit was collateralized by certain interim loans. Interest on the outstanding balance accrues at the higher of the Prime Rate or the sum of the Federal Funds Rate plus 1/2% per annum (8.75% as of December 31, 2006.) The note expired November 8, 2007. Management is currently negotiating with lenders to replace this credit facility on terms similar or more favorable terms than the expiring credit facility. Under the terms of its Declaration of Trust, the Company may borrow an amount up to 50% of the Company’s Net Assets (total assets less liabilities). The amount outstanding under the line of credit at December 31, 2007 and 2006 was approximately 0% and 25% of Net Assets, respectively. The outstanding balances on the credit facility were approximately $0 and $27,977,000, respectively.

E.  OPTIONS TO PURCHASE SHARES OF BENEFICIAL INTEREST

For each year in which an Independent Trustee of the Company serves, the Trustee receives 5-year options vested upon grant to purchase 2,500 shares of Company stock at $20 per share.

Following is a summary of the options transactions:

	2007	2006	2005
Outstanding at beginning of year	35,000	37,500	40,000
Granted	10,000	5,000	7,500
Expired	(7,500)	(7,500)	(10,000)
Exercised	--	--	--
Outstanding at end of year	37,500	35,000	37,500
Exercisable at end of year	37,500	35,000	37,500
Exercise price per share	$20	$20	$20

F.  RELATED PARTY TRANSACTIONS

1) UMT Holdings, L.P. (“UMTH”) is a Delaware limited partnership which is in the real estate finance business. UMTH holds a 99.9% limited partnership interest in UMTH Lending Company, L.P., which originates interim loans that the Company is assigned,  UMTH Land Development, L.P., which holds a 50% profit interest in UDF and acts as UDF's asset manager, and Prospect Service Corp.(“PSC”), which services the Company’s residential mortgages and contracts for deed and manages the Company’s REO. In addition, UMTH has a limited guarantee of the obligations of CRG, RAFC and SCMI under the Secured Notes.  United Development Funding III, L.P., (“UDF III”) which is controlled by UMTH Land Development, L.P., has provided a limited guarantee of the UDF line of credit. The Company’s President, Christine “Cricket” Griffin, is a partner of UMTH.

2) UMTH Lending Company, L.P. (“UMTHLC”) is a Delaware limited partnership, and subsidiary of UMTH.  The Company has loaned and will continue to loan money to UMTHLC so it can make loans to its borrowers. The loans are collaterally assigned to the Company, as security for the promissory note between UMTHLC and the Company. The unpaid principal balance of the loans at December 31, 2007 and 2006 was approximately $19,776,000 and $39,468,000, respectively.

3) Capital Reserve Group, Inc. (“CRG”) is a Texas corporation that is 50% owned by Todd Etter and William Lowe, partners of UMTH, which owns the Advisor.  CRG was in the business of financing home purchases and renovations by real estate investors. The Company loaned money to CRG to make loans to other borrowers. During 2006 the Company took direct assignment of the remaining loans from CRG with full recourse. The unpaid principal balance of the loans at December 31, 2007 and 2006 was approximately $0 and $1,249,000, respectively.

4) Ready America Funding (“RAFC”) is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter. RAFC is in the business of financing interim loans for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors. The Company continues to directly fund obligations under one existing RAFC loan, which was collaterally assigned to the Company, but does not fund new originations. The unpaid principal balance of the loans at December 31, 2007 and 2006 was approximately $21,866,000 and $23,844,000, respectively.

5) Wonder Funding, LP (“Wonder”) is Delaware limited partnership that is owned by Ready Mortgage Corp. (“RMC”). RMC is beneficially owned by Craig Pettit.  Wonder is in the business of financing interim loans for the purchase of land and the construction of single family homes.  The Company has ceased funding any new originations.  As of December 31, 2007, all remaining obligations owed by Wonder to the Company are included in the recourse obligations discussed below.

6) Recourse Obligations. The Company has made recourse loans to (a) CRG, which is owned by Todd Etter and William Lowe, (b) RAFC, which is owned by SCMI and two companies owned by Craig Pettit, Eastern Intercorp, Inc. and Ready Mortgage Corp. (“RMC”), and (c) SCMI, which is owned by Todd Etter, (these companies are referred to as the "originating companies").  In addition to the originating companies discussed above, the Company made loans with recourse to Wonder.  Each of these entities used the proceeds from such loans to originate loans, that are referred to as "underlying loans," that are pledged to the Company as security for such originating company's obligations to the Company.  When principal and interest on an underlying loan are due in full, at maturity or otherwise, the corresponding obligation owed by the originating company to the Company is also due in full.

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

Name	Initial principal amount	Balance at December 31, 2007	Promissory Note principal amount (2)	Units pledged as security	Units distributed during 2007	C Units remaining	Nominal Collateral Value (3)
CRG	$2,725,442	$4,572,436	$4,300,000	4,984 Class C	616	3,957 Class C	$3,957,000
RAFC	$3,243,369	$6,393,327	$7,100,000	6,739 Class C & All EIA	444	5,394 Class C & all EIA	$5,394,000
SCMI	$3,295,422	$3,485,326	$3,448,643	4,000 Class C	907	2,690 Class C	$2,690,000
RAF / Wonder(1)	$1,348,464	$1,584,701	$1,400,000	3,870 Class C	-	3,870 Class C	$3,870,000
Wonder Indemnification (1)	n/a	n/a	n/a	$1,134,000	$115,000	n/a	$1,019,000
EIA Units	n/a	n/a	n/a	n/a	n/a	n/a	$1,066,000
Totals	$10,612,697	$16,035,790	$16,248,643				$17,996,000

(1)  Wonder is collateralized by an indemnification agreement from RMC in the amount of $1,134,000, which includes the pledge of 3,870 C Units.
(2)  The CRG, Wonder, and SCMI balances at December 31, 2007 exceeded the stated principal amount per their variable Secured Notes by approximately $272,000, $185,000, and $37,000, respectively.  Per the terms of the Secured Notes, the unpaid principal balance may be greater or less than the initial principal amount of the note and is not considered an event of default.  The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the Unpaid Principal Balance (“UPB”) that we originally anticipated and out paced the minimum principal reductions scheduled for the loans.
(3)  Nominal collateral value does not reflect pledge of D units of limited partnership interest of UMTH held by WLL, Ltd. and RAFC.

The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the UPB than the Company originally anticipated and out paced the minimum principal reductions scheduled for the loans.

The CRG, Wonder, and SCMI balances at December 31, 2007 exceeded the stated principal amount per their variable Secured Notes by approximately $272,000, $185,000, and $37,000, respectively.  Per the terms of the Secured Notes, the unpaid principal balance may be greater or less than the initial principal amount of the note and is not considered an event of default.  The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the Unpaid Principal Balance (“UPB”) that management originally anticipated and out paced the minimum principal reductions scheduled for the loans.

Through September 2007, the Secured Notes incurred interest at a rate of 10% per annum. The CRG and RAFC Secured Notes amortize over 15 years. The SCMI Secured Note amortizes over approximately 22 years, which was the initial amortization of the deficiency notes from SCMI that were consolidated. The Secured Notes required the originating company to make monthly payments equal to the greater of (1) principal and interest amortized over 180 months and 264 months, respectively, or (2) the amount of any distributions paid to the originating company with respect to the pledged Class C and EIA units.  Effective, October, 2007, the recourse loans were modified to accommodate the anticipated increases in principal balances throughout the remaining liquidation periods of the underlying assets, suspend the principal component of the amortized loans for the period of July 2007 through June 2009, and reduce the interest rate from 10% to 6%.

The Secured Notes have also been guaranteed by the following entities under the arrangements described below, all of which are dated effective December 31, 2005:

·        UMT Holdings. This guaranty is limited to a maximum of $10,582,336 due under all of the Secured Notes and is unsecured.
·        WLL, Ltd., an affiliate of CRG. This guaranty is of all amounts due under Secured Note from CRG is non-recourse and is secured by an assignment of 2,492 Class C Units and 732 Class D units of limited partnership interest of UMT Holdings held by WLL, Ltd.
·        RMC. This guaranty is non-recourse, is limited to 50% of all amounts due under the Secured Note from RAFC and is secured by an assignment of 3,870 Class C units of limited partnership interest of UMT Holdings.
·        Wonder.  Wonder Funding obligations are evidenced by a note from RAFC (RAFC Wonder Note) and are secured by a pledge of a certain Indemnification Agreement given by UMTH to RAFC and assigned to UMT in the amount of $1,134,000, which amount is included in the UMTH limited guarantee referenced above.

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

7) On June 20, 2006, the Company entered into a Second Amended and Restated Secured Line of Credit Promissory Note (the "Amendment") with UDF, a Nevada limited partnership that is affiliated with the Company's Advisor, UMTHGS.  The Amendment increased an existing revolving line of credit facility ("Loan") to $45 million. The Loan matures on December 31, 2009.  The purpose of the Loan is to finance UDF's loans and investments in real estate development projects.

The Loan is secured by the pledge of all of UDF's land development loans and equity investments.  Those UDF loans may be first lien loans or subordinate loans.

The Loan interest rate is the lower of 15% or the highest rate allowed by law, further adjusted with the addition of a credit enhancement to a minimum of 14%.  See Subsequent Events footnote in the accompanying notes to the financial statements for further discussion of the credit enhancement.

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

As a condition of the Amendment, UDF III, a newly formed public limited partnership that is affiliated with UDF and with the Company’s Advisor, has provided a guarantee of payment and performance of the Loan up to $30 million.

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

8) Loans made to affiliates of the Advisor. Below is a table of the aggregate principal amount of mortgages funded each year indicated, from the companies affiliated with the Advisor, and named in the table and aggregate amount of draws made by UDF under the line of credit, during the three years indicated:

Affiliated Company	2007	2006	2005
CRG	$40,000	$152,000	--
RAFC	$6,316,000	$11,804,000	$14,145,000
REOPC	--	--	$218,000
RMC	--	--	$1,129,000
UMTHLC	$38,790,000	$59,023,000	$33,058,000
UDF	$3,936,000	$16,562,000	$43,966,000

All loans purchased from affiliates during the past three years have been purchased at par value.

9) Until July 31, 2006 the Company’s Advisor was UMTA. As of August 1, 2006, (now subject to an Advisory Agreement effective January 1, 2008) the Company entered into an Advisory Agreement with UMTHGS. Under the terms of the agreement, UMTHGS is paid a monthly trust administration fee. The fee is calculated monthly depending on the Company’s annual distribution rate, ranging from 1/12th of 1% up to 1/12th of 2% of the amount of average invested assets per month.  During 2007, 2006 and 2005 the net fees paid to the Company’s Advisors were approximately $872,000, $843,000 and $887,000, respectively. The Company also paid fees to UMTA related to the Bayview transactions of $146,000 in 2005. Upon entering into the Advisory Agreement with UMTHGS, they agreed to pay the Company $500,000 and assume the $377,000 due from the previous advisor over a period of 12 months. During 2007 and 2006, approximately $300,000 and $200,000, respectively of the consideration fee was received by the Company and netted against trust administration fees, while $200,000 and $157,000 of the assumed debt was paid in 2007 and 2006, respectively.

The agreement also provides for a subordinated incentive fee equal to 25% of the amount by which the Company’s net income for a year exceeds a 10% per annum non-compounded cumulative return on its adjusted contributions. No incentive fee was paid during 2007 or 2006. In addition, for each year in which it receives a subordinated incentive fee, the Advisor will receive a 5-year option to purchase 10,000 Shares at a price of $20.00 per share (not to exceed 50,000 shares). As of December 31, 2007 and 2006, the Advisor has not received options to purchase shares under this arrangement.

The Advisor and its affiliates are also entitled to reimbursement of costs of goods, materials and services obtained from unaffiliated third parties for the Company’s benefit, except for note servicing and for travel and expenses incurred in connection with efforts to acquire investments for the Company or to dispose of any of its investments.  During 2007, the Company paid the Advisor $76,000 as reimbursement for costs associated with providing shareholder relations activities.  No such costs were reimbursed in 2006 and 2005.

The Advisory Agreement provides for the Advisor to pay all of the Company’s expenses and for the Company to reimburse the Advisor for any third-party expenses that should have been paid by the Company but which were instead paid by the Advisor.  However, the Advisor remains obligated to pay: (1) the employment expenses of its employees, (2) its rent, utilities and other office expenses and (3) the cost of other items that are part of the Advisor's overhead that is directly related to the performance of services for which it otherwise receives fees from the Company.

The Advisor Agreement also provides for the Company to pay to the Advisor as debt placement fee.  The Company may engage the Advisor, or an Affiliate of the Advisor, to negotiate lines of credit on behalf of the Company.  UMT shall pay a negotiated fee, not to exceed 1% of the amount of the line of credit secured, upon successful placement of the line of credit.

10) The Company pays loan servicing fees to PSC, a subsidiary of UMTH, under the terms of a Mortgage Servicing Agreement. The Company paid loan servicing fees of approximately $10,000, $20,000 and $45,000 during 2007, 2006 and 2005, respectively.

11) RMC, a Texas based real estate finance company, is owned by Craig Pettit, who is a limited partner of UMTH.  The Company loaned money to RMC to make loans to its borrowers.  The loans were collaterally assigned to the Company as security for the promissory note between RMC and the Company.  There were no outstanding borrowings owed to the Company from RMC as of December 31, 2007 and 2006.

12) REOPC was a Texas limited partnership owned by UMTH.  Its mission was to manage and sell REO properties, including the Company’s, for which it received a fee.  The Company loaned money to REOPC to acquire foreclosed properties from CRG and UMTHLC.  There were no unpaid principal balances owed to the Company as of December 31, 2007 and 2006.  Until September 2006, when PSC assumed management of REOPC, the Company paid a monthly loan servicing fee based on 0.8% of the Company’s basis in the property.  Fees paid to REOPC were $0, $18,000, and $24,000 in 2007, 2006, and 2005, respectively.  The Company also paid real estate commissions to REOPC of approximately $22,000 and $75,000 in 2006 and 2005.  No commissions were paid in 2007.

G. TERMINATION OF MERGER AGREEMENT

On June 13, 2006, the Board of Trustees voted to take no action to prevent the Agreement and Plan of Merger dated September 1, 2005 ("Merger Agreement") between the Company and UMTH pursuant to which the Company would have merged with and into UMTH ("Merger") from terminating for failure to satisfy the condition that the Merger Agreement would terminate if the Merger was not consummated by June 30, 2006. On June 13, 2006, the Company received a letter from UMTH in which UMTH also expressed the view that the Merger would terminate on June 30, 2006. On June 30, 2006 the merger terminated and as a result the Company wrote-off approximately $1,040,000 in capitalized merger costs as reflected in the statements of income. The Company did not incur any termination penalties as a result of the termination of the merger.

H.  COMMITMENTS AND CONTINGENCIES

The Company’s shares are not traded on an exchange. The Company’s current prospectus describes its Dividend Reinvestment Plan and Share Repurchase Plan.

I.  CONCENTRATION OF CREDIT

Financial instruments that potentially expose the Company to concentrations of credit risk are primarily temporary cash equivalents, mortgage notes receivable, investment in trust receivable, line of credit receivable, affiliate and recourse obligations from affiliates.  The Company maintains deposits in financial institutions that may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2007 and 2006, the Company had balances exceeding the FDIC insurance limits by approximately $1,527,000 and $3,940,000, respectively.

At December 31, 2007 and 2006, 58% and 59%, respectively, of the Company’s investments were secured by property located in Texas. All of the Company’s mortgage investments are in the United States.

Interim loans made to affiliates of the Company’s Advisor, line of credit receivable and recourse obligations are monitored by the Company for collectability, and the Company believes the amounts will be fully collectible.

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

K. QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected financial data (unaudited) for the years ended December 31, 2007 and 2006 is set forth below:

2007	Revenues	Net Income	Net Income (Loss) Per Share Basic/Diluted	Weighted Average Shares Outstanding
First quarter	$4,515,343	$3,510,224	$0.51	6,891,364
Second quarter	4,313,425	3,005,544	0.44	6,867,182
Third quarter	4,410,483	2,469,894	0.36	6,770,599
Fourth quarter	3,593,593	1,822,255	0.28	6,670,529

For the year	$16,832,844	$10,807,917	$1.59	6,805,072

2006	Revenues	Net Income	Net Income (Loss) Per Share Basic/Diluted	Weighted Average Shares Outstanding
First quarter	$4,078,554	$2,480,364	$0.35	7,060,814
Second quarter	4,126,454	2,001,485	$0.28	7,041,129
Third quarter	4,434,251	2,817,149	$0.41	6,948,740
Fourth quarter	4,571,872	2,809,222	$0.41	6,925,235

For the year	$17,211,131	$10,108,220	$1.45	6,993,980

L.      SUBSEQUENT EVENT

Effective January 1, 2008, UDF negotiated for the release of the credit enhancement associated with the Company’s affiliate line of credit.   This release is subject to approval by the Company’s Board of Trustees at their April, 2008 meeting,

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2007 was performed by the Company’s Principal Executive Officer and Principal Financial Officer.  Based on such evaluation, management has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

The Company does not control the financial reporting process, and is solely dependent on UMTHGS, its Advisor, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles in the United States. The Advisor’s disclosure controls and procedures were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Management’s Report on Internal Control Over Financial Reporting

The Management of UMTHGS, the Company’s Advisor, is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2007. The internal control process of UMTHGS, as is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

(1)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that the Company’s receipts and expenditures are being made only in accordance with authorization of management, and

(2)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

All internal control processes, no matter how well designed, have inherent limitations. Therefore, even those processes determined to be effective can provide only reasonable assurance with respect to the reliability of financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management assessed the effectiveness of its internal control over financial reporting, as is applicable to the Company, as of December 31, 2007. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that the Advisor’s internal control over financial reporting, as is applicable to the Company, was effective as of December 31, 2007.

The Company is a “non-accelerated filer” for the 2007 fiscal year. Accordingly, the Company’s independent registered public accounting firm is not currently required to issue an audit report on the Company’s internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter of 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The trustees are responsible for the overall management and control of the Company’s business.  The Advisor manages the day-to-day operations and The Company has retained the Advisor to use its best efforts to seek out and present to management suitable and a sufficient number of investment opportunities that are consistent with the Company’s investment policies and objectives.

The Company’s Declaration of Trust provides for not less than three or more than nine trustees, a majority of which must be independent trustees, except for a period of 60 days after the death, removal or resignation of an independent trustee. Each trustee serves for a one-year term. There are currently five trustees, four of which are independent trustees.

THE COMPANY’S TRUSTEES AND OFFICERS

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

The Company’s trustees and officers are as follows:

Name	Age	Offices Held
Christine "Cricket" Griffin	55	Trustee, Chairman of the Board, President and Chief Financial Officer
Douglas R. Evans	62	Independent Trustee
Michele A. Cadwell	56	Independent Trustee
Phillip K. Marshall	58	Independent Trustee
Roger C. Wadsworth	60	Independent Trustee

Christine “Cricket” Griffin has been the Company’s President and Chief Financial Officer and a Trustee since July 1996. Since 2003 Ms. Griffin has been a limited partner of UMTH, which owns the Company’s Advisor. From 2003 until 2006 she was secretary for UMTH and President of UMTHGS. From June 1995 until July 1996, Ms. Griffin served as Chief Financial Officer of SCMI, a Texas based mortgage banking firm that is an Affiliate of the Advisor and that sold Mortgages Investments to the Company and provides mortgage servicing services for the Company. Her responsibilities at SCMI included day-to-day bookkeeping through financial statement preparation, mortgage warehouse lines administration, and investor communications and reporting.  Additionally, Ms. Griffin was responsible for researching and implementing a note servicing system for SCMI and its sub servicer.  Before joining SCMI, Ms. Griffin was Vice President of Woodbine Petroleum, Inc., a publicly traded oil and gas company for 10 years, during which time her responsibilities included regulatory reporting, shareholder relations, and supervision. Ms. Griffin is a 1978 graduate of George Mason University, Virginia with a Bachelor of Arts degree, summa cum laude, in Politics and Government.

Douglas R. Evans has been one of the Company’s independent trustees since July 1996.  Since February 1995, Mr. Evans has been a Principal of PetroCap, Inc., a firm that provides investment and merchant banking services to a variety of clients active in the oil and gas industry.  From 1986 until February 1995, Mr. Evans was President and Chief Executive Officer of Woodbine Petroleum, Inc., which was publicly traded oil and gas company until it was taken private through a merger in September 1992.  As part of his responsibilities at Woodbine, Mr. Evans managed and negotiated the sale of the parent company's REIT portfolio including mortgages and real property.  Mr. Evans has been a licensed real estate broker in Texas since 1979 and a licensed real estate agent since 1976. Mr. Evans received an MBA from Southern Methodist University in 1972 and a Bachelors of Arts degree from the University of North Carolina in 1967.

Mr. Evans has submitted his letter of resignation as an Independent Trustee of United Mortgage Trust, effective April 2, 2008.

Michele A. Cadwell has been one of the Company’s trustees since August 1997.  She was a fee attorney for Commonwealth Land Title of Dallas, Texas, from 1999 until May, 2006, when she returned to private practice as an attorney for the oil and gas industry. From 1998 to 1999, Ms. Cadwell was Manager – Onshore Land Operations with EEX Corp.  Her primary responsibilities included drafting and negotiating exploration and marketing agreements, analysis of legislation and regulatory proposals, researching complex mineral titles, organization and management of non-core property divestitures, settlement of land owner disputes and advising and testifying on matters before the Oklahoma Corporation Commission.  From 1980 until 1998 she was employed with Enserch Exploration, Inc. as Senior Land Representative.  Ms. Cadwell is a 1974 graduate of the University of Oklahoma with a Bachelors of Arts Degree in English and a Juris Doctor Degree in 1978. She is admitted to both the Oklahoma and Texas bars.

Phillip K. Marshall has served as one of the Company’s independent trustees since September, 2006.  Mr. Marshall is a certified public accountant in the State of Texas. From May, 2007 to the present, Mr. Marshall has served as Chief Financial Officer of Rick’s Cabaret International, Inc., a publicly traded restaurant and entertainment company.  From 2003 to May 2007, he has served as Chief Financial Officer of CDT Systems, Inc., a publicly-held company located in Addison, Texas that is engaged in water technology. From 2001 to 2003, he was a principal of Whitley Penn, independent certified public accountants. Prior to 2001, Mr. Marshall served as Director of Audit Services at Jackson & Rhodes PC and was previously an audit partner at Toombs, Hall and Foster and at KPMG Peat Marwick. Mr. Marshall received a BBA in Accounting, Texas State University in 1972.

Roger C. Wadsworth has served as one of the Company’s independent trustees since September 2006.  Mr. Wadsworth has been the Chief Operating Officer of IMS Securities, Inc., a National Association of Securities Dealers member firm, since 2002. He holds a Series 7, 24, and 66 FINRA License and is a licensed insurance agent in the State of Texas. Since 2003, he has also served as the National Director and Board Member of The National Due Diligence Alliance, Inc., a non-profit trade association of Independent FINRA Broker-Dealer firms. From 1988 to 2002, he served as the Senior Vice President & Chief Administrative Officer of INVESTools, Inc. NASDAQ: SWIM (formerly Telescan, Inc.), a publicly-held company in the financial data, information, and analysis industry. Prior to 1988, he was the Co-Founder and Vice President of Information Management Services, Inc., a financial consulting and management firm. Mr. Wadsworth received a Bachelor of Business Administration in Finance from the University of Houston in 1971.

The Company did not have an audit committee during 2006 because the Company did not have a trustee that met the criteria for an audit committee financial expert. With the addition of Mr. Marshall as an Independent Trustee and the qualified accounting staff of the Company’s Advisor, The Company formed an audit committee in 2007.

THE ADVISOR

Effective on August 1, 2006, (now subject to an Advisory Agreement effective January 1, 2008) The Company entered into an Advisory Agreement with UMTHGS (“Advisor”) to manage the Company’s affairs and to select the investments The Company purchase. The Company’s President, Christine “Cricket” Griffin, is a partner of UMTH, the parent company of the Company’s Advisor. The Advisor is controlled by UMT Services, Inc., the general partner of UMT Holdings, L.P. Todd F. Etter, Hollis Greenlaw and Michael K. Wilson are directors of UMT Services, Inc.

The directors and officers of UMT Services, Inc. and UMTHGS are set forth below.

Name	Age	Offices Held
Todd F. Etter	57	Chairman and Director of UMT Services, Inc.
Hollis M. Greenlaw	43	Director and Chief Executive Officer of UMT Services, Inc.
Michael K. Wilson	45	Director of UMT Services, Inc.
David A. Hanson	44	President of UMTHGS and CFO of UMTH

Theodore “Todd” F. Etter, Jr. Mr. Etter has been a shareholder, director and Chairman of the Board of UMTH’s general partner, UMT Services, Inc. since March 2003. He has been a partner of UMTH, the parent company of the Company’s Advisor since March 2003. The Company lends money to UMTHLC, controlled by UMT Services, Inc., which originates, purchases, sells and services interim loans for the purchase and renovation of single-family homes. UMTH Land Development, L.P. is owned by UMTH, and UMTH Land Development owns a 50% interest in UDF, to which the Company has extended a $45 million line of credit. Since 2000, Mr. Etter has been the Chairman of UMTA, the Company’s Advisor until July 31, 2006. Mr. Etter has overseen the growth of United Mortgage Trust from its inception in 1997 to over $150 million in capital. Since 1998, Mr. Etter has been a 50% owner of and has served as a director of CRG. Since 2002, he has served as a director of RAFC, which is 50% owned by SCMI. Both CRG and RAFC are Texas corporations that originated, sold and serviced mortgage loans for the purchase, renovation and construction of single-family homes and modular and manufactured home. In 1992, Mr. Etter formed, and since that date has served as President of SCMI, a Texas corporation, from which the Company acquired mortgage investments. From 1980 through 1987, Mr. Etter served as a Principal of South Central Securities, a FINRA member firm. In 1985, he formed South Central Financial Group, Inc., a Dallas, Texas-based investment banking firm, and he continues to serve as its President. From 1974 through 1981, he was Vice President of Crawford, Etter and Associates, a residential development, marketing, finance and construction company. Mr. Etter is a registered representative of IMS Securities, an FINRA member and one of the Company’s selling group members. Mr. Etter received a Bachelor of Arts degree from Michigan State University in 1972.

Hollis M. Greenlaw. Since March 2003, Mr. Greenlaw has been a shareholder, director, President and Chief Executive Officer of UMT Services, Inc., the general partner of UMTH, which owns and controls the Company’s Advisor.  Since 2003, Mr. Greenlaw has been Chief Executive Officer of UMTH Land Development, L.P., which owns a 50% interest in UDF, to which the Company has extended a $45 million line of credit. Since March 2003, he has been Chief Executive Officer of United Development Funding, Inc., which is the general partner of United Development Fund L.P. UMTHLD is the General Partner of UDF III, which is obligated as a limited guarantor of the UDF line of credit. Mr. Greenlaw has directed the funding of over $330 million in loans and investments for UDF, UDF II and UDF III. Since May 1997, Mr. Greenlaw has been a partner of The Hartnett Group, Ltd., a closely-held private investment company managing over $40 million in assets. The Hartnett Group, Ltd. and its affiliated companies (1) engage in securities and futures trading;  (2) acquire, develop, and sell real estate, including single-family housing developments, commercial office buildings, retail buildings and apartment homes; (3) own several restaurant concepts throughout the United States; and (4) make venture capital investments. From March 1997 until June 2003, Mr. Greenlaw served as Chairman, President and CEO of a multi-family real estate development and management company owned primarily by The Hartnett Group, Ltd. and developed seven multi-family communities in Arizona, Texas and Louisiana with a portfolio value exceeding $80 million. Prior to joining The Hartnett Group, Ltd., Mr. Greenlaw was an attorney with the Washington, D.C. law firm of Williams & Connolly, where he practiced business and tax law from 1992 until 1997. Mr. Greenlaw received a Bachelor of Arts degree from Bowdoin College in 1986, where he was a James Bowdoin Scholar and elected to Phi Beta Kappa, and received a Juris Doctorate from the Columbia University School of Law in 1990. Mr. Greenlaw is a member of the Maine, District of Columbia and Texas bars.

Michael K. Wilson. Since 2006, Mr. Wilson served as a director of UMT Services, Inc., the general partner of UMTH, which owns and controls the Company’s Advisor. Since August 2005 he has been President UMTH Funding Services, L.P., which is owned by UMTH. From January 2003 through January 2004, Mr. Wilson served as Senior Vice President of operations of Interelate, Inc., a marketing services business process outsourcing firm. From September 2001 to December 2002, Mr. Wilson was the sole principal of Applied Focus, LLC, an independent management consulting company that provided services to executives of private technology companies. Mr. Wilson continues to serve as a consultant for Applied Focus, LLC. From April 1998 to September 2001, Mr. Wilson served as Senior Director and Vice President of Matchlogic, the online database marketing division of Excite@Home, where he directed outsourced ad management, CRM and relationship marketing service for Global 500 clients. From July 1985 to April 1998, Mr. Wilson was employed with Electronic Data Systems (EDS) in Detroit, Michigan where he directed several multi-million dollar IT services engagements in the automotive industry. Mr. Wilson graduated from Oakland University in 1985 with a Bachelor of Science degree in Management Information Systems and earned a Master of Business Administration degree from Wayne State University in 1992.

David A. Hanson.  Mr. Hanson joined the Company’s advisor as President, Chief Operating Officer and Chief Financial Officer of UMTH General Services in June, 2007. Mr. Hanson has over 20 years experience as a Financial Executive in industry and “Big Five” public accounting. Mr. Hanson is a Certified Public Accountant and Certified Management Accountant. From 2006 to 2007, he was a Director of Land Finance for the Central/Eastern Region at Meritage Homes Corporation. While at Meritage Homes, Mr. Hanson handled all aspects of establishing, financing, administering and monitoring off-balance entities for the Central/Eastern Region. From 2001 to 2006, he was employed with Lennar Corporation as the Regional Finance Manager and served as acting homebuilding Division President, Regional Controller, and Controller for both homebuilding and land divisions. From 1999 to 2001, Mr. Hanson was the Director, Finance and Administration for One, Inc. a technology consulting firm. From 1996 to 1999, Mr. Hanson was the Vice President, Finance and Accounting for MedicalControl, Inc. where he handled the finance operations for a $20 million public company. Prior to 1996, he was employed with Arthur Andersen LLP, an international accounting and consulting firm, for approximately nine years. He graduated from the University of Northern Iowa in 1984 with a Bachelor of Arts degree in Financial Management / Economics and in 1985 with a Bachelor of Arts degree in Accounting.

Christine “Cricket” Griffin. Since 2003, Ms. Griffin has been a partner of UMTH and until 2006 served as President of UMTHGS and as the secretary for UMTH. For Ms. Griffin’s biographical information, please see above under “Trustees and Officers”.

SUMMARY OF THE ADVISORY AGREEMENT

With the approval of the Company’s trustees, including all of the Independent trustees, the Company entered into a contract with the Advisor (the “Advisory Agreement”) effective on August 1, 2006, under which the Advisor provides the Company with the Company’s day-to-day administrative services.  In addition, the Advisor is obligated to use its best efforts to develop and present to management, whether through its own efforts or those of third parties retained by it, a sufficient number of suitable investment opportunities that are consistent with the Company’s investment policies and objectives as well as any investment programs that the trustees may adopt from time to time in conformity with the Declaration of Trust.

Although the Company’s trustees retain exclusive authority over the Company’s management, the conduct of the Company’s affairs and the management and disposition of the Company’s assets, the trustees have initially delegated to the Advisor, subject to the supervision and review of the trustees and consistent with the provisions of the Company’s Declaration of Trust, the following responsibilities:

·      develop underwriting criteria and a model for the Company’s investment portfolio;

·      acquire, retain or sell the Company’s mortgage investments;

·      seek out, present and recommend investment opportunities consistent with the Company’s investment policies and objectives, and negotiate on the Company’s behalf with respect to potential investments or the disposition thereof;

·      pay the Company’s debts and fulfill the Company’s obligations, and handle, prosecute and settle any of the Company’s claims, including foreclosing and otherwise enforcing mortgages and other liens securing investments;

·      obtain such services as may be required by the Company for mortgage brokerage and servicing and other activities relating to the Company’s investment portfolio;

·      evaluate, structure and negotiate prepayments or sales of mortgage investments;

·      manage the structuring and registration of additional shares for the Company’s offering;

·      develop the Company’s administrative budget;

·      administer the Company’s day-to-day operations;

·      coordinate marketing and sales of the Company’s shares;

·      develop and maintain the Company’s web site;

·      administer the Company’s Share Repurchase and Dividend Reinvestment Programs;

·      coordinate engagement of market makers and listing of the Company’s shares at the appropriate time;

·      develop institutional and retail secondary market interest for the Company’s shares;

·      arrange the Company’s note warehousing credit facility and provide required financial guarantees;

·      negotiate the Company’s loan purchases;

·      develop and monitor the Company’s investment policies;

·      develop a high yield loan acquisition program;

·      oversee loan servicing for the Company’s portfolio;

·      oversee acquisition and disposition of the Company’s investments;

·	manage the Company’s assets; and from time to time, or as requested by the trustees, make reports to the Company regarding the Advisor's performance of the foregoing services.

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

The Advisor may engage in other business activities related to real estate, mortgage investments or other investments whether similar or dissimilar to those made by the Company or act as advisor to any other person or entity having investment policies whether similar or dissimilar to ours (including other REITs).  Except for the allocation of investments between the Company and other affiliated programs as described in related party transactions, the officers and directors of the Advisor and all persons controlled by the Advisor and its officers and directors may take advantage of an opportunity for their own account or present or recommend it to others, however, they are obligated to present an investment opportunity to the Company if (1) that opportunity is of a character which could be taken by the Company, (2) that opportunity is compatible with the Company’s investment objectives and policies and (3) the Company has the financial resources to take advantage of that opportunity.

The Declaration of Trust provides that the independent trustees are to determine, at least annually, that the amount of compensation the Company pays the Advisor is reasonable in relation to the nature and quality of the services performed, based on the factors set forth in the Declaration of Trust and such other factors as they deem relevant, including the size of the fee in relation to the size, composition and profitability of the Company’s investment portfolio, the success of the Advisor in generating opportunities that meet the Company’s investment objectives, the rates charged to other REITs and to investors other than REITs by advisors performing similar services, the amount of additional revenues realized by the Advisor and its Affiliates for other services performed for the Company, the quality and extent of service and advice furnished by the Advisor, the performance of the Company’s investment portfolio and the quality of the Company’s investment portfolio in relationship to the investments generated by the Advisor for its own account.

The Advisory Agreement provides for the Advisor to pay all of the Company’s expenses and for the Company to reimburse the Advisor for any third-party expenses that should have been paid by the Company but which were instead paid by the Advisor. However, the Advisor remains obligated to pay: (1) the employment expenses of its employees, (2) its rent, utilities and other office expenses (except those relating to office space occupied by the Advisor that is maintained by the Company) and (3) the cost of other items that generally fall under the category of the Advisor's overhead that is directly related to the performance of services for which it is otherwise receiving fees from the Company.

CODE OF ETHICS

The Company’s Board of Trustees has adopted a Code of Conduct and Business Ethics that is applicable to all trustees, officers and employees of the company. You may obtain a copy of this document free of charge by mailing a written request to: Investor Relations, United Mortgage Trust, 1702 N Collins Blvd., Richardson TX  75080, or by sending an email request to: cgriffin@UMTH.com.  You may also access the Company’s Code of Conduct through the Company’s website: www.unitedmortgagetrust.com

ITEM 11. EXECUTIVE COMPENSATION.

The Company has no employees. The Company’s operations are maintained by the Company’s Advisor, under the guidance of the Company’s trustees.

Compensation Of Trustees

Trustees who are not independent trustees do not receive any compensation for acting as trustees.  During 2006 and prior, Independent trustees were entitled to receive the greater of $1,000 per meeting or a minimum of $15,000 per year.  During 2007, Independent trustees were entitled to receive $1,000 per regular meeting or committee meeting attended.  For each year in which they serve, each Independent Trustee will also receive 5-year options to purchase 2,500 shares at an exercise price of $20 per share (not to exceed 12,500 shares per Trustee).  In addition, independent trustees, serving prior to the Company’s merger termination have received compensation for their activities as part of the independent committee formed to evaluate and negotiate the proposed merger.

The table below provides information on Trustee Compensation:

Name/Year	Fees Earned	Stock Awarded	Value of Options Awarded if Exercised(5)	Non-Equity Incentive Plan Comp.(1)	Change in Pension Value and Non-Qualified Deferred Comp. Earnings (2)	All other Comp.	Total
2007
Christine Griffin (3)	--	--	--	--	--	$50,000	$50,000
Douglas R. Evans	$9,000	--	--	--	--	--	$9,000
Michele A. Cadwell	$9,000	--	--	--	--	--	$9,000
Phillip K. Marshall	$12,000	--	--	--	--	--	$12,000
Roger C. Wadsworth	$10,000	--	--	--	--	--	$10,000

2006
Christine Griffin (3)	--	--	--	--	--	$8,333	$8,333
Douglas R. Evans	$15,000	--	--	--	--	--	$15,000
Michele A. Cadwell	$15,000	--	--	--	--	--	$15,000
Phillip K. Marshall (4)	$1,875	--	--	--	--	--	$1,875
Roger C. Wadsworth (4)	$1,875	--	--	--	--	--	$1,875
Paul R. Guernsey (4)	$3,000	--	--	--	--	--	$3,000
Richard D. O'Connor, Jr. (4)	$3,000	--	--	--	--	--	$3,000

(1) The Company does not have an incentive plan.
(2) The Company does not have a pension plan.
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
(5) All options are priced at the greater of the Company’s initial offering price of $20 per share or the then current market value and therefore carry no intrinsic value.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of December 31, 2007 by each person who is known to the Company to be the beneficial owner of more than 5% of the Company’s shares and the beneficial ownership of all trustees and officers as a group as of such date.

Name	Number of Shares (1)		Percent of Class
Christine Griffin (2)	-		-
Douglas R. Evans (2)	12,500	(3)	.19%
Michele A. Cadwell (2)	5,000	(3)	.08%
Phillip K. Marshall (2)	2,500	(3)	.04%
Roger C. Wadsworth (2)	2,500	(3)	.04%
All Trustees and Executive Officers as a Group (5 persons)	22,500	(4)	0.35%

  (1) For purposes of this table, shares indicated as being owned beneficially include shares that the beneficial owner has the right to acquire within 60 days of March 1, 2008.  For the purpose of computing the percentage of the outstanding shares owned by a shareholder, shares that may be acquired during the 60 days following March 1, 2008 are deemed to be outstanding securities of the class owned by that shareholder but are not deemed to be outstanding for the purpose of computing the percentage by any other person.

(2) A trustee and/or executive officer of the Company’s Company.  The address of all trustees and officers is c/o United Mortgage Trust, 1702 N Collins Blvd. Suite 100, Richardson TX 75080, telephone (214) 237-9305 or (800)955-7917, facsimile (214) 237-9304.

(3) Includes shares issuable upon the exercise of stock options at an exercise price of $20.00 per share.

(4) Includes the shares described in footnote (3) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

1) UMT Holdings, L.P. (“UMTH”) is a Delaware limited partnership which is in the real estate finance business. UMTH holds a 99.9% limited partnership interest in UMTH Lending Company, L.P., which originates interim loans that the Company is assigned,  UMTH Land Development, L.P., which holds a 50% profit interest in UDF and acts as UDF's asset manager, and Prospect Service Corp.(“PSC”), which services the Company’s residential mortgages and contracts for deed and manages the Company’s REO. In addition, UMTH has a limited guarantee of the obligations of CRG, RAFC and SCMI under the Secured Notes.  United Development Funding III, L.P., (“UDF III”) which is controlled by UMTH Land Development, L.P., has provided a limited guarantee of the UDF line of credit. The Company’s President, Christine “Cricket” Griffin, is a partner of UMTH.

2) UMTH Lending Company, L.P. (“UMTHLC”) is a Delaware limited partnership, and subsidiary of UMTH.  The Company has loaned and will continue to loan money to UMTHLC so it can make loans to its borrowers. The loans are collaterally assigned to the Company, as security for the promissory note between UMTHLC and the Company. The unpaid principal balance of the loans at December 31, 2007 and 2006 was approximately $19,776,000 and $39,468,000, respectively.

3) Capital Reserve Group, Inc. (“CRG”) is a Texas corporation that is 50% owned by Todd Etter and William Lowe, partners of UMTH, which owns the Advisor.  CRG was in the business of financing home purchases and renovations by real estate investors. The Company loaned money to CRG to make loans to other borrowers. During 2006 the Company took direct assignment of the remaining loans from CRG with full recourse. The unpaid principal balance of the loans at December 31, 2007 and 2006 was approximately $0 and $1,249,000, respectively.

4) Ready America Funding (“RAFC”) is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter. RAFC is in the business of financing interim loans for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors. The Company continues to directly fund obligations under one existing RAFC loan, which was collaterally assigned to the Company, but does not fund new originations. The unpaid principal balance of the loans at December 31, 2007 and 2006 was approximately $21,866,000 and $23,844,000, respectively.

5) Wonder Funding, LP (“Wonder”) is Delaware limited partnership that is owned by Ready Mortgage Corp. (“RMC”). RMC is beneficially owned by Craig Pettit.  Wonder is in the business of financing interim loans for the purchase of land and the construction of single family homes.  The Company has ceased funding any new originations.  As of December 31, 2007, all remaining obligations owed by Wonder to the Company are included in the recourse obligations discussed below.

6) Recourse Obligations. The Company has made recourse loans to (a) CRG, which is owned by Todd Etter and William Lowe, (b) RAFC, which is owned by SCMI and two companies owned by Craig Pettit, Eastern Intercorp, Inc. and Ready Mortgage Corp. (“RMC”), and (c) SCMI, which is owned by Todd Etter, (these companies are referred to as the "originating companies").  In addition to the originating companies discussed above, the Company made loans with recourse to Wonder.  Each of these entities used the proceeds from such loans to originate loans, that are referred to as "underlying loans," that are pledged to the Company as security for such originating company's obligations to the Company.  When principal and interest on an underlying loan are due in full, at maturity or otherwise, the corresponding obligation owed by the originating company to the Company is also due in full.

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

Name	Initial principal amount	Balance at December 31, 2007	Promissory Note principal amount (2)	Units pledged as security	Units distributed during 2007	C Units remaining	Nominal Collateral Value (3)
CRG	$2,725,442	$4,572,436	$4,300,000	4,984 Class C	616	3,957 Class C	$3,957,000
RAFC	$3,243,369	$6,393,327	$7,100,000	6,739 Class C & All EIA	444	5,394 Class C & all EIA	$5,394,000
SCMI	$3,295,422	$3,485,326	$3,448,643	4,000 Class C	907	2,690 Class C	$2,690,000
RAF / Wonder(1)	$1,348,464	$1,584,701	$1,400,000	3,870 Class C	-	3,870 Class C	$3,870,000
Wonder Indemnification (1)	n/a	n/a	n/a	$1,134,000	$115,000	n/a	$1,019,000
EIA Units	n/a	n/a	n/a	n/a	n/a	n/a	$1,066,000
Totals	$10,612,697	$16,035,790	$16,248,643				$17,996,000

(1)  Wonder is collateralized by an indemnification agreement from RMC in the amount of $1,134,000, which includes the pledge of 3,870 C Units.
(2)   The CRG, Wonder, and SCMI balances at December 31, 2007 exceeded the stated principal amount per their variable Secured Notes by approximately $272,000, $185,000, and $37,000, respectively.  Per the terms of the Secured Notes, the unpaid principal balance may be greater or less than the initial principal amount of the note and is not considered an event of default.  The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the Unpaid Principal Balance (“UPB”) that we originally anticipated and out paced the minimum principal reductions scheduled for the loans.
(3)  Nominal collateral value does not reflect pledge of D units of limited partnership interest of UMTH held by WLL, Ltd. and RAFC.

The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the UPB than the Company originally anticipated and out paced the minimum principal reductions scheduled for the loans.

Through September 2007, the Secured Notes incurred interest at a rate of 10% per annum. The CRG and RAFC Secured Notes amortize over 15 years. The SCMI Secured Note amortizes over approximately 22 years, which was the initial amortization of the deficiency notes from SCMI that were consolidated. The Secured Notes required the originating company to make monthly payments equal to the greater of (1) principal and interest amortized over 180 months and 264 months, respectively, or 2) the amount of any distributions paid to the originating company with respect to the pledged Class C and EIA units.  Effective, October, 2007, the recourse loans were modified to accommodate the anticipated increases in principal balances throughout the remaining liquidation periods of the underlying assets, suspend the principal component of the amortized loans for the period of July 2007 through June 2009, and reduce the interest rate from 10% to 6%.

The Secured Notes have also been guaranteed by the following entities under the arrangements described below, all of which are dated effective December 31, 2005:

·	UMT Holdings. This guaranty is limited to $10,582,336 due under all of the Secured Notes and is unsecured.
·
WLL, Ltd., an affiliate of CRG. This guaranty is of all amounts due under Secured Note from CRG is non-recourse and is secured by an assignment of 2,492 Class C Units and 732 Class D units of limited partnership interest of UMT Holdings held by WLL, Ltd.

·
RMC. This guaranty is non-recourse, is limited to 50% of all amounts due under the Secured Note from RAFC and is secured by an assignment of 3,870 Class C units of limited partnership interest of UMT Holdings.

·
Wonder.  Wonder Funding obligations are evidenced by a note from RAFC (RAFC Wonder Note) and are secured by a pledge of a certain Indemnification Agreement given by UMTH to RAFC and assigned to UMT in the amount of $1,134,000, which amount is included in the UMTH limited guarantee referenced above.

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

7) On June 20, 2006, the Company entered into a Second Amended and Restated Secured Line of Credit Promissory Note (the "Amendment") with UDF, a Nevada limited partnership that is affiliated with the Company's Advisor, UMTHGS.  The Amendment increased an existing revolving line of credit facility ("Loan") to $45 million. The Loan matures on December 31, 2009.  The purpose of the Loan is to finance UDF's loans and investments in real estate development projects.

The Loan is secured by the pledge of all of UDF's land development loans and equity investments.  Those UDF loans may be first lien loans or subordinate loans.

The Loan interest rate is the lower of 15% or the highest rate allowed by law, further adjusted with the addition of a credit enhancement to a minimum of 14%.  See Subsequent Events footnote in the accompanying notes to the financial statements for further discussion of the credit enhancement.

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

As a condition of the Amendment, UDF III, a newly formed public limited partnership that is affiliated with UDF and with the Company’s Advisor, has provided a guarantee of payment and performance of the Loan up to $30 million.  The Company expects the UDF III Guarantee will be released in 2008 as a result of UDF’s increased equity.

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

8) Loans made to affiliates of the Advisor. Below is a table of the aggregate principal amount of mortgages funded each year indicated, from the companies affiliated with the Advisor, and named in the table and aggregate amount of draws made by UDF under the line of credit, during the three years indicated:

Affiliated Company	2007	2006	2005
CRG	$40,000	$152,000	--
RAFC	$6,316,000	$11,804,000	$14,145,000
REOPC	--	--	$218,000
RMC	--	--	$1,129,000
UMTHLC	$38,790,000	$59,023,000	$33,058,000
UDF	$3,936,000	$16,562,000	$43,966,000

All loans purchased from affiliates during the past three years have been purchased at par value.

9) Until July 31, 2006 the Company’s Advisor was UMTA.  As of August 1, 2006, (now subject to an Advisory Agreement effective January 1, 2008) the Company entered into an Advisory Agreement with UMTHGS. Under the terms of the agreement, UMTHGS is paid a monthly trust administration fee.  The fee is calculated monthly depending on the Company’s annual distribution rate, ranging from 1/12th of 1% up to 1/12th of 2% of the amount of average invested assets per month.  During 2007, 2006, and 2005 the net fees paid to the Company’s Advisors were approximately $872,000, $843,000, and $887,000, respectively. The Company also paid fees to UMTA related to the Bayview transactions of $146,000 in 2005. Upon entering into the Advisory Agreement with UMTHGS, they agreed to pay the Company $500,000 and assume the $377,000 due from the previous advisor over a period of 12 months. During 2007 and 2006, approximately $300,000 and $200,000, respectively of the consideration fee was received by the Company and netted against trust administration fees, while $200,000 and $157,000 of the assumed debt was paid in 2007 and 2006, respectively.  In addition to the administration fee above, the Company paid the Advisor $76,000 as reimbursement for costs associated with providing shareholder relations activities during 2007.  No such costs were reimbursed in 2006 and 2005.

10) The Company pays loan servicing fees to PSC, a subsidiary of UMTH, under the terms of a Mortgage Servicing Agreement. The Company paid loan servicing fees of approximately $10,000, $20,000 and $45,000 during 2007, 2006 and 2005, respectively.

11) RMC, a Texas based real estate finance company, is owned by Craig Pettit, who is a limited partner of UMTH.  The Company loaned money to RMC to make loans to its borrowers.  The loans were collaterally assigned to the Company a security for the promissory note between RMC and the Company.  There were no outstanding borrowings owed to the Company from RMC as of December 31, 2007 and 2006.

12) REOPC was a Texas limited partnership owned by UMTH.  Its mission was to manage and sell REO properties, including the Company’s, for which it received a fee.  The Company loaned money to REOPC to acquire foreclosed properties from CRG and UMTHLC.  There were no unpaid principal balances owed to the Company as of December 31, 2007 and 2006.  Until September 2006, when PSC assumed management of REOPC, the Company paid a monthly loan servicing fee based on 0.8% of the Company’s basis in the property.  Fees paid to REOPC were $0, $18,000, and $24,000 in 2007, 2006, and 2005, respectively.  The Company also paid real estate commissions to REOPC of approximately $22,000 and $75,000 in 2006 and 2005.  No commissions were paid in 2007.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Whitley Penn LLP has served as the Company’s independent registered public accounting firm since July 2002.  The Board of Trustees approves all audits, non-audit, tax and other fees payable to the Company’s auditors.

The following table reflects fees billed by Whitley Penn LLP for services rendered to the Company in 2007, 2006 and 2005:

Nature of Service	2007	2006	2005	Purpose
Audit fees	$120,000	$108,000	$115,000	For audit of the Company’s annual financial statements, review of Quarterly financial statements included in the Company’s Forms 10-Q and review of other SEC filings
Tax fees	$7,000	$7,100	$6,800	For preparation of tax returns and tax compliance
All other fees	--	--	--

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed:

(1) Financial Statements of the Company are included in Item 8.
(2) Financial Statement Schedules – all schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto included in Item 8.
(3) Exhibits. See the Exhibit Index following for a list of the exhibits that are filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2008.

UNITED MORTGAGE TRUST

By: /S/CHRISTINE A. GRIFFIN
Christine A. Griffin, President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                               Title                                                                Date

Principal Executive Officer:
/S/ CHRISTINE A. GRIFFIN	Trustee, Chairman of the Board and President	March 31, 2008
Christine A. Griffin

Principal Financial and Accounting Officer
/S/ CHRISTINE A. GRIFFIN	Trustee, Chairman of the Board and President	March 31, 2008
Christine A. Griffin

/S/DOUGLAS R. EVANS	Independent Trustee	March 31, 2008
Douglas R. Evans

/S/MICHELE A. CADWELL	Independent Trustee	March 31, 2008
Michele A. Cadwell

/S/PHILLIP K. MARSHALL	Independent Trustee	March 31, 2008
Phillip K. Marshall

/S/ROGER C. WADSWORTH	Independent Trustee	March 31, 2008
Roger C. Wadsworth

Exhibit Number	Description	Page
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

10.10	Subordination Agreement between the Company and Textron Financial Corporation dated as of June 14, 2006 incorporated by Reference from Form 8-K filed June 21, 2006)
10.11	Secured Variable Amount Promissory Note dated December 31, 2005 issued by Capital Reserve Group, Inc. (incorporated by reference from Form 8-K filed March 31, 2006)
10.12	Secured Variable Amount Promissory Note dated December 31, 2005 issued by South Central Mortgage, Inc. (incorporated by reference from Form 8-K filed March 31, 2006)
10.13	Secured Variable Amount Promissory Note dated December 31, 2005 issued by Ready America Funding Corp. (incorporated by reference from Form 8-K filed March 31, 2006)
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

The exhibits marked with “*” are incorporated by reference from the Company's Registration Statement on Form S-11 (File No. 333-10109) that was declared effective on March 5, 1997. The exhibit marked with “**” is incorporated by reference from the Company's registration statement on Form S-11 (File No. 333-56520) that was declared effective on June 4, 2001.  The exhibit marked “***” is incorporated by reference from the Company’s Report on Form 10-K for the period ending December 31, 2000. The exhibit marked “#” is incorporated by reference from the Company’s Report on Form 10-Q for the period ending June 30, 2001. The Exhibit marked “##” is incorporated by reference from the Company’s Report on Form 10-K for the period ending December 31, 2004.