Form 10-Q
period 2008-03-31
UNITED MORTGAGE TRUST
filed 2008-05-15
CIK 101390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer___ Accelerated filer____ Non-accelerated filer X  (Do not check if a smaller reporting company)
____ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  No X

The number of shares outstanding of the Registrant’s shares of beneficial interest, par value $0.01 per share, as of the close of business on April 15, 2008 was 6,594,457.

UNITED MORTGAGE TRUST
INDEX

PART I - FINANCIAL INFORMATION

UNITED MORTGAGE TRUST
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$102,138	$1,597,883

Mortgage investments:
Investment in trust receivable	5,810,203	5,428,453
Interim mortgages, affiliates	43,838,982	41,641,334
Interim mortgages	11,004,911	12,251,098
Allowance for loan losses	(2,419,263)	(2,343,163)
Total mortgage investments	58,234,833	56,977,722

Line of credit receivable, affiliate	21,904,948	25,083,216
Accrued interest receivable	1,134,893	715,806
Accrued interest receivable, affiliate	5,735,657	4,822,377
Recourse obligations, affiliates	16,484,828	16,035,790
Residential mortgages and contracts for deed foreclosed	252,689	274,064
Interim mortgages foreclosed	602,396	234,155
Deficiency note	1,725,754	1,725,754
Deficiency note, affiliate	2,230,558	1,848,355
Other assets	126,783	364,574
Total assets	$108,535,477	$109,679,696

Liabilities and Shareholders’ Equity
Liabilities:
Dividend payable	$820,935	$827,670
Accounts payable and accrued liabilities	30,538	50,815
Total liabilities	851,473	878,485

Commitments and contingencies	--	--

Shareholders' equity:
Shares of beneficial interest; $.01 par value; 100,000,000 shares authorized; 8,141,691 and 8,110,684 shares issued, respectively; and 6,594,457 and 6,649,916 outstanding, respectively	81,417	81,107
Additional paid-in capital	143,907,490	143,287,664
Advisor's reimbursement	397,588	397,588
Cumulative distributions in excess of earnings	(6,579,629)	(6,530,813)
	137,806,866	137,235,546
Less treasury stock of 1,547,234 and 1,460,768 shares, respectively, at cost	(30,122,862)	(28,434,335)
Total shareholders' equity	107,684,004	108,801,211
Total liabilities and shareholders' equity	$108,535,477	$109,679,696

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Interest income derived from affiliates	$2,506,694	$3,752,865
Interest income	677,167	762,478
	3,183,861	4,515,343
Expenses:
Trust administration fee	272,979	182,451
Loan servicing fee	1,213	2,925
General and administrative	234,316	202,438
Provision for loan losses	255,000	207,311
Interest expense	--	409,994
	763,508	1,005,119

Net income	$2,420,353	$3,510,224

Net income per share of beneficial interest	$0.37	$0.51

Weighted average shares outstanding	6,597,822	6,891,364

Distributions per weighted share outstanding	$0.37	$0.36

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2008	2007
Operating Activities
Net income	$2,420,353	$3,510,224
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	255,000	207,311
Depreciation and amortization	345	934
Changes in assets and liabilities:
Accrued interest receivable	(1,258,742)	(866,695)
Other assets	27,222	70,088
Accounts payable and accrued liabilities	(27,011)	113,595
Net cash provided by operating activities	1,417,167	3,035,457

Investing Activities
Investment in trust receivable	(116)	--
Principal receipts on trust receivable	3,331	--
Investment in interim mortgages	(291,148)	(2,165,040)
Principal receipts on interim mortgages	824,300	3,267,902
Investments in interim mortgages, affiliates	(3,355,417)	(21,056,369)
Principal receipts on interim mortgages, affiliates	114,566	17,149,813
Investments in residential mortgages and contracts for deed, foreclosed	--	(563,422)
Principal receipts on residential mortgages and contracts for deed	98,984	2,507
Line of credit receivable, affiliate, net	3,178,268	(1,050,000)
Receivable from affiliate	--	94,250
Principal receipts on recourse obligations	51,880	238,703
Net cash provided by (used in) investing activities	624,648	(4,081,656)

Financing Activities
Proceeds from issuance of shares of beneficial interest	620,136	620,982
Net borrowings on line of credit	--	245,981
Purchase of treasury stock	(1,688,527)	(935,288)
Dividends	(2,469,169)	(2,441,511)
Net cash used in financing activities	(3,537,560)	(2,509,836)
Net decrease in cash and cash equivalents	(1,495,745)	(3,556,035)
Cash and cash equivalents at beginning of period	1,597,883	3,661,724
Cash and cash equivalents at end of period	$102,138	$105,689
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$--	$409,994
Transfers of affiliate and non-affiliate loans to foreclosed properties or recourse obligations, affiliates	$2,380,159	$884,124

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Nature of Business

United Mortgage Trust (the “Company”) is a Maryland real estate investment trust that qualifies as a real estate investment trust (a “REIT”) under federal income tax laws. The Company  invests exclusively in: (i) first lien secured mortgage loans with initial terms of 12 months or less for the acquisition and renovation of single family homes, which we refer to as “interim loans”; (ii) lines of credit and secured loans for the acquisition and development of single-family home lots, referred to as “land development loans”; (iii) lines of credit and loans secured by developed single-family lots, referred to as “finished lot loans”; (iv) lines of credit and loans secured by completed model homes, referred to as “model home loans”; and, formerly we invested in (v) first lien secured construction loans for the acquisition of lots and construction of single-family homes, which we refer to as “construction loans”; and (vi) first lien, fixed rate mortgages secured by single-family residential property, which we refer to as “residential mortgages”. Additionally, our portfolio includes obligations of affiliates of our Advisor, which we refer to as “recourse loans.”  Loans are originated by others to the Company’s specifications or to specifications approved by the Company.  Most, if not all, of such loans are not insured or guaranteed by a federally owned or guaranteed mortgage agency.

The Company has no employees. The Company pays a monthly trust administration fee to UMTH General Services, L.P. (“UMTHGS” or “Advisor”), a subsidiary of UMT Holdings, L.P. (“UMTH”), a Delaware real estate finance company and affiliate, for the services relating to its daily operations.  The Company’s offices are located in Richardson, Texas.

2.	Basis of Presentation

These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

3.	Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however the application of this statement may change current practice. The requirements of SFAS 157 are first effective for the Company for the fiscal year beginning January 1, 2008. However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year.  Accordingly, the Company’s adoption of this standard on January 1, 2008 is limited to financial assets and liabilities. The Company’s adoption of SFAS 157 has not had a material impact on the financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”). The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. The Company’s adoption of SFAS 159 has not had a material impact on the Company’s results of operations or financial condition.

4.       Related Party Transactions

The Company relies on affiliates of its Advisor for the sourcing and origination of a majority of its Mortgage Investments.

1) UMT Holdings, L.P. (“UMTH”) is a Delaware limited partnership which is in the real estate finance business. UMTH holds a 99.9% limited partnership interest in UMTH Lending Company, L.P., which originates interim loans that the Company is assigned, UMTH Land Development, L.P., which holds a 50% profit interest in United Development Funding, LP (“UDF”) and acts as UDF's asset manager, and Prospect Service Corp. (“PSC”), which services the Company’s residential mortgages and contracts for deed and manages the Company’s REO. In addition, UMTH has a limited guarantee of the obligations of Capital Reserve Group (“CRG”), Ready America Funding Corporation (“RAFC”) and South Central Mortgage, Inc. (“SCMI”) under the Recourse Obligations - Affiliates.  United Development Funding III, L.P., (“UDF III”) which is managed by UMTH Land Development, L.P., has provided a limited guarantee of the UDF line of credit. The Company’s President, Christine “Cricket” Griffin, is a partner of UMTH.

2) UMTH Lending Company, L.P. (“UMTHLC”) is a Delaware limited partnership, and subsidiary of UMTH.  The Company has loaned and will continue to loan money to UMTHLC so it can make interim loans to its borrowers. The interim loans are collaterally assigned to the Company, as security for the promissory note between UMTHLC and the Company. The unpaid principal balance of the loans at March 31, 2008 and 2007 was approximately $21,821,000 and $44,383,000, respectively.

3) Capital Reserve Group, Inc. (“CRG”) is a Texas corporation that is 50% owned by Todd Etter and William Lowe, partners of UMTH, which owns the Advisor.  CRG was in the business of financing home purchases and renovations by real estate investors. The Company loaned money to CRG to make loans to other borrowers. During 2006, the Company took direct assignment of the remaining loans from CRG with full recourse. The unpaid principal balance of the loans at March 31, 2008 and 2007 was approximately $0 and $837,000, respectively.

4) Ready America Funding (“RAFC”) is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter. RAFC is in the business of financing interim loans for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors. The Company continues to directly fund obligations under one existing RAFC loan, which was collaterally assigned to the Company, but does not fund new originations. The unpaid principal balance of the loans at March 31, 2008 and 2007 was approximately $22,017,000 and $23,570,000, respectively.

5) Wonder Funding, LP (“Wonder”) is a Delaware limited partnership that is owned by Ready Mortgage Corp. (“RMC”). RMC is beneficially owned by Craig Pettit.  Wonder is in the business of financing interim loans for the purchase of land and the construction of single family homes.  The Company has ceased funding any new originations.  As of December 31, 2007, all remaining obligations owed by Wonder to the Company are included in the recourse obligations discussed below.

6) Recourse Obligations. The Company has made recourse loans to (a) CRG, which is owned by Todd Etter and William Lowe, (b) RAFC, which is owned by SCMI and two companies owned by Craig Pettit, Eastern Intercorp, Inc. and RMC, and (c) SCMI, which is owned by Todd Etter, (these companies are referred to as the "Originating Companies").  In addition to the Originating Companies discussed above, the Company made loans with recourse to Wonder.  Each of these entities used the proceeds from such loans to originate loans, that are referred to as "Underlying Loans," that are pledged to the Company as security for such Originating Company's obligations to the Company.  When principal and interest on an Underlying Loan are due in full, at maturity or otherwise, the corresponding obligation owed by the Originating Company to the Company is also due in full.

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

On March 30, 2006, but effective December 31, 2005, the Company and each originating company agreed to consolidate (1) all outstanding amounts owed by such originating company to the Company under the loans made by the Company to the originating company and under the deficiency notes described above and (2) the estimated maximum future liability to the Company under the recourse arrangements described above, into secured promissory notes.  Each originating company issued to the Company a secured variable amount promissory note dated December 31, 2005 (the “Secured Notes”) in the principal amounts shown below, which amounts represent all principal and accrued interest owed as of such date. The initial principal amounts are subject to increase up to the maximum amounts shown below if the Company incurs losses upon the foreclosure of loans covered by recourse arrangements with the originating company.  The Secured Notes (including related guaranties discussed below) are secured by an assignment of the distributions on the Class C units, Class D units and Class EIA units of limited partnership interest of UMTH held by each originating company.

Name	Initial principal amount	Balance at March 31, 2008	Promissory Note principal amount (2)	Units pledged as security	Units distributed during 2007	C Units remaining	Nominal Collateral Value (3)
CRG	$2,725,442	$4,486,652	$4,300,000	4,984 Class C	616	3,957 Class C	$3,957,000
RAFC	$3,243,369	$6,569,847	$7,100,000	6,739 Class C & All EIA	444	5,394 Class C & all EIA	$5,394,000
SCMI	$3,295,422	$3,485,326	$3,448,643	4,000 Class C	907	2,690 Class C	$2,690,000
RAF / Wonder(1)	$1,348,464	$1,943,003	$1,400,000	3,870 Class C	-	3,870 Class C	$3,870,000
Wonder Indemnification (1)	n/a	n/a	n/a	$1,134,000	$115,000	n/a	$1,019,000
EIA Units	n/a	n/a	n/a	n/a	n/a	n/a	$1,066,000
Totals	$10,612,697	$16,484,828	$16,248,643				$17,996,000

(1)	Wonder is collateralized by an indemnification agreement from RMC in the amount of $1,134,000, which includes the pledge of 3,870 C Units.
(2)
The CRG, Wonder, and SCMI balances at March 31, 2008 exceeded the stated principal amount per their variable Secured Notes by approximately $187,000, $543,000, and $36,000, respectively.  Per the terms of the Secured Notes, the unpaid principal balance may be greater or less than the initial principal amount of the note and is not considered an event of default.  The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the Unpaid Principal Balance (“UPB”) than the Company originally anticipated and out paced the minimum principal reductions scheduled for the loans.

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

The Secured Notes have also been guaranteed by the following entities under the arrangements described below, all of which are dated effective December 31, 2005:

-	UMT Holdings. This guaranty is limited to a maximum of $10,582,336 due under all of the Secured Notes and is unsecured.
-
WLL, Ltd., an affiliate of CRG. This guaranty is of all amounts due under the Secured Note from CRG is non-recourse and is secured by an assignment of 2,492 Class C Units and 732 Class D units of limited partnership interest of UMT Holdings held by WLL, Ltd.

-
RMC. This guaranty is non-recourse, is limited to 50% of all amounts due under the Secured Note from RAFC and is secured by an assignment of 3,870 Class C units of limited partnership interest of UMT Holdings.

-
Wonder.  Wonder Funding obligations are evidenced by a note from RAFC (“RAFC Wonder Note”) and are secured by a pledge of a certain Indemnification Agreement given by UMTH to RAFC and assigned to UMT in the amount of $1,134,000, which amount is included in the UMTH limited guarantee referenced above.

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

Prior to December 31, 2007, the Loan interest rate was the lower of 15% or the highest rate allowed by law, further adjusted with the addition of a credit enhancement to a minimum of 14%.  Effective January 1, 2008, UDF negotiated for the release of the credit enhancement associated with the Company’s affiliate line of credit and reducing the effective interest rate to 14%.

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

As a condition of the Amendment, UDF III, a newly formed public limited partnership that is affiliated with UDF and with the Company’s Advisor, has provided a guarantee of payment and performance of the Loan up to $30 million.  The UDF III guarantee was released effective January 1, 2008.

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

8) Until July 31, 2006 the Company’s Advisor was UMTA. As of August 1, 2006, (now subject to an Advisory Agreement effective January 1, 2008) the Company entered into an Advisory Agreement with UMTHGS. Under the terms of the agreement, UMTHGS is paid a monthly trust administration fee. The fee is calculated monthly depending on the Company’s annual distribution rate, ranging from 1/12th of 1% up to 1/12th of 2% of the amount of average invested assets per month.  During the period ended March 31, 2008 and 2007, the net fees paid to the Company’s Advisors were approximately $273,000, and $261,000, respectively.  Upon entering into the Advisory Agreement with UMTHGS, they agreed to pay the Company $500,000 and assume the $377,000 due from the previous advisor over a period of 12 months. During 2007, approximately $300,000 of the consideration fee was received by the Company and netted against trust administration fees, while $200,000 of the assumed debt was paid in 2007.  Both the assumed debt and the agreed fee have been paid in full.

The agreement also provides for a subordinated incentive fee equal to 25% of the amount by which the Company’s net income for a year exceeds a 10% per annum non-compounded cumulative return on its adjusted contributions. No incentive fee was paid during 2008 or 2007. In addition, for each year in which it receives a subordinated incentive fee, the Advisor will receive a 5-year option to purchase 10,000 shares of the company at a price of $20.00 per share (not to exceed 50,000 shares). As of March 31, 2008, the Advisor has not received options to purchase shares under this arrangement.

The Advisor and its affiliates are also entitled to reimbursement of costs of goods, materials and services obtained from unaffiliated third parties for the Company’s benefit, except for note servicing and for travel and expenses incurred in connection with efforts to acquire investments for the Company or to dispose of any of its investments.  For the periods ended March 31, 2008 and 2007, the Company paid the Advisor approximately $19,000 and $6,000, respectively, as reimbursement for costs associated with providing shareholder relations activities.

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

The Advisor Agreement also provides for the Company to pay to the Advisor a debt placement fee.  The Company may engage the Advisor, or an Affiliate of the Advisor, to negotiate lines of credit on behalf of the Company.  UMT shall pay a negotiated fee, not to exceed 1% of the amount of the line of credit secured, upon successful placement of the line of credit.

9) The Company pays loan servicing fees to PSC, a subsidiary of UMTH, under the terms of a Mortgage Servicing Agreement. The Company paid loan servicing fees of approximately $1,000, and $3,000 during the periods ended March 31, 2008 and 2007, respectively.

10) RMC, a Texas based real estate finance company, is owned by Craig Pettit, who is a limited partner of UMTH.  The Company loaned money to RMC to make loans to its borrowers.  The loans were collaterally assigned to the Company as security for the promissory note between RMC and the Company.  There were no outstanding borrowings owed to the Company from RMC as of December 31, 2007.

11) REOPC was a Texas limited partnership owned by UMTH.  Its mission was to manage and sell REO properties, including the Company’s, for which it received a fee.  The Company loaned money to REOPC to acquire foreclosed properties from CRG and UMTHLC.  There were no unpaid principal balances owed to the Company as of March 31, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, our ability to find suitable mortgage investments, the difficulties of the real estate industry generally in response to the “sub-prime crisis,” changes in the overall economic environment and the requirement to maintain qualification as a real estate investment trust. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore we cannot give assurance that such statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or by any other person that the results or conditions described in such statements or in our objectives and plans will be realized.  Readers should carefully review our financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2007, as well as those statements contained in this report, and in our other filings with the Securities and Exchange Commission.

In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q may not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

General Investment Information

United Mortgage Trust (the “Company”) is a Maryland real estate investment trust that qualifies as a real estate investment trust (a “REIT”) under federal income tax laws. The Company  invests exclusively in:  (i) first lien secured mortgage loans with initial terms of 12 months or less for the acquisition and renovation of single family homes, which we refer to as “interim loans”; (ii) lines of credit and secured loans for the acquisition and development of single-family home lots, referred to as “land development loans”; (iii) lines of credit and loans secured by developed single-family lots, referred to as “finished lot loans”; (iv) lines of credit and loans secured by completed model homes, referred to as “model home loans”; and, formerly we invested in (v) first lien secured construction loans for the acquisition of lots and construction of single-family homes, which we refer to as “construction loans”; and (vi) first lien, fixed rate mortgages secured by single-family residential property, which we refer to as “residential mortgages”.  Additionally, our portfolio includes obligations of affiliates of our Advisor, which we refer to as “recourse loans.”  Loans are originated by others to the Company’s specifications or to specifications approved by the Company.  Most, if not all, of such loans are not insured or guaranteed by a federally owned or guaranteed mortgage agency.

Material Trends Affecting Our Business

Nationally, the number of new single-family residential homes sold has been declining, and average and median sales prices have been falling.  The sales of new single-family residential homes in December 2007 were at a seasonally adjusted annual rate of 605,000 units, according to estimates released jointly by the U.S. Census Bureau and the Department of Housing and Urban Development.  This is approximately 41% below the December 2006 estimate of 1,019,000 units.  According to the same sources, the average sales price of new houses sold in December 2007 was $267,300; the median sales price was $219,200. This is approximately 14.2% below the December 2006 average sales price of $311,600 and approximately 11% below the December 2006 median sales price of $246,900.  The seasonally adjusted estimate of new houses for sale at the end of December 2007 was 493,000, which represents a supply of 9.5 months at the December 2007 sales rate.  The seasonally adjusted estimate of new houses for sale at the end of December 2006 was 535,000, which represents a supply of 6.2 months at the December 2006 sales rate.

According to the same sources, new single-family residential home permits and starts have also declined nationally, as a result and in anticipation of a rising supply of new single-family residential homes and a declining demand for new single-family residential homes.  Single-family homes authorized by building permits in December 2007 were at a seasonally adjusted annual rate of 702,000 units.  This is 26.5% below the December 2006 estimate of 1,181,000 units.   Single-family home starts at December 2007 were at a seasonally adjusted annual rate of 784,000 units.  This is 36.8% below the December 2006 estimate of 1,241,000 units.

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

10 Year Home Price Appreciation
Source: Office of Federal Housing Enterprise Oversight and Real Estate Center at Texas A&M University

As of March 31, 2008, the great majority of our loans are secured by assets located in Texas.  While housing woes beleaguer the national economy, Texas housing markets have held up as some of the best in the country.  We believe the Texas markets have remained fairly healthy due to strong demographics, economies and housing affordability ratios.  The National Association of Homebuilders estimates that the median new home prices for 2007 in the metropolitan areas of Austin, Houston, Dallas, San Antonio and Lubbock are $188,025, $204,895, $207,076, $160,764 and $97,199, respectively.  These amounts are below the December 2007 national median sales price of new homes sold of $219,500.  Using the Department of Housing and Urban Development’s estimated 2007 median family income for the respective metropolitan areas of Austin, Houston, Dallas, San Antonio and Lubbock, the median income earner in those areas has 1.32 times, 1.00 times, 1.08 times, 1.20 times and 1.80 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area.  Using the U.S. Census Bureau’s income data to project estimated median income for the United States for 2007 of $59,000 and the December 2007 national median sales prices of new homes sold of $219,500, we conclude that the national median income earner has 0.97 times the income required to qualify for a mortgage loan to purchase the median priced new home in the United States.  We further conclude that the aforementioned Texas metropolitan areas have new home housing affordability ratios that are 1.03 to 1.86 times the national new home housing affordability ratio.  The above housing affordability is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, assuming an annual mortgage insurance premium of 50 basis points for private mortgage insurance and a cost that includes estimated property taxes and insurance for the home.

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

The Real Estate Center at Texas A&M University has reported that the sales of existing homes remain healthy in our Texas markets, as well.  The number of months of home inventory for sale in Austin, San Antonio, Houston, Dallas, Fort Worth and Lubbock is 4.2 months, 6.0 months, 6.0 months, 5.8 months, 5.8 months, and 5.4 months, respectively.  A 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market. As of December 2007, the number of existing homes sold year-to-date in (a) Austin is 27,974, down 7.6% year-on-year; (b) San Antonio is 23,820, down 9% year-on-year; (c) Houston is 77,581, down 4.2% year-on-year, (d) Dallas is 57,332, down 7.5% year-on-year, (e) Fort Worth is 11,415, down 4.6% year-on-year, and (f) Lubbock is 3,485, up 4.5% year-on-year.

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

Loan Portfolio Overview

The deterioration in residential mortgage market, specifically the discontinuation of sub-prime and Alt – A products, referred to herein as the credit crisis, and the continued slow down in new home sales are directly and indirectly affecting the ability of our borrowers to sell the assets securing their loans, pay interest due us and repay the loans when due.  New and existing home financing solutions are being introduced by both the private and public sectors.  Housing inventories are slowly beginning to reduce to sustainable levels.  However, consumer confidence remains low.   Industry-wide lenders are reevaluating and restructuring credits affected by residential mortgage markets and the housing sales decline.  Overall recovery of the single family housing industry is likely to be prolonged.  We believe that a pragmatic and pro-active approach to managing our credits will allow us to maximize repayments and properly report asset values.  In consideration of the above, we are:

•
reducing our investment in interim loans dependent on sub-prime and Alt-A mortgage products for repayment of our loan.   We funded 84% fewer loans in the three-months ended March 31, 2008, compared to the same period in 2007.  Interim loan payoffs as a percentage of loans originated during the three-month periods in 2008 and 2007 were 25% and 92%, respectively.

•	accepting a secured note for shortfalls from foreclosed properties to enable UMTHLC to efficiently manage past due and foreclosed accounts throughout the duration of the credit crisis.

•	increasing loss reserves for non-recourse interim and construction loans where full collection of the indebtedness is not assured.

•	re-evaluating collateral value on specific loans deemed to be affected by current mortgage and housing environments and reserving for unsecured deficiencies.

Portfolio Mix

Our portfolio concentrations have shifted during the past decade of investing, and particularly since 2000, as we have sought adequate supplies of suitable loans in a changing real estate finance market. The chart below demonstrates the transition from a portfolio with a concentration on long term, 1st lien single family loans to one comprised primarily of first lien interim loans of 12 months or less in term for the purchase and renovation of single family homes and loans secured by 1st lien and subordinate single family lot development loans. We intend to continue to adapt to changes in the real estate finance market and thus the composition of our loan portfolio is likely to continue to evolve over time based on factors such as interest rates paid under various types of real estate loans, our assessment of the level of risk of the different types of loans, availability of loans, regulatory considerations and other factors.

Mortgage Activity

The following table summarizes our investment portfolio activity for the three months ended March 31, 2008, and 2007:

	2008	2007
Interim Mortgages
Interims funded with affiliates	$ 3,355,000	$ 21,056,000
Interims funded with others	$ 291,000	$ 2,165,000

Number of loans funded with affiliates	44	274
Number of loans funded with others	--	5
Total number funded	44	279

Affiliate interims paid off	$ 115,000	$ 17,150,000
Other interims paid off	$ 824,000	$ 4,123,000

Number of affiliated interims paid off	3	205
Number of other interims paid off	9	37
Total number paid off	12	242

Average interim mortgage loan funded during year	$83,000	$ 75,000
Remaining term in months: less than	12 months	12 months
Yield on investments	13.49%	12.98%
Investment-to-value ratio	60.79%	52.19%

Line of Credit, Affiliate
Draws funded	--	$ 1,750,000
Paid down	$ 4,750,000	$ 700,000
Term remaining	33 months	3 years
Yield on investments	13.79%	13.91%

Lot Banking Transactions (1)
Draws funded	$ 1,862,000	--
Paid down	$ 291,000	--
Original terms	2 years	--
Yield on investments	12.61%	--

Residential Mortgages and Contracts for Deed
UPB of new loans acquired	$ 610,000	$ 563,000
Number purchased from other sources	--	11

Number reclassified/refinanced/carried back when selling REO (2)	7	--
Aggregate principal balance	$ 610,000	$ 563,000
Average principal balance	$ 87,000	$ 51,000
Remaining term in months	227	245
Current yield	11.75%	11.70%
Investment-to-value	69.83%	86.36%

(1) These transactions are included in Lines of Credit Receivable, Affiliate in the accompanying financial statements

(2) These loans were a result of the reclassification of interim mortgages, refinancing of contracts for deed or a note carried back from the sale of REO.  In the case of interim mortgages, we took direct assignment of three notes and one contract for deed that were in place on the underlying collateral of four interim mortgages. Two contracts for deed were refinanced and are now notes and deeds of trust. The balance of the activity represents secured 2nd lien notes secured by properties that were security for construction loans. Management encouraged one of the Company’s unaffiliated borrowers to refinance their maturing construction loans. In doing so, management agreed to subordinate the Company’s 1st lien to other institutions. In addition, borrower was required to execute a 2nd lien note on the portion of UMT’s 1st lien that the other institution did not finance. Principal and interest payments are required monthly under the terms of the 2nd lien notes.

The following table summarizes our mortgage portfolio as of March 31, 2008 and 2007:

	2008	2007
Interim Mortgages
Affiliates unpaid principal balance	$ 43,839,000	$ 68,790,000
Unpaid principal balance others	$ 11,005,000	$ 16,227,000
Total	$ 54,844,000	$ 85,017,000

Interim mortgages, foreclosed	$ 870,000	$ 771,000

Number of affiliate interim loans	261	922
Number of unaffiliated interim loans	151	205
	412	1,127

Average unpaid principal balance (2)	$64,000	$75,000
Remaining term in months: less than	12	12
Yield on investments	13.49%	13.60%

Line of Credit Receivable, Affiliate	$18,347,000	$ 34,106,000
Term remaining in months	21	39
Yield on investment	13.79%	14.00%

Lot Banking Transactions (1)	$3,558,000	--
Typical terms, in months	24	--
Yield on investment	12.61%	--

Recourse Obligations, Affiliates
Recourse obligations	$16,485,000	$ 12,621,000
Yield on investment	6.06%	10.00%

Residential mortgages and contracts for deed, foreclosed	$ 1,235,000	$ 250,000

Investment in Trust Receivable
Loans owned outright	69	68
Rental properties	6	1
Unpaid principal balance loans/properties owned outright	$2,765,000	$ 2,507,000
Securitized loans B piece balance	$3,045,000	$ 3,511,000
Term remaining in months	227	360
Yield on investments	11.75%	13.37%

(1) These transactions are included in Lines of Credit, Affiliate in the accompanying financial statements
(2) The calculation of average unpaid principal balance is adjusted to reflect the number of additional interim loans associated with the Company’s subordinate investment in UMTHLC loans, whose loan balance is included in the outstanding affiliate unpaid principal balance above.

The following table illustrates percentage of our portfolio dedicated to each loan category as of March 31, 2008 and 2007:

Asset Category:	2008	2007
Interim mortgages with affiliates	45.91%	49.93%
Interim mortgages with others	11.53%	11.78%
UDF lines of credit	19.21%	24.76%
Recourse obligations with affiliates	17.26%	9.16%
Trust receivables – loans owned outright	2.90%	1.82%
Trust receivables – securitized “B” piece	3.19%	2.55%

Results of Operations

Revenues for the three months ended March 31, 2008, were approximately $3,184,000, compared to approximately $4,515,000 for the comparable 2007 period.  The decline was primarily attributable to the reduction in our interim loan portfolio and reduced interest rates on our recourse obligation notes.  Revenues from interim loans accounted for 57% of first quarter 2008 revenues, compared to 62% in the same period in 2007.  Our interim mortgage portfolio decreased primarily as a result of our affiliate obtaining third party financing from another lender in October 2007, proceeds from which were used to reduce our outstanding loan balance by approximately $19 million.  The remaining decline in our interim portfolio was a function of our intention to reduce our investment in interim construction loans and interim loans secured by modular and manufactured homes and related lots.  The recourse obligation notes were modified in October 2007, to accommodate the anticipated increases in principal balances throughout the remaining liquidation periods of the underlying assets, suspend principal payments through June 2009, and reduce the interest rate from 10% to 6%.

Approximately 26% of our revenues were derived from lines of credit and lot banking transactions (these secured loans for the acquisition and development of single-family home lots are referred to as “land development loans” and “lot banking transactions”), during the three months ended March 31, 2008 and 2007.  At March 31, 2008, our investment in the lines of credit to our affiliate, UDF, and lot banking transactions was approximately $21.9 million.  This balance has declined from prior periods, but we anticipate our investment in land development and lot banking loans to increase during 2008, as we negotiate our new bank credit facility to accommodate land development loans as pledged collateral. We intend to use our line of credit to build this portion of our portfolio.

During the three months ended March 31, 2008 and 2007, approximately 8% and 7% of our revenues, respectively, were derived from secured promissory notes issued by affiliates as evidence of their accrued obligations to reimburse UMT for any defaulted loans that we acquire from them, which notes we refer to as “Recourse Obligations.”  As noted above, the Recourse Obligations were modified during October 2007 to reflect current market conditions, such modifications included but were not limited to a reduction in the interest rate on these notes.

The Secured Notes require the originating company to make certain interest and principal payments, as defined by the agreements.  Further, these notes are liquidated by any distributions paid to the originating company with respect to the pledged Class C units of UMTH. UMTH has guaranteed the obligations of CRG, SCMI and RAFC under the Secured Notes up to the maximum loan amount defined in the respective notes.  The sub-prime credit crisis, as well as the decline in new home sales, have indirectly affected the earnings of UMTH which, in turn, is expected to affect the distributions associated with the security pledged on the Recourse Obligations.  The Company monitors the value of the security pledged by the originating companies and will consider further modifications to the Recourse Obligations notes to allow UMTH to structure payments under the Recourse Obligations in relation to its earnings, as impacted by the mortgage market and new home sales environments.

Operating expenses for the three months ended March 31, 2008 and 2007 were approximately $764,000 and $1,005,000, respectively.  The decrease between periods was primarily due to the lack of interest expense in the current year, as a result of the Company’s line of credit being paid in full at its maturity in November 2007.  Other fluctuations in operating expense line items are discussed below:

Trust administration fees - $273,000 and $182,000 (a 50% increase) between the comparable three-month periods ended March 31, 2008 and 2007.  Upon execution of the Company’s advisory agreement in August 2006, the Advisor agreed to pay the Company $500,000 over a twelve-month period as consideration for obtaining the advisory services agreement.  This consideration was recorded as a reduction of trust administration fees when received.  The 2007 expense, as reported, is net of this consideration.

General and administrative expenses - $234,000 and $202,000 (a 16% increase) between the comparable three-month periods ended March 31, 2008 and 2007, respectively. The increase was primarily due to service fees (approximately $6,000 per month) paid to an affiliate to perform investor relations functions on behalf of the Company.  This service agreement was entered into effective March 2007.  Accordingly, 2007 expenses, as reported, included only one month of related expense.

Interest expense - $0 and $410,000 for the three months ended March 31, 2008 and 2007, respectively.  As noted above, the Company’s line of credit matured during November 2007 and was paid in full.  The Company currently does not have any interest bearing debt outstanding.  Management is a currently negotiating with a bank to replace the line of credit with similar or more favorable terms.

We recorded an allowance for loan losses for the quarter ended March 31, 2008 in the amount of approximately $255,000 compared to $207,000 for the 2007 quarter.  We realized loan losses of approximately $130,000 and $710,000 during the comparable three-month periods of 2008 and 2007, respectively.  Loss reserves are estimates of future losses based on historical default rates and estimated loss on sale of real estate owned.  The Company is currently re-evaluating collateral value on specific loans deemed to be affected by current mortgage and housing environments and intends to establish reserves for any expected deficiencies that are not otherwise secured.  From inception through March 31, 2008, we have acquired approximately $717 million of loans.  We have recorded losses approximating 1.3% of those assets to date.  We anticipate loan losses to continue, primarily in our long-term loan portfolio, and therefore continue to assess the adequacy of our loan loss reserve.

Net income was approximately $2,420,000 and $3,510,000 for the three-month periods ended March 31, 2008 and 2007, respectively, or a 31.05% decrease between periods.  Earnings for the three months ended March 31, 2008 were $0.37 per share outstanding compared to $0.51 per share for the same period in 2007.

Distributions to shareholders were $0.37 and $0.36 per share for the first quarter of 2008 and 2007, respectively.

CAPITAL RESOURCES AND LIQUIDITY FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Our sources of funds for liquidity consist of our dividend reinvestment plan, repayments of principal on our loans made to purchase mortgage investments, and bank lines of credit.  The table below summarizes our liquidity sources for the periods ended March 31, 2008 and 2007:

	2008	2007
Shares issued	31,007	31,049
Dividend reinvestment proceeds	$ 620,000	$ 621,000
Number of shares returned to treasury	86,466	50,576
Value of shares repurchased	$ (1,689,000)	$ (935,000)
Principal receipts:
Residential mortgages and contracts for deed	$ 99,000	$ 31,000
Interim loans	$939,000	$ 21,273,000
Net borrowings – line of credit	--	$246,000
Payments under line of credit, affiliate	$ 3,178,000	$1,750,000

We are not currently offering shares in the public markets except to existing shareholders through our dividend reinvestment plan. In July 2006 we registered an additional 1,000,000 shares to be offered through our dividend reinvestment plan.

Shares issued in the aggregate, as of March 31, 2008 and 2007 were 8,141,691 and 8,016,472, respectively. Shares retired to treasury through our share redemption plan in the aggregate were 1,547,234 and 1,120,943 through March 31, 2008 and 2007, respectively. Total shares outstanding were 6,594,457 and 6,895,529, respectively.  As of March 31, 2008, inception to date gross offering proceeds from all public offerings were approximately $162,634,000 and net proceeds after fees, marketing reallowance and commissions were approximately $144,307,000.

Through November 2007, the Company had a line of credit with bank which was collateralized by certain interim mortgages, construction loans and land development loans.  Interest on the outstanding balance accrued at prime plus 0.5% per annum, and allowed for maximum borrowings up to $30 million.  This credit facility expired at its maturity date in November 2007 and was paid in full.  Management is currently negotiating with a bank for a new credit facility at similar or more favorable terms.  There is no assurance that we will be successful in negotiating a renewal and extension of the line of credit.

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

Significant accounting policies are described in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Interest is accrued monthly on outstanding principal balances. Payments are either received monthly for interest or at payoff. Any deficiencies in unpaid interest are either charged off to the reserve for loan losses or charged against the related recourse obligations.

We maintain a reserve for loan losses for estimated losses resulting from the inability of our borrowers to make required payments resulting in property foreclosure and losses from the sale of foreclosed property.  If the financial condition of our borrowers was to deteriorate, resulting in an impairment of their ability to make payments or, if the market value of the properties securing our loans decreases additional reserves may be required.

We record foreclosed properties at an estimated net realizable value based on our assessment of real estate market conditions and historical discount percentages on the sale of foreclosed properties. Should market conditions deteriorate or loss percentages increase, additional valuation adjustments may be required.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In prior periods, we were exposed to interest rate changes primarily as a result of the method by which our bank credit facility is calculated at 1/2% over bank prime lending rate.  Management anticipates we will have similar interest rate exposure with our new credit facility, when consummated, as it will most likely have a variable interest rate associated with it.

The Company has  no long-term borrowings.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, consisting of the individual who serves as our Chief Executive Officer and Chief Financial Officer, of the effectiveness of Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2008.  Based on such evaluation, management has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

Management’s Report on Internal Control Over Financial Reporting

The management of UMTHGS, the Company’s Advisor, is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

An evaluation was conducted under the supervision of management, and with the participation of the Advisor’s management, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008. There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Management of UMTHGS, the Company’s Advisor, is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2008.  The internal control process of UMTHGS, as is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

The Company was a “non-accelerated filer” for the 2007 fiscal year.  Accordingly, the Company’s independent registered public accounting firm will be required to issue an initial audit report on the Company’s internal control over financial reporting for the 2008 fiscal year.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the first fiscal quarter of 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risks to our business described in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 31, 2008.

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

Month	Total number of shares repurchased	Average Purchase Price	Total number of shares purchased as part of a publicly announced plan	Total number of shares purchased outside of plan
January	30,516	$19.36	24,989	5,526
February	40,756	$19.62	36,331	4,426
March	15,194	$19.62	13,558	1,636
Totals	86,466	$19.53	74,878	11,588

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

UNITED MORTGAGE TRUST

Date: May 15, 2008	By	/s/ Christine A. Griffin
President and Chief Executive Officer