Form 10-Q
period 2008-06-30
UNITED MORTGAGE TRUST
filed 2008-08-14
CIK 101390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer___ Accelerated filer____ Non-accelerated filer  (Do not check if a smaller reporting company)
  X Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  No X

The number of shares outstanding of the Registrant’s shares of beneficial interest, par value $0.01 per share, as of the close of business on August 14, 2008 was 6,537,722.

UNITED MORTGAGE TRUST
INDEX

PART I - FINANCIAL INFORMATION

UNITED MORTGAGE TRUST
CONSOLIDATED BALANCE SHEETS

	June 30,2008	December 31, 2007
	(unaudited)	(audited)
Assets	$83,849	$1,597,883
Cash and cash equivalents

Mortgage investments:
Investment in trust receivable	5,274,034	5,428,453
Interim mortgages, affiliates	41,311,606	41,641,334
Interim mortgages	5,074,338	12,251,098
Allowance for loan losses	(3,506,564)	(2,343,163)
Total mortgage investments	48,153,414	56,977,722

Line of credit receivable, affiliate	21,668,699	25,083,216
Accrued interest receivable	909,493	715,806
Accrued interest receivable, affiliate	5,913,627	4,822,377
Recourse obligations, affiliates	16,483,438	16,035,790
Residential mortgages and contracts for deed foreclosed	73,852	274,064
Interim mortgages foreclosed	3,656,811	234,155
Deficiency note	4,703,809	1,725,754
Deficiency note, affiliate	4,528,616	1,848,355
Other assets	290,271	364,574
Total assets	$106,465,879	$109,679,696

Liabilities and Shareholders’ Equity
Liabilities:
Dividend payable	$815,111	$827,670
Accounts payable and accrued liabilities	125,391	50,815
Total liabilities	940,502	878,485

Commitments and contingencies	-	-

Shareholders' equity:
Shares of beneficial interest; $.01 par value; 100,000,000 shares authorized; 8,172,378 and 8,110,684 shares issued, respectively; and 6,547,421 and 6,649,916 outstanding, respectively	81,724	81,107
Additional paid-in capital	144,520,925	143,287,664
Advisor's reimbursement	397,588	397,588
Cumulative distributions in excess of earnings	(7,849,260)	(6,530,813)
	137,150,977	137,235,546
Less treasury stock of 1,624,957 and 1,460,768 shares, respectively, at cost	(31,625,600)	(28,434,335)
Total shareholders' equity	105,525,377	108,801,211
Total liabilities and shareholders' equity	$106,465,879	$109,679,696

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Interest income derived from affiliates	$2,367,690	$3,590,285	$4,874,383	$7,343,150
Interest income	672,046	723,140	1,349,212	1,485,618
	3,039,736	4,313,425	6,223,595	8,828,768
Expenses:
Trust administration fee	272,479	188,278	545,458	370,729
Loan servicing fee	1,519	3,127	2,732	6,052
General and administrative	326,114	288,159	560,432	490,597
Provision for loan losses	1,255,000	-	1,510,000	207,311
Interest expense	-	828,317	-	1,238,311
	1,855,112	1,307,881	2,618,622	2,313,000

Net income	$1,184,624	$3,005,544	$3,604,973	$6,515,768

Net income per share of beneficial interest	$0.18	$0.44	$0.55	$0.95

Weighted average shares outstanding	6,562,940	6,867,182	6,585,428	6,882,925

Distributions per weighted share outstanding	$0.37	$0.36	$0.75	$0.72

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2008	2007
Operating Activities
Net income	$3,604,973	$6,515,768
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	1,510,000	207,311
Depreciation and amortization	690	1,868
Changes in assets and liabilities:
Accrued interest receivable	(1,284,937)	(877,511)
Other assets	73,613	64,413
Accounts payable and accrued liabilities	62,249	76,168
Net cash provided by operating activities	3,966,588	5,988,017

Investing Activities
Investment in trust receivable	(116)	-
Principal receipts on trust receivable	7,902
Investment in interim mortgages	(679,328)	(2,928,019)
Principal receipts on interim mortgages	1,636,863	5,656,916
Investments in interim mortgages, affiliates	(3,930,824)	(35,037,020)
Principal receipts on interim mortgages, affiliates	495,587	27,549,030
Investments in residential mortgages and contracts for deed, foreclosed	-	(295,975)
Principal receipts on residential mortgages and contracts for deed	429,184	267,041
Line of credit receivable, affiliate, net	3,414,517	2,359,423
Receivable from affiliate	-	190,144
Principal receipts from recourse obligations	26,398	302,116
Net cash provided by (used in) investing activities	1,400,183	(1,936,344)

Financing Activities
Proceeds from issuance of shares of beneficial interest	1,233,878	1,242,160
Net payments on line of credit, payable	-	(1,004,019)
Purchase of treasury stock	(3,191,265)	(2,391,762)
Dividends	(4,923,418)	(4,930,337)
Net cash used in financing activities	(6,880,805)	(7,083,958)

Net decrease in cash and cash equivalents	(1,514,034)	(3,032,285)
Cash and cash equivalents at beginning of period	1,597,883	3,661,724
Cash and cash equivalents at end of period	$83,849	$629,439

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$-	$1,238,311
Transfers of affiliate and non-affiliate loans to foreclosed properties or recourse obligations	$3,283,780	$2,594,172

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Nature of Business

United Mortgage Trust (the “Company”) is a Maryland real estate investment trust that qualifies as a real estate investment trust (a “REIT”) under federal income tax laws. The Company  invests exclusively in: (i) first lien secured mortgage loans with initial terms of 12 months or less for the acquisition and renovation of single family homes, which we refer to as “interim loans”; (ii) lines of credit and secured loans for the acquisition and development of single-family home lots, referred to as “land development loans”; (iii) lines of credit and loans secured by developed single-family lots, referred to as “finished lot loans”; (iv) lines of credit and loans secured by completed model homes, referred to as “model home loans”; and, formerly the Company invested in (v) first lien secured construction loans for the acquisition of lots and construction of single-family homes, which we refer to as “construction loans”; and (vi) first lien, fixed rate mortgages secured by single-family residential property, which we refer to as “residential mortgages”. Additionally, the Company’s portfolio includes obligations of affiliates of its Advisor, which we refer to as “recourse loans.”  Loans are originated by others to the Company’s specifications or to specifications approved by the Company.  Most, if not all, of such loans are not insured or guaranteed by a federally owned or guaranteed mortgage agency.

The Company has no employees. The Company pays a monthly trust administration fee to UMTH General Services, L.P. (“UMTHGS” or “Advisor”), a subsidiary of UMT Holdings, L.P. (“UMTH”), a Delaware real estate finance company and affiliate, for the services relating to its daily operations.  The Company’s offices are located in Richardson, Texas.

2.	Basis of Presentation

These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.  Certain prior period amounts have been reclassified to conform with current period presentation.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations.  SFAS No. 141(R) improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This Statement is effective for fiscal years beginning on or after December 15, 2008.  The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.  SFAS No. 161 amends SFAS No. 133 and requires entities to enhance their disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008.  The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s financial position or results of operations.

4.      Deficiency Notes – Affiliate and Non-Affiliate

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

As of June 30, 2008, the Company had two deficiency notes with non-affiliates in the amount of approximately $4,704,000.

As of December 31, 2007, the Company had one deficiency note with a non-affiliate in the amount of approximately $1,726,000.

As of December 31, 2007, UMTHLC issued to the Company executed a variable amount promissory note in the amount of $5,100,000 to evidence its deficiency obligations to the Company.  The initial principal amount of the note was approximately $1,848,000. The principal balance will fluctuate from time to time based on the underlying loan activity and the amount of deficiencies realized by the affiliate.  The note bears interest at a rate of 10%, and requires monthly principal and interest payments based on a ten-year amortization for the outstanding principal balance.  The note is secured by a limited guaranty by UMTHGS, the Advisor, equal to a monthly amount not to exceed 33% of the advisory fee received by UMTHGS under the terms of its advisory agreement with the Company.  This note had a balance of approximately $4,529,000 and $1,848,000 at June 30, 2008 and December 31, 2007 respectively.

5.       Related Party Transactions

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

2) UMTH Lending Company, L.P. (“UMTHLC”) is a Delaware limited partnership, and subsidiary of UMTH.  The Company has loaned and will continue to loan money to UMTHLC so it can make interim loans to its borrowers.  The interim loans are collaterally assigned to the Company, as security for the promissory note between UMTHLC and the Company.  The unpaid principal balance of the loans at June 30, 2008 and December 31, 2007 was approximately $18,700,000 and $19,776,000, respectively.

3) Capital Reserve Group, Inc. (“CRG”) is a Texas corporation that is 50% owned by Todd Etter and William Lowe, partners of UMTH, which owns the Advisor.  CRG was in the business of financing home purchases and renovations by real estate investors.  The Company loaned money to CRG to make loans to other borrowers.  During 2006, the Company took direct assignment of the remaining loans from CRG with full recourse.  The unpaid principal balance of the loans was $0 at June 30, 2008 and Dec 31, 2007.

4) Ready America Funding (“RAFC”) is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter.  RAFC is in the business of financing interim loans for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors.  The Company continues to directly fund obligations under one existing RAFC loan, which was collaterally assigned to the Company, but does not fund new originations.  The unpaid principal balance of the loans at June 30, 2008 and December 31, 2007 was approximately $22,612,000 and $21,866,000, respectively.

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

Name	Initial principal amount	Balance at June 30, 2008	Promissory Note principal amount (2)	Units pledged as security	Units distributed in 2008	C Units remaining	Nominal Collateral Value (3)
CRG	$2,725,442	$4,482,391	$4,300,000	4,984 Class C	137	3,820 Class C	$3,820,000
RAFC	$3,243,369	$6,554,128	$7,100,000	6,739 Class C & All EIA	191	5,204 Class C & all EIA	$5,204,000
SCMI	$3,295,422	$3,485,326	$3,448,643	4,000 Class C	105	2,584 Class C	$2,584,000
RAF / Wonder(1)	$1,348,464	$1,961,594	$1,400,000	3,870 Class C	-	3,870 Class C	$3,870,000
Wonder Indemnification (1)	n/a	n/a	n/a	$1,134,000	$48,000	n/a	$1,019,000
EIA Units	n/a	n/a	n/a	n/a	n/a	n/a	$1,066,000
Totals	$10,612,697	$16,483,438	$16,248,643				$17,563,000

(1)	Wonder is collateralized by an indemnification agreement from RMC in the amount of $1,134,000, which includes the pledge of 3,870 C Units.
(2)
The CRG, SCMI, and Wonder balances at June 30, 2008 exceeded the stated principal amount per their variable Secured Notes by approximately $182,000, $36,000, and $562,000, respectively.  Per the terms of the Secured Notes, the unpaid principal balance may be greater or less than the initial principal amount of the note and is not considered an event of default.  The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the Unpaid Principal Balance (“UPB”) than the Company originally anticipated and out paced the minimum principal reductions scheduled for the loans.

(3)	Nominal collateral value does not reflect pledge of D units of limited partnership interest of UMTH held by WLL, Ltd. and RAFC.

Through September 2007, the Secured Notes incurred interest at a rate of 10% per annum.  The CRG and RAFC Secured Notes amortize over 15 years.  The SCMI Secured Note amortizes over approximately 22 years, which was the initial amortization of the deficiency notes from SCMI that were consolidated.  The Secured Notes required the Originating Company to make monthly payments equal to the greater of (1) principal and interest amortized over 180 months and 264 months, respectively, or (2) the amount of any distributions paid to the Originating Company with respect to the pledged Class C and EIA units.  Effective October 2007, the recourse loans were modified to accommodate the anticipated increases in principal balances throughout the remaining liquidation periods of the underlying assets, suspend the principal component of the amortized loans for the period of July 2007 through June 2009, and reduce the interest rate from 10% to 6%.

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

The Loan is subordinate to UDF Senior Debt, which is defined as all indebtedness due and owing by UDF pursuant to (i) that certain loan guaranty to Colonial Bank in the amount of $8,750,000, (ii) that certain loan to OU Land Acquisition, L.P. in the principal amount of $25,000,000, (iii) a line of credit provided by Textron Financial Corporation in the amount of $30,000,000, and (iv) all other indebtedness of UDF to any national or state chartered banking association or other institutional lender that is approved by us in writing.

8) Until July 31, 2006 the Company’s Advisor was UMTA. As of August 1, 2006, (now subject to an Advisory Agreement effective January 1, 2008) the Company entered into an Advisory Agreement with UMTHGS. Under the terms of the agreement, UMTHGS is paid a monthly trust administration fee.  The fee is calculated monthly depending on the Company’s annual distribution rate, ranging from 1/12th of 1% up to 1/12th of 2% of the amount of average invested assets per month.  During the three months ended June 30, 2008 and June 30, 2007, the net fees paid to the Company’s Advisors were approximately $273,000 and $188,000 respectively.  During the six months ended June 30, 2008 and June 30, 2007, the net fees paid to the Company’s Advisors were approximately $543,000 and $371,000, respectively.  Upon entering into the Advisory Agreement with UMTHGS, UMTHGS agreed to pay the Company $500,000 and assume the $377,000 due from the previous advisor over a period of 12 months. During 2007, approximately $300,000 of the consideration fee was received by the Company and netted against trust administration fees, while $200,000 of the assumed debt was paid in 2007.  Both the assumed debt and the agreed fee have been paid in full.

The agreement also provides for a subordinated incentive fee equal to 25% of the amount by which the Company’s net income for a year exceeds a 10% per annum non-compounded cumulative return on its adjusted contributions.  No incentive fee was paid during 2008 or 2007. In addition, for each year in which it receives a subordinated incentive fee, the Advisor will receive a 5-year option to purchase 10,000 shares of the Company at a price of $20.00 per share (not to exceed 50,000 shares). As of June 30, 2008, the Advisor has not received options to purchase shares under this arrangement.

The Advisor and its affiliates are also entitled to reimbursement of costs of goods, materials and services obtained from unaffiliated third parties for the Company’s benefit, except for note servicing and for travel and expenses incurred in connection with efforts to acquire investments for the Company or to dispose of any of its investments.  During the three months ended June 30, 2008 and June 30, 2007, the Company paid the Advisor approximately $19,000 and $19,000 respectively, as reimbursement for costs associated with providing shareholder relations activities.  During the six months ended June 30, 2008 and 2007, the Company paid the Advisor approximately $38,000 and $19,000, respectively, as reimbursement for costs associated with providing shareholder relations activities.

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

The Advisory Agreement also provides for the Company to pay to the Advisor a debt placement fee.  The Company may engage the Advisor, or an Affiliate of the Advisor, to negotiate lines of credit on behalf of the Company.  UMT shall pay a negotiated fee, not to exceed 1% of the amount of the line of credit secured, upon successful placement of the line of credit.

9) The Company pays loan servicing fees to PSC, a subsidiary of UMTH, under the terms of a Mortgage Servicing Agreement. During the three months ended June 30, 2008 and June 30, 2007, the Company paid loan servicing fees of approximately $2,000 and $3,000 respectively.  During the six months ended June 30, 2008 and June 30, 2007, the Company paid loan servicing fees of approximately $2,700, and $5,800  respectively.

10) RMC, a Texas based real estate finance company, is owned by Craig Pettit, who is a limited partner of UMTH.  The Company loaned money to RMC to make loans to its borrowers.  The loans were collaterally assigned to the Company as security for the promissory note between RMC and the Company.  There were no outstanding borrowings owed to the Company from RMC as of  June 30, 2008 and December 31, 2007.

11) REOPC was a Texas limited partnership owned by UMTH.  Its mission was to manage and sell REO properties, including the Company’s, for which it received a fee.  The Company loaned money to REOPC to acquire foreclosed properties from CRG and UMTHLC.  There were no unpaid principal balances owed to the Company as of June 30, 2008.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007

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

Material Trends Affecting Our Business

Nationally, the number of new single-family residential homes sold has been declining, and average and median sales prices have been falling.  The sales of new single-family residential homes in June 2008 were at a seasonally adjusted annual rate of 530,000 units, according to estimates released jointly by the U.S. Census Bureau and the Department of Housing and Urban Development.  This is approximately 33.2% below the June 2007 estimate of 793,000 units and 48% below the December 2006 estimate of 1,019,000.  According to the same sources, the average sales price of new houses sold in June 2008 was $298,600; the median sales price was $230,900. This is approximately 5.57% below the June 2007 average sales price of $316,200 and 4.17% above the December 2006 average sales price of $311,600. In addition, the median sales price is approximately 2.94% below and 6.48% below the June 2007 median sales price of $237,900 and the December 2006 median price of $246,900, respectively.  The seasonally adjusted estimate of new houses for sale at the end of June 2008 was 426,000, which represents a supply of 10.0 months at the June 2008 sales rate.  The seasonally adjusted estimate of new houses for sale at the end of June 2007 was 537,000, which represents a supply of 7.8 months at the June 2007 sales rate. We believe that this significant drop in the number of new houses for sale, year-over-year, by an estimated 111,000 units reflects the homebuilding industry's extensive efforts to bring the new housing market back to equilibrium by continuing to reduce new housing starts and selling existing new home inventory.  We further believe that housing inventories will continue to fall until they reach between 350,000 and 375,000 units in the first half of 2009, a point we believe will mark a tightened housing market.

According to the same sources, new single-family residential home permits and starts have also declined nationally, as a result and in anticipation of a rising supply of new single-family residential homes and a declining demand for new single-family residential homes.  Single-family homes authorized by building permits in June 2008 were at a rate of 613,000 units.  This is 39.8 % below and 48.09% below the June 2007 estimate of 1,019,000 units and the December 2006 estimate of 1,181,000, respectively.   Single-family home starts for June 2008 were at a rate of 647,000 units.  This is 43.8% below the June 2007 estimate of 1,151,000 units and 47.86 % below the December 2006 estimate of 1,241,000.

Housing markets generally remain difficult and generally are declining on a national basis with those declines and difficulties most pronounced in those markets that had experienced rapid growth, steep increases in property values and speculation, such as in California, Florida, Arizona and Nevada.  However, a few markets, such as Texas, are continuing to remain fairly healthy, though weakened from 2007, compared to what has been occurring nationally.  The table below illustrates the recent declines in home price appreciation nationally, as well as in California and Florida, while showing that Texas has not experienced such declines.

10 Year Home Price Appreciation
Source: Office of Federal Housing Enterprise Oversight

As of June 30, 2008, the great majority of our loans are secured by assets located in Texas.  While housing woes beleaguer the national economy, Texas housing markets have held up as some of the best in the country.  We believe the Texas markets have remained fairly healthy due to continued strong population and job growth, economies, housing affordability ratios, and  home building and development discipline on the part of home builders and developers operating in Texas markets. The National Association of Homebuilders estimates that the median new home prices for 2007 in the metropolitan areas of Austin, Houston, Dallas, San Antonio and Lubbock are $188,025, $204,895, $207,076, $160,764 and $97,199, respectively.  These amounts are below the December 2007 national median sales price of new homes sold of $219,500.  Using the Department of Housing and Urban Development’s estimated 2007 median family income for the respective metropolitan areas of Austin, Houston, Dallas, San Antonio and Lubbock, the median income earner in those areas has 1.32 times, 1.00 times, 1.08 times, 1.20 times and 1.80 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area.  Using the U.S. Census Bureau’s income data to project estimated median income for the United States for 2007 of $59,000 and the December 2007 national median sales prices of new homes sold of $219,500, we conclude that the national median income earner has 0.97 times the income required to qualify for a mortgage loan to purchase the median priced new home in the United States.  We further conclude that the aforementioned Texas metropolitan areas have new home housing affordability ratios that are 1.03 to 1.86 times the national new home housing affordability ratio.  The above housing affordability is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, assuming an annual mortgage insurance premium of 50 basis points for private mortgage insurance and a cost that includes estimated property taxes and insurance for the home.

The United States Department of Labor reports that as of June 2008, Texas led the nation with the largest job gains over the past twelve months with 245,000 new jobs created.  This is over 6.9 times greater than the number of jobs created during this period in the nation’s second largest state for job growth, Washington, and more than 7.4 times the jobs created during this period in the nation’s third largest state for job growth, Louisiana.  The United States Department of Labor reports that the largest over-the-year percentage increases in employment in the country’s large metropolitan areas were recorded in the four top metropolitan areas of Texas:  Austin-Round Rock (+1.8%), Houston-Sugar Land-Baytown, (+2.1%), San Antonio (+2.0%), and Dallas-Fort Worth-Arlington, (+2.0%). The Texas metropolitan areas of Austin, Houston, Dallas, San Antonio and Lubbock experienced, during the last twelve months, the creation of 13,900, 54,100, 57,800, 16,700 and 1,900 new jobs, respectively.

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

The Summer 2008 U.S. Market Risk Index, a study prepared by PMI Mortgage Insurance Co., the U.S. subsidiary of The PMI Group, Inc., which ranks the nation’s 50 largest metropolitan areas according to the likelihood that home prices will be lower in two years, reported that Texas cities lead the nation in home price stability.  The San Francisco-based company recently analyzed housing price trends in 50 U.S. metropolitan areas for its quarterly report, released July 1, 2008.  The index also considers the impact of foreclosure rates and excess housing supply and the consequential impact on home prices.  The study predicts there is less than a 1% chance that the Dallas/Fort Worth-area, Houston-area, San Antonio-area, and Austin-area home prices will fall during the next two years.  All Texas metropolitan areas included in the report are in the Top 12 least likely areas to experience a decline in home prices in two years of the nation’s 50 largest metropolitan areas.  Fort Worth-Arlington, Texas is the nation’s least likely metropolitan area included in the study to see a price decline in the next two years, Dallas-Plano-Irving, Texas is second-least likely, Houston-Sugar Land-Baytown, Texas is fourth-least likely, San Antonio, Texas is fifth-least likely and Austin, Texas is twelfth-least likely.

In sharp contrast to the conditions of other homebuilding markets in the country where unsold housing inventory remains a challenge, in Texas markets, new home sales are greater than new home starts, which indicates that home builders in Texas are focused on maintaining a balance of new home demand and new home supply.  Home builders and developers in Texas have remained disciplined on new home construction and project development.  New home starts have been declining year-on-year and are outpaced by new home sales in all of our Texas markets where such data is readily available.  Inventories of finished new homes and total new housing (finished vacant, under construction and model homes) remain at healthy and balanced levels in all four major Texas markets, Austin, Dallas-Fort Worth, Houston and San Antonio.  Each major Texas market is experiencing a rise of finished lot inventories as homebuilders continue to reduce the number of new home starts, with Houston, Austin and San Antonio reaching  slightly elevated above equilibrium levels of 24 to 26 months.  Though the number of finished lots has not changed much over the past two years, Dallas-Fort Worth has an estimated inventory of finished lots of approximately 46.8 months, which has been the result of a significant decline of new home starts. The Federal Reserve Bank Dallas has stated that although the Texas economy has weakened in the fourth quarter of 2007, the Texas economy “is still quite healthy and stronger than the national economy.”

Austin continues to be one of the strongest homebuilding markets in the country. Annual new home sales in Austin outpace starts 13,192 versus 11,897, with annual new home sales declining year-on-year by approximately 16%.  With the decline in housing starts, the Austin new homebuilding market has changed from an area with a very tight lot supply to a market that is now generally balanced. Finished housing inventory and total new housing inventory (finished vacant, under construction and model homes) remain at healthy and balanced levels of 2.4 months and 6.0 months, respectively.  The considered equilibrium levels for finished housing inventory and total new housing inventory is 2 to 2.5 months supply and 6.0 month supply, respectively.  Finished lot supplies have edged up to slightly elevated levels of 30.4 months.  A 24-28 month supply is considered equilibrium for finished lot supplies. With the discipline evident in Austin markets, we would expect to see a decline in finished lot inventories in coming quarters as new projects have been significantly reduced.  San Antonio is also a healthy homebuilding market.  Annual new home sales in San Antonio outpace starts 13,562 versus 10,227, with annual new home sales declining year-on-year by approximately 20.7%.  Finished housing inventory and total new housing inventory remain at very healthy levels with a 2.1 month supply and 5.5 month supply, respectively, each within or significantly below the considered equilibrium levels. Finished lot supplies have increased to 33.6 months.  Houston is also a healthy homebuilding market.  Annual new home sales in Houston outpace starts 37,323 versus 31,728, with annual new home sales declining year-on-year by approximately 19.1%.  Finished housing inventory and total new housing inventory have been increasing to a 2.6 month supply and 6.6 month supply, respectively, each slightly above the considered equilibrium level.  Finished lot supplies remain at slightly elevated levels of 28.0 months.  All numbers are as publicly released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information.

The Real Estate Center at Texas A&M University has reported that the sales of existing homes remain healthy in our Texas markets, as well, but the inventory levels are beginning to rise.  The number of months of home inventory for sale in Austin, San Antonio, Houston, Dallas, Fort Worth and Lubbock is 6.1 months, 7.6 months, 6.9 months, 6.9 months, 6.1 months, and 5.6 months, respectively.  A 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market.  As of June 2008, the number of existing homes sold year-to-date in (a) Austin is 12,072, down 18.5% year-on-year; (b) San Antonio is 10,188, down 17% year-on-year; (c) Houston is 34,370, down 13.3% year-on-year, (d) Dallas is 25,291, down 16.2% year-on-year, (e) Fort Worth is 4,983, down 15.3% year-on-year, and (f) Lubbock is 1,767, down 1.6% year-on-year.

The Office of Federal Housing Enterprise Oversight (“OFHEO”) reports that Texas had healthy existing home price appreciation between the first quarter of 2007 and the first quarter of 2008 of 4.69%.  That same report provides that existing home price appreciation between the first quarter of 2007 and the first quarter of 2008 for (a) Austin is 7.74%, (b) San Antonio is 3.47%, (c) Houston is 4.38%, (d) Dallas is 3.76%, (e) Fort Worth is 2.59%, and (f) Lubbock is 4.56%.  The OFHEO tracks average house price changes in repeat sales or refinancing of the same single-family properties utilizing conventional, conforming mortgage transactions.

In managing and understanding the markets and submarkets in which we purchase loans, we monitor the fundamentals of supply and demand.  We monitor the economic fundamentals in each of the markets in which we purchase loans, analyzing demographics, household formation, population growth, job growth, migration, immigration and housing affordability.  We also monitor movements in home prices and the presence of market disruption activity, such as investor or speculator activity that can create false demand and an oversupply of homes in a market.  Further, we study new home starts, new home closings, finished home inventories, finished lot inventories, existing home sales, existing home prices, foreclosures, absorption, prices with respect to new and existing home sales, finished lots and land, and the presence of sales incentives, discounts, or both, in a market.

The residential homebuilding industry is cyclical and is highly sensitive to changes in general economic conditions, such as levels of employment, consumer confidence and income, availability of financing for acquisition, construction and permanent mortgages, interest rate levels and demand for housing.  Sales of new homes are also affected by the condition of the resale market for used homes, including foreclosed homes.  Housing demand is, in general, adversely affected by increases in interest rates, housing costs and unemployment, by decreases in the availability of mortgage financing, and by a decrease in consumer confidence with can occur for numerous reasons including increases in energy costs, interest rates, housing costs and unemployment.

Outlook

We expect the difficulties and challenges to the housing and mortgage lending marketplace to continue over the next few years.  Those conditions could increase delinquencies and credit losses for us above those we have experienced on a historical basis.  However, we believe we have established appropriate reserves for such potential increased losses, and we anticipate that our assets will overall produce positive returns.  We believe that United Mortgage Trust has been active in monitoring the current crisis and in implementing various measures to manage our risk and protect our return on our investments by shifting our portfolio to investments that are less directly sensitive to the adverse market conditions and that produce higher yields and by aggressively liquidating non-performing loans.  Based on that assessment, we do not anticipate a significant disruption to our normal business.  The repayment of bank debt associated with management’s decision to reduce our investment in interim loans has resulted in a decrease in portfolio leverage and a corresponding decrease in portfolio yield.  Further, in accordance with management’s decision to discontinue the purchase of construction loans and aggressively liquidate assets securing construction loans purchased we have increased loss reserves which adversely impact current earnings.  Our advisor is negotiating with lenders to secure credit facilities to support the growth of our land development and lot banking loan portfolios.  The decreased earnings resulting from our portfolio shift and related use of leverage is an expected consequence and we believe we will realize improved portfolio performance in the long term as a result of these actions. Nevertheless, our assessments inherently involve predicting future events and we cannot be sure of the length or extent of the current sub-prime crisis and if it continues over an extended period of time, or if its severity increases, its impact on the economy as a whole and on the housing and mortgage lending market could cause us to suffer a higher level of delinquencies and losses than we are currently predicting and result in a material adverse impact on our business.

Loan Portfolio Overview

The deterioration in residential mortgage market, specifically the discontinuation of sub-prime and Alt – A products, referred to herein as the credit crisis, and the continued slow down in new home sales are directly and indirectly affecting the ability of our borrowers to sell the assets securing their loans, pay interest due us and repay the loans when due.  New and existing home financing solutions are being introduced by both the private and public sectors.  Housing inventories are slowly beginning to reduce to sustainable levels.  However, consumer confidence remains low.   Industry-wide lenders are reevaluating and restructuring credits affected by residential mortgage markets and the housing sales decline.  Overall recovery of the single family housing industry is likely to be prolonged.  We believe that a pragmatic and pro-active approach to managing our credits will allow us to maximize repayments and properly report asset values.  In consideration of the above, we are:

•
reducing our investment in interim loans dependent on sub-prime and Alt-A mortgage products for repayment of our loan.   We funded 90% fewer loans in the six-months ended June 30, 2008, compared to the same period in 2007.  Interim loan payoffs as a percentage of loans originated during the six-month periods in 2008 and 2007 were 56% and 88%, respectively.

•	accepting a secured note from UMTHLC for shortfalls from foreclosed properties to enable UMTHLC to efficiently manage past due and foreclosed accounts throughout the duration of the credit crisis.

•	increasing loss reserves for non-recourse interim and construction loans where full collection of the indebtedness is not assured.

•	re-evaluating collateral value on specific loans deemed to be affected by current mortgage and housing environments and reserving for unsecured deficiencies.

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

Mortgage Activity

The following table summarizes our investment portfolio activity for the three and six months ended June 30, 2008, and June 30, 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interim Mortgages (3)
Interims funded with affiliates	$576,000	$13,981,000	$3,931,000	$35,037,000
Interims funded with others	$388,000	$763,000	$679,000	$2,928,000

Number of loans funded with affiliates	-	174	44	448
Number of loans funded with others	-	-	-	5
Total number funded	-	174	44	453

Affiliate interims paid off	$381,000	$10,369,000	$496,000	$27,549,000
Other interims paid off	$813,000	$1,534,000	$1,637,000	$5,657,000

Number of affiliated interims paid off	28	203	31	408
Number of other interims paid off	24	17	33	54
Total number paid off	52	220	64	462

Average interim mortgage loan funded during year	n/a	$85,000	$105,000	84,000
Remaining term in months: less than	30	42	30	42
Yield on investments	13.04%	12.74%	13.27%	12.49%

Line of Credit, Affiliate
Draws funded	$1,777,000	-	$1,777,000	$1,750,000
Paid down	($1,777,000)	($3,409,000)	($6,527,000)	($4,109,000)
Term remaining	30	42	30	42
Yield on investments	13.96%	13.48%	13.87%	13.75%

Lot Banking Transactions (1)
Draws funded	$78,000	-	$ 1,940,000	-
Paid down	($314,000)	-	($605,000)	-
Original terms	2 years	-	2 years	-
Yield on investments	21.51%	-	12.47%	-

Residential Mortgages and Contracts for Deed
UPB of new loans acquired (3)	$204,000	$23,000	$814,000	$296,000
Number purchased from other sources	-	1	-	12

Number reclassified/refinanced/carried back when selling REO (2)	5	-	5	-
Aggregate principal balance	$204,000	$23,000	$814,000	$ 296,000
Average principal balance	-	$23,000	$163,000	$ 25,000
Remaining term in months	220	237	220	237
Current yield	7.17%	13.09%	12.11%	13.15%

(1) These transactions are included in Lines of Credit Receivable, Affiliate in the accompanying financial statements

(2) These loans were a result of the reclassification of interim mortgages, refinancing of contracts for deed or a note carried back from the sale of REO.  In the case of interim mortgages, we took direct assignment of three notes and one contract for deed that were in place on the underlying collateral of four interim mortgages. Two contracts for deed were refinanced and are now notes and deeds of trust. The balance of the activity represents secured 2nd lien notes secured by properties that were security for construction loans. Management encouraged one of the Company’s unaffiliated borrowers to refinance their maturing construction loans. In doing so, management agreed to subordinate the Company’s 1st lien to other institutions. In addition, the borrower was required to execute a 2nd lien note on the portion of UMT’s 1st lien that the other institution did not finance. Principal and interest payments are required monthly under the terms of the 2nd lien notes.
(3)  Includes addtional funding of existing loans.

The following table summarizes our mortgage portfolio as of June 30, 2008 and June 30, 2007:

	2008	2007
Interim Mortgages
Affiliates unpaid principal balance	$41,312,000	$ 69,886,000
Unpaid principal balance others	$5,074,000	$ 15,096,000
Total	$46,386,000	$ 84,982,000

Interim mortgages, foreclosed	$3,872,000	$ 380,000

Number of affiliate interim loans	200	901
Number of unaffiliated interim loans	60	188
	260	1,089

Average unpaid principal balance (2)	$178,000	$78,000
Remaining term in months: less than	12	12
Yield on investments	13.27%	12.80%

Line of Credit Receivable, Affiliate	$18,347,000	$ 30,697,000
Term remaining in months	18	30
Yield on investment	13.87%	13.75%

Lot Banking Transactions (1)	$3,322,000	--
Typical terms, in months	21	--
Yield on investment	12.47%	--

Recourse Obligations, Affiliates
Recourse obligations	$16,483,000	$14,267,000
Yield on investment	6.05%	9.94%

Residential mortgages and contracts for deed, foreclosed	$4,199,000	$250,000

Investment in Trust Receivable
Loans owned outright	63	64
Rental properties	-	1
Unpaid principal balance loans/properties owned outright	$2,229,000	$2,193,000
Securitized loans B piece balance	$3,045,000	$3,231,000
Term remaining in months	227	237
Yield on investments	12.11%	13.15%

(1)	These transactions are included in Lines of Credit, Affiliate in the accompanying financial statements.

(2)
The calculation of average unpaid principal balance is adjusted to reflect the number of additional interim loans associated with the Company’s subordinate investment in UMTHLC loans, whose loan balance is included in the outstanding affiliate unpaid principal balance above.

The following table illustrates the percentage of our portfolio dedicated to each loan category as of June 30, 2008 and June 30, 2007:

Asset Category:	2008	2007
Interim mortgages with affiliates	48%	51%
Interim mortgages with others	6%	11%
UDF lines of credit	21%	23%
Recourse obligations with affiliates	19%	11%
Trust receivables – loans owned outright	3%	2%
Trust receivables – securitized “B” piece	4%	2%

Results of Operations

Revenues for the three months ended June 30, 2008, were approximately $3,040,000 compared to approximately $4,313,000 for the comparable period in the prior year.  This decrease of approximately $1,273,000 was attributable primarily to decreases in the outstanding balances of interim mortgage loans including a pay down of approximately $19,000,000 of UMTH Lending Company interim mortgages in October 2007, pay downs of the UDF line of credit of approximately $7,000,000 in the quarter ended December 31, 2007 and approximately $4,750,000 in the quarter ended March 31, 2008 and a reduction in the interest rate on recourse obligations from 10% to 6% in October 2007.  Revenues for the six months ended June 30, 2008, were approximately $6,224,000, compared to approximately $8,829,000 for the comparable period in the prior year.  The decline was primarily attributable to the reduction in our interim loan portfolio, UDF line of credit and reduced interest rates on our recourse obligation notes as noted above.  Revenues from interim loans accounted for approximately 56% of revenues for the three months ended June 30, 2008 compared to 66% in the same period in the prior year.  Revenues from interim loans accounted for 57% of revenues for the six months ended June 30, 2008, compared to 62% in the same period in the prior year.  Our interim mortgage portfolio decreased primarily as a result of our affiliate obtaining third party financing from another lender in October 2007, proceeds from which were used to reduce our outstanding loan balance by approximately $19 million.  The remaining decline in our interim portfolio was a function of our intention to reduce our investment in interim construction loans and interim loans secured by modular and manufactured homes and related lots.  The affiliate recourse obligation notes were modified in October 2007, to accommodate the anticipated increases in principal balances throughout the remaining liquidation periods of the underlying assets, suspend principal payments through June 2009, and reduce the interest rate from 10% to 6%.

During the three months ended June 30, 2008 and June 30, 2007, approximately 27% and 26% of our revenues were derived from lines of credit and lot banking transactions,
(these secured loans for the acquisition and development of single-family home lots are referred to as “land development loans” and “lot banking transactions”).
  Approximately 25% and 26% of our revenues were derived from lines of credit and lot banking transactions during the six months ended June 30, 2008 and June 30, 2007, respectively.  At June 30, 2008, our investment in the lines of credit to our affiliate, UDF, and lot banking transactions was approximately $21.7 million.  This balance has declined from prior periods, but we anticipate our investment in land development and lot banking loans to increase during 2008, as we negotiate our new bank credit facility to accommodate land development loans as pledged collateral. We intend to use our line of credit to build this portion of our portfolio.

During the three months ended June 30, 2008 and June 30, 2007, approximately 8% and 7% of our revenues, respectively, were derived from secured promissory notes issued by affiliates as evidence of their accrued obligations to reimburse UMT for any defaulted loans that we acquire from them, which notes we refer to as “Recourse Obligations.”  During the six months ended June 30, 2008 and June 30, 2007, approximately 8% and 8% of our revenues, respectively, were derived from secured promissory notes issued by affiliates.  As noted above, the Recourse Obligations were modified during October 2007 to reflect current market conditions.  Such modifications included but were not limited to a reduction in the interest rate on these notes.

The Secured Notes require the originating company to make certain interest and principal payments, as defined by the agreements.  Further, these notes are liquidated by any distributions paid to the originating company with respect to the pledged Class C units of UMTH.  UMTH has guaranteed the obligations of CRG, SCMI and RAFC under the Secured Notes up to the maximum loan amounts defined in the respective notes.  The sub-prime credit crisis, as well as the decline in new home sales, have indirectly adversely affected the earnings of UMTH which, in turn, is expected to have an adverse effect on the distributions associated with the security pledged on the Recourse Obligations.  The Company monitors the value of the security pledged by the originating companies and will consider further modifications to the Recourse Obligations notes to allow UMTH to structure payments under the Recourse Obligations in relation to its earnings, as impacted by the mortgage market and new home sales environments.  Any such modifications would be very likely to result in a decline in the return being realized by the Company under the Recourse Obligation notes.

Operating Expenses for the three months ended June 30, 2008 and June 30, 2007 were approximately $1,855,000 and 1,308,000 respectively.  Operating expenses for the six months ended June 30, 2008 and 2007 were approximately $2,619,000 and $2,313,000, respectively.  These increases between periods were primarily due to the additional provision for loan loss expense of $1,000,000 recognized during the quarter ended June 30, 2008 due to management’s election to aggressively liquidate assets securing construction loans and management's assessment of the collectability of certain loans.  Other operating expenses decreased due to the lack of interest expense in the current year, as a result of the Company’s line of credit being paid in full at its maturity in November 2007.  Other fluctuations in operating expense line items are discussed below for the three and six month periods ended June 30, 2008:

Trust administration fees - $272,000 and $188,000 (a 45% increase) between the comparable three month periods ended June 30, 2008 and June 30, 2007, respectively.  $545,000 and $371,000 (a 47% increase) between the comparable six-month periods ended June 30, 2008 and June 30, 2007, respectively.  Upon execution of the Company’s advisory agreement in August 2006, the Advisor agreed to pay the Company $500,000 over a twelve-month period as consideration for obtaining the advisory services agreement.  This consideration was recorded as a reduction of trust administration fees when received.  The 2007 expense, as reported, is net of this consideration which was fully paid in July 2007.

General and administrative expenses - $326,000 and $288,000 (a 13% increase) between the comparable three month periods ended June 30, 2008 and June 30, 2007, respectively.  $560,000 and $491,000 (a 14% increase) between the comparable six-month periods ended June 30, 2008 and 2007, respectively. The increase was primarily due to service fees (approximately $6,000 per month) paid to an affiliate to perform investor relations functions on behalf of the Company.  This service agreement was entered into effective March 2007.  Accordingly, 2007 expenses, as reported, include only one month and four months respectively, of related expense.

Interest expense - $0 and $828,000 for the three month periods ended June 30, 2008 and June 30, 2007, respectively.  $0 and $1,238,000 for the six months ended June 30, 2008 and June 30, 2007, respectively.  As noted above, the Company’s line of credit matured during November 2007 and was paid in full.  The Company currently does not have any interest bearing debt outstanding.  Management is a currently negotiating with a bank to replace the line of credit with similar or more favorable terms.

         Provision for loan losses - We recorded a provision for loan losses for the three months ended June 30, 2008 and June 30, 2007 of $1,255,000 and $0 respectively.  For the six months ended June 30, 2008 and June 30, 2007, we recorded a provision for loan losses  of approximately $1,510,000 and $207,000 for respectively.  We realized loan losses of approximately $350,000 and $837,000 during the comparable six-month periods of 2008 and 2007, respectively.  Loss reserves are estimates of future losses based on historical default rates and estimated loss on sale of real estate owned.  The Company continually re-evaluates collateral value on specific loans deemed to be affected by current mortgage and housing environments and intends to establish reserves for any expected deficiencies that are not otherwise secured.  From inception through June 30, 2008, we have acquired approximately $715 million of loans.  We have recorded losses approximating 1.3% of those assets to date.  We anticipate loan losses to continue, primarily in our long-term and construction loan portfolio, and therefore continue to assess the adequacy of our loan loss reserve.

Net income was approximately $1,185,000 and $3,005,000 for the three months ended June 30, 2008 and June 30, 2007 respectively.  Net income was approximately $3,605,000 and $6,516,000 for the six months ended June 30, 2008 and June 30, 2007, respectively.  Earnings per share of beneficial interest for the three months ended June 30, 2008 and June 30, 2007 were $0.18 and $0.44 per share respectively.  Earnings per share of beneficial interest for the six months ended June, 2008 and June 30, 2007 were $0.55  $0.95 per share respectively.

Distributions, per share, to shareholders were $0.37 and $0.36 per share for the three months ended June 30, 2008 and June 30, 2007, respectively and $0.75 and $0.72 per share for the six months ended June 30, 2008 and June 30, 2007 respectively.

CAPITAL RESOURCES AND LIQUIDITY FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Our sources of funds for liquidity consist of our dividend reinvestment plan, repayments of principal on our loans made to purchase mortgage investments, and bank lines of credit.  The table below summarizes our liquidity sources for the six-month periods ended June 30, 2008 and June 30, 2007:

	2008	2007
Shares issued	61,694	62,047
Dividend reinvestment proceeds	$1,234,000	$1,242,000
Number of shares returned to treasury	164,189	131,873
Value of shares repurchased	$(3,191,000)	$(2,392,000)
Principal receipts:
Residential mortgages and contracts for deed	$429,000	$267,000
Interim loans	$2,133,000	$33,206,000
Net borrowings – bank line of credit	-	$1,004,000
Payments under line of credit, affiliate	$3,415,000	$2,359,000

We are not currently offering shares in the public markets except to existing shareholders through our dividend reinvestment plan. In July 2006, we registered an additional 1,000,000 shares to be offered through our dividend reinvestment plan.

Shares issued in the aggregate, as of June 30, 2008 and 2007 were 8,172,378 and 8,047,470, respectively. Shares retired to treasury through our share redemption plan in the aggregate were 1,624,957 and 1,199,853 through June 30, 2008 and 2007, respectively. Total shares outstanding were 6,547,421 and 6,847,617, respectively.  As of June 30, 2008, inception to date gross offering proceeds from all public offerings were approximately $163,248,000 and net proceeds after fees, marketing reallowance and commissions were approximately $144,919,000.

Through November 2007, the Company had a line of credit with a bank which was collateralized by certain interim mortgages, construction loans and land development loans.  Interest on the outstanding balance accrued at prime plus 0.5% per annum, and allowed for maximum borrowings up to $30 million.  This credit facility expired at its maturity date in November 2007 and was paid in full.  Management is currently negotiating with a lender for a new credit facility at similar or more favorable terms.  There is no assurance that we will be successful in negotiating a new credit facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In prior periods, we were exposed to interest rate changes primarily as a result of the method by which our bank credit facility is calculated at 1/2% over bank prime lending rate.  Management anticipates we will have similar interest rate exposure with our new credit facilities, when consummated, as it will most likely have a variable interest rate associated with it.

The Company had no long-term borrowings at June 30, 2008.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, consisting of the individual who serves as our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2008.  Based on such evaluation, management has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

An evaluation was conducted under the supervision of management, and with the participation of the Advisor’s management, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008. There has been no change in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company was a “non-accelerated filer” for the 2007 fiscal year.  Accordingly, the Company’s independent registered public accounting firm will be required to issue an initial audit report on the Company’s internal control over financial reporting for the 2008 fiscal year.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the second fiscal quarter of 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Month	Total number of shares repurchased	Average Purchase Price	Total number of shares purchased as part of a publicly announced plan	Total number of shares purchased outside of plan
January	30,516	$19.36	24,989	5,526
February	40,756	$19.62	36,331	4,426
March	15,194	$19.62	13,558	1,636
April	26,079	$19.26	20,613	5,466
May	26,018	$19.20	20,086	5,932
June	25,626	$19.55	22,329	3,297
Totals	164,189	$19.43	137,906	26,283

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

UNITED MORTGAGE TRUST

Date: August 14, 2008	By	/s/ Christine A. Griffin
President ,Chief Executive Officer and Chief Financial Officer