Form 10-K
period 2008-12-31
UNITED MORTGAGE TRUST
filed 2009-03-31
CIK 101390

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended
December 31, 2008.

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

1301 Municipal Way, Grapevine TX 76051
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
.

Large accelerated Filer[ ] Accelerated Filer[ ] Non-accelerated filer [ ] Smaller reporting company [ X ]

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

There is currently no established public market on which the Company’s common shares are traded. The aggregate market value of the registrant’s shares of beneficial interest held by non-affiliates of the registrant at June 30, 2008 computed by reference to the price at which the common equity was last sold was $130,948,411.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

As of March 31, 2009, 6,412,299 of the Registrant's Shares of Beneficial Interest were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference to the Registrant’s definitive proxy statement for the 2008 annual meeting of shareholders.

PART I

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, our ability to find suitable mortgage investments; the difficulties of the real estate industry generally in response to the “sub-prime crisis,” the “credit crisis,” the current difficulties in the housing and mortgage industries, the current  economic environment and changes in economic conditions and the requirement to maintain qualification as a real estate investment trust.  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore we cannot give assurance that such statements included in this Annual Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or by any other person that the results or conditions described in such statements or in our objectives and plans will be realized.  Readers should carefully review our financial statements and the notes thereto, as well as the risk factors described in Item 1A and in our other filings with the Securities and Exchange Commission.

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

Our principal investment objectives are to invest proceeds from our dividend reinvestment plan, financing proceeds, capital transaction proceeds and retained earnings in the following types of investments:  (i) first lien secured interim mortgage loans with initial terms of 12 months or less for the acquisition and renovation of single-family homes, which we refer to as “Interim Loans”; (ii) secured, subordinate line of credit to UMTH Lending Company, L.P. for origination of Interim Loans; (iii) lines of credit and secured loans for the acquisition and development of single-family home lots, referred to as “Land Development Loans”; (iv) lines of credit and loans secured by entitled and developed single-family lots, referred to as “Finished Lot Loans”; (v) lines of credit and loans secured by completed model homes, referred to as “Model Home Loans”; (vi) loans provided to entities that have recently filed for bankruptcy protection under Chapter 11 of the US bankruptcy code, secured by a priority lien over pre-bankruptcy secured creditors, referred to as “Debtor in Possession Loans”, (vii) lines of credit and loans, with terms of 18 months or less, secured by single family lots and homes constructed thereon, referred to as “Construction Loans; and (viii) first lien secured mortgage loans with terms of 12 to 360 months for the acquisition of single-family homes, referred to as “Residential Mortgages”.  We collectively refer the above listed loans as “Mortgage Investments”.  Additionally, our portfolio includes obligations of affiliates of our Advisor, which we refer to as “recourse loans.”

The typical terms for residential mortgages, contracts for deed and interim loans (collectively referred to as “mortgage investments”) are 360 months, 360 months and 12 months, respectively. The line of credit we have extended to United Development Funding, L.P. (“UDF”) has a five year term. Finished lot loans and builder model home loans are expected to have terms of 12 to 48 months.  The majority of  interim loans are covered by recourse agreements that obligate either a third party with respect to the performance of a purchased loan, or a borrower that has made a corresponding loan to another party (the "underlying borrower"), to repay the loan if the underlying borrower defaults. Our loans to UDF are secured by the pledge of all of UDF’s land development loans and equity participations, and are subordinated to its bank lines of credit. In addition, as an enhancement, in October 2006, United Development Funding III, L.P. (“UDF III”), a newly formed public limited partnership that is affiliated with UDF and with our Advisor, entered into a limited guaranty, effective as of September 1, 2006, for our benefit (the “UDF III Guarantee”). Pursuant to the UDF III Guarantee, UDF III guaranteed the repayment of up to $30 million under the Second Amended and Restated Secured Line of Credit Promissory Note between United Mortgage Trust and UDF.  The UDF III guarantee was released effective January 1, 2008.

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

Our principal executive offices are located at 1301 Municipal Way, Grapevine TX 76051, telephone (214) 237-9305 or (800) 955-7917, facsimile (214) 237-9304.

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
February 20, 2009

PRINCIPAL INVESTMENT OBJECTIVES

Our principal investment objectives are to invest proceeds from our dividend reinvestment plan, financing proceeds, capital transaction proceeds and retained earnings in five types of investments:

Our principal investment objectives are to invest proceeds from our dividend reinvestment plan, financing proceeds, capital transaction proceeds and retained earnings in following types of investments:

                  (i)          first lien secured interim mortgage loans with initial terms of 12 months or less for the acquisition and renovation of single-family homes, which we refer to as  “Interim  Loans”;
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

(iv)	lines of credit and loans secured by entitled and developed single-family lots, referred to as “Finished Lot Loans”; and,

(v)	lines of credit and loans secured by completed model homes, referred to as “Model Home Loans”; and,

(vi)
loans provided to entities that have recently filed for bankruptcy protection under Chapter 11 of the US bankruptcy code, secured by a priority lien over pre-bankruptcy secured creditors, referred to as “Debtor in Possession Loans” and,

(vii)	lines of credit and loans, with terms of 18 months or less, secured by single family lots and homes constructed thereon, referred to as “Construction Loans; and,

(viii)	first lien secured mortgage loans with terms of 12 to 360 months for the acquisition of single-family homes, referred to as “Residential Mortgages”

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

As of December 31, 2008, our portfolio was comprised of:

Asset Category:	Percentage of Mortgage Portfolio:
First lien secured interim mortgages 12 months or less and residential mortgages and contracts for deed	29.12%
Secured, subordinate LOC to UMTH Lending Co., L.P.	18.23%
Land development loans	47.13%
Finished lot loans	2.60%
Construction loans	2.93%

We no longer purchase Interim Loans that are secured by modular and manufactured homes.   We increased our investment in our affiliated line of credit to UMTH Lending Co., L.P., secured by Interim Loans, by approximately $8,000,000 in the first quarter of 2009.    We plan to invest in Residential Mortgages to facilitate the sale of homes securing our Interim Loans.  We plan to invest in Construction Loans for the construction of new single family homes.  We plan to continue to invest in Land Development Loans, Finished Lot Loans, and Model Home Loans because, 1) Land Development Loans and Finished Lot Loans have provided us with suitable collateral positions, well capitalized borrowers and attractive yields; and, 2) Model Home Loans and Construction Loans are expected to provide us with suitable collateral positions, well capitalized borrowers and attractive yields.  Model Home and Construction Loans are expected to produce higher yields commensurate with Land Development Loans, Finished Lot Loans and the Subordinate Line of Credit secured by Interim Loans.  As we phase out of non-affiliate Interim Loans we will increase the percentage of our portfolio invested in Land Development Loans, Finished Lot Loans, Model Home Loans, Debtor in Possession Loans, and Construction Loans, until market conditions indicate the need for an adjustment of the portfolio mix.

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

·	Subordinate Line of Credit Secured by Interim Loans will be secured by a second lien, insured by a title company, and is subject to the Loan-to-Value limitations set forth below.
·	Interim Loans purchased must be secured by a first lien that is insured by a title insurance company.
·	Model Home Loans and Construction Loans will be secured by a first lien that is insured by a title insurance company.
·	Residential Mortgages will be secured by a first lien that is insured by a title insurance company.
·	Credit Enhancements must be secured by first or second liens or pledges of partnership interests.
·	Debtor in Possession Loans will be secured by a priority lien over pre-bankruptcy secured creditors and a claim with super-priority over administrative expenses allowed by the bankruptcy court.

(2)	Rate and Fees.

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

(3)	Term and Amortization.

·	There is no minimum term for the loans we acquire.
·	Land Development Loans, Finished Lot Loans and Model Home Loans will generally have terms from 24 to 48 months.
·	Construction Loans will generally have terms of 12 to 18 months.
·	Interim Loans and Subordinate Interim Loans will generally have terms of 12 months or less.
·
Generally, Land Development Loans, Finished Lot Loans, Model Home Loans, Construction Loans and Interim Loans do not amortize.  They are interest only loans with the principal paid in full when the loans mature.

·	Residential Mortgages will generally have terms and amortizations from 180 to 360 months.
·	Debtor in Possession Loans will generally have terms and amortizations from 6 to 60 months.
·	Credit Enhancements will range from 12 to 48 months.

(4)	LTV, Investment-to-Value Ratio (“ITV”), Combined LTV Ratio (“CLTV”).

·
Land Development Loans, Finished Lot Loans, Residential Mortgages and Construction Loans:  Except as set forth below, loans purchased may not exceed an 85% ITV.  Except as set forth below, Land Development Loans, Finished Lot Loans, Residential Mortgages and Construction Loans will not exceed 85% of the value of the collateral securing the indebtedness (the LTV of the loan).  The purchase of, or investment in, subordinate liens secured loans or partnership interests securing loans will not exceed a CLTV of 85%, (subject to the exceptions listed below).  CLTV shall mean the sum of all indebtedness senior to us plus the sum of our investment or loan.

·
Model Home Loans:  LTV may not exceed 93% each loan, will be a part of a pool of model home collateral and will also be cross-collateralized.  All expenses associated with the model home are borne by the home builder.

·	Subordinated Interim Loans and Interim Loans: Loans will not exceed a 75% CLTV without approval by our Board of Trustees.
·	Debtor in Possession Loans will not exceed a 75% ITV.

(5)	Seasoning.

·	None of the types of loans we currently purchase, or intend to purchase, are subject to seasoning requirements.

(6)	Borrower, Loan and Property Information.

·
Land Development Loans, Finished Lot Loans, Model Homes Loans, Construction Loans, and Credit Enhancements:  Borrower, loan and property information will be in accordance with guidelines set forth by the originating entities, United Development Funding and UMTH Land Development, L. P., including economic feasibility studies, engineering due diligence reports, exit strategy analysis, and construction oversight requirements.  UMTH General Services, L.P. (“UMTHGS” or our “Advisor”), our Advisor, will periodically monitor compliance and changes to underwriting guidelines.

·
·Residential Mortgages:  Borrower, loan and property information will be in accordance with guidelines set forth by the originating entities, UMTH Lending Company, L. P.  UMTH General Services, L.P. (“UMTHGS” or our “Advisor”), our Advisor will periodically monitor compliance and changes to underwriting guidelines.

·
Interim Loans:  Loans shall be underwritten in accordance with the guidelines established by the originating company, UMTH Lending Company, L.P., including borrower and property information.  Our Advisor will periodically monitor compliance and changes to underwriting guidelines.

·
Debtor in Possession Loans will be reviewed and underwritten on a case by case basis by our Advisor, due to their unique characteristics.  Our Advisor will employ the services of outside consultants, when and if necessary, to effectively evaluate each opportunity.

7)	Appraisals.

·
Land Development Loans, Finished Lot Loans, Construction Loans, Residential Mortgages and Model Home Loans:  Appraisal must demonstrate that the LTV, ITV or CLTV is in compliance with the above referenced LTV, ITV and CLTV standards. Loans exceeding LTV, ITV and CLTV guidelines must note the criteria on which the exception was based.

·	Subordinate Interim Loans and Interim Loans: Appraisal must demonstrate that the CLTV or ITV is not more than 75% (subject to the exceptions set forth in 4 above).
·	Debtor in Possession loans will be underwritten on a case by case basis, given their unique characteristics and circumstances.
·	The appraisals must be performed by appraisers approved by our Advisor.

(8)	Credit.

·
Subordinate Interim Loans, Residential Mortgages and Interim Loans:  Minimum credit scores and corresponding down payment requirements will be in accordance with the guidelines set by the originating company (currently UMTH Lending Company, L.P.).   UMTHGS will periodically monitor compliance and changes to underwriting guidelines.

·
Land Development Loans, Finished Lot Loans, Model Home Loans, Construction Loans and Credit Enhancements:   Extensions of credit to borrowers will be determined in accordance with net worth and down payment requirements prescribed by the originating companies (currently United Development Funding and UMTH Land Development, L.P.).  UMTHGS as Advisor to UMT shall periodically monitor compliance and changes to underwriting guidelines.

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

(10)	Geographical Boundaries.

·	We may purchase Mortgage Investments and provide Credit Enhancements for real estate projects in any of the 48 contiguous United States.

(11)	Mortgagees' Title Insurance.

·	Each Mortgage Investment purchased must have a valid mortgagees' title insurance policy insuring our lien position in an amount not less than the outstanding principal balance of the loan.

12)	Guarantees, Recourse Agreements, and Mortgage Insurance.

·	Subordinate Interim Loans, Interim Loans and Residential Mortgages purchased shall contain personal guarantees of the borrower or principal of the borrower.
·	Subordinate Interim Loans and Interim Loans shall afford full recourse to the originating company.
·
·Land Development Loans, Finished Lot Loans, Model Home Loans, Construction Loans and Credit Enhancements shall have guarantees and collateral arrangements as determined by the originating companies (United Development Funding and UMTH Land Development, L.P).  Our Advisor shall review guarantees and recourse obligations.

·	Debtor in Possession loans shall be secured by a priority lien over pre-bankruptcy secured creditors.
·	Our Advisor shall review guarantees and recourse obligations.

(13)	Pricing.

·	Mortgage Investments will be purchased at no minimum percentage of the principal balance, but in no event in excess of the outstanding principal balance.
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

We may borrow funds to make distributions to our shareholders or to acquire additional Mortgage Investments.  Our ability to borrow funds is subject to certain limitations set forth in the Declaration of Trust, specifically, the Trust may not incur indebtedness in excess of 50% of the Net Asset Value of the Trust.

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

CHANGES IN INVESTMENT OBJECTIVES AND POLICIES

The investment restrictions contained in the Declaration of Trust may only be changed by amending the Declaration of Trust with the approval of the shareholders.  However, subject to those investment restrictions, the methods for implementing our investment policies may vary as new investment techniques are developed.  The Board of Trustees shall periodically, no less than annually review our investment policies and objectives and publish same in a public filing and direct mail communication to our shareholders.

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

Our operating results and the value of our mortgage investments, and consequently the value of your shares, are subject to the risk that if our mortgage investments do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to you will be adversely affected.  The following factors, among others, may adversely affect our results:

-	downturns in the national, regional and local economic climate;

-	competition from other real estate lenders;

-	local real estate market conditions, such as oversupply or reduction in demand for properties;

-	trends and developments in the homebuilding industry;

-
conditions in financial markets, including changes in interest rates, the availability and cost of financing, the fiscal and monetary policies of the United States government and the Board of Governors of the Federal Reserve System and international financial conditions;

-	unemployment rates;

-	increased operating costs, including, but not limited to, insurance expense, utilities, real estate taxes, state and local taxes;

-	civil disturbances, natural disasters, or terrorist acts or acts of war which may result in uninsured or underinsured losses; and

-	declines in the financial condition of our borrowers and our ability to collect on the loans we make to our borrowers.

Recent Developments in the Residential Sub-prime Mortgage Market Could Adversely Affect Our Results.

During 2008, the mortgage lending industry continued to experience significant instability due to, among other things, defaults on sub-prime and prime loans and a resulting decline in the market value of such loans. These developments were initially referred to as the “sub-prime crisis” but it became evident in 2008 that the crisis had progressed beyond “sub-prime” mortgages as the default rate on prime mortgages also increased.  The sub-prime crisis had become a credit crisis.   As part of the credit crisis, lenders, investors, regulators and other third parties questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers in recent years. This has led generally to reduced investor demand for mortgage loans and mortgage-backed securities, tightened credit requirements, reduced liquidity and increased credit risk premiums.

The deterioration in the housing market resulting from the credit crisis may have an adverse impact on our portfolio of mortgage investments because our interim loan borrowers rely on prospective home buyers who do not satisfy all of the income ratios, credit record criteria, loan-to-value ratios, seasoning, employment history and liquidity requirements of conventional mortgage financing.  These factors place the loans in the “non-conforming” category, meaning that they are not insured or guaranteed by a federally owned or guaranteed mortgage agency.  Accordingly, the risk of default by the borrower in those "non-conforming loans" is higher than the risk of default in loans made to persons who qualify for conventional mortgage financing.

We believe that the impact of these factors on our operations has been significant.  We have adopted active strategies to monitor and manage our credit risk and our portfolio of mortgage investments, such as reducing our investments in interim loans secured by conventionally built homes, with the objective of limiting to the extent possible adverse financial effects from the credit crisis. However, we have two loans in California, which is one of the states where the sub-prime crisis has been felt the most and conditions could change in Texas and in our other markets. Therefore, we can give no assurances that there will not be a marked increase in defaults under our interim loans accompanied by a rapid decline in real estate values that could have further material adverse effect upon our financial condition and operating results.

We may not be successful in managing credit risk, particularly as such risk is impacted by the credit crisis, which could adversely affect our results and our ability to pay distributions to our shareholders.

Despite our efforts to manage credit risk, there are many aspects of credit risk that we cannot control. In addition, the credit crisis has created new circumstances that increase the difficulty of predicting the credit risks to which we will be exposed and limiting future delinquencies, defaults, and losses. Our borrowers may default and we may experience delinquencies at a higher rate than we anticipate. Our underwriting reviews may not be effective. Our loan loss reserves may prove to be inadequate. The value of the homes collateralizing our mortgage investments may decline. We may have difficulty selling any homes that are repossessed which could delay or prevent us from recovering our investment. Changes in lending trends, consumer behavior, bankruptcy laws, tax laws, regulations impacting the mortgage industry, and other laws may exacerbate loan losses. Other changes or actions by judges or legislators regarding mortgage loans and contracts including the voiding of certain portions of these agreements may reduce our earnings, impair our ability to mitigate losses, or increase the probability and severity of losses. Our loss mitigation efforts will impact our operating costs and may not be effective in reducing our future credit losses.

Our dividend can fluctuate because it is based on earnings.

The dividend rate is fixed quarterly by our trustees, based on earnings projections. As such, the dividend rate may fluctuate up or down. Earnings are affected by various factors including use of leverage, cash on hand, current yield on investments, loan losses, general and administrative operating expenses and amount of non-income producing assets. We distributed in excess of earnings between 1999 and 2005 and in 2008. The amount of the excess constituted a return of capital.

A  portion of our investments are subject to a higher risk of default than conventional mortgage loans.

Most of our mortgage investments are “non-conforming” in that they are not insured by a federally owned or guaranteed mortgage agency. Also, a portion of our loans involve, directly or indirectly, borrowers who do not satisfy all of the income ratios, credit record criteria, loan-to-value ratios, employment histories and liquidity requirements of conventional mortgage financing.  Accordingly, the risk of default by the borrower in those "non-conforming loans" is higher than the risk of default in loans made to persons who qualify for conventional mortgage financing.   The three year average default rate for our residential mortgages and contracts for deed was approximately 6.0% and for our interim loans was approximately 2.0%.  The interim loan default rate increased in 2008 primarily due to the foreclosures of the RDC portfolio.

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

We have a  dependence upon the UDF line of credit which also concentrates our credit risk.

Our line of credit to UDF is currently $45 million, and, if fully funded, we generate a significant amount of our total earnings through that lending arrangement. The line of credit expires December 31, 2009. The large amount that we have committed to the UDF line of credit means that we face a concentrated credit risk with UDF so that, in the event of delinquencies or defaults by UDF, a significant portion of our total portfolio of mortgage investments could be adversely affected. In addition, if we are unable to renew the line of credit when it expires or to find an alternative lending arrangement either with UDF or other borrowers that will allow us to use an equivalent amount of our lending resources and that will generate an equivalent or better return to us, our earnings will be negatively impacted which may result in an adverse impact on our ability to make distributions to our shareholders.

Our loans to UDF are junior to other lenders and expose us to the risks of the homebuilding industry.

Our loans to UDF are secured by UDF’s interest in mortgages and equity participations that it has obtained to secure its loans to real estate developers. Some of those mortgages are junior mortgages. The developers obtain the money to repay the development loans by reselling the residential home lots to home builders or individuals who build single-family residences on the lots.  The developer’s ability to repay their loans is based primarily on the amount of money generated by the developer’s sale of its inventory of single-family residential lots. As a result, we are exposed to the risks of the homebuilding industry, which is undergoing a significant downturn due in large part to the credit crisis, the duration and ultimate severity of which are uncertain. Accordingly, continued or further deterioration of home building conditions or in the broader economic conditions of the homebuilding market could cause the number of homebuyers to decrease, which would increase the likelihood of defaults on the development loans and, consequently, increase the likelihood of a default on the UDF line of credit loan.   If this were to occur, we may face the inability to recover the outstanding loan balance on foreclosure of collateral securing our loans because our rights to this collateral will be junior to the rights of senior lenders and because of the potentially reduced value of the underlying properties.

We purchase mortgage investments from affiliates of our Advisor, which may present a conflict of interest from our Advisor.

We acquire many of our mortgage investments from affiliates of the Advisor.  Due to the affiliation between the Advisor and those entities and the fact that those entities may earn fees on the origination of mortgage investments sold to us, the Advisor has a conflict of interest in determining if mortgage investments should be purchased from affiliated or unaffiliated third parties.

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

A large percentage of the properties securing our mortgage investments are located in Texas, with approximately 38% in the Dallas/Fort Worth area. As a result, we have a greater susceptibility to the effects of an economic downturn in that area or from slowdowns in certain business segments that represent a significant part of that area’s overall economic activity such as energy, financial services and tourism.

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

We have engaged in two securitizations of our mortgage investments as a means of providing funding. In these transactions, we receive the proceeds from third party investors for securities issued from our securitization vehicles which are collateralized by transferred mortgage investments from our portfolio. As part of those securitizations we made certain representations and warranties concerning the portfolio of mortgage investments conveyed and we also guaranteed certain obligations. If, because of irregularities in the underlying loans, our representations and warranties are inaccurate, we may be obligated to repurchase the loans from the purchasing entities at principal value, which may exceed market value.

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

During 2006 our Board of Directors did not appoint an audit committee.  The Company did have an audit committee in 2008 and 2007.  Typically, an audit committee is responsible for reviewing and discussing with management a company's financial controls and accounting, audit and reporting activities.  A typical audit committee will also review the qualifications of the Company's independent registered public accounting firm, select the independent registered public accounting firm and recommend the ratification of the accounting firm to the board, review the scope, fees and results of any audit and review the non-audit services provided by the accounting firm.   An audit committee will also be responsible for approving any transactions between the Company and its directors, officers, or significant shareholders.  Failing to have a properly constituted audit committee could expose the Company to a greater risk of error or fraud in the compilation, analysis and reporting of the Company's financial results. In addition, having an audit committee is a requirement for a listing of the Company’s securities on a stock exchange.

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

ITEM 4. SUBMISSION OF MATTERS TO THE VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

SHARE REDEMPTION PLAN

There is currently no established public trading market for our shares.  As an alternative means of providing limited liquidity for our shareholders, we maintain a Share Redemption Plan, (“SRP”).  Under the terms of our plan that were effective during 2008, shareholders who have held the shares for at least one year are eligible to request that we repurchase their shares. In any consecutive 12 month period we may not repurchase more than 5% of the outstanding shares at the beginning of the 12 month period. The repurchase price was based on the value of our properties or a fixed pricing schedule, as determined by the trustees' business judgment based on our book value, operations to date and general market and economic conditions and may not, in any event, exceed any current public offering price. We have also purchased a limited number of shares outside of our SRP from shareholders with special hardship considerations.

Share repurchases have been at prices of $16.34 to $20.00 through our SRP. Shares repurchased for less than $20 per share were 1) shares held by shareholders for less than 12 months or 2) shares purchased outside of our Share Redemption Program.

The repurchase price of $20 was determined by our Board of Trustees based on their business judgment regarding the value of the shares with reference to our book value, our operations to date and general market and economic conditions.

The following table summarizes the share repurchases made by us in 2008:

Month	Total number of shares repurchased	Average Purchase Price	Total number of shares purchased as part of a publicly announced plan	Total number of shares purchased outside of plan
January	30,515	$19.36	24,989	5,526
February	40,757	$19.62	36,331	4,426
March	15,194	$19.62	13,558	1,636
April	26,079	$19.26	20,613	5,466
May	26,018	$19.20	20,086	5,932
June	25,626	$19.55	22,329	3,297
July	25,994	$19.18	19,975	6,019
August	26,139	$19.13	19,666	6,473
September	25,666	$19.16	20,140	5,526
October	27,133	$18.32	16,740	10,393
November	26,066	$19.18	19,998	6,068
December	26,067	$19.18	19,999	6,068
Totals	321,254	$19.23	254,424	66,830

On December 31, 2008, we had 6,436,569 shares outstanding compared to 6,649,916, and 6,917,443 shares outstanding at December 31, 2007 and 2006, respectively. The decrease in shares is the net between fewer DRP shares issued and more SRP shares repurchased. The shares were held by 2,244, 2,373, and 2,760 beneficial owners in 2008, 2007 and 2006, respectively. No single shareholder owned 5% or more of our outstanding shares.

On March 18, 2009, the Board approved certain modifications to the Company’s SRP and its Dividend Reinvestment Plan (“DRIP”), which modifications were disclosed in a Report on Form 8-K which we filed with the SEC on March 19, 2009. Pursuant to the requirements of the SRP and the DRIP, the Company sent its shareholders notice of amendment of the SRP and the DRIP, both to be effective on May 1, 2009. The modifications consist of the following:

Modifications to the Share Redemption Plan (SRP)

The redemption price shall be equal to the “Net Asset Value” (NAV) as of the end of the month prior to the month in which the redemption is made. The NAV will be established by our Board of Trustees no less frequently than each calendar quarter. For reference, at December 31, 2008 the NAV was $16.03 per share. Under the current SRP, the redemption price is $20.00 per share. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests. A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that that the request is made within 270 days after of the event giving rise to such exigent circumstances.  Previously, there was no hardship exemption. Shares will be redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter will be carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Previously, shares were redeemed monthly. Repurchases are subject to cash availability and Trustee discretion. Previously, the SRP provided that repurchases were subject to the availability of cash from the DRIP or the Company’s credit line.

Modifications to the Dividend Reinvestment Plan (DRIP)

Effective May 1, 2009, our DRIP share purchase price will be set at the NAV. Previously, the share purchase price was $20.00 per share.

Please refer to our Report on Form 8-K filed on March 19, 2009 for further information about the modifications to the SRP and DRIP.

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

Distributions to shareholders are generally subject to taxation as ordinary income, although a portion of those distributions may be designated by us as capital gain or may constitute a tax-free return of capital.  Although we do not intend to declare dividends that would result in a return of capital, we did so from 1997 through 2005 and in 2008. Any distribution to shareholders of income or capital assets from us is accompanied by a written statement disclosing the source of the funds distributed. If, at the time of distribution, this information is not available, a written explanation of the relevant circumstances accompanies the distribution and the written statement disclosing the source of the funds is distributed to the shareholders not later than 60 days after the close of the fiscal year in which the distribution was made. In addition, we annually furnish to each of our shareholders a statement setting forth distributions during the preceding year and their characterization as ordinary income, capital gains, or return of capital.

We began making distributions to our shareholders on September 29, 1997. Monthly distributions have continued each month thereafter. At year-end 2008 we had paid 136 consecutive monthly dividends. Distributions for the years ended December 31, 2008, 2007, and 2006 were made at a rate of 6.8% ($1.35), 7.4% ($1.47), and 7.0% ($1.40), respectively. The dividend portion of the distribution was 5.2% ($1.04), 7.4% ($1.47), and 7.0% ($1.40), per weighted share for 2008, 2007, and 2006, respectively. The portion of these distributions that did not represent a dividend represented a return of capital.

ITEM 6. SELECTED FINANCIAL DATA.

We present below selected financial information. We encourage you to read the financial statements and the notes accompanying the financial statements in this Annual Report. This information is not intended to be a replacement for the financial statements.

	Years ended December 31,
	2008	2007	2006	2005	2004
OPERATING DATA
Interest income from affiliate investments	$8,981,198	$14,001,947	$13,180,260	$11,242,004	$9,140,931
Interest income	2,186,413	2,830,897	4,030,871	3,771,731	4,748,517
Other income	5,071	-	-	-	-
Total revenues	11,172,682	16,832,844	17,211,131	15,013,735	13,889,448
Total expenses	4,389,897	6,024,927	7,102,911	5,767,501	4,423,440
Net income	6,782,785	10,807,917	10,108,220	9,246,234	9,466,008
Net income per share	$1.04	$1.59	$1.45	$1.32	$1.34
Weighted average shares outstanding	6,535,278	6,805,072	6,993,980	7,026,311	7,051,313

	Years ended December 31,
	2008	2007	2006	2005	2004
BALANCE SHEET DATA
Cash	$1,944,271	$1,597,883	$3,661,724	$5,548,421	$1,331,798
Investment in trusts receivable	5,336,550	5,428,453	5,473,508	5,815,712	17,749,231
Foreclosed residential mortgages and contracts for deed	781,153	274,064	359,517	874,602	867,591
Interim mortgages, affiliates	41,574,804	41,641,334	64,883,388	48,411,728	45,561,688
Interim mortgages	348,600	12,251,098	17,825,519	24,543,944	28,185,848
Interim mortgages foreclosed	5,877,554	234,155	776,643	1,805,340	2,025,830
Allowance for loan losses	(3,827,873)	(2,343,163)	(1,011,975)	(698,712)	(921,500)
Line-of-credit receivable, affiliates	47,889,473	25,083,216	33,056,189	30,317,037	28,721,639
Line-of-credit receivable, non-affiliates	4,677,860	-	-	-	-
Deficiency notes	6,980,510	1,725,754	-	-	-
Deficiency notes, affiliates	5,332,105	1,848,355	-	-	-
Recourse obligations, affiliates	16,578,484	16,035,790	11,975,234	9,264,233	-
Other assets	9,122,995	5,902,757	4,713,499	4,021,986	5,676,136
Total assets	142,616,486	109,679,696	141,713,246	129,904,291	129,198,261

Bank loan	-	-	27,976,642	13,808,080	12,030,000
Dividend payable	646,853	-	-	-	-
Participation payable, affiliates	38,321,843	-	-	-	-
Other liabilities	887,428	878,485	810,718	936,583	1,012,944
Total liabilities	39,856,124	878,485	28,787,360	14,744,663	13,042,944

Total shareholders' equity	102,760,362	108,801,211	112,925,886	115,159,628	116,155,317
Total liabilities and shareholders' equity	$142,616,486	$109,679,696	$141,713,246	$129,904,291	$129,198,261

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY.

GENERAL

We invest   (i) first lien secured interim mortgage loans with initial terms of 12 months or less for the acquisition and renovation of single-family homes, which we refer to as “Interim Loans”; (ii) secured, subordinate line of credit to UMTH Lending Company, L.P. for origination of Interim Loans; (iii) lines of credit and secured loans for the acquisition and development of single-family home lots, referred to as “Land Development Loans”; (iv) lines of credit and loans secured by entitled and developed single-family lots, referred to as “Finished Lot Loans”; (v) lines of credit and loans secured by completed model homes, referred to as “Model Home Loans”; (vi) loans provided to entities that have recently filed for bankruptcy protection under Chapter 11 of the US bankruptcy code, secured by a priority lien over pre-bankruptcy secured creditors, referred to as “Debtor in Possession Loans”, (vii) lines of credit and loans, with terms of 18 months or less, secured by single family lots and homes constructed thereon, referred to as “Construction Loans; and (viii) first lien secured mortgage loans with terms of 12 to 360 months for the acquisition of single-family homes, referred to as “Residential Mortgages”.  We collectively refer the above listed loans as “Mortgage Investments”.  Additionally, we our portfolio includes obligations of affiliates of our Advisor, which we refer to as “recourse loans.”

The typical terms for residential mortgages, contracts for deed and interim loans (collectively referred to as “mortgage investments”) are 360 months, 360 months and 12 months, respectively. The UDF line of credit has a five year term. Finished lot loans and builder model home loans are expected to have terms of 12 to 48 months. The majority of  interim loans are covered by recourse agreements that obligate either a third party with respect to the performance of a purchased loan, or obligate a borrower that has made a corresponding loan to another party (the "underlying borrower"), to repay the loan if the underlying borrower defaults.  Our loans to UDF are secured by the pledge of all of UDF’s land development loans and equity participations, and are subordinated to its bank lines of credit.  In addition, as an enhancement, in October 2006, UDF III, a newly formed public limited partnership that is affiliated with UDF and with our Advisor, entered into a limited guaranty effective as of September 1, 2006, for our benefit (the “UDF III Guarantee”).  Pursuant to the UDF III Guarantee, UDF III guaranteed the repayment of up to $30 million under the Second Amended and Restated Secured Line of Credit Promissory Note between United Mortgage Trust and UDF.  This guarantee was released in 2008 as a result of UDF’s increased net worth.

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

At the end of 2008, our mortgage portfolio totaled approximately $99,827,000. Approximately 29% of our income producing assets were first lien secured interim mortgages and residential mortgages and contracts for deed, approximately 18% were secured, subordinate LOC to UMTH Lending Co., L.P., approximately 47% were land development loans, approximately 3% were invested in finished lot loans and approximately 3% were invested in construction loans.  As noted above, our portfolio also includes obligations of affiliates of our Advisor, which we refer to as “recourse loans” and deficiency notes.

We no longer purchase Interim Loans that are secured by modular and manufactured homes.  We increased our investment in our affiliated line of credit to UMTH Lending Co., L.P., secured by Interim Loans, by approximately $8,000,000 in the first quarter of 2009.   We plan to invest in Residential Mortgages to facilitate the sale of homes securing our Interim Loans.  We plan to invest in Construction Loans for the construction of new single family homes.  We plan to continue to invest in Land Development Loans, Finished Lot Loans, and Model Home Loans because, 1) Land Development Loans and Finished Lot Loans have provided us with suitable collateral positions, well capitalized borrowers and attractive yields; and, 2) Model Home Loans and Construction Loans are expected to provide us with suitable collateral positions, well capitalized borrowers and attractive yields.  Model Home and Construction Loans are expected to produce higher yields commensurate with Land Development Loans, Finished Lot Loans and the Subordinate Line of Credit secured by Interim Loans.  As we phase out of non-affiliate Interim Loans we will increase the percentage of our portfolio invested in Land Development Loans, Finished Lot Loans. Model Home Loans, Debtor in Possession Loans, and Construction Loans, until market conditions indicate the need for an adjustment of the portfolio mix.

The following table summarizes mortgage loans by type and original loan size held by United Mortgage Trust at December 31, 2008.

Description	No. of Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face amount of Mortgage (1)	Carrying amount of Mortgage (2)	Past Due Amounts (3)
Single family residential 1st mortgages and interim loans (4):
Original balance > $100,000	16	10.0% - 14.0%	4/29/04 – 5/1/09	n/a	n/a	$437,224	$401,810	$14,031
Original balance $50,000 - $99,999	113	9.5% - 14.0%	11/19/04 – 3/1/38	n/a	n/a	2,235,199	2,054,157	66,950
Original balance $20,000 - $49,999	226	9.0% - 14.5%	2/23/03 – 6/1/36	n/a	n/a	2,853,697	2,622,558	88,750
Original balance under $20,000	15	10.0% - 14.5%	11/15/06 – 10/1/36	n/a	n/a	159,031	146,150	5,104

First Lien secured interim mortgages
Ready America Funding (5)	18	14.0%	2/23/03 – 5/1/36	n/a	n/a	17,971,103	16,515,515	1,600,234
Howe Note Consolidation (6)	1	6.0%	n/a	n/a	n/a	5,408,488	4,970,421	307,587

Secured, subordinate LOC to UMTH Lending Co., L.P. (5), (6)	173	13.5%	n/a	n/a	n/a	18,195,212	16,721,470	4,368,478

Land Development Loans
UDF III Economic Interest Participation	1	14.0%	12/31/09	n/a	n/a	42,539,103	42,539,103	54,170
UDF III Bear Creek Participation	1	12.0%	12/31/09	n/a	n/a	4,511,239	4,511,239	-

Finished Lot Loans	2	12.0 – 12.5%	8/31/09 – 3/3/10	n/a	n/a	2,596,032	2,596,032	91,126

Construction Loans	2	13.0%	10/28/09	n/a	n/a	2,920,959	2,920,959	-
Totals	568					$99,827,287	$95,999,414	$6,596,430

(1)	Current book value of loans.

(2)	Net of mortgage allowance for loan losses on mortgage loans of $3,827,873 at December 31, 2008.

(3)	Amounts greater than thirty (30) days past due.

(4)	Does not include Rental Foreclosure Properties (18).

(5)	Lines of credit with Ready America Funding and UMTH Lending Co., L.P. are collateralized by 18 and 173 loans, respectively

(6)	The Company has a first lien collateral position in these loans funded by the originator. The advances to the originator do not have specific maturity dates.

Below is a reconciliation and walk forward of mortgage loans, net of allowance for loan losses for the year ended December 31, 2008.

Balance at beginning of period	$82,060,938
Additions during period
New mortgage loans	60,592,738
Other (describe)	-

Deductions during period	-
Collections of principal	(30,004,444)
Foreclosures	(15,165,108)
Other (net change of Allowance)	(1,484,710)
Balance at close of period	$95,999,414

MATERIAL TRENDS

Housing Industry

The U.S. housing market has suffered declines in over the past three years, particularly in geographic areas that had experienced rapid growth, steep increases in property values and speculation.   We believe that the demand for new homes continued to deteriorate progressively throughout 2008 and accelerated with the cascading events in credit and equity markets in September and October.  Consumer confidence has sunk to historic lows.   Market conditions remain challenging as many potential home buyers appear to have postponed the purchase of new homes until signs that the economy and employment are improving, or at least are not continuing to deteriorate.  Our view is that the perspective of many potential home buyers has changed from “have home prices stabilized, and is this the right price at which to purchase a home?,” to “we will wait to purchase a home until such time as we are comfortable we are not going to lose our jobs.”

Material Trends Affecting Our Business

Nationally, the number of new single-family residential homes sold and average and median sales prices have been declining.  The sales of new single-family residential homes in December 2008 were at a seasonally adjusted annual rate of 331,000 units, according to estimates released jointly by the U.S. Census Bureau and the Department of Housing and Urban Development.  This is approximately 44.8% below the December 2007 estimate of 600,000.  According to the same sources, the average sales price of new houses sold in 2008 was $291,800; the median sales price was $230,600.  This is approximately 6.95% below the 2007 average new home sales price of $313,600.  In addition, the median sales price is approximately 6.98% below the 2007 median new home sales price of $247,900.  The seasonally adjusted estimate of new houses for sale at the end of December 2008 was 357,000, which represents a supply of 12.9 months at the December 2008 sales rate.  We believe that this significant drop in the number of new houses for sale, year-over-year, by an estimated 137,000 units reflects the homebuilding industry’s extensive efforts to bring the new home market back to equilibrium by continuing to reduce new housing starts and selling existing new home inventory.  We continue to believe that housing inventories will continue to fall until they reach between 350,000 and 375,000 units in the first half of 2009, a point we believe will mark a tightened housing market.  We further believe that new home inventories are at or close to equilibrium and that what is necessary to regain prosperity in housing markets is the return of healthy levels of demand.

Also, according to the sources identified above, new single-family residential home permits and starts have declined nationally, as a result and in anticipation of a rising supply of new single-family residential homes and a declining demand for new single-family residential homes.  Single-family homes authorized by building permits in December 2008 were at a seasonally adjusted annual rate of 363,000 units.  This is 49.2% below the December 2007 estimate of 714,000 units.   Single-family home starts for December 2008 were at a seasonally adjusted annual rate of 398,000 units.  This is 48.9% below the December 2007 estimate of 779,000 units.

Housing markets generally remain difficult and generally are declining on a national basis with those declines and difficulties most pronounced in those markets that had experienced rapid growth, steep increases in property values and speculation, such as in California, Florida, Arizona and Nevada.  However, a few markets, such as Texas, are continuing to remain fairly healthy, compared to what has been occurring nationally.  The table below illustrates the recent declines in home price appreciation nationally, as well as in California and Florida, while showing that Texas has not experienced such pronounced declines.

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

The OFHEO 4th Quarter 2008 all-transactions house price index reports that over the past twelve months, home prices have risen on average 2.09% in Texas while home prices have fallen nationally 8.20% in that same period.  Also, home prices in the states of Arizona, Florida, California and Nevada have fallen 15.18%, 19.51%, 20.51% and 21.78%, respectively, during that same period.  According to that same source, only 21 states have seen home prices increase over the past twelve months, while twenty-nine states and the District of Columbia have seen home prices fall.  The OFHEO reports that only 3 states, North Dakota, South Dakota and Texas have seen home prices rise by more than 2.0% over that period.  The OFHEO also reports that only four states, Arizona, Florida, Nevada and California have seen home prices fall by more than 15.0% over that period.

As of December 31, 2008, the great majority of our loans are secured by assets located in Texas.  While housing woes beleaguer the national economy, Texas housing markets have held up as some of the best in the country.  We believe the Texas markets have remained fairly healthy due to strong demographics, economies and housing affordability ratios.

According to numbers publicly released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information, the median new home prices for 2008 in the metropolitan areas of Austin, Houston, Dallas, and San Antonio are  $219,810, $205,878, $208,000, and $186,956, respectively.  These amounts are below the 2008 national median sales price of new homes sold of $230,600.  Using the Department of Housing and Urban Development’s estimated 2008 median family income for the respective metropolitan areas of Austin, Houston, Dallas, and San Antonio, the median income earner in those areas has 1.21 times, 1.14 times, 1.20 times, and 1.13 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area.  Using the U.S. Census Bureau’s income data to project estimated median income for the United States for 2008 of $61,458 and the 2008 national median sales prices of new homes sold of $230,600, we conclude that the national median income earner has 1.03 times the income required to qualify for a mortgage loan to purchase the median priced new home in the United States.  We further conclude that the aforementioned Texas metropolitan areas have new home housing affordability ratios that are 1.10 to 1.18 times the national new home housing affordability ratio.  These numbers reflect the increase in home affordability in housing markets outside of Texas over the past 24 months as new home prices in other housing markets outside of Texas generally have fallen.  The above housing affordability is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, assuming an annual mortgage insurance premium of 50 basis points for private mortgage insurance and a cost that includes estimated property taxes and insurance for the home.

Additional indicators that provide insight into the extent of new home affordability are the ratio of new home prices to median income and new home payments as a percentage of income.  Historically, the ratio of new home prices to median income in stable markets is between 3 and 4, and the average monthly income to service a conforming mortgage has been between 19% and 25%, and 29% and 37% for the first time home purchase.    Both nationally and within the four major Texas markets, new prices are affordable by each of these historical measures.

The Winter 2009 U.S. Market Risk Index, a study prepared by PMI Mortgage Insurance Co., the U.S. subsidiary of The PMI Group, Inc., which ranks the nation’s 50 largest metropolitan areas according to the likelihood that home prices will be lower in two years, reported that Texas cities lead the nation in home price stability.  The San Francisco-based company recently analyzed housing price trends in its quarterly report, released January 14, 2009.  The index also considers the impact of foreclosure rates and excess housing supply and the consequential impact on home prices.  The study predicts there is less than a 1% chance that the Dallas/Fort Worth-area, Houston-area, San Antonio-area and Austin-area home prices will fall during the next two years.  All Texas metropolitan areas included in the report are in the Top 12 least likely areas to experience a decline in home prices in two years, of the nation’s 50 largest metropolitan areas.  Dallas-Plano-Irving, Texas is the nation’s least likely metropolitan area included in the study to see a price decline in the next two years, Fort Worth-Arlington, Texas is second-least likely, Houston-Sugar Land-Baytown, Texas is third-least likely, San Antonio, Texas is fifth-least likely and Austin, Texas is twelfth-least likely.

We also believe that changes in population and employment greatly affect new home demand.  The United States Census Bureau reported in its 2008 Estimate of Population Change July 1, 2007 to July 1, 2008 that Texas led the country in population growth during that period.  The estimate concluded that Texas grew by 483,542 people, or 2.00%, a number which was 1.28 times greater than the next closest state in terms of raw population growth, California, and more than 2.67 times the second closest state in terms of raw population growth, North Carolina.  According to the same source, Texas also led the country in population growth during the period July 1, 2006 to July 1, 2007 with an estimated population growth of 496,751 people, or 2.12%.

The United States Census Bureau also reported  that Texas had the largest number of counties of any state, 19, among the 100 fastest-growing counties in the nation.  Texas had the largest number of counties that added the largest number of residents between July 1, 2007 and July 1, 2008, 6 of the top 15 counties were in Texas (Harris (Houston), Tarrant (Fort Worth), Bexar (San Antonio), Collin (North Dallas), Dallas (Dallas) and Travis (Austin).  On March 19, 2009, the United States Census Bureau reported that Texas’ five major cities – Austin, Houston, San Antonio, Dallas and Fort Worth – were among the top ten in the nation for population growth from 2007 to 2008 for metropolitan statistical areas with a population estimate exceeding 1 million.  Dallas-Fort Worth-Arlington led the nation in numerical population growth with an estimated population increase of 146,532, with Dallas-Plano-Irving being an estimated increase of 97,036 and Fort Worth-Arlington being an estimated increase of 49,496.  Houston-Sugarland-Baytown was second in the nation in numerical population growth with an estimated increase of 130,185.  Austin-Round Rock had an estimated population growth of 60,012 and San Antonio had an estimated population growth of 46,524 over this same period.  The percentage increase in population for these major Texas cities ranged from 2.34% to 3.77%.

    The United States Department of Labor reports that as of December 2008, Texas led the nation with the largest job gains over the past twelve months with 154,700 new jobs created.  This is over 10.05 times greater than the number of jobs created during this period in the nation’s second largest state for job growth, Oklahoma, and more than 18.20 times the jobs created during this period in the nation’s third largest state for job growth, Louisiana.  The United States Department of Labor reports that nationally, the United States lost approximately 2,956,000 jobs over that same period.  The Texas metropolitan areas of Austin, Houston, Dallas, San Antonio and Lubbock experienced, during the last twelve months, the creation of 9,600, 57,300, 43,300, 14,900 and 1,500 new jobs, respectively. The largest over-the-year employment increase was recorded in Houston-Sugar Land-Baytown, Texas, followed by Dallas-Fort Worth Arlington, Texas, and San Antonio, Texas.  Austin-Round Rock, Texas had the 5th largest over-the-year employment increase.  The United States Department of Labor reports that the over-the-year percentage increases in employment in the country’s large metropolitan areas were recorded in the four top metropolitan areas of Texas:  Austin-Round Rock (+1.2%), Houston-Sugar Land-Baytown, (+2.2%), San Antonio (+1.8%), and Dallas-Fort Worth-Arlington, (+1.4%).

The United States Department of Labor reports that as of December 2008, the unemployment rate for Texas in December 2008 was 6.0%, up from 4.2% in December 2007.  The national unemployment rate in December 2008 was 7.2%, up from 4.9% a year earlier.   The unemployment rate for Austin-Round Rock, Texas in December 2008 was 5.2%, up from 3.6% in December 2007;  Dallas-Fort Worth-Arlington, Texas was 5.5%, up from 4.4%; Houston-Sugar Land-Baytown, Texas was 5.5%, up from 4.4%;  Lubbock, Texas was 3.8%, up from 3.3%; and San Antonio, Texas was 5.3%, up from 4.0%.

Due to the extent of the national and global recession , we belieive that the Texas economy will slow in 2009 and that it is likely that Texas will suffer a net loss of jobs in 2009.  The National Bureau of Economic Research has concluded that the U.S. economy entered into a recession in December 2007, ending an economic expansion that began in November 2001.   We believe that the recent transition from significant month over month and year over year job gains in Texas, to month over month job losses indicates that the Texas economy slowed significantly in the fourth quarter of 2008 and also is at risk of recession.  We further believe that the Texas economy will continue to outperform the national economy.  According to the Texas Workforce Commission, Texas tends to enter into recessions after the national economy has entered a recession and tends to lead among states in the economic recovery.

In sharp contrast to the conditions of other homebuilding markets in the country where unsold housing inventory remains a challenge, in Texas markets, new home sales are greater than new home starts, which indicates that home builders in Texas are focused on maintaining a balance of new home demand and new home supply.  Home builders and developers in Texas have remained disciplined on new home construction and project development.  New home starts have been declining year-on-year and are outpaced by new home sales in all of our Texas markets where such data is readily available.  Inventories of finished new homes and total new housing (finished vacant, under construction and model homes) remain at healthy and balanced levels in all four major Texas markets, Austin, Dallas-Fort Worth, Houston and San Antonio.  Each major Texas market is experiencing a rise of finished lot inventories as homebuilders continue to reduce the number of new home starts, with Houston, San Antonio and Austin reaching slightly elevated levels of 30-36 months.  A 24-28 month supply is considered equilibrium for finished lot supplies.  Though the absolute number of finished lots has not changed significantly for several years, Dallas-Fort Worth has an estimated inventory of finished lots of approximately 52.8 months which has been the result of a significant decline of new home starts.

Austin continues to be one of the strongest homebuilding markets in the country. Annual new home sales in Austin outpace starts 10,936 versus 8,988, with annual new home sales declining year-on-year by approximately 26%.  With the decline in housing starts, the Austin new homebuilding market has changed from an area with a very tight lot supply to a market that is now generally balanced.  Finished housing inventory and total new housing inventory (finished vacant, under construction and model homes) remain at healthy and balanced levels of 2.94 months and under 6.0 months, respectively.  The considered equilibrium levels for finished housing inventory and total new housing inventory are a 2 to 2.5 month supply and a 6.0 month supply, respectively.  Finished lot supplies have edged up to slightly elevated levels of 41.8 months. San Antonio is also a healthy homebuilding market.  Annual new home sales in San Antonio outpace starts 10,778 versus 8,838, with annual new home sales declining year-on-year by approximately 31%.  Finished housing inventory and total new housing inventory remain at healthy levels with a 2.6 month supply and 5.7 month supply, respectively, each within or below the considered equilibrium levels.  Finished lot supplies have increased to 54.0 months.  Houston is also a healthy homebuilding market.  Annual new home sales in Houston outpace starts 31,284 versus 26,223, with annual new home sales declining year-on-year by approximately 26.8%.  Finished housing inventory and total new housing inventory have been increasing to a 3.1 month supply and 7.5 month supply, respectively, each slightly above the considered equilibrium level.  Finished lot supplies remain at slightly elevated levels of 33.2 months.  Dallas-Fort Worth is also a healthy homebuilding market.  Annual new home sales in Dallas-Fort Worth outpace starts 25,273 versus 19,512, with annual new home sales declining year-on-year by approximately 34.0%.  Finished housing inventory and total new housing inventory have been increasing to a 3.4 month supply and 6.3 month supply, respectively, each slightly above the considered equilibrium level.  Finished lot supplies remain at elevated levels of 52.8 months.  All numbers are as publicly released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information. The Real Estate Center at Texas A&M University has reported that the sales of existing homes remain healthy in our Texas markets, as well, but the year-over- year sales pace has fallen between 15 and 20% in each of the four largest Texas markets though the months supply of  inventory levels generally have fallen.  The number of months of home inventory for sale in Austin, San Antonio, Houston, Dallas, Fort Worth and Lubbock is 5.5 months, 7.6 months, 6.5 months, 6.2 months, 5.9 months, and 5.4 months, respectively.  A 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market.  As of December 2008, the number of existing homes sold year-to-date in (a) Austin is 22,393, down 20.1% year-on-year; (b) San Antonio is 19,313, down 19.4% year-on-year; (c) Houston is 65,072, down 16.2% year-on-year, (d) Dallas is 50,477, down 15.4% year-on-year, (e) Fort Worth is 9,679, down 16.1% year-on-year, and (f) Lubbock is 3,245, down 6.9% year-on-year.

The OFHEO reports that Texas had healthy existing home price appreciation between the fourth quarter of 2007 and the fourth quarter of 2008 of 2.09%.  That same report provides that existing home price appreciation between the fourth quarter of 2007 and the fourth quarter of 2008 for (a) Austin is 4.44%, (b) Houston is 3.72%, (c) Dallas is 1.86%, (d) Fort Worth is 1.21%, and (e) Lubbock is 4.55%.  The city of San Antonio experienced a fourth quarter year-over-year price decline of 1.62%.  The OFHEO tracks average house price changes in repeat sales or refinancings of the same single-family properties utilizing conventional, conforming mortgage transactions.

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

The residential homebuilding industry is cyclical and is highly sensitive to changes in general economic conditions, such as levels of employment, consumer confidence and income, availability of financing for acquisition, construction and permanent mortgages, interest rate levels and demand for housing.  Sales of new homes are also affected by the condition of the resale market for used homes, including foreclosed homes.  Housing demand is, in general, adversely affected by increases in interest rates, housing costs and unemployment, by decreases in the availability of mortgage financing, and by a decrease in consumer confidence, which can occur for numerous reasons including increases in energy costs, interest rates, housing costs and unemployment.

Outlook

We expect the difficulties and challenges to the housing and mortgage lending marketplace to continue over the next few years. Those conditions could increase delinquencies and credit losses for us above those we have experienced on a historical basis.  However, we believe we have established appropriate reserves for such potential increased losses, and we anticipate that our assets will overall produce positive returns. We believe that United Mortgage Trust has been active in monitoring the current crisis and in implementing various measures to manage our risk and protect our return on our investments by shifting our portfolio to investments that are less directly sensitive to the adverse market conditions and that produce higher yields and by aggressively liquidating non-performing loans.  Based on that assessment, we do not anticipate a significant disruption to our normal business operations or on our ability to continue making distributions to our.  Nevertheless, our assessments inherently involve predicting future events and we cannot be sure of the length or extent of the current credit crisis and if it continues over an extended period of time, or if its severity increases, its impact on the economy as a whole and on the housing and mortgage lending market could cause us to suffer a higher level of delinquencies and losses than we are currently predicting and result in a material adverse impact on our business.

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

RECOURSE OBLIGATIONS

 Prior to July 1, 2003, we made loans with recourse to (1) Capital Reserve Group, Inc. (“CRG”), which is owned by Todd Etter and William Lowe, (2) Ready America Funding Corp. (“RAFC”), which is owned by South Central Mortgage Inc. (“SCMI”), which is owned by Todd Etter and by Eastern Intercorp, Inc., a company owned by Craig Pettit, and (3) SCMI, (we refer to these three companies as the "originating companies"), each of which has used the funds to originate underlying loans that are pledged to us as security for such originating company's obligations to us under the recourse obligations of affiliates.  In addition to the originating companies discussed above, the Company made loans with recourse to Wonder Funding; LP (“Wonder”); a Delaware limited partnership that is owned by Ready Mortgage Corp. (“RMC”).  RMC is beneficially owned by Craig Pettit.

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

Name	Initial principal amount	Balance at December 31, 2008	Promissory Note principal amount (2)	Units pledged as security	C Units distributed during 2008	Units remaining	Nominal Collateral Value (3)
CRG	$2,725,442	$4,491,558	$4,300,000	4,984 Class C and 2,710 Class D	205	3,752 Class C and 2,710 Class D	$3,752,000
RAFC	$3,243,369	$6,643,111	$7,100,000	11,165Class C, 6,659 Class D & 1,066 Class EIA	290	9,530 Class C, 6,659 Class D & and 1,066 EIA	$9,530,000 1,066,000
SCMI	$3,295,422	$3,485,326	$3,488,643	4,545 Class C and 3,000 Class D	158	3,077 Class C and 3,000 Class D	$3,077,000
RAF / Wonder(1)	$1,348,464	$1,958,489	$1,400,000	1,657 Class C	-	1,657 Class C	$1,657,000
Wonder Indemnification (1)	n/a	n/a	n/a	$1,134,000	$77,000	n/a	$942,000
Totals	$10,612,697	$16,578,484	$16,288,643				$20,024,000

(1)
Wonder is collateralized by an indemnification agreement from RMC in the amount of $1,134,000, which includes the pledge of 3,870 C Units.  2,213 of the pledged C Units also cross-collateralize the RAFC obligation.

(2)
The CRG and Wonder balances at December 31, 2008 exceeded the stated principal amount per their variable Secured Notes by approximately $192,000 and $558,000, respectively.  Per the terms of the Secured Notes, the unpaid principal balance may be greater or less than the initial principal amount of the note and is not considered an event of default.  The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the Unpaid Principal Balance (“UPB”) that we originally anticipated and outpaced the minimum principal reductions scheduled for the loans.

(3)
Nominal collateral value does not reflect pledge of D units of limited partnership interest of UMTH held by WLL, Ltd., RAFC and KLA, Ltd.  UMTH D units represent equity interests in UMT Holdings, LP.  Pledge of the UMTH D units entitles the beneficiary to a pro-rata share of UMTH partnership D unit cash distributions.

Through September 2007, the Secured Notes incurred interest at a rate of 10% per annum. The CRG, RAFC and RAF/Wonder Secured Notes amortize over 15 years. The SCMI Secured Note amortizes over approximately 22 years, which was the initial amortization of the deficiency notes from SCMI that were consolidated. The Secured Notes required the originating company to make monthly payments equal to the greater of (1) principal and interest amortized over 180 months and 264 months, respectively, or 2) the amount of any distributions paid to the originating company with respect to the pledged Class C and EIA units.  Effective, October, 2007, the recourse loans were modified to accommodate the anticipated increases in principal balances throughout the remaining liquidation periods of the underlying assets, suspend the principal component of the amortized loans for the period of July 2007 through June 2009, and reduce the interest rate from 10% to 6%.

The Secured Notes have also been guaranteed by the following entities under the arrangements described below, all of which are dated effective December 31, 2005:

-	UMT Holdings. This guaranty is limited to a maximum of $10,582,336 of all amounts due under the Secured Notes.
-
WLL, Ltd., an affiliate of CRG. This guaranty is of all amounts due under Secured Note from CRG, is non-recourse and is secured by an assignment of 2,492 Class C Units and 1,355 Class D units of limited partnership interest of UMT Holdings held by WLL, Ltd.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

Residential Mortgages, Contracts for Deed, Interim Mortgages and Foreclosed Properties.

As of December 31, 2008, our residential mortgage portfolio, including foreclosed properties, consisted of 323 residential mortgages (including loans in a securitization), 3 contracts for deed, 18 rental properties, 16 vacant properties and 201 interim loans. The portfolio had an unpaid principal balance (“UPB”) of approximately $50,091,000.  The average loan in the portfolio had a current annual yield of 13.35%, an investment-to-value ratio of 65.44%, an average UPB of $89,000, and a remaining term of 209 months for residential mortgages and contracts for deed. Interim loans have terms of 12 months or less, depending on the collateral securing the interim mortgage and the borrower. The more extensive the rehabilitation work on the property or the construction requirements, the longer the term of the loan. The average construction loan has a term of nine months; the average rehabilitation loan has a term of six months.

As of December 31, 2007, our mortgage portfolio consisted of 338 residential mortgages (including loans in a securitization), 4 contracts for deed, 1 rental property, 11 vacant properties and 402 interim loans. The portfolio had an unpaid principal balance (“UPB”) of approximately $57,486,000. The average loan in the portfolio had a current annual yield of 12.48%, an investment-to-value ratio of 66.50%, an average UPB of $76,000, and a remaining term of 243 months for residential mortgages and contracts for deed. Interim loans have terms of 12 months or less, depending on the collateral securing the interim mortgage and the borrower. The more extensive the rehabilitation work on the property or the construction requirements, the longer the term of the loan. The average construction loan has a term of nine months; the average rehabilitation loan has a term of six months.

As of December 31, 2006, our mortgage portfolio consisted of 362 residential mortgages (including loans in a securitization), 4 contracts for deed, 1 rental property, 34 vacant properties and 1,090 interim loans. The portfolio had an unpaid principal balance (“UPB”) of approximately $88,307,000. The average loan in the portfolio had a current annual yield of 13.57%, an investment-to-value ratio of 59.43%, an average UPB of $59,000, and a remaining term of 245 months for residential mortgages and contracts for deed. Interim loans have terms of 12 months or less, depending on the collateral securing the interim mortgage and the borrower. The more extensive the rehabilitation work on the property or the construction requirements, the longer the term of the loan. The average construction loan has a term of nine months; the average rehabilitation loan has a term of six months.

RESIDENTIAL MORTGAGE PORTFOLIO TABLE As of December 31,
	2008	2007	2006
Residential mortgages owned outright	67	59	53
Contracts for deed owned outright	3	4	4
Rental properties	18	1	1
Loans remaining in first securitization	136	150	169
Loans remaining in second securitization	120	129	140
Vacant properties	16	11	34
Interim mortgages	201	402	1,090
Unpaid principal balance	$50,091,000	$57,486,000	$88,307,000
Annual yield	13.35%	12.48%	13.57%
Investment-to-value ratio	65.44%	66.50%	59.43%
Average Loan UPB	$89,000	$76,000	$59,000

Line of Credit, Affiliate – Land Development Loans.

On June 20, 2006, we entered into a Second Amended and Restated Secured Line of Credit Promissory Note (the "Amendment") with United Development Funding ("UDF"); a Nevada limited partnership that is affiliated with our Advisor, UMTHGS.  The Amendment increases to $45 million an existing revolving line of credit facility ("Loan"). The Loan matures on December 31, 2009.  The purpose of the Loan is to finance UDF's loans to, and investments in, real estate development projects.

The Loan is secured by the pledge of all of UDF's land development loans and equity investments and is subordinated to certain UDF bank loans and line of credit.  Those UDF loans may be first lien loans or subordinate loans.

Through 2007, the Loan interest rate was the lower of 15% or the highest rate allowed by law, further adjusted with the addition of a credit enhancement (see below) to a minimum of 14%.

 UDF may use the Loan proceeds to finance indebtedness associated with the acquisition of any assets to seek income that qualifies under the Real Estate Investment Trust provisions of the Internal Revenue Code to the extent such indebtedness, including indebtedness financed by funds advanced under the Loan and indebtedness financed by funds advanced from any other source, including Senior Debt, is no more than 85% of 80% (68%) of the appraised value of all subordinate loans and equity interests for land development and/or land acquisition owned by UDF and 75% for first lien secured loans for land development and/or acquisitions owned by UDF. In addition, as an enhancement, in October 2006, UDF III entered into a limited guaranty effective as of September 1, 2006 for our benefit (the “UDF III Guarantee”). Pursuant to the UDF III Guarantee, UDF III guaranteed the repayment of an amount up to $30 million with respect to that certain Second Amended and Restated Secured Line of Credit Promissory Note between United Mortgage Trust and UDF I.  The UDF III Guarantee was released effective January 1, 2008, as a result of UDF’s increased net worth.

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

The lending facility to UDF represents the continuing evolution of the Company's investment policy away from its original investment objective of long term residential mortgages to a portfolio which consists primarily of the increase in the Loan to UDF, an affiliate of our Advisor, lot banking and model home loans.  The Company's Trustees believe that the interest rate environment, increasing default rates, which have resulted in lower yields from traditional residential mortgage investments and the recent broader deterioration of the sub-prime mortgage market, requires that we seek other investments that are capable of providing superior returns, credit and collateral for our shareholders.  Our Trustees were also influenced by the results of our existing loan arrangement with UDF.  From June 2003 through December 2008, UMT has funded to UDF approximately $115 million in first lien, subordinate loans and equity investments and received approximately $115 million in loan and equity repayments.

We anticipate the increasing concentration of our investments in the Loan, lot banking, model home loans and construction loans and that residential mortgages and interim loans will continue to diminish as a significant component of our total investment portfolio.

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

The Amendment represents the continuing shift in our investments away from our original investment strategy of investing in residential mortgages and contracts for deed. In late 2007, we began to reduce our investments in loans of 12 months or less in term, made to investors, including affiliates of our Advisor, for the purchase, renovation, and sale of single-family homes (we refer to those investments as "interim mortgages") We continue to increase our investment in our line of credit loan to UDF, lot loans and construction loans. In addition, we intend to invest in model home loans.  Based upon the expected loan activity under our above-described amendment of the UDF Loan, we believe that our investments to be made under the Loan will represent approximately 37.5% of the Company's entire portfolio.

On September 19,  2008, UMT entered into an Economic Interest Participation Agreement with UDF III pursuant to which UDF III purchased (i) an economic interest in the $45,000,000 revolving credit facility (“Loan”) from UMT to UDF I and (ii) a purchase option to acquire a full ownership participation interest in the Loan (the “Option”).

The Loan is the $45,000,000 revolving line of credit facility evidenced by a Second Amended and Restated Secured Line of Credit Promissory Note dated as of June 20, 2006, as modified by an amendment effective September 1, 2006 (as amended, the “Amendment””). The UMT Loan is secured by a security interest in the assets of UDF including UDF's land development loans and equity investments pursuant to the First Amended and Restated Security Agreement dated as of September 30, 2004, executed by UDF in favor of UMT (the “Security Agreement”).

Pursuant to the Economic Interest Agreement, each time UDF requests an advance of principal under the UMT Loan, UDF III will fund the required amount to UMT and UDF III’s economic interest in the UMT Loan increases proportionately.  UDF III’s economic interest in the UMT Loan gives UDF III the right to receive payment from UMT of principal and accrued interest relating to amounts funded by UDF III to UMT which are applied towards UMT’s funding obligations to UDF under the UMT Loan.  UDF III may abate its funding obligations under the Economic Participation Agreement at any time for a period of up to twelve months by giving UMT notice of the abatement.

The Option gives UDF III the right to convert its economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Loan and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while UDF III owns an economic interest in the UMT Loan.  If UDF III exercises its Option and acquires a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UDF III and UMT will participate in the control and management of the UMT Loan.  The UMT Loan matures on December 31, 2009.  The purpose of the UMT Loan is to finance UDF's investments in real estate development projects.  The UMT Loan interest rate is the lower of 14% or the highest rate allowed by law.  UDF may use the UMT Loan proceeds to finance  indebtedness associated with the acquisition of any assets to seek income that qualifies under the Real Estate Investment Trust provisions of the Internal Revenue Code to the extent such indebtedness, including indebtedness financed by funds advanced under the UMT Loan and indebtedness financed by funds advanced from any other source, including Senior Debt, is no less than 85% of 80% (68%) of the appraised value of all subordinate loans and equity interests for land development and/or land acquisition owned by UDF and 75% for first lien secured loans for land development and/or acquisitions owned by UDF.  At December 31, 2008 UDF III had funded approximately $38,322,000 to UDF under this agreement.

The UMT Loan is subordinate to UDF Senior Debt, which includes a line of credit provided by Textron Financial Corporation in the amount of $30,000,000, and all other indebtedness of UDF to any national or state chartered banking association or other institutional lender that is approved by UMT in writing.

The Company monitors the line of credit for collectability on a continuing basis based on the affiliate’s payment history. No valuation allowance or charge to earnings was recorded for the years ended December 31, 2008, 2007 and 2006 based on the Company’s evaluation.  Outstanding balances were approximately $47,889,000, $25,083,000, and $33,056,000 at year end 2008, 2007, and 2006, respectively.

Properties Pledged as Collateral.

At year end 2008, approximately 38% of the properties securing our interim loan Mortgage Investments were located in Texas, 25% in California, 11% in Tennessee, 6% in Missouri, 4% in Ohio, 3% in each of Georgia, Indiana, and Illinois, 1% or less in 17 other states.

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

Loan Servicing.

We neither buy nor sell servicing rights to the loans we purchase, nor do we retain servicing rights. Residential mortgages and contracts for deed are serviced by PSC, an affiliate of our Advisor.  We pay monthly loan servicing fees to Prospect Service Corp., (“PSC”), which is owned by UMTH, of 1/12th of 1/2 of 1% of the UPB of each loan.  In addition, we paid a monthly loan servicing fee of 0.8% of the UPB to REOPC, an affiliate of our Advisor, for maintaining our foreclosed properties. This arrangement with respect to interim loans ended in the last quarter 2006; however, PSC continues to service our long term residential loans.  Interim loans are serviced by us or by the entity to which we loaned funds, the majority of which are affiliates of our Advisor, including UMTHLC and RAFC.  We do not pay monthly servicing fees other than as listed above.

Comparative Income and Expenses.

During the years ended December 31, 2008, 2007 and 2006, total revenues were approximately $11,173,000, $16,833,000, and $17,211,000 respectively, representing an increase (decrease) over the prior year of ($5,660,000) or (34%), ($378,000) or (2%), and $2,197,000 or 15% respectively. The 2008 and 2007 decreases were primarily attributable to the decline in our outstanding interim mortgage investments in the fourth quarter of 2007 and the reduced balance in the UDF line of credit.  The decline in outstanding interim mortgages resulted from UMTHLC obtaining third party financing from another lender in October 2007 and reduced leverage on our entire portfolio with the expiration of the Company’s existing credit facility.  See Liquidity and Capital Resources section for further discussion.  The increase in 2006 was primarily due to use of leverage, which allowed us to grow our interim loan portfolio by approximately 13% and our UDF investment by 9%.

Revenue derived from affiliates increased (decreased) ($5,021,000) or (36%), $822,000 or 6% and $1,938,000 or 17% and revenues from non-affiliates increased (decreased) ($639,000) or (23%), ($1,200,000) or (30%) and $259,000 or 7% during the years ended December 31, 2008, 2007 and 2006, respectively.  The 2008 decrease in affiliate income is due to the reduction in the UMTHLC interim mortgages outstanding, resulting from their obtaining third party financing in October 2007, and the lower outstanding balance in the UDF LOC.  The 2007 and 2006 increases were due primarily to the growth in the UMTHLC interim mortgage portfolio and the higher balance outstanding in the UDF LOC compared to the prior years.

Total expenses during 2008, 2007, and 2006 were approximately $4,390,000, $6,025,000, and $7,103,000, respectively, representing an increase (decrease) over the prior year of (27%), (15%), and 23%, respectively.  The 2008 decrease was primarily attributable to reduced interest expense, as the Company’s line of credit matured in November 2007.  The decrease in 2007 and the increase in 2006 were primarily attributable to the non-recurring merger expenses recognized in 2006 of approximately $1,040,000.  Listed below are the significant expense accounts and explanations of change:

MERGER EXPENSES: One time charge during 2006.

Upon termination of the merger agreement between UMT and UMTH, we wrote-off capitalized merger costs of approximately $1,040,000.

PROVISION FOR LOAN LOSSES: decreased 10% in 2008, decreased 13% in 2007,  and increased 31% in 2006, respectively.

The increase or decrease in provisions for loan losses between years depending on how many loans are foreclosed since we create the allowance for loan losses on default rates and foreclosure trends.  The tables below illustrate loss rates as a percentage of nonrecourse portfolio for 1) interim loans and 2) residential mortgages and contracts for deed:

Interim Mortgages:
Year	Unpaid principal balance at year ends of unaffiliated loans	Loan losses charged-off	Loss rate as a percentage of unaffiliated loans
2008	$ 348,000	$94,000	26.87%
2007	$12,251,000	$1,039,000	8.48%
2006	$17,826,000	$690,000	3.87%

Residential Mortgages and Contracts for Deed:
Year	Unpaid principal balance including securitized loans	Loan losses charged-off	Loss rate as a percentage of loans
2008	$10,832,000	$559,000	5.16%
2007	$10,808,000	$390,000	3.61%
2006	$15,678,000	$1,774,000	11.32%

Loan loss reserves are established when a trend becomes clear that indicates the current market value of foreclosed properties is less than the outstanding balances of loans plus accrued interest. A loan loss reserve is created based on a three year look back of default rates. It is calculated as the difference between the outstanding loan balance of a foreclosed property, plus accrued interest income, less the estimated proceeds from the sale of the foreclosed property. During 2008 we calculated loan loss reserve at a rate of 47.4% of the unpaid principal balance of foreclosed residential mortgages, contracts for deed and interim loans. The Company’s three year historical default rate for residential mortgages and contracts for deed is approximately 6.0% of the remaining outstanding unpaid principal balance of the loans it owns outright, excluding the securitized loans.  The Company’s three year historical default rate for interim mortgages is approximately 2.0%.

INTEREST EXPENSE:  Decreased 100% in 2008, decreased 17% in 2007, and increased 248% in 2006.

The Company’s primary credit facility matured in November 2007.  We used our credit facility to provide additional funds for investment. The use of our credit facility depended on the number of suitable investments available at any given time and the amount of cash we have on hand. Interest expense fluctuated based on 1) how heavily we rely on our credit facility and 2) the increase or decrease in the interest rate we pay under the credit facility.  Interest expense was approximately $1,000, $1,934,000, and $1,647,000 respectively, in 2008, 2007, and 2006.  See Liquidity and Capital Resources section for further discussion.

LOAN SERVICING FEES: Decreased 34%, 75%, and 15% in 2008, 2007, and 2006 respectively

Loan servicing fees paid to PSC and REOPC for servicing some of our Mortgage Investments decreased as a result of  the amount we had invested in residential mortgages and contracts for deed which decreased 2%, 1%, and 6% in 2008, 2007, and 2006, respectively.  Further decreases in the loan servicing fee are expected as the remaining loans in the portfolio prepay and as principal amortizes. Loan servicing fees were approximately $6,000, $10,000, and $38,000 in 2008, 2007, and 2006, respectively.

TRUST ADMINISTRATION FEES: Increased 23% in 2008, increased 3% in 2007 and decreased 5% in 2006.

The trust administration fee was paid to our Advisor.  We engaged a new Advisor in August 2006 when UMT Advisors, Inc. (“UMTA”) was replaced by UMTHGS.  The current monthly fee is calculated as 1/12th of 1% of our average invested assets.  The trust administration fee increases and decreases as our invested assets increase or decrease as we draw on or pay down the credit facility that we use to acquire mortgage investments.  As consideration for granting the Advisory Agreement to UMTHGS, the Advisor agreed to (i) pay a $500,000 fee to us and (ii) assume responsibility for payment of $377,300 owed to us by our former Advisor.  Monthly payments of (i) and (ii) above began in August 2006 and were made in twelve equal installments.  The $500,000 fee was netted against the trust administration fee and paid in full. Net trust administration fees paid in 2008, 2007, and 2006 were approximately $1,074,000, $872,000, and $843,000, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES: Increased 34%, 1%, and 52% in 2008, 2007, and 2006, respectively.

The major categories of general and administrative expenses include transfer agent fees, legal fees, printing and reproduction costs, accounting and audit fees, recording fees, trustee fees and insurance. The increase in 2008 expense was primarily due to REO expenses for the 119 interim properties foreclosed in 2008.  2007 expenses were consistent with those of 2006.  The increase in 2006 expense was primarily due to legal fees relating to merger and general corporate activities.  General and administrative expenses were approximately $1,284,000, $955,000, and $943,000, respectively, in 2008, 2007, and 2006.

Operating expense as a percentage of income, net of interest expense, merger expense and provision for loan losses was 21.15%, 10.91%, and 10.60%, for 2008, 2007, and 2006, respectively. Operating expense as a percentage of average invested assets was 1.82%, 1.62%, and 1.55%, for the years, respectively.

Net income was approximately $6,783,000, $10,808,000, and $10,108,000 for 2008, 2007, and 2006, respectively, representing a decrease of 37% in 2008, and an increase of 7%, and 9% in 2007 and 2006, respectively. The decrease in 2008 was driven primarily by reduced income from affiliates due to the pay-off (reduction) of UMTHLC interim mortgages in the fourth quarter of 2007 and the pay-off of the UDF line of credit in September 2008.  This line of credit had an average monthly balance of approximately $12,700,000 in 2008 compared to approximately $25,000,000 in 2007.  The increase in 2007 was primarily attributable to the lack of non-recurring merger expenses that were recognized in 2006.  The improvement in 2006, despite the one time charge of merger costs, was attributable to the decrease in provision for loan losses, use of leverage to increase our investment in interim loans, less uninvested cash and higher portfolio yield. Earnings per share in 2008, 2007, and 2006 were $1.04, $1.59, and $1.45, for the respective years. Use of leverage was $0 in 2008, compared to $22.0 million in 2007 and $18.9 million in 2006, not impacting earnings in 2008 and positively impacting earnings in 2007 and 2006. Mortgage Investment yields were approximately 13.35%, 12.48%, and 13.63% in 2008, 2007, and 2006, respectively, further positively impacted earnings. Average daily cash balances of $4,073,000 in 2008, compared to $1,145,000 in 2007 and $1,369,000 in 2006, again positively impacted earnings in successive years.

Foreclosed Properties.

Affiliated Foreclosed Properties. We do not reclassify foreclosed loans that have been pledged to us as collateral (an “underlying loan”) for recourse loans we have made to affiliates of our Advisor, because our affiliates are obligated to perform under the term of those recourse loans with us (“affiliate loans”). If the borrower on an underlying loan defaults, the affiliate has the option to accrue interest payable to us while they bring the underlying loan current in its payments. We, in turn, accrue an interest receivable on the recourse loan. When the underlying loan becomes a paying loan again, the affiliate resumes paying us interest on the recourse loan. If the underlying loan is foreclosed and the real estate sells, our affiliate pays us all accrued interest and principal from the proceeds from the sale of the property. Any deficiency is reclassified to Recourse Obligations, affiliates.

Unaffiliated Foreclosed Properties. We began 2008, 2007, and 2006 with 12, 15, and 34 foreclosed residential mortgage and contracts for deed, respectively, and foreclosed an additional 15, 15, and 46 loans during the respective years.  We sold 8, 18, and 65, foreclosed properties in 2008, 2007 and 2006, respectively, leaving 19, 12, and 15 foreclosed properties at the end of each of the three years, respectively. Non-affiliate foreclosed properties as a percentage of total unaffiliated residential mortgages and contracts for deed at year end were 7.99%, 3.64%, and 5.61%, respectively.

We began 2008, 2007, and 2006 with 6, 19, and 32 foreclosed interim loans, respectively, and foreclosed an additional 119, 4, and 3 properties during the respective years. We sold 21, 17, and 16 foreclosed properties, during 2008, 2007, and 2006, respectively, leaving 104, 6, and 19 foreclosed interim loans at the respective year ends. In December of 2006 we ceased funding interim loans for the construction of single family homes orginated by an unaffiliated lender, Residential Development Corporation and began liquidating properties securing Residential Development Corporation non-performing loans. Accordingly, 2008 foreclosures were significantly higher than prior years. Unaffiliated foreclosed properties as a percentage of total unaffiliated interim loans at year end were 88.46%, 3.67%, and 8.07% respectively. The increase in this percentage in 2008 was due primarily to the foreclosures in the RDC interim loan portfolio which are discussed below

The following tables detail major categories of foreclosed loans for each of the last three fiscal years:

RESIDENTIAL MORTGAGES & CFDs	2008	2007	2006
Number of loans defaulted at beginning of year	12	15	34
Aggregate gross value	$522,000	$666,000	$1,494,000

Additional defaults during year	15	15	46
Aggregate gross value	$690,000	$668,000	$2,125,000

Defaulted properties disposed of during year	8	18	65
Aggregate gross value	$347,000	$812,000	$2,953,000

Number of loans defaulted at end of year	19	12	15
Aggregate gross value	$865,000	$522,000	$666,000

INTERIM LOANS	2008	2007	2006
Number of loans defaulted at beginning of year	6	19	32
Aggregate gross value	$446,000	$1,438,000	$2,427,000

Additional defaults during year	119	4	3
Aggregate gross value	$6,531,000	$360,000	$463,000

Defaulted properties disposed of during year	21	17	16
Aggregate gross value	$1,013,000	$1,352,000	$1,450,000

Number of loans defaulted at end of year	104	6	19
Aggregate gross value	$5,964,000	$446,000	$1,438,000

Changes in Our Mortgage Portfolio.

The Company no longer purchases interim loans that are secured by modular and manufactured homes or construction loans or residential mortgages or contracts for deed, and we are reducing our investments in interim loans secured by conventionally built homes.  Such balances will decrease over time as the existing portfolios liquidate.  We plan to continue to invest in land development loans, finished lot loans, model home loans and construction loans secured by conventionally built houses because, 1) land development loans and finished lot loans have provided us with suitable collateral positions, well capitalized borrowers and attractive yields; 2) interim loans, while offering  full recourse from our borrowers and attractive yields are dependent on sub-prime mortgage products to facilitate the sale of the properties securing our loans; and, 3) model home and construction loans are expected to provide us with suitable collateral positions, well capitalized borrowers and attractive yields. In addition, blended yields for land development loans and finished lot loans have produced higher returns than those of residential mortgages and contracts for deed. Model home and construction loans are expected to produce higher yields commensurate with land development loans, finished lot loans and interim loans. As we phase out of interim loans secured by modular and manufactured homes and reduce out investments in interim loans secured by conventionally built homes, we will increase the percentage of our portfolio invested in land development loans, finished lot loans, and model home and construction loans, until market conditions indicate the need for an adjustment of the portfolio mix.

The table below summarizes our gross mortgage portfolio by asset type as of December 31, 2008, 2007, and 2006:
Category	2008	2007	2006
First lien secured interim mortgages 12 months or less and residential mortgages & contracts for deed	$29,065,000	$21,424,000	$42,396,000
Secured, subordinate LOC to UMTH Lending Co., L.P.	18,195,000	23,097,000	33,056,000
Land development loans	47,050,000	20,636,000	23,844,000
Finished lot loans	2,596,000	13,819,000	16,469,000
Construction loans	$ 2,921,000	$ 5,429,000	$ 5,474,000

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

As of December 31, 2008, the Company had two deficiency notes with non-affiliates in the amount of approximately $6,981,000.  One note in the amount of approximately $ 1,726,000 bears interest at a rate of 14% per annum.  The second note is in the amount of approximately $5,255,000 and the company does not accrue interest on this note as the underlying collateral value approximates the note balance.  As of December 31, 2007, the Company had one deficiency note with a non-affiliate in the amount of approximately $1,726,000.  The note bears interest at a rate of 14% per annum.

As of December 31, 2007, UMTHLC issued to the Company a variable amount promissory note in the amount of $5,100,000 to evidence its deficiency obligations to the Company.  The initial principal amount of the note was approximately $1,848,000. The principal balance as of December 31, 2008 is $5,332,000. The principal balance will fluctuate from time to time based on the underlying loan activity and the amount of deficiencies realized by the affiliate.  The note bears interest at a rate of 10%, and requires monthly principal and interest payments based on a ten-year amortization for the outstanding principal balance.  The note is secured by a limited guaranty by UMTHGS, the Advisor, equal to a monthly amount not to exceed 33% of the advisory fee received by UMTHGS under the terms of its advisory agreement with the Company.  No affiliate deficiency notes existed as of December 31, 2006.

Dividends and Distributions to Shareholders.

Distributions per share of beneficial interest were $1.35, $1.47, and $1.40 per weighted share for 2008, 2007, and 2006, respectively, on earnings of $1.04, $1.59, and $1.45, respectively.  In 2008, 2007, and 2006 we distributed approximately 130%, 92%, and 97% of our net income. The portion of the distributions that does not represent earnings represents return of capital.  (See the table below.)  Distributions declared by our trustees during 2008, 2007, and 2006 were at an annualized rate of return of 6.8%, 7.4%, and 7.0%, respectively. We are under no obligation to pay dividends at that same rate and from time to time the rate at which we pay dividends may be adjusted by our trustees.

	For the Years Ended December 31,
	2008	2007	2006
Monthly Dividend Rate	$0.11	$0.12	$0.12
Dividend paid per Share	$1.35	$1.47	$1.40
Amount paid in excess of earnings per Share	$0.31	--	--

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEARS ENDED
DECEMBER 31, 2008, 2007 and 2006

We use funds made available from our DRP, funds made available under bank lines of credit and the proceeds from repayments of principal and interest on loans we have made to purchase mortgage investments. We do not have commitments to purchase any mortgage investments but rather purchase them, as funds are available. (Dollars are approximate.) Shares are offered under our DRIP without the payment of any commissions.

	December 31,
	2008	2007	2006
Shares issued	107,907	125,261	131,386
Dividend reinvestment proceeds	$2,158,000	$2,505,000	$2,655,000
Number of shares returned to treasury	(321,254)	(392,788)	(269,062)
Value of shares repurchased	$(6,179,000)	($7,466,000)	($5,203,000)
Principal receipts:
Principal receipts on first lien mortgage notes	$698,000	$673,000	$840,000
Interim loans	$2,893,000	$73,845,000	$74,306,000
Net borrowings - credit line	($2,921,000)	($27,977,000)	$14,169,000
Net borrowings - line of credit, affiliate	$13,759,000	$7,973,000	($2,739,000)

As of December 31, 2008, we had issued an aggregate of 8,218,591 shares, with 1,782,022 shares repurchased and retired to treasury, leaving 6,436,569 shares outstanding.  Total capital raised from share issuances was approximately $164,172,000.

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

During 2006 we increased our then existing line of credit with a bank from $17 million to $30 million. The line-of-credit payable was collateralized by certain interim loans. Interest on the outstanding balance accrued at the higher of the Prime Rate or the sum of the Federal Funds Rate plus 1/2% per annum. The rate of interest at December 31, 2006 and 2005 was 8.75% and 6.52%, respectively. The note expired November 8, 2007.  Management is currently negotiating with lenders to replace this credit facility on similar or more favorable terms than the expiring credit facility. Under the terms of its Declaration of Trust, the Company may borrow an amount up to 50% of our Net Assets (total assets less liabilities). We had no line of credit facility at December 31, 2008.  The amount outstanding under the line of credit was approximately, 0%, and 25% of Net Assets, respectively and the outstanding balances on the credit facility were approximately $0, and $27,977,000, at December 31, 2007 and 2006, respectively.

Since inception and as of December 31, 2008, we have invested an aggregate of approximately $530 million in interim loans from various sources, and UDF had drawn down an aggregate of $115 million from us on its line of credit. In 2008 we funded approximately $7 million in interim loans and $16 million in draws to UDF, compared to approximately $49 million in interim loans and $2 million funded to UDF in 2007, and approximately $88 million in interim loans and $17 million funded to UDF in 2006. The following table sets forth, as a percentage of total funds invested with all sources, the percentage of mortgage investments made to affiliates during 2008, 2007, and 2006.

Affiliated Company	2008	2007	2006
RAFC	11%	12%	11%
UMTHLC	10%	74%	56%
UDF	62%	7%	16%

Total of affiliate mortgage investments	83%	93%	83%

The following table shows the dollar amounts of investments funded with affiliates of our Advisor in the three comparable years:

Affiliated Company	2008	2007	2006
CRG	--	$40,000	$152,000
RAFC	$2,700,000	$6,316,000	$11,804,000
UMTHLC	$2,555,000	$38,790,000	$59,023,000
UDF	$15,800,000	$3,936,000	$16,562,000

In 2006 we took direct assignment, with full recourse, of all remaining CRG properties. The funds cited in the table above are expenses that we incurred against properties formerly owned by CRG, and are fully recoursed. In addition, we no longer fund draws directly to RAFC, but we do fund draws directly to vendors for projects that are active and serviced by RAFC.

Outstanding balances for interim loans purchased from affiliates of our Advisor and the UDF line of credit at December 31, 2008, 2007, and 2006 purchased from affiliates were:

Affiliated Company	2008	2007	2006
CRG	--	--	$1,249,000
RAFC	$23,380,000	$21,866,000	$23,844,000
UMTHLC	$18,195,000	$19,776,000	$39,468,000
UDF	$47,889,000	$25,083,000	$33,056,000

We no longer purchase residential mortgages or contracts for deed other than to carry back a note on the sale of a foreclosed property or to reclassify an interim loan.

Transactions With Related Parties.

We do not have employees. All administrative services and facilities are provided to us by our Advisor under the terms of an Advisory Agreement effective August 1, 2006, (now subject to an Advisory Agreement effective January 1, 2008). The services of  our Advisor, UMTHGS,  include all day-to-day administrative services including managing our development of investment guidelines, overseeing servicing, negotiating purchases of loans and overseeing the acquisition or disposition of investments and managing our assets.  We pay UMTHGS a monthly trust administration fee, depending on our annual distribution rate, ranging from 1/12th of 1% up to 1/12th of 2% of the amount of average invested assets per month. UMTHGS paid us a consideration of $500,000 over a 12 month period, ending July 31, 2007, for entering into the Advisory Agreement with them. In addition they paid the $377,000 receivable from our former Advisor, UMTA over the same 12 month period.  The agreement also provides for a subordinated incentive fee equal to 25% of the amount by which our net income for a year exceeds a 10% per annum non-compounded cumulative return on our adjusted contributions. No incentive fee was paid during 2007 or 2006. In addition, for each year in which it receives a subordinated incentive fee, the Advisor will receive a 5-year option to purchase 10,000 Shares at a price of $20.00 per share (not to exceed 50,000 shares). As of December 31, 2008, 2007 and 2006, the Advisor has not received options to purchase shares under this arrangement.

The Advisor and its affiliates are also entitled to reimbursement of costs of goods, materials and services obtained from unaffiliated third parties for our benefit, except for note servicing and for travel and expenses incurred in connection with efforts to acquire investments for us or to dispose of any of our investments. During 2008 and 2007, the Company paid the Advisor $76,000 each year as reimbursement for costs associated with providing shareholder relations activities.  No such costs were reimbursed in 2006.

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

Below is a chart listing fees paid to PSC, REOPC and the Advisor in the past three years:

Type of Fee	Payee	2008	2007	2006
Trust management fee	UMTA	--		$549,000
Trust management fee, net	UMTHGS	$1,074,000	$872,000	$294,000
Investor relations service fee	UMTHGS	$76,000	$76,000	--
Loan servicing fees	PSC	$6,000	$10,000	$20,000
Commissions	PSC	--	--	$6,400
Loan servicing fees	REO PC	--	--	$18,000
Commissions	REO PC	--	--	$22,000

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

Interest Income Accrual.

The Company’s portfolio of residential mortgages, contracts for deed, interim loans and lines of credit produce monthly interest income however, the Company may not receive interest income on a particular loan if a borrower fails to make its monthly interest payment.

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

Loan Loss Reserves.

Loan loss reserves are established when it becomes clear that the current market value of foreclosed properties is less than the outstanding balances of loans plus accrued interest. A loan loss reserve is created based on a three year look back of default rates. It is calculated as the difference between the outstanding loan balance of a foreclosed property, plus accrued interest income, less the estimated proceeds from the sale of the foreclosed property. During 2008 the Company calculated its loan loss reserve at a rate of 47.4% of the unpaid principal balance of foreclosed residential mortgages, contracts for deed and interim loans.The Company's three year historical default rate for residential mortgages and contracts for deed is approximately  6.0% of the remaining outstanding unpaid principal balance of the loans it owns outright, excluding the securitized loans. The Company's three year historical default rate for interim mortgages is approximately 2.0%.

The changes in the reserve for loan losses during the years ended December 31, 2008, 2007, and 2006 are summarized as follows:

	2008	2007	2006
Balance, beginning of year	$2,343,000	$1,012,000	$699,000
Provision for loan losses	2,025,000	2,254,000	2,592,000
Reduction of values of foreclosed mortgages and loans charged off	(540,000)	(923,000)	(2,279,000)
Balance, end of year	$3,828,000	$2,343,000	$1,012,000

In December of 2006 we ceased funding interim loans for the construction of single family homes (“Construction Loans”).  Prior to December of 2006 we funded Construction Loans through an unaffiliated lender, Residential Development Corp. (“RDC”).  In 2007 and 2008, we experienced increased delinquency and foreclosures on loans funded to RDC.  Throughout 2007 and 2008, we implemented the following actions with regard to RDC:

-	Ceased funding loans to RDC
-	Began aggressive liquidation of properties securing non-performing loans
-	Engaged the services of asset managers to assist in the management of RDC delinquencies and liquidation of RDC assets
-	Began detailed examination of RDC lending practices and collateral positions
-	Re-evaluated market values of properties securing the RDC loans
-	Began review of all recourse afforded us by RDC and its principal owner

We intend to continue these efforts throughout 2009 and until the RDC portfolio is fully liquidated.  Throughout 2008 and 2007 UMT allocated $2,286,000 and $1,347,000 of reserves respectively, for losses associated with the RDC portfolio.  In the event that aggressive liquidation of the portfolio may result in additional losses, we will provide for additional reserves as needed.

DISCLOSURE OF CONTRACTUAL OBLIGATIONS

As of December 31, 2008 and 2007, the Company does not have any contractual obligations to make future payments under any debt obligations or long-term lease agreements.

DIVIDENDS DECLARED AND DISTRIBUTIONS MADE

During the year ended December 31, 2008, we declared dividends and made distributions on a monthly basis as shown below. We maintained a 6.8% annualized dividend rate during the year and distributed approximately 130% of our net income. We are under no obligation to make distributions at any particular rate, although we are obligated to distribute 90% of our REIT Taxable Income in order to continue to qualify as a REIT for federal income tax purposes. The amount distributed in excess of earnings per share represents return of capital.

	For the Years Ended December 31,
	2008	2007	2006
Monthly Dividend Rate	$0.11	$0.12	$0.12
Dividend paid per Share	$1.35	$1.47	$1.40
Amount paid in excess of earnings per Share	$0.31	--	--

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We may be exposed to interest rate changes primarily in connection with obtaining new lines of credit. The Company had no line of credit in place at December 31, 2008.  During the negotiations for our $30 million credit facility, a floating interest rate was negotiated. A higher interest rate may have a negative impact on earnings, but we do not anticipate a significant increase during 2008.

As of December 31, 2008 and 2007, the Company had no long-term borrowings.

 ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

UNITED MORTGAGE TRUST

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
United Mortgage Trust

We have audited the accompanying consolidated balance sheets of United Mortgage Trust as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the three years ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Mortgage Trust as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the three years ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas
March 31, 2009

UNITED MORTGAGE TRUST
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
Assets
Cash and cash equivalents	$1,944,271	$1,597,883

Mortgage investments:
Investment in trust receivable	5,336,550	5,428,453
Interim mortgages, affiliates	41,574,804	41,641,334
Interim mortgages	348,600	12,251,098
Allowance for loan losses	(3,827,873)	(2,343,163)
Total mortgage investments	43,432,081	56,977,722

Line of credit receivable, affiliate	47,889,473	25,083,216
Line of credit receivable, non-affiliates	4,677,860	-
Accrued interest receivable	471,290	715,806
Accrued interest receivable, affiliates	8,309,503	4,822,377
Recourse obligations, affiliates	16,578,484	16,035,790
Residential mortgages and contracts for deed foreclosed, net	781,153	274,064
Interim mortgages foreclosed, net	5,877,554	234,155
Deficiency notes	6,980,510	1,725,754
Deficiency notes, affiliates	5,332,105	1,848,355
Other assets	342,202	364,574
Total assets	$142,616,486	$109,679,696

Liabilities and Shareholders’ Equity
Liabilities:
Dividend payable	$646,853	$827,670
Accounts payable and accrued liabilities	887,428	50,815
Participation payable, affiliate	38,321,843	-
Total liabilities	39,856,124	878,485

Commitments and contingencies

Shareholders' equity:
Shares of beneficial interest; $0.01 par value; 100,000,000 shares authorized; 8,218,591 and 8,110,684 shares issued, respectively; and 6,436,569 and 6,649,916 outstanding, respectively	82,126	81,107
Additional paid-in capital	145,444,793	143,287,664
Advisor's reimbursement	397,588	397,588
Cumulative distributions in excess of earnings	(8,551,085)	(6,530,813)
	137,373,422	137,235,546
Less treasury stock of 1,782,022 and 1,460,768 shares, respectively, at cost	(34,613,060)	(28,434,335)
Total shareholders' equity	102,760,362	108,801,211
Total liabilities and shareholders' equity	$142,616,486	$109,679,696

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007	2006
Revenues:
Interest income derived from affiliates	$8,981,198	$14,001,947	$13,180,260
Interest income	2,186,413	2,830,897	4,030,871
Other income	5,071	-	-
	11,172,682	16,832,844	17,211,131
Expenses:
Trust administration fee	1,073,503	871,913	842,825
Loan servicing fee	6,321	9,604	38,220
General and administrative	1,283,611	955,450	943,462
Provision for loan losses	2,025,381	2,253,749	2,591,579
Interest expense	1,081	1,934,211	1,647,219
Merger costs	-	-	1,039,606
	4,389,897	6,024,927	7,102,911

Net income	$6,782,785	$10,807,917	$10,108,220

Net income per share of beneficial interest	$1.04	$1.59	$1.45

Weighted average shares outstanding	6,535,278	6,805,072	6,993,980

Distributions per weighted share outstanding	$1.35	$1.47	$1.40

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2008, 2007 and 2006

	Shares of Beneficial Interest		Additional	Advisor's	Cumulative Distributions
	Shares	Par Value	Paid-in Capital	Reimburse-ment	in Excess of Earnings	Treasury Shares	Treasury Stock	Total
Balance at December 31, 2005	7,854,037	$78,541	$138,130,095	$397,588	($7,680,677)	798,918	($15,765,920)	$115,159,627

Proceeds from shares issued	131,386	1,313	2,653,595	-	-	-	-	2,654,908
Purchase of treasury stock	-	-	-	-	-	269,062	(5,202,708)	(5,202,708)
Dividends ($1.40 per share)	-	-	-	-	(9,794,161)	-	-	(9,794,161)
Net income	-	-	-	-	10,108,220	-	-	10,108,220
Balance at December 31, 2006	7,985,423	79,854	140,783,690	397,588	(7,366,618)	1,067,980	(20,968,628)	112,925,886

Proceeds from shares issued	125,261	1,253	2,503,974	-	-	-	-	2,505,227
Purchase of treasury stock	-	-	-	-	-	392,788	(7,465,707)	(7,465,707)
Dividends ($1.47 per share)	-	-	-	-	(9,972,112)	-	-	(9,972,112)
Net income	-	-	-	-	10,807,917	-	-	10,807,917
Balance at December 31, 2007	8,110,684	81,107	143,287,664	397,588	(6,530,813)	1,460,768	(28,434,335)	108,801,211

Proceeds from shares issued	107,907	1,019	2,157,129	-	-	-	-	2,158,148
Purchase of treasury stock	-	-	-	-	-	321,254	(6,178,725)	(6,178,725)
Dividends ($1.35 per share)	-	-	-	-	(8,803,057)	-	-	(8,803,057)
Net income	-	-	-	-	6,782,785	-	-	6,782,785
Balance at December 31, 2008	8,218,591	$82,126	$145,444,793	$397,588	($8,551,085)	1,782,022	($34,613,060)	$102,760,362

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
Operating Activities
Net income	$6,782,785	$10,807,917	$10,108,220
Adjustments to reconcile net income
to net cash provided by operating activities:
Provision for loan losses	2,025,381	2,253,749	2,591,579
Depreciation and amortization	1,380	264,975	185,772
Net amortization of discount on mortgage notes
and loan acquisition costs	-	-	57,532
Changes in assets and liabilities:
Accrued interest receivable	(3,455,988)	(1,816,663)	(2,175,096)
Other assets	20,992	131,570	1,063,489
Accounts payable and accrued liabilities	148,320	67,767	(125,865)
Net cash provided by operating activities	5,522,870	11,709,315	11,705,631

Investing Activities
Investment in first lien mortgage notes	(8,389)	-	(1,720,972)
Principal receipts on first lien mortgage notes	698,426	672,995	839,734
Investment in interim mortgages	(1,476,846)	(48,602,610)	(88,408,104)
Principal receipts on interim mortgages	1,636,485	73,844,977	74,306,328
Investments in interim mortgages, affiliates	(5,255,065)	-	-
Principal receipts on interim mortgages, affiliates	1,256,654	-	-
Proceeds from (Investments in) recourse obligations, affiliates	(41,839)	(4,060,556)	2,156,414
Line-of-credit receivable, affiliate	13,758,685	7,972,973	(2,739,152)
Line-of-credit receivable, non-affiliate	(2,920,959)	-	-
Receivable from affiliate	-	230,861	146,824
Investments in residential mortgages and contracts for deed	-	(922,561)	-
Net cash provided by (used in) investing activities	7,647,152	29,136,079	(15,418,928)

Financing Activities
Proceeds from issuance of shares of beneficial interest	2,158,148	2,505,227	2,654,908
Net borrowings (repayments) on line-of-credit	-	(27,976,642)	14,168,562
Purchase of treasury stock	(6,178,725)	(7,465,707)	(5,202,709)
Dividends	(8,803,057)	(9,972,113)	(9,794,161)
Net cash provided by (used in) financing activities	(12,823,634)	(42,909,235	1,826,600

Net increase (decrease) in cash and cash equivalents	346,388	(2,063,841)	(1,886,697)

Cash and cash equivalents at beginning of year	1,597,883	3,661,724	5,548,421

Cash and cash equivalents at end of year	$1,944,271	$1,597,883	$3,661,724

Supplemental Disclosure of Cash Flow Information
Interest paid	$1,081	$1,934,211	$1,431,141

Non-Cash Financing and Investing Activity
Transfers of affiliate and non-affiliate loans to foreclosed properties or recourse obligations	$15,165,108	-	-
Participation receivable, affiliate	$(38,321,843)	-	-
Participation payable, affiliate	$38,321,843	-	-
Participation accrued interest receivable, affiliate	$(508,378)	-	-
Participation accrued interest payable, affiliate	$508,378	-	-

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

A. NATURE OF BUSINESS

THE COMPANY

United Mortgage Trust (the “Company”) is a Maryland real estate investment trust that qualifies as a real estate investment trust (a “REIT”) under federal income tax laws. The Company  invests exclusively in:  (i) first lien secured interim mortgage loans with initial terms of 12 months or less for the acquisition and renovation of single-family homes, which we refer to as “Interim Loans”; (ii) secured, subordinate line of credit to UMTH Lending Company, L.P. for origination of Interim Loans; (iii) lines of credit and secured loans for the acquisition and development of single-family home lots, referred to as “Land Development Loans”; (iv) lines of credit and loans secured by entitled and developed single-family lots, referred to as “Finished Lot Loans”; (v) lines of credit and loans secured by completed model homes, referred to as “Model Home Loans”; (vi) loans provided to entities that have recently filed for bankruptcy protection under Chapter 11 of the US bankruptcy code, secured by a priority lien over pre-bankruptcy secured creditors, referred to as “Debtor in Possession Loans”, (vii) lines of credit and loans, with terms of 18 months or less, secured by single family lots and homes constructed thereon, referred to as “Construction Loans; and (viii) first lien secured mortgage loans with terms of 12 to 360 months for the acquisition of single-family homes, referred to as “Residential Mortgages”.  We collectively refer the above listed loans as “Mortgage Investments”.  Additionally, the Company’s portfolio includes obligations of affiliates of our Advisor, which we refer to as “recourse loans.”

The Company has no employees. The Company pays a monthly trust administration fee to UMTH General Services, L.P. (“UMTHGS” or “Advisor”), a subsidiary of UMT Holdings, L.P. (“UMTH”), a Delaware real estate finance company and affiliate, for the services relating to its daily operations.  The Company’s offices are located in Grapevine, Texas.

THE ADVISOR

The Company uses the services of UMTHGS to manage its day-to-day operations and to recommend investments for purchases. The Company’s President, Christine “Cricket” Griffin, is a partner of UMTH. Besides Ms. Griffin, other UMTH partners and officers include David A. Hanson, who is President of UMTHGS and secretary of UMTH and its subsidiaries. Todd Etter is a shareholder, director and Chairman of the Board of UMT Services, Inc., UMTH’s general partner and a Director of United Development Funding, Inc. (“UDF”) the general partner of UDF. Mr. Etter is also the sole owner of South Central Mortgage, Inc. ("SCMI"), a Texas corporation that sold Mortgage Investments to the Company. In addition, he is a director and shareholder of Capital Reserve Group, Inc. (“CRG”), in addition SCMI owns 50% of Ready America Funding Corp. (“RAFC”). Both CRG and RAFC are Texas corporations that used funds borrowed from the Company to make loans to other borrowers and assign such loans to the Company as security for CRG and RAFC obligations to the Company.  Hollis Greenlaw is a shareholder, director and President and Chief Executive officer of UMT Services, Inc. and a partner and the President and Chief Executive Officer of UMTH, and a director and the President and Chief Executive Officer of United Development Funding, Inc., the general partner of UDF, with whom the Company has extended a line of credit. He is Chief Executive Officer of UMTH Land Development, L.P., the general partner of United Development Funding III, L.P. (“UDF III”), which previously provided a limited guarantee of the Company’s UDF line of credit. Craig Pettit is a partner of UMTH, and is the sole proprietor of two companies that own 50% of RAFC. He currently functions as the President of RAFC. William Lowe is a partner of UMTH and owns 50% of CRG. Michael K Wilson is a partner of UMTH and a director of UMT Services, Inc. He is President of UMTH Funding Services, a Delaware partnership and subsidiary of UMTH. Cara Obert is a partner of UMTH. She also serves as Chief Financial Officer and Treasurer of UMT Services, Inc. and UMTH Land Development, L.P. Besides the subsidiaries above referenced, UMTH is the parent company of UMTH Lending Company, L.P. (“UMTHLC”), a Delaware limited partnership that sells interim loans to the Company, REO Property Company, L.P., (“REOPC”), a Delaware limited partnership that has provided services to the Company, and of Prospect Service Corp. (“PSC”), a Texas corporation that services the Company’s residential mortgages and contracts for deed.

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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include accounts of the Company and its wholly-owned subsidiary, UMT LT Trust. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The majority of residential mortgages and contracts for deed are 360 month real estate lien notes that are purchased by the Company from several sources, including SCMI, an affiliate of the Advisor. Interim loans are real estate lien notes purchased by the Company from various sources including affiliates of the Advisor. Interim loans have terms of 12 months or less.  The Company is not a loan originator nor does it purchase Mortgage Investments for resale. The Company intends to hold Mortgage Investments to maturity.

Generally, the Company does not retain servicing rights on its Mortgage Investments. The Company relies on various servicing sources, including affiliated companies, to service its Mortgage Investments.

INTEREST INCOME ACCRUAL

The Company’s portfolio of residential mortgages, contracts for deed, interim loans and lines of credit produce monthly interest income; however, the Company may not receive interest income on a particular loan if a borrower fails to make its monthly interest payment.

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

LOAN LOSS RESERVES

Loan loss reserves are established when it becomes clear that the current market value of foreclosed properties is less than the outstanding balances of loans plus accrued interest. A loan loss reserve is created based on a three year look back of default rates. It is calculated as the difference between the outstanding loan balance of a foreclosed property, plus accrued interest income, less the estimated proceeds from the sale of the foreclosed property. During 2008 the Company calculated its loan loss reserve at a rate of 47.4% of the unpaid principal balance of foreclosed residential mortgages, contracts for deed and interim loans. The Company's three year historical default rate for residential mortgages and contracts for deed is approximately  6.0% of the remaining outstanding unpaid principal balance of the loans it owns outright, excluding the securitized loans. The Company's three year historical default rate for interim mortgages is approximately 2.0%.

The changes in the reserve for loan losses during the years ended December 31, 2008, 2007, and 2006 are summarized as follows:

	2008	2007	2006
Balance, beginning of year	$2,343,000	$1,012,000	$699,000
Provision for loan losses	2,025,000	2,254,000	2,592,000
Reduction of values of foreclosed mortgages and loans charged off	(540,000)	(923,000)	(2,279,000)
Balance, end of year	$3,828,000	$2,343,000	$1,012,000

In December of 2006 the Company ceased funding interim loans for the construction of single family homes (“Construction Loans”).  Prior to December of 2006 the Company funded Construction Loans through an unaffiliated lender, Residential Development Corp. (“RDC”).  In 2008 and 2007 the Company experienced increased delinquency and foreclosures on loans funded to RDC.  Throughout 2007 and 2008, the Company implemented the following actions with regard to RDC:

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

The Company intends to continue these efforts throughout 2009 and until the RDC portfolio is fully liquidated.  Throughout 2008 and 2007 UMT allocated approximately  $2,186,000 and $1,347,000 of reserves respectively, for losses associated with the RDC portfolio.  In the event that aggressive liquidation of the portfolio may result in additional losses, we will provide for additional reserves as needed.

ACCOUNTING FOR AND DISPOSITION OF FORECLOSED PROPERTIES

When the Company takes possession of real estate through foreclosure it attempts to resell the property to recover all costs associated with the default, including legal fees, transaction costs, and repair expenses.  Initial repair expenses are capitalized because the Company treats them as construction draws.  Upon sale of the property, a gain or loss is realized.  If a foreclosed loan is subject to a recourse agreement with an unaffiliated borrower and is not fully repaid, the borrower delivers a new promissory note to the Company in the amount of the deficiency. These promissory notes are paid in installments.

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

DISTRIBUTION POLICY AND DISTRIBUTIONS DECLARED

The Company makes distributions each year (not including return of capital for federal income tax purposes) equal to at least 90% of the REIT’s taxable income.  Since September 1997 the Company has made monthly distributions to its shareholders and intends to continue doing so. The trustees declare the distribution rate quarterly and distributions are made at the rate declared at the end of the following month for shareholders of record as of the 15th of the preceding month. The Company distributed 130% and 92% of earnings during 2008 and 2007 respectively and made distributions in excess of earnings of 30% and 0% during 2008 and 2007, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities that qualify as financial instruments under this statement and includes additional information in notes to the Company’s consolidated financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash equivalents, accrued interest receivable, receivable from affiliate, accounts payable and accrued liabilities approximate the carrying value due to the relatively short maturity of these instruments. The carrying value of residential mortgages and contracts for deed, interim loans, lines of credit, recourse obligations from affiliates, deficiency notes and the Company’s line of credit payable also approximate fair value since these instruments bear market rates of interest. None of these instruments are held for trading purposes.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

On October 10, 2008, the FASB issued FSP 157-3 (“FSP 157-3”), Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active.  FSP 157-3 clarifies the application of Statement 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for the financial asset is not active.  FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP 157-3 has not had a material impact on the Company’s financial position or results of operations.

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

In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS 141”), and Statement No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 141R modifies the accounting and disclosure requirements for business combinations and broadens the scope of the previous standard to apply to all transactions in which one entity obtains control over another business. SFAS 160 establishes new accounting and reporting standards for non-controlling interests in subsidiaries. The Company will be required to apply the provisions of the new standards in the first quarter of 2009. Early adoption is not permitted for these new standards.  The Company is in the process of evaluating the effect that SFAS 141R and SFAS 160 will have on the Company.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 is effective beginning in fiscal year 2008.  The adoption of FAS 159 has not had a material impact on the Company’s financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however the application of this statement may change current practice. The requirements of SFAS 157 are first effective for the Company for the fiscal year beginning January 1, 2008. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter 2009. Accordingly, the Company’s adoption of this standard on January 1, 2008 is limited to financial assets and liabilities.  The Company’s adoption of SFAS 157 has not had a material impact on the Company’s financial condition or results of operations. However, the Company is still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore has not yet determined the impact that it will have on the Company’s financial statements upon full adoption.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

C. DEFICIENCY NOTES – AFFILIATE AND NON-AFFILIATE

The Company has made loans in the normal course of business to affiliates and non-affiliates, the proceeds from which have been used to originate underlying loans that are pledged to the Company as security for such obligations.  When principal and interest on an underlying loan is due in full, at maturity or otherwise, the corresponding obligation owed by the originating company to the Company is also due in full.  If the borrower or the Company foreclosed on property securing an underlying loan, or if the Company foreclosed on property securing a purchased loan, and the proceeds from the sale were insufficient to pay the loan in full, the originating company had the option of (1) repaying the outstanding balance owed to the Company associated with the underlying loan or purchased loan, as the case may be, or (2) delivering to the Company an unsecured deficiency note in the amount of the deficiency.

As of December 31, 2008, the Company had two deficiency notes with non-affiliates in the amount of approximately $6,981,000.  One note in the amount of approximately $ 1,726,000 bears interest at a rate of 14% per annum.  The second note is in the amount of approximately $5,255,000 and the Company does not accrue interest on this note as the underlying collateral approximates the note balance. As of December 31, 2007, the Company had one deficiency note with a non-affiliate in the amount of approximately $1,726,000.  The note bears interest at a rate of 14% per annum.

As of December 31, 2007, UMTHLC executed a variable amount promissory note to the Company in the amount of $5,100,000 to evidence its deficiency obligations to the Company.  The initial principal amount of the note was approximately $1,848,000. The principal balance as of December 31, 2008 is $5,332,000. The principal balance will fluctuate from time to time based on the underlying loan activity and the amount of deficiencies realized by the affiliate.  The note bears interest at a rate of 10%, and requires monthly principal and interest payments based on a ten-year amortization for the outstanding principal balance.  The note is secured by a limited guaranty by UMTHGS, the Advisor, equal to a monthly amount not to exceed 33% of the advisory fee received by UMTHGS under the terms of its advisory agreement with the Company.

D. LINE OF CREDIT PAYABLE

During 2006 the Company increased its existing line of credit from $17 million to $30 million. The line of credit was collateralized by certain interim loans. Interest on the outstanding balance accrues at the higher of the Prime Rate or the sum of the Federal Funds Rate plus 1/2% per annum (8.75% as of December 31, 2006.) The note expired and was paid in full on November 8, 2007. Management is currently negotiating with lenders to replace this credit facility on terms similar or more favorable terms than the expiring credit facility. Under the terms of its Declaration of Trust, the Company may borrow an amount up to 50% of the Company’s Net Assets (total assets less liabilities).  The Company had no outstanding credit facility at December 31, 2008.

E.  OPTIONS TO PURCHASE SHARES OF BENEFICIAL INTEREST

For each year in which an Independent Trustee of the Company serves, the Trustee receives 5-year options vested upon grant to purchase 2,500 shares of Company stock at $20 per share.

Following is a summary of the options transactions:

	2008	2007	2006
Outstanding at beginning of year	37,500	35,000	37,500
Granted	10,000	10,000	5,000
Expired	(27,500)	(7,500)	(7,500)
Exercised	--	--	--
Outstanding at end of year	20,000	37,500	35,000
Exercisable at end of year	20,000	37,500	35,000
Exercise price per share	$20	$20	$20

F.  RELATED PARTY TRANSACTIONS

1) UMT Holdings, L.P. (“UMTH”) is a Delaware limited partnership which is in the real estate finance business. UMTH holds a 99.9% limited partnership interest in UMTH Lending Company, L.P., which originates interim loans that the Company is assigned,  UMTH Land Development, L.P., which holds a 50% profit interest in UDF and acts as UDF's asset manager, and Prospect Service Corp.(“PSC”), which services the Company’s residential mortgages and contracts for deed and manages the Company’s REO. In addition, UMTH has a limited guarantee of the obligations of CRG, RAFC and SCMI under the Secured Notes.  United Development Funding III, L.P., (“UDF III”) which is controlled by UMTH Land Development, L.P., has previously provided a limited guarantee of the UDF line of credit. The Company’s President, Christine “Cricket” Griffin, is a partner of UMTH.

2) UMTH Lending Company, L.P. (“UMTHLC”) is a Delaware limited partnership, and subsidiary of UMTH.  The Company has loaned money to UMTHLC so it can make loans to its borrowers. The loans are collaterally assigned to the Company, as security for the promissory note between UMTHLC and the Company. The unpaid principal balance of the loans at December 31, 2008 and 2007 was approximately $18,195,000 and $19,776,000, respectively.

3) Capital Reserve Group, Inc. (“CRG”) is a Texas corporation that is 50% owned by Todd Etter and William Lowe, partners of UMTH, which owns the Advisor.  CRG was in the business of financing home purchases and renovations by real estate investors. The Company loaned money to CRG to make loans to other borrowers. During 2006 the Company took direct assignment of the remaining loans from CRG with full recourse. The unpaid principal balance of the loans at December 31, 2008 and 2007 was approximately $0.

4) Ready America Funding (“RAFC”) is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter. RAFC is in the business of financing interim loans for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors. The Company continues to directly fund obligations under one existing RAFC loan, which was collaterally assigned to the Company, but does not fund new originations. The unpaid principal balance of the loans at December 31, 2008 and 2007 was approximately $23,380,000 and $21,866,000, respectively.

5) Wonder Funding, LP (“Wonder”) is a Delaware limited partnership that is owned by Ready Mortgage Corp. (“RMC”). RMC is beneficially owned by Craig Pettit.  Wonder is in the business of financing interim loans for the purchase of land and the construction of single family homes.  The Company has ceased funding any new originations.  As of December 31, 2008, all remaining obligations owed by Wonder to the Company are included in the recourse obligations discussed below.

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

Name	Initial principal amount	Balance at December 31, 2008	Promissory Note principal amount (2)	Units pledged as security	C Units distributed during 2008	Units remaining	Nominal Collateral Value (3)
CRG	$2,725,442	$4,491,558	$4,300,000	4,984 Class C and 2,710 Class D	205	3,752 Class C and 2,710 Class D	$3,752,000
RAFC	$3,243,369	$6,643,111	$7,100,000	11,165Class C, 6,659 Class D & 1,066 Class EIA	290	9,530 Class C, 6,659 Class D & and 1,066 EIA	$9,530,000 1,066,000
SCMI	$3,295,422	$3,485,326	$3,488,643	4,545 Class C and 3,000 Class D	158	3,077 Class C and 3,000 Class D	$3,077,000
RAF / Wonder(1)	$1,348,464	$1,958,489	$1,400,000	1,657 Class C	-	1,657 Class C	$1,657,000
Wonder Indemnification (1)	n/a	n/a	n/a	$1,134,000	$77,000	n/a	$942,000
Totals	$10,612,697	$16,578,484	$16,288,643				$20,024,000

(1)
Wonder is collateralized by an indemnification agreement from RMC in the amount of $1,134,000, which includes the pledge of 3,870 C Units.  2,213 of the pledged C Units also cross-collateralize the RAFC obligation.

(2)
The CRG and Wonder balances at December 31, 2008 exceeded the stated principal amount per their variable Secured Notes by approximately $192,000 and $558,000, respectively.  Per the terms of the Secured Notes, the unpaid principal balance may be greater or less than the initial principal amount of the note and is not considered an event of default.  The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the Unpaid Principal Balance (“UPB”) that we originally anticipated and outpaced the minimum principal reductions scheduled for the loans.

(3)
Nominal collateral value does not reflect pledge of D units of limited partnership interest of UMTH held by WLL, Ltd., RAFC and KLA, Ltd.  UMTH D units represent equity interests in UMT Holdings, LP.  Pledge of the UMTH D units entitles the beneficiary to a pro-rata share of UMTH partnership D unit cash distributions.

The CRG and Wonder balances at December 31, 2008 exceeded the stated principal amount per their variable Secured Notes by approximately $192,000 and $558,000, respectively.  Per the terms of the Secured Notes, the unpaid principal balance may be greater or less than the initial principal amount of the note and is not considered an event of default.  The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the Unpaid Principal Balance (“UPB”) that management originally anticipated and out paced the minimum principal reductions scheduled for the loans.

Through September 2007, the Secured Notes incurred interest at a rate of 10% per annum. The CRG, RAFC and RAF/Wonder Secured Notes amortize over 15 years. The SCMI Secured Note amortizes over approximately 22 years, which was the initial amortization of the deficiency notes from SCMI that were consolidated. The Secured Notes required the originating company to make monthly payments equal to the greater of (1) principal and interest amortized over 180 months and 264 months, respectively, or (2) the amount of any distributions paid to the originating company with respect to the pledged Class C and EIA units.  Effective, October, 2007, the recourse loans were modified to accommodate the anticipated increases in principal balances throughout the remaining liquidation periods of the underlying assets, suspended the principal component of the amortized loans for the period of July 2007 through June 2009, and reduced the interest rate from 10% to 6%.

The Secured Notes have also been guaranteed by the following entities under the arrangements described below, all of which are dated effective December 31, 2005:

-	UMT Holdings. This guaranty is limited to a maximum of $10,582,336 due under all of the Secured Notes and is unsecured.
-
WLL, Ltd., an affiliate of CRG. This guaranty is of all amounts due under Secured Note from CRG is non-recourse and is secured by an assignment of 2,492 Class C Units and 1,355 Class D units of limited partnership interest of UMT Holdings held by WLL, Ltd.

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

As a condition of the Amendment, UDF III, a newly formed public limited partnership that is affiliated with UDF and with the Company’s Advisor, had provided a guarantee of payment and performance of the Loan up to $30 million.  The Company released the UDF III Guarantee effective January 1, 2008.

On September 19,  2008, UMT entered into an Economic Interest Participation Agreement with UDF III pursuant to which UDF III purchased (i) an economic interest in the $45,000,000 revolving credit facility (“Loan”) from UMT to UDF I and (ii) a purchase option to acquire a full ownership participation interest in the Loan (the “Option”).

The Loan is the $45,000,000 revolving line of credit facility evidenced by a Second Amended and Restated Secured Line of Credit Promissory Note dated as of June 20, 2006, as modified by an amendment effective September 1, 2006 (as amended, the “Amendment””). The UMT Loan is secured by a security interest in the assets of UDF including UDF's land development loans and equity investments pursuant to the First Amended and Restated Security Agreement dated as of September 30, 2004, executed by UDF in favor of UMT (the “Security Agreement”).

Pursuant to the Economic Interest Agreement, each time UDF requests an advance of principal under the UMT Loan, UDF III will fund the required amount to UMT and UDF III’s economic interest in the UMT Loan increases proportionately.  UDF III’s economic interest in the UMT Loan gives UDF III the right to receive payment from UMT of principal and accrued interest relating to amounts funded by UDF III to UMT which are applied towards UMT’s funding obligations to UDF under the UMT Loan.  UDF III may abate its funding obligations under the Economic Participation Agreement at any time for a period of up to twelve months by giving UMT notice of the abatement.

The Option gives UDF III the right to convert its economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Loan and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while UDF III owns an economic interest in the UMT Loan.  If UDF III exercises its Option and acquires a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UDF III and UMT will participate in the control and management of the UMT Loan.  The UMT Loan matures on December 31, 2009.  The purpose of the UMT Loan is to finance UDF's investments in real estate development projects.  The UMT Loan interest rate is the lower of 14% or the highest rate allowed by law.  UDF may use the UMT Loan proceeds to finance  indebtedness associated with the acquisition of any assets to seek income that qualifies under the Real Estate Investment Trust provisions of the Internal Revenue Code to the extent such indebtedness, including indebtedness financed by funds advanced under the UMT Loan and indebtedness financed by funds advanced from any other source, including Senior Debt, is no less than 85% of 80% (68%) of the appraised value of all subordinate loans and equity interests for land development and/or land acquisition owned by UDF and 75% for first lien secured loans for land development and/or acquisitions owned by UDF.  At December 31, 2008 UDF III had funded approximately $38,322,000 to UDF under this agreement.

The UMT Loan is subordinate to UDF Senior Debt, which includes a line of credit provided by Textron Financial Corporation in the amount of $30,000,000, and all other indebtedness of UDF to any national or state chartered banking association or other institutional lender that is approved by UMT in writing.

8) Loans made to affiliates of the Advisor. Below is a table of the aggregate principal amount of mortgages funded each year indicated, from the companies affiliated with the Advisor, and named in the table and aggregate amount of draws made by UDF under the line of credit, during the three years indicated:

Affiliated Company	2008	2007	2006
CRG	--	$40,000	$152,000
RAFC	$2,700,000	$6,316,000	$11,804,000
UMTHLC	$2,555,000	$38,790,000	$59,023,000
UDF	$15,800,000	$3,936,000	$16,562,000

All loans purchased from affiliates during the past three years have been purchased at par value.

9) Until July 31, 2006 the Company’s Advisor was UMTA. As of August 1, 2006, (now subject to an Advisory Agreement effective January 1, 2008) the Company entered into an Advisory Agreement with UMTHGS. Under the terms of the agreement, UMTHGS is paid a monthly trust administration fee. The fee is calculated monthly depending on the Company’s annual distribution rate, ranging from 1/12th of 1% up to 1/12th of 2% of the amount of average invested assets per month.  During 2008, 2007, and 2006 the net fees paid to the Company’s Advisors were approximately $1,074,000, $872,000, and $843,000, respectively.  Upon entering into the Advisory Agreement with UMTHGS, they agreed to pay the Company $500,000 and assume the $377,000 due from the previous advisor over a period of 12 months. During 2007 and 2006, approximately $300,000 and $200,000, respectively, of the consideration fee was received by the Company and netted against trust administration fees, while $200,000 and $157,000 of the assumed debt was paid in 2007 and 2006, respectively.

The agreement also provides for a subordinated incentive fee equal to 25% of the amount by which the Company’s net income for a year exceeds a 10% per annum non-compounded cumulative return on its adjusted contributions. No incentive fee was paid during 2008, 2007 or 2006. In addition, for each year in which it receives a subordinated incentive fee, the Advisor will receive a 5-year option to purchase 10,000 Shares at a price of $20.00 per share (not to exceed 50,000 shares). As of December 31, 2008 and 2007, the Advisor has not received options to purchase shares under this arrangement.

The Advisor and its affiliates are also entitled to reimbursement of costs of goods, materials and services obtained from unaffiliated third parties for the Company’s benefit, except for note servicing and for travel and expenses incurred in connection with efforts to acquire investments for the Company or to dispose of any of its investments.  During 2008 and 2007, the Company paid the Advisor $76,000 each year as reimbursement for costs associated with providing shareholder relations activities.  No such costs were reimbursed in 2006.

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

10) The Company pays loan servicing fees to PSC, a subsidiary of UMTH, under the terms of a Mortgage Servicing Agreement. The Company paid loan servicing fees of approximately $6,000, $10,000, and $20,000 during 2008, 2007, and 2006, respectively.

11) RMC, a Texas based real estate finance company, is owned by Craig Pettit, who is a limited partner of UMTH.  The Company loaned money to RMC to make loans to its borrowers.  The loans were collaterally assigned to the Company as security for the promissory note between RMC and the Company.  There were no outstanding borrowings owed to the Company from RMC as of December 31, 2008 and 2007.

12) REOPC was a Texas limited partnership owned by UMTH.  Its mission was to manage and sell REO properties, including the Company’s, for which it received a fee.  The Company loaned money to REOPC to acquire foreclosed properties from CRG and UMTHLC.  There were no unpaid principal balances owed to the Company as of December 31, 2008, 2007 and 2006.  Until September 2006, when PSC assumed management of REOPC, the Company paid a monthly loan servicing fee based on 0.8% of the Company’s basis in the property.  Fees paid to REOPC were $0 in 2008 and 2007, and $18,000 in 2006.  The Company also paid real estate commissions to REOPC of approximately $22,000 in 2006.  No commissions were paid in 2008 or 2007.

G. TERMINATION OF MERGER AGREEMENT

On June 13, 2006, the Board of Trustees voted to take no action to prevent the Agreement and Plan of Merger dated September 1, 2005 ("Merger Agreement") between the Company and UMTH pursuant to which the Company would have merged with and into UMTH ("Merger") from terminating for failure to satisfy the condition that the Merger Agreement would terminate if the Merger was not consummated by June 30, 2006. On June 13, 2006, the Company received a letter from UMTH in which UMTH also expressed the view that the Merger would terminate on June 30, 2006. On June 30, 2006 the merger terminated and as a result the Company wrote-off approximately $1,040,000 in capitalized merger costs as reflected in the statement of income. The Company did not incur any termination penalties as a result of the termination of the merger.

H.  COMMITMENTS AND CONTINGENCIES

The Company’s shares are not traded on an exchange. Below is a description of the Company’s Share Redemption Plan (“SRP”) and Dividend Reinvestment Plan (“DRIP”).

On March 18, 2009, the Board approved certain modifications to the Company’s SRP and its DRIP. Pursuant to the requirements of the SRP and the DRIP, the Company sent its shareholders notice of amendment of the SRP and the DRIP, both to be effective on May 1, 2009. The modifications consist of the following:

Modifications to the Share Redemption Plan (SRP)

The redemption price shall be equal to the “Net Asset Value” (NAV) as of the end of the month prior to the month in which the redemption is made. The NAV will be established by our Board of Trustees no less frequently than each calendar quarter. For reference, at December 31, 2008 the NAV was $16.03 per share. Under the current SRP, the redemption price is $20.00 per share. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests. A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that that the request is made within 270 days after of the event giving rise to such exigent circumstances.  Previously, there was no hardship exemption. Shares will be redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter will be carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Previously, shares were redeemed monthly. Repurchases are subject to cash availability and Trustee discretion. Previously, the SRP provided that repurchases were subject to the availability of cash from the DRIP or the Company’s credit line.

Modifications to the Dividend Reinvestment Plan (DRIP)

Effective May 1, 2009, our DRIP share purchase price will be set at the NAV. Previously, the share purchase price was $20.00 per share.

I.  CONCENTRATION OF CREDIT

Financial instruments that potentially expose the Company to concentrations of credit risk are primarily temporary cash equivalents, mortgage notes receivable, investment in trust receivable, line of credit receivable, deficiency notes and recourse obligations from affiliates.  The Company maintains deposits in financial institutions that may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”).   The Company has not experienced any losses related to amounts in excess of FDIC limits.

At December 31, 2008, 2007, and 2006, 38%, 58% and 59%, respectively, of the Company’s investments were secured by property located in Texas. All of the Company’s mortgage investments are in the United States.

Interim loans made to affiliates of the Company’s Advisor, lines of credit receivable, deficiency notes and recourse obligations are monitored by the Company for collectability, and the Company believes the unreserved amounts will be fully collectible.

J. QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected financial data (unaudited) for the years ended December 31, 2008 and 2007 is set forth below:

2008	Revenues	Net Income	Net Income (Loss) Per Share Basic/Diluted	Weighted Average Shares Outstanding
First quarter	$3,183,861	$2,420,353	$0.37	6,597,822
Second quarter	3,039,734	1,184,624	0.18	6,562,940
Third quarter	2,757,608	1,936,674	0.30	6,513,696
Fourth quarter	2,191,479	1,241,134	0.19	6,456,559

For the year	$11,172,682	$6,782,785	$1.04	6,535,278

2007	Revenues	Net Income	Net Income (Loss) Per Share Basic/Diluted	Weighted Average Shares Outstanding
First quarter	$4,515,343	$3,510,224	$0.51	6,891,364
Second quarter	4,313,425	3,005,544	0.44	6,867,182
Third quarter	4,410,483	2,469,894	0.36	6,770,599
Fourth quarter	3,593,593	1,822,255	0.28	6,670,529

For the year	$16,832,844	$10,807,917	$1.59	6,805,072

K. SUBSEQUENT EVENTS

On December 31, 2008, we had 6,436,569 shares outstanding compared to 6,649,916, and 6,917,443 shares outstanding at December 31, 2007 and 2006, respectively. The decrease in shares is the net between fewer DRIP shares issued and more SRP shares repurchased. The shares were held by 2,244, 2,373, and 2,760 beneficial owners in 2008, 2007 and 2006, respectively. No single shareholder owned 5% or more of our outstanding shares.

On March 18, 2009, the Board approved certain modifications to the Company’s SRP and its DRIP which modifications were disclosed in a Report on Form 8-K which we filed with the SEC on March 19, 2009. Pursuant to the requirements of the SRP and the DRIP, the Company sent its shareholders notice of amendment of the SRP and the DRIP, both to be effective on May 1, 2009. The modifications consist of the following:

Modifications to the Share Repurchase Plan (SRP)

The redemption price shall be equal to the “Net Asset Value” (NAV) as of the end of the month prior to the month in which the redemption is made. The NAV will be established by our Board of Trustees no less frequently than each calendar quarter. For reference, at December 31, 2008 the NAV was $16.03 per share. Under the current SRP, the redemption price is $20.00 per share. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests. A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that that the request is made within 270 days after of the event giving rise to such exigent circumstances.  Previously, there was no hardship exemption. Shares will be redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter will be carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Previously, shares were redeemed monthly. Repurchases are subject to cash availability and Trustee discretion. Previously, the SRP provided that repurchases were subject to the availability of cash from the DRIP or the Company’s credit line.

Modifications to the Dividend Reinvestment Plan (DRIP)

Effective May 1, 2009, our DRIP share purchase price will be set at the NAV. Previously, the share purchase price was $20.00 per share.

Please refer to our Report on Form 8-K filed on March 19, 2009 for further information about the modifications to the SRP and DRIP.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2008 was performed by the Company’s Principal Executive Officer and Principal Financial Officer.  Based on such evaluation, management has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

Management’s Report on Internal Control Over Financial Reporting

The Management of UMTHGS, the Company’s Advisor, is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2008. The internal control process of UMTHGS, as is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

1.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that the Company’s receipts and expenditures are being made only in accordance with authorization of management, and

2.
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

Management assessed the effectiveness of its internal control over financial reporting, as is applicable to the Company, as of December 31, 2008. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that the Advisor’s internal control over financial reporting, as is applicable to the Company, was effective as of December 31, 2008.

The Company is a “smaller reporting company” for the 2008 fiscal year. Accordingly, the Company’s independent registered public accounting firm is not currently required to issue an audit report on the Company’s internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter of 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
    We do not have any employees. The trustees are responsible for the overall management and control of the Company’s business.  The Advisor manages the day-to-day operations and The Company has retained the Advisor to use its best efforts to seek out and present to management suitable and a sufficient number of investment opportunities that are consistent with the Company’s investment policies and objectives.

The Company’s Declaration of Trust provides for not less than three or more than nine trustees, a majority of which must be independent trustees, except for a period of 60 days after the death, removal or resignation of an independent trustee. Each trustee serves for a one-year term. There are currently five trustees, four of which are independent trustees.

THE COMPANY’S TRUSTEES AND OFFICERS

The Company’s trustees and officers are as follows:

Name	Age	Offices Held
Christine "Cricket" Griffin	56	Trustee, Chairman of the Board, President, Chief Executive Officer, and Chief Financial Officer
Michele A. Cadwell	57	Independent Trustee
Charles Michael Gillis, JDs	58	Independent Trustee
Phillip K. Marshall	59	Independent Trustee
Roger C. Wadsworth	61	Independent Trustee

Douglas R. Evans served as a Trustee during 2007 and 2006 until his resignation on April 2, 2008. Mr. Gillis was elected to the Board of Trustees on April 30, 2008 to fill the vacancy created by Mr. Evan’s resignation.

Christine “Cricket” Griffin has been our President, Chief Executive Officer, and Chief Financial Officer and a Trustee since July 1996. Since 2003 Ms. Griffin has been a limited partner of UMTH, which owns our Advisor. From 2003 until 2006 she was secretary for UMTH and President of UMTHGS. From June 1995 until July 1996, Ms. Griffin served as Chief Financial Officer of SCMI, a Texas based mortgage banking firm that is an Affiliate of the Advisor and that sold Mortgages Investments to us and provides mortgage servicing services for us. Her responsibilities at SCMI included day-to-day bookkeeping through financial statement preparation, mortgage warehouse lines administration, and investor communications and reporting.  Additionally, Ms. Griffin was responsible for researching and implementing a note servicing system for SCMI and its sub servicer.  Before joining SCMI, Ms. Griffin was Vice President of Woodbine Petroleum, Inc., a publicly traded oil and gas company for 10 years, during which time her responsibilities included regulatory reporting, shareholder relations, and supervision. Ms. Griffin is a 1978 graduate of George Mason University, Virginia with a Bachelor of Arts degree, summa cum laude, in Politics and Government. Ms. Griffin is a member of the Audit Committee, Liquidity Committee, and Investment Committee.

Michele A. Cadwell has been one of the Company’s trustees since August 1997.  She was a fee attorney for Commonwealth Land Title of Dallas, Texas, from 1999 until May, 2006, when she returned to private practice as an attorney for the oil and gas industry. From 1998 to 1999, Ms. Cadwell was Manager – Onshore Land Operations with EEX Corp.  Her primary responsibilities included drafting and negotiating exploration and marketing agreements, analysis of legislation and regulatory proposals, researching complex mineral titles, organization and management of non-core property divestitures, settlement of land owner disputes and advising and testifying on matters before the Oklahoma Corporation Commission.  From 1980 until 1998 she was employed with Enserch Exploration, Inc. as Senior Land Representative.  Ms. Cadwell is a 1974 graduate of the University of Oklahoma with a Bachelors of Arts Degree in English and a Juris Doctor Degree in 1978. She is admitted to both the Oklahoma and Texas bars.  Ms. Cadwell is a member of the Investment Committee, Business Model Committee, and Liquidity Committee.

Phillip K. Marshall has served as one of the Company’s independent trustees since September, 2006.  Mr. Marshall is a certified public accountant in the State of Texas. From May, 2007 to the present, Mr. Marshall has served as Chief Financial Officer of Rick’s Cabaret International, Inc., a publicly traded restaurant and entertainment company.  From 2003 to May 2007, he has served as Chief Financial Officer of CDT Systems, Inc., a publicly-held company located in Addison, Texas that is engaged in water technology. From 2001 to 2003, he was a principal of Whitley Penn, independent certified public accountants. Prior to 2001, Mr. Marshall served as Director of Audit Services at Jackson & Rhodes PC and was previously an audit partner at Toombs, Hall and Foster and at KPMG Peat Marwick. Mr. Marshall received a BBA in Accounting, Texas State University in 1972.  Mr. Marshall is a member of the Audit Committee.  Mr. Marshall is a member of the Audit Committee, Financial Reporting Committee, and Liquidity Committee.

Roger C. Wadsworth has served as one of the Company’s independent trustees since September 2006.  Mr. Wadsworth has been the Chief Operating Officer of IMS Securities, Inc., a National Association of Securities Dealers member firm, since 2002. He holds a Series 7, 24, and 66 FINRA License and is a licensed insurance agent in the State of Texas. Since 2003, he has also served as the National Director and Board Member of The National Due Diligence Alliance, Inc., a non-profit trade association of Independent FINRA Broker-Dealer firms. From 1988 to 2002, he served as the Senior Vice President & Chief Administrative Officer of INVESTools, Inc. NASDAQ: SWIM (formerly Telescan, Inc.), a publicly-held company in the financial data, information, and analysis industry. Prior to 1988, he was the Co-Founder and Vice President of Information Management Services, Inc., a financial consulting and management firm. Mr. Wadsworth received a Bachelor of Business Administration in Finance from the University of Houston in 1971.  Mr. Wadsworth is a member of the Investment Committee, Business Model Committee, and Audit Committee.

Charles Michael Gillis is the most recent person to join the Company as an independent trustee.  Mr. Gillis is an attorney who has been in private practice since 1978.  From 1988 through 2000, Mr. Gillis was a partner in the law firm of Gillis & Slogar.  From 2000 through the present, Mr. Gillis is a partner at the law firm of Gillis, Paris & Heinrich, PLLC in Houston, Texas.  Mr. Gillis practices in the area of Federal income tax with an emphasis on real estate, mergers and acquisitions and international taxation.  Mr. Gillis has been an expert witness in legal matters involving Federal income tax and securities.  Mr. Gillis is a 1971 graduate of the University of California at Los Angeles, a 1974 graduate of Bates College of Law, University of Houston (and a member of its honor society) and a 1975 Masters of Law (In Taxation) graduate of New York University.  He is admitted to both the Texas and California bars.  Mr. Gillis has been frequently listed in The Bar Register of Preeminent Lawyers published by Martindale-Hubbell.

The Company did not have an audit committee during 2006 because the Company did not have a trustee that met the criteria for an audit committee financial expert. With the addition of Mr. Marshall as an Independent Trustee and the qualified accounting staff of the Company’s Advisor, the Company formed an audit committee in 2007.

THE ADVISOR

Effective on August 1, 2006, (now subject to an Advisory Agreement effective January 1, 2008) the Company entered into an Advisory Agreement with UMTHGS (“Advisor”) to manage the Company’s affairs and to select the investments the Company purchases. The Company’s President, Christine “Cricket” Griffin, is a partner of UMTH, the parent company of the Company’s Advisor. The Advisor is controlled by UMT Services, Inc., the general partner of UMT Holdings, L.P. Todd F. Etter, Hollis M. Greenlaw and Michael K. Wilson are directors of UMT Services, Inc.

The directors and officers of UMT Services, Inc. and UMTHGS are set forth below.

Name	Age	Offices Held
Todd F. Etter	58	Chairman and Director of UMT Services, Inc.
Hollis M. Greenlaw	44	Director and Chief Executive Officer of UMT Services, Inc.
Michael K. Wilson	46	Director of UMT Services, Inc.
David A. Hanson	45	President of UMTHGS and CFO of UMTH

Theodore “Todd” F. Etter, Jr.  Mr. Etter serves as the Executive Vice President of UMTH LD and has served as a director, partner and Chairman of UMT Services, the general partner of UMT Holdings and UMTH LD, since March 2003. UMT Holdings originates, purchases, sells and services interim loans for the purchase and renovation of single-family homes and land development loans through its subsidiaries UMTH Lending Company, L.P. and UMTH LD, and it provides real estate-related corporate finance services through its subsidiaries. UMTH GS, a subsidiary of UMT Holdings, has served as the advisor to United Mortgage Trust since August 1, 2006. Mr. Etter serves as Chairman of the general partner of UDF I and UDF II and Executive Vice President of the general partner of UDF III, each of which are limited partnerships formed to originate, purchase, sell and service land development loans and/or equity participations. Since 2000, Mr. Etter has been the Chairman of UMT Advisors, Inc., which served as the advisor to United Mortgage Trust from 2000 through July 31, 2006, and since 1996, he has been Chairman of Mortgage Trust Advisors, Inc., which served as the advisor to United Mortgage Trust from 1996 to 2000. Subsequent to the completion of the terms of their advisory agreements with United Mortgage Trust, neither UMT Advisors, Inc. nor Mortgage Trust Advisors, Inc. has been engaged in providing advisory services. Mr. Etter has overseen the growth of United Mortgage Trust from its inception in 1997 to over $150 million in capital. Since 1998, Mr. Etter has been a 50% owner of and has served as a director of Capital Reserve Corp. Since 2002, he has served as an owner and director of Ready America Funding Corp. Both Capital Reserve Corp. and Ready America Funding Corp. are Texas corporations that originate, sell and service mortgage loans for the purchase, renovation and construction of single-family homes. In 1992, Mr. Etter formed, and since that date has served as President of, South Central Mortgage, Inc. (“SCMI”), a Dallas, Texas-based mortgage banking firm. In July 2003, Mr. Etter consolidated his business interests in Capital Reserve Corp., Ready America Funding Corp. and SCMI into UMT Holdings. From 1980 through 1987, Mr. Etter served as a Principal of South Central Securities, an NASD member firm. In 1985, he formed South Central Financial Group, Inc., a Dallas, Texas-based investment banking firm, and he continues to serve as its President; however, since 1992, South Central Financial Group, Inc. has not actively engaged in investment banking activities. From 1974 through 1981, he was Vice President of Crawford, Etter and Associates, a residential development, marketing, finance and construction company. Since February 2004, Mr. Etter has served as an Advisory Director of American Bank of Commerce, Plano, Texas. Mr. Etter received a Bachelor of Arts degree from Michigan State University in 1972.

Hollis M. Greenlaw.  Mr. Greenlaw has served as President and Chief Executive Officer of UMTH LD since March 2003. He also has served as partner, President and Chief Executive Officer of UMT Holdings and as President, Chief Executive Officer and a director of UMT Services since March 2003. From March 2003 through December 2007, Mr. Greenlaw directed the funding of over approximately $237 million in loans and land banking transactions and over $86 million of equity investments for UDF I and UDF II, and over $132 million in loans for UDF III. During that same period, UDF I and UDF II received over approximately $184 million in loan repayments and over $31 million in equity investment distributions, and since inception, UDF III has received over $32 million in repayments. Since May 1997, Mr. Greenlaw has been a partner of The Hartnett Group, Ltd., a closely-held private investment company managing over $40 million in assets. The Hartnett Group, Ltd. and its affiliated companies engage in securities and futures trading; acquire, develop, and sell real estate, including single-family housing developments, commercial office buildings, retail buildings and apartment homes; own several restaurant concepts throughout the United States; and make venture capital investments. From March 1997 until June 2003, Mr. Greenlaw served as Chairman, President and CEO of a multi-family real estate development and management company owned primarily by The Hartnett Group, Ltd. and developed seven multi-family communities in Arizona, Texas and Louisiana with a portfolio value exceeding $80 million. Prior to joining The Hartnett Group, Ltd., from 1992 until 1997, Mr. Greenlaw was an attorney with the Washington, D.C. law firm of Williams & Connolly, where he practiced business and tax law. Mr. Greenlaw received a Bachelor of Arts degree from Bowdoin College in 1986, where he was a James Bowdoin Scholar and elected to Phi Beta Kappa, and received a Juris Doctorate from the Columbia University School of Law in 1990. Mr. Greenlaw is a member of the Maine, District of Columbia and Texas bars.

Michael K. Wilson.  Mr. Wilson has served as President of UMTH FS and as Executive Vice President and a director of UMT Services since August 2005 and has been a partner of UMT Holdings since January 2007. Mr. Wilson is currently responsible for Sales, Marketing and Investor Relations for UMT Holdings, and from August 2005 through June 2008 directed the capital raise of over approximately $200 million in United Development Funding securities through independent FINRA-member broker-dealers. From January 2004 through July 2005, Mr. Wilson served as Senior Vice President of Marketing for UMT Holdings. From January 2003 through January 2004, Mr. Wilson served as Senior Vice President of Operations of Interelate, Inc., a marketing services business process outsourcing firm. From September 2001 to December 2002, Mr. Wilson was the sole principal of Applied Focus, LLC, an independent management consulting company that provided management consulting services to executives of private technology companies. Mr. Wilson continues to serve as a consultant for Applied Focus, LLC. From April 1998 to September 2001, Mr. Wilson served as Senior Director and Vice President of Matchlogic, the online database marketing division of Excite@Home, where he directed outsourced ad management and database marketing services for Global 500 clients including General Motors and Procter & Gamble. From July 1985 to April 1998, Mr. Wilson was employed with Electronic Data Systems in Detroit, Michigan where he led several multi-million dollar IT services engagements in the automotive industry, including GM OnStar. Mr. Wilson is a registered representative of IMS Securities, a FINRA-member firm. Mr. Wilson graduated from Oakland University in 1985 with a Bachelor of Science degree in Management Information Systems and earned a Master of Business Administration degree from Wayne State University in 1992.

David A. Hanson.  Since June of 2007 Mr. Hanson has served as President, Chief Operating Officer and Chief Accounting Officer for UMTH General Services, LP. Mr. Hanson also serves as Chief Financial Officer of UMT Services. Mr. Hanson has over 20 years of experience as a financial executive in the residential housing industry as an accountant with an international public accounting firm. From 2006 to 2007, he was a Director of Land Finance for the Central/Eastern Region at Meritage Homes Corporation (Meritage), the twelfth largest publicly traded homebuilder. While at Meritage, Mr. Hanson handled all aspects of establishing, financing, administering and monitoring off-balance sheet FIN 46 compliant entities for the Central/Eastern Region. From 2001 to 2006, he was employed with Lennar Corporation, a national homebuilding company, as the Regional Finance Manager and served as acting homebuilding Division President, Regional Controller, and Controller for both homebuilding and land divisions. From 1999 to 2001, Mr. Hanson was the Director, Finance and Administration for One, Inc., a technology consulting firm. From 1996 to 1999, Mr. Hanson was the Vice President, Finance and Accounting for MedicalControl, Inc., a publicly traded managed healthcare company. Prior to 1996, he was employed with Arthur Andersen LLP, an international accounting and consulting firm, for approximately nine years. He graduated from the University of Northern Iowa in 1984 with a Bachelor of Arts degree in Financial Management/Economics and in 1985 with a Bachelor of Arts degree in Accounting. He is a Certified Public Accountant and Certified Management Accountant.

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

CODE OF ETHICS

The Company’s Board of Trustees has adopted a Code of Conduct and Business Ethics that is applicable to all trustees, officers and employees of the company. You may obtain a copy of this document free of charge by mailing a written request to: Investor Relations, United Mortgage Trust, 1301 Municipal Way, Suite 220, Grapevine, TX 76051, or by sending an email request to: cgriffin@UMTH.com.  You may also access the Company’s Code of Conduct through the Company’s website: www.unitedmortgagetrust.com

ITEM 11. EXECUTIVE COMPENSATION.

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

The table below provides information on Trustee Compensation:

Name/Year	Fees Earned	Stock Awarded	Value of Options Awarded if Exercised(5)	Non-Equity Incentive Plan Comp.(1)	Change in Pension Value and Non-Qualified Deferred Comp. Earnings (2)	All other Comp.	Total
2008
Christine Griffin (3)	--	--	--	--	--	$52,000	$52,000
Douglas R. Evans (4)	$4,000	--	--	--	--		$4,000
Michele A. Cadwell	$15,000	--	--	--	--		$15,000
Phillip K. Marshall	$16,000	--	--	--	--	--	$16,000
Roger C. Wadsworth	$16,000	--	--	--	--	--	$16,000
Chuck Gillis (4)	$13,000	--	--	--	--	--	$13,000

2007
Christine Griffin (3)	--	--	--	--	--	$50,000	$50,000
Douglas R. Evans	$9,000	--	--	--	--	--	$9,000
Michele A. Cadwell	$9,000	--	--	--	--	--	$9,000
Phillip K. Marshall	$12,000	--	--	--	--	--	$12,000
Roger C. Wadsworth	$10,000	--	--	--	--	--	$10,000

2006
Christine Griffin (3)	--	--	--	--	--	$8,333	$8,333
Douglas R. Evans	$15,000	--	--	--	--	--	$15,000
Michele A. Cadwell	$15,000	--	--	--	--	--	$15,000
Phillip K. Marshall	$1,875	--	--	--	--	--	$1,875
Roger C. Wadsworth	$1,875	--	--	--	--	--	$1,875
Paul R. Guernsey	$3,000	--	--	--	--	--	$3,000
Richard D. O'Connor, Jr.	$3,000	--	--	--	--	--	$3,000

(1) The Company does not have an incentive plan.
(2) The Company does not have a pension plan.
(3) Denotes a Trustee who is not considered an Independent Trustee. Ms. Griffin is not independent because she is an officer of the company. She therefore is not eligible for options or trustee fees. She has received compensation on a consulting basis, subsequent to her retirement from day-to-day operations.

(4) Denotes a Trustee who served less than a full year. Mr. Evans resigned from the board effective, April 2, 2008.  Mr. Gillis was appointed to the board in April 2008, following the resignation of Mr. Evans.

(5) All options are priced at the greater of the Company’s initial offering price of $20 per share or the then current market value and therefore carry no intrinsic value.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of December 31, 2008 by each person who is known to the Company to be the beneficial owner of more than 5% of the Company’s shares and the beneficial ownership of all trustees and officers as a group as of such date.

Name	Number of Shares (1)		Percent of Class
Christine Griffin (2)	-		-
Douglas R. Evans (2)	-	(3)	-
Michele A. Cadwell (2)	7,500	(3)	0.12%
Phillip K. Marshall (2)	5,000	(3)	0.08%
Roger C. Wadsworth (2)	5,000	(3)	0.08%
Chuck Gillis (2)	2,500	(3)	0.04%
All Trustees and Executive Officers as a Group (6 persons)	20,000	(4)	0.31%

(1)
For purposes of this table, shares indicated as being owned beneficially include shares that the beneficial owner has the right to acquire within 60 days of March 1, 2009.  For the purpose of computing the percentage of the outstanding shares owned by a shareholder, shares that may be acquired during the 60 days following March 1, 2009 are deemed to be outstanding securities of the class owned by that shareholder but are not deemed to be outstanding for the purpose of computing the percentage by any other person.

(2)
A trustee and/or executive officer of the Company.  The address of all trustees and officers is c/o United Mortgage Trust, 1301 Municipal Way, Suite 220, Grapevine, TX 76051, telephone (214) 237-9305 or (800)955-7917, facsimile (214) 237-9304.

(3)	Includes shares issuable upon the exercise of stock options at an exercise price of $20.00 per share.

(4)	Includes the shares described in footnote (3) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

1) UMT Holdings, L.P. (“UMTH”) is a Delaware limited partnership which is in the real estate finance business. UMTH holds a 99.9% limited partnership interest in UMTH Lending Company, L.P., which originates interim loans that the Company is assigned,  UMTH Land Development, L.P., which holds a 50% profit interest in UDF and acts as UDF's asset manager, and Prospect Service Corp.(“PSC”), which services the Company’s residential mortgages and contracts for deed and manages the Company’s REO. In addition, UMTH has a limited guarantee of the obligations of CRG, RAFC and SCMI under the Secured Notes.  United Development Funding III, L.P., (“UDF III”) which is controlled by UMTH Land Development, L.P., has previously provided a limited guarantee of the UDF line of credit. The Company’s President, Christine “Cricket” Griffin, is a partner of UMTH.

2) UMTH Lending Company, L.P. (“UMTHLC”) is a Delaware limited partnership, and subsidiary of UMTH.  The Company has loaned and will continue to loan money to UMTHLC so it can make loans to its borrowers. The loans are collaterally assigned to the Company, as security for the promissory note between UMTHLC and the Company. The unpaid principal balance of the loans at December 31, 2008 and 2007 was approximately $18,195,000 and $19,776,000, respectively.

3) Capital Reserve Group, Inc. (“CRG”) is a Texas corporation that is 50% owned by Todd Etter and William Lowe, partners of UMTH, which owns the Advisor.  CRG was in the business of financing home purchases and renovations by real estate investors. The Company loaned money to CRG to make loans to other borrowers. During 2006 the Company took direct assignment of the remaining loans from CRG with full recourse. The unpaid principal balance of the loans at December 31, 2008 and 2007 was approximately $0, respectively.

4) Ready America Funding (“RAFC”) is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter. RAFC is in the business of financing interim loans for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors. The Company continues to directly fund obligations under one existing RAFC loan, which was collaterally assigned to the Company, but does not fund new originations. The unpaid principal balance of the loans at December 31, 2008 and 2007 was approximately $23,380,000 and $21,866,000, respectively.

5) Wonder Funding, LP (“Wonder”) is Delaware limited partnership that is owned by Ready Mortgage Corp. (“RMC”). RMC is beneficially owned by Craig Pettit.  Wonder is in the business of financing interim loans for the purchase of land and the construction of single family homes.  The Company has ceased funding any new originations.  As of December 31, 2008, all remaining obligations owed by Wonder to the Company are included in the recourse obligations discussed below.

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

Name	Initial principal amount	Balance at December 31, 2008	Promissory Note principal amount (2)	Units pledged as security	C Units distributed during 2008	Units remaining	Nominal Collateral Value (3)
CRG	$2,725,442	$4,491,558	$4,300,000	4,984 Class C and 2,710 Class D	205	3,752 Class C and 2,710 Class D	$3,752,000
RAFC	$3,243,369	$6,643,111	$7,100,000	11,165Class C, 6,659 Class D & 1,066 Class EIA	290	9,530 Class C, 6,659 Class D & and 1,066 EIA	$9,530,000 1,066,000
SCMI	$3,295,422	$3,485,326	$3,488,643	4,545 Class C and 3,000 Class D	158	3,077 Class C and 3,000 Class D	$3,077,000
RAF / Wonder(1)	$1,348,464	$1,958,489	$1,400,000	1,657 Class C	-	1,657 Class C	$1,657,000
Wonder Indemnification (1)	n/a	n/a	n/a	$1,134,000	$77,000	n/a	$942,000
Totals	$10,612,697	$16,578,484	$16,288,643				$20,024,000

(1)
Wonder is collateralized by an indemnification agreement from RMC in the amount of $1,134,000, which includes the pledge of 3,870 C Units.  2,213 of the pledged C Units also cross-collateralize the RAFC obligation.

(2)
The CRG and Wonder balances at December 31, 2008 exceeded the stated principal amount per their variable Secured Notes by approximately $192,000 and $558,000, respectively.  Per the terms of the Secured Notes, the unpaid principal balance may be greater or less than the initial principal amount of the note and is not considered an event of default.  The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the Unpaid Principal Balance (“UPB”) that we originally anticipated and outpaced the minimum principal reductions scheduled for the loans.

(3)
Nominal collateral value does not reflect pledge of D units of limited partnership interest of UMTH held by WLL, Ltd., RAFC and KLA, Ltd.  UMTH D units represent equity interests in UMT Holdings, LP.  Pledge of the UMTH D units entitles the beneficiary to a pro-rata share of UMTH partnership D unit cash distributions.

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
·
WLL, Ltd., an affiliate of CRG. This guaranty is of all amounts due under Secured Note from CRG is non-recourse and is secured by an assignment of 2,492 Class C Units and 1,355 Class D units of limited partnership interest of UMT Holdings held by WLL, Ltd.

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

As a condition of the Amendment, UDF III, a newly formed public limited partnership that is affiliated with UDF and with the Company’s Advisor, had provided a guarantee of payment and performance of the Loan up to $30 million.  The Company released the UDF III Guarantee effective January 1, 2008.

On September 19,  2008, UMT entered into an Economic Interest Participation Agreement with UDF III pursuant to which UDF III purchased (i) an economic interest in the $45,000,000 revolving credit facility (“Loan”) from UMT to UDF I and (ii) a purchase option to acquire a full ownership participation interest in the Loan (the “Option”).

The Loan is the $45,000,000 revolving line of credit facility evidenced by a Second Amended and Restated Secured Line of Credit Promissory Note dated as of June 20, 2006, as modified by an amendment effective September 1, 2006 (as amended, the “Amendment”). The UMT Loan is secured by a security interest in the assets of UDF including UDF's land development loans and equity investments pursuant to the First Amended and Restated Security Agreement dated as of September 30, 2004, executed by UDF in favor of UMT (the “Security Agreement”).

Pursuant to the Economic Interest Agreement, each time UDF requests an advance of principal under the UMT Loan, UDF III will fund the required amount to UMT and UDF III’s economic interest in the UMT Loan increases proportionately.  UDF III’s economic interest in the UMT Loan gives UDF III the right to receive payment from UMT of principal and accrued interest relating to amounts funded by UDF III to UMT which are applied towards UMT’s funding obligations to UDF under the UMT Loan.  UDF III may abate its funding obligations under the Economic Participation Agreement at any time for a period of up to twelve months by giving UMT notice of the abatement.

The Option gives UDF III the right to convert its economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Loan and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while UDF III owns an economic interest in the UMT Loan.  If UDF III exercises its Option and acquires a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UDF III and UMT will participate in the control and management of the UMT Loan.  The UMT Loan matures on December 31, 2009.  The purpose of the UMT Loan is to finance UDF's investments in real estate development projects.  The UMT Loan interest rate is the lower of 14% or the highest rate allowed by law.  UDF may use the UMT Loan proceeds to finance  indebtedness associated with the acquisition of any assets to seek income that qualifies under the Real Estate Investment Trust provisions of the Internal Revenue Code to the extent such indebtedness, including indebtedness financed by funds advanced under the UMT Loan and indebtedness financed by funds advanced from any other source, including Senior Debt, is no less than 85% of 80% (68%) of the appraised value of all subordinate loans and equity interests for land development and/or land acquisition owned by UDF and 75% for first lien secured loans for land development and/or acquisitions owned by UDF.  At December 31, 2008 UDF III had funded approximately $38,322,000 to UDF under this agreement.

The UMT Loan is subordinate to UDF Senior Debt, which includes a line of credit provided by Textron Financial Corporation in the amount of $30,000,000, and all other indebtedness of UDF to any national or state chartered banking association or other institutional lender that is approved by UMT in writing.

8) Loans made to affiliates of the Advisor. Below is a table of the aggregate principal amount of mortgages funded each year indicated, from the companies affiliated with the Advisor, and named in the table and aggregate amount of draws made by UDF under the line of credit, during the three years indicated:

Affiliated Company	2008	2007	2006
CRG	--	$40,000	$152,000
RAFC	$2,700,000	$6,316,000	$11,804,000
UMTHLC	$2,555,000	$38,790,000	$59,023,000
UDF	$15,800,000	$3,936,000	$16,562,000

All loans purchased from affiliates during the past three years have been purchased at par value.

9) Until July 31, 2006 the Company’s Advisor was UMTA.  As of August 1, 2006, (now subject to an Advisory Agreement effective January 1, 2008) the Company entered into an Advisory Agreement with UMTHGS. Under the terms of the agreement, UMTHGS is paid a monthly trust administration fee.  The fee is calculated monthly depending on the Company’s annual distribution rate, ranging from 1/12th of 1% up to 1/12th of 2% of the amount of average invested assets per month.  During 2008, 2007, and 2006 the net fees paid to the Company’s Advisors were approximately $1,074,000, $872,000, and $843,000, respectively. Upon entering into the Advisory Agreement with UMTHGS, they agreed to pay the Company $500,000 and assume the $377,000 due from the previous advisor over a period of 12 months. During 2007, and 2006, approximately $300,000, and $200,000, respectively of the consideration fee was received by the Company and netted against trust administration fees, while $200,000 and $157,000 of the assumed debt was paid in 2007, and 2006, respectively.  In addition to the administration fee above, the Company paid the Advisor $76,000 each year as reimbursement for costs associated with providing shareholder relations activities during 2008 and 2007.  No such costs were reimbursed in 2006.

10) The Company pays loan servicing fees to PSC, a subsidiary of UMTH, under the terms of a Mortgage Servicing Agreement. The Company paid loan servicing fees of approximately $6,000, $10,000, and $20,000 during 2008, 2007, and 2006, respectively.

11) RMC, a Texas based real estate finance company, is owned by Craig Pettit, who is a limited partner of UMTH.  The Company loaned money to RMC to make loans to its borrowers.  The loans were collaterally assigned to the Company a security for the promissory note between RMC and the Company.  There were no outstanding borrowings owed to the Company from RMC as of December 31, 2008, 2007 and 2006.

12) REOPC was a Texas limited partnership owned by UMTH.  Its mission was to manage and sell REO properties, including the Company’s, for which it received a fee.  The Company loaned money to REOPC to acquire foreclosed properties from CRG and UMTHLC.  There were no unpaid principal balances owed to the Company as of December 31, 2008, 2007 and 2006.  Until September 2006, when PSC assumed management of REOPC, the Company paid a monthly loan servicing fee based on 0.8% of the Company’s basis in the property.  Fees paid to REOPC were $0 in 2008 and 2007, and $18,000 in 2006.  The Company also paid real estate commissions to REOPC of approximately $22,000 in 2006.  No commissions were paid in 2008 or 2007.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Whitley Penn LLP has served as the Company’s independent registered public accounting firm since July 2002.  The Board of Trustees approves all audits, non-audit, tax and other fees payable to the Company’s auditors.

The following table reflects fees billed by Whitley Penn LLP for services rendered to the Company in 2008, 2007 and 2006:

Nature of Service	2008	2007	2006	Purpose
Audit fees	$120,000	$120,000	$108,000	For audit of the Company’s annual financial statements, review of Quarterly financial statements included in the Company’s Forms 10-Q and review of other SEC filings
Tax fees	$10,000	$7,000	$7,100	For preparation of tax returns and tax compliance
All other fees	--	--	--

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2009.

UNITED MORTGAGE TRUST

By: /S/CHRISTINE A. GRIFFIN
Christine A. Griffin, President
Chief Executive Officer and
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                               Title                                                                Date

Principal Executive Officer:
/S/ CHRISTINE A. GRIFFIN	Trustee, Chairman of the Board and President	March 31, 2009
Christine A. Griffin

Principal Financial and Accounting Officer
/S/ CHRISTINE A. GRIFFIN	Trustee, Chairman of the Board and President	March 31, 2009
Christine A. Griffin

/S/CHUCK GILLIS	Independent Trustee	March 31, 2009
Chuck Gillis

/S/MICHELE A. CADWELL	Independent Trustee	March 31, 2009
Michele A. Cadwell

/S/PHILLIP K. MARSHALL	Independent Trustee	March 31, 2009
Phillip K. Marshall

/S/ROGER C. WADSWORTH	Independent Trustee	March 31, 2009
Roger C. Wadsworth

Exhibit Number	Description	Page
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