Form 10-Q
period 2009-03-31
UNITED MORTGAGE TRUST
filed 2009-05-15
CIK 101390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes[_] No [_]

Large accelerated filer___ Accelerated filer____ Non-accelerated filer  (Do not check if a smaller reporting company)
  X Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes No X

The number of shares outstanding of the Registrant’s shares of beneficial interest, par value $0.01 per share, as of the close of business on May15, 2009 was 6,418,070.

UNITED MORTGAGE TRUST
INDEX

PART I - FINANCIAL INFORMATION

UNITED MORTGAGE TRUST
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$341,949	$1,944,271

Mortgage investments:
Investment in trust receivable	5,302,075	5,336,550
Interim mortgages, affiliates	41,364,021	41,574,804
Interim mortgages	348,600	348,600
Allowance for loan losses – interim mortgages	(1,019,319)	(696,718)
Total mortgage investments	45,995,377	46,563,236

Line of credit receivable, affiliate	52,975,069	47,889,473
Line of credit receivable, non-affiliate	7,452,224	4,677,860
Accrued interest receivable	576,688	471,290
Accrued interest receivable, affiliate	8,760,904	8,309,503
Recourse obligations, affiliates	16,467,400	16,578,484
Residential mortgages and contracts for deed, net	623,369	781,153
Interim mortgages foreclosed, net	5,529,374	5,877,554
Deficiency notes	7,079,067	6,980,510
Deficiency note, affiliate	6,084,413	5,332,105
Allowance for loan losses – deficiency notes	(3,131,155)	(3,131,155)
Other assets	281,312	342,202
Total assets	$149,035,991	$142,616,486

Liabilities and Shareholders’ Equity
Liabilities:
Dividend payable	$644,701	$646,853
Accounts payable and accrued liabilities	1,746,375	887,428
Participation payable, affiliate	44,957,146	38,321,843
Total liabilities	47,348,222	39,856,124

Commitments and contingencies

Shareholders' equity:
Shares of beneficial interest; $0.01 par value; 100,000,000 shares authorized; 8,236,398 and 8,218,591 shares issued in 2009 and 2008, respectively; and 6,418,070 and 6,436,569 outstanding in 2009 and 2008, respectively	82,364	82,186
Additional paid-in capital	145,800,401	145,444,733
Advisor's reimbursement	397,588	397,588
Cumulative distributions in excess of earnings	(9,296,190)	(8,551,085)
	136,984,163	137,373,422
Less treasury stock of 1,818,328 and 1,782,022 shares in 2009 and 2008, respectively, at cost	(35,296,394)	(34,613,060)
Total shareholders' equity	101,687,769	102,760,362
Total liabilities and shareholders' equity	$149,035,991	$142,616,486

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Interest income derived from affiliates	$1,894,970	$2,506,694
Interest income	243,019	677,167
	2,137,989	3,183,861
Expenses:
Trust administration fee	257,246	272,979
Loan servicing fees	2,159	1,213
General and administrative	299,435	234,316
Provision for loan losses	402,500	255,000
Interest expense	428	-
	961,768	763,508

Net income	$1,176,221	$2,420,353

Net income per share of beneficial interest	$0.18	$0.37

Weighted average shares outstanding	6,417,020	6,597,822

Distributions per weighted share outstanding	$0.30	$0.37

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2009	2008
Operating Activities
Net income	$1,176,221	$2,420,353
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	402,500	255,000
Depreciation and amortization	345	345
Changes in assets and liabilities:
Accrued interest receivable	(657,068)	(1,258,742)
Other assets	60,544	27,222
Accounts payable and accrued liabilities	(167,571)	(27,011)
Net cash provided by operating activities	814,971	1,417,167

Investing Activities
Investment in trust receivable	(3,251)	(116)
Principal receipts on trust receivable	92,359	3,331
Investment in interim mortgages	(7,492,670)	(291,148)
Principal receipts on interim mortgages	682,496	824,300
Investments in interim mortgages, affiliates	(107,761)	(3,355,417)
Principal receipts on interim mortgages, affiliates	944,644	114,566
Principal receipts on residential mortgages and contracts for deed	76,935	98,984
Principal receipts on credit receivable, affiliate, net	8,247,782	3,178,268
Investments in credit receivable, non-affiliate, net	(2,722,305)	-
Principal receipts on recourse obligations	113,293	51,880
Net cash (used in) provided by investing activities	(168,478)	624,648

Financing Activities
Proceeds from issuance of shares of beneficial interest	355,846	620,136
Purchase of treasury stock	(683,335)	(1,688,527)
Dividends	(1,921,326)	(2,469,169)
Net cash used in financing activities	(2,248,815)	(3,537,560)
Net decrease in cash and cash equivalents	(1,602,322)	(1,495,745)
Cash and cash equivalents at beginning of period	1,944,271	1,597,883
Cash and cash equivalents at end of period	$341,949	$102,138
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$428	$-
Non-Cash Financing and Investing Activity
Transfers of affiliate and non-affiliate loans to foreclosed properties or recourse obligations	$-	$2,380,159
Participation receivable, affiliate	$(6,635,303)	$-
Participation payable, affiliate	$6,635,303	$-
Participation accrued interest receivable, affiliate	$(1,010,442)	$-
Participation accrued interest payable, affiliate	$1,010,442	$-

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Nature of Business

United Mortgage Trust (the “Company”) is a Maryland real estate investment trust that qualifies as a real estate investment trust (a “REIT”) under federal income tax laws.  The Company’s principal investment objectives are to invest proceeds from its dividend reinvestment plan, financing proceeds, capital transaction proceeds and retained earnings in the following types of investments: (i) first lien secured interim mortgage loans with initial terms of 12 months or less for the acquisition and renovation of single-family homes, which we refer to as “Interim Loans”; (ii) secured, subordinate line of credit to UMTH Lending Company, L.P. for origination of Interim Loans; (iii) lines of credit and secured loans for the acquisition and development of single-family home lots, referred to as “Land Development Loans”; (iv) lines of credit and loans secured by entitled and developed single-family lots, referred to as “Finished Lot Loans”; (v) lines of credit and loans secured by completed model homes, referred to as “Model Home Loans”; (vi) loans provided to entities that have recently filed for bankruptcy protection under Chapter 11 of the U.S. bankruptcy code, secured by a priority lien over pre-bankruptcy secured creditors, referred to as “Debtor in Possession Loans”, (vii) lines of credit and loans, with terms of 18 months or less, secured by single family lots and homes constructed thereon, referred to as “Construction Loans”; (viii) first lien secured mortgage loans with terms of 12 to 360 months for the acquisition of single-family homes, referred to as “Residential Mortgages” and, (ix) discounted cash flows secured by assessments on real property.  We collectively refer the above listed loans as “Mortgage Investments”. Additionally, our portfolio includes obligations of affiliates of our Advisor, which we refer to as “recourse loans.”

The Company has no employees. The Company pays a monthly trust administration fee to UMTH General Services, L.P. (“UMTHGS” or “Advisor”), a subsidiary of UMT Holdings, L.P. (“UMTH”), a Delaware real estate finance company and affiliate, for the services relating to its daily operations.  The Company’s offices are located in Grapevine, Texas.

2.	Basis of Presentation

These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  Certain prior period amounts have been reclassified to conform with current period presentation.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

3.	Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however the application of this statement may change current practice. The requirements of SFAS 157 are first effective for the Company for the fiscal year beginning January 1, 2008. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter 2009.  Accordingly, the Company’s adoption of this standard on January 1, 2008 was limited to financial assets and liabilities. The Company’s adoption of SFAS 157 as of January 1, 2009, has not had a material impact on the Company’s financial condition or results of operations.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 is effective beginning in fiscal year 2008. The adoption of FAS 159 did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS 141”), and Statement No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 141R modifies the accounting and disclosure requirements for business combinations and broadens the scope of the previous standard to apply to all transactions in which one entity obtains control over another business. SFAS 160 establishes new accounting and reporting standards for non-controlling interests in subsidiaries. The Company was required to apply the provisions of the new standards in the first quarter of 2009. Early adoption was not permitted for these new standards. The adoption of SFAS 141R and SFAS 160 did not have a material impact on the Company’s financial position or results from operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133. SFAS No. 161 amends SFAS No. 133 and requires entities to enhance their disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008. The adoption of SFAS No. 161 has not had  a material impact on the Company’s financial position or results of operations.

On October 10, 2008, the FASB issued FSP 157-3 (“FSP 157-3”), Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active. FSP 157-3 clarifies the application of Statement 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for the financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP 157-3 did not have a material impact on the Company’s financial position or results of operations.

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

As of March 31, 2009 and December 31, 2008, the Company had two deficiency notes with non-affiliates in the amount of approximately $7,079,000 and $6,981,000, respectively. One note in the amount of approximately $1,726,000 at March 31, 2009 and December 31, 2008, bears interest at a rate of 14% per annum. The second note in the amount of approximately $5,353,000 and $5,255,000 at March 31, 2009 and December 31, 2008, respectively, and the Company does not accrue interest on this note as the underlying collateral approximates the note balance.

As of December 31, 2007, UMTHLC issued to the Company a variable amount promissory note in the amount of $5,100,000 to evidence its deficiency obligations to the Company.  The initial principal amount of the note was approximately $1,848,000. The principal balance will fluctuate from time to time based on the underlying loan activity and the amount of deficiencies realized by the affiliate.  The note bears interest at a rate of 10%, and requires monthly principal and interest payments based on a ten-year amortization for the outstanding principal balance.  The note is secured by a limited guaranty by UMTHGS, the Advisor, equal to a monthly amount not to exceed 33% of the advisory fee received by UMTHGS under the terms of its advisory agreement with the Company.  This note had a balance of approximately $6,084,000 and $5,332,000 at March 31, 2009 and December 31, 2008, respectively.

5.       Related Party Transactions

1) UMTH is a Delaware limited partnership which is in the real estate finance business. UMTH holds a 99.9% limited partnership interest in UMTH Lending Company, L.P., which originates interim loans that the Company is assigned, UMTH Land Development, L.P., which holds a 50% profit interest in United Development Funding, L.P. (“UDF”) and acts as UDF's asset manager, and Prospect Service Corp. (“PSC”), which services the Company’s residential mortgages and contracts for deed and manages the Company’s REO. In addition, UMTH has a limited guarantee of the obligations of CRG, RAFC and South Central Mortgage, Incorporated (“SCMI”), a Texas corporation that sold mortgage investments to the Company, under the Secured Notes. United Development Funding III, L.P., (“UDF III”) which is managed by UMTH Land Development, L.P., has previously provided a limited guarantee of the UDF line of credit. The Company’s President, Christine “Cricket” Griffin, is a partner of UMTH.

2) UMTH Lending Company, L.P. (“UMTHLC”) is a Delaware limited partnership, and subsidiary of UMTH. The Company loans money to UMTHLC so it can make loans to its borrowers. The loans are collaterally assigned to the Company, as security for the promissory note between UMTHLC and the Company. The unpaid principal balance of the loans at March 31, 2009 and December 31, 2008 was approximately $18,294,000 and $18,195,000, respectively.  UMTH Land Development, L.P. (“UMTHLD”) is a Delaware limited partnership and subsidiary of UMTH.

On March 26, 2009, the Company executed a secured line of credit promissory note with UMTH Lending, Co., L.P. in the amount of $8,000,000.  The note bears interest at 12.50% per annum, matures on March 26, 2012 and is secured by first lien mortgage interests in single family residential properties.  At March 31, 2009, the outstanding balance on this line of credit was approximately $6,672,000.

3) Ready America Funding (“RAFC”) is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter. RAFC is in the business of financing interim loans for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors. The Company continues to directly fund obligations under one existing RAFC loan, which was collaterally assigned to the Company, but does not fund new originations. The unpaid principal balance of the loans at March 31, 2009 and December 31, 2008 was approximately $23,070,000 and $23,380,000, respectively.

4) Wonder Funding, LP (“Wonder”) is a Delaware limited partnership that is owned by Ready Mortgage Corp. (“RMC”). RMC is beneficially owned by Craig Pettit, a partner of UMTH and the sole proprietor of two companies that own 50% of RAFC. Wonder is in the business of financing interim loans for the purchase of land and the construction of single family homes. The Company has ceased funding any new originations.  As of March 31, 2009 and December 31, 2008  respectively, all remaining obligations owed by Wonder to the Company are included in the recourse obligations discussed below.

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

On March 30, 2006, but effective December 31, 2005, the Company and each originating company agreed to consolidate (1) all outstanding amounts owed by such originating company to the Company under the loans made by the Company to the originating company and under the deficiency notes described above and (2) the estimated maximum future liability to the Company under the recourse arrangements described above, into secured promissory notes. Each originating company issued to the Company a secured variable amount promissory note dated December 31, 2005 (the “Secured Notes”) in the principal amounts shown below, which amounts represent all principal and accrued interest owed as of such date. The initial principal amounts are subject to increase up to the maximum amounts shown below if the Company incurs losses upon the foreclosure of loans covered by recourse arrangements with the originating company. The Secured Notes including related guaranties discussed below) are secured by an assignment of the distributions on the Class C units, Class D units and Class EIA units of limited partnership interest of UMT Holdings held by each originating company.

Name	Initial principal amount	Balance at March 31, 2009	Promissory Note principle amount (2)	Units pledged as security	C Units distributed in 2009	Units remaining	Nominal Collateral Value (3)
CRG	$2,725,442	$4,498,362	$4,300,000	4,984 Class C and 2,710 Class D	69	3,683 Class C and 2,710 Class D	$3,683,000
RAFC	$3,243,369	$6,523,014	$7,100,000	11,165Class C and 6,659 Class D & 1,066 Class EIA	101	9,429 Class C, 6,659 Class D & and 1,066 EIA	$9,429,000 1,066,000
SCMI	$3,295,422	$3,485,326	$3,488,643	4,545 Class C and 3,000 Class D	53	3,024 Class C and 3,000 Class D	$3,024,000
RAF / Wonder(1)	$1,348,464	$1,960,698	$1,400,000	1,657 Class C	-	1,657 Class C	$1,657,000
Wonder Indemnification (1)	n/a	n/a	n/a	$1,134,000	-	n/a	$942,000
Totals	$10,612,697	$16,467,400	$16,288,643				$19,801,000

(1) Wonder is collateralized by an indemnification agreement from RMC in the amount of $1,134,000, which includes the pledge of 3,870 C Units. 2,213 of the pledged C Units also cross-collateralize the RAFC obligation.

(2) The CRG and Wonder balances at March 31, 2009 exceeded the stated principal amount per their variable Secured Notes by approximately $198,000, and $561,000, respectively. Per the terms of the Secured Notes, the unpaid principal balance may be greater or less than the initial principal amount of the note and is not considered an event of default. The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the Unpaid Principal Balance (“UPB”) that we originally anticipated and outpaced the minimum principal reductions scheduled for the loans.

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

-
RMC. This guaranty is non-recourse, is limited to 50% of all amounts due under the Secured Note from RAFC and is secured by an assignment of 3,870 Class C units of limited partnership interest of UMT Holdings

-
Wonder. Wonder Funding obligations are evidenced by a note from RAFC (“RAFC Wonder Note”) and are secured by a pledge of a certain Indemnification Agreement given by UMTH to RAFC and assigned to UMT in the amount of $1,134,000, which amount is included in the UMTH limited guarantee referenced above.

In addition, WLL, Ltd. has obligations to UMT Holdings under an indemnification agreement between UMT Holdings, WLL, Ltd. and William Lowe, under which UMT Holdings is indemnified for certain losses on loans and advances made to William Lowe by UMT Holdings. That indemnification agreement allows UMT Holdings to offset any amounts subject to indemnification against distributions made to WLL, Ltd., with respect to the Class C and Class D units of limited partnership interest held by WLL, Ltd. Because WLL, Ltd. has pledged these Class C and Class D units to the Company to secure its guaranty of Capital Reserve Corp.'s obligations under its Secured Note, UMT Holdings and the Company entered into an Intercreditor and Subordination Agreement under which UMT Holdings has agreed to subordinate its rights to offset amounts owed to it by WLL, Ltd. to the Company’s lien on such units.

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

As a condition of the Amendment, UDF III, a  public limited partnership that is affiliated with UDF and with the Company’s Advisor, had provided a guarantee of payment and performance of the Loan up to $30 million. The Company released the UDF III Guarantee effective January 1, 2008.

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

The Option gives UDF III the right to convert its economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100. The participation interest includes all rights incidental to ownership of the UMT Loan and the Security Agreement, including participation in the management and control of the UMT Loan. UMT will continue to manage and control the UMT Loan while UDF III owns an economic interest in the UMT Loan. If UDF III exercises its Option and acquires a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UDF III and UMT will participate in the control and management of the UMT Loan. The UMT Loan matures on December 31, 2009.  At March 31, 2009, UDF III had funded approximately $44,957,000 to UDF under this agreement.

The UMT Loan is subordinate to UDF Senior Debt, which includes a line of credit provided by Textron Financial Corporation in the amount of $30,000,000, and all other indebtedness of UDF to any national or state chartered banking association or other institutional lender that is approved by UMT in writing.

7) Loans made to certain affiliates of the Advisor. Below is a table of the aggregate principal amount of mortgages funded during the quarters ended March 31, 2009 and March 31, 2008, respectively, from the companies affiliated with the Advisor, and named in the table and aggregate amount of draws made by UDF under the line of credit, during the two quarters indicated:

Affiliated Company	2009	2008
CRG	--	--
RAFC	$629,000	$776,000
UMTHLC	$7,535,000	$412,000
UDF	--	--

8) Until July 31, 2006 the Company’s Advisor was UMT Advisors, L.P. (“UMTA”).  As of August 1, 2006, (now subject to an Advisory Agreement effective January 1, 2008) the Company entered into an Advisory Agreement with UMTHGS. Under the terms of the agreement, UMTHGS is paid a monthly trust administration fee. The fee is calculated monthly depending on the Company’s annual distribution rate, ranging from 1/12th of 1% up to 1/12th of 2% of the amount of average invested assets per month.  During the three months ended March 31, 2009 and March 31, 2008, the net fees paid to the Company’s Advisors were approximately $257,000 and $273,000 respectively.
The agreement also provides for a subordinated incentive fee equal to 25% of the amount by which the Company’s net income for a year exceeds a 10% per annum non-compounded cumulative return on its adjusted contributions. No incentive fee was paid during 2009.  In addition, for each year in which it receives a subordinated incentive fee, the Advisor will receive a 5-year option to purchase 10,000 Shares at a price of $20.00 per share (not to exceed 50,000 shares).  As of March 31, 2009, the Advisor has not received options to purchase shares under this arrangement.

The Advisor and its affiliates are also entitled to reimbursement of costs of goods, materials and services obtained from unaffiliated third parties for the Company’s benefit, except for note servicing and for travel and expenses incurred in connection with efforts to acquire investments for the Company or to dispose of any of its investments. During each of the three months ended March 31, 2009 and March 31, 2008, the Company paid the Advisor approximately $19,000 as reimbursement for costs associated with providing shareholder relations activities.

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

9) The Company pays loan servicing fees to PSC, a subsidiary of UMTH, under the terms of a Mortgage Servicing Agreement. During the three months ended March 31, 2009 and March 31, 2008, the Company paid loan servicing fees of approximately $2,000 and $1,000, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, our ability to find suitable mortgage investments, the difficulties of the real estate industry generally in response to the “sub-prime crisis” and the “credit crisis,” changes in the overall economic environment and the requirement to maintain qualification as a real estate investment trust. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore we cannot give assurance that such statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or by any other person that the results or conditions described in such statements or in our objectives and plans will be realized.  Readers should carefully review our financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2008, as well as those statements contained in this report, and in our other filings with the Securities and Exchange Commission.

In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q may not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND MARCH 31, 2008

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
(iv)	lines of credit and loans secured by entitled and developed single-family lots, referred to as “Finished Lot Loans”; and,
(v)	lines of credit and loans secured by completed model homes, referred to as “Model Home Loans”; and,
(vi)
loans provided to entities that have recently filed for bankruptcy protection under Chapter 11 of the U.S. bankruptcy code, secured by a priority lien over pre-bankruptcy secured creditors, referred to as “Debtor in Possession Loans” and,

(vii)	lines of credit and loans, with terms of 18 months or less, secured by single family lots and homes constructed thereon, referred to as “Construction Loans",
(viii)	first lien secured mortgage loans with terms of 12 to 360 months for the acquisition of single-family homes, referred to as “Residential Mortgages”, and,
(ix)	discounted cash flows secured by assessments levied on real property.

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

The following table summarizes mortgage loans by type and original loan size held by United Mortgage Trust at March 31, 2009.

Description	No. of Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face amount of Mortgage (1)	Carrying amount of Mortgage (2)	Past Due Amounts (3)
Single family residential 1st mortgages and interim loans (5):
Original balance > $100,000	3	10.0% - 11.0%	4/29/04 – 5/1/38	n/a	n/a	331,994	325,690	2,362
Original balance $50,000 - $99,999	112	8.5% - 14.0%	11/19/04 – 3/1/38	n/a	n/a	2,351,820	2,307,168	16,070
Original balance $20,000 - $49,999	226	9.0% - 14.5%	2/23/03 – 5/19/36	n/a	n/a	2,809,543	2,756,200	19,596
Original balance under $20,000	14	10.0% - 14.5%	11/15/06 – 9/1/31	n/a	n/a	157,318	154,331	1,119

First Lien secured interim mortgages
Ready America Funding (4)	18	14.0%	2/23/03 – 2/6/37	n/a	n/a	17,786,163	17,448,468	621,803
Howe Note Consolidation (5)	1	6.0%	n/a	n/a	n/a	5,284,045	5,183,721	61,906

Secured, subordinate LOC to UMTH Lending Co., L.P. (4), (5)	175	12.5% - 13.5%	n/a	n/a	n/a	24,966,006	24,491,992	618,963

Land Development Loans
UDF III Economic Interest Participation	1	14.0%	12/31/09	n/a	n/a	44,957,146	44,957,146	930,474
UDF III Bear Creek Participation	1	12.0%	12/31/09	n/a	n/a	821,239	821,239	152,383

Finished Lot Loans	2	12.0 – 12.5%	8/31/09 – 3/3/10	n/a	n/a	2,233,608	2,233,608	24,696

Construction Loans	2	13.0%	10/28/09	n/a	n/a	5,743,107	5,743,107	-
Totals	555					107,441,989	106,422,670	2,449,372

(1)	Current book value of loans.
(2)	Net of mortgage allowance for loan losses on mortgage loans of $1,019,319 at March 31, 2009.
(3)	Amounts greater than thirty (30) days past due.
(4)	Lines of credit with Ready America Funding and UMTH Lending Co., L.P. are collateralized by 18 and 175 loans, respectively.
(5)	No specific maturity date as UMT has first lien collateral position in these loans funded by the originator.

Below is a reconciliation and walkforward of mortgage loans, net of allowance for loan losses for the three months ended March 31, 2009.

Balance at beginning of period	95,999,414
Additions during period
New mortgage loans	12,517,401
Other	6,635,303

Deductions during period
Collections of principal	(8,406,847)
Foreclosures
Other (net change of Allowance)	(322,601)
Balance at close of period	106,422,670

Material Trends Affecting Our Business

We are a real estate investment trust and derive a substantial portion of our income from loans secured by single-family homes (both finished homes and homes under construction), single-family home lots, and entitled land under development into single-family home lots.  We intend to concentrate our lending activities in the southeast and southwest sections of the United States, particularly in Texas. We believe these areas continue to experience demand for new construction of single-family homes; however, the U.S. housing market has suffered declines over the past three years, particularly in geographic areas that had experienced rapid growth, steep increases in property values and speculation.  Additionally, we intend to concentrate our lending activities with national and regional homebuilders and developers who sell single-family residential home lots to such national and regional homebuilders.  National and regional homebuilders are expected to reduce the number of new homes constructed in 2009 as compared to 2008.  However, we expect to see continued healthy demand for our products as the supply of finished new homes and land is once again aligned with our market demand.

Demand for new homes continued to deteriorate progressively throughout 2008 and accelerated with the cascading events in credit and equity markets in September and October.  Consumer confidence has begun recently to improve, rising from the historic lows of the fall of 2008.  Market conditions remain challenging as many potential home buyers appear to have postponed the purchase of new homes until signs that the economy and employment are improving, or at least are not continuing to deteriorate.  Our view is that the perspective of many potential home buyers has changed from “have home prices stabilized, and is this the right price at which to purchase a home?,” to “we will wait to purchase a home until such time as we are comfortable we are not going to lose our jobs.”

Nationally, the number of new single-family residential homes sold and average and median sales prices have been declining.  The sales of new single-family residential homes in March 2009 were at a seasonally adjusted annual rate of 356,000 units, according to estimates released jointly by the U.S. Census Bureau and the Department of Housing and Urban Development.  This is approximately 32.3% below the March 2008 estimate of 526,000.  According to the same sources, the average sales price of new houses sold in March 2009 was $258,000; the median sales price was $201,400.  This is approximately 11.70% below the March 2008 average new home sales price of $292,200.  In addition, the median sales price is approximately 11.51% below the March 2008 median new home sales price of $227,600.  The seasonally adjusted estimate of new houses for sale at the end of March 2009 was 311,000, which represents a supply of 10.7 months at the March 2009 sales rate.  We believe that this significant drop in the number of new houses for sale, year-over-year, by an estimated 157,000 units reflects the homebuilding industry’s extensive efforts to bring the new home market back to equilibrium by continuing to reduce new housing starts and selling existing new home inventory.  We believe that new home inventories are at or close to equilibrium and that what is necessary to regain prosperity in housing markets is the return of healthy levels of demand.  Also, according to the sources identified above, new single-family residential home permits and starts have declined nationally, as a result and in anticipation of a rising supply of new single-family residential homes and a declining demand for new single-family residential homes.  Single-family homes authorized by building permits in March 2009 were at a seasonally adjusted annual rate of 361,000 units.  This is 40.43% below the March 2008 estimate of 606,000 units.  Single-family home starts for March 2009 were at a seasonally adjusted annual rate of 358,000 units.  This is 47.35% below the March 2008 estimate of 680,000 units.

The primary factors affecting new home sales are housing prices and home affordability and housing demand.  Housing supply may affect both new home prices and the demand for new homes.  When new home supplies exceed new home demand, new home prices may generally be expected to decline.  Declining new home prices may result in diminished new home demand as people postpone a new home purchase until such time as they are comfortable that stable price levels have been reached.

Generally, housing markets remain difficult and are declining on a national basis with those declines and difficulties most pronounced in those markets that had experienced rapid growth, steep increases in property values and speculation, such as in California, Florida, Arizona and Nevada.  However, a few markets, such as Texas, though weakened from 2007, are continuing to remain fairly healthy relative to national trends.  The table below illustrates the recent declines in home prices nationally, as well as in Arizona, California, Nevada and Florida, while showing that Texas has not experienced such pronounced declines.

The Federal Housing Finance Agency ("FHFA") analyzes the combined mortgage records of Fannie Mae and Freddie Mac, which form the nation’s largest database of conventional, conforming mortgage transactions.  FHFA’s all-transactions house price index tracks average house price changes in repeat sales or refinancing of the same single-family properties and is based on data obtained from Fannie Mae and Freddie Mac for mortgages originated over the past 34 years.

The FHFA 4th Quarter 2008 all-transactions house price index reports that over the past twelve months, home prices have risen on average 2.09% in Texas while home prices have fallen nationally 8.24% in that same period.  Also, home prices in the states of Arizona, Florida, California and Nevada have fallen 15.18%, 19.51%, 20.51% and 21.79%, respectively, during that same period.  According to that same source, only 21 states have seen home prices increase over the past twelve months, while twenty-nine states and the District of Columbia have seen home prices fall.  The FHFA reports that only three states, North Dakota, South Dakota and Texas, have seen home prices rise by more than 2.0% over that period.  The FHFA also reports that only four states, Arizona, Florida, Nevada and California, have seen home prices fall by more than 15.0% over that same period.

As of  March 31, 2009, a great majority of our assets are secured by assets located in Texas.  While housing woes beleaguer the national economy, Texas housing markets have held up as some of the best in the country.  We believe the Texas markets have remained fairly healthy due to continued strong population and minimal job loss, economies, housing affordability ratios, and home building and development discipline on the part of home builders and developers operating in Texas markets.

According to numbers publicly released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information, the median new home prices for 2009 in the metropolitan areas of Austin, Houston, Dallas, and San Antonio are $216,448, $210,706, $207,906 and $182,892, respectively.  These amounts are at par with or slightly above the 2009 national median sales price of new homes sold of $201,400.  Using the Department of Housing and Urban Development’s estimated 2009 median family income for the respective metropolitan areas of Austin, Houston, Dallas, and San Antonio, the median income earner in those areas has 1.32 times, 1.24 times, 1.29 times, and 1.24 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area.  Using the U.S. Census Bureau’s income data to project an estimated median income for the United States in 2009 of $64,000 and the 2009 national median sales prices of new homes sold of $201,400, we conclude that the national median income earner has 1.32 times the income required to qualify for a mortgage loan to purchase the median priced new home in the United States.  These numbers reflect the increase in home affordability in housing markets outside of Texas over the past 24 months as new home prices in other housing markets outside of Texas generally have fallen.  As a result of these falling prices, we believe that affordability has been restored to the national housing market.  Housing affordability, as referenced above, is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, assuming an annual mortgage insurance premium of 50 basis points for private mortgage insurance and a cost that includes estimated property taxes and insurance for the home.

Additional indicators that provide insight into the extent of new home affordability are the ratio of new home prices to median income and new home payments as a percentage of income.  Historically, the ratio of new home prices to median income in stable markets is between 3 and 4, and the average monthly income to service a conforming mortgage has been between 19% and 25%, between 29% and 37% for a first-time home purchase.  By each of these historical measures, new prices are affordable both nationally and within the four major Texas markets.

The First Quarter 2009 U.S. Market Risk Index, a study prepared by PMI Mortgage Insurance Co., the U.S. subsidiary of The PMI Group, Inc., which ranks the nation’s 50 largest metropolitan areas through the fourth quarter of 2008 according to the likelihood that home prices will be lower in two years, reported that Texas cities lead the nation in home price stability.  The San Francisco-based company recently analyzed housing price trends for its quarterly report, released January 14, 2009.  The index also considers the impact of foreclosure rates and excess housing supply and the consequential impact on home prices.  The study predicts there is less than a 3% chance that the Dallas/Fort Worth-area and Houston-area home prices will fall during the next two years; a 3.8% chance that San Antonio-area home prices will fall during the next two years; and a 17.4% chance that Austin-area home prices will fall during the next two years.  All Texas metropolitan areas included in the report, except for the Austin-area are in the Top 8 least likely areas to experience a decline in home prices in two years, of the nation’s 50 largest metropolitan areas.  The Austin area is ranked the seventeenth-least likely area to experience a decline in home prices in two years, of the nation’s 50 largest metropolitan areas.  Dallas-Plano-Irving, Texas is the nation’s fourth-least likely metropolitan area included in the study to see a price decline in the next two years, Fort Worth-Arlington, Texas is fifth-least likely, Houston-Sugar Land-Baytown, Texas is sixth-least likely and San Antonio, Texas is eighth-least likely.

We also believe that changes in population and employment greatly affect new home demand.  The United States Census Bureau reported in its 2008 Estimate of Population Change July 1, 2007 to July 1, 2008 that Texas led the country in population growth during that period.  The estimate concluded that Texas grew by 483,542 people, or 2.00%, a number that was 1.28 times greater in terms of raw population growth than the next closest state, California, and more than 2.67 times the second closest state, North Carolina.  According to the same source, Texas also led the country in population growth during the previous year of July 1, 2006 to July 1, 2007 with an estimated population growth of 496,751 people, or 2.12%.  The United States Census Bureau also reported that Texas had the largest number of counties of any state, 19, among the 100 fastest-growing counties in the nation.   Texas had the largest number of counties that added the largest number of residents between July 1, 2007 and July 1, 2008.  Six of the top 15 counties were in Texas: Harris (Houston), Tarrant (Fort Worth), Bexar (San Antonio), Collin (North Dallas), Dallas (Dallas) and Travis (Austin).  On March 19, 2009, the United States Census Bureau reported that four out of Texas’ five major cities – Austin, Houston, Dallas and Fort Worth – were among the top ten in the nation for population growth from 2007 to 2008 for metropolitan statistical areas with a population estimate exceeding 1 million.  Dallas-Fort Worth-Arlington led the nation in numerical population growth with an estimated population increase of 146,532, with Dallas-Plano-Irving being an estimated increase of 97,036 and Fort Worth-Arlington being an estimated increase of 49,496.  Houston-Sugarland-Baytown was second in the nation in numerical population growth with an estimated increase of 130,185.  Austin-Round Rock had an estimated population growth of 60,012.  San Antonio ranked fifteenth with an estimated population growth of 46,524 over this same period.  The percentage increase in population for these major Texas cities ranged from 2.34% to 3.77%.

The Texas Comptroller of Public Accounts reports that the Texas economy has added more than 1.0 million new jobs over the past five years.  However, due to the national and global recession, the Texas economy has also slowed beginning in the fourth quarter of 2008 and into the first quarter of 2009, and, during the twelve month period ending March 2009, the United States Department of Labor reports that Texas has lost approximately 106,500 jobs year-over-year. The same report, however, states that nationally, the United States lost approximately 5,300,000 jobs over that same period.  The Texas metropolitan area of Austin led the nation in job creation, with the creation of 3,300 jobs year-over-year for the twelve month period ending March 2009.  Houston, Dallas, and San Antonio experienced, during the same twelve months, the net losses of 14,400, 38,800  and 1,500 jobs, respectively.

The United States Department of Labor reports that as of March 2009, the unemployment rate for Texas was 6.7%, up from 4.6% in March 2008.  The national unemployment rate in March 2009 was 8.5%, up from 5.1% a year earlier.  The unemployment rate for Austin-Round Rock, Texas in March 2009 was 6.2%, up from 3.8% in March 2008; Dallas-Fort Worth-Arlington, Texas was 7.0%, up from 4.4%; Houston-Sugar Land-Baytown, Texas was 6.5%, up from 4.2%; and San Antonio, Texas was 5.9%, up from 4.0%.

Due to the national and global recession, we believe it is likely that the Texas economy will continue to slow and that it is likely that Texas will suffer a net loss of jobs in 2009.  The National Bureau of Economic Research has concluded that the U.S. economy entered into a recession in December 2007, ending an economic expansion that began in November 2001.  We believe that the recent transition from significant month-over-month and year-over-year job gains in Texas, to year-over-year and month-over-month job losses indicates that the Texas economy slowed significantly in the fourth quarter of 2008 and, we believe, entered into a recession at that time.  However, we further believe that the Texas economy will continue to outperform the national economy.  According to the Texas Workforce Commission, Texas tends to enter into recessions after the national economy has entered a recession and usually leads among states in the economic recovery.

In sharp contrast to the conditions of other homebuilding markets in the country where unsold housing inventory remains a challenge, new home sales are greater than new home starts in Texas markets, indicating that home builders in Texas remain focused on maintaining a balance of new home demand and new home supply.  Home builders and developers in Texas have remained disciplined on new home construction and project development.  New home starts have been declining year-on-year and are outpaced by new home sales in all of our Texas markets where such data is readily available.  Inventories of finished new homes and total new housing (finished vacant, under construction and model homes) remain at healthy and balanced levels in all four major Texas markets, Austin, Dallas-Fort Worth, Houston and San Antonio.  Each major Texas market is experiencing a rise in the number of months of finished lot inventories as homebuilders continue to reduce the number of new home starts, with each major Texas market reaching elevated levels.  Though the absolute number of finished lots has not changed significantly for several years, Houston has an estimated inventory of finished lots of approximately 38.59 months, Austin has an estimated inventory of finished lots of approximately 46.8 months, San Antonio has an estimated inventory of finished lots of approximately 58.5 months, and Dallas-Fort Worth has an estimated inventory of finished lots of approximately 65.8 months.  A 24-28 month supply is considered equilibrium for finished lot supplies.  Though the Texas homebuilding market has weakened throughout 2008, these markets continue to be the strongest homebuilding markets in the country.  Annual new home sales in Austin outpace starts 9,984 versus 7,938, with annual new home sales declining year-on-year by approximately 27.5%.  With the decline in housing starts, the Austin new homebuilding market has changed from an area with a very tight lot supply to a market that is now generally balanced.  Finished housing inventory and total new housing inventory (finished vacant, under construction and model homes) remain at healthy and balanced levels of 2.54 months and 5.3 months, respectively.  The generally accepted equilibrium levels for finished housing inventory and total new housing inventory are a 2-to-2.5 month supply and a 6.0 month supply, respectively.  Finished lot supplies have increased to 46.8 months.  San Antonio is also a healthy homebuilding market.  Annual new home sales in San Antonio outpace starts 9,935 versus 8,174, with annual new home sales declining year-on-year by approximately 31%.  Finished housing inventory and total new housing inventory remain at healthy levels with a 2.6 month supply and 5.5 month supply, respectively, each within or below the considered equilibrium levels.  Finished lot supplies have increased to 58.5 months.  Houston is also a healthy homebuilding market.  Annual new home sales in Houston outpace starts 26,619 versus 21,377, with annual new home sales declining year-on-year by approximately 28.3%.  Finished housing inventory and total new housing inventory have been balanced at a 2.96 month supply, slightly above equilibrium, and a 5.6 month supply, within the considered equilibrium level.  Finished lot supplies remain at slightly elevated levels of 38.59 months.  Dallas-Fort Worth is also a healthy homebuilding market.  Annual new home sales in Dallas-Fort Worth outpace starts 22,606 versus 17,023, with annual new home sales declining year-on-year by approximately 35.4%.  Finished housing inventory and total new housing inventory have been increasing to a 3.2 month supply and 6.1 month supply, respectively, each slightly above the considered equilibrium level.  Finished lot supplies remain at elevated levels of 65.8 months.  All numbers are as publicly released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information.

The recent rise in month’s supply of finished lot inventory in Texas markets is principally the result of market discipline, the decrease in the pace of annual starts and cessation of new developments, and not an increase in the raw number of developed lots.  Annual starts in each of Austin, San Antonio, Houston and Dallas-Fort Worth are outpacing lot deliveries.  With the discipline evident in these markets, we expect to see a continued decline in finished lot inventories in coming quarters as new projects have been significantly reduced.

The Real Estate Center at Texas A&M University has reported that the sales of existing homes remain healthy in our Texas markets, as well, but the year-over-year sales pace has fallen between 17% and 23% in each of the four largest Texas markets, although the supply of inventory levels generally have fallen.  The number of months of home inventory for sale in Austin, San Antonio, Houston, Dallas, Fort Worth and Lubbock is 6.5 months, 8.4 months, 6.3 months, 6.6 months, 6.4 months, and 5.8 months, respectively.  A 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market.  As of March 2009, the number of existing homes sold year-to-date in (a) Austin is 22,876, down 22.95% year-on-year; (b) San Antonio is 19,928, down 21.35% year-on-year; (c) Houston is 67,646, down 17.90% year-on-year, (d) Dallas is 52,246, down 18.05% year-on-year, (e) Fort Worth is 9,960, down 18.05% year-on-year, and (f) Lubbock is 3,444, down 8.06% year-on-year.

The FHFA reports that Texas had healthy existing home price appreciation between the fourth quarter of 2007 and the fourth quarter of 2008 of 2.09%.  That same report provides that existing home price appreciation between the fourth quarter of 2007 and the fourth quarter of 2008 for (a) Austin is 4.44%, (b) Houston is 3.72%, (c) Dallas is 1.86%, (d) Fort Worth is 1.21%, and (e) Lubbock is 4.55%.  The city of San Antonio experienced a fourth quarter year-over-year price decline of 1.62%.  The FHFA tracks average house price changes in repeat sales or refinancings of the same single-family properties utilizing conventional, conforming mortgage transactions.

In managing and understanding the markets and submarkets in which we purchase loans, we monitor the fundamentals of supply and demand.  We monitor the economic fundamentals in each of the markets in which we make loans, analyzing demographics, household formation, population growth, employment, migration, immigration and housing affordability.  We also monitor movements in home prices and the presence of market disruption activity, such as investor or speculator activity that can create false demand and an oversupply of homes in a market.  Further, we study new home starts, new home closings, finished home inventories, finished lot inventories, existing home sales, existing home prices, foreclosures, absorption, prices with respect to new and existing home sales, finished lots and land, and the presence of sales incentives, discounts, or both, in a market.

The residential homebuilding industry is cyclical and is highly sensitive to changes in general economic conditions, such as levels of employment, consumer confidence and income, availability of financing for acquisition, construction and permanent mortgages, interest rate levels and demand for housing.  Sales of new homes are also affected by the condition of the resale market for used homes, including foreclosed homes.  In general, housing demand is adversely affected by increases in interest rates, housing costs and unemployment, and by decreases in the availability of mortgage financing or in consumer confidence, which can occur for numerous reasons including increases in energy costs, interest rates, housing costs and unemployment.

We face a risk of loss resulting from deterioration in the value of the land purchased by the developer with the proceeds of loans from us, a diminution of the site improvement and similar reimbursements used to repay loans we invest in, and a decrease in the sales price of the single-family residential lots developed with the proceeds of loans we invest in. Deterioration in the value of the land, a diminution of the site improvement and similar reimbursements, and a decrease in the sales price of the residential lots can occur in cases where the developer pays too much for the land to be developed, the developer is unable or unwilling to develop the land in accordance with the assumptions required to generate sufficient income to repay the loans we invest in, or is unable to sell the residential lots to homebuilders at a price that allows the developer to generate sufficient income to repay the loans we invest in. We actively monitor the markets and submarkets in which we invest in, including mortgage markets, homebuilding economies, the supply and demand for homes, finished lots and land and housing affordability to mitigate such risks.  We also actively manage our loan portfolio in the context of events occurring with respect to the loan and in the market and submarket in which we purchased the loan.  We anticipate that there may be defaults on development loans we invest in and that we will take action with respect to such defaults at any such time that we determine it prudent to do so, including such time as we determine it prudent to maintain and protect the value of the collateral securing such loans, and, that we may originate another development loan to another developer with respect to the same project to maintain and protect the value of the collateral securing our initial loan.

We face a risk of loss resulting from adverse changes in interest rates.  Changes in interest rates may impact both demand for our real estate finance products and the rate of interest on the loans we invest in.  In most instances, we are the senior lender and have a first-lien position.   As senior lender interest rates available to our borrowers increase, demand for our mortgage loans may decrease, and vice versa.

Developers financed by mortgage loans we invest in use the proceeds of such loans to develop raw real estate into residential home lots.  The developers obtain the money to repay these development loans by selling the residential home lots to home builders or individuals who will build single-family residences on the lots, receiving qualifying site improvement reimbursements and by obtaining replacement financing from other lenders.  If interest rates increase, the demand for single-family residences may decrease.  Also, if mortgage financing underwriting criteria become more strict, demand for single-family residences may decrease.  In such an interest rate and/or mortgage financing climate, developers may be unable to generate sufficient income from the resale of single-family residential lots to repay loans we invest in, and developers’ costs of funds obtained from lenders in addition to us may increase, as well.  If credit markets deteriorate, developers may not be able to obtain replacement financing from other lenders.  Accordingly, increases in single-family mortgage interest rates, decreases in the availability of mortgage financing, or decreases in the availability of replacement financing could increase the number of defaults on development loans we invest in.

    We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate and interest rates generally, that it reasonably anticipates to have a material impact on either the income to be derived from our investments in mortgage loans, or entities that make mortgage loans, other than those referred to in this Quarterly Report on Form 10-Q.  The  disruption of mortgage markets, in combination with a significant amount of negative national press discussing chaos in mortgage markets and the poor condition of the national housing industry, including declining home prices, have made potential new home purchasers and real estate lenders very cautious.  The economic turmoil that continues to occur, is highlighted by the failure of highly respected financial institutions and a significant decline in equity markets around the world, and marked by unprecedented administrative and legislative actions in the United States and actions taken by central banks around the globe to stabilize our economy, have further caused many prospective home purchasers in our markets to postpone their purchases.

Outlook

In summary, we believe there is a general lack of urgency to purchase homes in these times of economic uncertainty.  We believe that this has further slowed the sales of new homes and expect that this will result in a slowing of the sales of finished lots developed by our borrowers in certain markets; however, we continue to believe that the prices of those lots should not change materially.  We also anticipate that the decrease in the availability of replacement financing may increase the number of defaults on development loans we invest in or extend the time period anticipated for the repayment of loans we invest in.  We believe that United Mortgage Trust has been active in monitoring current market conditions and in implementing various measures to manage our risk and protect our return on our investments by shifting our portfolio to investments that are less directly sensitive to the adverse market conditions and that produce higher yields and by aggressively liquidating non-performing loans. Based on that assessment, we do not anticipate a significant disruption to our normal business operations.  Nevertheless, our assessments inherently involve predicting future events and we cannot be sure of the length or extent of the current credit crisis and if it continues over an extended period of time, or if its severity increases, its impact on the economy as a whole and on the housing and mortgage lending market could cause us to suffer a higher level of delinquencies and losses than we are currently predicting and result in a material adverse impact on our business.

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

The following table illustrates the percentage of our mortgage portfolio dedicated to each loan category as of March 31, 2009 and December 31, 2008:

Asset Category:	March 31,2009	December 31, 2008
First lien secured	26.73%	29.12%
Secured lines of credit to UMTH Lending Co., L.P.	23.24%	18.23%
Land development loans	42.60%	47.12%
Finished lot loans	2.08%	2.60%
Construction loans	5.35%	2.93%

Results of Operations

Revenues for the three months ended March 31, 2009, were approximately $2,138,000 compared to approximately $3,184,000 for the comparable period in the prior year.  This decrease of approximately $1,046,000 was attributable primarily to decreases in the outstanding balances of interim mortgage loans, the payoff of the UDF line of credit,  and the placement of certain other loans on non-accrual status on January 1, 2009.  Revenues from interim loans accounted for approximately 58% of revenues for the three months ended March 31, 2009 compared to 57% in the same period in the prior year. The remaining decline in our interim portfolio was a function of our intention to reduce our investment in interim construction loans secured by modular and manufactured homes and related lots.  The affiliate recourse obligation notes were modified in October 2007, to accommodate the anticipated increases in principal balances throughout the remaining liquidation periods of the underlying assets, suspend principal payments through June 2009, and reduce the interest rate from 10% to 6%.

During the three months ended March 31, 2009 and March 31, 2008, approximately 21% and 26%, respectively, of our revenues were derived from lines of credit and lot banking transactions, (these secured loans for the acquisition and development of single-family home lots are referred to as “land development loans” and “lot banking transactions”).  At March 31, 2009, our investment in the lines of credit to our affiliate, UDF, and lot banking transactions was approximately $47.2 million.  We anticipate our investment in land development, lot banking and construction loans to increase during the remainder of 2009, as we negotiate a new bank credit facility to accommodate land development, lot banking and construction loans as pledged collateral. We intend to use our line of credit to build this portion of our portfolio.

During the three months ended March 31, 2009 and March 31, 2008, approximately 12% and 8% of our revenues, respectively, were derived from secured promissory notes issued by affiliates as evidence of their accrued obligations to reimburse UMT for any defaulted loans that we acquire from them, which notes we refer to as “Recourse Obligations.”  As noted above, the Recourse Obligations were modified during October 2007 to reflect current market conditions.  Such modifications included but were not limited to a reduction in the interest rate on these notes.

The Secured Notes require the originating company to make certain interest and principal payments, as defined by the agreements.  Further, these notes are liquidated by any distributions paid to the originating company with respect to the pledged Class C units of UMTH.  UMTH has guaranteed the obligations of CRG, SCMI and RAFC under the Secured Notes up to the maximum loan amounts defined in the respective notes.  The sub-prime credit crisis, as well as the decline in new home sales, have indirectly adversely affected the earnings of UMTH which, in turn, is expected to have an adverse effect on the distributions associated with the security pledged on the Recourse Obligations.  The Company monitors the value of the security pledged by the originating companies and will consider further modifications to the Recourse Obligations notes to allow UMTH to structure payments under the Recourse Obligations in relation to its earnings, as impacted by the mortgage market and new home sales environments.  Any such modifications would be likely to result in a decline in the return being realized by the Company under the Recourse Obligation notes.

Operating Expenses for the three months ended March 31, 2009 and March 31, 2008, were approximately $962,000 and $764,000, respectively.  The increase from prior period is primarily due to increased loan loss reserves booked in 2009. The additional provision is a consequence of management’s decision to aggressively liquidate assets and assess the collectability of certain loans.  Other fluctuations in operating expense line items are discussed below for the three month period ended March 31, 2009:

Trust administration fees - $257,000 and $273,000 (a 6% decrease) between the comparable three month periods ended March 31, 2009 and 2008, respectively.  This fee is approximately 1/12 of 1.0 % monthly of total assets under management.  The decrease in the fee is due to a decrease in the Company’s qualifying assets under management.

General and administrative expenses - $299,000 and $234,000 (a 28% increase) between the comparable three month periods ended March 31, 2009 and 2008, respectively.  The increase was primarily due to timing differences of fees paid to our independent accounting firm for audit and tax services.

Provision for loan losses - The Company recorded a provision for loan losses for the three months ended March 31, 2009 and 2008 of $403,000 and $255,000 respectively.  The Company realized loan losses of approximately $70,000 and $130,000 during the comparable three-month periods of 2009 and 2008, respectively.  Loss reserves are estimates of future losses based on historical default rates, estimated losses on the sale of real estate owned and expectations of future economic conditions and activity.  The Company continually re-evaluates collateral value on specific loans deemed to be affected by current mortgage and housing environments and intends to establish reserves for any expected deficiencies that are not otherwise secured.  From inception through March 31, 2009, we have acquired approximately $779 million of loans.  We have recorded losses approximating 1.2% of those assets to date.  We anticipate loan losses to continue, primarily in our long-term and construction loan portfolio, and therefore continue to assess the adequacy of our loan loss reserves.

Net income was approximately $1,176,000 and $2,420,000 for the three months ended March 31, 2009 and 2008, respectively.  Earnings per share of beneficial interest for the three months ended March 31, 2009 and 2008 were $0.18 and $0.37 per share, respectively.

Distributions, per share, to shareholders were $0.30 and $0.37 per share for the three months ended March 31, 2009 and 2008.

CAPITAL RESOURCES AND LIQUIDITY FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Our sources of funds for liquidity consist of our dividend reinvestment plan, repayments of principal on our loans made to purchase mortgage investments, and bank lines of credit.  The table below summarizes certain liquidity sources and uses for the three-month periods ended March 31, 2009 and March 31, 2008:

	2009	2008
Shares issued	17,807	31,007
Dividend reinvestment proceeds	$356,000	$620,000
Number of shares returned to treasury	36,306	86,466
Value of shares repurchased	$(683,335)	$(1,689,000)
Principal receipts (payments):
Residential mortgages and contracts for deed	$77,000	$99,000
Interim loans	$1,627,000	$939,000
Net borrowings – bank line of credit	$(2,722,000)	-
Payments received under line of credit, affiliate	$8,248,000	$3,178,000

We are not currently offering shares in the public markets except to existing shareholders through our dividend reinvestment plan. In July 2006, we registered an additional 1,000,000 shares to be offered through our dividend reinvestment plan.

On March 18, 2009, the Board approved certain modifications to the Company’s Share Redemption Plan (“SRP”) and Dividend Reinvestment Plan (“DRIP”), which modifications were disclosed in a report on Form 8-K which we filed with the SEC on March 19, 2009.  Pursuant to the requirements of the SRP and DRIP, the Company sent its shareholders notice of amendment of the SRP and the DRIP, both to be effective on May 1, 2009.

Shares issued in the aggregate, as of March 31, 2009 and 2008 were 8,236,398 and 8,141,691, respectively.  Shares retired to treasury through our share redemption plan in the aggregate were 1,818,328 and 1,547,234 through March 31, 2009 and 2008, respectively. Total shares outstanding were 6,418,070 and 6,594,457, at March 31, 2009 and 2008, respectively.  As of March 31, 2009, inception to date gross offering proceeds from all public offerings were approximately $164,528,000 and net proceeds after fees, marketing reallowance and commissions were approximately $145,403,000.

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

Significant accounting policies are described in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008. The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, consisting of the individual who serves as our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2009.  Based on such evaluation, management has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the third fiscal quarter of 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Share repurchases have been at prices between NAV, which is calculated and adjusted as necessary on a quarterly basis, and $20 per share. Shares repurchased at the lower price were 1) shares held by shareholders for less than 12 months or 2) shares purchased outside of our SRP.  Our stated NAV at December 31, 2008 was $16.03 per share.  Our stated NAV at March 31, 2009 was $15.84 per share.

The following table sets forth information relating to shares of beneficial interest repurchased into treasury during the period covered by this report.

Month	Total number of shares repurchased	Average Purchase Price	Total number of shares purchased as part of a publicly announced plan	Total number of shares purchased outside of plan
January	26,069	$19.18	19,986	6,083
February	6,069	$16.48	-	6,069
March	4,168	$20.00	4,168	-
Totals	36,306	$18.55	24,154	12,152

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

None.
ITEM 6. EXHIBITS

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 Economic Interest Participation Agreement and Purchase Option between United Mortgage Trust and UDF III dated September 19, 2008 (filed as item 10.1 for the quarter ended September 30, 2008 and incorporated herein by reference).

Participation Agreement between United Mortgage Trust and UDF III dated September 30 ,2008 (filed as item 10.2 for the quarter ended September 30, 2008 and incorporated herein by reference).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

UNITED MORTGAGE TRUST

Date: May 15, 2009	By	/s/ Christine A. Griffin
President, Chief Executive Officer and Chief Financial Officer