Form 10-Q
period 2009-06-30
UNITED MORTGAGE TRUST
filed 2009-08-14
CIK 101390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes[X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  No X

The number of shares outstanding of the Registrant’s shares of beneficial interest, par value $0.01 per share, as of the close of business on August 14, 2009 was 6,415,626.

UNITED MORTGAGE TRUST
INDEX

PART I - FINANCIAL INFORMATION

UNITED MORTGAGE TRUST
CONSOLIDATED BALANCE SHEETS

	June 30 , 2009	December 31, 2008
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$40,938	$1,944,271

Mortgage investments:
Investment in trust receivable	5,487,700	5,336,550
Interim mortgages, affiliates	41,897,001	41,574,804
Interim mortgages	348,600	348,600
Allowance for loan losses	(811,701)	(696,718)
Total mortgage investments	46,921,600	46,563,236

Line of credit receivable, affiliate	52,868,893	47,889,473
Line of credit receivable, non-affiliate	7,172,258	4,677,860
Accrued interest receivable	729,453	471,290
Accrued interest receivable, affiliate	11,179,984	8,309,503
Recourse obligations, affiliates	16,491,762	16,578,484
Residential mortgages and contracts for deed foreclosed	408,705	781,153
Interim mortgages foreclosed	5,258,875	5,877,554
Deficiency notes	7,166,661	6,980,510
Deficiency note, affiliate	6,532,089	5,332,105
Allowance for loan losses – deficiency notes	(4,053,066)	(3,131,155)
Other assets	168,499	342,202
Total assets	$150,886,651	$142,616,486

Liabilities and Shareholders’ Equity
Liabilities:
Dividend payable	$310,000	$646,853
Accounts payable and accrued liabilities	3,406,291	887,428
Participation payable, affiliate	44,957,146	38,321,843
Total liabilities	48,673,437	39,856,124

Commitments and contingencies

Shareholders' equity:
Shares of beneficial interest; $0.01 par value; 100,000,000 shares authorized; 8,245,906 and 8,218,591 shares issued in 2009 and 2008, respectively; and 6,418,725 and 6,436,569 outstanding in 2009 and 2008, respectively	82,425	82,186
Additional paid-in capital	145,962,185	145,444,733
Advisor's reimbursement	397,588	397,588
Cumulative distributions in excess of earnings	(8,766,630)	(8,551,085)
	137,675,568	137,373,422
Less treasury stock of 1,827,181 and 1,782,022 shares in 2009 and 2008, respectively, at cost	(35,462,354)	(34,613,060)
Total shareholders' equity	102,213,214	102,760,362
Total liabilities and shareholders' equity	$150,886,651	$142,616,486

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Interest income, affiliates	$1,943,688	$2,367,690	$3,838,658	$4,874,383
Interest income, non-affiliates	418,919	672,046	661,938	1,349,212
	2,362,607	3,039,736	4,500,596	6,223,595
Expenses:
Trust administration fee	256,311	272,479	513,557	545,458
Loan servicing fee	1,633	1,519	3,792	2,732
General and administrative	309,783	326,114	609,218	560,432
Provision for loan losses	670,000	1,255,000	1,072,500	1,510,000
Interest expense	113	-	541	-
	1,237,840	1,855,112	2,199,608	2,618,622

Net income	$1,124,767	$1,184,624	$2,300,988	$3,604,973

Net income per share of beneficial interest	$0.18	$0.18	$0.36	$0.55

Weighted average shares outstanding	6,416,625	6,562,940	6,416,822	6,585,428

Distributions per weighted share outstanding	$0.09	$0.37	$0.39	$0.75

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2009	2008
Operating Activities
Net income	$2,300,988	$3,604,973
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	1,072,500	1,510,000
Depreciation and amortization	690	690
Changes in assets and liabilities:
Accrued interest receivable	(2,114,016)	(1,284,937)
Other assets	173,014	73,613
Accounts payable and accrued liabilities	(475,676)	62,249
Net cash provided by operating activities	957,500	3,966,588

Investing Activities
Investment in trust receivable	(65,451)	(116)
Principal receipts on trust receivable	85,702	7,902
Investment in interim mortgages	(1,220,787)	(679,328)
Principal receipts on interim mortgages	683,011	1,636,863
Investments in interim mortgages, affiliates	(215,221)	(3,930,824)
Principal receipts on interim mortgages, affiliates	1,058,248	495,587
Principal receipts on residential mortgages and contracts for deed	362,014	429,184
Principal receipts on line of credit receivable, affiliate, net	1,577,888	3,414,517
Investments in line of credit receivable, non-affiliate, net	(2,368,275)	-
Principal receipts from recourse obligations	90,238	26,398
Net cash provided by investing activities	(12,633)	1,400,183

Financing Activities
Proceeds from issuance of shares of beneficial interest	517,692	1,233,878
Purchase of treasury stock	(849,295)	(3,191,265)
Dividends	(2,516,597)	(4,923,418)
Net cash used in financing activities	(2,848,200)	(6,880,805)

Net decrease in cash and cash equivalents	(1,903,333)	(1,514,034)
Cash and cash equivalents at beginning of period	1,944,271	1,597,883
Cash and cash equivalents at end of period	$40,938	$83,849

Supplemental Disclosure of Cash Flow Information
Transfers of affiliate and non-affiliate loans to foreclosed properties or recourse obligations	$-	$3,283,780
Participation receivable, affiliate	(6,635,303)
Participation payable, affiliate	6,635,303
Participation accrued interest receivable, affiliate	(2,579,631)
Participation accrued interest payable, affiliate	2,579,631

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

 1.    Nature of Business

United Mortgage Trust (the “Company” and “UMT”) is a Maryland real estate investment trust that qualifies as a real estate investment trust (a “REIT”) under federal income tax laws.  The Company’s principal investment objectives are to invest proceeds from  its dividend reinvestment plan, financing proceeds, capital transaction proceeds and  retained  earnings in the following types of investments: (i) first lien secured interim mortgage loans with initial terms of 12 months or less for the acquisition and  renovation of single-family homes, which we refer to as “Interim Loans”; (ii) secured, line of credit to UMTH Lending Company, L.P. for origination of Interim Loans; (iii) lines of credit and secured loans for the acquisition and development of single-family home lots, referred to as “Land Development Loans”; (iv) lines of credit and loans secured by entitled and developed single-family lots, referred to as “Finished Lot Loans”; (v) lines of credit and loans secured by completed  model  homes, referred to as “Model Home Loans”; (vi) loans provided to entities that have recently filed for bankruptcy protection under Chapter 11 of the U.S. bankruptcy code, secured by a priority lien over pre-bankruptcy secured creditors, referred to as “Debtor in Possession Loans”, (vii) lines of credit and loans, with terms of 18 months or less, secured by single family lots and homes constructed  thereon, referred to as “Construction Loans”; (viii) first lien secured mortgage loans with terms of 12 to 360 months for the acquisition of single-family homes, referred  to as “Residential Mortgages”, and, (ix) discounted cash flows secured by assessments on real property.  We collectively refer the above listed loans as “Mortgage Investments”. Additionally, our portfolio includes obligations of affiliates of our Advisor, which we refer to as “recourse loans.”

The Company has no employees. The Company pays a monthly trust administration fee to UMTH General Services, L.P. (“UMTHGS” or “Advisor”), a subsidiary of UMT Holdings, L.P. (“UMTH”), a Delaware real estate finance company and affiliate, for the services relating to its daily operations.  The Company’s offices are located in Grapevine, Texas.

2.	Basis of Presentation

These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  Certain prior period amounts have been reclassified to conform to current period presentation.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

As of June 30, 2009 and December 31, 2008, the Company had two deficiency notes with non-affiliates in the amount of approximately $7,167,000 and $6,981,000, respectively. One note in the amount of approximately $1,726,000 at June 30, 2009 and December 31, 2008, bears interest at a rate of 14% per annum. The second note in the amount of approximately $5,441,000 and $5,255,000 at June 30, 2009 and December 31, 2008, respectively, does not accrue interest as the underlying collateral approximates the note balance.

As of December 31, 2007, UMTH Land Development, L.P.(“UMTHLC”) issued to the Company a variable amount promissory note in the amount of $5,100,000 to evidence its deficiency obligations to the Company.  The initial principal amount of the note was approximately $1,848,000. The principal balance will fluctuate from time to time based on the underlying loan activity and the amount of deficiencies realized by the affiliate.  The note bears interest at a rate of 10%, and requires monthly principal and interest payments based on a ten-year amortization for the outstanding principal balance.  The note is secured by a limited guaranty by UMTHGS, the Advisor, equal to a monthly amount not to exceed 33% of the advisory fee received by UMTHGS under the terms of its advisory agreement with the Company.  This note had a balance of approximately $6,532,000 and $5,332,000 at June 30, 2009 and December 31, 2008, respectively.

5.       Related Party Transactions

1) UMTH is a Delaware limited partnership which is in the real estate finance business. UMTH holds a 99.9% limited partnership interest in UMTH Lending Company, L.P., which originates interim loans that the Company is assigned, UMTH Land Development, L.P., which holds a 50% profit interest in United Development Funding, L.P. (“UDF”) and acts as UDF's asset manager, and Prospect Service Corp. (“PSC”), which services the Company’s residential mortgages and contracts for deed and manages the Company’s REO. In addition, UMTH has a limited guarantee of the obligations of Capital Reserve Group (“CRG”), Ready America Funding Corp (“RAFC”), and South Central Mortgage, Incorporated (“SCMI”), a Texas corporation that sold mortgage investments to the Company, under the Secured Notes. United Development Funding III, L.P., (“UDF III”) which is managed by UMTH Land Development, L.P., has previously provided a limited guarantee of the UDF line of credit. The Company’s President, Christine “Cricket” Griffin, is a partner of UMTH.

2) UMTHLC is a Delaware limited partnership, and subsidiary of UMTH. The Company loans money to UMTHLC so it can make loans to its borrowers. The loans are collaterally assigned to the Company, as security for the promissory note between UMTHLC and the Company. The unpaid principal balance of the loans at June 30, 2009 and December 31, 2008 was approximately $18,199,000 and $18,195,000, respectively.  UMTH Land Development, L.P. (“UMTHLD”) is a Delaware limited partnership and subsidiary of UMTH.

On March 26, 2009, the Company executed a secured line of credit promissory note with UMTH Lending, Company, L.P. in the amount of $8,000,000.  The note bears interest at 12.50% per annum, matures on March 26, 2012 and is secured by first lien mortgage interests in single family residential properties.  At June 30, 2009, the outstanding balance on this line of credit was approximately $6,828,000.

3) RAFC is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter. RAFC is in the business of financing interim loans for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors. The Company continues to directly fund obligations under one existing RAFC loan, which was collaterally assigned to the Company, but does not fund new originations. The unpaid principal balance of the loans at June 30, 2009 and December 31, 2008 was approximately $23,698,000 and $23,380,000, respectively.

4) Wonder Funding, LP (“Wonder”) is a Delaware limited partnership that is owned by Ready Mortgage Corp. (“RMC”). RMC is beneficially owned by Craig Pettit, a partner of UMTH and the sole proprietor of two companies that own 50% of RAFC. Wonder is in the business of financing interim loans for the purchase of land and the construction of single family homes. The Company has ceased funding any new originations.  As of June 30, 2009 and December 31, 2008, respectively, all remaining obligations owed by Wonder to the Company are included in the recourse obligations discussed below.

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

Name	Initial principal amount	Balance at June 30, 2009	Promissory Note principle amount (2)	Units pledged as security	C Units distributed in 2009	Units remaining	Nominal Collateral Value (3)
CRG	$2,725,442	$4,501,877	$4,300,000	4,984 Class C and 2,710 Class D	136	3,616 Class C and 2,710 Class D	$3,616,000
RAFC	$3,243,369	$6,543,861	$7,100,000	11,165Class C and 6,659 Class D and 1,066 Class EIA	199	9,331 Class C, 6,659 Class D and 1,066 EIA	$9,331,000 1,066,000
SCMI	$3,295,422	$3,485,326	$3,488,643	4,545 Class and 3,000 Class D	106	2,971 Class C and 3,000 Class D	$2,971,000
RAF / Wonder(1)	$1,348,464	$1,960,698	$1,400,000	1,657 Class C	-	1,657 Class C	$1,657,000
Wonder Indemnification (1)	n/a	n/a	n/a	$1,134,000	-	n/a	$912,000
Totals	$10,612,697	$16,491,762	$16,288,643				$19,553,000

(1) Wonder is collateralized by an indemnification agreement from RMC in the amount of $1,134,000, which includes the pledge of 3,870 C Units. 2,213 of the pledged C Units also cross-collateralize the RAFC obligation.

(2) The CRG and Wonder balances at June 30, 2009 exceeded the stated principal amount per their variable Secured Notes by approximately $202,000 and $561,000, respectively. Per the terms of the Secured Notes, the unpaid principal balance may be greater or less than the initial principal amount of the note and is not considered an event of default. The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the Unpaid Principal Balance (“UPB”) than we originally anticipated and outpaced the minimum principal reductions scheduled for the loans.

(3) Nominal collateral value does not reflect pledge of D units of limited partnership interest of UMTH held by WLL, Ltd., RAFC and KLA, Ltd. UMTH D units represent equity interests in UMT Holdings, LP. Pledge of the UMTH D units entitles the beneficiary to a pro-rata share of UMTH partnership D unit cash distributions.

Through September 2007, the Secured Notes incurred interest at a rate of 10% per annum. The CRG, RAFC and RAF/Wonder Secured Notes amortize over 15 years. The SCMI Secured Note amortizes over approximately 22 years, which was the initial amortization of the deficiency notes from SCMI that were consolidated. The Secured Notes required the originating company to make monthly payments equal to the greater of (1) principal and interest amortized over 180 months and 264 months, respectively, or (2) the amount of any distributions paid to the originating company with respect to the pledged Class C and EIA units. Effective, October, 2007, the recourse loans were modified to accommodate the anticipated increases in principal balances throughout the remaining liquidation periods of the underlying assets, suspended the principal component of the amortized loans for the period of July 2007 through June 2009, and reduced the interest rate from 10% to 6%.  Effective, July 2009, the above modifications were extended through December 31, 2009.  See Note 6 - Subsequent Events for further discussion.

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

As a condition of the Amendment, UDF III, a public limited partnership that is affiliated with UDF and with the Company’s Advisor, had provided a guarantee of payment and performance of the Loan up to $30 million. The Company released the UDF III Guarantee January 1, 2008.

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

The Option gives UDF III the right to convert its economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100. The participation interest includes all rights incidental to ownership of the UMT Loan and the Security Agreement, including participation in the management and control of the UMT Loan. UMT will continue to manage and control the UMT Loan while UDF III owns an economic interest in the UMT Loan. If UDF III exercises its Option and acquires a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UDF III and UMT will participate in the control and management of the UMT Loan. The UMT Loan matures on December 31, 2009.  At June 30, 2009, UDF III had funded approximately $44,957,000 to UDF under this agreement.  On July 29, 2009 our trustees approved an increase of the revolving line of credit facility to an amount not to exceed $60,000,000.  See Subsequent Events for further discussion.

The UMT Loan is subordinate to UDF Senior Debt, which includes a line of credit provided by Textron Financial Corporation in the amount of $30,000,000, and all other indebtedness of UDF to any national or state chartered banking association or other institutional lender that is approved by UMT in writing.

7) Loans are made to certain affiliates of the Advisor. Below is a table of the aggregate principal amount of mortgages funded during the quarters ended June 30, 2009 and June 30, 2008, respectively, from the companies affiliated with the Advisor, and named in the table and aggregate amount of draws made by UDF under the line of credit, during the two quarters indicated:

Affiliated Company	2009	2008
CRG	--	--
RAFC	$107,000	$151,000
UMTHLC	$993,000	$2,331,000
UDF	--	--

8) Until July 31, 2006 the Company’s Advisor was UMT Advisors, L.P. (“UMTA”).  As of August 1, 2006, (now subject to an Advisory Agreement effective January 1, 2009) the Company entered into an Advisory Agreement with UMTHGS. Under the terms of the agreement, UMTHGS is paid a monthly trust administration fee. The fee is calculated monthly depending on the Company’s annual distribution rate, ranging from 1/12th of 1% up to 1/12th of 2% of the amount of average invested assets per month.  During the three months ended June 30, 2009 and June 30, 2008, the net fees paid to the Company’s Advisors were approximately $256,000 and $272,000, respectively. During the six months ended June 30, 2009 and June 30, 2008, the net fees paid to the Company’s Advisors were approximately $514,000 and $543,000, respectively.

The agreement also provides for a subordinated incentive fee equal to 25% of the amount by which the Company’s net income for a year exceeds a 10% per annum non-compounded cumulative return on its adjusted contributions. No incentive fee was paid during 2009 or 2008.  In addition, for each year in which it receives a subordinated incentive fee, the Advisor will receive a 5-year option to purchase 10,000 shares at a price of $20.00 per share (not to exceed 50,000 shares).  As of June 30, 2009, the Advisor has not received options to purchase shares under this arrangement.

The Advisor and its affiliates are also entitled to reimbursement of costs of goods, materials and services obtained from unaffiliated third parties for the Company’s benefit, except for note servicing and for travel and expenses incurred in connection with efforts to acquire investments for the Company or to dispose of any of its investments. During each of the three months ended June 30, 2009 and June 30, 2008, the Company paid the Advisor approximately $19,000 as reimbursement for costs associated with providing shareholder relations activities.  During each of the six months ended June 30, 2009 and June 30, 2008, the Company paid the Advisor approximately $38,000 as reimbursement for costs associated with providing shareholder relations activities.

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

9) The Company pays loan servicing fees to PSC, a subsidiary of UMTH, under the terms of a Mortgage Servicing Agreement. During the three months ended June 30, 2009 and June 30, 2008, the Company paid loan servicing fees of approximately $1,600 and $2,000, respectively.  During the six months ended June 30, 2009 and June 30, 2008, the Company paid loan servicing fees of approximately $4,000 and $2,700, respectively.

 6.       Fair Value of Financial Instruments

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

7.       Subsequent Events

Regarding the Recourse Obligation Notes more fully discussed in Note 5, certain modified terms and conditions were due to expire June 30, 2009.  Effective, July 2009, such modifications were extended through December 31, 2009.

The Company is currently negotiating a revolving line of credit with a bank for $5,000,000.  The line of credit will bear interest at prime plus one percent and will require monthly interest payments.  Principal and all unpaid interest will be due at maturity, which will be August 2012.  The line will be collateralized by a first lien security interest in the underlying real estate financed by the line of credit.  Management expects the line of credit to be executed during August 2009.

On July 29, 2009, the board of trustees approved an amendment to the Second Amended and Restated Line of Credit Promissory Note with UDF. The amendment increased the revolving line of credit facility to $60 million.

On July 29, 2009, Christine “Cricket” Griffin announced her retirement as President, Chief Financial Officer, and Chairman of the Board of Trustees of United Mortgage Trust, effective August 14, 2009.

On July 29, 2009, the board of trustees appointed Charles M. Gillis, a member of the board of trustees, to fill the remaining term of Chairman of the Board of Trustees of Ms. Griffin.

On July 29, 2009, the board of trustees appointed Leslie Wylie as a member of the board of trustees to fill the remaining term of Ms. Griffin.

On July 29, 2009, the board of trustees appointed Stuart Ducote as President and Chief Financial Officer of United Mortgage Trust, effective with Ms Griffin’s retirement.

Management has evaluated and disclosed subsequent events up to and including August 14, 2009 which is the date the statements were available for issuance.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2008

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
(iv)	lines of credit and loans secured by entitled and developed single-family lots, referred to as “Finished Lot Loans”; and,
(v)	lines of credit and loans secured by completed model homes, referred to as “Model Home Loans”; and,
(vi)
loans provided to entities that have recently filed for bankruptcy protection under Chapter 11 of the U.S. bankruptcy code, secured by a priority lien over pre-bankruptcy secured creditors, referred to as “Debtor in Possession Loans” and,

(vii)	lines of credit and loans, with terms of 18 months or less, secured by single family lots and homes constructed thereon, referred to as “Construction Loans,,
(viii)	first lien secured mortgage loans with terms of 12 to 360 months for the acquisition of single-family homes, referred to as “Residential Mortgages”, and,
(ix)	discounted cash flows secured by assessments levied on real property.

We collectively refer to the above listed loans as “Mortgage Investments”.  Additionally, our portfolio includes obligations of affiliates of our Advisor, which we refer to as “recourse loans.”  Loans are originated by others to the Company’s specifications or to specifications approved by the Company.  Most, if not all, of such loans are not insured or guaranteed by a federally owned or guaranteed mortgage agency.

The following table illustrates the percentage of our mortgage portfolio dedicated to each mortgage loan category as of June 30, 2009 and December 31, 2008:

Asset Category:	June 30 , 2009	December 31, 2008
Land development loans	42.48%	47.13%
First lien secured interim mortgages 12 months or less and residential mortgages and contracts for deed	27.40%	29.12%
Secured LOC to UMTH Lending Co., L.P.	23.22%	18.23%
Construction loans	5.06%	2.93%
Finished lot loans	1.84%	2.60%

The following table summarizes mortgage loans by type and original loan size held by United Mortgage Trust at June 30, 2009.

Description	No. of Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face amount of Mortgage (1)	Carrying amount of Mortgage (2)	Past Due Amounts (3)
Single family residential 1st mortgages and interim loans (5):
Original balance > $100,000	3	10.0% - 11.0%	10/1/11 – 5/1/38	n/a	n/a	$ 331,843	$ 326,906	$ 12,666
Original balance $50,000 - $99,999	112	8.5% - 12.75%	6/1/06 – 3/1/39	n/a	n/a	2,469,756	2,433,014	86,123
Original balance $20,000 - $49,999	227	9.0% - 14.5%	6/14/03– 5/19/36	n/a	n/a	2,848,482	2,806,105	103,902
Original balance under $20,000	16	9.0% - 14.5%	12/1/10 – 9/1/31	n/a	n/a	186,218	183,448	7,108

First Lien secured interim mortgages
Ready America Funding (4)	18	14.0%	2/23/03 – 2/6/37	n/a	n/a	18,380,370	18,106,929	1,581,373
Howe Note Consolidation (5)	1	6.0%	n/a	n/a	n/a	5,317,195	5,238,092	410,548

Secured, subordinate LOC to UMTH Lending Co., L.P. (4), (5)	172	12.5% - 13.5%	n/a	n/a	n/a	25,027,658	24,655,327	3,832,089

Land Development Loans
UDF III Economic Interest Participation	1	14.0%	12/31/09	n/a	n/a	44,957,146	44,957,146	-
UDF III Bear Creek Participation	1	12.0%	12/31/09	n/a	n/a	821,239	821,239	-

Finished Lot Loans	2	12.0 – 12.5%	8/31/09 – 3/3/10	n/a	n/a	1,987,730	1,987,730	-

Construction Loans	2	13.0%	10/28/09	n/a	n/a	5,446,815	5,446,815	-
Totals	555					$107,774,452	$106,962,751	$6,033,809

(1)	Current book value of loans.
(2)	Net of allowance for loan losses on mortgage loans of $811,701 at June 30, 2009.
(3)	Amounts greater than thirty (30) days past due.
(4)	Lines of credit with Ready America Funding and UMTH Lending Co., L.P. are collateralized by 18 and 172 loans, respectively.
(5)	No specific maturity date as UMT has first lien collateral position in these loans funded by the originator.

Below is a reconciliation and walk forward of mortgage loans, net of allowance for loan losses, for the six months ended June 30 2009.

Balance at beginning of period	$ 95,999,414
Additions during period:
New mortgage loans	20,308,316
Other (describe)	6,635,303

Deductions during period:
Collections of principal	(17,066,140)
Other decreases in principal	(1,930,313)
Foreclosures	-
Other (net change of Allowance)	3,016,171
Balance at close of period	$106,962,751

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

Generally, demand for new homes continued to deteriorate throughout 2008, accelerating with the cascading events in credit and equity markets in September and October, and has continued to fall in 2009.  Consumer confidence improved significantly in the second quarter from the historic lows to which it fell in early 2009, but remains depressed, particularly in consumers’ assessment of current conditions.  Market conditions remain challenging as many potential home buyers appear to have postponed their purchases of new homes until signs that the economy and employment are improving, or at least are not continuing to deteriorate.  These challenges have persisted in spite of tax credits and other incentives offered by the government and homebuilders to encourage new home purchases.  Our view is that the perspective of many potential home buyers is less concerned with home affordability and price and more concerned with job security and economic stability.

Nationally, new single-family home sales and new home inventory both significantly improved in the second quarter.  The sales of new single-family residential homes in June 2009 were at a seasonally adjusted annual rate of 384,000 units.  This number is much improved from the first quarter figure of 332,000, though it is still approximately 21.3% below the June 2008 estimate of 488,000.  The seasonally adjusted estimate of new houses for sale at the end of June 2009 was 281,000, which represents a supply of 8.8 months at the current sales rate – a significant reduction from the first quarter supply of 10.7 months.  We believe that this drop in the number of new houses for sale by approximately 155,000 units year-over-year reflects the homebuilding industry’s extensive efforts to bring the new home market back to equilibrium by reducing new housing starts and selling existing new home inventory.  According to the sources identified above, new single-family residential home permits and starts have fallen nationally, as a result and in anticipation of an elevated supply of and decreased demand for new single-family residential homes.  Single-family homes authorized by building permits in June 2009 were at a seasonally adjusted annual rate of 430,000 units.  This is 28.93% below the June 2008 estimate of 605,000 units.  Single-family home starts for June 2009 were at a seasonally adjusted annual rate of 470,000 units.  This is 28.24% below the June 2008 estimate of 655,000 units.  We believe that, with these reductions, new home inventory levels are approaching equilibrium and that what is necessary to regain prosperity in housing markets is the return of healthy levels of demand.

The primary factors affecting new home sales are housing prices, home affordability, and housing demand.  Housing supply may affect both new home prices and demand for new homes.  When new home supplies exceed new home demand, new home prices may generally be expected to decline.  Declining new home prices may result in diminished new home demand as people postpone a new home purchase until such time as they are comfortable that stable price levels have been reached.

Generally, housing markets remain difficult across the country and are declining on a national basis with those declines and difficulties most pronounced in markets that previously experienced rapid growth, steep increases in property values, and speculation, such as in California, Florida, Arizona, and Nevada.  However, a few markets, such as Texas, though weakened from its high in 2007, continue to remain fairly healthy relative to national trends.  The graph below illustrates the recent declines in national home price and prices in Arizona, California, Nevada, and Florida.  The chart also illustrates that Texas has maintained price stability and avoided such pronounced declines.

The Federal Housing Finance Agency (“FHFA”) analyzes the combined mortgage records of Fannie Mae and Freddie Mac, which form the nation’s largest database of conventional, conforming mortgage transactions, and produces an all-transactions house price index that tracks average house price changes in repeat sales or refinancings of the same single-family properties.  The index is based on data obtained from Fannie Mae and Freddie Mac for mortgages originated over the past 35 years.

The First Quarter 2009 all-transactions house price index reports that over the past twelve months, home prices have risen 2.10% on average in Texas while, nationally, home prices have fallen 3.35% over that same period.  According to that same source, only 16 states have seen home prices increase over the past 12 months, while 34 states and the District of Columbia have seen home prices fall.  Furthermore, only four states, Texas, Oklahoma, North Dakota, and South Dakota, have seen home prices rise by more than 2.0% over the past 12 months while four states, Arizona, Florida, Nevada, and California, have seen home prices fall by more than 13.0% over that period.  Home prices in the states of Arizona, Florida, California, and Nevada fell 13.63%, 14.57%, 15.96%, and 19.65%, respectively.

As of June 30, 2009, a great majority of our assets are secured by assets located in Texas.  While housing woes beleaguer the national economy, Texas housing markets have held up as some of the best in the country.  Texas housing markets have held up as some of the best in the country even as housing woes continue to beleaguer the national economy.  We believe the Texas markets have remained relatively healthy due to continued strong population growth, diverse economies, affordable housing, and home building and development discipline on the part of home builders and developers operating in Texas markets.  Though recent job growth has ceased due to the current economic climate, the Texas Comptroller of Public Accounts reports that Texas has added nearly one million new jobs over the past five years, and we believe that the long term fundamentals remain sound.

According to numbers publicly released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information, the median new home prices for June 2009 in the metropolitan areas of Austin, Houston, Dallas, and San Antonio are $213,525, $186,611, $208,133 and $180,441, respectively.  These amounts are at par with or slightly above the June 2009 national median sales price of new homes sold of $206,200, according to estimates released jointly by the U.S. Census Bureau and the Department of Housing and Urban Development.

Using the Department of Housing and Urban Development’s estimated 2009 median family income for the respective metropolitan areas of Austin, Houston, Dallas, and San Antonio, the median income earner in those areas has 1.32 times, 1.24 times, 1.27 times, and 1.22 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area.  These numbers illustrate that Texas homes are among the most affordable in the country.  Our measurement of housing affordability, as referenced above, is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, assuming an annual mortgage insurance premium of 50 basis points for private mortgage insurance and a cost that includes estimated property taxes and insurance for the home.

Using the U.S. Census Bureau’s 2009 income data to project an estimated median income for the United States of $64,000 and the June 2009 national median sales prices of new homes sold of $206,200, we conclude that the national median income earner has 1.21 times the income required to qualify for a mortgage loan to purchase the median-priced new home in the United States.  This estimation reflects the increase in home affordability in housing markets outside of Texas over the past 24 months, as new home prices in housing markets outside of Texas generally have fallen.  Indeed, the national median new home price of $206,200 has fallen by 11.99% from the June 2008 median new home sales price of $234,300, according to the Department of Housing and Urban Development.  As a result of falling home prices, we believe that affordability has been restored to the national housing market.

Additional indicators that provide insight into the extent of new home affordability are the ratio of new home prices to median income and the percentage of income required for new home payments.  Historically, the ratio of new home prices to median income in stable markets is between 3 and 4, and the average percentage of monthly income needed to service a conforming mortgage has been between 19% and 25%, between 29% and 37% for a first-time home purchase.  By each of these historical measures, new home prices are affordable both nationally and within the four major Texas markets.

Sources: Residential Strategies, MetroStudy, Federal Housing Finance Board, U.S. Census Bureau, United Development Funding

The Second Quarter 2009 U.S. Market Risk Index, a study prepared by PMI Mortgage Insurance Co., the U.S. subsidiary of The PMI Group, Inc., which ranks the nation’s 50 largest metropolitan areas through the first quarter of 2009 according to the likelihood that home prices will be lower in two years, reported that Texas cities lead the nation in home price stability.  This index analyzes housing price trends, the impact of foreclosure rates, and the consequence of excess housing supply on home prices.  The quarterly report projects that there is less than a 6.0% chance that the Dallas/Fort Worth-area and Houston-area home prices will fall during the next two years; a 2.8% chance that San Antonio-area home prices will fall during the next two years; and a 28.1% chance that Austin-area home prices will fall during the next two years.  Except for the Austin area, all Texas metropolitan areas included in the report are in the Top 8 least-likely areas to experience a decline in home prices in two years.  The Austin area is ranked the fourteenth least-likely area to experience a decline.  Dallas-Plano-Irving, Texas is the nation’s sixth least-likely metropolitan area, Fort Worth-Arlington, Texas is seventh least-likely, Houston-Sugar Land-Baytown, Texas is fifth least-likely, and San Antonio, Texas is fourth least-likely.

FHFA all-transaction price index reports that Texas had a healthy existing home price appreciation between the first quarter of 2009 and the first quarter of 2008 of 2.10%.  That report provides that existing home price appreciation between the first quarter of 2009 and the first quarter of 2008 for (a) Austin was 1.49%; (b) Houston was 3.83%; (c) Dallas was 2.21%; (d) Fort Worth was 3.11%; (e) San Antonio was 1.68%; and (f) Lubbock was 2.35%.  The FHFA tracks average house price changes in repeat sales or refinancings of the same single-family properties utilizing conventional, conforming mortgage transactions.

We also believe that changes in population and employment affect new home demand.  The United States Census Bureau reported in its 2008 Estimate of Population Change July 1, 2007 to July 1, 2008 that Texas led the country in population growth during that period.  The estimate concluded that Texas grew by 483,542 people, or 2.00% – a number that was 1.28 times greater in terms of raw population growth than the next closest state, California, and more than 2.67 times the second closest state, North Carolina.  According to the same source, Texas also led the country in population growth during the previous year of July 1, 2006 to July 1, 2007 with an estimated population growth of 496,751 people, or 2.12%.  The United States Census Bureau also reported that Texas had the most counties of any state among the 100 fastest-growing counties in the nation with 19 counties and that Texas had the most counties that added the greatest number of residents between July 1, 2007 and July 1, 2008.  Six of the top 15 counties were in Texas: Harris (Houston), Tarrant (Fort Worth), Bexar (San Antonio), Collin (North Dallas), Dallas (Dallas) and Travis (Austin).  Additionally, the United States Census Bureau reported that four out of Texas’ five major cities – Austin, Houston, Dallas and Fort Worth – were among the top ten in the nation for population growth from 2007 to 2008 for metropolitan statistical areas with a population estimate exceeding 1 million.  Dallas-Fort Worth-Arlington led the nation in numerical population growth with an estimated population increase of 146,532, with Dallas-Plano-Irving showing an estimated increase of 97,036 and Fort Worth-Arlington showing an estimated increase of 49,496.  Houston-Sugarland-Baytown was second in the nation in numerical population growth with an estimated increase of 130,185.  Austin-Round Rock had an estimated population growth of 60,012.  San Antonio ranked fifteenth with an estimated population growth of 46,524 over this same period.  The percentage increase in population for these major Texas cities ranged from 2.34% to 3.77%.

As stated earlier, the Texas economy has added a net of nearly 1.0 million new jobs over the past five years.  However, due to the national and global recession, the Texas economy has begun to slow, beginning in the fourth quarter of 2008 and continuing through the first two quarters of 2009.  Over the twelve month period ending June 2009, the United States Department of Labor reported that Texas lost approximately 266,300 jobs and the unemployment rate is 7.5%, up from 4.8% in June 2008.  However, the same report states that, nationally, the United States lost approximately 5,542,000 jobs, nearly double the percentage of jobs cut in Texas over that same period, and the unemployment rate rose to 9.5% from 5.6% in June 2008.

The Texas Workforce Commission reports that as of June 2009, the unemployment rate for Austin-Round Rock, Texas was 7.1%, up from 4.5% in June 2008; Dallas-Fort Worth-Arlington, Texas was 8.2%, up from 5.1%; Houston-Sugar Land-Baytown, Texas was 8.0%, up from 5.0%; and San Antonio, Texas was 6.9%, up from 4.9%.  The Texas metropolitan area of Austin was the last major city in Texas to transition from jobs created to jobs lost. In the most recent quarter Austin went from 3,300 jobs created year-over-year to a net loss of 1,200 jobs year-over-year for the twelve month period ending June 2009.  During those same 12 months, Houston, Dallas-Fort Worth, and San Antonio experienced net losses of 69,600, 58,300, and 6,300 jobs, respectively.  However, these cities have added an estimated net total of 710,400 jobs over the past five years. Austin added 111,800; Dallas-Fort Worth added 250,400; Houston added 257,700; and San Antonio added 90,500.

Due to the national and global recession, we believe it is likely that the Texas economy will continue to slow and that Texas will suffer a net loss of jobs in 2009.  The National Bureau of Economic Research has concluded that the U.S. economy entered into a recession in December 2007, ending an economic expansion that began in November 2001.  We believe that the transition from month-over-month and year-over-year job gains in Texas, to year-over-year and month-over-month job losses indicates that the Texas economy has slowed significantly, beginning in the fourth quarter of 2008 when we believe Texas followed the nation into recession.  However, we also believe that the Texas economy will continue to outperform the national economy.  According to the Texas Workforce Commission, Texas tends to enter into recessions after the national economy has entered a recession and usually leads among states in the economic recovery.  In the current downturn, Texas’ recession trailed the national recession by nearly a year.

In sharp contrast to the conditions of many homebuilding markets in the country where unsold housing inventory remains a challenge, new home sales are greater than new home starts in Texas markets, indicating that home builders in Texas are focused on preserving a balance between new home demand and new home supply.  Home builders and developers in Texas have remained disciplined on new home construction and project development.  New home starts have been declining year-over-year and are outpaced by new home sales in all of our Texas markets where such data is available.  Inventories of finished new homes and total new housing (finished vacant, under construction, and model homes) remain at healthy and balanced levels in all four major Texas markets, Austin, Dallas-Fort Worth, Houston, and San Antonio.  Each major Texas market is experiencing a rise in the number of months of finished lot inventories as homebuilders continue to reduce the number of new home starts, with each major Texas market reaching elevated levels.  Houston has an estimated inventory of finished lots of approximately 43.8 months, Austin has an estimated inventory of finished lots of approximately 51.4 months, San Antonio has an estimated inventory of finished lots of approximately 63.2 months, and Dallas-Fort Worth has an estimated inventory of finished lots of approximately 80.0 months.  A 24-28 month supply is considered equilibrium for finished lot supplies.

The recent rise in month’s supply of finished lot inventory in Texas markets owes itself principally to the decrease in the pace of annual starts rather than an increase in the raw number of developed lots.  Indeed, the number of finished lots dropped by more than 1,100 lots in Austin, Houston, and Dallas-Fort Worth and by more than 400 lots in San Antonio in the second of quarter of 2009.  Annual starts in each of the Austin, San Antonio, Houston, and Dallas-Fort Worth markets are outpacing lot deliveries.  With the discipline evident in these markets, we expect to see a continued decline in raw numbers of finished lot inventories in coming quarters as new projects have been significantly reduced.

Texas markets continue to be some of the strongest homebuilding markets in the country, though home building in Texas has weakened through the past few quarters.  Annual new home sales in Austin outpace starts 8,978 versus 6,977, with annual new home sales declining year-over-year by approximately 32.5%.  While the decline in housing starts has caused vacant lot inventory to become elevated from its previously balanced position, it has also maintained a balance in the housing inventory.  Finished housing inventory and total new housing inventory (finished vacant, under construction and model homes) remain at healthy and balanced levels of 2.5 months and 6.1 months, respectively.  The generally accepted equilibrium levels for finished housing inventory and total new housing inventory are a 2-to-2.5 month supply and a 6.0 month supply, respectively.  Like Austin, San Antonio is also a healthy homebuilding market.  Annual new home sales in San Antonio outpace starts 9,054 versus 7,549, with annual new home sales declining year-over-year by approximately 31.4%.  Finished housing inventory and total new housing inventory remain at healthy levels with a 2.6 month supply and 6.0 month supply, respectively, each within or below the considered equilibrium levels.  Houston too is a healthy homebuilding market.  Annual new home sales there outpace starts 23,600 versus 18,177, with annual new home sales declining year-over-year by approximately 30.8%.  Finished housing inventory and total new housing inventory have been balanced at a 2.83 month supply – slightly above equilibrium – and a 6.2 month supply, which is within the considered equilibrium level.  Dallas-Fort Worth is healthy homebuilding market as well.  Annual new home sales in Dallas-Fort Worth outpace starts 20,093 versus 13,845, with annual new home sales declining year-over-year by approximately 35.4%.  Finished housing inventory and total new housing inventory have risen to a 3.2 month supply and 6.3 month supply, respectively, each slightly above the considered equilibrium level.  All numbers are as publicly released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information.

The Real Estate Center at Texas A&M University has reported that the sales of existing homes remain relatively healthy in our Texas markets, as well.   Though the year-over-year sales pace has fallen between 18% and 22% in each of the four largest Texas markets, inventory levels have generally remained stable.  The number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth, and Lubbock is 6.5 months, 6.3 months, 6.6 months, 6.4 months, and 5.5 months, respectively.  San Antonio is slightly elevated with an 8.3 month home for sale inventory.  A 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market.  Through June 2009, the number of existing homes sold year-to-date in (a) Austin is 9,446, down 22% year-over-year; (b) San Antonio is 8,448, down 18% year-over-year; (c) Houston is 27,387, down 21% year-over-year, (d) Dallas is 21,090, down 21% year-over-year, (e) Fort Worth is 3,834, down 25% year-over-year, and (f) Lubbock is 1,623, down 8% year-over-year.

In managing and understanding the markets and submarkets in which we make loans, we monitor the fundamentals of supply and demand.  We track the economic fundamentals in each of the respective markets, analyzing demographics, household formation, population growth, employment, migration, immigration, and housing affordability.  We also watch movements in home prices and the presence of market disruption activity, such as investor or speculator activity that can create a false impression of demand and result in an oversupply of homes in a market.  Further, we study new home starts, new home closings, finished home inventories, finished lot inventories, existing home sales, existing home prices, foreclosures, absorption, prices with respect to new and existing home sales, finished lots and land, and the presence of sales incentives, discounts, or both, in a market.

Generally, the residential homebuilding industry is cyclical and highly sensitive to changes in broader economic conditions, such as levels of employment, consumer confidence, income, availability of financing for acquisition, construction, and permanent mortgages, interest rate levels, and demand for housing.  The condition of the resale market for used homes, including foreclosed homes, also has an impact on new home sales.  In general, housing demand is adversely affected by increases in interest rates, housing costs, and unemployment and by decreases in the availability of mortgage financing or in consumer confidence, which can occur for numerous reasons, including increases in energy costs, interest rates, housing costs, and unemployment.

We face a risk of loss resulting from deterioration in the value of the land purchased by the developer with the proceeds of loans from us, a diminution of the site improvement and similar reimbursements used to repay loans made by us, and a decrease in the sales price of the single-family residential lots developed with the proceeds of loans from us.  Deterioration in the value of the land, a diminution of the site improvement and similar reimbursements, and a decrease in the sales price of the residential lots can occur in cases where the developer pays too much for the land to be developed, the developer is unable or unwilling to develop the land in accordance with the assumptions required to generate sufficient income to repay the loans made by us, or is unable to sell the residential lots to homebuilders at a price that allows the developer to generate sufficient income to repay the loans made by us.  Our Advisor actively monitors the markets and submarkets in which we make loans, including mortgage markets, homebuilding economies, the supply and demand for homes, finished lots, and land and housing affordability to mitigate such risks.  Our Advisor also actively manages our loan portfolio in the context of events occurring with respect to the loan and in the market and submarket in which we made the loan.  We anticipate that there may be defaults on development loans made by us and that we will take action with respect to such defaults at any such time that we determine it prudent to do so, including such time as we determine it prudent to maintain and protect the value of the collateral securing a loan by originating another development loan to another developer with respect to the same project to maintain and protect the value of the collateral securing our initial loan.

We face a risk of loss resulting from adverse changes in interest rates.  Changes in interest rates may affect both demand for our real estate finance products and the rate of interest on the loans we make.  In most instances, the loans we make will be junior in the right of repayment to senior lenders, who will provide loans representing 70% to 80% of total project costs.  As senior lender interest rates available to our borrowers increase, demand for our mortgage loans may decrease, and vice versa.

Developers to whom we make mortgage loans use the proceeds of such loans to develop raw real estate into residential home lots.  The developers obtain the money to repay these development loans by selling the residential home lots to home builders or individuals who will build single-family residences on the lots, receiving qualifying site improvement reimbursements, and by obtaining replacement financing from other lenders.  If interest rates increase, the demand for single-family residences may decrease.  Also, if mortgage financing underwriting criteria become stricter, demand for single-family residences may decrease.  In such an interest rate and/or mortgage financing climate, developers may be unable to generate sufficient income from the resale of single-family residential lots to repay loans from us, and developers’ costs of funds obtained from lenders in addition to us may increase as well.  If credit markets deteriorate, developers may not be able to obtain replacement financing from other lenders.  Accordingly, increases in single-family mortgage interest rates, decreases in the availability of mortgage financing, or decreases in the availability of replacement financing could increase the number of defaults on development loans made by us.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate and interest rates generally, that it reasonably anticipates to have a material impact on either the income to be derived from our investments in mortgage loans or entities that make mortgage loans, other than those referred to in this Quarterly Report on Form 10-Q.  The disruption of mortgage markets, in combination with a significant amount of negative national press discussing turmoil in mortgage markets and the poor condition of the national housing industry, including declining home prices, have made potential new home purchasers and real estate lenders very cautious.  The economic downturn that continues to occur, the failure of highly respected financial institutions, significant decline in equity markets around the world, unprecedented administrative and legislative actions in the United States, and actions taken by central banks around the globe to stabilize the economy have further caused many prospective home purchasers in our markets to postpone their purchases.  In summary, we believe there is a general lack of urgency to purchase homes in these times of economic uncertainty.  We believe that this has further slowed the sales of new homes and expect that this will result in a slowing of the sales of finished lots developed by our clients in certain markets; however, we do not anticipate the prices of those lots changing materially.  We also expect that the decrease in the availability of replacement financing may increase the number of defaults on development loans made by us or extend the time period anticipated for the repayment of our loans.

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

Loan Portfolio Overview

The deterioration in the residential mortgage market, specifically the discontinuation of sub-prime and Alt – A products, referred to herein as the sub-prime credit crisis, and the continued slowdown in new home sales are directly and indirectly affecting the ability of our borrowers to sell the assets securing their loans, pay interest due us and repay the loans when due.  New and existing home financing solutions are being introduced by both the private and public sectors.  Housing inventories are slowly beginning to reduce to sustainable levels.  However, consumer confidence remains low.   Industry-wide lenders are reevaluating and restructuring credits affected by residential mortgage markets as housing sales decline.  Overall recovery of the single family housing industry is likely to be prolonged.  We believe that a pragmatic and pro-active approach to managing our credits will allow us to maximize repayments and properly report asset values.  In consideration of the above, we are:

•	reducing our investment in interim loans dependent on sub-prime and Alt-A mortgage products for repayment of our loan.

•	accepting a secured note from UMTHLC for shortfalls from foreclosed properties to enable UMTHLC to efficiently manage past due and foreclosed accounts throughout the duration of the credit crisis.

•	increasing loss reserves for certain deficiency loans where full collection of the indebtedness is not assured.

•	re-evaluating collateral value on specific loans deemed to be affected by current mortgage and housing environments and reserving for unsecured deficiencies.

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

Results of Operations

Revenues for the three months ended June 30, 2009, were approximately $2,363,000 compared to approximately $3,040,000 for the comparable period in the prior year.  This decrease of approximately $677,000 was due primarily to the reduction in the amount of the UDF line of credit held by us, which decreased interest income approximately $640,000. Revenues for the six months ended June 30, 2009, were approximately $4,501,000 compared to approximately $6,224,000 for the comparable period in the prior year. This decrease of approximately $1,723,000 was due primarily to reduced interest income of approximately $1,400,000 as a result of the reduction in the amount of the UDF line of credit held by us, and reduced interest income of approximately $295,000 due to the placement of certain other loans on non-accrual status on January 1, 2009. Revenues from interim loans accounted for approximately 54% of revenues for the three months ended June, 2009 compared to 56% in the same period in the prior year.  Revenues from interim loans accounted for approximately 56% of revenues for the six months ended June, 2009 compared to 57% in the same period in the prior year.  The decline in our interim portfolio was a function of our intention to reduce our investment in interim construction loans secured by modular and manufactured homes and related lots.

During the three months ended June 30, 2009 and June 30, 2008, approximately 21% and 25%, respectively, of our revenues were derived from lines of credit and lot banking transactions, (these secured loans for the acquisition and development of single-family home lots are referred to as “land development loans” and “lot banking transactions”).  Approximately 21% and 25% of our revenues were derived from lines of credit and lot banking transactions during the six months ended June 30, 2009 and June 30, 2008, respectively.  At June 30, 2009, our investment in the lines of credit to our affiliate, UDF, through the Economic Interest Agreement, and lot banking transactions was approximately $60 million.  We anticipate our investment in construction loans will increase during the remainder of 2009, as we initiate a new bank credit facility to accommodate construction loans. We intend to use our line of credit to build this portion of our portfolio.  See Note 7 – Subsequent Events for further discussion.

During the three months ended June 30, 2009 and June 30, 2008, approximately 11% and 8% of our revenues, respectively, were derived from secured promissory notes issued by affiliates as evidence of their accrued obligations to reimburse UMT for any defaulted loans that we acquired from them, which notes we refer to as “Recourse Obligations.”  During the six months ended June 30, 2009 and June 30, 2008, approximately 11% and 8% of our revenues were derived from secured promissory notes issued by affiliates. These Recourse Obligations were modified during October 2007 to reflect current market conditions.  Such modifications included but were not limited to a reduction in the interest rate on these notes.

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

Operating Expenses for the three months ended June 30, 2009 and June 30, 2008, were approximately $1,238,000 and $1,855,000, respectively.  Operating Expenses for the six months ended June 30, 2009 and June 30, 2008, were approximately $2,200,000 and $2,619,000, respectively. The decreases from prior year periods is primarily due to reduced loan loss provisions recognized in 2009, based on the Company’s assessment of the underlying collateral value of its loan portfolio.  Other fluctuations in operating expense line items are discussed below for the three and six month periods ended June 30, 2009:

Trust administration fees - $256,000 and $272,000 (a 6% decrease) between the comparable three month periods ended June 30, 2009 and 2008, respectively, and $514,000 and $545,000 (a 6% increase) between the comparable six month periods ended June 30, 2009 and 2008, respectively.  This fee is approximately 1/12 of 1.0% monthly of total assets under management.  The decrease in the fee is due to a decrease in the Company’s qualifying assets under management during these periods.

General and administrative expenses - $310,000 and $326,000 (a 5% decrease) between the comparable three month periods ended June 30, 2009 and 2008, respectively, and $609,000 and $560,000 (a 9% increase) between the comparable six month periods ended June 30, 2009 and 2008, respectively.  The increase was primarily due to increases in REO expenses offset by a decrease in franchise tax expense during the six month period ended June 30, 2009.

Provision for loan losses - The Company recorded a provision for loan losses for the three months ended June 30, 2009 and 2008 of $670,000 and $1,255,000 respectively.  For the six months ended June 30, 2009 and 2008, we recorded a provision of $1,073,000 and $1,510,000, respectively. The Company realized loan losses of approximately $371,000 and $350,000 during the comparable six-month periods of 2009 and 2008, respectively.  Loss reserves are estimates of future losses based on historical default rates, estimated losses on the sale of real estate owned and expectations of future economic conditions and activity.  The Company continually re-evaluates collateral value on specific loans deemed to be affected by current mortgage and housing environments and intends to establish reserves for any expected deficiencies that are not otherwise secured.  From inception through June 30, 2009, we have acquired approximately $796 million of loans.  We have recorded losses approximating 1.2% of those assets to date.  We anticipate loan losses to continue, primarily in our long-term and un-affiliated construction loan portfolio, and therefore continue to assess the adequacy of our loan loss reserves.

Net income was approximately $1,125,000 and $1,185,000 for the three months ended June 30, 2009 and 2008, respectively.  Net income was approximately $2,301,000 and $3,605,000 for the six months ended June 30, 2009 and 2008, respectively. Earnings per share of beneficial interest for the three months ended June 30, 2009 and 2008 were $0.18 per share. Earnings per share of beneficial interest for the six months ended June 30, 2009 and 2008 were $0.36 and $0.55 per share, respectively.

Distributions, per share, to shareholders were $0.09 and $0.37 per share for the three months ended June 30, 2009 and 2008, respectively and $0.39 and $0.75 per share for the six months ended June 30, 2009 and 2008, respectively

CAPITAL RESOURCES AND LIQUIDITY FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Our sources of funds for liquidity consist of our dividend reinvestment plan, repayments of principal on our loans made to purchase mortgage investments, and bank lines of credit.  The table below summarizes certain liquidity sources and uses for the six-month periods ended June 30, 2009 and June 30, 2008:

	2009	2008
Shares issued	27,315	61,694
Dividend reinvestment proceeds	$546,000	$1,234,000
Number of shares returned to treasury	45,159	164,189
Value of shares repurchased	$(849,295)	$(3,191,000)
Principal receipts (payments):
Residential mortgages and contracts for deed	$362,000	$429,000
Interim loans	$1,741,000	$2,133,000
Investments in line of credit, non-affiliate	$(2,368,000)	-
Payments received under line of credit, affiliate	$1,578,000	$3,415,000

We are not currently offering shares in the public markets except to existing shareholders through our dividend reinvestment plan. In July 2006, we registered an additional 1,000,000 shares to be offered through our dividend reinvestment plan.

On March 18, 2009, the Board approved certain modifications to the Company’s Share Repurchase Plan (“SRP”) and Dividend Reinvestment Plan (“DRIP”), which modifications were disclosed in a report on Form 8-K which we filed with the SEC on March 19, 2009.  Pursuant to the requirements of the SRP and DRIP, the Company sent its shareholders notice of amendment of the SRP and the DRIP, both of which were effective on May 1, 2009.

Shares issued in the aggregate, as of June 30, 2009 and 2008 were 8,245,906 and 8,172,378, respectively.  Shares retired to treasury through our share redemption plan in the aggregate were 1,827,181 and 1,624,957 through June 30, 2009 and 2008, respectively. Total shares outstanding were 6,418,725 and 6,547,421, at June 30, 2009 and 2008, respectively.  As of June 30, 2009, inception to date gross offering proceeds from all public offerings were approximately $164,718,000 and net proceeds after fees, marketing reallowance and commissions were approximately $145,565,000.

Our Advisor is negotiating a new revolving line of credit facility with a bank for $5,000,000.  The line of credit will bear interest at prime plus one percent and will require monthly interest payments.  Principal and all unpaid interest will be due at maturity, which is August 2012.  The line will be collateralized by a first lien security interest in the underlying real estate financed by the line of credit.  Management expects the line of credit to be executed during August 2009.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In prior periods, we were exposed to interest rate changes primarily as a result of the method by which our bank credit facility was calculated at 1/2% over bank prime lending rate.  Management anticipates we will have similar interest rate exposure with our new credit facilities, when consummated, as they will most likely have variable interest rates associated with them.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, consisting of the individual who serves as our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2009.  Based on such evaluation, management has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the second fiscal quarter of 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Share repurchases have been at prices between NAV, which is calculated and adjusted as necessary on a quarterly basis, and $20 per share. Shares repurchased at the lower price were 1) shares held by shareholders for less than 12 months or 2) shares purchased outside of our SRP.  Our stated NAV at December 31, 2008 was $16.03 per share.  Our stated NAV at June 30, 2009 was $15.92 per share.

The following table sets forth information relating to shares of beneficial interest repurchased into treasury during the period covered by this report.

Month	Total number of shares repurchased	Average Purchase Price	Total number of shares purchased as part of a publicly announced plan	Total number of shares purchased outside of plan
January	26,069	$19.18	19,986	6,083
February	6,069	$16.48	-	6,069
March	4,168	$20.00	4,168	-
April	6,355	$19.66	5,748	607
May	1,173	$17.05	-	1,173
June	1,326	$15.84	-	1,326
Totals	45,160	$18.04	29,902	15,258

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s 2009 Annual Meeting of Shareholders held on June 10, 2009 at the Company’s principal executive office at 1301 Municipal Way Suite 200, Grapevine, Texas, 76051, the shareholders of the Company elected the following directors, constituting the entire Board of Trustees of the Company to serve one year terms expiring at the Company’s 2010 Annual meeting of Shareholders.

	For	Against	Withheld
Christine Griffin	3,980,779	-	57,265
Roger C. Wadsworth	3,977,801	-	60,243
Phillip K. Marshall	3,978,050	-	59,994
Michele A. Cadwell	3,978,050	-	59,994
Charles M. Gillis	3,978,050	-	59,994

At the Company’s 2009 Annual Meeting of Shareholders held on June 10, 2009, the shareholders of the Company also ratified the appointment of Whitley Penn LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009 as follows:

	For	Against	Abstain
Ratification of Whitley Penn LLP as the Company’s independent registered public accounting firm	3,911,849	40,409	85,786

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Form of Second Amended Restated Declaration of Trust	*
3.2	Bylaws of the Company	*
4.1	Form of certificate representing the shares	*
4.2	Dividend Reinvestment Plan (incorporated by reference from the prospectus to the Company's Registration Statement on Form S-3POS (File no, 333-136107), that became effective October 16, 2006))	**
4.3
Description of Share Repurchase Program (incorporated by reference from the prospectus to the Company's Registration Statement on Form S-3POS (File no, 333-136107), that became effective October 16, 2006))
**

10.1
Economic Interest Participation Agreement and Purchase Option between United Mortgage Trust and UDF III dated September 19, 2008 (filed as Exhibit 10.1 to Form 10-Q for the Quarter Ended September 30, 2008 and incorporated herein by reference)

10.2
Participation Agreement between United Mortgage Trust and UDF III dated September 30, 2008 (filed as Exhibit 10.2 t o Form 10-Q for the Quarter Ended September 30, 2008 and incorporated here in by reference)

10.3	Advisory Agreement dated August 14, 2006 between the Company and UMTH General Services, L.P. (incorporated by reference from Form 8-K filed August 16, 2006)
10.4	Form of Mortgage Servicing Agreement between the Company and South Central Mortgage, Inc. at a later date assigned to Prospect Service Corp.	*

10.5
Second Amended Secured Line of Credit Promissory Note and Security Agreement between the Company and United Development Funding, L.P. dated June 20, 2006 (incorporated by reference from Form 8-K filed June 21, 2006)

10.6	Secured Variable Amount Promissory Note dated December 31, 2005 issued by Capital Reserve Group, Inc. (incorporated by reference from Form 8-K filed March 31, 2006)
10.7	Secured Variable Amount Promissory Note dated December 31, 2005 issued by South Central Mortgage, Inc. (incorporated by reference from Form 8-K filed March 31, 2006)
10.8	Secured Variable Amount Promissory Note dated December 31, 2005 issued by Ready America Funding Corp. (incorporated by reference from Form 8-K filed March 31, 2006)
10.9
Form of Assignment of Limited Partnership Interest as Collateral Dated December 31, 2005 between the Company and Capital Reserve Group, Inc., South Central Mortgage, Inc., Ready America Funding Corp. and WLL, L.P. (incorporated by reference from Form 8-K filed March 31, 2006)

10.10	Guaranty dated December 31, 2005 between the Company and Ready Mortgage Corp. (incorporated by reference from Form 8-K filed March 31, 2006)
10.11	Guaranty dated December 31, 2005 between the Company and WLL, L.P. (incorporated by reference from Form 8-K filed March 31, 2006)
10.12	Guaranty dated December 31, 2005 between the Company and UMT Holdings, L.P. (incorporated by reference from Form 8-K filed March 31, 2006)
10.13	Intercreditor and Subordination Agreement dated December 31, 2005 between the Company and UMT Holdings, L.P. (incorporated by reference from Form 8-K filed March 31, 2006)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

UNITED MORTGAGE TRUST

Date: August 14, 2009	By	/s/ Christine A. Griffin
President, Chief Executive Officer and Chief Financial Officer