Form 10-Q
period 2009-09-30
UNITED MORTGAGE TRUST
filed 2009-11-13
CIK 101390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the Registrant’s shares of beneficial interest, par value $0.01 per share, as of the close of business on November 12, 2009 was 6,423,566.

UNITED MORTGAGE TRUST
INDEX

PART I - FINANCIAL INFORMATION

UNITED MORTGAGE TRUST
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$1,276,666	$1,944,271

Mortgage investments:
Investment in trust receivable	5,146,997	5,336,550
Interim mortgages, affiliates	41,804,223	41,574,804
Interim mortgages	348,600	348,600
Allowance for loan losses	(610,896)	(635,820)
Total mortgage investments	46,688,924	46,624,134

Line of credit receivable, affiliate	61,841,593	47,889,473
Line of credit receivable, non-affiliate	7,065,709	4,677,860
Accrued interest receivable	401,064	410,392
Accrued interest receivable, affiliate	8,629,707	8,309,503
Recourse obligations, affiliates	16,430,597	16,578,484
Residential mortgages and contracts for deed foreclosed	452,688	781,153
Interim mortgages foreclosed	5,036,502	5,877,554
Deficiency notes	7,189,311	6,980,510
Deficiency note, affiliate	7,335,164	5,332,105
Allowance for loan losses – deficiency notes	(4,344,128)	(3,131,155)
Other assets	446,463	342,202
Total assets	$158,450,260	$142,616,486

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$616,395	$887,428
Dividend payable	310,000	646,853
Line of credit	3,575,000	-
Participation payable, affiliate	51,544,643	38,321,843
Total liabilities	56,046,038	39,856,124

Commitments and contingencies

Shareholders' equity:
Shares of beneficial interest; $0.01 par value; 100,000,000 shares authorized; 8,255,523 and 8,218,591 shares issued in 2009 and 2008, respectively; and 6,420,409 and 6,436,569 outstanding in 2009 and 2008, respectively	82,555	82,186
Additional paid-in capital	146,111,836	145,444,733
Advisor's reimbursement	397,588	397,588
Cumulative distributions in excess of earnings	(8,579,748)	(8,551,085)
	138,012,231	137,373,422
Less treasury stock of 1,835,114 and 1,782,022 shares in 2009 and 2008, respectively, at cost	(35,608,009)	(34,613,060)
Total shareholders' equity	102,404,222	102,760,362
Total liabilities and shareholders' equity	$158,450,260	$142,616,486

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Interest income, affiliates	$1,919,845	$2,299,355	$5,758,503	$7,173,738
Interest income, non-affiliates	366,533	458,253	1,028,471	1,807,466
	2,286,378	2,757,608	6,786,974	8,981,204
Expenses:
Trust administration fee	260,296	266,076	773,853	811,534
Loan servicing fee	2,970	1,431	6,762	4,164
General and administrative	209,434	292,727	818,652	853,153
Provision for loan losses	670,000	260,411	1,742,500	1,770,411
Interest expense	26,528	289	27,117	289
	1,169,228	820,934	3,368,884	3,439,551

Net income	$1,117,150	$1,936,674	$3,418,090	$5,541,653

Net income per share of beneficial interest	$0.17	$0.30	$0.53	$0.84

Weighted average shares outstanding	6,417,973	6,513,696	6,417,206	6,561,518

Distributions per weighted share outstanding	$0.14	$0.30	$0.59	$1.05

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating Activities
Net income	$3,418,090	$5,541,653
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	1,742,500	1,770,411
Depreciation and amortization	1,035	1,035
Changes in assets and liabilities:
Accrued interest receivable	(2,898,451)	(2,431,804)
Other assets	(105,294)	48,930
Accounts payable and accrued liabilities	(195,028)	(21,411)
Net cash provided by operating activities	1,962,852	4,908,814

Investing Activities
Investment in trust receivable	(103,451)	(8,389)
Principal receipts on trust receivable	152,255	55,904
Investment in interim mortgages	(1,224,788)	(898,407)
Principal receipts on interim mortgages	10,011	1,637,002
Investments in interim mortgages, affiliates	(310,471)	(4,513,823)
Principal receipts on interim mortgages, affiliates	1,493,014	611,857
Principal receipts on residential mortgages and contracts for deed, net	716,216	594,229
Principal receipts (investments in) line of credit receivable, affiliate, net	(1,076,586)	22,192,132
Investments in line of credit receivable, non-affiliate, net	(2,156,448)	-
Principal receipts (investments in) recourse obligations, net	69,021	(2,553)
Net cash provided by (used in) investing activities	(2,431,227)	19,667,952

Financing Activities
Proceeds from issuance of shares of beneficial interest	667,473	1,757,771
Purchase of treasury stock	(994,949)	(4,681,692)
Draws on line of credit, net	3,575,000	-
Dividends	(3,446,754)	(6,870,360)
Net cash used in financing activities	(199,230)	(9,794,281)

Net increase (decrease) in cash and cash equivalents	(667,605)	14,782,485
Cash and cash equivalents at beginning of period	1,944,271	1,597,883
Cash and cash equivalents at end of period	$1,276,666	$16,380,368

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$18,570	$319
Noncash Activity:
Transfers of affiliate and non-affiliate loans to foreclosed properties or recourse obligations	-	4,824,004
Participation receivable, affiliate	(13,222,800)	(23,699,040)
Participation payable, affiliate	13,222,800	23,699,040
Participation accrued interest receivable, affiliate	508,378	(115,291)
Participation accrued interest payable, affiliate	(508,378)	115,291

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

The consolidated financial statements include the accounts of the Company and certain wholly-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2008, included in our Annual Report on Form 10-K filed with the SEC on March 31, 2009.  Operating results for the nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  Certain prior period amounts have been reclassified to conform to current period presentation.

3.	Impact of Recently Issued Accounting Standards

On July 1, 2009, the Financial Accounting Standards Board (FASB) issued FASB Statement of Financial Accounting Standards No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which is included in FASB Accounting Standards Codification (ASC) 105 “Generally Accepted Accounting Principles.”  This new guidance approved the FASB ASC as the single source of authoritative nongovernmental GAAP.  The FASB ASC is effective for interim or annual periods ending after September 15, 2009.  All existing accounting standards have been superseded and all other accounting literature not included in the FASB ASC will be considered nonauthoritative.  The ASC is a restructuring of GAAP designed to simplify access to all authoritative literature by providing a topically organized structure.  The adoption of FASB ASC did not impact the Company’s financial condition or results of operations.  Technical references to GAAP included in these notes to the Consolidated Financial Statements are provided under the new FASB ASC structure.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”) which amends FASB ASC 820, “Fair Value Measurement and Disclosure.” SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however the application of this statement may change current practice. The requirements of SFAS 157 are first effective for the Company for the fiscal year beginning January 1, 2008. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter 2009.  Accordingly, the Company’s adoption of this standard on January 1, 2008 was limited to financial assets and liabilities. The Company’s adoption of SFAS 157 as of January 1, 2009, has not had a material impact on the Company’s financial condition or results of operations.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115,” which amends FASB ASC 825, “Financial Instruments.” The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 is effective beginning in fiscal year 2008. The adoption of FAS 159 did not have a material impact on the Company’s financial position or results of operations.

On October 10, 2008, the FASB issued FSP 157-3 (“FSP 157-3”), Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active, which amends FASB ASC 820, “Fair Value Measurements and Disclosure.” FSP 157-3 clarifies the application of Statement 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for the financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP 157-3 did not have a material impact on the Company’s financial position or results of operations.

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

As of September 30, 2009 and December 31, 2008, the Company had two deficiency notes with non-affiliates in the amount of approximately $7,189,000 and $6,981,000, respectively. The Company has recorded reserves of $4,344,128 and $3,131,155 against these notes as of September 30, 2009 and December 31, 2008 respectively.  These notes do not accrue interest as the underlying collateral value approximates the note balance, net of reserves.

As of December 31, 2007, UMTH Lending Company, L.P.(“UMTHLC”) issued to the Company a variable amount promissory note in the original amount of $5,100,000 to evidence its deficiency obligations to the Company.  The initial principal amount of the note was approximately $1,848,000. The principal balance will fluctuate from time to time based on the underlying loan activity and the amount of deficiencies realized by the affiliate.  The note bears interest at a rate of 10%, and requires monthly principal and interest payments based on a ten-year amortization for the outstanding principal balance.  The note is secured by a limited guaranty by UMTHGS, the Advisor, equal to a monthly amount not to exceed 33% of the advisory fee received by UMTHGS under the terms of its advisory agreement with the Company.  This note had a balance of approximately $7,335,000 and $5,332,000 at September 30, 2009 and December 31, 2008, respectively.  Per the terms of the Secured Notes, the unpaid principal balance may be greater or less than the initial principal amount of the note and is not considered an event of default.  As of September 30, 2009 no reserves have been recognized on this loan based on management’s assertion.

5.       Related Party Transactions

1) UMTH is a Delaware limited partnership which is in the real estate finance business. UMTH holds a 99.9% limited partnership interest in UMTH Lending Company, L.P., which originates interim loans that the Company is assigned, UMTH Land Development, L.P. ("UMTHLD"), which holds a 50% profit interest in United Development Funding, L.P. (“UDF”) and acts as UDF's asset manager, and Prospect Service Corp. (“PSC”), which services the Company’s residential mortgages and contracts for deed and manages the Company’s REO.   In addition, UMTH has a limited guarantee of the obligations of Capital Reserve Group (“CRG”), Ready America Funding Corp (“RAFC”), and South Central Mortgage, Incorporated (“SCMI”), a Texas corporation that sold mortgage investments to the Company, under the Secured Notes. United Development Funding III, L.P., (“UDF III”) which is managed by UMTH Land Development, L.P., has previously provided a limited guarantee of the UDF line of credit and has purchased an economic participation in a revolving credit facility we have provided to UDF.

2) UMTHLC is a Delaware limited partnership, and subsidiary of UMTH. The Company loans money to UMTHLC so it can make loans to its borrowers. The loans are collaterally assigned to the Company, as security for the promissory note between UMTHLC and the Company. The unpaid principal balance of the loans at September 30, 2009 and December 31, 2008 was approximately $17,726,000 and $18,195,000, respectively.

On March 26, 2009, the Company executed a secured line of credit promissory note with UMTH Lending, Company, L.P. in the amount of $8,000,000.  The note bears interest at 12.50% per annum, matures on March 26, 2012 and is secured by first lien mortgage interests in single family residential properties.  At September 30, 2009, the outstanding balance on this line of credit was approximately $6,951,000.

See Note 4 above for discussion of additional related party transactions with UMTHLC.

3) RAFC is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter. RAFC is in the business of financing interim loans for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors. The Company continues to directly fund obligations under one existing RAFC loan, which was collaterally assigned to the Company, but does not fund new originations. The unpaid principal balance of the loans at September 30, 2009 and December 31, 2008 was approximately $24,079,000 and $23,380,000, respectively.

4) Wonder Funding, LP (“Wonder”) is a Delaware limited partnership that is owned by Ready Mortgage Corp. (“RMC”). RMC is beneficially owned by Craig Pettit, a partner of UMTH and the sole proprietor of two companies that own 50% of RAFC. Wonder is in the business of financing interim loans for the purchase of land and the construction of single family homes. The Company has ceased funding any new originations.  As of September 30, 2009 and December 31, 2008, respectively, all remaining obligations owed by Wonder to the Company are included in the recourse obligations discussed below.

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

On March 30, 2006, but effective December 31, 2005, the Company and each originating company agreed to consolidate (1) all outstanding amounts owed by such originating company to the Company under the loans made by the Company to the originating company and under the deficiency notes described above and (2) the estimated maximum future liability to the Company under the recourse arrangements described above, into secured promissory notes. Each originating company issued to the Company a secured variable amount promissory note dated December 31, 2005 (the “Secured Notes”) in the principal amounts shown below, which amounts represent all principal and accrued interest owed as of such date. The initial principal amounts are subject to increase if the Company incurs losses upon the foreclosure of loans covered by recourse arrangements with the originating company. The Secured Notes (including related guaranties discussed below) are secured by an assignment of the distributions on the Class C units, Class D units and Class EIA units of limited partnership interest of UMT Holdings held by each originating company.

Name	Initial principal amount	Balance at September 30, 2009	Promissory Note principal amount (2)	Units pledged as security	C Units distributed in 2009	Units remaining	Nominal Collateral Value (3)
CRG	$2,725,442	$4,430,688	$4,300,000	4,984 Class C and 2,710 Class D	204	3,548 Class C and 2,710 Class D	$3,548,000
RAFC	$3,243,369	$6,553,885	$7,100,000	11,165 Class C and 6,659 Class D and 1,066 Class EIA	297	9,233 Class C, 6,659 Class D and 1,066 EIA	$9,233,000 1,066,000
SCMI	$3,295,422	$3,485,326	$3,488,643	4,545 Class and 3,000 Class D	158	2,919 Class C and 3,000 Class D	$2,919,000
RAF / Wonder(1)	$1,348,464	$1,960,698	$1,400,000	1,657 Class C	-	1,657 Class C	$1,657,000
Wonder Indemnification (1)	n/a	n/a	n/a	$1,134,000	-	n/a	$883,000
Totals	$10,612,697	$16,430,597	$16,288,643				$19,306,000

(1) Wonder is collateralized by an indemnification agreement from UMTH in the amount of $1,134,000, and is secured by the pledge of 3,870 C Units from RMC. 2,213 of the pledged C Units also cross-collateralize the RAFC obligation.

(2) The CRG and Wonder balances at September 30, 2009 exceeded the stated principal amount per their variable Secured Notes by approximately $131,000 and $561,000, respectively. Per the terms of the Secured Notes, the unpaid principal balance may be greater or less than the initial principal amount of the note and is not considered an event of default. The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the Unpaid Principal Balance (“UPB”) than  originally anticipated and outpaced the minimum principal reductions scheduled for the loans.

(3) Nominal collateral value does not reflect pledge of D units of limited partnership interest of UMTH held by WLL, Ltd., RAFC and KLA, Ltd. UMTH D units represent equity interests in UMT Holdings, LP. Pledge of the UMTH D units entitles the beneficiary to a pro-rata share of UMTH partnership D unit cash distributions.

Through September 2007, the Secured Notes incurred interest at a rate of 10% per annum. The CRG, RAFC and RAF/Wonder Secured Notes amortize over 15 years and mature on December 31, 2020. The SCMI Secured Note amortizes over approximately 22 years and matures on December 31, 2027, which was the initial amortization of the deficiency notes from SCMI that were consolidated. The Secured Notes required the originating company to make monthly payments equal to the greater of (1) principal and interest amortized over 180 months and 264 months, respectively, or (2) the amount of any distributions paid to the originating company with respect to the pledged Class C and EIA units. Effective, October, 2007, the recourse loans were modified to accommodate the anticipated increases in principal balances throughout the remaining liquidation periods of the underlying assets, suspended the principal component of the amortized loans for the period of July 2007 through June 2009, and reduced the interest rate from 10% to 6%.  Effective, July 2009, the above modifications were extended through December 31, 2009.  Management has not recognized any reserves on these loans as the underlying collateral value exceeds the outstanding loan amounts.

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

6) On June 20, 2006, the Company entered into a Second Amended and Restated Secured Line of Credit Promissory Note (the "Amendment") with UDF, a Nevada limited partnership that is affiliated with the Company's Advisor, UMTHGS. The Amendment increased an existing revolving line of credit facility ("Loan") to $45 million. The Loan matures on December 31, 2009. The purpose of the Loan is to finance UDF's loans and investments in real estate development projects.  On July 29, 2009, our trustees approved an amendment to increase of the revolving line of credit facility to an amount not to exceed $60,000,000.

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

On September 19, 2008, UMT entered into an Economic Interest Participation Agreement with UDF III pursuant to which UDF III purchased (i) an economic interest in the $45,000,000 revolving credit facility (“Loan”) from UMT to UDF I and (ii) a purchase option to acquire a full ownership participation interest in the Loan (the “Option”).  On July 29, 2009 our trustees approved an amendment to increase of the revolving line of credit facility to an amount not to exceed $60,000,000.

The Loan is the $60,000,000 revolving line of credit facility evidenced by a Second Amended and Restated Secured Line of Credit Promissory Note dated as of June 20, 2006, as modified by  amendments effective September 1, 2006 and June 29, 2009 (as amended, the “Amendment”). The UMT Loan is secured by a security interest in the assets of UDF including UDF's land development loans and equity investments pursuant to the First Amended and Restated Security Agreement dated as of September 30, 2004, executed by UDF in favor of UMT (the “Security Agreement”).

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

The Option gives UDF III the right to convert its economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100. The participation interest includes all rights incidental to ownership of the UMT Loan and the Security Agreement, including participation in the management and control of the UMT Loan. UMT will continue to manage and control the UMT Loan while UDF III owns an economic interest in the UMT Loan. If UDF III exercises its Option and acquires a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UDF III and UMT will participate in the control and management of the UMT Loan. The UMT Loan matures on December 31, 2009.  At September 30, 2009, UDF III had funded approximately $51,545,000 to UDF under this agreement.  On July 29, 2009 our trustees approved an amendment to increase of the revolving line of credit facility to an amount not to exceed $60,000,000.

The UMT Loan is subordinate to UDF Senior Debt, which includes a line of credit provided by Textron Financial Corporation in the amount of $30,000,000, and all other indebtedness of UDF to any national or state chartered banking association or other institutional lender that is approved by UMT in writing.  On June 14, 2009, the Textron loan agreement matured and became due and payable in full.   The loan is in default and as of September 30, 2009, the outstanding balance owing to Textron under the Textron loan agreement was approximately $27,732,000.  Effective August 15, 2009, Textron and UDF entered into a Forbearance Agreement pursuant to which Textron agreed to forbear in exercising its rights and remedies under their loan agreement until November 15, 2009; provided, that the forbearance period will end earlier if UDF otherwise defaults under the Forbearance Agreement.  Textron and UDF I are currently engaged in discussions which management believes will result in an agreement between UDF I and Textron to extend the current Forbearance Agreement for an additional forbearance period.  Management understands that UDF intends to continue to make payments on the Textron loan and does not believe that the repayment of the Textron debt will have a material adverse effect on UDF III’s participation in the Company’s subordinate line of credit to UDF.

7) Loans are made to certain affiliates of the Advisor. Below is a table of the aggregate principal amount of mortgages funded during the quarters ended September 30, 2009 and September 30, 2008, respectively, from the companies affiliated with the Advisor, and named in the table and aggregate amount of draws made by UDF under the line of credit, during the two quarters indicated:

Affiliated Company	2009	2008
CRG	--	--
RAFC	$95,000	$237,000
UMTHLC	$529,000	$104,000
UDF	$2,125,000	--

8) As of August 1, 2006, (now subject to an Advisory Agreement effective January 1, 2009) the Company entered into an Advisory Agreement with UMTHGS. Under the terms of the agreement, UMTHGS is paid a monthly trust administration fee. The fee is calculated monthly depending on the Company’s annual distribution rate, ranging from 1/12th of 1% up to 1/12th of 2% of the amount of average invested assets per month.  During the three months ended September 30, 2009 and September 30, 2008, the net fees paid to the Company’s Advisors were approximately $260,000 and $266,000, respectively. During the nine months ended September 30, 2009 and September 30, 2008, the net fees paid to the Company’s Advisors were approximately $774,000 and $812,000, respectively.

The agreement also provides for a subordinated incentive fee equal to 25% of the amount by which the Company’s net income for a year exceeds a 10% per annum non-compounded cumulative return on its adjusted contributions. No incentive fee was paid during 2009 or 2008.  In addition, for each year in which it receives a subordinated incentive fee, the Advisor will receive a 5-year option to purchase 10,000 shares at a price of $20.00 per share (not to exceed 50,000 shares).  As of September 30, 2009, the Advisor has not received options to purchase shares under this arrangement.

The Advisor and its affiliates are also entitled to reimbursement of costs of materials and services obtained from unaffiliated third parties for the Company’s benefit, except for note servicing and for travel and expenses incurred in connection with efforts to acquire investments for the Company or to dispose of any of its investments. During each of the three months ended September 30, 2009 and September 30, 2008, the Company paid the Advisor approximately $19,000 as reimbursement for costs associated with providing shareholder relations activities.  During each of the nine months ended September 30, 2009 and September 30, 2008, the Company paid the Advisor approximately $57,000 as reimbursement for costs associated with providing shareholder relations activities.

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

The Advisor Agreement also provides for the Company to pay to the Advisor a debt placement fee. The Company may engage the Advisor, or an Affiliate of the Advisor, to negotiate lines of credit on behalf of the Company. UMT shall pay a negotiated fee, not to exceed 1% of the amount of the line of credit secured, upon successful placement of the line of credit.  The Company paid a debt placement fee of $50,000 to an affiliate of the Advisor in September 2009.  This fee is amortized monthly, as an adjustment to interest expense, over the term of the credit facility agreement described in Note 7.

9) The Company pays loan servicing fees to PSC, a subsidiary of UMTH, under the terms of a Mortgage Servicing Agreement. During the three months ended September 30, 2009 and September 30, 2008, the Company paid loan servicing fees of approximately $3,000 and $1,400, respectively.  During the nine months ended September 30, 2009 and September 30, 2008, the Company paid loan servicing fees of approximately $7,000 and $4,200, respectively.

10)  The Company paid the first of three annual credit enhancement fees of $50,000 to UDF III, L.P. in September 2009.  This fee is due annually on the anniversary date of the loan and amortized over 12 months as an adjustment to interest expense.

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

7.       Long Term Debt

During August 2009, the Company entered into a new revolving line of credit facility with a bank for $5,000,000.  The line of credit bears interest at prime plus one percent, with a floor of 5.50%, and requires monthly interest payments.  Principal and all unpaid interest will be due at maturity, which is August 2012.  The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit.  The outstanding balance on this line of credit was $3,575,000 at September 30, 2009.

8.       Subsequent Events

On October 28, 2008, the Company executed two construction loan agreements with a homebuilder. Each loan agreement has a maximum commitment of up to $15,000,000 to a total maximum commitment of up to $30,000,000 and a termination date of October 28, 2009. Advances are made at the base rate of 13.0% and are secured by first liens on the projects under construction. The loan agreements limit advances to no more than 85% of the projected sale price of the finished home (85% LTV) and limits are also in place regarding the number of speculation and model homes allowed in each approved subdivision. Effective October 28, 2009, these loans were renewed with similar terms through October 2010.

We have evaluated subsequent events for potential recognition and/or disclosure through November 13, 2009, the date the consolidated financial statements were issued.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

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

The following table illustrates the percentage of our mortgage portfolio dedicated to each mortgage loan category as of September 30, 2009 and December 31, 2008:

Asset Category:	September 30 , 2009	December 31, 2008
Land development loans	47.02%	47.12%
First lien secured interim mortgages 12 months or less and residential mortgages and contracts for deed	25.45%	29.12%
Secured interim mortgages and LOC to UMTH Lending Co., L.P.	21.23%	18.23%
Construction loans	4.58%	2.93%
Finished lot loans	1.72%	2.60%

The following table summarizes mortgage loans by type and original loan size held by United Mortgage Trust at September 30, 2009.

Description	No. of Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face amount of Mortgage (1)	Carrying amount of Mortgage (2)	Past Due Amounts (3)
Single family residential 1st mortgages and interim loans (5):
Original balance > $100,000	2	10.0% - 11.0%	11/24/11 – 5/1/38	n/a	n/a	$ 223,408	$ 220,892	$ 9,792
Original balance $50,000 - $99,999	114	8.5% - 12.8%	6/1/06 – 3/1/39	n/a	n/a	2,413,331	2,386,155	96,651
Original balance $20,000 - $49,999	227	9.0% - 14.5%	6/14/03– 5/19/36	n/a	n/a	2,674,384	2,644,269	111,820
Original balance under $20,000	16	9.0% - 14.5%	12/1/10 – 9/1/31	n/a	n/a	184,475	182,397	8,086

First Lien secured interim mortgages
Ready America Funding (4)	17	14.0%	2/23/03 – 2/6/37	n/a	n/a	18,730,173	18,519,260	-
Howe Note Consolidation (5)	1	6.0%	n/a	n/a	n/a	5,348,378	5,288,152	-

Secured, subordinate LOC to UMTH Lending Co., L.P. (4), (5)	162	12.5% - 13.5%	n/a	n/a	n/a	24,676,541	24,398,668	-

Land Development Loans
UDF III Economic Interest Participation	1	14.0%	12/31/09	n/a	n/a	51,544,643	51,544,643	-
UDF III Bear Creek Participation	1	12.0%	12/31/09	n/a	n/a	3,083,795	3,083,795	-

Finished Lot Loans	2	12.0 – 12.5%	8/31/09 – 3/3/10	n/a	n/a	2,003,720	2,003,720	-

Construction Loans	2	13.0%	10/28/09	n/a	n/a	5,324,275	5,324,275	-
Totals	545					$116,207,123	$115,596,226	$226,349

(1)	Current book value of loans.
(2)	Net of allowance for loan losses on mortgage loans of $610,896 at September 30, 2009.
(3)	Principal amounts greater than thirty (30) days past due.
(4)	Lines of credit with Ready America Funding and UMTH Lending Co., L.P. are collateralized by 17 and 162 loans, respectively. Principal amounts due upon disposition of assets.
(5)	No specific maturity date as UMT has first lien collateral position in these loans funded by the originator.

Below is a reconciliation and walk forward of mortgage loans, net of allowance for loan losses, for the nine months ended September 30 2009.

Balance at beginning of period	$ 99,191,467
Additions during period:
New mortgage loans	35,390,160
Other –UDF III participation	13,222,800

Deductions during period:
Collections of principal	(24,480,118)
Other decreases in principal-
reclassifications	(7,753,007)
Foreclosures	-
Other	24,924
Balance at close of period	$115,596,226

Material Trends Affecting Our Business

We are a real estate investment trust and derive a substantial portion of our income from loans secured by single-family homes (both finished homes and homes under construction), single-family home lots, and entitled land under development into single-family home lots.  We intend to concentrate our lending activities in the southeast and southwest sections of the United States, particularly in Texas.  We believe these areas continue to experience demand for new construction of single-family homes; however, the U.S. housing market has suffered declines over the past three years, particularly in geographic areas that had experienced rapid growth, steep increases in property values and speculation.  Additionally, we intend to concentrate our lending activities with national and regional homebuilders and developers who sell single-family residential home lots to such national and regional homebuilders.  National and regional homebuilders have responded to this decline by reducing the number of new homes constructed in 2009 as compared to 2008 and 2007.  However, we expect to see continued healthy demand for our products as the supply of finished new homes and land is once again aligned with our market demand.

Generally, demand for new homes continued to deteriorate throughout 2008, accelerating with the cascading events in credit and equity markets in September and October, and bottoming in early 2009.  Since then, we have seen the consumer confidence index rise from the record low to which it fell in early 2009, but the index still remains generally depressed, hovering near 50 – historically a number only reached in recession.  Confidence remains particularly depressed in consumers’ assessment of current conditions – an assessment likely affected by a rising national unemployment rate and the persistent high foreclosure rate in many markets across the country.  However, while job security and economic stability continue to weigh on consumers’ concerns, we believe that demand for new homes is slowly returning.  Though sales remain low relative to historical standards, we believe that consumers are cautiously re-entering the marketplace, encouraged by tax credits, low mortgage rates, and near-record-high home affordability, and that the residential real estate market is beginning a tentative recovery.

Nationally, new single-family home sales and new home inventory continued to improve in the third quarter.  According to estimates released jointly by the U.S. Census Bureau and the Department of Housing and Urban Development, the sales of new single-family residential homes in September 2009 were at a seasonally adjusted annual rate of 402,000 units – a continued improvement from the second quarter figure of 399,000 and up significantly (22.2%) from their bottom in January 2009 of 329,000.  Still, sales remain approximately 7.8% below the September 2008 estimate of 436,000.  The seasonally adjusted estimate of new houses for sale at the end of September 2009 was 251,000, which represents a supply of 7.5 months at the current sales rate – a reduction of nearly 30,000 homes from the second quarter supply of 8.4 months.  We believe that the drop in the number of new single family homes for sale by approximately 144,000 units year-over-year reflects the homebuilding industry’s extensive – and largely successful – efforts to bring the new home market back to equilibrium by reducing new housing starts and selling existing new home inventory.  According to the same sources identified above,  permits and starts were steadily reduced month-over-month through 2008, nationally, as a result and in anticipation of an elevated supply of and decreased demand for new single-family residential homes.  Since the beginning of 2009, however, permits and starts have risen from their bottoms by 31.6% and 40.3%, respectively, in response to increasing demand.  Single-family homes authorized by building permits in September 2009 were at a seasonally adjusted annual rate of 450,000 units, though this is still 14.9% below the September 2008 estimate of 529,000 units.  Single-family home starts for September 2009 were at a seasonally adjusted annual rate of 501,000 units.  This is 8.7% below the September 2008 estimate of 549,000 units.  We believe that, as a result of such reductions, new home inventory levels are approaching equilibrium even at relatively low levels of demand.  As we have stated for several quarters, we believe that what is necessary to regain prosperity in housing markets is the return of healthy levels of demand.

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

Generally, housing markets are improving but remain challenged across the country. Prices continue to decline on a national basis with those declines and difficulties most pronounced in markets that had previously experienced rapid growth, steep increases in property values, and speculation, such as in California, Florida, Arizona, and Nevada.  However, a few markets, such as Texas, though weakened from its high in 2007, continue to remain fairly healthy relative to national trends.  The graph below illustrates the declines in national home price and prices in Arizona, California, Nevada, and Florida, though recently, price declines have begun to moderate in those states, and certain markets in California, Arizona, and Florida have even experienced small, month-over-month price increases, based on the S&P Case-Shiller Home Price Indices.  Further, the chart illustrates how Texas has maintained price stability and avoided such pronounced declines.

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

The Second Quarter 2009 all-transactions house price index reports that over the past twelve months, home prices have risen 1.12% on average in Texas while, nationally, home prices have fallen 3.99% over that same period.  According to that same source, only 8 states have seen home prices increase over the past 12 months, while 42 states and the District of Columbia have seen home prices fall.  Furthermore, only three states, Texas, North Dakota, and South Dakota, have seen home prices rise by more than 1.0% over the past 12 months while four states, Arizona, Florida, Nevada, and California, have seen home prices fall by more than 12.0% over that period.  Home prices in the states of Arizona, Florida, California, and Nevada fell 15.62%, 13.84%, 12.58%, and 19.42%, respectively.

As of September 30, 2009, a great majority of our assets are secured by assets located in Texas.  While housing woes beleaguer the national economy, Texas housing markets have held up as some of the best in the country, even as housing woes continue to beleaguer the national economy.  We believe the Texas markets have remained relatively healthy due to continued strong population growth, diverse economies, affordable housing, and home building and development discipline on the part of home builders and developers operating in Texas markets.  Though recent job growth has ceased due to the current economic climate, the Texas Comptroller of Public Accounts reports that Texas has added nearly three quarters of a million new jobs over the past five years, and we believe that long term employment fundamentals in Texas remain sound.

According to numbers publicly released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information, the median new home prices for September 2009 in the metropolitan areas of Austin, Houston, Dallas, and San Antonio are $206,888, $189,348, $204,031 and $179,837, respectively.  These amounts are at par with or slightly below the September 2009 national median sales price of new homes sold of $204,800, according to estimates released jointly by the U.S. Census Bureau and the Department of Housing and Urban Development.

Using the Department of Housing and Urban Development’s estimated 2009 median family income for the respective metropolitan areas of Austin, Houston, Dallas, and San Antonio, the median income earner in those areas has 1.42 times, 1.35 times, 1.33 times, and 1.28 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area.  These numbers illustrate the high affordability of Texas homes.  Our measurement of housing affordability, as referenced above, is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, assuming an annual mortgage insurance premium of 50 basis points for private mortgage insurance and a cost that includes estimated property taxes and insurance for the home.

Using the U.S. Census Bureau’s 2009 income data to project an estimated median income for the United States of $64,000 and the September 2009 national median sales prices of new homes sold of $204,800, we conclude that the national median income earner has 1.25 times the income required to qualify for a mortgage loan to purchase the median-priced new home in the United States.  This estimation reflects the increase in home affordability in housing markets outside of Texas over the past 24 months, as new home prices in housing markets outside of Texas generally have fallen.  Indeed, the national median new home price of $204,800 has fallen by 9.06% from the September 2008 median new home sales price of $225,200, according to the Department of Housing and Urban Development.  As a result of these falling home prices, we believe that affordability has been restored to the national housing market.

Additional indicators that provide insight into the extent of new home affordability are the ratio of new home prices to median income and the percentage of income required for new home payments.  Historically, the ratio of new home prices to median income in stable markets is between 3 and 4, and the average percentage of monthly income needed to service a conforming mortgage has been between 19% and 25%, between 29% and 37% for a first-time home purchase.  By each of these historical measures, new home prices are very affordable both nationally and within the four major Texas markets.

 Sources: Residential Strategies, MetroStudy, Federal Housing Finance Board, U.S. Census Bureau, United Development Funding

The Third Quarter 2009 U.S. Market Risk Index, a study prepared by PMI Mortgage Insurance Co., the U.S. subsidiary of The PMI Group, Inc., which ranks the nation’s 50 largest metropolitan areas through the second quarter of 2009 according to the likelihood that home prices will be lower in two years, reported that Texas cities are among the nation’s best for home price stability.  This index analyzes housing price trends, the impact of foreclosure rates, and the consequence of excess housing supply on home prices.  The quarterly report projects that there is less than a 20% chance that the Dallas/Fort Worth-area and Houston-area home prices will fall during the next two years; a 9.4% chance that San Antonio-area home prices will fall during the next two years; and a 39.6% chance that Austin-area home prices will fall during the next two years.  Except for the Austin area, all Texas metropolitan areas included in the report are in the Top 10 least-likely areas to experience a decline in home prices in two years.  The Austin area is ranked the sixteenth least-likely area to experience a decline.  Dallas-Plano-Irving, Texas is the nation’s fifth least-likely metropolitan area, Fort Worth-Arlington, Texas is seventh least-likely, Houston-Sugar Land-Baytown, Texas is ninth least-likely, and San Antonio, Texas is second least-likely.

The FHFA all-transaction price index reports that Texas had a healthy existing home price appreciation between the second quarter of 2009 and the second quarter of 2008 of 1.12%.  That report provides that existing home price appreciation between the second quarter of 2009 and the second quarter of 2008 for (a) Austin was 0.09%; (b) Houston was 2.42%; (c) Dallas was 1.13%; (d) Fort Worth was 1.63%; (e) San Antonio was 0.67%; and (f) Lubbock was 2.27%.  The FHFA tracks average house price changes in repeat sales or refinancings of the same single-family properties utilizing conventional, conforming mortgage transactions.

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

As stated earlier, the Texas economy has added a net of nearly three quarters of a million new jobs over the past five years.  However, due to the national and global recession, the Texas economy has begun to slow, beginning in the fourth quarter of 2008 and continuing through the first three quarters of 2009.  Over the twelve month period ending September 2009, the United States Department of Labor reported that Texas lost approximately 303,700 jobs and the unemployment rate is 8.2%, up from 5.1% in September 2008.  However, the same source states that, nationally, the United States lost approximately 5,785,000 jobs over that same period, and the unemployment rate rose to 9.8% from 6.2% in September 2008.

The Texas Workforce Commission reports that as of September 2009, the unemployment rate for Austin-Round Rock, Texas was 7.2%, up from 4.6% in September 2008; Dallas-Fort Worth-Arlington, Texas was 8.3%, up from 5.2%; Houston-Sugar Land-Baytown, Texas was 8.5%, up from 5.1%; and San Antonio, Texas was 7.1%, up from 4.9%.   In the most recent quarter, Austin experienced a net loss of 5,500 jobs year-over-year for the twelve month period ending September 30, 2009.  During those same 12 months, Houston, Dallas-Fort Worth, and San Antonio experienced net losses of 76,700, 64,500, and 9,200 jobs, respectively.  However, these cities have added an estimated net total of 617,000 jobs over the past five years. Austin added 103,700; Dallas-Fort Worth added 209,800; Houston added 221,800; and San Antonio added 81,700.

Due to the national and global recession, we believe that Texas will likely suffer a net loss of jobs in 2009.  The National Bureau of Economic Research has concluded that the U.S. economy entered into a recession in December 2007, ending an economic expansion that began in November 2001.  We believe that the transition from month-over-month and year-over-year job gains in Texas, to year-over-year and month-over-month job losses indicates that the Texas economy has slowed significantly, beginning in the fourth quarter of 2008 when we believe Texas followed the nation into recession.  However, we also believe that the Texas economy will continue to outperform the national economy.  According to the Texas Workforce Commission, Texas tends to enter into recessions after the national economy has entered a recession and usually leads among states in the economic recovery.  In the current downturn, Texas’ recession trailed the national recession by nearly a year, and the state economy now looks poised for recovery. Dallas Federal Reserve’s Index of Texas leading indicators has steadily improved since reaching a low in March 2009 and independent reports and forecasts are now predicting that Texas MSAs will be among the first to recover based on employment figures, gross metropolitan product, and home prices.

In sharp contrast to the conditions of many homebuilding markets in the country where unsold housing inventory remains a challenge, new home sales are greater than new home starts in Texas markets, indicating that home builders in Texas are focused on preserving a balance between new home demand and new home supply.  Home builders and developers in Texas have remained disciplined on new home construction and project development.  New home starts have been declining year-over-year and are outpaced by new home sales in all of our Texas markets where such data is available.  Inventories of finished new homes and total new housing (finished vacant, under construction, and model homes) remain at generally healthy and balanced levels in all four major Texas markets, Austin, Dallas-Fort Worth, Houston, and San Antonio.  Each major Texas market is experiencing a rise in the number of months of finished lot inventories as homebuilders continue to reduce the number of new home starts, with each major Texas market reaching elevated levels.  Houston has an estimated inventory of finished lots of approximately 44.6 months, Austin has an estimated inventory of finished lots of approximately 49.4 months, San Antonio has an estimated inventory of finished lots of approximately 61.9 months, and Dallas-Fort Worth has an estimated inventory of finished lots of approximately 81.0 months.  A 24-28 month supply is considered equilibrium for finished lot supplies.

The recent rise in month’s supply of finished lot inventory in Texas markets owes itself principally to the decrease in the pace of annual starts rather than an increase in the raw number of developed lots.  Indeed, the number of finished lots dropped by more than 1,200 lots in Austin  and San Antonio, more than 2,000 in Houston, and by more than 3,500 lots in Dallas-Fort Worth in the third quarter of 2009.  Annual starts in each of the Austin, San Antonio, Houston, and Dallas-Fort Worth markets continue to outpace lot deliveries.  With the discipline evident in these markets, we expect to see a continued decline in raw numbers of finished lot inventories in coming quarters as new projects have been significantly reduced.

Texas markets continue to be some of the strongest homebuilding markets in the country, though home building in Texas has weakened over the past year.  While the decline in housing starts has caused vacant lot inventory to become elevated from its previously balanced position, it has also maintained a balance in the housing inventory.  Annual new home sales in Austin outpace starts 8,107 versus 6,888, with annual new home sales declining year-over-year by approximately 31.60%.  Finished housing inventory and total new housing inventory (finished vacant, under construction and model homes) rose to elevated levels of 2.7 months and 7.3 months, respectively.  The generally accepted equilibrium levels for finished housing inventory and total new housing inventory are a 2-to-2.5 month supply and a 6.0 month supply, respectively.  Like Austin, San Antonio is also a healthy homebuilding market.  Annual new home sales in San Antonio outpace starts 8,486 versus 7,408, with annual new home sales declining year-over-year by approximately 19.56%.  Finished housing inventory remained at a healthy level with a 2.3 month supply – within the considered equilibrium level. Total new housing inventory rose to a slightly elevated 6.4 month supply.  Houston, too, is a relatively healthy homebuilding market.  Annual new home sales there outpace starts 23,116 versus 18,458, with annual new home sales declining year-over-year by approximately 33.08%.  Finished housing inventory and total new housing inventory are slightly above equilibrium at a 3.24 month supply  and a 7.2 month supply, respectively.  Dallas-Fort Worth is a healthy homebuilding market as well.  Annual new home sales in Dallas-Fort Worth outpace starts 18,055 versus 13,107, with annual new home sales declining year-over-year by approximately 33.35%.  Finished housing inventory declined slightly to a 3.1 month supply while total new housing inventory rose to a 6.9 month supply, respectively, each measurement slightly above the considered equilibrium level.  All numbers are as publicly released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information.

The Real Estate Center at Texas A&M University has reported that the sales of existing homes remain relatively healthy in our Texas markets, as well.  Though the year-over-year sales pace has fallen between 11% and 16% in each of the four largest Texas markets, inventory levels have generally remained stable.  In September, the number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth, and Lubbock was 6.4 months, 6.5 months, 6.3 months, 6.7 months, and 5.5 months, respectively.  San Antonio’s inventory is more elevated with an 8.1 month supply of homes for sale.  A 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market.  Through September 2009, the number of existing homes sold year-to-date in (a) Austin is 15,651, down 15% year-over-year; (b) San Antonio is 13,889, down 11% year-over-year; (c) Houston is 44,561, down 14% year-over-year, (d) Dallas is 34,285, down 16% year-over-year, (e) Fort Worth is 6,288, down 20% year-over-year, and (f) Lubbock is 2,508, down 7% year-over-year.

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

Outlook

In summary, we believe there is a general lack of urgency to purchase homes in these times of economic uncertainty.  We believe that this has further slowed the sales of new homes and expect that this will result in a slowing of the sales of finished lots developed by our borrowers in certain markets; however, we continue to believe that the prices of those lots should not change materially.  We also anticipate that the decrease in the availability of replacement financing may increase the number of defaults on development loans we invest in or extend the time period anticipated for the repayment of loans.  We believe that United Mortgage Trust has been active in monitoring current market conditions and in implementing various measures to manage our risk and protect our return on our investments by shifting our portfolio to investments that are less directly sensitive to the adverse market conditions and that produce higher yields and by aggressively liquidating non-performing loans. Based on that assessment, we do not anticipate a significant disruption to our normal business operations.  Nevertheless, our assessments inherently involve predicting future events and we cannot be sure of the length or extent of the current credit crisis and if it continues over an extended period of time, or if its severity increases, its impact on the economy as a whole and on the housing and mortgage lending market could cause us to suffer a higher level of delinquencies and losses than we are currently predicting and result in a material adverse impact on our business.

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

Results of Operations

Revenues for the three months ended September 30, 2009, were approximately $2,286,000 compared to approximately $2,758,000 for the comparable period in the prior year.  This decrease of approximately $472,000 was due primarily to the reduction in the amount of the UDF line of credit held by us and the placement of certain other loans on non-accrual status on January 1, 2009.  These factors reduced interest income by approximately $541,000 and $149,000, respectively.  These reductions were offset by the increase of approximately $191,000 of interest income derived from non-affiliate construction loans. Revenues for the nine months ended September 30, 2009, were approximately $6,787,000 compared to approximately $8,981,000 for the comparable period in the prior year. This decrease of approximately $2,194,000 was due primarily to reduced interest income of approximately $1,920,000 as a result of the reduction in the amount of the UDF line of credit held by us, and reduced interest income of approximately $265,000 due to the placement of certain other loans on non-accrual status on January 1, 2009. Revenues from interim loans accounted for approximately 56% of revenues for the three months ended September, 2009 compared to 59% in the same period in the prior year.  Revenues from interim loans accounted for approximately 56% of revenues for the nine months ended September, 2009 compared to 57% in the same period in the prior year.  The decline in our interim portfolio was a function of our intention to reduce our investment in interim construction loans secured by modular and manufactured homes and related lots.

During the three months ended September 30, 2009 and September 30, 2008, approximately 20% and 19%, respectively, of our revenues were derived from lines of credit and lot banking transactions, (these secured loans for the acquisition and development of single-family home lots are referred to as “land development loans” and “lot banking transactions”).  Approximately 21% and 23% of our revenues were derived from lines of credit and lot banking transactions during the nine months ended September 30, 2009 and September 30, 2008, respectively.  At September 30, 2009, our investment in the lines of credit to our affiliate, UDF, through the Economic Interest Agreement, and lot banking transactions was approximately $69 million.  We anticipate our investment in construction loans will increase during the remainder of 2009, facilitated by the Company’s line of credit and continued emphasis on this type of investment activity.

During the three months ended September 30, 2009 and September 30, 2008, approximately 11% and 9% of our revenues, respectively, were derived from secured promissory notes issued by affiliates as evidence of their accrued obligations to reimburse UMT for any defaulted loans that we acquired from them, which notes we refer to as “Recourse Obligations.”  During the nine months ended September 30, 2009 and September 30, 2008, approximately 11% and 8% of our revenues were derived from secured promissory notes issued by affiliates. These Recourse Obligations were modified during October 2007 to reflect current market conditions.  Such modifications included but were not limited to a reduction in the interest rate on these notes.

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

Operating Expenses for the three months ended September 30, 2009 and September 30, 2008, were approximately $1,169,000 and $821,000, respectively.  The increase from the prior year is due primarily to increased loan loss provisions recognized in the current quarter.  Operating Expenses for the nine months ended September 30, 2009 and September 30, 2008, were approximately $3,369,000 and $3,440,000, respectively. The decrease from the prior year is primarily due to lower REO expenses, reduced trust administration fees, and lower year to date loan loss provisions, based on the Company’s assessment of the underlying collateral value of its loan portfolio.  Other fluctuations in operating expense line items are discussed below for the three and nine month periods ended September 30, 2009:

Trust administration fees - $260,000 and $266,000 (a 2% decrease) between the comparable three month periods ended September 30, 2009 and 2008, respectively, and $774,000 and $812,000 (a 5% decrease) between the comparable nine month periods ended September 30, 2009 and 2008, respectively.  This fee is approximately 1/12 of 1.0% monthly of total assets under management.  The decrease in the fee is due to a decrease in the Company’s qualifying assets under management during these periods.

General and administrative expenses - $209,000 and $293,000 (a 29% decrease) between the comparable three month periods ended September 30, 2009 and 2008, respectively, and $819,000 and $853,000 (a 4% decrease) between the comparable nine month periods ended September 30, 2009 and 2008, respectively.  The decreases were primarily due to reductions in REO expenses, which were favorably improved by increased rental activity of Company owned properties.

Provision for loan losses - The Company recorded a provision for loan losses for the three months ended September 30, 2009 and 2008 of approximately $670,000 and $260,000, respectively.  For the nine months ended September 30, 2009 and 2008, we recorded a provision of approximately $1,743,000 and $1,770,000, respectively. The Company realized loan losses of approximately $752,000 and $350,000 during the comparable nine-month periods of 2009 and 2008, respectively.  Loss reserves are estimates of future losses based on historical default rates, estimated losses on the sale of real estate owned and expectations of future economic conditions and activity.  The Company continually re-evaluates collateral value on specific loans deemed to be affected by current mortgage and housing environments and intends to establish reserves for any expected deficiencies that are not otherwise secured.  From inception through September 30, 2009, we have acquired approximately $812 million of loans.  We have recorded losses approximating 1.2% of those assets to date.  We anticipate loan losses to continue, primarily in our long-term and un-affiliated construction loan portfolio, and therefore continue to assess the adequacy of our loan loss reserves.

Net income was approximately $1,117,000 and $1,937,000 for the three months ended September 30, 2009 and 2008, respectively.  Net income was approximately $3,418,000 and $5,542,000 for the nine months ended September 30, 2009 and 2008, respectively. Specific variances are explained in more detail above.  Earnings per share of beneficial interest for the three months ended September 30, 2009 and 2008 were $0.17 and $0.30 per share, respectively. Earnings per share of beneficial interest for the nine months ended September 30, 2009 and 2008 were $0.53 and $0.84 per share, respectively.

Distributions, per share, to shareholders were $0.14 and $0.30 per share for the three months ended September 30, 2009 and 2008, respectively and $0.59 and $1.05 per share for the nine months ended September 30, 2009 and 2008, respectively

CAPITAL RESOURCES AND LIQUIDITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Our sources of funds for liquidity consist of our dividend reinvestment plan, repayments of principal on our loans made to purchase mortgage investments, and bank lines of credit.  The table below summarizes certain liquidity sources and uses for the nine-month periods ended September 30, 2009 and September 30, 2008:

	2009	2008
Shares issued	36,932	87,888
Dividend reinvestment proceeds	$667,473	$1,757,771
Number of shares returned to treasury	53,092	241,988
Value of shares repurchased	($994,949)	($4,681,692)
Principal receipts (payments):
Residential mortgages and contracts for deed	$716,216	$594,229
Interim loans	$1,503,025	$2,248,859
Investments in line of credit, non-affiliate	($2,156,448)	-
Principal receipts (investments in) line of credit, affiliate	($1,076,586)	$22,192,132
Net borrowings – bank line of credit	$3,575,000	-

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

Shares issued in the aggregate, as of September 30, 2009 and 2008 were 8,255,523 and 8,198,572, respectively.  Shares retired to treasury through our share redemption plan in the aggregate were 1,835,114 and 1,702,757 through September 30, 2009 and 2008, respectively. Total shares outstanding were 6,420,409 and 6,495,815, at September 30, 2009 and 2008, respectively.  As of September 30, 2009, inception to date gross offering proceeds from all public offerings were approximately $164,839,000 and net proceeds after fees, marketing reallowance and commissions were approximately $145,442,000.

The Company entered into a new revolving line of credit facility with a bank for $5,000,000 on August 28, 2009.  The line of credit bears interest at prime plus one percent, with a floor of 5.50%, and requires monthly interest payments.  Principal and all unpaid interest are due at maturity, which is August 2012.  The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit.  The outstanding balance on this line of credit was $3,575,000 at September 30, 2009.

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

Interest is accrued monthly on outstanding principal balances. Payments are either received monthly for interest or at payoff. Any deficiencies in unpaid interest are either charged off to the reserve for loan losses or charged against the related interest reserve.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes primarily as a result of the method by which our bank credit facility is calculated at 1.0% over bank prime lending rate.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, consisting of the individual who serves as our President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2009.  Based on such evaluation, management has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

Share repurchases have been at prices between NAV, which is calculated and adjusted as necessary on a quarterly basis, and $20 per share. Shares repurchased at the lower price were 1) shares held by shareholders for less than 12 months or 2) shares purchased outside of our SRP.  Our stated NAV at December 31, 2008 was $16.03 per share.  Our stated NAV at September 30, 2009 was $15.95 per share.

The following table sets forth information relating to shares of beneficial interest repurchased into treasury during the period covered by this report.

Month	Total number of shares repurchased	Average Purchase Price	Total number of shares purchased as part of a publicly announced plan	Total number of shares purchased outside of plan
January	26,069	$19.18	19,986	6,083
February	6,069	$16.48	-	6,069
March	4,168	$20.00	4,168	-
April	6,355	$19.66	5,748	607
May	1,173	$17.05	-	1,173
June	1,326	$15.84	-	1,326
July	6,347	$18.97	5,719	628
August	958	$15.92	-	958
September	628	$15.92	-	628
Totals	53,093	$18.74	35,621	17,472

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s 2009 Annual Meeting of Shareholders held on June 10, 2009 at the Company’s principal executive office at 1301 Municipal Way Suite 230, Grapevine, Texas, 76051, the shareholders of the Company elected the following directors, constituting the entire Board of Trustees of the Company to serve one year terms expiring at the Company’s 2010 Annual meeting of Shareholders.

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

ITEM 5. OTHER INFORMATION

On July 29, 2009, Christine “Cricket” Griffin announced her retirement as President, Chief Financial Officer and Chairman of the Board of Trustees of United Mortgage Trust, effective August 14, 2009.  The board of trustees then appointed Charles M. Gillis, a member of the board of trustees, to fill Ms. Griffin’s remaining term as Chairman.

On July 29, 2009, the board of trustees appointed Stuart Ducote as President and Chief Financial Officer of United Mortgage Trust, effective with Ms. Griffin’s retirement.

On July 29, 2009, the board of trustees appointed Leslie Wylie as a member of the board of trustees to fill the remaining term of Ms. Griffin. Please see Form 8-K filed on August 7, 2009 for further discussion of the above matters.

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

UNITED MORTGAGE TRUST

Date: November 13, 2009	By	/s/ Stuart Ducote
President and Chief Financial Officer