Form 10-K
period 2009-12-31
UNITED MORTGAGE TRUST
filed 2010-03-31
CIK 101390

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended
December 31, 2009.

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

Yes [X]                                           No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
.

Large accelerated Filer[ ] Accelerated Filer[ ] Non-accelerated filer [] Smaller reporting company [X]

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

There is currently no established public market on which the Company’s common shares are traded. The aggregate market value of the registrant’s shares of beneficial interest held by non-affiliates of the registrant at June 30, 2009 computed by reference to the price at which the common equity was last sold was $129,133,394.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

As of March 31, 2010, 6,424,212 of the Registrant's Shares of Beneficial Interest were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference to the Registrant’s definitive proxy statement for the 2010 annual meeting of shareholders.

PART I

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the availability of and our ability to find suitable mortgage investments; the difficulties of the real estate industry generally in response to the “sub-prime crisis,” the “credit crisis,” the current difficulties in the housing and mortgage industries including the impact thereof on the homebuilding industry, the current economic environment and changes in economic and credit market conditions, changes in interest rates, our ability to adapt to changing circumstances, the continued financial viability of  affiliates to whom we have extended loans, the level of reinvestment of dividends by our shareholders in our dividend reinvestment plan and the requirement to maintain qualification as a real estate investment trust.  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore we cannot give assurance that such statements included in this Annual Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or by any other person that the results or conditions described in such statements or in our objectives and plans will be realized.  Readers should carefully review our financial statements and the notes thereto, as well as the risk factors described in Item 1A and in our other filings with the Securities and Exchange Commission.

ITEM 1. BUSINESS

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

The typical terms for residential mortgages, contracts for deed and interim loans (collectively referred to as “mortgage investments”) are 360 months, 360 months and 12 months, respectively. The line of credit we have extended to United Development Funding, L.P. (“UDF”) has a five-year-term. On December 31, 2009 this line of credit was extended for one year and matures on December 31, 2010. Finished lot loans and builder model home loans are expected to have terms of 12 to 48 months.  The majority of  interim loans are covered by recourse agreements that obligate either a third party with respect to the performance of a purchased loan, or a borrower that has made a corresponding loan to another party (the "underlying borrower"), to repay the loan if the underlying borrower defaults. Our loans to UDF are secured by the pledge of all of UDF’s land development loans and equity participations, and are subordinated to its bank lines of credit. In addition, as an enhancement, in October 2006, United Development Funding III, L.P. (“UDF III”), a newly formed public limited partnership that is affiliated with UDF and with our Advisor, entered into a limited guaranty, effective as of September 1, 2006, for our benefit (the “UDF III Guarantee”). Pursuant to the UDF III Guarantee, UDF III guaranteed the repayment of up to $30 million under the Second Amended and Restated Secured Line of Credit Promissory Note between United Mortgage Trust and UDF.  The UDF III guarantee was released effective January 1, 2008.

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

In addition to this annual report, we file quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). All documents that we file with the SEC are available free of charge on our website, which is www.unitedmorgagetrust.com. You may also read and copy any document that we file at the public reference facilities of the SEC at 450 Fifth Street NW, Washington DC 20549. Please call the SEC at (800) SEC-0330 for further information about the public reference facilities. These documents also may be accessed through the SEC’s electronic data gathering, analysis and retrieval system (“EDGAR”) via electronic means, including the SEC’s home page on the internet (http://www.sec.gov).

Our principal executive offices are located at 1301 Municipal Way, Grapevine TX 76051, telephone (214) 237-9305 or (800) 955-7917, facsimile (214) 237-9304.

RESTATED INVESTMENT OBJECTIVES AND POLICIES OF UNITED MORTGAGE TRUST
Adopted February 20, 2009

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
(vi)
loans provided to entities that have recently filed for bankruptcy protection under Chapter 11 of the US bankruptcy code, secured by a priority lien over pre-bankruptcy secured creditors, referred to as “Debtor in Possession Loans”;

(vii)	lines of credit and loans, with terms of 18 months or less, secured by single family lots and homes constructed thereon, referred to as “Construction Loans”;
(viii)	first lien secured mortgage loans with terms of 12 to 360 months for the acquisition of single-family homes, referred to as “Residential Mortgages”; and
(ix)	discounted cash flows secured by assessments levied on real property.

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

As of December 31, 2009, our portfolio was comprised of:

Asset Category:	Percentage of Mortgage Portfolio:
First lien secured interim mortgages 12 months or less and residential mortgages and contracts for deed	27.35%
Secured, subordinate LOC to UMTH Lending Co., L.P.	14.89%
Land development loans	50.27%
Finished lot loans	1.76%
Construction loans	5.73%

We no longer purchase Interim Loans that are secured by modular, manufactured, or conventionally built homes.   We increased our investment in our affiliated line of credit to UMTH Lending Co., L.P., secured by Interim Loans, by approximately $6,194,000 in 2009.    We plan to invest in Residential Mortgages to facilitate the sale of homes securing our Interim Loans.  We plan to invest in Construction Loans for the construction of new single family homes.  We plan to continue to invest in Land Development Loans, Finished Lot Loans, and Model Home Loans because, 1) Land Development Loans and Finished Lot Loans have provided us with suitable collateral positions, well capitalized borrowers and attractive yields; and, 2) Model Home Loans and Construction Loans are expected to provide us with suitable collateral positions, well capitalized borrowers and attractive yields.  Model Home and Construction Loans are expected to produce higher yields commensurate with Land Development Loans, Finished Lot Loans and the Subordinate Line of Credit secured by Interim Loans.  As we phase out of Interim Loans we will increase the percentage of our portfolio invested in Land Development Loans, Finished Lot Loans, Model Home Loans, Debtor in Possession Loans, and Construction Loans, until market conditions indicate the need for an adjustment of the portfolio mix.

UNDERWRITING CRITERIA

We will not originate loans, except to facilitate the resale of a foreclosed property.  Funds awaiting investment in Mortgage Investments will be invested in government securities, money market accounts or other assets that are permitted investments for REITs.  See “Temporary Investments” below.

The underwriting criteria for Mortgage Investments are as follows:

(1)	Priority of Lien

·
Land Development Loans and Finished Lot Loans must be secured by a first lien, second lien or a pledge of partnership interest that is insured by a title company.   Second liens are subject to the Loan-to-Value (“LTV”) limitations set forth below

·	Subordinate Line of Credit Secured by Interim Loans will be secured by a second lien, insured by a title company, and is subject to the Loan-to-Value limitations set forth below.
·	Interim Loans purchased must be secured by a first lien that is insured by a title insurance company.
·	Model Home Loans and Construction Loans will be secured by a first lien that is insured by a title insurance company.
·	Residential Mortgages will be secured by a first lien that is insured by a title insurance company.
·	Credit Enhancements must be secured by first or second liens or pledges of partnership interests.
·	Debtor in Possession Loans will be secured by a priority lien over pre-bankruptcy secured creditors and a claim with super-priority over administrative expenses allowed by the bankruptcy court.

(2)	Rate and Fees

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

(3)	Term and Amortization

·	There is no minimum term for the loans we acquire.
·	Land Development Loans, Finished Lot Loans and Model Home Loans will generally have terms from 24 to 48 months.
·	Construction Loans will generally have terms of 12 to 18 months.
·	Interim Loans and Subordinate Interim Loans will generally have terms of 12 months or less.
·
Generally, Land Development Loans, Finished Lot Loans, Model Home Loans, Construction Loans and Interim Loans do not amortize.  They are interest only loans with the principal paid in full when the loans mature.

·	Residential Mortgages will generally have terms and amortizations from 180 to 360 months.
·	Debtor in Possession Loans will generally have terms and amortizations from 6 to 60 months.
·	Credit Enhancements will range from 12 to 48 months.

(4)	LTV, Investment-to-Value Ratio (“ITV”), Combined LTV Ratio (“CLTV”)

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

·
Model Home Loans:  LTV may not exceed 93% of each loan, and will be a part of a pool of model home collateral and will also be cross-collateralized.  All expenses associated with the model home are borne by the home builder.

·	Subordinated Interim Loans and Interim Loans: Loans will not exceed a 75% CLTV without approval by our Board of Trustees.
·	Debtor in Possession Loans will not exceed a 75% ITV.

(5)	Seasoning

·	None of the types of loans we currently purchase, or intend to purchase, are subject to seasoning requirements.

(6)	Borrower, Loan and Property Information

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

·
Residential Mortgages:  Borrower, loan and property information will be in accordance with guidelines set forth by the originating entities, UMTH Lending Company, L. P.  UMTH General Services, L.P. (“UMTHGS” or our “Advisor”), our Advisor will periodically monitor compliance and changes to underwriting guidelines.

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

(7)           Appraisals

·
Land Development Loans, Finished Lot Loans, Construction Loans, Residential Mortgages and Model Home Loans:  Appraisal must demonstrate that the LTV, ITV or CLTV is in compliance with the above referenced LTV, ITV and CLTV standards. Loans exceeding LTV, ITV and CLTV guidelines must note the criteria on which the exception was based.

·	Subordinate Interim Loans and Interim Loans: Appraisal must demonstrate that the CLTV or ITV is not more than 75% (subject to the exceptions set forth in 4 above).
·	Debtor in Possession loans will be underwritten on a case by case basis, given their unique characteristics and circumstances.
·	The appraisals must be performed by appraisers approved by our Advisors.

(8)	Credit

·
Subordinate Interim Loans, Residential Mortgages and Interim Loans:  Minimum credit scores and corresponding down payment requirements will be in accordance with the guidelines set by the originating company (currently UMTH Lending Company, L.P.).   UMTHGS will periodically monitor compliance and changes to underwriting guidelines.

·
Land Development Loans, Finished Lot Loans, Model Home Loans, Construction Loans and Credit Enhancements:   Extensions of credit to borrowers will be determined in accordance with net worth and down payment requirements prescribed by the originating companies (currently United Development Funding and UMTH Land Development, L.P.).  UMTHGS as Advisor to UMT shall periodically monitor compliance and changes to underwriting guidelines

(9)	Hazard Insurance

·
Loans that are secured by a residence must have an effective, prepaid hazard insurance policy with a mortgagee's endorsement for our benefit in an amount not less than the outstanding principal balance on the loan.  We reserve the right to review the credit rating of the insurance issuer and, if deemed unsatisfactory, request replacement of the policy by an acceptable issuer.

(10)	Geographical Boundaries

·	We may purchase Mortgage Investments and provide Credit Enhancements for real estate projects in any of the 48 contiguous United States.

(11)	Mortgagees' Title Insurance

·	Each Mortgage Investment purchased must have a valid mortgagees' title insurance policy insuring our lien position in an amount not less than the outstanding principal balance of the loan.

(12)	Guarantees, Recourse Agreements, and Mortgage Insurance

·	Subordinate Interim Loans, Interim Loans and Residential Mortgages purchased shall contain personal guarantees of the borrower or principal of the borrower.
·	Subordinate Interim Loans and Interim Loans shall afford full recourse to the originating company.
·
Land Development Loans, Finished Lot Loans, Model Home Loans, Construction Loans and Credit Enhancements shall have guarantees and collateral arrangements as determined by the originating companies (United Development Funding and UMTH Land Development, L.P).  Our Advisor shall review guarantees and recourse obligations.

·	Debtor in Possession loans shall be secured by a priority lien over pre-bankruptcy secured creditors. Our Advisor shall review guarantees and recourse obligations.

(13)	Pricing

·	Mortgage Investments will be purchased at no minimum percentage of the principal balance, but in no event in excess of the outstanding principal balance.
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

OTHER POLICES

We will not: (a) issue senior securities; (b) invest in the securities of other issuers for the purpose of exercising control; (c) invest in securities of other issuers, other than in temporary investments as described under  " Temporary Investments;” (d) underwrite the securities of other issuers; or (e) offer securities in exchange for property.

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

COMPETITION

We believe that our principal competition in the business of acquiring and holding mortgage investments is from financial institutions such as banks, saving and loan associations, life insurance companies, institutional investors such as mutual funds and pension funds, and certain other mortgage REITs. While most of these entities have significantly greater resources than we do, we believe that we are able to compete effectively and to generate relatively attractive rates of return for shareholders due to our relationships with affiliated loan origination companies, our relatively low level of operating costs, our relationships with our sources of mortgage investments and the tax advantages of our REIT status.

EMPLOYEES

We have no employees however, our Advisor is staffed with employees who possess expertise in all areas required to fulfill its obligation as manager of our day-to-day management. UMTH owns 99.9% of UMTHGS, our Advisor.

ITEM 1A. RISK FACTORS

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

Risks Related to the Real Estate Industry

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

Recent Developments in the Residential Sub-prime Mortgage Market Could Adversely Affect Our Results.

During 2009, the mortgage lending industry continued to experience significant instability due to, among other things, defaults on sub-prime and prime loans and a resulting decline in the market value of such loans. These developments were initially referred to as the “sub-prime crisis” but it became evident in 2008 that the crisis had progressed beyond “sub-prime” mortgages as the default rate on prime mortgages also increased.  The sub-prime crisis had become a credit crisis.   As part of the credit crisis, lenders, investors, regulators and other third parties questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers in recent years. This has led generally to reduced investor demand for mortgage loans and mortgage-backed securities, tightened credit requirements, reduced liquidity and increased credit risk premiums.

The deterioration in the housing market resulting from the credit crisis has had an adverse impact on our portfolio of mortgage investments because our interim loan borrowers rely on prospective home buyers who do not satisfy all of the income ratios, credit record criteria, loan-to-value ratios, seasoning, employment history and liquidity requirements of conventional mortgage financing.  These factors place the loans in the “non-conforming” category, meaning that they are not insured or guaranteed by a federally owned or guaranteed mortgage agency.  Accordingly, the risk of default by the borrower in those "non-conforming loans" is higher than the risk of default in loans made to persons who qualify for conventional mortgage financing.

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

Real estate properties are illiquid and are difficult to sell in a poor market environment like the present.

Real estate investments are relatively illiquid, which limits our ability to react quickly to adverse changes in economic or  market conditions. Our ability to dispose of those of our assets which constitute real property depends on prevailing economic and market conditions. The current credit crunch has made it particularly difficult to sell properties because interested buyers may be unable to obtain the financing they need. We may be unable to sell our properties to repay debt, to raise capital we need to fund our planned development and construction program, or to fund distributions to investors.

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

Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns on, the mortgages in which we invest.

The U.S. government, through the Federal Housing Authority and the Federal Deposit Insurance Corporation, has commenced implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans or extending the payment terms of the loans. In addition, members of the U.S. Congress have indicated support for additional legislative relief for homeowners. These loan modification programs, as well as future legislative or regulatory actions that result in the modification of outstanding mortgage loans, may adversely affect the value of and the returns on the residential mortgages in which we invest.

Risks Related to Our Business

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

Most of our mortgage investments are “non-conforming” in that they are not insured by a federally owned or guaranteed mortgage agency. Also, a portion of our loans involve, directly or indirectly, borrowers who do not satisfy all of the income ratios, credit record criteria, loan-to-value ratios, employment histories and liquidity requirements of conventional mortgage financing.  Accordingly, the risk of default by the borrower in those "non-conforming loans" is higher than the risk of default in loans made to persons who qualify for conventional mortgage financing.   The three year average default rate for our residential mortgages and contracts for deed was approximately 3.0% and for our interim loans was approximately 2.0%.

We have a dependence upon the UDF line of credit which also concentrates our credit risk.

Our line of credit to UDF is currently $60 million, and, if fully funded, we generate a significant amount of our total earnings through that lending arrangement. Effective December 31, 2009, the line of credit was extended for one year and expires on December 31, 2010.  The large amount that we have committed to the UDF line of credit means that we face a concentrated credit risk with UDF so that, in the event of delinquencies or defaults by UDF, a significant portion of our total portfolio of mortgage investments could be adversely affected. In addition, if we are unable to renew the line of credit when it expires or to find an alternative lending arrangement either with UDF or other borrowers that will allow us to use an equivalent amount of our lending resources and that will generate an equivalent or better return to us, our earnings will be negatively impacted which may result in an adverse impact on our ability to make distributions to our shareholders.

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

We may change our investment strategy, operating policies and/or asset allocations without shareholder consent.

We may change our investment strategy, operating policies and/or asset allocation with respect to investments, acquisitions, leverage, growth, operations, indebtedness, capitalization and distributions at any time without the consent of our shareholders.  A change in our investment strategy may increase our exposure to interest rate and/or credit risk, default risk and real estate market fluctuations.  Furthermore, a change in our asset allocation could result in our making investments in asset categories different from our historical investments.  These changes could adversely affect our financial condition, results of operations, the Net Asset Value ("NAV") of our shares or our ability to pay dividends or make distributions.

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

We rely on our Advisor and its affiliates for management of our operations. Because our Advisor and its affiliates engage in other business activities, conflicts of interest may arise in operating more than one entity with respect to allocating time between those entities.

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

Because our investment decisions are based in major part upon the value of the real estate underlying our mortgage investments and less upon the creditworthiness of the borrowers, we rely primarily on the real property securing the mortgage investments to protect our investment.  We rely on appraisals and on Broker Price Opinions ("BPO's"), both of which are paid for and most of which are provided by the loan originator, to determine the fair market value of real property used to secure the mortgage investments we purchase. BPO’s are determinations of the value of a property based on a study of the comparable values of similar properties prepared by a licensed real estate broker.  We cannot be sure that those appraisals or BPO's are accurate.  Moreover, since an appraisal or BPO is given with respect to the value of real property at a given point in time, subsequent events could adversely affect the value of real property used to secure a loan. Such subsequent events may include changes in general or local economic conditions, neighborhood values, interest rates and new construction.  Moreover, subsequent changes in applicable governmental laws and regulations may have the effect of severely limiting the permitted uses of the property, thereby drastically reducing its value.  Accordingly, if an appraisal is not accurate or subsequent events adversely affect the value of the property, the mortgage investment would not be as secure as anticipated, and, in the event of foreclosure, we may not be able to recover our entire investment.

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

We face risks in complying with Section 404 of the Sarbanes-Oxley Act of 2002.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we could be subject to regulatory action or other litigation, and our operating results could be harmed. Beginning with 2007, we were required to document and test our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to assess annually the effectiveness of our internal control over financial reporting.  Beginning with our 2010 fiscal year, our independent registered public accounting firm will be required to issue an attestation report on our internal control over financial reporting.

During the course of our testing, we may identify deficiencies that we may not be able to remediate in a timely manner. In addition, if we fail to maintain the adequacy of our internal accounting controls, as those standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have an adverse impact on our operations and our shares.

Risks Related to Our Status as a REIT

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

Complying with REIT requirements may cause us to forego otherwise attractive opportunities.

In order to qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, our sources of income, the nature and diversification of our mortgage investments, the amounts we distribute to our shareholders and the ownership of our shares. We may also be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Complying with REIT requirements may force us to liquidate otherwise attractive investments or to make investments inconsistent with our business plan.

In order to qualify as a REIT, we must also determine that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer. No more than 25% of the total value of our assets can be stock in taxable REIT subsidiaries. If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. The need to comply with these gross income and asset tests may cause us to acquire other assets that are qualifying real estate assets for purposes of the REIT requirements that are not part of our overall business strategy and might not otherwise be the best investment alternative for us.

Dividends payable by REITs do not qualify for the reduced tax rates.

Tax legislation enacted in 2003 reduced the maximum U.S. federal tax rate on certain corporate dividends paid to individuals and other non-corporate taxpayers to 15% (through 2010). Dividends paid by REITs to these stockholders are generally not eligible for these reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to non-REIT corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT entities that pay dividends, which could adversely affect the value of the shares of REITs, including our shares.

Risks Related to Ownership of Our Shares

Our dividend can fluctuate because it is based on earnings.

The dividend rate is fixed quarterly by our trustees, based on earnings projections. As such, the dividend rate may fluctuate up or down. Earnings are affected by various factors including use of leverage, cash on hand, current yield on investments, loan losses, general and administrative operating expenses and amount of non-income producing assets. We distributed in excess of earnings between 1999 and 2005 and in 2008 and 2009. The amount of the excess constituted  a return of capital.

We have not established a minimum dividend payment level for our shareholders and there are no assurances of our ability to pay dividends in the future.

We intend to pay monthly dividends and to pay dividends to our shareholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed.  Payment of such dividends, together with compliance with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code of 1986, as amended, or Internal Revenue Code.  We have not established a minimum dividend payment level for our shareholders and our ability to pay dividends may be harmed by the risk factors described herein.  We have reduced our level of dividend payments in recent years in reflection of the decline in interest rates and the yield on our investments.  Future dividend payments to our shareholders will be made at the discretion of our Board of Trustees and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board of Trustees may deem relevant from time to time.  There are no assurances of our ability to pay dividends in the future.

No active trading market for our shares currently exists and one may not develop in the future.

Our shares are not listed on any exchange nor to our knowledge are there any bona fide quotes for the shares on any inter-dealer quotation system or electronic communication network.  We have no current plans to cause our shares to be listed on any exchange. As a result, an investor in our shares may be unable to sell those shares at a price equal to or greater than that which the investor paid, if at all.

Provisions of the Maryland law and in our Declaration of trust may have an anti-takeover effect, investors may be prevented from receiving a “control premium” for their shares.

Provisions contained in our charter and bylaws, as well as Maryland corporate law  may have anti-takeover effects that delay, defer or prevent a takeover attempt, which may prevent shareholders from receiving a “control premium” for their shares. For example, these provisions may defer or prevent tender offers for our shares or purchases of large blocks of our shares, thereby limiting the opportunities for our shareholders to receive a premium for their shares over then-prevailing market prices. These provisions include the following:

•
Ownership limit.    Our Declaration of Trust  limits related investors who acquire over 9.8% of our shares (“Excess Shares”) from voting those shares and we have the right to repurchase any Excess Shares held by any investor.

•	Maryland business combination statute. Maryland law restricts the ability of holders of more than 10% of the voting power of our shares to engage in a business combination with us.

•	Maryland control share acquisition statute. Maryland law limits the voting rights of “control shares” of a trust in the event of a “control share acquisition.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not maintain any physical properties.

ITEM 3. LEGAL PROCEEDINGS

We are unaware of any threatened or pending legal action or litigation that individually or in the aggregate could have a material effect on us.

ITEM 4. SUBMISSION OF MATTERS TO THE VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

SHARE REDEMPTION PLAN

There is currently no established public trading market for our shares.  As an alternative means of providing limited liquidity for our shareholders, we maintain a Share Redemption Plan, (“SRP”).  Under the terms of our plan as modified and effective on May 1, 2009 (see below for a further description of the plan modifications), shareholders who have held their shares for at least one year are eligible to request that we repurchase their shares. In any consecutive 12 month period we may not repurchase more than 5% of the outstanding shares at the beginning of the 12 month period. The repurchase price is based on the “Net Asset Value” (NAV) as of the end of the month prior to the month in which the redemption is made. The NAV will be established by our Board of Trustees no less frequently than each calendar quarter. For reference, at December 31, 2009 and 2008 the NAV was $15.92 and $16.03 per share, respectively. Under the prior SRP terms, the redemption price was $20.00 per share. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests. A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that that the request is made within 270 days after of the event giving rise to such exigent circumstances.  Previously, there was no hardship exemption.  Shares will be redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter will be carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Previously, shares were redeemed monthly.  Repurchases are subject to cash availability and Trustee discretion. Previously, the SRP provided that repurchases were subject to the availability of cash from the DRIP or the Company’s credit line. We have also purchased a limited number of shares outside of our SRP from shareholders with special hardship considerations.

Share repurchases have been at prices of $15.84 to $20.00 through our SRP. Shares repurchased for less than $20 per share were 1) shares held by shareholders for less than 12 months 2) shares purchased outside of our Share Redemption Program prior to the May 1, 2009 modifications to our SRP or 3) shares purchased under our SRP subsequent to the May 1, 2009 modifications to our SRP.

Prior to May 1, 2009 the redemption price of was $20 based on the determination of our Board of Trustees regarding the value of the shares with reference to our book value, our operations to date and general market and economic conditions.  Subsequent to May 1, 2009, the redemption price was equal to the NAV as of the end of the quarter in which the redemption was made.

The following table summarizes the share repurchases made by us in 2009:

Month	Total number of shares repurchased	Average Purchase Price	Total number of shares purchased as part of a publicly announced plan	Total number of shares purchased outside of plan
January	26,069	$19.18	19,986	6,083
February	6,068	$16.48	-	6,068
March	4,168	$20.00	4,168	-
April	6,355	$19.66	5,748	607
May	1,173	$17.05	-	1,173
June	1,326	$15.84	-	1,326
July	6,347	$18.97	5,719	628
August	958	$15.92	-	958
September	628	$15.92	-	628
October	6,619	$17.80	3,582	3,037
November	-	-	-	-
December	-	-	-	-
Totals	59,711	$18.64	39,203	20,508

On December 31, 2009, we had 6,422,883 shares outstanding compared to 6,436,569, and 6,649,916 shares outstanding at December 31, 2008 and 2007, respectively. The decrease in shares is the net between fewer DRP shares issued and more SRP shares repurchased. The shares were held by 2,262, 2,244, and 2,373 beneficial owners in 2009, 2008, and 2007, respectively. No single shareholder owned 5% or more of our outstanding shares.

Modifications to the Share Redemption Plan (“SRP”)

On March 18, 2009, the Board approved certain modifications to the Company’s SRP and its Dividend Reinvestment Plan (“DRIP”),which modifications were disclosed in a Report on Form 8-K which we filed with the SEC on March 19, 2009. Pursuant to the requirements of the SRP and the DRIP, the Company sent its shareholders notice of amendment of the SRP and the DRIP, both to be effective on May 1, 2009. The modifications consisted of the following:

The redemption price is equal to the “Net Asset Value” (NAV) as of the end of the month prior to the month in which the redemption is made. The NAV is established by our Board of Trustees no less frequently than each calendar quarter. For reference, at December 31, 2009 and 2008 the NAV was $15.92 and $16.03 per share, respectively. Under the prior SRP terms, the redemption price was $20.00 per share. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests. A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that that the request is made within 270 days after of the event giving rise to such exigent circumstances.  Previously, there was no hardship exemption.  Shares will be redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter will be carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Previously, shares were redeemed monthly.  Repurchases are subject to cash availability and Trustee discretion. Previously, the SRP provided that repurchases were subject to the availability of cash from the DRIP or the Company’s credit line.

Modifications to the Dividend Reinvestment Plan (“DRIP”)

Effective May 1, 2009, our DRIP share purchase price was set at the NAV.  Previously, the share purchase price was $20.00 per share.

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

Distributions to shareholders are generally subject to taxation as ordinary income, although a portion of those distributions may be designated by us as capital gain or may constitute a tax-free return of capital.  Although we do not intend to declare dividends that would result in a return of capital, we did so from 1997 through 2005 and in 2008 and 2009. Any distribution to shareholders of income or capital assets from us is accompanied by a written statement disclosing the source of the funds distributed. If, at the time of distribution, this information is not available, a written explanation of the relevant circumstances accompanies the distribution and the written statement disclosing the source of the funds is distributed to the shareholders not later than 60 days after the close of the fiscal year in which the distribution was made. In addition, we annually furnish to each of our shareholders a statement setting forth distributions during the preceding year and their characterization as ordinary income, capital gains, or return of capital.

We began making distributions to our shareholders on September 29, 1997. Monthly distributions have continued each month thereafter. At year-end 2009 we had paid 148 consecutive monthly dividends. Distributions for the years ended December 31, 2009, 2008, and 2007 were made at a rate of 3.7% ($0.73), 6.8% ($1.35), and 7.4% ($1.47), respectively. The dividend portion of the distribution was 3.3% ($0.65), 5.2% ($1.04), and 7.4% ($1.47), per weighted share for 2009, 2008, and 2007, respectively. The portion of these distributions that did not represent a dividend represented a return of capital.

ITEM 6. SELECTED FINANCIAL DATA

We present below selected financial information. We encourage you to read the financial statements and the notes accompanying the financial statements in this Annual Report. This information is not intended to be a replacement for the financial statements.

	Years ended December 31,
	2009	2008	2007	2006	2005
OPERATING DATA
Interest income from affiliate investments	$7,657,170	$8,981,198	$14,001,947	$13,180,260	$11,242,004
Interest income	1,414,502	2,186,413	2,830,897	4,030,871	3,771,731
Other income	-	5,071	-	-	-
Total revenues	9,071,672	11,172,682	16,832,844	17,211,131	15,013,735
Total expenses	4,875,279	4,389,897	6,024,927	7,102,911	5,767,501
Net income	4,196,393	6,782,785	10,807,917	10,108,220	9,246,234
Net income per share	$0.65	$1.04	$1.59	$1.45	$1.32
Weighted average shares outstanding	6,417,813	6,535,278	6,805,072	6,993,980	7,026,311

	Years ended December 31,
	2009	2008	2007	2006	2005
BALANCE SHEET DATA
Cash	$338,336	$1,944,271	$1,597,883	$3,661,724	$5,548,421
Investment in trusts receivable	2,023,327	2,505,788	3,110,703	3,361,628	3,984,446
Investment in residential mortgages	5,005,413	2,830,762	2,317,750	2,111,880	1,831,266
Interim mortgages, affiliates	34,249,793	41,574,804	41,641,334	64,883,388	48,411,728
Interim mortgages	294,600	348,600	12,251,098	17,825,519	24,543,944
Real estate owned, net	9,426,875	6,658,707	508,219	1,136,160	2,679,942
Allowance for loan losses	(222,463)	(635,820)	(2,343,163)	(1,011,975)	(698,712)
Line-of-credit receivable, affiliates	63,303,613	47,889,473	25,083,216	33,056,189	30,317,037
Line-of-credit receivable, non-affiliate	8,202,706	4,677,860	-	-	-
Deficiency notes	7,189,311	6,980,510	1,725,754	-	-
Deficiency notes, affiliate	10,315,478	5,332,105	1,848,355	-	-
Allowance for loan losses, deficiency notes	(4,314,128)	(3,131,155)	-	-	-
Recourse obligations, affiliates	16,449,734	16,578,484	16,035,790	11,975,234	9,264,233
Other assets	10,273,004	9,062,097	5,902,757	4,713,499	4,021,986
Total assets	$162,535,599	$142,616,486	$109,679,696	$141,713,246	$129,904,291

Bank loan/ line of credit	$3,788,477	$ -	$ -	$27,976,642	$13,808,080
Dividend payable	310,000	646,853	-	-	-
Participation payable, affiliate	53,768,482	38,321,843	-	-	-
Other liabilities	2,783,883	1,285,016	1,276,073	1,208,306	1,334,171
Total liabilities	60,650,842	40,253,712	1,276,073	29,184,948	15,142,251

Total shareholders' equity	101,884,757	102,362,774	108,403,623	112,528,298	114,762,040
Total liabilities and shareholders' equity	$162,535,599	$142,616,486	$109,679,696	$141,713,246	$129,904,291

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

GENERAL

We invest in (i) first lien secured interim mortgage loans with initial terms of 12 months or less for the acquisition and renovation of single-family homes, which we refer to as “Interim Loans”; (ii) secured, subordinate line of credit to UMTH Lending Company, L.P. for origination of Interim Loans; (iii) lines of credit and secured loans for the acquisition and development of single-family home lots, referred to as “Land Development Loans”; (iv) lines of credit and loans secured by entitled and developed single-family lots, referred to as “Finished Lot Loans”; (v) lines of credit and loans secured by completed model homes, referred to as “Model Home Loans”; (vi) loans provided to entities that have recently filed for bankruptcy protection under Chapter 11 of the US bankruptcy code, secured by a priority lien over pre-bankruptcy secured creditors, referred to as “Debtor in Possession Loans”, (vii) lines of credit and loans, with terms of 18 months or less, secured by single family lots and homes constructed thereon, referred to as “Construction Loans; and (viii) first lien secured mortgage loans with terms of 12 to 360 months for the acquisition of single-family homes, referred to as “Residential Mortgages” , and, (ix) discounted cash flows secured by assessments on real property.  We collectively refer the above listed loans as “Mortgage Investments”.  Additionally, our portfolio includes obligations of affiliates of our Advisor, which we refer to as “recourse loans.”

The typical terms for residential mortgages, contracts for deed and interim loans (collectively referred to as “mortgage investments”) are 360 months, 360 months and 12 months, respectively. The UDF line of credit had a five year term. Effective December 31, 2009, the loan was extended for a period of one year and matures on December 31, 2010.  Finished lot loans and builder model home loans are expected to have terms of 12 to 48 months. The majority of  interim loans are covered by recourse agreements that obligate either a third party with respect to the performance of a purchased loan, or obligate a borrower that has made a corresponding loan to another party (the "underlying borrower"), to repay the loan if the underlying borrower defaults.  Our loans to UDF are secured by the pledge of all of UDF’s land development loans and equity participations, and are subordinated to its bank lines of credit.  In addition, as an enhancement, in October 2006, UDF III, a newly formed public limited partnership that is affiliated with UDF and with our Advisor, entered into a limited guaranty effective as of September 1, 2006, for our benefit (the “UDF III Guarantee”).  Pursuant to the UDF III Guarantee, UDF III guaranteed the repayment of up to $30 million under the Second Amended and Restated Secured Line of Credit Promissory Note between United Mortgage Trust and UDF.  This guarantee was released in 2008 as a result of UDF’s increased net worth.

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

At the end of 2009, our mortgage portfolio totaled approximately $113,079,000. Approximately 27% of our income producing assets were first lien secured interim mortgages and residential mortgages and contracts for deed, approximately 15% were secured, subordinate LOC to UMTH Lending Co., L.P., approximately 50% were land development loans, approximately 2% were invested in finished lot loans and approximately 6% were invested in construction loans.  As noted above, our portfolio also includes obligations of affiliates of our Advisor, which we refer to as “recourse loans” and deficiency notes.

We no longer purchase Interim Loans that are secured by modular, manufactured, or conventionally built homes.  We increased our investment in our affiliated line of credit to UMTH Lending Co., L.P., secured by Interim Loans, by approximately $6,194,000 in 2009.   We plan to invest in Residential Mortgages to facilitate the sale of homes securing our Interim Loans.  We plan to invest in Construction Loans for the construction of new single family homes.  We plan to continue to invest in Land Development Loans, Finished Lot Loans, and Model Home Loans because, 1) Land Development Loans and Finished Lot Loans have provided us with suitable collateral positions, well capitalized borrowers and attractive yields; and, 2) Model Home Loans and Construction Loans are expected to provide us with suitable collateral positions, well capitalized borrowers and attractive yields.  Model Home and Construction Loans are expected to produce higher yields commensurate with Land Development Loans, Finished Lot Loans and the Subordinate Line of Credit secured by Interim Loans.  As we phase out of Interim Loans we will increase the percentage of our portfolio invested in Land Development Loans, Finished Lot Loans. Model Home Loans, Debtor in Possession Loans, and Construction Loans, until market conditions indicate the need for an adjustment of the portfolio mix.

The following table summarizes mortgage loans by type and original loan size held by United Mortgage Trust at December 31, 2009.

Description	No. of Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face amount of Mortgage (1)	Carrying amount of Mortgage (2)	Past Due Amounts (3)
Single family residential 1st mortgages and interim loans (4):
Original balance > $100,000	7	10.0% - 11.0%	11/24/11– 5/1/38	n/a	n/a	$772,571	$768,973	$124
Original balance $50,000 - $99,999	115	8.5% - 12.75%	6/1/06 – 3/1/39	n/a	n/a	4,136,833	4,117,567	10,182
Original balance $20,000 - $49,999	168	9.0% - 14.5%	6/14/03 – 5/19/36	n/a	n/a	2,344,577	2,333,658	15,447
Original balance under $20,000	8	9.0% - 14.5%	12/1/10 – 9/1/31	n/a	n/a	69,359	69,036	756

First Lien secured interim mortgages
Ready America Funding (5), (6)	17	14.0%	n/a	n/a	n/a	18,132,430	18,047,982	-
Howe Note Consolidation	1	6.0%	n/a	n/a	n/a	5,469,164	5,443,692	-

Secured, subordinate LOC to UMTH Lending Co., L.P. (5), (6)	98	12.5% - 13.5%	n/a	n/a	n/a	16,841,761	16,763,324	-

Land Development Loans
UDF III Economic Interest Participation	1	14.0%	12/31/10	n/a	n/a	53,768,482	53,768,482	-
UDF III Bear Creek Participation	1	12.0%	12/31/10	n/a	n/a	3,079,283	3,079,283	-

Finished Lot Loans	2	12.0 – 12.5%	8/31/09 – 3/3/10	n/a	n/a	1,987,878	1,987,878	-

Construction Loans	2	13.0%	10/28/10	n/a	n/a	6,477,113	6,477,113	-
Totals	420					$113,079,451	$112,856,988	$26,509

(1)	Current book value of loans.

(2)	Net of allowance for loan losses on mortgage loans of $222,463 at December 31, 2009.

(3)	Amounts greater than thirty (30) days past due.

(4)	Does not include Rental Foreclosure properties (66).

(5)	Lines of credit with Ready America Funding and UMTH Lending Co., L.P. are collateralized by 17 and 98 loans, respectively.
(6)	The Company has a first lien collateral position in these loans funded by the originator. The advances to the originator do not have specific maturity dates.

Below is a reconciliation and walk forward of mortgage loans, net of allowance for loan losses for the year ended December 31, 2009.

Balance at beginning of period	$99,191,467
Additions during period:
Increase in mortgage loans	47,861,454
Other (increase in UDF III Participation)	15,446,638
Other (net change in Allowance for loan loss)	413,357

Deductions during period:
Collections of principal	(33,288,947)
Other decreases in principal	(16,766,981)
Balance at close of period	$112,856,988

MATERIAL TRENDS

Housing Industry

The U.S. housing market has suffered declines over the past four years, particularly in geographic areas that had previously experienced rapid growth, steep increases in property values and speculation.   In 2009, the homebuilding industry was focused on further reducing supply and inventory overhang of new single-family homes.  To that end, publicly traded national homebuilders continued to reduce the number of homes constructed in 2009 from the number constructed in 2008.  We believe that while demand for new homes has been affected across the country by the general decline of the housing industry, the housing markets in the geographic areas in which we intend to invest have not been impacted as greatly.  Further, we believe that, as a result of the inventory reductions and corresponding lack of development over the past few years, the supply of new homes and finished lots have generally aligned with market demand in most real estate markets; more homes will be started in 2010 than in 2009, and we will likely see continued demand for our products in 2010.

Material Trends Affecting Our Business

We believe that the housing market has reached a bottom in its four year decline and has begun to recover.  New single-family home permits, starts, and sales have all risen from their lows experienced in January 2009, reflecting a slow return of demand for new homes.  However, concerns remain regarding the shape and scope of the broader economic recovery. The consumer confidence index, which fell to record lows during the downturn, has risen but continues to be generally depressed as unemployment remains high, and the availability of conventional bank financing remains limited.  These concerns continue to pose significant obstacles to a robust recovery.

Ongoing credit constriction and disruption of mortgage markets and price correction have made potential new home purchasers and real estate lenders very cautious.  As a result of these factors, the national housing market experienced a protracted decline, and the time necessary to correct the market may mean a corresponding slow recovery for the housing industry.

Capital constraints at the heart of the credit crisis have reduced the number of real estate lenders able or willing to finance development, construction and the purchase of homes and have increased the number of undercapitalized or failed builders and developers.  With credit less available and stricter underwriting standards, mortgages to purchase homes have become harder to obtain.  The number of new homes developed also has decreased, which may result in a shortage of new homes and developed lots in select real estate markets in 2010 and 2011.  Further, the liquidity provided in the secondary market by Fannie Mae and Freddie Mac (“Government Sponsored Enterprises” or “GSEs”) to the mortgage industry is very important to the housing market and has been constricted as these entities have suffered significant losses as a result of depressed housing and credit market conditions.  These losses have reduced their equity and prompted the U.S. government to guarantee the backing of all losses suffered by the GSEs.  Limitations or restrictions on the availability of financing or on the liquidity provided by such enterprises could adversely affect interest rates and mortgage availability and could cause the number of homebuyers to decrease, which would increase the likelihood of defaults on our loans and, consequently, reduce our ability to pay distributions to our shareholders.

In the midst of the credit crisis, the federal government passed the Economic Stabilization Act of 2008, which was intended to inject emergency capital into financial institutions, ease accounting rules that require such institutions to show the deflated value of assets on their balance sheets, and ultimately help restore a measure of public confidence to enable financial institutions to raise capital.  With the necessary capital, lenders will again be able to lend money for the development, construction and purchase of homes.  However, the Economic Stabilization Act was just the beginning of a much larger task, and we anticipate that Congress will further overhaul housing policy and financial regulation in a 2010 legislative effort.

Nationally, new single-family home inventory continued to improve in the fourth quarter of 2009 from the third quarter while new home sales slowed.  Since the holiday season is not typically a high volume season in terms of the number of home purchases, we believe this suggests that the housing market may be following seasonal buying patterns. The U.S. Census Bureau reports that the sales of new single-family residential homes in December 2009 were at a seasonally adjusted annual rate of 342,000 units.  This number is down from the third quarter figure of 402,000 and approximately 8.6% below the December 2008 estimate of 374,000, though up 3.95% from its bottom in January 2009.  The seasonally adjusted estimate of new houses for sale at the end of December 2009 was 231,000 – a supply of 8.1 months at the current sales rate – which is a reduction of approximately 20,000 homes from the third quarter supply of 251,000.  We believe that this drop in the number of new houses for sale by approximately 119,000 units year-over-year reflects the homebuilding industry’s extensive efforts to bring the new home market back to equilibrium by reducing new housing starts and selling existing new home inventory.

According to the source identified above, new single-family residential home permits and starts fell nationally from 2006  through 2008, as a result and in anticipation of an elevated supply of and decreased demand for new single-family residential homes in that period.  Since January 2009, however, single-family permits and starts have risen significantly.  Single-family homes authorized by building permits in December 2009 were at a seasonally adjusted annual rate of 508,000 units.  This is 48.5% above the January 2009 low and a 37.3% year-over-year increase from the December 2008 estimate of 370,000 units.  Single-family home starts for December 2009 were at a seasonally adjusted annual rate of 456,000 units.  This is 27.7% above the January 2009 low and 16.0% higher than the December 2008 estimate of 393,000 units.  We believe that, with these reductions, new home inventory levels have reached equilibrium in most markets, even at relatively low levels of demand, and that what is necessary to regain prosperity in housing markets is the return of healthy levels of demand.  The primary factors affecting new home sales are housing prices, home affordability, and housing demand.  Housing supply may affect both new home prices and demand for new homes.  When new home supplies exceed new home demand, new home prices may generally be expected to decline.  Declining new home prices may result in diminished new home demand as people postpone a new home purchase until such time as they are comfortable that stable price levels have been reached.

Long-term demand will be fueled by a growing population, household formation, population migration, immigration and job growth. The U.S. Census Bureau forecasts that California, Florida and Texas will account for nearly one-half of the total U.S. population growth between 2000 and 2030 and that the total population of Arizona and Nevada will double during that period. The U.S. Census Bureau projects that between 2000 and 2030 the total populations of Arizona and Nevada will grow from approximately 5,000,000 to more than 10,700,000 and from approximately 2,000,000 to nearly 4,300,000, respectively; Florida’s population will grow nearly 80% between 2000 and 2030, from nearly 16,000,000 to nearly 28,700,000; Texas’ population will increase 60% between 2000 and 2030 from nearly 21,000,000 to approximately 33,300,000; and California’s population will grow 37% between 2000 and 2030, from approximately 34,000,000 to nearly 46,500,000.

The Homeownership Alliance, a joint project undertaken by the chief economists of Fannie Mae, Freddie Mac, the Independent Community Bankers of America, the National Association of Home Builders, and the National Association of Realtors, has projected that 1.3 million new households will be formed per year over the next decade.  Similarly, the National Association of Home Builders forecasts average annual new single-family home starts over the ten-year period 2008-2017 to be 1,267,000, ranging from a low of 650,000 to a high of 1,550,000, and the average annual new single-family home sales during that same period to be 1,067,000, ranging between 542,000 and 1,406,000 units per year.

While housing woes have beleaguered the national economy, Texas housing markets have held up as some of the best in the country.  We believe Texas markets, though weakened from their highs in 2007, have remained fairly healthy due to strong demographics and economies and high housing affordability ratios.  Further, Texas did not experience the dramatic price appreciation (and subsequent depreciation) that states such as California, Florida, Arizona, and Nevada experienced. The graph below, created with data from the Federal Housing Finance Agency’s Purchase Only Index, illustrates the recent declines in home price appreciation nationally, as well as in California, Florida, Arizona, and Nevada, though price declines have begun to moderate in those states too.  Further, the graph illustrates how Texas has maintained home price stability and not experienced such pronounced declines.

According to numbers publicly released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information, the median new home prices for December 2009 in the metropolitan areas of Austin, Houston, Dallas, and San Antonio are $201,481, $188,178, $201,779 and $179,301, respectively.  These amounts are all below the December 2009 national median sales price of new homes sold of $221,300, according to estimates released jointly by the U.S. Census Bureau and the Department of Housing and Urban Development.

Using the Department of Housing and Urban Development’s estimated 2009 median family income for the respective metropolitan areas of Austin, Houston, Dallas, and San Antonio, the median income earner in those areas has 1.50 times, 1.39 times, 1.38 times, and 1.31 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area.  These numbers illustrate the high affordability of Texas homes.  Our measurement of housing affordability, as referenced above, is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, assuming an annual mortgage insurance premium of 50 basis points for private mortgage insurance and a cost that includes estimated property taxes and insurance for the home.  Using the U.S. Census Bureau’s 2009 income data to project an estimated median income for the United States of $64,000 and the December 2009 national median sales prices of new homes sold of $221,300, we conclude that the national median income earner has 1.19 times the income required to qualify for a mortgage loan to purchase the median-priced new home in the United States.  This estimation reflects the increase in home affordability in housing markets outside of Texas over the past 36 months, as new home prices in housing markets outside of Texas generally have fallen. Recently, however, such price declines have begun to stabilize. The December 2009 national median new home price of $221,300 fell by just 3.61% from the December 2008 median new home sales price of $229,600, according to the Department of Housing and Urban Development.  As a result of falling home prices, we believe that affordability has been restored to the national housing market.

Due to the national and global recession, the Texas employment market slowed in the fourth quarter of 2008 through the first three quarters of 2009 until adding 7,100 jobs in the fourth quarter of 2009.  Over the twelve month period ending December 2009, the United States Department of Labor reported that Texas lost approximately 354,200 jobs and the unemployment rate increased to 8.2% from 6.1% in December 2008.  However, the same source states that, nationally, the United States lost approximately 4,740,000 jobs, and the unemployment rate rose to 10.0% from 7.4% in December 2008.  In spite of the job losses in 2009, we believe that the long term employment fundamentals remain sound in Texas.  The Texas Workforce Commission reports that Texas has added more than half a million new jobs over the past five years, and the Federal Reserve Bank of Dallas has recently forecasted that Texas may add between 100,000 and 200,000 jobs in 2010.

The Texas Workforce Commission reports that as of December 2009, the unemployment rate for Austin-Round Rock, Texas was 7.0%, up from 5.2% in December 2008; Dallas-Fort Worth-Arlington, Texas was 8.0%, up from 5.9%; Houston-Sugar Land-Baytown, Texas was 8.2%, up from 5.6%; and San Antonio, Texas was 6.9%, up from 5.3%.  Austin experienced a net loss of 18,400 jobs year-over-year for the calendar year of 2009.  During those same 12 months, Houston, Dallas-Fort Worth, and San Antonio experienced net losses of 98,600, 89,600, and 20,600 jobs, respectively.  However, these cities have added an estimated net total of 464,400 jobs over the past five years:  Austin added 76,500 jobs; Dallas-Fort Worth added 123,800 jobs; Houston added 197,900 jobs; and San Antonio added 66,200 jobs.

As stated above, the Texas economy slowed and suffered a net loss of jobs in 2009 due to the national and global recession.  The National Bureau of Economic Research has concluded that the U.S. economy entered into a recession in December 2007, ending an economic expansion that began in November 2001.  We believe that the transition from month-over-month and year-over-year job gains in Texas, to year-over-year and month-over-month job losses indicates that the Texas economy slowed significantly and followed the nation into recession in the fourth quarter of 2008.  However, we also believe that the Texas economy will continue to outperform the national economy.  According to the Texas Workforce Commission, Texas tends to enter into recessions after the national economy has entered a recession and usually leads among states in the economic recovery.  In the current downturn, Texas’ recession trailed the national recession by nearly a year, and the state’s economy now appears to be entering the early stages of recovery.  Dallas Federal Reserve’s Index of Texas leading indicators has steadily improved since reaching a low in March 2009; the Texas Comptroller of Public Accounts projects that the Texas economy will grow by 2.6% in 2010; and a number of independent reports and forecasts are now forecasting that Texas cities will be among the first to recover based on employment figures, gross metropolitan product, and home prices.

The United States Census Bureau reported in its 2009 Estimate of Population Change July 1, 2008 to July 1, 2009 that Texas led the country in population growth during that period.  The estimate concluded that Texas grew by 478,012 people, or 2.00%, a number which was 1.25 times greater than the next closest state in terms of raw population growth, California, and more than 3.57 times the second closest state in terms of raw population growth, North Carolina.  The United States Census Bureau also reported that among the 15 counties that added the largest number of residents between July 1, 2007 and July 1, 2008, six were in Texas:  Harris (Houston), Tarrant (Fort Worth), Bexar (San Antonio), Collin (North Dallas), Dallas (Dallas) and Travis (Austin).  In March 2009, the United States Census Bureau reported that Texas’ five major cities – Austin, Houston, San Antonio, Dallas and Fort Worth – were among the top 15 in the nation for population growth from 2007 to 2008. Dallas-Fort Worth-Arlington led the nation in numerical population growth with a combined estimated population increase of 146,532, with Dallas-Plano-Irving having an estimated increase of 97,036 and Fort Worth-Arlington having an estimated increase of 49,496.  Houston-Sugarland-Baytown was second in the nation with a population increase of 130,185 from July 1, 2007 to July 1, 2008.  Austin-Round Rock had an estimated population growth of 60,012 and San Antonio had an estimated population growth of 46,524 over the same period.  The percentage increase in population for each of these major Texas cities ranged from 2.34% to 3.77%.

The Third Quarter 2009 U.S. Market Risk Index, a study prepared by PMI Mortgage Insurance Co., the U.S. subsidiary of The PMI Group, Inc., which ranks the nation’s 50 largest metropolitan areas through the third quarter of 2009 according to the likelihood that home prices will be lower in two years, reported that Texas cities are among the nation’s best for home price stability.  This index analyzes housing price trends, the impact of foreclosure rates, and the consequence of excess housing supply on home prices.  The quarterly report projects that there is less than a 36% chance that Dallas/Fort Worth-area home prices will fall during the next two years; a 40.5% chance that Houston-area home prices will fall during the next two years; a 17.5% chance that San Antonio-area home prices will fall during the next two years; and a 63.6% chance that Austin-area home prices will fall during the next two years.  Except for the Austin area, all Texas metropolitan areas included in the report are among the nation’s top ten least-likely areas to experience a decline in home prices in two years.  The Austin area is ranked the twentieth least-likely area to experience a decline.  Dallas-Plano-Irving, Texas is the nation’s eighth least-likely metropolitan area, Fort Worth-Arlington, Texas is sixth least-likely, Houston-Sugar Land-Baytown, Texas is tenth least-likely, and San Antonio, Texas is third least-likely.

In their fourth quarter purchase only price index, the Federal Housing Finance Agency (“FHFA”) reports that Texas had a home price appreciation of 0.83% between the fourth quarter of 2008 and the fourth quarter of 2009.  The FHFA’s all-transaction price index report provides that existing home price appreciation between the fourth quarter of 2008 and the fourth quarter of 2009 for (a) Austin was -1.66%; (b) Houston was 0.44%; (c) Dallas was -1.27%; (d) Fort Worth was -1.05%; (e) San Antonio was -0.72%; and (f) Lubbock was 1.38%.  However, every city remains well above the national average in the same index, which was -4.66% between the fourth quarter of 2008 and the fourth quarter 2009.  Besides sales prices, the all-transaction price index report also tracks average house price changes in refinancings of the same single-family properties utilizing conventional, conforming mortgage transactions.

The Texas Comptroller of Public Accounts notes that the rate of foreclosures and defaults in Texas has remained generally stable for the past three years and well below the national average.  Likewise, the Federal Reserve Bank of Dallas anticipates, in its economic letter for the fourth quarter of 2009, that the Texas foreclosure rate will continue to remain below the national average in 2010.  Homebuilding and residential construction employment are likely to remain generally weak for some time, but Texas again will likely continue to outperform the national standards.  We believe that Texas’ housing sector is in better shape, the cost of living and doing business is lower, and its economy is more dynamic and diverse than the national average.

In contrast to the conditions of many homebuilding markets in the country, new home sales are greater than new home starts in Texas markets, indicating that home builders in Texas continue to focus on preserving a balance between new home demand and new home supply.  Home builders and developers in Texas have remained disciplined on new home construction and project development.   New home starts have been declining year-over-year and are outpaced by new home sales in all four major Texas markets where such data is available.  Inventories of finished new homes and total new housing (finished vacant, under construction, and model homes) remain at healthy and balanced levels in all four major Texas markets:  Austin, Dallas-Fort Worth, Houston, and San Antonio.  Each major Texas market has experienced a rise in the number of months of finished lot inventories as homebuilders reduced the number of new home starts in 2008, causing each major Texas market to reach elevated levels.  Houston has an estimated inventory of finished lots of approximately 41.1 months, Austin has an estimated inventory of finished lots of approximately 48.3 months, San Antonio has an estimated inventory of finished lots of approximately 61.5 months, and Dallas-Fort Worth has an estimated inventory of finished lots of approximately 75.3 months.  A 24-28 month supply is considered equilibrium for finished lot supplies.

The elevation in month’s supply of finished lot inventory in Texas markets owes itself principally to the decrease in the pace of annual starts rather than an increase in the raw number of developed lots.  Indeed, the number of finished lots dropped by more than 1,100 lots in Austin, more than 900 in San Antonio, more than 2,400 lots in Houston, and more than 3,400 lots in Dallas-Fort Worth in the fourth quarter of 2009.  In the calendar year 2009, the total lot count in the four Texas markets dropped by nearly 21,900, from 233,345 to 211,563.  Annual starts in each of the Austin, San Antonio, Houston, and Dallas-Fort Worth markets are outpacing lot deliveries.  With the discipline evident in these markets, we expect to see a continued decline in raw numbers of finished lot inventories in coming quarters as new projects have been significantly reduced.

Texas markets continue to be some of the strongest homebuilding markets in the country, though home building in Texas has weakened over the past year as a result of the national economic downturn.  While the decline in housing starts has caused the month supply of vacant lot inventory to become elevated from its previously balanced position, it has also preserved a balance in housing inventory.  Annual new home sales in Austin outpace starts 7,910 versus 6,788, with annual new home sales declining year-over-year by approximately 27.74%.  Finished housing inventory rose to a slightly elevated level of 3.1 months, while total new housing inventory (finished vacant, under construction and model homes) fell to a relatively healthy 6.4 months.  The generally accepted equilibrium levels for finished housing inventory and total new housing inventory are a 2-to-2.5 month supply and a 6.0 month supply, respectively.  Like Austin, San Antonio is also a relatively healthy homebuilding market.  Annual new home sales in San Antonio outpace starts 8,104 versus 7,252, with annual new home sales declining year-over-year by approximately 24.63%.  Finished housing inventory remained at a generally healthy level with a 2.6 month supply. Total new housing inventory rose slightly but remained healthy at a 6.2 month supply.  Houston, too, is a relatively healthy homebuilding market.  Annual new home sales there outpace starts 21,697 versus 18,094, with annual new home sales declining year-over-year by approximately 25.56%.  Finished housing inventory and total new housing inventory are generally healthy at a 2.8 month supply and a 6.1 month supply, respectively.  Dallas-Fort Worth is a relatively healthy homebuilding market as well.  Annual new home sales in Dallas-Fort Worth outpace starts 17,235 versus 13,501, with annual new home sales declining year-over-year by approximately 32.20%.  Finished housing inventory declined slightly to a 3.0 month supply, while total new housing inventory fell to a 6.5 month supply, respectively, each measurement slightly above the considered equilibrium level.  All numbers are as publicly released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information.

The Real Estate Center at Texas A&M University has reported that inventory levels and sales of existing homes remain relatively healthy in Texas markets, as well.  Though the year-over-year sales pace has fallen between 4% and 10% in each of the four largest Texas markets, inventory levels have decreased.  In December, the number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth, and Lubbock was 5.4 months, 6.0 months, 5.3 months, 6.2 months, and 4.9 months, respectively.  San Antonio’s inventory is more elevated with a 7.2 month supply of homes for sale.  Like new home inventory, a 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market.  In 2009, the number of existing homes sold in (a) Austin was 20,871, down 7% year-over-year; (b) San Antonio was 18,649, down 4% year-over-year; (c) Houston was 59,984, down 8% year-over-year, (d) Dallas was 45,544, down 10% year-over-year, (e) Fort Worth was 8,428, down 14% year-over-year, and (f) Lubbock was 3,189, down 2% year-over-year.

We face a risk of loss resulting from adverse changes in interest rates.  Changes in interest rates may impact both demand for our real estate finance products and the rate of interest on the loans we make.  In some instances, the loans we make will be junior in the right of repayment to senior lenders, who will provide loans representing 60% to 75% of total project costs.  As senior lender interest rates available to our borrowers increase, demand for our mortgage loans may decrease, and vice versa.

Developers and homebuilders to whom we make loans and with whom we enter into subordinate debt positions will use the proceeds of our loans and investments to develop raw real estate into residential home lots and construct homes.  The developers obtain the money to repay our development loans by reselling the residential home lots to homebuilders or individuals who build single-family residences on the lots or by obtaining replacement financing from other lenders.  Homebuilders obtain the money to repay our loans by selling the homes they construct or by obtaining replacement financing from other lenders.  If interest rates increase, the demand for single-family residences may decrease.  Also, if mortgage financing underwriting criteria become stricter, demand for single-family residences may decrease.  In such an interest rate and/or mortgage financing climate, developers and builders may be unable to generate sufficient income from the resale of single-family residential lots and homes to repay loans from us, and developers’ and builders’ costs of funds obtained from lenders in addition to us may increase, as well.  Accordingly, increases in single-family mortgage interest rates or decreases in the availability of mortgage financing could increase the number of defaults on loans made by us.

In managing and understanding the markets and submarkets in which we make loans, we monitor the fundamentals of supply and demand.  We monitor the economic fundamentals in each of the markets in which we make loans by analyzing demographics, household formation, population growth, job growth, migration, immigration and housing affordability.  We will monitor movements in home prices and the presence of market disruption activity, such as investor or speculator activity that can create false demand and an oversupply of homes in a market.  Further, we study new home starts, new home closings, finished home inventories, finished lot inventories, existing home sales, existing home prices, foreclosures, absorption, prices with respect to new and existing home sales, finished lots and land, and the presence of sales incentives, discounts, or both, in a market.

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

On March 30, 2006, but effective December 31, 2005, each originating company agreed to give us secured promissory notes to consolidate (1) all outstanding amounts owed by such originating company to us under the recourse obligations of such originating company and the deficiency notes described above and (2) the estimated maximum future liability to us under the recourse arrangements described above.  Each originating company issued to us a secured variable amount promissory note dated December 31, 2005 (we refer to each of those notes as a “Secured Note”) in the initial principal amounts shown below. The initial amounts represent all principal and accrued interest owed as of such date. The initial principal amounts are subject to possible increases up to the maximum amounts shown below, if losses are incurred upon the foreclosure of purchased loans covered by recourse arrangements.  The Secured Notes (including related guaranties discussed below) are secured by an assignment of the distributions on Class C units, Class D units and Class EIA units of limited partnership interest of UMTH held by the originating companies and an Indemnification Agreement provided by UMTH as detailed in the following table and the paragraphs following the table.

Name	Initial principal amount	Balance at December 31, 2009	Promissory Note principal amount (2)	Units pledged as security	C Units distributed during 2009	Units remaining	Nominal Collateral Value (3)
CRG	$2,725,442	$4,434,913	$4,300,000	4,984 Class C and 2,710 Class D	273	3,479 Class C and 2,710 Class D	$3,479,000
RAFC	$3,243,369	$6,568,797	$7,100,000	11,165Class C, 6,659 Class D & 1,066 Class EIA	398	9,132 Class C, 6,659 Class D & and 1,066 EIA	$9,132,000 $1,066,000
SCMI	$3,295,422	$3,485,326	$3,488,643	4,545 Class C and 3,000 Class D	212	2,865 Class C and 3,000 Class D	$2,865,000
RAFC / Wonder(1)	$1,348,464	$1,960,698	$1,400,000	1,657 Class C	-	1,657 Class C	$1,657,000
Wonder Indemnification (1)	n/a	n/a	n/a	$1,134,000	$119,000	n/a	$852,000
Totals	$10,612,697	$16,449,734	$16,288,643				$19,051,000

(1)
Wonder is collateralized by an indemnification agreement from RMC in the amount of $1,134,000, which includes the pledge of 3,870 C Units. 2,213 of the pledged C Units also cross-collateralize the RAFC obligation.

(2)
The CRG and Wonder balances at December 31, 2009 exceeded the stated principal amount per their variable Secured Notes by approximately $135,000 and $561,000, respectively.  Per the terms of the Secured Notes, the unpaid principal balance may be greater or less than the initial principal amount of the note and is not considered an event of default.  The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the Unpaid Principal Balance (“UPB”) that we originally anticipated and outpaced the minimum principal reductions scheduled for the loans.

(3)
Nominal collateral value does not reflect pledge of D units of limited partnership interest of UMTH held by WLL, Ltd., RAFC and KLA, Ltd.  UMTH D units represent equity interests in UMT Holdings, LP.  Pledge of the UMTH D units entitles the beneficiary to a pro-rata share of UMTH partnership D unit cash distributions.

Through September 2007, the Secured Notes incurred interest at a rate of 10% per annum. The CRG, RAFC and RAFC/Wonder Secured Notes amortize over 15 years. The SCMI Secured Note amortizes over approximately 22 years, which was the initial amortization of the deficiency notes from SCMI that were consolidated. The Secured Notes required the originating company to make monthly payments equal to the greater of (1) principal and interest amortized over 180 months and 264 months, respectively, or 2) the amount of any distributions paid to the originating company with respect to the pledged Class C and EIA units.  Effective October, 2007, the recourse loans were modified to accommodate the anticipated increases in principal balances throughout the remaining liquidation periods of the underlying assets, suspend the principal component of the amortized loans for the period of July 2007 through June 2009, and reduce the interest rate from 10% to 6%. The above modifications have been extended through March 31, 2010. Management has not recognized any reserves on these loans as the underlying collateral value exceeds the outstanding loan amounts.

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

These loans were reviewed by management and no reserves are deemed necessary at December 31, 2009.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, and 2007

Residential Mortgages, Contracts for Deed and Interim Mortgages

As of December 31, 2009, our residential mortgage portfolio consisted of 329 residential mortgages (including loans in a securitization), 3 contracts for deed, and 121 interim loans. The portfolio had an unpaid principal balance (“UPB”) of approximately $41,351,000.  The average loan in the portfolio had a current annual yield of 11.64%, an investment-to-value ratio of 59.96%, an average UPB of $91,000, and a remaining term of 134 months for residential mortgages and contracts for deed. Interim loans have terms of 12 months or less, depending on the collateral securing the interim mortgage and the borrower. The more extensive the rehabilitation work on the property or the construction requirements, the longer the term of the loan. The average construction loan has a term of nine months; the average rehabilitation loan has a term of six months.

As of December 31, 2008, our residential mortgage portfolio, consisted of 323 residential mortgages (including loans in a securitization), 3 contracts for deed, and 201 interim loans. The portfolio had an unpaid principal balance (“UPB”) of approximately $43,432,000.  The average loan in the portfolio had a current annual yield of 13.35%, an investment-to-value ratio of 65.44%, an average UPB of $83,000, and a remaining term of 209 months for residential mortgages and contracts for deed. Interim loans have terms of 12 months or less, depending on the collateral securing the interim mortgage and the borrower. The more extensive the rehabilitation work on the property or the construction requirements, the longer the term of the loan. The average construction loan has a term of nine months; the average rehabilitation loan has a term of six months.

As of December 31, 2007, our mortgage portfolio consisted of 338 residential mortgages (including loans in a securitization), 4 contracts for deed, and 402 interim loans. The portfolio had an unpaid principal balance (“UPB”) of approximately $56,978,000. The average loan in the portfolio had a current annual yield of 12.48%, an investment-to-value ratio of 66.50%, an average UPB of $77,000, and a remaining term of 243 months for residential mortgages and contracts for deed. Interim loans have terms of 12 months or less, depending on the collateral securing the interim mortgage and the borrower. The more extensive the rehabilitation work on the property or the construction requirements, the longer the term of the loan. The average construction loan has a term of nine months; the average rehabilitation loan has a term of six months.

RESIDENTIAL MORTGAGE PORTFOLIO TABLE As of December 31,
	2009	2008	2007
Residential mortgages owned outright	80	67	59
Loans remaining in first securitization	131	136	150
Loans remaining in second securitization	118	120	129
Contracts for deed owned outright	3	3	4
Interim mortgages	121	201	402
Unpaid principal balance	$41,351,000	$43,432,000	$56,978,000
Annual yield	11.64%	13.35%	12.48%
Investment-to-value ratio	59.96%	65.44%	66.50%
Average Loan UPB	$91,000	$83,000	$77,000

Line of Credit, Affiliate – Land Development Loans

On June 20, 2006, the Company entered into a Second Amended and Restated Secured Line of Credit Promissory Note as modified by an amendment effective September 1, 2006 - (the "Amendment") with UDF, a Nevada limited partnership that is affiliated with the Company's Advisor, UMTHGS.  The Amendment increased an existing revolving line of credit facility ("Loan") to $45 million. The purpose of the Loan is to finance UDF's loans and investments in real estate development projects. On July 29, 2009, our trustees approved an amendment to increase the revolving line of credit facility to an amount not to exceed $60,000,000.  Effective December 31, 2009, the loan was extended for a period of one year and matures on December 31, 2010.

The Loan is secured by the pledge of all of UDF's land development loans and equity investments pursuant to the First Amended and Restated Security Agreement dated as of September 30, 2004, executed by UDF in favor of UMT (the "Security Agreement").  Those UDF loans may be first lien loans or subordinate loans.

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

On September 19,  2008, UMT entered into an Economic Interest Participation Agreement with UDF III pursuant to which UDF III purchased (i) an economic interest in the $45,000,000 revolving credit facility (“Loan”) from UMT to UDF I and (ii) a purchase option to acquire a full ownership participation interest in the Loan (the “Option”). On July 29, 2009, our trustees approved an amendment to increase the revolving line of credit facility to an amount not to exceed $60,000,000.

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

The Option gives UDF III the right to convert its economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Loan and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while UDF III owns an economic interest in the UMT Loan.  If UDF III exercises its Option and acquires a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UDF III and UMT will participate in the control and management of the UMT Loan.  At December 31, 2009 UDF III had funded approximately $53,768,000 to UDF under this agreement.

The UMT Loan is subordinate to UDF Senior Debt, which includes a line of credit provided by Textron Financial Corporation in the amount of $30,000,000, and all other indebtedness of UDF to any national or state chartered banking association or other institutional lender that is approved by UMT in writing.  On June 14, 2009, the Textron loan agreement matured and became due and payable in full.   The loan is in default and as of December 31, 2009, the outstanding balance owing to Textron under the Textron loan agreement was approximately $26,242,000.  Effective August 15, 2009, Textron and UDF entered into a Forbearance Agreement pursuant to which Textron agreed to forbear in exercising its rights and remedies under their loan agreement until November 15, 2009.  Pursuant to a second amendment to the Forbearance Agreement, effective March 1, 2010, the forbearance period has been extended to June 30, 2010; provided, that the forbearance period will end earlier if UDF otherwise defaults under the Forbearance Agreement.  Management understands that UDF intends to continue to make payments on the Textron loan and does not believe that the repayment of the Textron debt will have a material adverse effect on UDF III’s participation in the Company’s subordinate line of credit to UDF.

The lending facility to UDF represents the continuing evolution of the Company's investment policy away from its original investment objective of long term residential mortgages to a portfolio which consists primarily of the increase in the Loan to UDF, an affiliate of our Advisor, lot banking and model home loans.  The Company's Trustees believe that the interest rate environment, increasing default rates, which have resulted in lower yields from traditional residential mortgage investments and the recent broader deterioration of the sub-prime mortgage market, requires that we seek other investments that are capable of providing superior returns, credit and collateral for our shareholders.  Our Trustees were also influenced by the results of our existing loan arrangement with UDF.  From June 2003 through December 2009, UMT has funded to UDF approximately $120 million in first lien, subordinate loans and equity investments and received approximately $120 million in loan and equity repayments.

We anticipate the increasing concentration of our investments in the Loan, lot banking, model home loans and construction loans and that residential mortgages and interim loans will continue to diminish as a significant component of our total investment portfolio.

The Company monitors the line of credit for collectability on a continuing basis based on the affiliate’s payment history. No valuation allowance or charge to earnings was recorded for the years ended December 31, 2009, 2008, and 2007 based on the Company’s evaluation.  Outstanding balances were approximately $57,110,000 $47,889,000, and $25,083,000 at year end 2009, 2008, and 2007, respectively.

Properties Pledged as Collateral

At year end 2009, approximately 36% of the properties securing our interim loan Mortgage Investments were located in Texas, 38% in California, 6% in Tennessee, 3% in each Missouri and Ohio, 4% in Georgia, 2% in each Indiana and Illinois, 1% or less in 14 other states.

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

We expect to continue making loans principally in the major metropolitan areas of Texas.

Each of the properties serving as security for our Mortgage Investments is covered by a mortgagee’s title insurance policy, and in the case of residential properties, hazard insurance in an amount sufficient to cover the outstanding balance. Some of our mortgage investments are covered by full or limited recourse agreements with note sellers.  In making the decision to invest in loans secured by property located in other states, we consider the availability of non-judicial foreclosure, as is available in Texas, to be the primary legal consideration.   While Texas does not provide a statutory right of redemption and permits deficiency judgments, we do not rely upon those provisions in the enforcement of our liens and therefore we believe that the risks in mortgage investments in most other states will not be significantly different than those we face in Texas.

Loan Servicing

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

Comparative Income and Expenses

During the years ended December 31, 2009, 2008, and 2007, total revenues were approximately $9,072,000, $11,173,000, and $16,833,000, respectively, representing an increase (decrease) over the prior year of $(2,101,000) or (19%), ($5,660,000) or (34%), and ($378,000) or (2%), respectively. The 2009 decrease was primarily attributable to the reduced balance in the UDF line of credit, the reduced balance in non-affiliate interim mortgages and amortizations and pay-offs in the securitized mortgage portfolios. The 2008 and 2007 decreases were primarily attributable to the decline in our outstanding interim mortgage investments in the fourth quarter of 2007 and the reduced balance in the UDF line of credit.  The decline in outstanding interim mortgages resulted from UMTHLC obtaining third party financing from another lender in October 2007 and reduced leverage on our entire portfolio with the expiration of the Company’s existing credit facility.  See Liquidity and Capital Resources section for further discussion.

Revenue derived from affiliates increased (decreased) ($1,324,000) or (15%), ($5,021,000) or (36%), and $822,000 or 6% and revenues from non-affiliates increased (decreased) ($771,000) or (35%), ($645,000) or (23%), and ($1,200,000) or (30%) during the years ended December 31, 2009, 2008, and 2007, respectively.  The 2009 decrease in affiliate income is due primarily to the lower outstanding balance in the UDF LOC which was partially offset by the higher outstanding balance in the UMTHLC deficiency note. The 2008 decrease in affiliate income is due to the reduction in the UMTHLC interim mortgages outstanding, resulting from their obtaining third party financing in October 2007, and the lower outstanding balance in the UDF LOC.  The 2007 increase was due primarily to the growth in the UMTHLC interim mortgage portfolio and the higher balance outstanding in the UDF LOC compared to the prior years.

Total expenses during 2009, 2008, and 2007 were approximately $4,875,000, $4,390,000, and $6,025,000, respectively, representing an increase (decrease) over the prior year of approximately $486,000 or 11%, ($1,635,000) or (27%), and ($1,078,000) or (15%), respectively.  The 2009 increase was primarily attributable to the increase in provision for loan losses expense of approximately $388,000 and an increase of approximately $100,000 in interest expense.  These items are discussed in more detail below.  The 2008 decrease was primarily attributable to reduced interest expense, as the Company’s line of credit matured in November 2007.  The decrease in 2007 was primarily attributable to the non-recurring merger expenses recognized in 2006 of approximately $1,040,000.  Listed below are the significant expense accounts and explanations of change:

PROVISION FOR LOAN LOSSES: increased 19% in 2009, decreased 10% in 2008, and decreased 13% in 2007, respectively.

The increase or decrease in provisions for loan losses between years depends on how many loans are foreclosed since we create the allowance for loan losses on default rates and foreclosure trends.  The tables below illustrate loss rates as a percentage of the nonrecourse portfolio for 1) interim loans and 2) residential mortgages and contracts for deed:

Interim Mortgages:
Year	Unpaid principal balance at year ends of unaffiliated loans	Loan losses charged-off	Loss rate as a percentage of unaffiliated loans
2009	$294,600	-	0.00%
2008	$ 348,000	$94,000	26.87%
2007	$12,251,000	$1,039,000	8.48%

Residential Mortgages and Contracts for Deed:
Year	Unpaid principal balance including securitized loans	Loan losses charged-off	Loss rate as a percentage of loans
2009	$12,431,000	$843,000	6.78%
2008	$10,832,000	$559,000	5.16%
2007	$10,808,000	$390,000	3.61%

Loan loss reserves are established when a.) the collectability of current loan balances becomes uncertain or b.) the underlying collateral value for foreclosed properties is less than its carrying value.  For current loan balances, a loan loss reserve is created based on a three year look back of historical default rates, as well as a specific analysis on a loan by loan basis.  The Company increased its provision for loan losses in 2009 in order to ensure adequate reserves over the long-term based on our assessment of market conditions.  During 2009 we calculated loan loss reserve at a rate of 25% of the unpaid principal balance of foreclosed residential mortgages, contracts for deed and interim loans. The Company’s three year historical default rate for residential mortgages and contracts for deed is approximately 3.0% of the remaining outstanding unpaid principal balance of the loans it owns outright, excluding the securitized loans.  The Company’s three year historical default rate for interim mortgages is approximately 2.0%.  The Company continually monitors the adequacy of its reserves for loan losses and will provide for additional reserves in the future if needed.

INTEREST EXPENSE:  Increased 100% in 2009, decreased 100% in 2008, and decreased 17% in 2007.

Interest expense was approximately $103,000, $1,000, and $1,934,000, respectively, in 2009, 2008, and 2007. The Company’s primary credit facility matured in November 2007 and in 2008 the Company had no credit facility or long term debt.  In August the Company entered into a new revolving line of credit facility with a bank for $5,000,000.  The outstanding balance on this line was $3,788,000 at December 31, 2009.  Use of this credit facility is the reason for the increased interest expense in 2009 over 2008.  We used our credit facility to provide additional funds for investment. The use of our credit facility depended on the number of suitable investments available at any given time and the amount of cash we have on hand. Interest expense fluctuated based on 1) how heavily we rely on our credit facility and 2) the increase or decrease in the interest rate we pay under the credit facility.   See Liquidity and Capital Resources section for further discussion.

LOAN SERVICING FEES: Increased 78% in 2009 and decreased 34% and 75% in 2008 and 2007, respectively.

Loan servicing fees paid to PSC and REOPC for servicing some of our Mortgage Investments increased or decreased as a result of the amount we had invested in residential mortgages and contracts for deed which increased 32% in 2009 and decreased 2% and 1% in 2008 and 2007, respectively.  Increases in the loan servicing fee are expected as the long term mortgage portfolio stabilizes or increases. Loan servicing fees were approximately $11,000, $6,000, and $10,000 in 2009, 2008, and 2007, respectively.

TRUST ADMINISTRATION FEES: Decreased 3% in 2009 and increased 23% and 3% in 2008 and 2007, respectively.

The trust administration fee was paid to our Advisor.  We engaged a new Advisor in August 2006 when UMT Advisors, Inc. (“UMTA”) was replaced by UMTHGS.  The current monthly fee is calculated as 1/12th of 1% of our average invested assets.  The trust administration fee increases and decreases as our invested assets increase or decrease as we draw on or pay down the credit facility that we use to acquire mortgage investments.  As consideration for granting the Advisory Agreement to UMTHGS, the Advisor agreed to (i) pay a $500,000 fee to us and (ii) assume responsibility for payment of $377,300 owed to us by our former Advisor.  Monthly payments of (i) and (ii) above began in August 2006 and were made in twelve equal installments.  The $500,000 fee was netted against the trust administration fee and paid in full. Net trust administration fees paid in 2009, 2008, and 2007 were approximately $1,042,000, $1,074,000, and $872,000, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES: Increased 2%, 34%, and 1% in 2009, 2008, and 2007, respectively.

General and administrative expenses were approximately $1,307,000, $1,284,000, and $955,000, respectively, in 2009, 2008, and 2007. The major categories of general and administrative expenses include transfer agent fees, legal fees, printing and reproduction costs, accounting and audit fees, recording fees, trustee fees and insurance. The increase in 2009 was primarily due to higher accounting and legal services, offset by lower REO expenses. The increase in 2008 expense was primarily due to higher REO expenses for the 119 interim properties foreclosed in 2008.  2007 expenses were consistent with those of 2006.

Operating expense as a percentage of income, net of interest expense and provision for loan losses was 26.01%, 21.15%, and 10.91%, for 2009, 2008, and 2007, respectively. Operating expense as a percentage of average invested assets was 1.54%, 1.82%, and 1.62%, for the years, respectively.

Net income was approximately $4,196,000, $6,783,000, and $10,808,000 for 2009, 2008, and 2007, respectively, representing a decrease of 38% in 2009, 37% in 2008, and an increase of 7%, 2007, respectively. The decrease in 2009 was driven primarily by reduced income from affiliates, as discussed above, due to the pay-off of the UDF line of credit in September 2008, along with increased loan loss reserve expense. The decrease in 2008 was driven primarily by reduced income from affiliates due to the pay-off (reduction) of UMTHLC interim mortgages in the fourth quarter of 2007 and the pay-off of the UDF line of credit in September 2008.  This line of credit had an average monthly balance of approximately $12,700,000 in 2008 compared to approximately $25,000,000 in 2007.  The increase in 2007 was primarily attributable to the lack of non-recurring merger expenses that were recognized in 2006.  Earnings per share in 2009, 2008, and 2007 were $0.65, $1.04, and $1.59, for the respective years. Daily use of leverage was $1.2 million in 2009, compared to $0 in 2008 and $22.0 million in 2007, not impacting earnings in 2008 and positively impacting earnings in 2007. Mortgage Investment yields were approximately 11.64%, 13.35%, and 12.48% in 2009, 2008, and 2007, respectively, further impacting earnings. Average daily cash balances of $677,000 in 2009, compared to $4,073,000 in 2008 and $1,145,000 in 2007, again positively or negatively impacted earnings in successive years.

Foreclosed Properties

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

Unaffiliated Foreclosed Properties. We began 2009, 2008, and 2007 with 19, 12, and 15 foreclosed residential mortgages and contracts for deed, respectively, and foreclosed an additional 11, 15, and 15 loans during the respective years.  We sold 19, 8, and 18, foreclosed properties in 2009, 2008, and 2007, respectively, leaving 11, 19, and 12 foreclosed properties at the end of each of the three years, respectively. Non-affiliate foreclosed properties as a percentage of total unaffiliated residential mortgages and contracts for deed at year end were 4.32%, 7.99%, and 3.64%, respectively.

We began 2009, 2008, and 2007 with 104, 6, and 19 foreclosed interim loans, respectively, and foreclosed an additional 65, 119, and 4 properties during the respective years. We sold 19, 21, and 17 foreclosed properties, during 2009, 2008, and 2007, respectively, leaving 150, 104, and 6 foreclosed interim loans at the respective year ends. In December of 2006 we ceased funding interim loans for the construction of single family homes originated by an unaffiliated lender, Residential Development Corporation and began liquidating properties securing Residential Development Corporation non-performing loans.  Accordingly, 2008 foreclosures were significantly higher than prior years.

At December 31, 2009 our foreclosed property portfolio consisted of 161 residential properties of which 73 were rental properties.  Our exit strategy for these properties is to dispose of them, over time, and recover our cost.  This includes marketing available properties for sale or rental including providing seller financing to qualified third party buyers.  Active rental properties can be seasoned over time and if the tenant can then qualify for third party or seller financing the property can then be sold and its cost recovered.  These rental properties also provide cash flow to the Company during this process and reduce our holding costs.

In December 2006, we ceased funding individual interim loans for the construction of single family homes.  In 2008, we completed foreclosure on the remaining non-performing interim mortgage loans funded to Residential Development Corp. (“RDC”). As a result, our outstanding balance of interim mortgage loans to non-affiliates was approximately $295,000 and $349,000 at December 31, 2009 and 2008, respectively.

The following tables detail major categories of foreclosed loans for each of the last three fiscal years:

RESIDENTIAL MORTGAGES & CFDs	2009	2008	2007
Number of loans defaulted at beginning of year	19	12	15
Aggregate gross value	$865,000	$522,000	$666,000

Additional defaults during year	11	15	15
Aggregate gross value	$509,000	$690,000	$668,000

Defaulted properties disposed of during year	19	8	18
Aggregate gross value	$837,000	$347,000	$812,000

Number of loans defaulted at end of year	11	19	12
Aggregate gross value	$537,000	$865,000	$522,000

INTERIM LOANS	2009	2008	2007
Number of loans defaulted at beginning of year	104	6	19
Aggregate gross value	$5,964,000	$446,000	$1,438,000

Additional defaults during year	65	119	4
Aggregate gross value	$4,635,000	$6,531,000	$360,000

Defaulted properties disposed of during year	19	21	17
Aggregate gross value	$1,171,000	$1,013,000	$1,352,000

Number of loans defaulted at end of year	150	104	6
Aggregate gross value	$9,428,000	$5,964,000	$446,000

Changes in Our Mortgage Portfolio

The Company no longer purchases interim loans that are secured by modular, manufactured, or conventionally built homes or residential mortgages or contracts for deed.  Such balances will decrease over time as the existing portfolios liquidate.  We plan to continue to invest in land development loans, finished lot loans, model home loans and construction loans secured by conventionally built houses because, 1) land development loans and finished lot loans have provided us with suitable collateral positions, well capitalized borrowers and attractive yields; 2) interim loans, while offering  full recourse from our borrowers and attractive yields are dependent on sub-prime mortgage products to facilitate the sale of the properties securing our loans; and, 3) model home and construction loans are expected to provide us with suitable collateral positions, well capitalized borrowers and attractive yields. In addition, blended yields for land development loans and finished lot loans have produced higher returns than those of residential mortgages and contracts for deed. Model home and construction loans are expected to produce higher yields commensurate with land development loans, finished lot loans and interim loans. As we phase out of interim loans, we will increase the percentage of our portfolio invested in land development loans, finished lot loans, model home loans and construction loans until market conditions indicate the need for an adjustment of the portfolio mix.

The table below summarizes our gross mortgage portfolio by asset type as of December 31, 2009, 2008, and 2007:
Category	2009	2008	2007
First lien secured interim mortgages 12 months or less and residential mortgages & contracts for deed	$30,925,000	$29,065,000	$21,424,000
Secured, subordinate LOC to UMTH Lending Co., L.P.	16,842,000	18,195,000	23,097,000
Land development loans	56,848,000	47,050,000	20,636,000
Finished lot loans	1,988,000	2,596,000	13,819,000
Construction loans	6,477,000	2,921,000	5,429,000

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

As of December 31, 2009, the Company had two deficiency notes with non-affiliates in the amount of approximately $7,189,000.  One note in the amount of approximately $1,726,000 bears interest at a rate of 14% per annum.  The second note in the amount of approximately $5,464,000. The Company does not accrue interest on this note as the underlying collateral value approximates the note balance, net of reserves.

As of December 31, 2008, the Company had two deficiency notes with non-affiliates in the amount of approximately $6,981,000.  One note in the amount of approximately $1,726,000 bears interest at a rate of 14% per annum.  The second note in the amount of approximately $5,255,000. The Company does not accrue interest on this note as the underlying collateral value approximates the note balance, net of reserves.

As of December 31, 2007, UMTHLC issued to the Company a variable amount promissory note in the amount of $5,100,000 to evidence its deficiency obligations to the Company.  The initial principal amount of the note was approximately $1,848,000. The principal balance as of December 31, 2009 is $10,315,000. The principal balance will fluctuate from time to time based on the underlying loan activity and the amount of deficiencies realized by the affiliate.  The note bears interest at a rate of 10%, and requires monthly principal and interest payments based on a ten-year amortization for the outstanding principal balance.  The note is secured by a limited guaranty by UMTHGS, the Advisor, equal to a monthly amount not to exceed 33% of the advisory fee received by UMTHGS under the terms of its advisory agreement with the Company.

Dividends and Distributions to Shareholders

Distributions per share of beneficial interest were $0.73, $1.35, and $1.47 per weighted share for 2009, 2008, and 2007, respectively, on earnings of $0.65, $1.04, and $1.59, respectively.  In 2009, 2008, and 2007 we distributed approximately 112%, 130%, and 92%, of our net income. The portion of the distributions that does not represent earnings represents return of capital.  (See the table below.)  Distributions declared by our trustees during 2009, 2008, and 2007 were at an annualized rate of return of 3.7%, 6.8%, and 7.4%, respectively. We are under no obligation to pay dividends at that same rate and from time to time the rate at which we pay dividends may be adjusted by our trustees.

	For the Years Ended December 31,
	2009	2008	2007
Monthly Dividend Rate	$0.06	$0.11	$0.12
Dividend paid per Share	$0.73	$1.35	$1.47
Amount paid in excess of earnings per Share	$0.09	$0.31	--

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEARS ENDED
DECEMBER 31, 2009, 2008, and 2007

Sources and Uses of Funds

Cash flows from operating activities are generally the result of net income adjusted for provision for loan losses, depreciation and amortization expense and (increases) decreases in accrued interest receivable.  Cash provided by operations was approximately $1,848,000, $5,523,000 and $11,709,000 during the years ended December 31, 2009, 2008 and 2007 respectively.  Cash generated by operations in 2009 and 2008 was lower primarily due to decreased net income.

Cash flows from investing activities generally reflect fundings and payments received from lending activities.  The Company used cash in investing activities of approximately $2,568,000 in 2009 primarily to fund lines of credit to affiliates and non-affiliates.  The Company generated approximately $7,647,000 and $29,136,000 from investing activities in 2008 and 2009 respectively primarily as a result of pay offs from the UDF line of credit in 2008 and from the UMTHLC interim mortgage line in 2007.

Cash flows from financing activities generally reflect proceeds from the issuance of shares, borrowings or repayments on the line of credit, the purchase of treasury stock and the payment of dividends.  Cash of approximately $886,000 was used in financing activities in 2009 compared to approximately $12,824,000 in 2008.  The decrease was primarily due to a reduction in the dividend rate paid in 2009 and a reduction in treasury stock repurchased.  In 2007, the Company used approximately $42,909,000 for financing activities, The increase in 2007 compared to 2008 was due primarily to the pay off of the bank line in 2007 of approximately $30,000,000.

Credit Facilities

During August 2009, the Company entered into a new revolving line of credit facility with a bank for $5,000,000.  The line of credit bears interest at prime plus one percent, with a floor of 5.50% and requires monthly interest payments.  Principal and all unpaid interest will be due at maturity, which is August 2012. The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit.  The outstanding balance on this line of credit was $3,788,000 at December 31, 2009.

DRP Funds

We use funds made available from our DRP, funds made available under bank lines of credit and the proceeds from repayments of principal and interest on loans we have made to purchase mortgage investments. We do not have commitments to purchase any mortgage investments but rather purchase them, as funds are available. Dollars are approximate.  Shares are offered under our DRIP without the payment of any commissions.

	December 31,
	2009	2008	2007
Shares issued	46,000	108,000	125,000
Dividend reinvestment proceeds	$815,000	$2,158,000	$2,505,000
Number of shares returned to treasury	(60,000)	(321,000)	(393,000)
Value of shares repurchased	($1,113,000)	$(6,179,000)	($7,466,000)
Principal receipts:
First lien mortgage notes and trust receivables	$217,000	$63,000	$673,000
Real estate owned (investments)	$716,000	$636,000	($923,000)
Interim loans	$64,000	$1,636,000	$73,845,000
Interim loans, affiliate	$2,787,000	$1,257,000	-
Net fundings - line of credit	($3,241,000)	($2,921,000)	-
Net fundings - line of credit, affiliate	($1,301,000)	$13,759,000	$7,973,000
Net borrowings(payments) – bank line of credit	$3,788,000	-	($27,977,000)

As of December 31, 2009, we had issued an aggregate of 8,264,616 shares, with 1,841,733 shares repurchased and retired to treasury, leaving 6,422,883 shares outstanding.  Total capital raised from share issuances was approximately $164,987,000.
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

During 2006 we increased our then existing line of credit with a bank from $17 million to $30 million. The line-of-credit payable was collateralized by certain interim loans. Interest on the outstanding balance accrued at the higher of the Prime Rate or the sum of the Federal Funds Rate plus 1/2% per annum. The rate of interest at December 31, 2006 was 8.75%. The note expired November 8, 2007.  During August 2009, the Company entered into a new revolving line of credit facility with a bank for $5,000,000.  The line of credit bears interest at prime plus one percent, with a floor of 5.50% and requires monthly interest payments.  Principal and all unpaid interest will be due at maturity, which is August 2012. The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit.  The outstanding balance on this line of credit was approximately $3,788,000 at December 31, 2009.

Since inception and as of December 31, 2009, we have invested an aggregate of approximately $530 million in interim loans from various sources, and UDF had drawn down an aggregate of $120 million from us on its line of credit. In 2009 we funded approximately $2 million in interim loans and $2 million in draws to UDF, compared to approximately $7 million in interim loans and $16 million in draws to UDF in 2008, and approximately $49 million in interim loans and $2 million funded to UDF in 2007. The following table sets forth, as a percentage of total funds invested with all sources, the percentage of mortgage investments made to affiliates during 2009, 2008, and 2007.

Affiliated Company	2009	2008	2007
RAFC	7%	11%	12%
UMTHLC	22%	10%	74%
UDF	6%	62%	7%

Total of affiliate mortgage investments	35%	83%	93%

The following table shows the dollar amounts of investments funded with affiliates of our Advisor in the three comparable years:

Affiliated Company	2009	2008	2007
CRG	--	--	$40,000
RAFC	$2,708,000	$2,700,000	$6,316,000
UMTHLC	$8,195,000	$2,555,000	$38,790,000
UDF	$2,231,000	$15,800,000	$3,936,000

In 2006 we took direct assignment, with full recourse, of all remaining CRG properties. The funds cited in the table above are expenses that we incurred against properties formerly owned by CRG, and are fully recoursed. In addition, we no longer fund draws directly to RAFC, but we do fund draws directly to vendors for projects that are active and serviced by RAFC.

Outstanding balances for interim loans purchased from affiliates of our Advisor and the UDF line of credit at December 31, 2009, 2008, and 2007 purchased from affiliates were:

Affiliated Company	2009	2008	2007
CRG	--	--	--
RAFC	$23,602,000	$23,380,000	$21,866,000
UMTHLC	$16,842,000	$18,195,000	$19,776,000
UDF	$57,110,000	$47,889,000	$25,083,000

We no longer purchase residential mortgages or contracts for deed other than to carry back a note on the sale of a foreclosed property or to reclassify an interim loan.

Transactions With Related Parties

We do not have employees. All administrative services and facilities are provided to us by our Advisor under the terms of an Advisory Agreement effective August 1, 2006, (now subject to an Advisory Agreement effective January 1, 2009). The services of  our Advisor, UMTHGS,  include all day-to-day administrative services including managing our development of investment guidelines, overseeing servicing, negotiating purchases of loans and overseeing the acquisition or disposition of investments and managing our assets.  We pay UMTHGS a monthly trust administration fee, depending on our annual distribution rate, ranging from 1/12th of 1% up to 1/12th of 2% of the amount of average invested assets per month. UMTHGS paid us a consideration of $500,000 over a 12 month period, ending July 31, 2007, for entering into the Advisory Agreement with them. In addition they paid the $377,000 receivable from our former Advisor, UMTA over the same 12 month period.  The agreement also provides for a subordinated incentive fee equal to 25% of the amount by which our net income for a year exceeds a 10% per annum non-compounded cumulative return on our adjusted contributions. No incentive fee was paid during 2007. In addition, for each year in which it receives a subordinated incentive fee, the Advisor will receive a 5-year option to purchase 10,000 shares at a price of $20.00 per share (not to exceed 50,000 shares). As of December 31, 2009, 2008, and 2007, the Advisor has not received options to purchase shares under this arrangement.

The Advisor and its affiliates are also entitled to reimbursement of costs of goods, materials and services obtained from unaffiliated third parties for our benefit, except for note servicing and for travel and expenses incurred in connection with efforts to acquire investments for us or to dispose of any of our investments. During 2009, 2008 and 2007, the Company paid the Advisor approximately $76,000 each year as reimbursement for costs associated with providing shareholder relations activities.

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

The Advisory Agreement also provides for us to pay to the Advisor a debt placement fee.  We may engage the Advisor, or an Affiliate of the Advisor, to negotiate lines of credit on behalf of the Company.  UMT shall pay a negotiated fee, not to exceed 1% of the amount of the line of credit secured, upon successful placement of the line of credit.

Loan servicing fees are paid to PSC and were paid to REOPC. The fees are paid monthly and calculated as 1/12th of 1/2% and 0.8% of the outstanding principal balance of each loan or value of each property, respectively. In addition, each received real estate sales commissions on a scale of 1% to 4% of the sales price of a foreclosed property when the property is liquidated.

Below is a chart listing fees paid to PSC, REOPC and the Advisor in the past three years:

Type of Fee	Payee	2009	2008	2007
Trust management fee	UMTA	--	--
Trust management fee, net	UMTHGS	$1,042,000	$1,074,000	$872,000
Investor relations service fee	UMTHGS	$76,000	$76,000	$76,000
Loan servicing fees	PSC	$11,000	$6,000	$10,000
Commissions	PSC	--	--	--
Loan servicing fees	REO PC	--	--	--
Commissions	REO PC	--	--	--

Critical Accounting Policies

We have prepared our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP.”) GAAP represents a comprehensive set of accounting and disclosure rules and requirements, the application of which requires management judgments and estimates. In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies”, we have identified the most critical accounting policies upon which our financial statements are based as follows:

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

Loan Loss Reserves

Loan loss reserves are established when it becomes clear that the current market value of foreclosed properties is less than the outstanding balances of loans plus accrued interest. A loan loss reserve is created based on a three year look back of default rates. It is calculated as the difference between the outstanding loan balance of a foreclosed property, plus accrued interest income, less the estimated proceeds from the sale of the foreclosed property. During 2009 the Company calculated its loan loss reserve at a rate of 25% of the unpaid principal balance of foreclosed residential mortgages, contracts for deed and interim loans. The Company’s three year historical default rate for residential mortgages and contracts for deed is approximately 3.0% of the remaining outstanding unpaid principal balance of the loans it owns outright, excluding the securitized loans.  The Company’s three year historical default rate for interim mortgages is approximately 2.0%.

The changes in the reserve for loan losses during the years ended December 31, 2009, 2008, and 2007 are summarized as follows:

	2009	2008	2007
Balance, beginning of year	$4,490,000	$2,804,000	$1,980,000
Provision for loan losses	2,413,000	2,025,000	2,254,000
Reduction of values of foreclosed mortgages and loans charged off	(1,828,000)	(339,000)	(1,430,000)
Balance, end of year	$5,075,000	$4,490,000	$2,804,000

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

We continued these efforts throughout 2009 and will continue until the RDC portfolio is fully liquidated.  Throughout 2009, 2008, and 2007 UMT allocated $1,292,000, $2,286,000, and $1,347,000, respectively, of reserves respectively, for losses associated with the RDC portfolio.  In the event that aggressive liquidation of the portfolio may result in additional losses, we will provide for additional reserves as needed.

DISCLOSURE OF CONTRACTUAL OBLIGATIONS

As of December 31, 2009, 2008, and 2007, the Company does not have any contractual obligations to make future payments under any debt obligations or long-term lease agreements.

DIVIDENDS DECLARED AND DISTRIBUTIONS MADE

During the year ended December 31, 2009, we declared dividends and made distributions on a monthly basis as shown below. We maintained a 3.7% annualized dividend rate during the year and distributed approximately 112% of our net income. We are under no obligation to make distributions at any particular rate, although we are obligated to distribute 90% of our REIT Taxable Income in order to continue to qualify as a REIT for federal income tax purposes. The amount distributed in excess of earnings per share represents return of capital.

	For the Years Ended December 31,
	2009	2008	2007
Monthly Dividend Rate	$0.06	$0.11	$0.12
Dividend paid per Share	$0.73	$1.35	$1.47
Amount paid in excess of earnings per Share	$0.09	$0.31	--

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to interest rate changes primarily in connection with our bank. During August 2009, the Company entered into a new revolving line of credit facility with a bank for $5,000,000.  The line of credit bears interest at prime plus one percent, with a floor of 5.50% and requires monthly interest payments.  Principal and all unpaid interest will be due at maturity, which is August 2012. The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit.  The outstanding balance on this line of credit was $3,788,000 at December 31, 2009.

As of December 31, 2008 and 2007, the Company had no long-term borrowings.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED MORTGAGE TRUST

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
United Mortgage Trust

We have audited the accompanying consolidated balance sheets of United Mortgage Trust as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years ended December 31, 2009.   The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Mortgage Trust as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas
March 31, 2010

UNITED MORTGAGE TRUST
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
Assets
Cash and cash equivalents	$338,336	$1,944,271

Mortgage investments:
Investment in trust receivable	2,023,327	2,505,788
Investment in residential mortgages	5,005,413	2,830,762
Interim mortgages, affiliates	34,249,793	41,574,804
Interim mortgages	294,600	348,600
Allowance for loan losses	(222,463)	(635,820)
Total mortgage investments	41,350,670	46,624,134

Line of credit receivable, affiliate	63,303,613	47,889,473
Line of credit receivable, non-affiliates	8,202,706	4,677,860
Reserves - interest	(775,661)	(60,898)
Accrued interest receivable	849,045	471,290
Accrued interest receivable, affiliates	9,695,003	8,309,503
Recourse obligations, affiliates	16,449,734	16,578,484
Real estate owned, net	9,426,875	6,658,707
Deficiency notes	7,189,311	6,980,510
Deficiency notes, affiliates	10,315,478	5,332,105
Reserves – deficiency notes	(4,314,128)	(3,131,155)
Other assets	504,617	342,202
Total assets	$162,535,599	$142,616,486

Liabilities and Shareholders’ Equity
Liabilities:
Dividend payable	$310,000	$646,853
Line of credit payable	3,788,477	-
Accounts payable and accrued liabilities	2,681,543	1,285,016
Accounts payable, related party	102,340	-
Participation payable, affiliate	53,768,482	38,321,843
Total liabilities	60,650,842	40,253,712

Commitments and contingencies

Shareholders' equity:
Shares of beneficial interest; $0.01 par value; 100,000,000 shares authorized; 8,264,616 and 8,218,591 shares issued, respectively; and 6,422,883 and 6,436,569 outstanding, respectively	82,646	82,126
Additional paid-in capital	146,259,724	145,444,793
Cumulative distributions in excess of earnings	(8,731,773)	(8,551,085)
	137,610,597	136,975,834
Less treasury stock of 1,841,733 and 1,782,022 shares, respectively, at cost	(35,725,840)	(34,613,060)
Total shareholders' equity	101,884,757	102,362,774
Total liabilities and shareholders' equity	$162,535,599	$142,616,486

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2009	2008	2007
Revenues:
Interest income derived from affiliates	$7,657,170	$8,981,198	$14,001,947
Interest income	1,414,502	2,186,413	2,830,897
Other income	-	5,071	-
Total revenue	9,071,672	11,172,682	16,832,844
Expenses:
Trust administration fee	1,041,630	1,073,503	871,913
Loan servicing fee	11,242	6,321	9,604
General and administrative	1,306,574	1,283,611	955,450
Provision for loan losses	2,412,500	2,025,381	2,253,749
Interest expense	103,333	1,081	1,934,211
Total expenses	4,875,279	4,389,897	6,024,927

Net income	$4,196,393	$6,782,785	$10,807,917

Net income per share of beneficial interest	$0.65	$1.04	$1.59

Weighted average shares outstanding	6,417,813	6,535,278	6,805,072

Distributions per weighted share outstanding	$0.73	$1.35	$1.47

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2009, 2008 and 2007

	Shares of Beneficial Interest		Additional	Cumulative Distributions
	Shares	Par Value	Paid-in Capital	in Excess of Earnings	Treasury Shares	Treasury Stock	Total
Balance at December 31, 2006	7,985,423	79,854	140,783,690	(7,366,618)	1,067,980	(20,968,628)	112,528,298

Proceeds from shares issued	125,261	1,253	2,503,974	-	-	-	2,505,227
Purchase of treasury stock	-	-	-	-	392,788	(7,465,707)	(7,465,707)
Dividends ($1.47 per share)	-	-	-	(9,972,112)	-	-	(9,972,112)
Net income	-	-	-	10,807,917	-	-	10,807,917
Balance at December 31, 2007	8,110,684	81,107	143,287,664	(6,530,813)	1,460,768	(28,434,335)	108,403,623

Proceeds from shares issued	107,907	1,019	2,157,129	-	-	-	2,158,148
Purchase of treasury stock	-	-	-	-	321,254	(6,178,725)	(6,178,725)
Dividends ($1.35 per share)	-	-	-	(8,803,057)	-	-	(8,803,057)
Net income	-	-	-	6,782,785	-	-	6,782,785
Balance at December 31, 2008	8,218,591	$82,126	$145,444,793	($8,551,085)	1,782,022	($34,613,060)	$102,362,774

Proceeds from shares issued	46,025	520	814,931				815,451
Purchase of treasury stock					59,711	(1,112,780)	(1,112,780)
Dividends ($0.73 per share)				(4,377,081)			(4,377,081)
Net income				4,196,393			4,196,393
Balance at December 31, 2009	8,264,616	$82,646	$146,259,724	($8,731,773)	1,841,733	($35,725,840)	$101,884,757

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
Operating Activities
Net income	$4,196,393	$6,782,785	$10,807,917
Adjustments to reconcile net income
to net cash provided by operating activities:
Provision for loan losses	2,412,500	2,025,381	2,253,749
Depreciation and amortization	1,380	1,380	264,975
Net amortization of discount on mortgage notes
and loan acquisition costs	-	-	-
Changes in assets and liabilities:
Accrued interest receivable	(4,412,539)	(3,455,988)	(1,816,663)
Other assets	(63,033)	20,992	131,570
Accounts payable and accrued liabilities	(286,657)	148,320	67,767
Net cash provided by operating activities	1,848,044	5,522,870	11,709,315

Investing Activities
Investment in first lien residential mortgage notes	(120,551)	(8,389)	-
Principal receipts on first lien residential mortgage notes and trust receivables	217,152	62,822	672,995
Investment in interim mortgages	(1,224,788)	(1,476,846)	(48,602,610)
Principal receipts on interim mortgages	64,011	1,636,485	73,844,977
Investments in interim mortgages, affiliates	(515,080)	(5,255,065)	-
Principal receipts on interim mortgages, affiliates	2,787,054	1,256,654	-
Proceeds from (Investments in) recourse obligations, affiliates	49,884	(41,839)	(4,060,556)
Line-of-credit receivable, affiliate	(1,301,212)	13,758,685	7,972,973)
Line-of-credit receivable, non-affiliate	(3,240,733)	(2,920,959)	-
Receivable from affiliate	-	-	230,861
Principal receipts on real estate owned	716,216	635,604	(922,561)
Net cash provided by (used in) investing activities	(2,568,047)	7,647,152	29,136,079

Financing Activities
Proceeds from issuance of shares of beneficial interest	815,452	2,158,148	2,505,227
Net borrowings (repayments) on line-of-credit	3,788,477	-	(27,976,642)
Purchase of treasury stock	(1,112,780)	(6,178,725)	(7,465,707)
Dividends	(4,377,081)	(8,803,057)	(9,972,113)
Net cash used in financing activities	(885,932)	(12,823,634)	(42,909,235)

Net increase (decrease) in cash and cash equivalents	(1,605,935)	346,388	(2,063,841)

Cash and cash equivalents at beginning of year	1,944,271	1,597,883	3,661,724

Cash and cash equivalents at end of year	$338,336	$1,944,271	$1,597,883

Supplemental Disclosure of Cash Flow Information
Interest paid	$51,887	$1,081	$1,934,211

Non-Cash Financing and Investing Activity
Transfers of affiliate and non-affiliate loans to foreclosed properties or recourse obligations	$108,084	15,165,108	-
Participation receivable, affiliate	$(15,446,638)	(38,321,843)	-
Participation payable, affiliate	$15,446,638	38,321,843	-
Participation accrued interest receivable , affiliate	$(1,345,463)	(508,378)	-
Participation accrued interest payable, affiliate	$1,345,463	508,378	-

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

A. NATURE OF BUSINESS

THE COMPANY

United Mortgage Trust (the “Company”) is a Maryland real estate investment trust that qualifies as a real estate investment trust (a “REIT”) under federal income tax laws. The Company  invests exclusively in:  (i) first lien secured interim mortgage loans with initial terms of 12 months or less for the acquisition and renovation of single-family homes, which we refer to as “Interim Loans”; (ii) secured, subordinate line of credit to UMTH Lending Company, L.P. for origination of Interim Loans; (iii) lines of credit and secured loans for the acquisition and development of single-family home lots, referred to as “Land Development Loans”; (iv) lines of credit and loans secured by entitled and developed single-family lots, referred to as “Finished Lot Loans”; (v) lines of credit and loans secured by completed model homes, referred to as “Model Home Loans”; (vi) loans provided to entities that have recently filed for bankruptcy protection under Chapter 11 of the US bankruptcy code, secured by a priority lien over pre-bankruptcy secured creditors, referred to as “Debtor in Possession Loans”, (vii) lines of credit and loans, with terms of 18 months or less, secured by single family lots and homes constructed thereon, referred to as “Construction Loans; and (viii) first lien secured mortgage loans with terms of 12 to 360 months for the acquisition of single-family homes, referred to as “Residential Mortgages” , and, (ix) discounted cash flows secured by assessments on real property.   We collectively refer to the above listed loans as “Mortgage Investments”.  Additionally, the Company’s portfolio includes obligations of affiliates of our Advisor, which we refer to as “recourse loans.”

The Company has no employees. The Company pays a monthly trust administration fee to UMTH General Services, L.P. (“UMTHGS” or “Advisor”), a subsidiary of UMT Holdings, L.P. (“UMTH”), a Delaware real estate finance company and affiliate, for the services relating to its daily operations.  The Company’s offices are located in Grapevine, Texas.

THE ADVISOR

The Company uses the services of UMTHGS to manage its day-to-day operations and to recommend investments for purchases. The Company’s President is Stuart Ducote. Other UMTH partners and officers include David A. Hanson, who is President of UMTHGS and secretary of UMTH and its subsidiaries. Todd Etter is a shareholder, director and Chairman of the Board of UMT Services, Inc., UMTH’s general partner and a Director of United Development Funding, Inc. (“UDF”) the general partner of UDF. Mr. Etter is also the sole owner of South Central Mortgage, Inc. ("SCMI"), a Texas corporation that sold Mortgage Investments to the Company. In addition, he is a director and shareholder of Capital Reserve Group, Inc. (“CRG”), in addition SCMI owns 50% of Ready America Funding Corp. (“RAFC”). Both CRG and RAFC are Texas corporations that used funds borrowed from the Company to make loans to other borrowers and assign such loans to the Company as security for CRG and RAFC obligations to the Company.  Hollis Greenlaw is a shareholder, director and President and Chief Executive officer of UMT Services, Inc. and a partner and the President and Chief Executive Officer of UMTH, and a director and the President and Chief Executive Officer of United Development Funding, Inc., the general partner of UDF, with whom the Company has extended a line of credit. He is Chief Executive Officer of UMTH Land Development, L.P., the general partner of United Development Funding III, L.P. (“UDF III”). Craig Pettit is a partner of UMTH, and is the sole proprietor of two companies that own 50% of RAFC. He currently functions as the President of RAFC. William Lowe is a partner of UMTH and owns 50% of CRG. Michael K Wilson is a partner of UMTH and a director of UMT Services, Inc. He is President of UMTH Funding Services, a Delaware partnership and subsidiary of UMTH. Cara Obert is a partner of UMTH. She also serves as Chief Financial Officer and Treasurer of UMT Services, Inc. and UMTH Land Development, L.P. Besides the subsidiaries above referenced, UMTH is the parent company of UMTH Lending Company, L.P. (“UMTHLC”), a Delaware limited partnership that sells interim loans to the Company, REO Property Company, L.P., (“REOPC”), a Delaware limited partnership that has provided services to the Company, and of Prospect Service Corp. (“PSC”), a Texas corporation that services the Company’s residential mortgages and contracts for deed.

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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries, UMT Home Finance, UMT Home Finance Manager, and UMT Properties. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

With respect to nonrecourse loans, the Company will accrue interest, if based on the underlying borrower’s payment history and based on analysis by the loan servicing staff, when applicable, it is determined that the likelihood of an interest payment being made is probable. The Company will cease accruing interest when the likelihood that an interest payment will be made is less than probable, generally if a payment is more than 90 days past due. If and when the loan is foreclosed, the Company no longer considers the property to be income producing and reclassifies it as foreclosed.

With respect to recourse loans, the Company’s borrower, or a guarantor, is obligated to pay all interest accrued and principal at the end of the loan term, or extensions thereof. As a result, the Company continues to accrue interest on recourse loans even if the likelihood that the underlying borrower will make an interest payment is less than probable. Interest on recourse loans continues to accrue until the loan is fully paid off.  Generally, non-recourse loans are placed on non-accrual when there is a clear indication the borrower may not be able to make payments as they become due, which is generally 90 days past due.

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

LOAN LOSS RESERVES

Loan loss reserves are established when it becomes clear that the current market value of foreclosed properties is less than the outstanding balances of loans plus accrued interest. A loan loss reserve is created based on a three year look back of default rates. It is calculated as the difference between the outstanding loan balance of a foreclosed property, plus accrued interest income, less the estimated proceeds from the sale of the foreclosed property. During 2009 the Company calculated its loan loss reserve at a rate of approximately 25% of the unpaid principal balance of foreclosed residential mortgages, contracts for deed and interim loans. The Company’s three year historical default rate for residential mortgages and contracts for deed is approximately 3.0%  of the remaining outstanding unpaid principal balance of the loans it owns outright, excluding the securitized loans.  The Company’s three year historical default rate for interim mortgages is approximately 2.0%.

The changes in the reserve for loan losses during the years ended December 31, 2009, 2008, and 2007 are summarized as follows:

	2009	2008	2007
Balance, beginning of year	$4,490,000	$2,804,000	$1,980,000
Provision for loan losses	2,413,000	2,025,000	2,254,000
Reduction of values of foreclosed mortgages and loans charged off	(1,828,000)	(339,000)	(1,430,000)
Balance, end of year	$5,075,000	$4,490,000	$2,804,000

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

The Company continued these efforts throughout 2009 and will continue until the RDC portfolio is fully liquidated.  Throughout 2009 and 2008 UMT allocated approximately $1,292,000 and $2,286,000 reserves respectively, for losses associated with the RDC portfolio.  In the event that aggressive liquidation of the portfolio may result in additional losses, we will provide for additional reserves as needed.

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

INCOME TAXES

The Company intends to continue to qualify as a REIT under the Internal Revenue Code of 1986 the (“Code”) as amended.  A REIT is generally not subject to federal income tax on that portion of its REIT taxable income (“Taxable Income”) that is distributed to its shareholders provided that at least 90% of Taxable Income is distributed.  No provision for taxes has been made in the consolidated financial statements, as the Company believes it is in compliance with the requirements in the Code for the treatment as a REIT. The dividend (earnings) portion of distributions paid to shareholders are considered ordinary income for income tax purposes.

EARNINGS PER SHARE

The Company has adopted Statement of FASB ASC 260 (SFAS No. 128), “Earnings Per Share.”  FASB ASC 260 (SFAS No. 128) provides for the calculation of basic and diluted earnings per share.  Basic earnings per share include no dilution and are computed by dividing income available to shareholders by the weighted average number of shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.  Because the Company’s potential dilutive securities are not dilutive, the accompanying presentation is only of basic earnings per share.

DISTRIBUTION POLICY AND DISTRIBUTIONS DECLARED

The Company makes distributions each year (not including return of capital for federal income tax purposes) equal to at least 90% of the REIT’s taxable income.  Since September 1997 the Company has made monthly distributions to its shareholders and intends to continue doing so. The trustees declare the distribution rate quarterly and distributions are made at the rate declared at the end of the following month for shareholders of record as of the 15th of the preceding month. The Company distributed 112% and 130% of earnings during 2009 and 2008 respectively and made distributions in excess of earnings of 12% and 30% during 2009 and 2008, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the reporting requirements of FASB ASC 825 (SFAS No. 107), “Disclosures About Fair Value of Financial Instruments,” the Company calculates the fair value of its assets and liabilities that qualify as financial instruments under this statement and includes additional information in notes to the Company’s consolidated financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash equivalents, accrued interest receivable, receivable from affiliate, accounts payable and accrued liabilities approximate the carrying value due to the relatively short maturity of these instruments. The carrying value of residential mortgages and contracts for deed, interim loans, lines of credit, recourse obligations from affiliates, deficiency notes and the Company’s line of credit payable also approximate fair value since these instruments bear market rates of interest. None of these instruments are held for trading purposes.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

On July 1, 2009, the Financial Accounting Standards Board (FASB) issued FASB Statement of Financial Accounting Standards No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which is included in FASB Accounting Standards Codification (ASC) 105 “Generally Accepted Accounting Principles.”  This new guidance approved the FASB ASC as the single source of authoritative nongovernmental GAAP.  The FASB ASC is effective for interim or annual periods ending after September 15, 2009.  All existing accounting standards have been superseded and all other accounting literature not included in the FASB ASC will be considered non authoritative.  The ASC is a restructuring of GAAP designed to simplify access to all authoritative literature by providing a topically organized structure.  The adoption of FASB ASC did not impact the Company’s financial condition or results of operations.  Technical references to GAAP included in these notes to the Consolidated Financial Statements are provided under the new FASB ASC structure.

On October 10, 2008, the FASB issued FSP 157-3 (“FSP 157-3”), “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active,” which amends FASB ASC 820, “Fair Value Measurements and Disclosure.” FSP 157-3 clarifies the application of Statement 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for the financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP 157-3 did not have a material impact on the Company’s financial position or results of operations.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which amends FASB ASC 820, “Fair Value Measurement and Disclosure.” SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however the application of this statement may change current practice. The requirements of SFAS 157 are first effective for the Company for the fiscal year beginning January 1, 2008. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter 2009.  Accordingly, the Company’s adoption of this standard on January 1, 2008 was limited to financial assets and liabilities. The Company’s adoption of SFAS 157 as of January 1, 2009, has not had a material impact on the Company’s financial condition or results of operations.

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

As of December 31, 2009, the Company had two deficiency notes with non-affiliates in the amount of approximately $7,189,000.  One note in the amount of approximately $1,726,000 bears interest at a rate of 14% per annum.  The second note in the amount of approximately $5,464,000. The Company does not accrue interest on this note as the underlying collateral value approximates the note balance, net of reserves.

As of December 31, 2008, the Company had two deficiency notes with non-affiliates in the amount of approximately $6,981,000.  One note in the amount of approximately $1,726,000 bears interest at a rate of 14% per annum.  The second note in the amount of approximately $5,255,000. The Company does not accrue interest on this note as the underlying collateral value approximates the note balance, net of reserves.

As of December 31, 2007, UMTHLC issued to the Company a variable amount promissory note in the amount of $5,100,000 to evidence its deficiency obligations to the Company.  The initial principal amount of the note was approximately $1,848,000. The principal balance as of December 31, 2009 is $10,315,000. The principal balance will fluctuate from time to time based on the underlying loan activity and the amount of deficiencies realized by the affiliate.  The note bears interest at a rate of 10%, and requires monthly principal and interest payments based on a ten-year amortization for the outstanding principal balance.  The note is secured by a limited guaranty by UMTHGS, the Advisor, equal to a monthly amount not to exceed 33% of the advisory fee received by UMTHGS under the terms of its advisory agreement with the Company.

D. LINE OF CREDIT PAYABLE

During August 2009, the Company entered into a new revolving line of credit facility with a bank for $5,000,000.  The line of credit bears interest at prime plus one percent, with a floor of 5.50% and requires monthly interest payments.  Principal and all unpaid interest will be due at maturity, which is August 2012. The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit.  The outstanding balance on this line of credit was approximately $3,788,000 at December 31, 2009.

E.  OPTIONS TO PURCHASE SHARES OF BENEFICIAL INTEREST

For each year in which an Independent Trustee of the Company serves, the Trustee receives 5-year options vested upon grant to purchase 2,500 shares of Company stock at $20 per share.

Following is a summary of the options transactions:

	2009	2008	2007
Outstanding at beginning of year	20,000	37,500	35,000
Granted	12,500	10,000	10,000
Expired	-	(27,500)	(7,500)
Exercised	--	--	--
Outstanding at end of year	32,500	20,000	37,500
Exercisable at end of year	32,500	20,000	37,500
Exercise price per share	$20	$20	$20

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

2) UMTH Lending Company, L.P. (“UMTHLC”) is a Delaware limited partnership, and subsidiary of UMTH.  The Company has loaned money to UMTHLC so it can make loans to its borrowers. The loans are collaterally assigned to the Company, as security for the promissory note between UMTHLC and the Company. The unpaid principal balance of the loans at December 31, 2009 and 2008 was approximately $16,842,000 and $18,195,000, respectively.

3) Capital Reserve Group, Inc. (“CRG”) is a Texas corporation that is 50% owned by Todd Etter and William Lowe, partners of UMTH, which owns the Advisor.  CRG was in the business of financing home purchases and renovations by real estate investors. The Company loaned money to CRG to make loans to other borrowers. During 2006 the Company took direct assignment of the remaining loans from CRG with full recourse. The unpaid principal balance of the loans at December 31, 2009 and 2008 was approximately $0.

4) Ready America Funding Corporation (“RAFC”) is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter. RAFC is in the business of financing interim loans for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors. The Company continues to directly fund obligations under one existing RAFC loan, which was collaterally assigned to the Company, but does not fund new originations. The unpaid principal balance of the loans at December 31, 2009 and 2008 was approximately $23,602,000 and $23,380,000, respectively.

5) Wonder Funding, LP (“Wonder”) is a Delaware limited partnership that is owned by Ready Mortgage Corp. (“RMC”). RMC is beneficially owned by Craig Pettit.  Wonder is in the business of financing interim loans for the purchase of land and the construction of single family homes.  The Company has ceased funding any new originations.  As of December 31, 2009, all remaining obligations owed by Wonder to the Company are included in the recourse obligations discussed below.

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

Name	Initial principal amount	Balance at December 31, 2009	Promissory Note principal amount (2)	Units pledged as security	C Units distributed during 2009	Units remaining	Nominal Collateral Value (3)
CRG	$2,725,442	$4,434,913	$4,300,000	4,984 Class C and 2,710 Class D	273	3,479 Class C and 2,710 Class D	$3,479,000
RAFC	$3,243,369	$6,568,797	$7,100,000	11,165Class C, 6,659 Class D & 1,066 Class EIA	398	9,132 Class C, 6,659 Class D & and 1,066 EIA	$9,132,000 $1,066,000
SCMI	$3,295,422	$3,485,326	$3,488,643	4,545 Class C and 3,000 Class D	212	2,865 Class C and 3,000 Class D	$2,865,000
RAFC / Wonder(1)	$1,348,464	$1,960,698	$1,400,000	1,657 Class C	-	1,657 Class C	$1,657,000
Wonder Indemnification (1)	n/a	n/a	n/a	$1,134,000	$119,000	n/a	$852,000
Totals	$10,612,697	$16,449,734	$16,288,643				$19,051,000

(1)
Wonder is collateralized by an indemnification agreement from RMC in the amount of $1,134,000, which includes the pledge of 3,870 C Units. 2,213 of the pledged C Units also cross-collateralize the RAFC obligation.

(2)
The CRG and Wonder balances at December 31, 2009 exceeded the stated principal amount per their variable Secured Notes by approximately $135,000 and $561,000, respectively.  Per the terms of the Secured Notes, the unpaid principal balance may be greater or less than the initial principal amount of the note and is not considered an event of default.  The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the Unpaid Principal Balance (“UPB”) that we originally anticipated and outpaced the minimum principal reductions scheduled for the loans.

(3)
Nominal collateral value does not reflect pledge of D units of limited partnership interest of UMTH held by WLL, Ltd., RAFC and KLA, Ltd.  UMTH D units represent equity interests in UMT Holdings, LP.  Pledge of the UMTH D units entitles the beneficiary to a pro-rata share of UMTH partnership D unit cash distributions.

Through September 2007, the Secured Notes incurred interest at a rate of 10% per annum. The CRG, RAFC, and RAFC/Wonder  Secured Notes amortize over 15 years. The SCMI Secured Note amortizes over approximately 22 years, which was the initial amortization of the deficiency notes from SCMI that were consolidated. The Secured Notes required the originating company to make monthly payments equal to the greater of (1) principal and interest amortized over 180 months and 264 months, respectively, or (2) the amount of any distributions paid to the originating company with respect to the pledged Class C and EIA units.  Effective, October, 2007, the recourse loans were modified to accommodate the anticipated increases in principal balances throughout the remaining liquidation periods of the underlying assets, suspended the principal component of the amortized loans for the period of July 2007 through June 2009, and reduced the interest rate from 10% to 6%. The above modifications have been extended through March 31, 2010. Management has not recognized any reserves on these loans as the underlying collateral value exceeds the outstanding loan amounts.

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

These loans were reviewed by management and no reserves are deemed necessary at December 31, 2009.

7) On June 20, 2006, the Company entered into a Second Amended and Restated Secured Line of Credit Promissory Note as modified by an amendment effective September 1, 2006 - (the "Amendment") with UDF, a Nevada limited partnership that is affiliated with the Company's Advisor, UMTHGS.  The Amendment increased an existing revolving line of credit facility ("Loan") to $45 million. The purpose of the Loan is to finance UDF's loans and investments in real estate development projects. On July 29, 2009, our trustees approved an amendment to increase the revolving line of credit facility to an amount not to exceed $60,000,000.  Effective December 31, 2009, the loan was extended for a period of one year and matures on December 31, 2010.

The Loan is secured by the pledge of all of UDF's land development loans and equity investments pursuant to the First Amended and Restated Security Agreement dated as of September 30, 2004, executed by UDF in favor of UMT (the "Security Agreement").  Those UDF loans may be first lien loans or subordinate loans.

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

On September 19,  2008, UMT entered into an Economic Interest Participation Agreement with UDF III pursuant to which UDF III purchased (i) an economic interest in the $45,000,000 revolving credit facility (“Loan”) from UMT to UDF I and (ii) a purchase option to acquire a full ownership participation interest in the Loan (the “Option”). On July 29, 2009, our trustees approved an amendment to increase the revolving line of credit facility to an amount not to exceed $60,000,000.

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

The Option gives UDF III the right to convert its economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Loan and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while UDF III owns an economic interest in the UMT Loan.  If UDF III exercises its Option and acquires a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UDF III and UMT will participate in the control and management of the UMT Loan.  At December 31, 2009 UDF III had funded approximately $53,768,000 to UDF under this agreement.

The UMT Loan is subordinate to UDF Senior Debt, which includes a line of credit provided by Textron Financial Corporation in the amount of $30,000,000, and all other indebtedness of UDF to any national or state chartered banking association or other institutional lender that is approved by UMT in writing.  On June 14, 2009, the Textron loan agreement matured and became due and payable in full.   The loan is in default and as of December 31, 2009, the outstanding balance owing to Textron under the Textron loan agreement was approximately $26,242,000.  Effective August 15, 2009, Textron and UDF entered into a Forbearance Agreement pursuant to which Textron agreed to forbear in exercising its rights and remedies under their loan agreement until November 15, 2009.  Pursuant to a second amendment to the Forbearance Agreement, effective March 1, 2010, the forbearance period has been extended to June 30, 2010; provided, that the forbearance period will end earlier if UDF otherwise defaults under the Forbearance Agreement.  Management understands that UDF intends to continue to make payments on the Textron loan and does not believe that the repayment of the Textron debt will have a material adverse effect on UDF III’s participation in the Company’s subordinate line of credit to UDF.

8) Loans made to affiliates of the Advisor. Below is a table of the aggregate principal amount of mortgages funded each year indicated, from the companies affiliated with the Advisor, and named in the table and aggregate amount of draws made by UDF under the line of credit, during the three years indicated:

Affiliated Company	2009	2008	2007
CRG	--	--	$40,000
RAFC	$2,708,000	$2,700,000	$6,316,000
UMTHLC	$8,195,000	$2,555,000	$38,790,000
UDF	$2,231,000	$15,800,000	$3,936,000

All loans purchased from affiliates during the past three years have been purchased at par value.

9) Until July 31, 2006 the Company’s Advisor was UMTA. As of August 1, 2006, (now subject to an Advisory Agreement effective January 1, 2009) the Company entered into an Advisory Agreement with UMTHGS. Under the terms of the agreement, UMTHGS is paid a monthly trust administration fee. The fee is calculated monthly depending on the Company’s annual distribution rate, ranging from 1/12th of 1% up to 1/12th of 2% of the amount of average invested assets per month.  During 2009, 2008, and 2007 the net fees paid to the Company’s Advisors were approximately $1,042,000, $1,074,000, and $872,000, respectively.  Upon entering into the Advisory Agreement with UMTHGS, they agreed to pay the Company $500,000 and assume the $377,000 due from the previous advisor over a period of 12 months. During 2007 and 2006, approximately $300,000 and $200,000, respectively, of the consideration fee was received by the Company and netted against trust administration fees, while $200,000 and $157,000 of the assumed debt was paid in 2007 and 2006, respectively.  In addition to the administration fee above, the Company paid the Advisor $76,000 as reimbursement for costs associated with providing shareholder relations activities during 2009, 2008, and 2007.

The agreement also provides for a subordinated incentive fee equal to 25% of the amount by which the Company’s net income for a year exceeds a 10% per annum non-compounded cumulative return on its adjusted contributions. No incentive fee was paid during 2009, 2008 or 2007. In addition, for each year in which it receives a subordinated incentive fee, the Advisor will receive a 5-year option to purchase 10,000 Shares at a price of $20.00 per share (not to exceed 50,000 shares). As of December 31, 2009 and 2008, the Advisor has not received options to purchase shares under this arrangement.

The Advisor and its affiliates are also entitled to reimbursement of costs of goods, materials and services obtained from unaffiliated third parties for the Company’s benefit, except for note servicing and for travel and expenses incurred in connection with efforts to acquire investments for the Company or to dispose of any of its investments.  During 2009 and 2008, the Company paid the Advisor approximately $76,000 each year as reimbursement for costs associated with providing shareholder relations activities.

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

10) The Company pays loan servicing fees to PSC, a subsidiary of UMTH, under the terms of a Mortgage Servicing Agreement. The Company paid loan servicing fees of approximately $11,000, $6,000, and $10,000 during 2009, 2008, and 2007, respectively.

11) RMC, a Texas based real estate finance company, is owned by Craig Pettit, who is a limited partner of UMTH.  The Company loaned money to RMC to make loans to its borrowers.  The loans were collaterally assigned to the Company as security for the promissory note between RMC and the Company.  There were no outstanding borrowings owed to the Company from RMC as of December 31, 2009 and 2008.

12) REOPC was a Texas limited partnership owned by UMTH.  Its mission was to manage and sell REO properties, including the Company’s, for which it received a fee.  The Company loaned money to REOPC to acquire foreclosed properties from CRG and UMTHLC.  There were no unpaid principal balances owed to the Company as of December 31, 2009, 2008 and 2007.  Until September 2006, when PSC assumed management of REOPC, the Company paid a monthly loan servicing fee based on 0.8% of the Company’s basis in the property.  Fees paid to REOPC were $0 in 2009, 2008 and 2007.   No commissions were paid in 2009, 2008 or 2007.

G.  COMMITMENTS AND CONTINGENCIES

The Company’s shares are not traded on an exchange. Below is a description of the Company’s Share Redemption Plan (“SRP”) and Dividend Reinvestment Plan (“DRIP”).

On March 18, 2009, the Board approved certain modifications to the Company’s SRP and its DRIP.  Pursuant to the requirements of the SRP and the DRIP, the Company sent its shareholders notice of amendment of the SRP and the DRIP, both of which became effective on May 1, 2009. The modifications consisted of the following:

Modifications to the Share Redemption Plan (“SRP”)

The redemption price is equal to the “Net Asset Value” (NAV) as of the end of the month prior to the month in which the redemption is made. The NAV will be established by the Board of Trustees no less frequently than each calendar quarter. For reference, at December 31, 2009 the NAV was $15.92 per share. Under the prior SRP, the redemption price was $20.00 per share. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests. A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that that the request is made within 270 days after of the event giving rise to such exigent circumstances.  Previously, there was no hardship exemption.  Shares will be redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter will be carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Previously, shares were redeemed monthly.  Repurchases are subject to cash availability and Trustee discretion. Previously, the SRP provided that repurchases were subject to the availability of cash from the DRIP or the Company’s credit line.

Modifications to the Dividend Reinvestment Plan (DRIP)

Effective May 1, 2009, our DRIP share purchase price was set at the NAV. Previously, the share purchase price was $20.00 per share.

H.  CONCENTRATION OF CREDIT

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

At December 31, 2009, 2008, and 2007, 36%, 38%, and 58%, respectively, of the Company’s investments were secured by property located in Texas. All of the Company’s mortgage investments are in the United States.

Interim loans made to affiliates of the Company’s Advisor, lines of credit receivable, deficiency notes and recourse obligations are monitored by the Company for collectability, and the Company believes the unreserved amounts will be fully collectible.

I. QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected financial data (unaudited) for the years ended December 31, 2009 and 2008 is set forth below:

2009	Revenues	Net Income	Net Income (Loss) Per Share Basic/Diluted	Weighted Average Shares Outstanding
First quarter	$2,137,989	$1,176,221	$0.18	6,417,020
Second quarter	2,362,607	1,124,767	0.18	6,416,625
Third quarter	2,286,378	1,117,150	0.17	6,417,973
Fourth quarter	2,284,698	778,255	0.12	6,419,831

For the year	$9,071,672	$4,196,393	$0.65	6,417,813

2008	Revenues	Net Income	Net Income (Loss) Per Share Basic/Diluted	Weighted Average Shares Outstanding
First quarter	$3,183,861	$2,420,353	$0.37	6,597,822
Second quarter	3,039,734	1,184,624	0.18	6,562,940
Third quarter	2,757,608	1,936,674	0.30	6,513,696
Fourth quarter	2,191,479	1,241,134	0.19	6,456,559

For the year	$11,172,682	$6,782,785	$1.04	6,535,278

J. SECURITIZATION AND SALE OF CLASS A NOTES

In April 2004, but effective January 1, 2004, United Mortgage Trust transferred certain residential mortgages and contracts for deed to a wholly-owned special purpose entity called UMT LT Trust (”UMTLT”), a Maryland real estate investment trust.

On April 13, 2004, through UMTLT (“Seller”) and another newly created, wholly-owned subsidiary, UMT Funding Trust, a Maryland real estate investment trust, as the “Depositor”, we completed a securitization of $12,593,587 principal amount of mortgage loans through the private issuance of $9,455,520 in 9.25% Class A Notes (”Notes”.) The Notes, together with  $3,138,067 in Class B Certificates (the “Certificates”), (collectively referred to as the 'Securities') were issued by Wachovia Bank as Trustee pursuant to a Trust Agreement dated as of April 1, 2004 between the Bank and the Depositor. The Securities evidence the entire beneficial ownership interest in a Trust Fund created under the Trust Agreement, which consists of a pool of performing first lien residential mortgage loans (the ”Mortgage Loans”) with an aggregate principal balance of $12,593,587 as of April 13, 2004. The Company transferred the Mortgage Loans to the Seller as a capital contribution and the Seller sold the Mortgage Loans to the Depositor pursuant to a Mortgage Loan Sale Agreement dated as of April 1, 2004.  The Notes were sold pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.

The Depositor then sold the $9,455,520 of the 9.25% Class A Notes to Bayview Financial Trading Group, L.P. (“Bayview”), at one hundred percent (100%) of the original balance of the Senior Security (the Class A Notes) plus accrued interest from the cut-off date to the date of purchase pursuant to a Purchase Agreement dated as of April 13, 2004 between Bayview, the Depositor and us.  The Company accounted for this transaction as an asset sale at par value. The Notes were sold pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.  The Class B certificates were retained by the Depositor.

The Mortgage Loan Sale Agreement includes a right on the part of the Depositor to require the Seller to repurchase certain Mortgage Loans upon the Seller's breach of a representation or warranty with respect to certain characteristics of the Mortgage Loans.  We have agreed to guarantee the obligations of the Seller under the Mortgage Loan Sale Agreement, including the obligation of the Seller to repurchase Mortgage Loans as to which the Seller has breached a representation or warranty. The Class B Certificates give the Depositor the right to receive all remaining monthly interest after all payments due on the Class A Notes and all principal and interest on the Mortgage Loans after retirement of the Class A Notes. The securitization was not an off balance sheet transaction since the Depositor retained the Class B Certificates and the Class B Certificates are carried on our balance sheet.

Simultaneously with the Depositor’s conveyance of the Mortgage Loans to the Trustee and pursuant to the terms of a Servicing Rights Transfer Agreement dated as of April 1, 2004 the Company, as owner of the servicing rights to the Mortgage Loans, transferred the servicing rights to the Mortgage Loans to Bayview; and, pursuant to a Sub Servicing Agreement dated as of April 1, 2004 Prospect Service Corp. agreed to act as sub-servicer of the Mortgage Loans.

The purpose for the securitization and sale was to 1) increase the yield on the residential mortgages and 2) realize cash to invest in interim loans and UDF.

On January 28, 2005, UMTLT and UMT Funding Trust simultaneously entered into agreements for the securitization of $9,700,797 principal amount of our mortgage loans through the private issuance of $7,275,598 in 9.25% Class A Notes.  The purpose for the securitization was to 1) increase the yield on the residential mortgages and 2) realize cash to invest in interim loans and UDF.  The Notes, together with $2,425,199 in Class B Certificates, (collectively referred to as the “Securities”) were issued by Wachovia Bank as Trustee pursuant to a Trust Agreement dated as of January 1, 2005 between the Bank and the Depositor, UMT Funding Trust. The Securities evidence the entire beneficial ownership interest in a Trust Fund created under the Trust Agreement, which consists of a pool of Mortgage Loans with an aggregate principal balance of $9,700,797 as of January 1, 2005. We transferred the Mortgage Loans (excluding the servicing rights) to the Seller as a capital contribution and the Seller sold the Mortgage Loans to the Depositor pursuant to a Mortgage Loan Sale Agreement dated as of January 1, 2005.

The Depositor then sold the  $7,275,598 of the 9.25% Class A Notes to Bayview Financial, L.P. (“Investor”), at one hundred percent of the Senior Security (Class A Notes) plus accrued interest from the cut-off date to the date of purchase pursuant to a Purchase Agreement dated as of January 26, 2005  between the Investor, the Depositor and us. We accounted for this transaction as an asset sale at par value. The Notes were sold pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.  The Class B certificates were retained by the Depositor.

The Mortgage Loan Sale Agreement includes a right on the part of the Depositor to require the Seller to repurchase certain Mortgage Loans upon the Seller’s breach of a representation or warranty with respect to certain characteristics of the Mortgage Loans. We agreed to guarantee the obligations of the Seller under the Mortgage Loan Sale Agreement, including the obligation of the Seller to repurchase Mortgage Loans as to which the Seller has breached a representation or warranty. The Class B Certificates give the Depositor the right to receipt all remaining monthly interest after all payments due on the Class A Notes and all principal and interest on the Mortgage Loans after retirement of the Class A Notes. The securitization was not an off balance sheet transaction since the Depositor retained the Class B certificates and the Class B certificates are carried on our balance sheet.

Simultaneously with the Depositor’s conveyance of the Mortgage Loans to the Trustee and pursuant to the terms of a Servicing Rights Transfer Agreement dated as of January 1, 2005 we, as owner of the servicing rights to the Mortgage Loans, transferred the servicing rights to the Mortgage Loans to the Investor and, pursuant to a Sub Servicing Agreement dated as of January 1, 2005 Prospect Service Corp. agreed with the Investor to act as sub-servicer of the Mortgage Loans.

The Company has rights to future cash flows arising after the Investor in the securitization trust has received the return for which they contracted, 9.25 percent.

Gain or loss on the sale of the mortgage loans depends in part on the previous carrying value of the loans involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair market value at the date of transfer.  To obtain fair values, quoted market prices are used if available.  However, quotes were not available for the Company’s retained interests, so the Company estimated fair value based on the present value of future expected cash flows using management’s best estimate of the key assumptions: credit losses, prepayment rates and discount rates commensurate with the risks involved.  The Company used an expected weighted-average life of 6.5 years.  Based on expected credit losses of 1.5%, prepayment rate of 6.5% and a discount rate of 11.0%, no gain or loss was recognized related to the sale of these mortgage loans as the carrying value approximated the fair value at the date of the securitization.

The sensitivity to an immediate 10% and 20% adverse change in the assumptions used to measure fair value of the securitized mortgage loans is as follows:

FOR THE 2005 SECURITIZATION
Prepayment speed assumption (annual rate):
Impact on fair value of 10% adverse change	$27,000
Impact on fair value of 20% adverse change	54,000

Expected credit losses (over remaining life of loans):
Impact on fair value of 10% adverse change	39,000
Impact on fair value of 20% adverse change	78,000

Residual cash flows discount rate (annual):
Impact on fair value of 10% adverse change	24,000
Impact on fair value of 20% adverse change	45,000

FOR THE 2004 SECURITIZATION
Prepayment speed assumption (annual rate):
Impact on fair value of 10% adverse change	118,000
Impact on fair value of 20% adverse change	236,000

Expected credit losses (over remaining life of loans):
Impact on fair value of 10% adverse change	167,000
Impact on fair value of 20% adverse change	334,000

Residual cash flows discount rate (annual):
Impact on fair value of 10% adverse change	102,000
Impact on fair value of 20% adverse change	197,000

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

K. SUBSEQUENT EVENTS

None.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2009 was performed by the Company’s Principal Executive Officer and Principal Financial Officer.  Based on such evaluation, management has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

The Company does not control the financial reporting process, and is solely dependent on UMTHGS, its Advisor, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles in the United States. The Advisor’s disclosure controls and procedures were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Management’s Report on Internal Control Over Financial Reporting

The Management of UMTHGS, the Company’s Advisor, is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2009. The internal control process of UMTHGS, as is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

1.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States, and that the Company’s receipts and expenditures are being made only in accordance with authorization of management, and

2.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

All internal control processes, no matter how well designed, have inherent limitations. Therefore, even those processes determined to be effective can provide only reasonable assurance with respect to the reliability of financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management assessed the effectiveness of its internal control over financial reporting, as is applicable to the Company, as of December 31, 2009. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that the Advisor’s internal control over financial reporting, as is applicable to the Company, was effective as of December 31, 2009.

The Company is a “smaller reporting company” for the 2009 fiscal year. Accordingly, the Company’s independent registered public accounting firm is not currently required to issue an audit report on the Company’s internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter of 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

THE COMPANY’S TRUSTEES AND OFFICERS

The Company’s trustees and officers are as follows:

Name	Age	Offices Held
Stuart Ducote	63	President
Michele A. Cadwell	58	Independent Trustee
Charles Michael Gillis, JDs	59	Independent Trustee
Phillip K. Marshall	60	Independent Trustee
Roger C. Wadsworth	62	Independent Trustee
Leslie Wylie	58	Independent Trustee

Douglas R. Evans served as a Trustee during 2007 and 2006 until his resignation on April 2, 2008. Mr. Gillis was elected to the Board of Trustees on April 30, 2008 to fill the vacancy created by Mr. Evan’s resignation.

On July 29, 2009, Christine “Cricket” Griffin announced her retirement as President, Chief Financial Officer and Chairman of the Board of United Mortgage Trust, Effective August 14, 2009.  Christine “Cricket” Griffin has been our President, Chief Executive Officer, and Chief Financial Officer and a Trustee since July 1996. Since 2003 Ms. Griffin has been a limited partner of UMTH, which owns our Advisor. From 2003 until 2006 she was secretary for UMTH and President of UMTHGS. From June 1995 until July 1996, Ms. Griffin served as Chief Financial Officer of SCMI, a Texas based mortgage banking firm that is an Affiliate of the Advisor and that sold Mortgages Investments to us and provides mortgage servicing services for us. Her responsibilities at SCMI included day-to-day bookkeeping through financial statement preparation, mortgage warehouse lines administration, and investor communications and reporting.  Additionally, Ms. Griffin was responsible for researching and implementing a note servicing system for SCMI and its sub servicer.  Before joining SCMI, Ms. Griffin was Vice President of Woodbine Petroleum, Inc., a publicly traded oil and gas company for 10 years, during which time her responsibilities included regulatory reporting, shareholder relations, and supervision. Ms. Griffin is a 1978 graduate of George Mason University, Virginia with a Bachelor of Arts degree, summa cum laude, in Politics and Government. Ms. Griffin is a member of the Audit Committee, Liquidity Committee, and Investment Committee.

    On July 29, 2009, the Board of Trustees appointed Stuart Ducote as President of United Mortgage Trust effective with Ms. Griffin’s resignation.

Stuart Ducote.  Spanning a 30-year career, Mr. Ducote has served as the Chief Executive and Chief Financial Officer of numerous public and privately held companies.  From 2006 through 2008, he was the co-owner of Ultra Realty, a privately held company involved with the acquisition, rehabilitation and development of residential properties and residential / commercial brokerage.  From 2003 – 2006, he served as Chief Financial Officer for Humitech International Group, Inc., a rapidly growing international franchise operation, where he was responsible for systems implementation, franchisee contracts, all regulatory matters, debt financing to acquire mining operations and oversight of facilities operations.  From 2001 – 2003 he served as Chief Financial Officer of People Solutions, Inc, where he structured the company in preparation for a capital raise and merger activity.  From 1997 – 2000, he was the Chief Financial Officer of Jobs.Com, an Internet-based recruiting and on-line job marketing company, where he raised over $110 million in venture capital, built national brand recognition and positioned the company for an initial public offering.  From 1994 – 1997 he served as a Trustee, Chief Executive and Chief Financial Officer for a private family trust and related operating companies, where he had oversight responsibilities for operating companies in the oil and gas, manufacturing, real estate acquisition and development, and power generation industries.  From 1980 – 1994, he served as Chief Executive and Chief Financial Officer of Provident Bancorp of Texas, Inc, where he directed the formation, acquisition, and operation of numerous financial institutions, and successfully merged banks into a multi-bank holding company.  Prior to 1984, Mr. Ducote worked in public accounting for approximately twelve years.  He is a graduate of the University of Texas.

On July 29, 2009, the board of trustees appointed Leslie Wylie as a member of the board  of trustees to fill the remaining term of Ms. Griffin.

    Leslie Wylie is the most recent person to join the Company as an independent trustee and brings extensive experience in general corporate business and contractual matters, in the acquisition and divestiture of assets and in complex transactions to the Company’s board.  Since 2006, she has served as Sr. Vice President and General Counsel for Trek Resources, Inc., a Dallas based oil and gas producer, where she is responsible for all legal, land and land administration functions.  From 2003-2006, she was Vice president – Legal, Land and Regulatory for Crosstex Energy Services, LP, a mid-stream oil and gas company.  Ms. Wylie has held land and legal managerial and/or officer positions with ENSERCH Corporation, EEX Corporation, PGS Reservoir Consultants, Inc. Hilcorp Energy Company, and various other oil and gas independents.  She has been involved in the acquisition and divestiture of over 1.6 billion dollars of assets and has worked on several international projects for her employers. Ms. Wylie is licensed by the State Bars of Oklahoma and Texas, is a Certified Professional Landman and holds a B.A. degree from Oklahoma State University and a J.D. degree from the University of Tulsa College of Law.

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

Phillip K. Marshall has served as one of the Company’s independent trustees since September, 2006.  Mr. Marshall is a certified public accountant in the State of Texas. From May, 2007 to the present, Mr. Marshall has served as Chief Financial Officer of Rick’s Cabaret International, Inc., a publicly traded restaurant and entertainment company.  From 2003 to May 2007, he has served as Chief Financial Officer of CDT Systems, Inc., a publicly-held company located in Addison, Texas that is engaged in water technology. From 2001 to 2003, he was a principal of Whitley Penn, independent certified public accountants. Prior to 2001, Mr. Marshall served as Director of Audit Services at Jackson & Rhodes PC and was previously an audit partner at Toombs, Hall and Foster and at KPMG Peat Marwick. Mr. Marshall received a BBA in Accounting, Texas State University in 1972.  He is a Certified Public Accountant. Mr. Marshall is Chairman of the Audit Committee.  Mr. Marshall is a member of the Audit Committee, Financial Reporting Committee, and Liquidity Committee.

Roger C. Wadsworth has served as one of the Company’s independent trustees since September 2006.  Mr. Wadsworth has been the Chief Operating Officer of IMS Securities, Inc., a Financial Industry Regulatory Authority (“FINRA”) member firm, since 2002. He holds a Series 7, 24, and 66 FINRA License and is a licensed insurance agent in the State of Texas. Since 2003, he has also served as the National Director and Board Member of The National Due Diligence Alliance, Inc., a non-profit trade association of Independent FINRA Broker-Dealer firms. From 1988 to 2002, he served as the Senior Vice President & Chief Administrative Officer of INVESTools, Inc. NASDAQ: SWIM (formerly Telescan, Inc.), a publicly-held company in the financial data, information, and analysis industry.  INVESTools is now a part of TD AMERITRADE.  Prior to 1988, he was the Co-Founder and Vice President of Information Management Services, Inc., a financial consulting and management firm. Mr. Wadsworth received a Bachelor of Business Administration in Finance from the University of Houston in 1971.  Mr. Wadsworth is a member of the Investment Committee, Business Model Committee, and Audit Committee.

Charles Michael Gillis is an attorney who has been in private practice since 1978.  From 1988 through 2000, Mr. Gillis was a partner in the law firm of Gillis & Slogar.  From 2000 through the present, Mr. Gillis is a partner at the law firm of Gillis, Paris & Heinrich, PLLC in Houston, Texas.  Mr. Gillis practices in the area of Federal income tax with an emphasis on real estate, mergers and acquisitions and international taxation.  Mr. Gillis has been an expert witness in legal matters involving Federal income tax and securities.  Mr. Gillis is a 1971 graduate of the University of California at Los Angeles, a 1974 graduate of Bates College of Law, University of Houston (and a member of its honor society) and a 1975 Masters of Law (In Taxation) graduate of New York University.  He is admitted to both the Texas and California bars.  Mr. Gillis has been frequently listed in The Bar Register of Preeminent Lawyers published by Martindale-Hubbell.

The Company did not have an audit committee during 2006 because the Company did not have a trustee that met the criteria for an audit committee financial expert. With the addition of Mr. Marshall as an Independent Trustee and the qualified accounting staff of the Company’s Advisor, the Company formed an audit committee in 2007.

THE ADVISOR

Effective on August 1, 2006, (now subject to an Advisory Agreement effective January 1, 2009) the Company entered into an Advisory Agreement with UMTHGS (“Advisor”) to manage the Company’s affairs and to select the investments the Company purchases. The Advisor is controlled by UMT Services, Inc., the general partner of UMT Holdings, L.P. Todd F. Etter, Hollis M. Greenlaw and Michael K. Wilson are directors of UMT Services, Inc.

The directors and officers of UMT Services, Inc. and UMTHGS are set forth below.

Name	Age	Offices Held
Todd F. Etter	59	Chairman and Director of UMT Services, Inc.
Hollis M. Greenlaw	45	Director and Chief Executive Officer of UMT Services, Inc.
Michael K. Wilson	47	Director of UMT Services, Inc.
David A. Hanson	46	President of UMTHGS and CFO of UMTH

Todd F. Etter.  Mr. Etter has served as director, partner and Chairman of UMT Services, the general partner of UMT Holdings and UMTH LD and Executive Vice President of UMTH LD since March 2003.  UMT Holdings originates, purchases, sells and services loans for the development of single-family lots and loans for the construction of single-family homes through its subsidiary UMTH LD.  UMT Holdings also provides real estate-related corporate finance services through its subsidiary UMTH GS.  UMTH GS serves as the advisor to UDF IV and United Mortgage Trust.  Mr. Etter serves as Chairman of the general partner of UDF I and UDF II and Executive Vice President of the general partner of UDF III, each of which are limited partnerships formed to originate, purchase, sell and service land development loans and/or equity participations.  Since 2000, Mr. Etter has been the Chairman of UMT Advisors, Inc., which served as the advisor to United Mortgage Trust from 2000 through July 31, 2006, and since 1996, he has been Chairman of Mortgage Trust Advisors, Inc., which served as the advisor to United Mortgage Trust from 1996 to 2000.  Subsequent to the completion of the terms of their advisory agreements with United Mortgage Trust, neither UMT Advisors, Inc. nor Mortgage Trust Advisors, Inc. has been engaged in providing advisory services.  Mr. Etter has overseen the growth of United Mortgage Trust from its inception in 1997 to over $160 million in capital.  Since 1998, Mr. Etter has been a 50% owner of and has served as a director of Capital Reserve Corp.  Since 2002, he has served as an owner and director of Ready America Funding Corp.  Both Capital Reserve Corp. and Ready America Funding Corp. are Texas corporations that originate, sell and service mortgage loans for the purchase, renovation, and construction of single-family homes.  In 1992, Mr. Etter formed, and since that date has served as President of, South Central Mortgage, Inc. (“SCMI”), a Dallas, Texas-based mortgage banking firm.  In July 2003, Mr. Etter consolidated his business interests in Capital Reserve Corp., Ready America Funding Corp. and SCMI into UMT Holdings.  From 1980 through 1987, Mr. Etter served as a Principal of South Central Securities, an NASD member firm.  In 1985, he formed South Central Financial Group, Inc., a Dallas, Texas-based investment banking firm, and he continues to serve as its President; however, since 1992, South Central Financial Group, Inc. has not actively engaged in investment banking activities.  From 1974 through 1981, he was Vice President of Crawford, Etter and Associates, a residential development, marketing, finance, and construction company.  Mr. Etter currently serves as a member of the Advisory Board of Community Trust Bank, Plano, Texas.  Mr. Etter received a Bachelor of Arts degree from Michigan State University in 1972.

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

CODE OF ETHICS

The Company’s Board of Trustees has adopted a Code of Conduct and Business Ethics that is applicable to all trustees, officers and employees of the company. You may obtain a copy of this document free of charge by mailing a written request to: Investor Relations, United Mortgage Trust, 1301 Municipal Way, Suite 220, Grapevine, TX 76051.  You may also access the Company’s Code of Conduct through the Company’s website: www.unitedmortgagetrust.com

ITEM 11. EXECUTIVE COMPENSATION

The Company has no employees. The Company’s operations are maintained by the Company’s Advisor, under the guidance of the Company’s trustees.

Compensation of Trustees and Executives

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

The table below provides information on Trustee Compensation:

Name/Year	Fees Earned	Stock Awarded	Value of Options Awarded if Exercised(5)	Non-Equity Incentive Plan Comp.(1)	Change in Pension Value and Non-Qualified Deferred Comp. Earnings (2)	All other Comp.	Total
2009
Stuart Ducote (7)	--	--	--	--	--	$30,000	$30,000
Christine Griffin (3) (6)	--	--	--	--	--	$36,000	$36,000
Michele A. Cadwell	$16,000	--	--	--	--	--	$16,000
Phillip K. Marshall	$16,000	--	--	--	--	--	$16,000
Roger C. Wadsworth	$16,000	--	--	--	--	--	$16,000
Chuck Gillis (4)	$16,000	--	--	--	--	--	$16,000
Leslie Wylie (6)	$6,000	--	--	--	--	--	$6,000

2008
Christine Griffin (3)	--	--	--	--	--	$52,000	$52,000
Douglas R. Evans (4)	$4,000	--	--	--	--	--	$4,000
Michele A. Cadwell	$15,000	--	--	--	--	--	$15,000
Phillip K. Marshall	$16,000	--	--	--	--	--	$16,000
Roger C. Wadsworth	$16,000	--	--	--	--	--	$16,000
Chuck Gillis (4)	$13,000	--	--	--	--	--	$13,000

2007
Christine Griffin (3)	--	--	--	--	--	$50,000	$50,000
Douglas R. Evans	$9,000	--	--	--	--	--	$9,000
Michele A. Cadwell	$9,000	--	--	--	--	--	$9,000
Phillip K. Marshall	$12,000	--	--	--	--	--	$12,000
Roger C. Wadsworth	$10,000	--	--	--	--	--	$10,000

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
(6) Christine Griffin resigned from the board effective, August 14, 2009. Ms. Wylie was appointed to the board effective August 14, 2009, following the resignation of Ms. Griffin
(7) On July 29, 2009, the Board of Trustees appointed Stuart Ducote as President of United Mortgage Trust effective with Ms. Griffin’s resignation.  The Company paid a monthly fee of $5,000 to a third party firm to retain Mr. Ducote’s services as President of UMT beginning in July 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 31, 2009 by each person who is known to the Company to be the beneficial owner of more than 5% of the Company’s shares and the beneficial ownership of all trustees and officers as a group as of such date.

Name	Number of Shares (1)		Percent of Class
Michele A. Cadwell (2)	10,000	(3)	0.16%
Phillip K. Marshall (2)	7,500	(3)	0.12%
Roger C. Wadsworth (2)	7,500	(3)	0.12%
Chuck Gillis (2)	5,000	(3)	0.08%
Leslie Wylie	2,500	(3)	0.04%
All Trustees and Executive Officers as a Group (6 persons)	32,500	(4)	0.51%

(1)
For purposes of this table, shares indicated as being owned beneficially include shares that the beneficial owner has the right to acquire within 60 days of March 1, 2010.  For the purpose of computing the percentage of the outstanding shares owned by a shareholder, shares that may be acquired during the 60 days following March 1, 2010 are deemed to be outstanding securities of the class owned by that shareholder but are not deemed to be outstanding for the purpose of computing the percentage by any other person.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

2) UMTH Lending Company, L.P. (“UMTHLC”) is a Delaware limited partnership, and subsidiary of UMTH.  The Company has loaned and will continue to loan money to UMTHLC so it can make loans to its borrowers. The loans are collaterally assigned to the Company, as security for the promissory note between UMTHLC and the Company. The unpaid principal balance of the loans at December 31, 2009 and 2008 was approximately $16,842,000 and $18,195,000, respectively.

3) Capital Reserve Group, Inc. (“CRG”) is a Texas corporation that is 50% owned by Todd Etter and William Lowe, partners of UMTH, which owns the Advisor.  CRG was in the business of financing home purchases and renovations by real estate investors. The Company loaned money to CRG to make loans to other borrowers. During 2006 the Company took direct assignment of the remaining loans from CRG with full recourse. The unpaid principal balance of the loans at December 31, 2009 and 2008 was approximately $0, respectively.

4) Ready America Funding Corporation (“RAFC”) is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter. RAFC is in the business of financing interim loans for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors. The Company continues to directly fund obligations under one existing RAFC loan, which was collaterally assigned to the Company, but does not fund new originations. The unpaid principal balance of the loans at December 31, 2009 and 2008 was approximately $23,602,000 and $23,380,000, respectively.

5) Wonder Funding, LP (“Wonder”) is Delaware limited partnership that is owned by Ready Mortgage Corp. (“RMC”). RMC is beneficially owned by Craig Pettit.  Wonder is in the business of financing interim loans for the purchase of land and the construction of single family homes.  The Company has ceased funding any new originations.  As of December 31, 2009, all remaining obligations owed by Wonder to the Company are included in the recourse obligations discussed below.

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

Name	Initial principal amount	Balance at December 31, 2009	Promissory Note principal amount (2)	Units pledged as security	C Units distributed during 2009	Units remaining	Nominal Collateral Value (3)
CRG	$2,725,442	$4,434,913	$4,300,000	4,984 Class C and 2,710 Class D	273	3,479 Class C and 2,710 Class D	$3,479,000
RAFC	$3,243,369	$6,568,797	$7,100,000	11,165Class C, 6,659 Class D & 1,066 Class EIA	398	9,132 Class C, 6,659 Class D & and 1,066 EIA	$9,132,000 $1,066,000
SCMI	$3,295,422	$3,485,326	$3,488,643	4,545 Class C and 3,000 Class D	212	2,865 Class C and 3,000 Class D	$2,865,000
RAFC / Wonder(1)	$1,348,464	$1,960,698	$1,400,000	1,657 Class C	-	1,657 Class C	$1,657,000
Wonder Indemnification (1)	n/a	n/a	n/a	$1,134,000	$119,000	n/a	$852,000
Totals	$10,612,697	$16,449,734	$16,288,643				$19,051,000

(1)
Wonder is collateralized by an indemnification agreement from RMC in the amount of $1,134,000, which includes the pledge of 3,870 C Units. 2,213 of the pledged C Units also cross-collateralize the RAFC obligation.

(2)
The CRG and Wonder balances at December 31, 2009 exceeded the stated principal amount per their variable Secured Notes by approximately $135,000 and $561,000, respectively.  Per the terms of the Secured Notes, the unpaid principal balance may be greater or less than the initial principal amount of the note and is not considered an event of default.  The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the Unpaid Principal Balance (“UPB”) that we originally anticipated and outpaced the minimum principal reductions scheduled for the loans.

(3)
Nominal collateral value does not reflect pledge of D units of limited partnership interest of UMTH held by WLL, Ltd., RAFC and KLA, Ltd.  UMTH D units represent equity interests in UMT Holdings, LP.  Pledge of the UMTH D units entitles the beneficiary to a pro-rata share of UMTH partnership D unit cash distributions.

Through September 2007, the Secured Notes incurred interest at a rate of 10% per annum. The CRG and RAFC Secured Notes amortize over 15 years. The SCMI Secured Note amortizes over approximately 22 years, which was the initial amortization of the deficiency notes from SCMI that were consolidated. The Secured Notes required the originating company to make monthly payments equal to the greater of (1) principal and interest amortized over 180 months and 264 months, respectively, or 2) the amount of any distributions paid to the originating company with respect to the pledged Class C and EIA units.  Effective, October, 2007, the recourse loans were modified to accommodate the anticipated increases in principal balances throughout the remaining liquidation periods of the underlying assets, suspend the principal component of the amortized loans for the period of July 2007 through June 2009, and reduce the interest rate from 10% to 6%.  Effective July 2009, the above modifications were extended through December 31, 2009. Management has not recognized any reserves on these loans as the underlying collateral value exceeds the outstanding loan amounts.

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

These loans were reviewed by management and no reserves are deemed necessary at December 31, 2009.

7) On June 20, 2006, the Company entered into a Second Amended and Restated Secured Line of Credit Promissory Note as modified by an amendment effective September 1, 2006 -  (the "Amendment") with UDF, a Nevada limited partnership that is affiliated with the Company's Advisor, UMTHGS.  The Amendment increased an existing revolving line of credit facility ("Loan") to $45 million. The purpose of the Loan is to finance UDF's loans and investments in real estate development projects. On July 29, 2009, our trustees approved an amendment to increase the revolving line of credit facility to an amount not to exceed $60,000,000.  Effective December 31, 2009, the loan was extended for a period of one year and matures on December 31, 2010.

The Loan is secured by the pledge of all of UDF's land development loans and equity investments pursuant to the First Amended and Restated Security Agreement dated as of September 30, 2004, executed by UDF in favor of UMT (the "Security Agreement").  Those UDF loans may be first lien loans or subordinate loans.

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

On September 19,  2008, UMT entered into an Economic Interest Participation Agreement with UDF III pursuant to which UDF III purchased (i) an economic interest in the $45,000,000 revolving credit facility (“Loan”) from UMT to UDF I and (ii) a purchase option to acquire a full ownership participation interest in the Loan (the “Option”). On July 29, 2009, our trustees approved an amendment to increase the revolving line of credit facility to an amount not to exceed $60,000,000.

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

The Option gives UDF III the right to convert its economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Loan and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while UDF III owns an economic interest in the UMT Loan.  If UDF III exercises its Option and acquires a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UDF III and UMT will participate in the control and management of the UMT Loan.  At December 31, 2009 UDF III had funded approximately $53,768,000 to UDF under this agreement.

The UMT Loan is subordinate to UDF Senior Debt, which includes a line of credit provided by Textron Financial Corporation in the amount of $30,000,000, and all other indebtedness of UDF to any national or state chartered banking association or other institutional lender that is approved by UMT in writing.  On June 14, 2009, the Textron loan agreement matured and became due and payable in full.   The loan is in default and as of December 31, 2009, the outstanding balance owing to Textron under the Textron loan agreement was approximately $26,242,000.  Effective August 15, 2009, Textron and UDF entered into a Forbearance Agreement pursuant to which Textron agreed to forbear in exercising its rights and remedies under their loan agreement until November 15, 2009.  Pursuant to a second amendment to the Forbearance Agreement, effective March 1, 2010, the forbearance period has been extended to June 30, 2010;  provided, that the forbearance period will end earlier if UDF otherwise defaults under the Forbearance Agreement.  Management understands that UDF intends to continue to make payments on the Textron loan and does not believe that the repayment of the Textron debt will have a material adverse effect on UDF III’s participation in the Company’s subordinate line of credit to UDF.

8) Loans made to affiliates of the Advisor. Below is a table of the aggregate principal amount of mortgages funded each year indicated, from the companies affiliated with the Advisor, and named in the table and aggregate amount of draws made by UDF under the line of credit, during the three years indicated:

Affiliated Company	2009	2008	2007
CRG	--	--	$40,000
RAFC	$2,708,000	$2,700,000	$6,316,000
UMTHLC	$8,195,000	$2,555,000	$38,790,000
UDF	$2,231,000	$15,800,000	$3,936,000

All loans purchased from affiliates during the past three years have been purchased at par value.

9) Until July 31, 2006 the Company’s Advisor was UMTA.  As of August 1, 2006, (now subject to an Advisory Agreement effective January 1, 2009) the Company entered into an Advisory Agreement with UMTHGS. Under the terms of the agreement, UMTHGS is paid a monthly trust administration fee.  The fee is calculated monthly depending on the Company’s annual distribution rate, ranging from 1/12th of 1% up to 1/12th of 2% of the amount of average invested assets per month.  During 2009, 2008, and 2007 the net fees paid to the Company’s Advisors were approximately $1,042,000, $1,074,000, and $872,000, respectively. Upon entering into the Advisory Agreement with UMTHGS, they agreed to pay the Company $500,000 and assume the $377,000 due from the previous advisor over a period of 12 months. During 2007, and 2006, approximately $300,000, and $200,000, respectively of the consideration fee was received by the Company and netted against trust administration fees, while $200,000 and $157,000 of the assumed debt was paid in 2007, and 2006, respectively.  In addition to the administration fee above, the Company paid the Advisor $76,000 as reimbursement for costs associated with providing shareholder relations activities during 2009, 2008, and 2007.

The agreement also provides for a subordinated incentive fee equal to 25% of the amount by which the Company’s net income for a year exceeds a 10% per annum non-compounded cumulative return on its adjusted contributions. No incentive fee was paid during 2009, 2008 or 2007. In addition, for each year in which it receives a subordinated incentive fee, the Advisor will receive a 5-year option to purchase 10,000 Shares at a price of $20.00 per share (not to exceed 50,000 shares). As of December 31, 2009 and 2008, the Advisor has not received options to purchase shares under this arrangement.

The Advisor and its affiliates are also entitled to reimbursement of costs of goods, materials and services obtained from unaffiliated third parties for the Company’s benefit, except for note servicing and for travel and expenses incurred in connection with efforts to acquire investments for the Company or to dispose of any of its investments.  During 2009 and 2008, the Company paid the Advisor approximately $76,000 each year as reimbursement for costs associated with providing shareholder relations activities.

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

10) The Company pays loan servicing fees to PSC, a subsidiary of UMTH, under the terms of a Mortgage Servicing Agreement. The Company paid loan servicing fees of approximately $11,000, $6,000, and $10,000 during 2009, 2008, and 2007, respectively.

11) RMC, a Texas based real estate finance company, is owned by Craig Pettit, who is a limited partner of UMTH.  The Company loaned money to RMC to make loans to its borrowers.  The loans were collaterally assigned to the Company a security for the promissory note between RMC and the Company.  There were no outstanding borrowings owed to the Company from RMC as of December 31, 2009, 2008 and 2007.

12) REOPC was a Texas limited partnership owned by UMTH.  Its mission was to manage and sell REO properties, including the Company’s, for which it received a fee.  The Company loaned money to REOPC to acquire foreclosed properties from CRG and UMTHLC.  There were no unpaid principal balances owed to the Company as of December 31, 2009, 2008 and 2007.  Until September 2006, when PSC assumed management of REOPC, the Company paid a monthly loan servicing fee based on 0.8% of the Company’s basis in the property.  Fees paid to REOPC were $0 in 2008, 2007, and 2006.   No commissions were paid in 2008, 2007, or 2006.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Whitley Penn LLP has served as the Company’s independent registered public accounting firm since July 2002.  The Board of Trustees approves all audits, non-audit, tax and other fees payable to the Company’s auditors.

The following table reflects fees paid to by Whitley Penn LLP for services rendered to the Company in 2009, 2008 and 2007:

Nature of Service	2009	2008	2007	Purpose
Audit fees	$164,000	$120,000	$120,000	For audit of the Company’s annual financial statements, review of Quarterly financial statements included in the Company’s Forms 10-Q and review of other SEC filings
Tax fees	$10,000	$11,000	$7,000	For preparation of tax returns and tax compliance
All other fees	--	--	--

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2010.

UNITED MORTGAGE TRUST

By: /S/STUART DUCOTE
        Stuart Ducote, President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                               Title                                                                Date

/S/CHUCK GILLIS	Independent Trustee	March 31, 2010
Chuck Gillis

/S/MICHELE A. CADWELL	Independent Trustee	March 31, 2010
Michele A. Cadwell

/S/PHILLIP K. MARSHALL	Independent Trustee	March 31, 2010
Phillip K. Marshall

/S/ROGER C. WADSWORTH	Independent Trustee	March 31, 2010
Roger C. Wadsworth

/S/LESLIE WYLIE	Independent Trustee	March 31, 2010
Leslie Wylie

Exhibit Number	Description	Page
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