Form 10-Q
period 2010-03-31
UNITED MORTGAGE TRUST
filed 2010-05-17
CIK 101390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes[X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  No X

The number of shares outstanding of the Registrant’s shares of beneficial interest, par value $0.01 per share, as of the close of business on May 14, 2010 was 6,418,998.

UNITED MORTGAGE TRUST
INDEX

PART I - FINANCIAL INFORMATION

UNITED MORTGAGE TRUST
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$130,540	$338,336

Mortgage investments:
Investment in trust receivable	1,778,271	2,023,327
Investment in residential mortgages	4,896,118	5,005,413
Interim mortgages, affiliates	33,732,522	34,249,793
Interim mortgages	294,600	294,600
Allowance for loan losses	(307,213)	(222,463)
Total mortgage investments	40,394,298	41,350,670

Line of credit receivable, affiliates	61,036,491	63,303,613
Line of credit receivable, non-affiliate	8,530,483	8,202,706
Accrued interest receivable, net	442,383	320,195
Accrued interest receivable, affiliates, net	12,002,293	9,448,192
Recourse obligations, affiliates	16,644,957	16,449,734
Real estate owned, net	9,503,001	9,426,875
Deficiency notes	7,277,280	7,189,311
Deficiency note, affiliates	10,962,908	10,315,478
Allowance for loan losses – deficiency notes	(4,421,753)	(4,314,128)
Other assets	335,593	504,617
Total assets	$162,838,474	$162,535,599

Liabilities and Shareholders’ Equity
Liabilities:
Dividend payable	$310,000	$310,000
Line of credit payable	4,437,342	3,788,477
Accounts payable and accrued liabilities	533,271	793,775
Accounts payable and accrued liabilities, affiliates	4,000,628	1,990,108
Participation payable, affiliate	51,205,086	53,768,482
Notes payable	168,987	-
Total liabilities	60,655,314	60,650,842

Commitments and contingencies

Shareholders' equity:
Shares of beneficial interest; $0.01 par value; 100,000,000 shares authorized; 8,273,633 and 8,264,616 shares issued in 2010 and 2009, respectively; and 6,424,212 and 6,422,883 outstanding in 2010 and 2009, respectively	82,736	82,646
Additional paid-in capital	146,403,182	146,259,724
Cumulative distributions in excess of earnings	(8,429,918)	(8,731,773)
	138,056,000	137,610,597
Less treasury stock of 1,849,421 and 1,841,733 shares in 2010 and 2009, respectively, at cost	(35,872,840)	(35,725,840)
Total shareholders' equity	102,183,160	101,884,757
Total liabilities and shareholders' equity	$162,838,474	$162,535,599

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Interest income, affiliates	$1,803,405	$1,894,970
Interest income	456,163	243,019
	2,259,568	2,137,989
Expenses:
Trust administration fee	273,558	257,246
Loan servicing fee	4,037	2,159
General and administrative	359,381	299,435
Provision for loan losses	307,500	402,500
Interest expense	82,710	428
	1,027,186	961,768

Net income	$1,232,382	$1,176,221

Net income per share of beneficial interest	$0.19	$0.18

Weighted average shares outstanding	6,421,129	6,417,020

Distributions per weighted share outstanding	$0.14	$0.30

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2010	2009
Operating Activities
Net income	$1,232,382	$1,176,221
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	307,500	402,500
Depreciation and amortization	594	345
Changes in assets and liabilities:
Accrued interest receivable, net	(122,187)	(98,027)
Accrued interest receivable, affiliates, net	(730,748)	(559,041)
Other assets	168,430	60,544
Accounts payable and accrued liabilities	(381,892)	(186,405)
Accounts payable and accrued liabilities, affiliates	187,167	18,834
Net cash provided by operating activities	661,246	814,971

Investing Activities
Investment in trust receivables	-	(3,251)
Principal receipts on trust receivables	245,055	86,106
Investments in residential mortgages	(114,727)	-
Principal receipts on residential mortgages	224,022	6,253
Investment in interim mortgages and deficiency notes	(735,399)	(7,492,670)
Principal receipts on interim mortgages and deficiency notes	-	682,496
Investments in interim mortgages, affiliates	(549,745)	(107,761)
Principal receipts on interim mortgages, affiliates	1,067,016	944,644
Investments in recourse obligations, affiliates	(195,237)	(16,486)
Principal receipts from recourse obligations, affiliates	14	129,779
Principal receipts from (investments in) lines of credit receivable, affiliates	(296,274)	8,247,782
Principal receipts from (investments in) lines of credit receivable, non-affiliates	(327,777)	(2,722,305)
Investments in real estate owned	(363,477)	(5,548)
Principal receipts from real estate owned	293,614	82,483
Net cash used in investing activities	(752,915)	(168,478)

Financing Activities
Proceeds from issuance of shares of beneficial interest	143,548	355,846
Net borrowings on line of credit payable	648,865	-
Proceeds from notes payable	168,987	-
Purchase of treasury stock	(147,000)	(683,335)
Dividends	(930,527)	(1,921,326)
Net cash used in financing activities	(116,127)	(2,248,815)

Net decrease in cash and cash equivalents	(207,796)	(1,602,322)
Cash and cash equivalents at beginning of period	338,336	1,944,271
Cash and cash equivalents at end of period	$130,540	$341,949

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited)

	Three Months Ended March 31,
	2010	2009
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$79,124	$428
Noncash Activity:
Transfers of affiliate and non-affiliate loans to foreclosed properties or recourse obligations	122,715	-
Participation receivable, affiliate	2,563,395	(6,635,303)
Participation payable, affiliate	(2,563,395)	6,635,303
Participation accrued interest receivable, affiliate	(1,823,353)	(1,010,442)
Participation accrued interest payable, affiliate	1,823,353	1,010,442

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Nature of Business

United Mortgage Trust (the “Company” and “UMT”) is a Maryland real estate investment trust that qualifies as a real estate investment trust (a “REIT”) under federal income tax laws.  The Company’s principal investment objectives are to invest proceeds from  its dividend reinvestment plan, financing proceeds, capital transaction proceeds and  retained  earnings in the following types of investments:  (i) secured, subordinate line of credit to UMTH Lending Company, L.P. for origination of Interim Loans; (ii) lines of credit and secured loans for the acquisition and development of single-family home lots, referred to as “Land Development Loans”; (iii) lines of credit and loans secured by entitled and developed single-family lots, referred to as “Finished Lot Loans”; and,(iv) lines of credit and loans secured by completed model homes, referred to as “Model Home Loans”; and, (v) loans provided to entities that have recently filed for bankruptcy protection under Chapter 11 of the US bankruptcy code, secured by a priority lien over pre-bankruptcy secured creditors, referred to as “Debtor in Possession Loans” and, (vi) lines of credit and loans, with terms of 18 months or less, secured by single family lots and homes constructed thereon, referred to as “Construction Loans”; and, (vii) first lien secured mortgage loans with terms of 12 to 360 months for the acquisition of single-family homes, referred to as “Residential Mortgages”; and, (viii) discounted cash flows secured by assessments levied on real property.  We collectively refer to the above listed loans as “Mortgage Investments”. Additionally, our portfolio includes obligations of affiliates of our Advisor, which we refer to as “recourse loans,” and deficiency notes.

The Company has no employees. The Company pays a monthly trust administration fee to UMTH General Services, L.P. (“UMTHGS” or “Advisor”), a subsidiary of UMT Holdings, L.P. (“UMTH”), a Delaware real estate finance company and affiliate, for the services relating to its daily operations.  The Company’s offices are located in Grapevine, Texas.

2.	Basis of Presentation

The consolidated financial statements include the accounts of the Company and certain wholly-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2009, included in our Annual Report on Form 10-K filed with the SEC on March 31, 2010.  Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.  Certain prior period amounts have been reclassified to conform to current period presentation.

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

As of March 31, 2010 and December 31, 2009, the Company had two deficiency notes with non-affiliates in the amount of approximately $7,277,000 and $7,189,000, respectively. The Company has recorded reserves of approximately $4,422,000 and $4,314,000 against these notes as of March 31, 2010 and December 31, 2009 respectively.  These notes do not accrue interest as the underlying collateral value approximates the note balance, net of reserves.

As of December 31, 2007, UMTH Lending Company, L.P.(“UMTHLC”) issued to the Company a variable amount promissory note in the original amount of $5,100,000 to evidence its deficiency obligations to the Company.  The initial principal amount of the note was approximately $1,848,000. The principal balance will fluctuate from time to time based on the underlying loan activity and the amount of deficiencies realized by the affiliate.  The note bears interest at a rate of 10%, and requires monthly principal and interest payments based on a ten-year amortization for the outstanding principal balance.  The note is secured by a limited guaranty by UMTHGS, the Advisor, equal to a monthly amount not to exceed 33% of the advisory fee received by UMTHGS under the terms of its advisory agreement with the Company.  This note had a balance of approximately $10,963,000 and $10,315,000 at March 31, 2010 and December 31, 2009, respectively.  Per the terms of the Secured Notes, the unpaid principal balance may be greater or less than the initial principal amount of the note and is not considered an event of default.

4.       Related Party Transactions

1) UMT Holdings, L.P. (“UMTH”) is a Delaware limited partnership which is in the real estate finance business. UMTH holds a 99.9% limited partnership interest in UMTH Lending Company, L.P., which originates interim loans that the Company is assigned, UMTH Land Development, L.P., which holds a 50% profit interest in UDF and acts as UDF's asset manager, and Prospect Service Corp. (“PSC”), which services the Company’s residential mortgages and contracts for deed and manages the Company’s real estate owned (“REO”). In addition, UMTH has a limited guarantee of the obligations of Capital Reserve Group (“CRG”), Ready America Funding Corp (“RAFC”), and South Central Mortgage, Incorporated (“SCMI”), a Texas corporation that sold mortgage investments to the Company, under the Secured Notes.  United Development Funding III, L.P., (“UDF III”) which is managed by UMTH Land Development, L.P., has previously provided a limited guarantee of the UDF line of credit and has purchased an economic participation in a revolving credit facility we have provided to UDF.

2) UMTHLC is a Delaware limited partnership, and subsidiary of UMTH.  The Company has loaned money to UMTHLC so it can make loans to its borrowers. The loans are collaterally assigned to the Company, as security for the promissory note between UMTHLC and the Company. The unpaid principal balance of the loans at March 31, 2010 and December 31, 2009 was approximately $16,776,000 and $16,842,000, respectively.

On March 26, 2009, the Company executed a secured line of credit promissory note with UMTH Lending, Company, L.P. in the amount of $8,000,000.  The note bears interest at 12.50% per annum, matures on March 26, 2012 and is secured by first lien mortgage interests in single family residential properties.  The outstanding balance on this line of credit at March 31, 2010 and December 31, 2009 was approximately $6,808,000 and $6,194,000 respectively.

See Note 3 above for discussion of additional related party transactions with UMTHLC.

3) Ready America Funding Corporation (“RAFC”) is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter.  RAFC is in the business of financing interim loans for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors. The Company continues to directly fund obligations under one existing RAFC loan, which was collaterally assigned to the Company, but does not fund new originations. The unpaid principal balance of the loans at March 31, 2010 and December 31, 2009 was approximately $23,764,000 and $23,602,000, respectively.

4) Wonder Funding, LP (“Wonder”) is a Delaware limited partnership that is owned by Ready Mortgage Corp. (“RMC”). RMC is beneficially owned by Craig Pettit, a partner of UMTH and the sole proprietor of two companies that own 50% of RAFC. Wonder is in the business of financing interim loans for the purchase of land and the construction of single family homes and the purchase and renovation of single family homes.  The Company has ceased funding any new originations.  As of March 31, 2010 and December 31, 2009, respectively, all remaining obligations owed by Wonder to the Company are included in the recourse obligations discussed below.

5) Recourse Obligations.  The Company has made recourse loans to (a) Capital Reserve Group, Inc. (“CRG”), which is a Texas corporation that is 50% owned by Todd Etter and William Lowe, partners of UMTH, which owns the Advisor, (b) RAFC, which is owned by SCMI and two companies owned by Craig Pettit, Eastern Intercorp, Inc. and Ready Mortgage Corp. (“RMC”), and (c) SCMI, which is owned by Todd Etter, (these companies are referred to as the "originating companies"). In addition to the originating companies discussed above, the Company made loans with recourse to Wonder.  Each of these entities used the proceeds from such loans to originate loans, that are referred to as "underlying loans," that are pledged to the Company as security for such originating company's obligations to the Company. When principal and interest on an underlying loan are due in full, at maturity or otherwise, the corresponding obligation owed by the originating company to the Company is also due in full.

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

Name	Initial principal amount	Balance at March 31, 2010	Promissory Note principal amount (2)	Units pledged as security	Units remaining	Nominal Collateral Value (3)
CRG	$2,725,442	$4,437,309	$4,300,000	4,984 Class C and 2,710 Class D	3,479 Class C and 2,710 Class D	$3,479,000
RAFC	$3,243,369	$6,761,625	$7,100,000	11,165 Class C and 6,659 Class D and 1,066 Class EIA	9,132 Class C, 6,659 Class D and 1,066 EIA	$9,132,000 $1,066,000
SCMI	$3,295,422	$3,485,325	$3,488,643	4,545 Class and 3,000 Class D	2,865 Class C and 3,000 Class D	$2,865,000
RAF / Wonder(1)	$1,348,464	$1,960,698	$1,400,000	1,657 Class C	1,657 Class C	$1,657,000
Wonder Indemnification (1)	n/a	n/a	n/a	$1,134,000	n/a	$852,000
Totals	$10,612,697	$16,644,957	$16,288,643			$19,051,000

(1) Wonder is collateralized by an indemnification agreement from UMTH in the amount of $1,134,000, and is secured by the pledge of 3,870 C Units from RMC. 2,213 of the pledged C Units also cross-collateralize the RAFC obligation.

(2) The CRG and Wonder balances at March 31, 2010, exceeded the stated principal amount per their variable Secured Notes by approximately $137,000 and $561,000, respectively. Per the terms of the Secured Notes, the unpaid principal balance may be greater or less than the initial principal amount of the note and is not considered an event of default. The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the Unpaid Principal Balance (“UPB”) than originally anticipated and outpaced the minimum principal reductions scheduled for the loans.

(3) Nominal collateral value does not reflect pledge of D units of limited partnership interest of UMTH held by WLL, Ltd., RAFC and KLA, Ltd. UMTH D units represent equity interests in UMT Holdings, LP. Pledge of the UMTH D units entitles the beneficiary to a pro-rata share of UMTH partnership D unit cash distributions.

Through September 2007, the Secured Notes incurred interest at a rate of 10% per annum. The CRG, RAFC and RAF/Wonder Secured Notes amortize over 15 years and mature on December 31, 2020. The SCMI Secured Note amortizes over approximately 22 years and matures on December 31, 2027, which was the initial amortization of the deficiency notes from SCMI that were consolidated. The Secured Notes required the originating company to make monthly payments equal to the greater of (1) principal and interest amortized over 180 months and 264 months, respectively, or (2) the amount of any distributions paid to the originating company with respect to the pledged Class C and EIA units. Effective, October, 2007, the recourse loans were modified to accommodate the anticipated increases in principal balances throughout the remaining liquidation periods of the underlying assets, suspended the principal component of the amortized loans for the period of July 2007 through June 2009, and reduced the interest rate from 10% to 6%.  The above modifications have been extended through June 30, 2010.  These loans were reviewed by management and no reserves are deemed necessary at March 31, 2010.

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

6) On June 20, 2006, the Company entered into a Second Amended and Restated Secured Line of Credit Promissory Note (the "Amendment") with UDF, L.P. (“UDF”), a Nevada limited partnership that is affiliated with the Company's Advisor, UMTHGS. The Amendment increased an existing revolving line of credit facility ("Loan") to $45,000,000. The purpose of the Loan is to finance UDF's loans and investments in real estate development projects.  On July 29, 2009, our trustees approved an amendment to increase the revolving line of credit facility to an amount not to exceed $60,000,000.  Effective December 31, 2009, the loan was extended for a period of one year and matures on December 31, 2010.

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

On September 19, 2008, UMT entered into an Economic Interest Participation Agreement with UDF III pursuant to which UDF III purchased (i) an economic interest in the $45,000,000 revolving credit facility (“Loan”) from UMT to UDF and (ii) a purchase option to acquire a full ownership participation interest in the Loan (the “Option”).  On July 29, 2009 our trustees approved an amendment to increase of the revolving line of credit facility to an amount not to exceed $60,000,000.

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

The Option gives UDF III the right to convert its economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100. The participation interest includes all rights incidental to ownership of the UMT Loan and the Security Agreement, including participation in the management and control of the UMT Loan. UMT will continue to manage and control the UMT Loan while UDF III owns an economic interest in the UMT Loan. If UDF III exercises its Option and acquires a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UDF III and UMT will participate in the control and management of the UMT Loan. The UMT Loan matures on December 31, 2010.  At March 31, 2010 and December 31, 2009, UDF III had funded approximately $54,228,000 and $53,768,000, respectively, to UDF under this agreement.  On July 29, 2009 the Company's trustees approved an amendment to increase of the revolving line of credit facility to an amount not to exceed $60,000,000.

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

7) Loans are made to certain affiliates of the Advisor. Below is a table of the aggregate principal amount of mortgages funded during the quarters ended March 31, 2010 and March 31, 2009, respectively, from the companies affiliated with the Advisor, and named in the table and aggregate amount of draws made by UDF under the line of credit, during the two quarters indicated:

Affiliated Company	2010	2009
RAFC	$549,000	$629,000
UMTHLC	$658,000	$7,535,000
UDF	$3,023,000	--

8) As of August 1, 2006, (now subject to an Advisory Agreement effective January 1, 2009) the Company entered into an Advisory Agreement with UMTHGS. Under the terms of the agreement, UMTHGS is paid a monthly trust administration fee. The fee is calculated monthly depending on the Company’s annual distribution rate, ranging from 1/12th of 1% up to 1/12th of 2% of the amount of average invested assets per month.  During the three months ended March 31, 2010 and March 31, 2009, the net fees paid to the Company’s Advisors were approximately $274,000 and $257,000, respectively.

The agreement also provides for a subordinated incentive fee equal to 25% of the amount by which the Company’s net income for a year exceeds a 10% per annum non-compounded cumulative return on its adjusted contributions. No incentive fee was paid during 2010 or 2009.  In addition, for each year in which it receives a subordinated incentive fee, the Advisor will receive a 5-year option to purchase 10,000 shares at a price of $20.00 per share (not to exceed 50,000 shares).  As of March 31, 2010, the Advisor has not received options to purchase shares under this arrangement.

The Advisor and its affiliates are also entitled to reimbursement of costs of materials and services obtained from unaffiliated third parties for the Company’s benefit.  During each of the three months ended March 31, 2010 and March 31, 2009, the Company paid the Advisor approximately $19,000 as reimbursement for costs associated with providing shareholder relations activities.

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

The Advisor Agreement also provides for the Company to pay to the Advisor a debt placement fee. The Company may engage the Advisor, or an Affiliate of the Advisor, to negotiate lines of credit on behalf of the Company. UMT shall pay a negotiated fee, not to exceed 1% of the amount of the line of credit secured, upon successful placement of the line of credit.  The Company paid a debt placement fee of $50,000 to an affiliate of the Advisor in September 2009.  This fee is amortized monthly, as an adjustment to interest expense, over the term of the credit facility agreement described in Note 6.

9) The Company pays loan servicing fees to PSC, a subsidiary of UMTH, under the terms of a Mortgage Servicing Agreement. During the three months ended March 31, 2010 and March 31, 2009, the Company paid loan servicing fees of approximately $4,000 and $2,200, respectively.

10)  The Company paid the first of three annual credit enhancement fees of $50,000 to UDF III, L.P. in September 2009.  This fee is due annually on the anniversary date of the loan and amortized over 12 months as an adjustment to interest expense.

 5.       Fair Value of Financial Instruments

In accordance with the reporting requirements of Accounting Standards Codification (“ASC”) 825, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities that qualify as financial instruments under this statement and includes additional information in notes to the Company’s consolidated financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash equivalents, accrued interest receivable, accrued interest receivable affiliates, accounts payable and accrued liabilities (including affiliates) approximate the carrying value due to the relatively short maturity of these instruments. The carrying value of investments in residential mortgages, interim mortgages (including affiliates), lines of credit (including affiliates), recourse obligations from affiliates, notes payable, deficiency notes (including affiliates) and the Company’s line of credit payable also approximate fair value since these instruments bear market rates of interest. None of these instruments are held for trading purposes.

6.       Long Term Debt

During August 2009, the Company entered into a revolving line of credit facility with a bank for $5,000,000.  The line of credit bears interest at prime plus one percent, with a floor of 5.50%, and requires monthly interest payments.  Principal and all unpaid interest will be due at maturity, which is August 2012.  The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit.  The outstanding balance on this line of credit at March 31, 2010 and December 31, 2009 was approximately $4,437,000 and $3,788,000, respectively.

7.       Subsequent Events

On April 21, 2010, the Company entered into a new term loan credit facility with a bank for $1,600,000.  The loan bears interest at prime plus one percent, with a floor of 7.0%, and requires monthly interest payments.  Principal and all unpaid interest will be due at maturity which is October 21, 2011.  The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the availability of and our ability to find suitable mortgage investments; the difficulties of the real estate industry generally in response to the “sub-prime crisis,” the “credit crisis,” the current difficulties in the housing and mortgage industries including the impact thereof on the homebuilding industry, the current economic environment and changes in economic and credit market conditions, changes in interest rates, our ability to adapt to changing circumstances, the continued financial viability of  affiliates to whom we have extended loans, the level of reinvestment of dividends by our shareholders in our dividend reinvestment plan and the requirement to maintain qualification as a real estate investment trust.  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore we cannot give assurance that such statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or by any other person that the results or conditions described in such statements or in our objectives and plans will be realized.  Readers should carefully review our financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2009, as well as those statements contained in this report, and in our other filings with the Securities and Exchange Commission.

In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q may not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND MARCH 31, 2009

General Investment Information

United Mortgage Trust (the “Company”) is a Maryland real estate investment trust that qualifies as a real estate investment trust (a “REIT”) under federal income tax laws. Our principal investment objectives are to invest proceeds from our dividend reinvestment plan, financing proceeds, capital transaction proceeds and retained earnings in following types of investments:

(i)	secured, subordinate line of credit to UMTH Lending Company, L.P. for origination of Interim Loans;
(ii)	lines of credit and secured loans for the acquisition and development of single-family home lots, referred to as “Land Development Loans”;
(iii)	lines of credit and loans secured by entitled and developed single-family lots, referred to as “Finished Lot Loans”; and,
(iv)	lines of credit and loans secured by completed model homes, referred to as “Model Home Loans”; and,
(v)
loans provided to entities that have recently filed for bankruptcy protection under Chapter 11 of the US bankruptcy code, secured by a priority lien over pre-bankruptcy secured creditors, referred to as “Debtor in Possession Loans” and,

(vi)	lines of credit and loans, with terms of 18 months or less, secured by single family lots and homes constructed thereon, referred to as “Construction Loans”; and,
(vii)	first lien secured mortgage loans with terms of 12 to 360 months for the acquisition of single-family homes, referred to as “Residential Mortgages”; and,
(viii)	discounted cash flows secured by assessments levied on real property.

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

The following table illustrates the percentage of our mortgage portfolio dedicated to each mortgage loan category as of March 31, 2010 and December 31, 2009:

Mortgage Category:	March 31, 2010	December 31, 2009
First lien secured interim mortgages 12 months or less and residential mortgages and contracts for deed	27.87%	27.35%
Secured interim mortgages and line of credit to UMTHLC	15.21%	14.89%
Land development loans	49.18%	50.27%
Finished lot loans	1.58%	1.76%
Construction loans	6.16%	5.73%

The following table summarizes mortgage loans by type and original loan amount held by United Mortgage Trust at March 31, 2010.

Description	No. of Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face amount of Mortgage (1)	Carrying amount of Mortgage (2)	Past Due Amounts (3)
Single family residential 1st mortgages and interim loans (5):
Original balance > $100,000	7	10% - 11%	11/24/11– 5/1/38	n/a	n/a	$772, 046	$767,053	$318
Original balance $50,000 - $99,999	131	8.5% - 12.75%	12/31/10 – 3/1/39	n/a	n/a	3,901,015	3,875,790	10,279
Original balance $20,000 - $49,999	198	9% - 14.5%	12/31/10 – 5/19/36	n/a	n/a	2,228,307	2,213,898	18,394
Original balance under $20,000	8	9% - 14.5%	12/1/10 – 9/1/31	n/a	n/a	67,621	67,184	837

First Lien secured interim mortgages
Ready America Funding (4)	16	14%	n/a	n/a	n/a	18,306,899	18,188,520	-
Howe Note Consolidation (5)	1	6%	n/a	n/a	n/a	5,457,564	5,422,273	-

Secured, subordinate LOC to UMTH Lending Co., L.P. (4), (5)	95	12.5% - 13.5%	n/a	n/a	n/a	16,776,069	16,667,590	-

Land Development Loans
UDF III Economic Interest Participation	1	14%	12/31/10	n/a	n/a	54,228,482	54,228,482	-

Finished Lot Loans (6)	1	12%	3/3/10	n/a	n/a	1,743,556	1,743,556	-

Construction Loans	2	13%	10/28/10	n/a	n/a	6,786,926	6,786,926	-
Totals	460					$110,268,485	$109,961,272	$29,828

(1)	Current book value of loans.
(2)	Net of allowance for loan losses on mortgage loans of $307,213 at March 31, 2010.
(3)	Principal amounts greater than thirty (30) days past due.
(4)	Lines of credit with Ready America Funding and UMTH Lending Co., L.P. are collateralized by 16 and 95 loans, respectively. Principal amounts due upon disposition of assets.
(5)	No specific maturity date as UMT has first lien collateral position in these loans funded by the originator.
(6)	Loan was paid in full on April 19, 2010.

Below is a reconciliation and walk forward of mortgage loans, net of allowance for loan losses, for the three months ended March 31, 2010.

Balance at beginning of period	$ 112,856,988
Additions during period:
Increase in mortgage loans	14,297,872
Deductions during period:
Collections of principal	(14,545,443)
Other – UDF III participation	(2,563,395)
Other (net change in allowance for loan loss)	(84,750)
Balance at close of period	$109,961,272

Material Trends Affecting Our Business

We are a real estate investment trust and derive a substantial portion of our income from loans secured by single-family homes (both finished homes and homes under construction), single-family home lots, and entitled land under development into single-family home lots.  We continue to concentrate our lending activities in the southwest sections of the United States, particularly in Texas.  We believe these areas continue to experience demand for new construction of single-family homes; however, the U.S. housing market has suffered declines over the past three years, particularly in geographic areas that had experienced rapid growth, steep increases in property values and speculation.  National and regional homebuilders responded to this decline by reducing the number of new homes constructed in 2009 as compared to 2008 and 2007.  However, we expect to see continued healthy demand for our products as the supply of finished new homes and land is once again aligned with our market demand.

We believe that the housing market, in Texas, has reached a bottom in its four-year decline and has begun to recover.  New single-family home permits, starts, and sales have all risen from their respective lows, reflecting a slow return of demand for new homes.  However, the shape and scope of the broader economic recovery is not yet clear. The consumer confidence index, which fell to record lows during the downturn, has begun a cautious recovery, though unemployment remains high and the availability of conventional bank financing remains limited.  These concerns may pose obstacles to a robust recovery.

Ongoing credit constriction and disruption of mortgage markets and price correction have made potential new home purchasers and real estate lenders cautious.  As a result of these factors, the national housing market experienced a protracted decline, and the time necessary to correct the market may mean a corresponding slow recovery for the housing industry.

Capital constraints at the heart of the credit crisis have reduced the number of real estate lenders able or willing to finance development, construction and the purchase of homes and have increased the number of undercapitalized or failed builders and developers.  With credit less available and stricter underwriting standards, mortgages to purchase homes have become harder to obtain.  The number of new homes developed also has decreased, which may result in a shortage of new homes and developed lots in select real estate markets in 2010 and more broadly in 2011.  Further, the liquidity provided in the secondary market by Fannie Mae and Freddie Mac (“Government Sponsored Enterprises” or “GSEs”) to the mortgage industry is very important to the housing market and has been constricted as these entities have suffered significant losses as a result of depressed housing and credit market conditions.  These losses have reduced their equity and prompted the U.S. government to guarantee the backing of all losses suffered by the GSEs.  To further support the secondary residential mortgage market, the Federal Reserve began an unprecedented program to purchase approximately $1.25 trillion of residential mortgage backed securities between January 5, 2009 and March 31, 2010.  This program ended on March 31, 2010, as scheduled by the Federal Reserve.  As of the date of this quarterly report, the 30-year fixed-rate single family residential mortgage interest rate is below the rate that was available at the conclusion of the period of Federal Reserve purchases, which, we believe, indicates that the secondary residential mortgage market is operating smoothly independent of the support previously provided by the Federal Reserve.  Notwithstanding the  foregoing, limitations or restrictions on the availability of financing or on the liquidity provided by the GSEs could adversely affect interest rates and mortgage availability and could cause the number of homebuyers to decrease, which would increase the likelihood of defaults on our loans and, consequently, reduce our ability to pay distributions to our shareholders.

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

Nationally, new single-family home inventory continued to improve in the first quarter of 2010 from the fourth quarter of 2009 while new home sales rebounded significantly from the previous quarter.  The U.S. Census Bureau reports that the sales of new single-family residential homes in March 2010 were at a seasonally adjusted annual rate of 411,000 units.  This number is up significantly from the fourth quarter figure of 353,000 and up approximately 23.8% year over year from the March 2009 estimate of 332,000.  The seasonally adjusted estimate of new houses for sale at the end of March 2010 was 228,000 – a supply of 6.7 months at the current sales rate – which is a reduction of approximately 3,000 homes from the fourth quarter supply of 231,000.  Since 2006, homebuilders have reduced their starts and focused on selling existing new home inventory. In the past year, from March 2009 to March 2010, the number of new homes for sale has fallen by approximately 85,000 units. However, from January 2010 to March 2010, new home inventory was reduced by just 3,000 units.  We believe that, with such reductions and the relative leveling of inventory over the most recent quarter, the new home market has been restored to equilibrium in most markets, even at low levels of demand.  Further, we believe that what is necessary now to regain prosperity in housing markets is the return of healthy levels of demand.

According to the source identified above, new single-family residential home permits and starts fell nationally from 2006  through 2008, as a result and in anticipation of an elevated supply of and decreased demand for new single-family residential homes in that period.  Since early 2009, however, single-family permits and starts have risen significantly.  Single-family homes authorized by building permits in March 2010 were at a seasonally adjusted annual rate of 543,000 units.  This is a 50.8% year-over-year increase from the March 2009 estimate of 360,000 units.  Single-family home starts for March 2010 were at a seasonally adjusted annual rate of 531,000 units.  This is 47.1% higher than the March 2009 estimate of 361,000 units.  Such increases strongly suggest to us that the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident in 2009.  The primary factors affecting new home sales are housing prices, home affordability, and housing demand.  Housing supply may affect both new home prices and demand for new homes.  When new home supplies exceed new home demand, new home prices may generally be expected to decline.  Declining new home prices may result in diminished new home demand as people postpone a new home purchase until such time as they are comfortable that stable price levels have been reached.  The converse point is also true and equally important. When new home demand exceeds new home supply, new home prices may generally be expected to increase; and rising new home prices, particularly at or near the bottom of the housing market, may result  in increased new  home demand as people accelerate their timing of a new home purchase.

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

The Harvard Joint Center for Housing Studies forecasts that an average of approximately 1.25 million new households will be formed per year over the next ten years. Likewise, The Homeownership Alliance, a joint project undertaken by the chief economists of Fannie Mae, Freddie Mac, the Independent Community Bankers of America, the National Association of Home Builders, and the National Association of Realtors, has projected that 1.3 million new households will be formed per year over the next decade and a similar number of single family homes should be started to meet such new demand.

While housing woes have beleaguered the national economy, Texas housing markets have held up as some of the best in the country.  We intend to focus much of our investment portfolio in Texas as we believe Texas markets, though weakened from their highs in 2007, have remained fairly healthy due to strong demographics and economies and high housing affordability ratios.  Further, Texas did not experience the dramatic price appreciation (and subsequent depreciation) that states such as California, Florida, Arizona, and Nevada experienced. The following graph, created with data from the Federal Housing Finance Agency’s (“FHFA”) Purchase Only Price Index, illustrates the recent declines in home prices nationally, as well as in California, Florida, Arizona, and Nevada, though price declines have begun to moderate in those states too.  Further, the graph illustrates how Texas has maintained home price stability and not experienced such pronounced declines.

According to numbers publicly released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information, the median new home prices for March 2010 in the metropolitan areas of Austin, Houston, Dallas, and San Antonio are $197,553, $198,399, $198,714 and $181,237, respectively.  These amounts are all below the March 2010 national median sales price of new homes sold of $214,000, according to estimates released jointly by the U.S. Census Bureau and the Department of Housing and Urban Development.

Using the Department of Housing and Urban Development’s estimated 2009 median family income for the respective metropolitan areas of Austin, Houston, Dallas, and San Antonio, the median income earner in those areas has 1.48 times, 1.28 times, 1.36 times, and 1.26 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area.  These numbers illustrate the high affordability of Texas homes.  Our measurement of housing affordability, as referenced above, is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, based on the average interest rate for March and assuming an annual mortgage insurance premium of 60 basis points for private mortgage insurance, plus a cost that includes estimated property taxes and insurance for the home.  Using the U.S. Census Bureau’s 2009 income data to project an estimated median income for the United States of $64,000 and the March 2010 national median sales prices of new homes sold of $214,000, we conclude that the national median income earner has 1.19 times the income required to qualify for a mortgage loan to purchase the median-priced new home in the United States.  This estimation reflects the increase in home affordability in housing markets outside of Texas over the past 36 months, as new home prices in housing markets outside of Texas generally have fallen. Recently, however, such price declines have begun to stabilize. Indeed, the March 2010 national median new home price of $214,000 increased by approximately 4.3% year over year from the March 2009 median new home sales price of $205,100, according to the Department of Housing and Urban Development.  We believe that such price stabilization indicates that new home affordability has been restored to the national housing market.

Due to the national and global recession, the Texas employment market slowed in the fourth quarter of 2008 through the first three quarters of 2009 until beginning to add jobs again in the fourth quarter of 2009.  Texas continued this employment growth in the first quarter of 2010 by adding approximately 25,400 jobs in the first three months of 2010.  Over the twelve month period ended March 2010, the United States Department of Labor reported that Texas lost approximately 160,800 jobs and the unemployment rate increased to 8.2% from 7.0% in March 2009.  However, the same source states that, nationally, the United States lost approximately 2,199,000 jobs, and the unemployment rate rose to 9.7% from 8.6% in March 2009.  In spite of year-over year job losses, we believe that the long term employment fundamentals are sound in Texas.  The Texas Workforce Commission reports that Texas has added more than half a million new jobs over the past five years, and the Federal Reserve Bank of Dallas has forecasted that Texas may add between 100,000 and 200,000 jobs in 2010.

The Texas Workforce Commission reports that as of March 2010, the unemployment rate for Austin-Round Rock, Texas was 7.1%, up from 6.6% in March 2009; Dallas-Fort Worth-Arlington, Texas was 8.3%, up from 7.3%; Houston-Sugar Land-Baytown, Texas was 8.5%, up from 6.8%; and San Antonio, Texas was 7.3%, up from 6.3%.  Austin experienced a net loss of 3,100 jobs year-over-year from March 2009 to March 2010.  During those same 12 months, Houston, Dallas-Fort Worth, and San Antonio experienced net losses of 57,600, 42,700, and 15,700 jobs, respectively.  However, these cities have added an estimated net total of 424,500 jobs over the past five years:  Austin added 75,000 jobs; Dallas-Fort Worth added 114,300 jobs; Houston added 183,400 jobs; and San Antonio added 51,800 jobs.

As stated above, the Texas economy slowed and suffered a net loss of jobs over the past 12 months due to the national and global recession.  The National Bureau of Economic Research has concluded that the U.S. economy entered into a recession in December 2007, ending an economic expansion that began in November 2001.  We believe that the transition from month-over-month and year-over-year job gains in Texas, to year-over-year and month-over-month job losses indicates that the Texas economy slowed significantly and followed the nation into recession in the fourth quarter of 2008.  However, we also believe that the Texas economy will continue to outperform the national economy.  According to the Texas Workforce Commission, Texas tends to enter into recessions after the national economy has entered a recession and usually leads among states in the economic recovery.  In the current downturn, Texas’ recession trailed the national recession by nearly a year, and the state’s economy now appears to be in the early stages of recovery.  Dallas Federal Reserve’s Index of Texas leading indicators has steadily improved since reaching a low in March 2009 and now stands at its highest measurement since October 2008; the Texas Comptroller of Public Accounts projects that the Texas economy will grow by 2.6% in 2010; and we believe that Texas cities will be among the first to recover based on employment figures, consumer confidence, gross metropolitan product, and new home demand.

The United States Census Bureau reported in its 2009 Estimate of Population Change July 1, 2008 to July 1, 2009 that Texas led the country in population growth during that period.  The estimate concluded that Texas grew by 478,012 people, or 2.00%, a number which was 1.25 times greater than the next closest state in terms of raw population growth, California, and more than 3.57 times the second closest state in terms of raw population growth, North Carolina.  The United States Census Bureau also reported that among the 15 counties that added the largest number of residents between July 1, 2008 and July 1, 2009, six were in Texas:  Harris (Houston), Tarrant (Fort Worth), Bexar (San Antonio), Collin (North Dallas), Dallas (Dallas) and Travis (Austin).  In March 2010, the United States Census Bureau reported that Texas’ four major metro areas – Austin, Houston, San Antonio and Dallas-Fort Worth – were among the top 20 in the nation for population growth from 2008 to 2009. Dallas-Fort Worth-Arlington led the nation in numerical population growth with a combined estimated population increase of 146,530.  Houston-Sugarland-Baytown was second in the nation with a population increase of 140,784 from July 1, 2008 to July 1, 2009.  Austin-Round Rock had an estimated population growth of 50,975 and San Antonio had an estimated population growth of 41,437 over the same period.  The percentage increase in population for each of these major Texas cities ranged from 2.0% to 3.1%.

The Fourth Quarter 2009 U.S. Market Risk Index, a study prepared by PMI Mortgage Insurance Co., the U.S. subsidiary of The PMI Group, Inc., which ranks the nation’s 50 largest metropolitan areas through the fourth quarter of 2009 according to the likelihood that home prices will be lower in two years, reported that Texas cities are among the nation’s best for home price stability.  This index analyzes housing price trends, the impact of foreclosure rates, and the consequence of excess housing supply on home prices.  The quarterly report projects that there is less than a 36% chance that Dallas/Fort Worth-area home prices will fall during the next two years; a 42.2% chance that Houston-area home prices will fall during the next two years; a 14.8% chance that San Antonio-area home prices will fall during the next two years; and a 62.1% chance that Austin-area home prices will fall during the next two years.  Except for the Austin area, all Texas metropolitan areas included in the report are among the nation’s top twenty least-likely areas to experience a decline in home prices in two years.  The Austin area is ranked the twenty-second least-likely area to experience a decline.  Dallas-Plano-Irving, Texas is the nation’s tenth least-likely metropolitan area, Fort Worth-Arlington, Texas is seventh least-likely, Houston-Sugar Land-Baytown, Texas is thirteenth least-likely, and San Antonio, Texas is third least-likely.

In their fourth quarter Purchase Only Price Index, the FHFA reports that Texas had a home price appreciation of 0.83% between the fourth quarter of 2008 and the fourth quarter of 2009.  The FHFA’s all-transaction price index report provides that existing home price appreciation between the fourth quarter of 2008 and the fourth quarter of 2009 for (a) Austin was -1.66%; (b) Houston was 0.44%; (c) Dallas was -1.27%; (d) Fort Worth was -1.05%; (e) San Antonio was -0.72%; and (f) Lubbock was 1.38%.  However, each city remains well above the national average in the same index, which was -4.66% between the fourth quarter of 2008 and the fourth quarter 2009.  Besides sales prices, the all-transaction price index report also tracks average house price changes in refinancings of the same single-family properties utilizing conventional, conforming mortgage transactions.

The Texas Comptroller of Public Accounts notes that the rate of foreclosures and defaults in Texas has remained generally stable for the past three years and is currently well below the national average.  Likewise, the Federal Reserve Bank of Dallas anticipates, in its economic letter for the fourth quarter of 2009, the Texas foreclosure rate will continue to remain below the national average in 2010.  Homebuilding and residential construction employment are likely to remain generally weak for some time, but Texas again will likely continue to outperform the national standards.  We believe that Texas’ housing sector is healthier, the cost of living and doing business is lower, and its economy is more dynamic and diverse than the national average.

In contrast to the conditions of many homebuilding markets in the country, new home sales are greater than new home starts in Texas markets, indicating that home builders in Texas continue to focus on preserving a balance between new home demand and new home supply.  We believe that home builders and developers in Texas have remained disciplined on new home construction and project development.   New home starts have been declining year-over-year and are outpaced by new home sales in all four major Texas markets where such data is available.  Inventories of finished new homes and total new housing (finished vacant, under construction, and model homes) remain at healthy and balanced levels in all four major Texas markets:  Austin, Dallas-Fort Worth, Houston, and San Antonio.  Each major Texas market has experienced a rise in the number of months of finished lot inventories as homebuilders reduced the number of new home starts in 2008, causing each major Texas market to reach elevated levels.  Houston has an estimated inventory of finished lots of approximately 36.3 months, Austin has an estimated inventory of finished lots of approximately 44.8 months, San Antonio has an estimated inventory of finished lots of approximately 56.3 months, and Dallas-Fort Worth has an estimated inventory of finished lots of approximately 63.6 months.  A 24-28 month supply is considered equilibrium for finished lot supplies.

The elevation in month’s supply of finished lot inventory in Texas markets owes itself principally to the decrease in the pace of annual starts rather than an increase in the raw number of developed lots.  Indeed, the number of finished lots dropped by more than 550 lots in Austin, nearly 1,300 lots in San Antonio, more than 2,600 lots in Houston, and nearly 3,900 lots in Dallas-Fort Worth in the fourth quarter of 2009.  Annual starts in each of the Austin, San Antonio, Houston, and Dallas-Fort Worth markets are outpacing lot deliveries.  With the discipline evident in these markets, we expect to see a continued decline in raw numbers of finished lot inventories in coming quarters as new projects have been significantly reduced.

Texas markets continue to be some of the strongest homebuilding markets in the country, though home building in Texas has weakened over the past year as a result of the national economic downturn.  While the decline in housing starts has caused the month supply of vacant lot inventory to become elevated from its previously balanced position, it has also preserved a balance in housing inventory.  Annual new home sales in Austin slightly outpace starts 7,389 versus 7,158, with annual new home sales declining year-over-year by approximately 25.98%.  Finished housing inventory fell to a slightly elevated level of 3.0 months, while total new housing inventory (finished vacant, under construction and model homes) rose to a slightly elevated 6.7 months.  The generally accepted equilibrium levels for finished housing inventory and total new housing inventory are a 2-to-2.5 month supply and a 6.0 month supply, respectively.  Like Austin, San Antonio is also a relatively healthy homebuilding market.  Annual new home sales in San Antonio run slightly ahead of starts 7,789 versus 7,647, with annual new home sales declining year-over-year by approximately 21.37%.  Finished housing inventory remained at a generally healthy level with a 2.8 month supply. Total new housing inventory rose to a slightly elevated 6.7 month supply.  Houston, too, is a relatively healthy homebuilding market.  Annual new home sales there outpace starts 22,148 versus 20,531, with annual new home sales declining year-over-year by approximately 21.31%.  Finished housing inventory and total new housing inventory are slightly elevated at a 3.1 month supply and a 6.8 month supply, respectively.  Dallas-Fort Worth is a relatively healthy homebuilding market as well.  Annual new home sales in Dallas-Fort Worth outpace starts 16,513 versus 15,254, with annual new home sales declining year-over-year by approximately 27.29%.  Finished housing inventory rose slightly to a 3.2 month supply, while total new housing inventory rose to a 7.3 month supply, respectively, each measurement above the considered equilibrium level.  All numbers are as released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information.

The Real Estate Center at Texas A&M University has reported that inventory levels and sales of existing homes remain relatively healthy in Texas markets, as well.  With the exception of the Dallas market, the year-over-year sales pace has increased between 2% and 17% in each of the four largest Texas markets, though inventory levels have also increased, most likely because residents in these markets are finally comfortable putting their homes up for sale.  In March 2010, the number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth, and Lubbock was 6.6 months, 6.9 months, 6.3 months, 6.6 months, and 5.7 months, respectively.  San Antonio’s inventory is more elevated with an 8.1 month supply of homes for sale.  Like new home inventory, a 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market.  In March 2010, the number of existing homes sold to date in (a) Austin was 4,221, up 17% year-over-year; (b) San Antonio was 3,812, up 13% year-over-year; (c) Houston was 11,858, up 2% year-over-year, (d) Dallas was 8,830, down 1% year-over-year, (e) Fort Worth was 1,737, up 5% year-over-year, and (f) Lubbock was 611, up 3% year-over-year.

In managing and understanding the markets and submarkets in which we make and purchase loans, we monitor the fundamentals of supply and demand.  We track the economic fundamentals in each of the respective markets, analyzing demographics, household formation, population growth, employment, migration, immigration, and housing affordability.  We also watch movements in home prices and the presence of market disruption activity, such as investor or speculator activity that can create a false impression of demand and result in an oversupply of homes in a market.  Further, we study new home starts, new home closings, finished home inventories, finished lot inventories, existing home sales, existing home prices, foreclosures, absorption, prices with respect to new and existing home sales, finished lots and land, and the presence of sales incentives, discounts, or both, in a market.

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

We face a risk of loss resulting from deterioration in the value of the land purchased by the developer with the proceeds of loans from us or loans purchased by us, a diminution of the site improvement and similar reimbursements used to repay loans made or purchased by us, and a decrease in the sales price of the single-family residential lots developed with the proceeds of loans from us or purchased by us.  Deterioration in the value of the land, a diminution of the site improvement and similar reimbursements, and a decrease in the sales price of the residential lots can occur in cases where the developer pays too much for the land to be developed, the developer is unable or unwilling to develop the land in accordance with the assumptions required to generate sufficient income to repay the loans made or purchased by us, or is unable to sell the residential lots to homebuilders at a price that allows the developer to generate sufficient income to repay the loans made or purchased by us.  Our Advisor actively monitors the markets and submarkets in which we make and purchase loans, including mortgage markets, homebuilding economies, the supply and demand for homes, finished lots, and land and housing affordability to mitigate such risks.  Our Advisor also actively manages our loan portfolio in the context of events occurring with respect to the loan and in the market and submarket in which we made or purchased the loan.  We anticipate that there may be defaults on development loans made or purchased by us and that we will take action with respect to such defaults at any such time that we determine it prudent to do so, including such time as we determine it prudent to maintain and protect the value of the collateral securing a loan by originating another development loan to another developer with respect to the same project to maintain and protect the value of the collateral securing our initial loan.

We face a risk of loss resulting from adverse changes in interest rates.  Changes in interest rates may affect both demand for our real estate finance products and the rate of interest on the loans we make or purchase.  In most instances, the loans we make or purchase will be junior in the right of repayment to senior lenders, who will provide loans representing 60% to 75% of total project costs.  As senior lender interest rates available to our borrowers increase, demand for our mortgage loans may decrease, and vice versa.

Developers to whom we make mortgage loans or whose loans we purchase use the proceeds of such loans to develop raw real estate into residential home lots.  The developers obtain the money to repay these development loans by selling the residential home lots to home builders or individuals who will build single-family residences on the lots, receiving qualifying site improvement reimbursements, and by obtaining replacement financing from other lenders.  If interest rates increase, the demand for single-family residences may decrease.  Also, if mortgage financing underwriting criteria become stricter, demand for single-family residences may decrease.  In such an interest rate and/or mortgage financing climate, developers may be unable to generate sufficient income from the resale of single-family residential lots to repay loans owned by us, and developers’ costs of funds obtained from lenders in addition to us may increase as well.  If credit markets deteriorate, developers may not be able to obtain replacement financing from other lenders.  Accordingly, increases in single-family mortgage interest rates, decreases in the availability of mortgage financing, or decreases in the availability of replacement financing could increase the number of defaults on development loans made or purchased by us.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate and interest rates generally, that we reasonably anticipate to have a material impact on either the income to be derived from our investments in mortgage loans or entities that make mortgage loans, other than those referred to in this Quarterly Report on Form 10-Q.  The disruption of mortgage markets, in combination with a significant amount of negative national press discussing constriction in mortgage markets and the poor condition of the national housing industry, including declining home prices, have made potential new home purchasers and real estate lenders very cautious.  The economic downturn, the failure of highly respected financial institutions, significant decline in equity markets around the world, unprecedented administrative and legislative actions in the United States, and actions taken by central banks around the globe to stabilize the economy have further caused many prospective home purchasers to postpone their purchases.

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

Interim Loan Portfolio Overview

The deterioration in the residential mortgage market, specifically the discontinuation of sub-prime and Alt – A products, referred to herein as the sub-prime credit crisis, and the continued slowdown in new home sales are directly and indirectly affecting the ability of our interim loan borrowers to sell the assets securing their loans, pay interest due us and repay the interim loans when due.  New and existing home financing solutions are being introduced by both the private and public sectors.  Housing inventories are slowly beginning to reduce to sustainable levels.  However, consumer confidence remains low.   Industry-wide lenders are reevaluating and restructuring credits affected by residential mortgage markets as housing sales decline.  Overall recovery of the single family housing industry is likely to be prolonged.  We believe that a pragmatic and pro-active approach to managing our interim loan credits will allow us to maximize repayments and properly report asset values.  In consideration of the above, we are:

•	ceasing the origination of, and reducing our investment in interim loans dependent on sub-prime and Alt-A mortgage products for repayment of our loan.

•	accepting a secured note from UMTHLC for shortfalls from foreclosed properties to enable UMTHLC to efficiently manage past due and foreclosed accounts throughout the duration of the credit crisis.

•	increasing loss reserves for certain deficiency loans where full collection of the indebtedness is not assured.

•	re-evaluating collateral value on specific loans deemed to be affected by current mortgage and housing environments and reserving for unsecured deficiencies.

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

Results of Operations

The three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Revenues

Revenues for the three months ended March 31, 2010, were approximately $2,260,000 compared to approximately $2,138,000 for the comparable period in the prior year.  This increase of approximately $122,000 was due primarily to the increase in the Lending Deficiency and Line of Credit balances, along with increases in Residential Mortgages and non-affiliate Construction Loan balances.  These factors increased interest income by approximately $123,000, $114,000, $125,000, and $90,000 respectively.  These increases were offset by the reduction of interest income resulting from the payoff of affiliate loans and land development loans of approximately $254,000 and $76,000, respectively. Revenues from interim loans accounted for approximately 43% of revenues for the three months ended March 31, 2010 compared to 58% in the same period in the prior year.  The decline in our interim portfolio was a function of our intention to cease the origination of and reduce our investment in interim construction loans secured by modular and manufactured homes and related lots.

During the three months ended March 31, 2010 and March 31, 2009, approximately 27% and 21%, respectively, of our revenues were derived from lines of credit and lot banking transactions, (these secured loans for the acquisition and development of single-family home lots are referred to as “land development loans” and “lot banking transactions”).  At March 31, 2010, our investment in the lines of credit to our affiliate, UDF, through the Economic Interest Agreement, and lot banking transactions was approximately $70 million.  We anticipate our investment in construction loans will increase during the remainder of 2010, facilitated by the Company’s line of credit and continued emphasis on this type of investment activity.

During the three months ended March 31, 2010 and March 31, 2009, approximately 11% and 12% of our revenues, respectively, were derived from secured promissory notes issued by affiliates as evidence of their accrued obligations to reimburse UMT for any defaulted loans that we acquired from them, which notes we refer to as “Recourse Obligations.”

The Secured Notes require the originating company to make certain interest and principal payments, as defined by the agreements.  Further, these notes are liquidated by any distributions paid to the originating company with respect to the pledged Class C and Class EIA units of UMTH.  UMTH has guaranteed the obligations of CRG, SCMI and RAFC under the Secured Notes up to the maximum loan amounts defined in the respective notes.  The sub-prime credit crisis, as well as the decline in new home sales, have indirectly adversely affected the earnings of UMTH which, in turn, is expected to have an adverse effect on the distributions associated with the security pledged on the Recourse Obligations.  The Company monitors the value of the security pledged by the originating companies and will consider further modifications to the Recourse Obligations notes to allow UMTH to structure payments under the Recourse Obligations in relation to its earnings, as impacted by the mortgage market and new home sales environments.  Any such modifications would be likely to result in a decline in the return being realized by the Company under the Recourse Obligation notes.

Expenses

Operating expenses for the three months ended March 31, 2010 and March 31, 2009, were approximately $1,027,000 and $962,000, respectively.  The increase from the prior year is due primarily to increased interest expense from the bank line of credit initiated in August 2009.  Other fluctuations in operating expense line items are discussed below for the three month periods ended March 31, 2010:

Trust administration fees - $274,000 and $257,000 (a 7% increase) between the comparable three month periods ended March 31, 2010 and 2009, respectively.  This fee is approximately 1/12 of 1.0% monthly of total assets under management.  The increase in the fee is due to an increase in the Company’s qualifying assets under management during these periods.

General and administrative expenses - $359,000 and $299,000 (a 20% increase) between the comparable three month periods ended March 31, 2010 and 2009, respectively.  The increase was primarily due to increases in REO expenses resulting from transfers of performing real estate owned property from UMTHLC during the fourth quarter of 2009.

Provision for loan losses - The Company recorded a provision for loan losses for the three months ended March 31, 2010 and 2009 of approximately $308,000 and $403,000, respectively.  The Company realized loan losses of approximately $121,000 and $70,000 during the comparable three-month periods of 2010 and 2009, respectively.  Loss reserves are estimates of future losses based on historical default rates, estimated losses on the sale of real estate owned and expectations of future economic conditions and activity.  The Company continually re-evaluates collateral value on specific loans deemed to be affected by current mortgage and housing environments and intends to establish reserves for any expected deficiencies that are not otherwise secured.  From inception through March 31, 2010, we have acquired approximately $829 million of loans.  We have recorded losses approximating 1.3% of those assets to date.  We anticipate loan losses to continue, primarily in our long-term and un-affiliated construction loan portfolio, and therefore continue to assess the adequacy of our loan loss reserves.

Net income was approximately $1,232,000 and $1,176,000 for the three months ended March 31, 2010 and 2009, respectively.  Specific variances are explained in more detail above.  Earnings per share of beneficial interest for the three months ended March 31, 2010 and 2009 were $0.19 and $0.18 per share, respectively.

Distributions, per weighted average share of beneficial interest, to shareholders were $0.14 and $0.30 per share for the three months ended March 31, 2010 and 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Sources and Uses of Funds

Cash flows from operating activities are generally the result of net income adjusted for provision for loan losses, depreciation and amortization expense and (increases) decreases in accrued interest receivable and accounts payable and accrued liabilities (including affiliates).  Cash provided by operations was approximately $661,246 and $815,000 during the three months ended years ended March 31, 2010 and 2009 respectively.

Cash flows used in investing activities generally reflect fundings and payments received from lending activities.  The Company used approximately $753,000 and $168,000 of cash flows from investing activities during the three months ended March 31, 2010 and March 31, 2009 respectively.

Cash flows from financing activities generally reflect proceeds from the issuance of shares, borrowings or repayments on the line of credit, the purchase of treasury stock and the payment of dividends.  Cash of approximately $116,000 and $2,249,000 was used in financing activities during the three month periods ended March 31, 2010 and March 31, 2009 respectively.

Credit Facilities

During August 2009, the Company entered into a revolving line of credit facility with a bank for $5,000,000.  The line of credit bears interest at prime plus one percent, with a floor of 5.50% and requires monthly interest payments.  Principal and all unpaid interest will be due at maturity, which is August 2012. The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit.  The outstanding balance on this line of credit was approximately $4,437,000 and $3,788,000 at March 31, 2010 and December 31, 2009 respectively.

Our primary sources of funds for liquidity consist of our dividend reinvestment plan, repayments of principal on our loans made to purchase mortgage investments, and bank lines of credit.  The table below summarizes certain liquidity sources and uses for the three-month periods ended March 31, 2010 and March 31, 2009:

	2010	2009
Shares issued	9,017	17,807
Dividend reinvestment proceeds	$144,000	$356,000
Number of shares returned to treasury	7,688	36,306
Value of shares repurchased	($147,000)	($683,000)
Principal receipts:
First lien mortgage notes and trust receivables	$469,000	$92,000
Real estate owned	$294,000	$77,000
Interim loans	-	$682,000
Interim loans, affiliates	$1,067,000	$945,000
Lines of credit	$9,624,000	$2,191,000
Lines of credit, affiliates	$3,386,000	$8,248,000
Net borrowings – line of credit payable	$649,000	-

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

Shares issued in the aggregate, as of March 31, 2010 and 2009 were 8,273,633 and 8,236,398, respectively.  Shares retired to treasury through our share redemption plan in the aggregate were 1,849,421 and 1,818,328 through March 31, 2010 and 2009, respectively. Total shares outstanding were 6,424,212 and 6,418,070, at March 31, 2010 and 2009, respectively.  As of March 31, 2010, inception to date gross offering proceeds from all public offerings were approximately $165,131,000 and net proceeds after fees, marketing reallowance and commissions were approximately $146,403,000.

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

Significant accounting policies are described in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

We provide a line of credit to UDF.  UDF is a real estate finance limited partnership which derives a substantial portion of its income by originating, purchasing, participating in and holding for investment mortgage loans made directly by UDF to persons and entities for the acquisition and development of real property as single-family residential lots that will be marketed and sold to home builders. Changes in interest rates may impact both demand for UDF’s real estate finance products and the rate of interest on the loans UDF makes.  In most instances, the loans UDF will make will be junior in the right of repayment to senior lenders who will provide loans representing 70% to 80% of total project costs.  As senior lender interest rates available to our borrowers increase, demand for UDF mortgage loans may decrease, and vice versa.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, consisting of the individual who serves as our President, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2010.  Based on such evaluation, management has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company does not control the financial reporting process, and is solely dependent on UMTHGS, its Advisor, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles in the United States. The Advisor’s disclosure controls and procedures were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the first fiscal quarter of 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There is currently no established public trading market for our shares.  As an alternative means of providing limited liquidity for our shareholders, we maintain a Share Redemption Plan, (“SRP”).  Under the terms of our plan as modified and effective on May 1, 2009, shareholders who have held their shares for at least one year are eligible to request that we repurchase their shares. In any consecutive 12 month period we may not repurchase more than 5% of the outstanding shares at the beginning of the 12 month period. The repurchase price is based on the “Net Asset Value” (NAV) as of the end of the month prior to the month in which the redemption is made. The NAV will be established by our Board of Trustees no less frequently than each calendar quarter. For reference, at March 31, 2010 and December 31, 2009 the NAV was $15.91 and $15.92 per share, respectively. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests. A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that that the request is made within 270 days after of the event giving rise to such exigent circumstances.  Shares will be redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter will be carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder.  Repurchases are subject to cash availability and Trustee discretion.

Share repurchases have been at prices between NAV, which is calculated and adjusted as necessary on a quarterly basis, and $20 per share. Shares repurchased at the lower price were 1) shares held by shareholders for less than 12 months or 2) shares purchased outside of our SRP.  Our stated NAV at March 31, 2010 and December 31, 2009 was $15.91 and $15.92 per share, respectively.

The following table sets forth information relating to shares of beneficial interest repurchased into treasury during the period covered by this report.

Month	Total number of shares repurchased	Average Purchase Price	Total number of shares purchased as part of a publicly announced plan	Total number of shares purchased outside of plan
January	7,688	$19.12	5,462	2,226
February	-	-	-	-
March	-	-	-	-
Totals	7,688	$19.12	5,796	2,226

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  (Removed and Reserved)

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

UNITED MORTGAGE TRUST

Date: May 17, 2010	By	/s/ Stuart Ducote
President