Form 10-Q
period 2010-06-30
UNITED MORTGAGE TRUST
filed 2010-08-16
CIK 101390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the Registrant’s shares of beneficial interest, par value $0.01 per share, as of the close of business on August 15, 2010 was 6,416,914.

UNITED MORTGAGE TRUST
INDEX

PART I - FINANCIAL INFORMATION

UNITED MORTGAGE TRUST
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$1,149,838	$338,336

Mortgage investments:
Investment in trust receivable	1,636,624	2,023,327
Investment in residential mortgages	5,810,655	5,005,413
Interim mortgages, affiliates	25,278,318	34,249,793
Interim mortgages	248,585	294,600
Allowance for loan losses	(399,508)	(222,463)
Total mortgage investments	32,574,674	41,350,670

Line of credit receivable, affiliates	61,557,443	63,303,613
Line of credit receivable	5,709,656	8,202,706
Accrued interest receivable, net	348,052	320,195
Accrued interest receivable, affiliates, net	13,694,900	9,448,192
Recourse obligations, affiliates	18,347,554	16,449,734
Real estate owned, net	16,342,756	9,426,875
Deficiency notes	7,528,960	7,189,311
Deficiency note, affiliates	12,176,217	10,315,478
Allowance for loan losses – deficiency notes	(4,623,084)	(4,314,128)
Other assets	369,778	504,617
Total assets	$165,176,744	$162,535,599

Liabilities and Shareholders’ Equity
Liabilities:
Dividend payable	$310,000	$310,000
Long term debt	6,346,216	3,788,477
Accounts payable and accrued liabilities	553,084	793,775
Accounts payable and accrued liabilities, affiliates	5,835,120	1,990,108
Participation payable, affiliate	49,875,487	53,768,482
Notes payable	168,735	-
Total liabilities	63,088,642	60,650,842

Commitments and contingencies

Shareholders' equity:
Shares of beneficial interest; $0.01 par value; 100,000,000 shares authorized; 8,282,477 and 8,264,616 shares issued in 2010 and 2009, respectively; and 6,424,774 and 6,422,883 outstanding in 2010 and 2009, respectively	82,825	82,646
Additional paid-in capital	146,543,627	146,259,724
Cumulative distributions in excess of earnings	(8,520,427)	(8,731,773)
	138,106,025	137,610,597
Less treasury stock of 1,857,703 and 1,841,733 shares in 2010 and 2009, respectively, at cost	(36,017,923)	(35,725,840)
Total shareholders' equity	102,088,102	101,884,757
Total liabilities and shareholders' equity	$165,176,744	$162,535,599

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Interest income, affiliates	$1,834,327	$1,943,688	$3,637,730	$3,838,658
Interest income	393,320	418,919	849,484	661,938
	2,227,647	2,362,607	4,487,214	4,500,596
Expenses:
Trust administration fee	282,278	256,311	555,834	513,557
Loan servicing fee	6,218	1,633	10,256	3,792
General and administrative	599,699	309,783	959,080	609,218
Provision for loan losses	381,331	670,000	688,831	1,072,500
Interest expense	118,031	113	200,741	541
	1,387,557	1,237,840	2,414,742	2,199,608

Net income	$840,090	$1,124,767	$2,072,472	$2,300,988

Net income per share of beneficial interest	$0.13	$0.18	$0.32	$0.36

Weighted average shares outstanding	6,421,833	6,416,625	6,421,573	6,416,822

Distributions per weighted share outstanding	$0.14	$0.30	$0.29	$0.39

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2010	2009
Operating Activities
Net income	$2,072,472	$2,300,988
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	688,831	1,072,500
Depreciation and amortization	1,188	690
Changes in assets and liabilities:
Accrued interest receivable, net	(27,856)	(212,446)
Accrued interest receivable, affiliates, net	(685,054)	(1,901,570)
Other assets	133,651	173,014
Accounts payable and accrued liabilities	(728,765)	(583,173)
Accounts payable and accrued liabilities, affiliates	283,357	107,497
Net cash provided by operating activities	1,737,824	957,500

Investing Activities
Investments in trust receivables	(85,977)	(3,251)
Principal receipts on trust receivables	472,680	66,087
Investments in residential mortgages	(1,095,602)	(62,200)
Principal receipts on residential mortgages	290,360	19,615
Investment in interim mortgages and deficiency notes	(2,208,088)	(1,220,787)
Principal receipts on interim mortgages and deficiency notes	53,715	683,011
Investments in interim mortgages, affiliates	(16,469,990)	(215,221)
Principal receipts on interim mortgages, affiliates	25,441,464	1,058,248
Investments in recourse obligations, affiliates	(1,917,293)	(40,227)
Principal receipts from recourse obligations, affiliates	19,473	130,465
Principal receipts from (investments in) lines of credit receivable, affiliates	(2,146,825)	1,577,888
Principal receipts from (investments in) lines of credit receivable	2,493,050	(2,368,275)
Investments in real estate owned	(25,537,930)	(7,300)
Principal receipts from real estate owned	18,907,294	369,314
Net cash used in investing activities	(1,783,669)	(12,633)

Financing Activities
Proceeds from issuance of shares of beneficial interest	284,082	517,692
Net borrowings on line of credit payable	2,557,739	-
Proceeds from notes payable	168,735	-
Purchase of treasury stock	(292,083)	(849,295)
Dividends	(1,861,126)	(2,516,597)
Net cash provided by (used in) financing activities	857,347	(2,848,200)

Net increase (decrease) in cash and cash equivalents	811,502	(1,903,333)
Cash and cash equivalents at beginning of period	338,336	1,944,271
Cash and cash equivalents at end of period	$1,149,838	$40,938

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited)

	Six Months Ended June 30,
	2010	2009
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$163,275	$-
Noncash Activity:
Transfers of affiliate and non-affiliate loans to foreclosed properties or recourse obligations	8,073,332	-
Line of Creidt receivable, affiliates	(3,892,995)	(6,635,303)
Participation payable, affiliate	3,892,995	6,635,303
Accrued interest receivable, affiliate	3,561,655	(2,579,631)
Accounts payable and accrued liabilities, affiliate	(3,561,655)	2,579,631

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

The consolidated financial statements include the accounts of the Company and certain wholly-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2009, included in our Annual Report on Form 10-K filed with the SEC on March 31, 2010.  Operating results for the six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.  Certain prior period amounts have been reclassified to conform to current period presentation.

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

As of June 30, 2010 and December 31, 2009, the Company had two deficiency notes with non-affiliates in the amount of approximately $7,529,000 and $7,189,000, respectively. The Company has recorded reserves of approximately $4,623,000 and $4,314,000 against these notes as of June 30, 2010 and December 31, 2009 respectively.  These notes do not accrue interest as the underlying collateral value approximates the note balance, net of reserves.

As of December 31, 2007, UMTH Lending Company, L.P. (“UMTHLC”) issued to the Company a variable amount promissory note in the original amount of $5,100,000 to evidence its deficiency obligations to the Company.  The initial principal amount of the note was approximately $1,848,000. The principal balance will fluctuate from time to time based on the underlying loan activity and the amount of deficiencies realized by the affiliate.  The note bears interest at a rate of 10%, and requires monthly principal and interest payments based on a ten-year amortization for the outstanding principal balance.  The note is secured by a limited guaranty by UMTHGS, the Advisor, equal to a monthly amount not to exceed 33% of the advisory fee received by UMTHGS under the terms of its advisory agreement with the Company.  This note had a balance of approximately $12,176,000 and $10,315,000 at June 30, 2010 and December 31, 2009, respectively.  Per the terms of the Secured Notes, the unpaid principal balance may be greater or less than the initial principal amount of the note and is not considered an event of default.

4.       Related Party Transactions

1) UMT Holdings, L.P. (“UMTH”) is a Delaware limited partnership which is in the real estate finance business. UMTH holds a 99.9% limited partnership interest in UMTH Lending Company, L.P., which originates interim loans that the Company is assigned, UMTH Land Development, L.P., which holds a 50% profit interest in United Development Funding I, L.P. (“UDF”) and acts as UDF's asset manager, and Prospect Service Corp. (“PSC”), which services the Company’s residential mortgages and contracts for deed and manages the Company’s real estate owned (“REO”). In addition, UMTH has a limited guarantee of the obligations of Capital Reserve Group (“CRG”), Ready America Funding Corp (“RAFC”), and South Central Mortgage, Incorporated (“SCMI”), a Texas corporation that sold mortgage investments to the Company, under the Secured Notes.  United Development Funding III, L.P., (“UDF III”) which is managed by UMTH Land Development, L.P., has previously provided a limited guarantee of the UDF line of credit and has purchased an economic participation in a revolving credit facility we have provided to UDF.

2) UMTHLC is a Delaware limited partnership, and subsidiary of UMTH.  The Company has loaned money to UMTHLC so it can make loans to its borrowers. The loans are collaterally assigned to the Company, as security for the promissory note between UMTHLC and the Company. The unpaid principal balance of the loans at June 30, 2010 and December 31, 2009 was approximately $15,581,000 and $16,842,000, respectively.

On March 26, 2009, the Company executed a secured line of credit promissory note with UMTH Lending, Company, L.P. in the amount of $8,000,000.  The note bears interest at 12.50% per annum, matures on March 26, 2012 and is secured by first lien mortgage interests in single family residential properties.  The outstanding balance on this line of credit at June 30, 2010 and December 31, 2009 was approximately $6,904,000 and $6,194,000 respectively and is included in the UMTHLC unpaid principal balance noted above.

See Note 3 above for discussion of additional related party transactions with UMTHLC.

3) Ready America Funding Corporation (“RAFC”) is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter.  RAFC is in the business of financing interim loans for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors. The Company continues to directly fund obligations under one existing RAFC loan, which was collaterally assigned to the Company, but does not fund new originations. The unpaid principal balance of the loans at June 30, 2010 and December 31, 2009 was approximately $16,601,000 and $23,602,000, respectively.

4) Wonder Funding, LP (“Wonder”) is a Delaware limited partnership that is owned by Ready Mortgage Corp. (“RMC”). RMC is beneficially owned by Craig Pettit, a partner of UMTH and the sole proprietor of two companies that own 50% of RAFC. Wonder is in the business of financing interim loans for the purchase of land and the construction of single family homes and the purchase and renovation of single family homes. The Company has ceased funding any new originations.  As of June 30, 2010 and December 31, 2009, respectively, all remaining obligations owed by Wonder to the Company are included in the recourse obligations discussed below.

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

Name	Initial principal amount	Balance at June 30, 2010	Promissory Note principal amount (2)	Units pledged as security	Units remaining	Estimated Collateral Value (3)
CRG	$2,725,442	$4,433,853	$4,300,000	4,984 Class C and 2,710 Class D	2,949 Class C and 2,710 Class D	$4,934,536
RAFC	$3,243,369	$8,466,506	$7,100,000	9,979 Class C and 6,659 Class D	8,493 Class C, 6,658 Class D	$13,371,077
SCMI	$3,295,422	$3,485,325	$3,488,643	4,545 Class and 3,000 Class D	3,066 Class C and 3,000 Class D	$7,116,159
RAFC / Wonder(1)	$1,348,464	$1,961,870	$1,400,000	1,657 Class C	1,238 Class C	$1,238,000
Wonder Indemnification (1)	n/a	n/a	n/a	$1,134,000	n/a	$704,789
Totals	$10,612,697	$18,347,554	$16,288,643			$27,364,561

(1) Wonder is collateralized by an indemnification agreement from UMTH in the amount of $1,134,000, and is secured by the pledge of 3,870 C Units from RMC. 2,213 of the pledged C Units also cross-collateralize the RAFC obligation.

(2) The CRG and RAFC/Wonder balances at June 30, 2010, exceeded the stated principal amount per their variable Secured Notes by approximately $134,000 and $562,000, respectively. Per the terms of the Secured Notes, the unpaid principal balance may be greater or less than the initial principal amount of the note and is not considered an event of default. The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the Unpaid Principal Balance (“UPB”) than originally anticipated and outpaced the minimum principal reductions scheduled for the loans.

(3) Nominal collateral value does not reflect pledge of D units of limited partnership interest of UMTH held by WLL, Ltd., RAFC and KLA, Ltd. UMTH D units represent equity interests in UMT Holdings, LP. Pledge of the UMTH D units entitles the beneficiary to a pro-rata share of UMTH partnership D unit cash distributions.

Through September 2007, the Secured Notes incurred interest at a rate of 10% per annum. The CRG, RAFC and RAF/Wonder Secured Notes amortize over 15 years and mature on December 31, 2020. The SCMI Secured Note amortizes over approximately 22 years and matures on December 31, 2027, which was the initial amortization of the deficiency notes from SCMI that were consolidated. The Secured Notes required the originating company to make monthly payments equal to the greater of (1) principal and interest amortized over 180 months and 264 months, respectively, or (2) the amount of any distributions paid to the originating company with respect to the pledged Class C and EIA units. Effective, October, 2007, the recourse loans were modified to accommodate the anticipated increases in principal balances throughout the remaining liquidation periods of the underlying assets, suspended the principal component of the amortized loans for the period of July 2007 through June 2009, and reduced the interest rate from 10% to 6%.  The above modifications have been extended through December 31, 2010.  These loans were reviewed by management and no reserves are deemed necessary at June 30, 2010.

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

The Option gives UDF III the right to convert its economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100. The participation interest includes all rights incidental to ownership of the UMT Loan and the Security Agreement, including participation in the management and control of the UMT Loan. UMT will continue to manage and control the UMT Loan while UDF III owns an economic interest in the UMT Loan. If UDF III exercises its Option and acquires a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UDF III and UMT will participate in the control and management of the UMT Loan. The UMT Loan matures on December 31, 2010.  At June 30, 2010 and December 31, 2009, UDF III had funded approximately $49,875,000 and $53,768,000, respectively, to UDF under this agreement.  On July 29, 2009 the Company’s trustees approved an amendment to increase of the revolving line of credit facility to an amount not to exceed $60,000,000.

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

On June 21, 2010, UDF secured the UDF I - Brockhoeft Loan to refinance the Textron Loan Agreement.  Pursuant with this transaction, the Company entered into a second amendment to our subordination and intercreditor agreement which subordinates the UMT loan to the new loan from the private investor, reducing the amount subject to subordination from $30,000,000 to $15,000,000.

7) Loans are made to certain affiliates of the Advisor. Below is a table of the aggregate principal amount of mortgages funded during the quarters ended June 30, 2010 and June 30, 2009, respectively, from the companies affiliated with the Advisor, and named in the table and aggregate amount of draws made by UDF under the line of credit, during the two quarters indicated:

Affiliated Company	2010	2009
RAFC	$549,000	$107,000
UMTHLC	$989,000	$993,000
UDF	$4,778,000	--

8) As of August 1, 2006, (now subject to an Advisory Agreement effective January 1, 2010) the Company entered into an Advisory Agreement with UMTHGS. Under the terms of the agreement, UMTHGS is paid a monthly trust administration fee. The fee is calculated monthly depending on the Company’s annual distribution rate, ranging from 1/12th of 1% up to 1/12th of 2% of the amount of average invested assets per month.  During the three months ended June 30, 2010 and June 30, 2009, the net fees paid to the Company’s Advisors were approximately $282,000 and $256,000, respectively. During the six months ended June 30, 2010 and June 30, 2009, the net fees paid to the Company’s Advisors were approximately $556,000 and $514,000, respectively.

The agreement also provides for a subordinated incentive fee equal to 25% of the amount by which the Company’s net income for a year exceeds a 10% per annum non-compounded cumulative return on its adjusted contributions. No incentive fee was paid during 2010 or 2009.  In addition, for each year in which it receives a subordinated incentive fee, the Advisor will receive a 5-year option to purchase 10,000 shares at a price of $20.00 per share (not to exceed 50,000 shares).  As of June 30, 2010, the Advisor has not received options to purchase shares under this arrangement.

The Advisor and its affiliates are also entitled to reimbursement of costs of materials and services obtained from unaffiliated third parties for the Company’s benefit.  During each of the three months ended June 30, 2010 and June 30, 2009, the Company paid the Advisor approximately $19,000 as reimbursement for costs associated with providing shareholder relations activities.    During each of the six months ended June 30, 2010 and June 30, 2009, the Company paid the Advisor approximately $38,000 as reimbursement for costs associated with providing shareholder relations activities.

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

9) The Company pays loan servicing fees to PSC, a subsidiary of UMTH, under the terms of a Mortgage Servicing Agreement. During the three months ended June 30, 2010 and June 30, 2009, the Company paid loan servicing fees of approximately $6,200 and $1,600, respectively.  During the six months ended June 30, 2010 and June 30, 2009, the Company paid loan servicing fees of approximately $10,300 and $4,000, respectively.

10)  The Company paid the first of three annual credit enhancement fees of $50,000 to UDF III, L.P. in September 2009.  This fee is due annually on the anniversary date of the loan and amortized over 12 months as an adjustment to interest expense.

 5.       Fair Value of Financial Instruments

In accordance with the reporting requirements of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 825, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities that qualify as financial instruments under this statement and includes additional information in notes to the Company’s consolidated financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash equivalents, accrued interest receivable, accrued interest receivable affiliates, accounts payable and accrued liabilities (including affiliates) approximate the carrying value due to the relatively short maturity of these instruments. The carrying value of investments in residential mortgages, interim mortgages (including affiliates), lines of credit (including affiliates), recourse obligations from affiliates, notes payable, deficiency notes (including affiliates) and the Company’s line of credit payable also approximate fair value since these instruments bear market rates of interest. None of these instruments are held for trading purposes.

6.       Long Term Debt

During August 2009, the Company entered into a revolving line of credit facility with a bank for $5,000,000.  The line of credit bears interest at prime plus one percent, with a floor of 5.50%, and requires monthly interest payments.  Principal and all unpaid interest will be due at maturity, which is August 2012.  The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit.  The outstanding balance on this line of credit at June 30, 2010 and December 31, 2009 was approximately $5,000,000 and $3,788,000, respectively.

On April 21, 2010, the Company entered into a new term loan credit facility with a bank for $1,600,000.  The loan bears interest at prime plus one percent, with a floor of 7.0%, and requires monthly interest payments.  Principal and all unpaid interest will be due at maturity which is October 21, 2011.  The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan.  The outstanding balance on this loan at June 30, 2010 was approximately $1,346,000.

7.       Subsequent Events

On July 1, 2010, UMTHLC amended and restated the variable amount promissory note dated December 31, 2007 (See Note 3), in the amount of $25,000,000.  The note bears interest at the rate of 6% and requires quarterly payments of principal and interest commencing on July 1, 2010 and on the first day of September 2010 and the first day of January, April, July and October of 2011 and each succeeding year based upon a fifteen (15) year amortization of the principal balance.  This note is due and payable in full on June 30, 2015.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND JUNE 30, 2009

General Investment Information

United Mortgage Trust (the “Company”) is a Maryland real estate investment trust that qualifies as a real estate investment trust (a “REIT”) under federal income tax laws. Our principal investment objectives are to invest proceeds from our dividend reinvestment plan, financing proceeds, capital transaction proceeds and retained earnings in following types of investments:

(i)	secured line of credit to UMTH Lending Company, L.P. for origination of Interim Loans;
(ii)	lines of credit and secured loans for the acquisition and development of single-family home lots, referred to as “Land Development Loans”;
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

The following table illustrates the percentage of our mortgage portfolio dedicated to each mortgage loan category as of June 30, 2010 and December 31, 2009:

Mortgage Category:	June 30, 2010	December 31, 2009
First lien secured interim mortgages 12 months or less and residential mortgages and contracts for deed	24.24%	27.35%
Secured interim mortgages and line of credit to UMTHLC	15.54%	14.89%
Land development loans	54.52%	50.27%
Finished lot loans	0.00%	1.76%
Construction loans	5.70%	5.73%

The following table summarizes mortgage loans by type and original loan amount held by United Mortgage Trust at June 30, 2010.

Description	No. of Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face amount of Mortgage (1)	Carrying amount of Mortgage (2)	Past Due Amounts (3)
Single family residential 1st mortgages and interim loans (5):
Original balance > $100,000	9	10% - 11%	11/24/11– 5/1/38	n/a	n/a	$1,005,495	$995,423	$398
Original balance $50,000 - $99,999	136	8.5% - 12.75%	8/30/11 – 3/1/39	n/a	n/a	4,293,880	4,250,863	11,090
Original balance $20,000 - $49,999	200	9% - 14.5%	3/1/11 – 5/19/36	n/a	n/a	2,329,496	2,306,158	20,343
Original balance under $20,000	8	9% - 14.5%	12/1/10 – 9/1/31	n/a	n/a	66,993	66,322	846

First Lien secured interim mortgages
Ready America Funding (4)	14	14%	n/a	n/a	n/a	16,601,383	16,435,067	-

Secured, subordinate LOC to UMTH Lending Co., L.P. (4), (5)	83	12.5% - 13.5%	n/a	n/a	n/a	15,580,895	15,424,802	-

Land Development Loans
UDF III Economic Interest Participation	1	14%	12/31/10	n/a	n/a	54,653,482	54,653,482	-

Construction Loans	2	13%	10/28/10	n/a	n/a	5,709,656	5,709,656	-
Totals	453					$100,241,280	$99,841,773	$32,677

(1)	Current book value of loans.
(2)	Net of allowance for loan losses on mortgage loans of $399,508 at June 30, 2010.
(3)	Principal amounts greater than thirty (30) days past due.
(4)	Lines of credit with Ready America Funding and UMTH Lending Co., L.P. are collateralized by 14 and 83 loans, respectively. Principal amounts due upon disposition of assets.
(5)	No specific maturity date as UMT has first lien collateral position in these loans funded by the originator.

Below is a reconciliation and walk forward of mortgage loans, net of allowance for loan losses, for the six months ended June 30, 2010.

Balance at beginning of period	$112,856,989
Additions during period:
Increase in mortgage loans	45,043,079
Deductions during period:
Collections of principal	(53,988,255)
Other – UDF III participation	(3,892,995)
Other (net change in allowance for loan loss)	(177,045)
Balance at close of period	$99,841,773

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

We believe that the housing market has reached a bottom in its four-year decline and has begun to recover.  New single-family home permits, starts, and sales have all risen from their respective lows, reflecting a slow return of demand for new homes.  However, the shape and scope of the broader economic recovery is not yet clear. The consumer confidence index, which fell to record lows during the economic downturn, has recovered somewhat, but remains close to levels historically associated with recession. Unemployment remains elevated and the availability of conventional bank financing remains limited.  These factors may pose obstacles to a robust recovery. We believe the housing markets that will lead the housing recovery will be those with affordable homes, balanced supply, and strong demand fundamentals.  We believe those markets slower to recover will be the former bubble markets – principally California, Arizona, Nevada and Florida – that have seen overbuilding and extensive price correction and are experiencing weakened economies and rising foreclosures.

Ongoing credit constriction, disruption of mortgage markets, and price correction has made potential new home purchasers and real estate lenders cautious.  As a result of these factors, the national housing market experienced a protracted decline, and the time necessary to correct the market may mean a corresponding slow recovery for the housing industry.

Capital constraints at the heart of the credit crisis have reduced the number of real estate lenders able or willing to finance development, construction and the purchase of homes and have increased the number of undercapitalized or failed builders and developers.   The number of new homes developed also has decreased, which may result in a shortage of new homes and developed lots in select real estate markets in 2010 and more broadly in 2011.  With credit less available and stricter underwriting standards, mortgages to purchase homes have become more difficult to obtain in some markets.  To support the secondary residential mortgage market and prevent further deterioration of mortgage lending, the Federal Reserve began an unprecedented program to purchase approximately $1.25 trillion of residential mortgage backed securities between January 5, 2009 and March 31, 2010.  This program ended on March 31, 2010, as scheduled by the Federal Reserve.  As of the date of this quarterly report, the 30-year fixed-rate single family residential mortgage interest rate remains below the rate that was available at the conclusion of the period of Federal Reserve purchases, near record lows. We believe, that such stability at low rates indicates that the secondary residential mortgage market is operating smoothly independent of the support previously provided by the Federal Reserve.  However, any limitations or restrictions on the availability of financing or on the liquidity provided in the secondary residential mortgage market by Government Sponsored Enterprises such as Fannie Mae and Freddie Mac could adversely affect interest rates and mortgage availability, which could cause the number of homebuyers to decrease, which would increase the likelihood of borrowers defaulting on our loans and, consequently, reduce our ability to pay distributions to our shareholders.

Nationally, new single-family home inventory continued to improve in the second quarter of 2010 from the fourth quarter of 2009 and first quarter 2010, while new home sales fell as the federal homebuyer tax credit expired. However, we believe that the national fundamentals that drive home sales are improving and that home affordability remains near record-highs, so we expect the pullback in home sales to be short-term.  The U.S. Census Bureau reports that the sales of new single-family residential homes in June 2010 were at a seasonally adjusted annual rate of 330,000 units.  This number is down from the first quarter figure of 384,000 and down approximately 16.7% year over year from the June 2009 estimate of 396,000.  The seasonally adjusted estimate of new houses for sale at the end of June 2010 was 210,000 – a supply of 7.6 months at the current sales rate – which is a reduction of approximately 18,000 homes from the first quarter supply of 228,000.  Through much of the downturn, homebuilders reduced their starts and focused on selling existing new home inventory.  Indeed, from June 2009 to June 2010, the number of new homes for sale fell by approximately 70,000 units.  We believe that, with such reductions and the relative leveling of inventory over more recent quarters, the new home market has been restored to equilibrium in most markets, even at low levels of demand.  Further, we believe that what is necessary now to regain prosperity in housing markets is the return of healthy levels of demand.

According to the Census Bureau, new single-family residential home permits and starts fell nationally from 2006 through 2008, as a result and in anticipation of an elevated supply of and decreased demand for new single-family residential homes in that period.  Since early 2009, however, single-family permits and starts have improved significantly.  Single-family homes authorized by building permits in June 2010 were at a seasonally adjusted annual rate of 421,000 units.  While this was a 6.7% decrease year over year from the rate of 476,000 in June 2009, it remains 22.7% higher than the low of 343,000 set in January 2009.  Single-family home starts for June 2010 stood at a seasonally adjusted annual rate of 454,000 units.  This pace represented a year-over-year decrease of 4.6% from the June 2009 estimate of 476,000 units   and a 19.4% decline from the peak of 2010 – 563,000 in April 2010 – as home builders adjusted their start rate after the expiration of the homebuyer tax credit.  June represented the first year-over-year decrease in the annual start rate experienced since October 2009, which was the month before the intended expiration of the original homebuyer tax credit.  At that time, the annual start rate for single-family homes  decreased 12% year over year to 475,000,which was also a 6.3% decrease from the peak of 2009 – 507,000 in September 2009.  The original tax credit was subsequently extended to June 30, 2010 prior to its expiration on November 30, 2009.  Even with the decline, the June 2010 pace is still 26.1% higher than the low of 360,000 set in January 2009.  Such increases strongly suggest to us that new home inventories are generally in balance and the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident in 2009.

The primary factors affecting new home sales are home prices and affordability and housing demand.  Housing supply may affect both new home prices and the demand for new homes.  When the supply of new homes exceeds new home demand, new home prices may generally be expected to decline.  Declining new home prices may result in diminished new home demand as people postpone a new home purchase until such time as they are comfortable that stable price levels have been reached.  Also, home foreclosures cause the inventory of existing homes to increase, which may add additional downward price pressure on home prices and cause potential home purchasers to further delay the purchase of a home until such time as they are comfortable that home prices have stabilized.  The converse point is also true and equally important.  When new home demand exceeds new home supply, new home prices may generally be expected to increase; and rising new home prices, particularly at or near the bottom of the housing cycle, may result in increased new home demand as people become confident in home prices and accelerate their timing of a new home purchase.  Hence, we intend to concentrate our investments in housing markets with affordable homes, balanced supply, lower incidences of foreclosures, and strong demand fundamentals.   These demand fundamentals are generally job growth, the relative strength of the economy and consumer confidence, household formations, and population growth – both immigration and in-migration.

The U.S. Census Bureau forecasts that California, Florida and Texas will account for nearly one-half of the total U.S. population growth between 2000 and 2030 and that the total population of Arizona and Nevada will double during that period. The U.S. Census Bureau projects that between 2000 and 2030 the total populations of Arizona and Nevada will grow from approximately 5 million to more than 10.7 million and from approximately 2 million to nearly 4.3 million, respectively; Florida’s population will grow nearly 80% between 2000 and 2030, from nearly 16 million to nearly 28.7 million; Texas’ population will increase 60% between 2000 and 2030, from nearly 21 million to approximately 33.3 million; and California’s population will grow 37% between 2000 and 2030, from approximately 34 million to nearly 46.5 million.

The Harvard Joint Center for Housing Studies forecasts that an average of between approximately 1.25 million and 1.48 million new households will be formed per year over the next ten years. Likewise, The Homeownership Alliance, a joint project undertaken by the chief economists of Fannie Mae, Freddie Mac, the Independent Community Bankers of America, the National Association of Home Builders, and the National Association of Realtors, has projected that 1.3 million new households will be formed per year over the next decade and  approximately 1.8 million housing units per year should be started to meet such new demand, including approximately 1.3 million new single family homes per year based on the estimation of the Homeownership Alliance that 72% of all housing units built will be single family residences.

While housing woes have beleaguered the national economy, Texas housing markets have held up as some of the best in the country, and Texas is the largest homebuilding market in the country based on the United States Census Bureau’s measurements of housing permits and starts.  We intend to continue to focus much of our initial investment portfolio in Texas as we believe Texas markets, though weakened from their highs in 2007, have remained fairly healthy due to strong demographics, economies, and job growth, balanced housing inventories, and high housing affordability ratios.   Texas did not experience the dramatic price appreciation (and subsequent depreciation) that states such as California, Florida, Arizona, and Nevada experienced. The following graph, created with data from the Federal Housing Finance Agency’s (“FHFA”) Purchase Only Price Index, illustrates the declines in home prices nationally, as well as in California, Florida, Arizona, and Nevada over the past few years.   Price declines have begun to moderate in those states in recent quarters though, and California’s home price appreciation actually turned positive in the last quarter.  Further, the graph illustrates how Texas has maintained home price stability throughout the downturn.

According to numbers publicly released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information, the median new home prices for  the second quarter of 2010 in the metropolitan areas of Austin, Houston, Dallas, and San Antonio are $203,476, $193,490, $202,381 and $186,114, respectively.  These amounts are all below the June 2010 national median sales price of new homes sold of $213,400, according to estimates released jointly by the U.S. Census Bureau and the Department of Housing and Urban Development.

Using the Department of Housing and Urban Development’s estimated 2010 median family income for the respective metropolitan areas of Austin, Houston, Dallas, and San Antonio, the median income earner in those areas has 1.49 times, 1.38 times, 1.39 times, and 1.27 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area.  These numbers illustrate the high affordability of Texas homes.  Our measurement of housing affordability, as referenced above, is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, based on the average interest rate for June and assuming an annual mortgage insurance premium of 70 basis points for private mortgage insurance, plus a cost that includes estimated property taxes and insurance for the home.  Using the Department of Housing and Urban Development’s 2010 income data to project an estimated median income for the United States of $64,400 and the June 2010 national median sales prices of new homes sold of $213,400, we conclude that the national median income earner has 1.24 times the income required to qualify for a mortgage loan to purchase the median-priced new home in the United States.  This estimation reflects the increase in home affordability in housing markets outside of Texas over the past 36 months, as new home prices in housing markets outside of Texas generally have fallen. Recently, however, such price declines have begun to stabilize. Indeed, the June 2010 national median new home price of $213,400 was essentially unchanged from the June 2009 median new home sales price of $214,700, according to the U.S. Census Bureau.  We believe that such price stabilization indicates that new home affordability has been restored to the national housing market.

Due to the national and global recession, the Texas employment market slowed in the fourth quarter of 2008 through the first three quarters of 2009 until beginning to add jobs again in the fourth quarter of 2009 and the first quarter of 2010.  According to the United States Department of Labor, Texas continued this employment growth in the second quarter of 2010 by adding approximately 119,600 jobs in the three months ended June 30, 2010 and has now added approximately 178,700 jobs in the first six months of 2010.  This job growth is on pace to exceed the Federal Reserve Bank of Dallas’ forecast that Texas may add between 100,000 and 200,000 jobs in 2010.  Further, Texas has added nearly 700,000 new jobs over the past five years.  Over those five years, the Texas metropolitan areas of Austin, Dallas-Fort Worth, Houston, and San Antonio ranked as the top four metros for cumulative private job creation in the country, according to the United States Department of Labor.  While, Texas’ unemployment rate increased to 8.2% in June 2010 from 7.8% in June 2009, this was due to an increased labor force, which added nearly 250,000 workers and is close to an all-time high, rather than due to job loss.  Over the twelve month period ended June 2010, Texas added approximately 110,200 net new jobs.  In contrast, the same source states that, while nationally, the United States’ unemployment rate was unchanged from June 2009 to June 2010 (9.5%), the country lost approximately 170,000 jobs, and the labor force fell by more than one million workers.

The Texas Workforce Commission reports that as of June 2010, the unemployment rate for Austin-Round Rock, Texas was 7.4%, unchanged from June 2009.   Dallas-Fort Worth-Arlington, Texas was 8.5%, also unchanged from a year ago.  Houston-Sugar Land-Baytown, Texas was 8.8%, up from 8.2%, while San Antonio, Texas was 7.7%, up from 7.3%.  Austin added 12,400 jobs year over year from June 2009 to June 2010, while Dallas-Fort Worth added 28,200 over that same time period.  During those same 12 months, Houston and San Antonio experienced net losses of 16,000, and 2,200 jobs, respectively.  However, these four cities have added an estimated net total of 438,900 jobs over the past five years: Austin added 79,200 jobs; Dallas-Fort Worth added 129,300 jobs; Houston added 177,000 jobs; and San Antonio added 53,400 jobs.

We believe that Texas cities will continue to be among the first in the country to recover based on employment figures, consumer confidence, gross metropolitan product, and new home demand.  According to the Texas Workforce Commission, Texas tends to enter into recessions after the national economy has entered a recession and usually leads among states in the economic recovery.  The National Bureau of Economic Research has concluded that the U.S. economy entered into a recession in December 2007, ending an economic expansion that began in November 2001.  We believe, based on declines in the Texas Leading Index as prepared by the Federal Reserve Bank of Dallas, that Texas entered into recession in late Fall 2008, trailing the national recession by nearly a year.  We further believe, based on transitions in the Texas Leading Index, that Texas emerged from the recession in the late spring and early summer of 2009 and that the Texas economy is leading a national economic recovery.  The Texas Leading Index has risen significantly since reaching a low of 100.5 in March 2009 and, as of June 2010, was 113.3, which is near the same level as in October 2008. Further, in the last six months, Texas has added more than twice the number of jobs as the next closest state, and the Texas Comptroller of Public Accounts projects that the Texas economy will grow by 2.6% in 2010.

The United States Census Bureau reported in its 2009 Estimate of Population Change for the period from July 1, 2008 to July 1, 2009 that Texas led the country in population growth during that period.  The estimate concluded that Texas’ population grew by 478,012 people, or 2.00%, a number that was 1.25 times greater than the next closest state in terms of raw population growth, California, and more than 3.57 times the second closest state in terms of raw population growth, North Carolina.  The United States Census Bureau also reported that among the 15 counties that added the largest number of residents between July 1, 2008 and July 1, 2009, six were in Texas:  Harris (Houston), Tarrant (Fort Worth), Bexar (San Antonio), Collin (North Dallas), Dallas (Dallas) and Travis (Austin).  In March 2010, the United States Census Bureau reported that Texas’ four major metro areas – Austin, Houston, San Antonio, and Dallas-Fort Worth – were among the top 20 in the nation for population growth from 2008 to 2009. Dallas-Fort Worth-Arlington led the nation in numerical population growth with a combined estimated population increase of 146,530.  Houston-Sugarland-Baytown was second in the nation with a population increase of 140,784 from July 1, 2008 to July 1, 2009.  Austin-Round Rock had an estimated population growth of 50,975 and San Antonio had an estimated population growth of 41,437 over the same period.  The percentage increase in population for each of these major Texas cities ranged from 2.0% to 3.1%.

The First Quarter 2010 U.S. Market Risk Index, a study prepared by PMI Mortgage Insurance Co., the U.S. subsidiary of The PMI Group, Inc., which ranks the nation’s 50 largest metropolitan areas through the first quarter of 2010 according to the likelihood that home prices will be lower in two years, reported that Texas cities are among the nation’s best for home price stability.  This index analyzes housing price trends, the impact of foreclosure rates, and the consequence of excess housing supply on home prices.  The quarterly report projects that there is a 29.1% chance that Dallas/Fort Worth-area home prices will fall during the next two years; a 41.3% chance that Houston-area home prices will fall during the next two years; a 12.0% chance that San Antonio-area home prices will fall during the next two years; and a 60.1% chance that Austin-area home prices will fall during the next two years.  Except for the Austin area, all Texas metropolitan areas included in the report are among the nation’s top twenty least-likely areas to experience a decline in home prices in two years.  San Antonio, Texas is ranked the second least-likely; Fort Worth-Arlington, Texas is eighth least-likely; Dallas-Plano-Irving, Texas is ninth least-likely;  Houston-Sugar Land-Baytown, Texas is fourteenth least-likely; and the Austin area is ranked the twenty-first least-likely.

In their  first quarter Purchase Only Price Index, the FHFA reports that Texas had a home price appreciation of 0.53% between the first quarter of 2009 and the first quarter of 2010, which is better than the national average of -3.07%.  The FHFA’s all-transaction price index report provides that existing home price appreciation between the first quarter of 2009 and the first quarter of 2010 for (a) Austin was -1.98%; (b) Houston was -1.26%; (c) Dallas was -2.64%; (d) Fort Worth was -2.92%; (e) San Antonio was -2.62%; and (f) Lubbock was -1.39%.  However, each city remains well above the national average in the same index, which was -6.78% for the same period.  Besides sales prices, the all-transaction price index report also tracks average house price changes in refinancings of the same single-family properties utilizing conventional, conforming mortgage transactions.

The Texas Comptroller of Public Accounts notes that the rate of foreclosures and defaults in Texas has remained generally stable for the past three years.  The national foreclosure tracking service, RealtyTrac, estimates that the Texas June 2010 foreclosure rate is nearly half the national average, which is consistent with the Federal Reserve Bank of Dallas’ forecast in its economic letter for the fourth quarter of 2009 that the Texas foreclosure rate will continue to remain below the national average in 2010.  We do not expect the four major Texas housing markets to be materially adversely affected by foreclosures and anticipate that home foreclosures will continue to be mostly concentrated in the bubble market states of California, Florida, Arizona, and Nevada.  Homebuilding and residential construction employment are likely to remain generally weak for some time, but Texas again will likely continue to outperform the national standards.  We believe that Texas’ housing sector is healthier, the cost of living and doing business is lower, and its economy is more dynamic and diverse than the national average.

In contrast to the conditions of many homebuilding markets in the country, new home sales are greater than new home starts in Texas markets, indicating that home builders in Texas continue to focus on preserving a balance between new home demand and new home supply.  We believe that home builders and developers in Texas have remained disciplined on new home construction and project development.   New home starts have been declining year over year and are outpaced by new home sales in all four major Texas markets where such data is available: Austin, Dallas-Fort Worth, Houston and San Antonio.  Inventories of finished new homes and total new housing (finished vacant, under construction, and model homes) remain at healthy and balanced levels in all of these major Texas markets.  Each major Texas market experienced a rise in the number of months of finished lot inventories as homebuilders reduced the number of new home starts in 2008, causing each major Texas market to reach elevated levels.  However, the number of finished lots available in each market has fallen significantly even as the month’s supply has risen.  As of June 2010, Houston has an estimated inventory of finished lots of approximately 32.5 months, Austin has an estimated inventory of finished lots of approximately 40.9 months, San Antonio has an estimated inventory of finished lots of approximately 49.6 months, and Dallas-Fort Worth has an estimated inventory of finished lots of approximately 56.0 months.  A 24-28 month supply is considered equilibrium for finished lot supplies.

As stated above, the elevation in month’s supply of finished lot inventory in Texas markets owes itself principally to the decrease in the pace of annual starts rather than an increase in the raw number of developed lots, and as the homebuilders begin to increase their pace of home starts, we expect to see the month’s supply of lot inventory rapidly improve.  Indeed, the number of finished lots available in each Texas market has been significantly reduced from their peaks.  Since peaking in the first quarter of 2008, Houston’s finished lot supply has fallen 20.5% from 73,340 to 58,331 in the second quarter of 2010.  San Antonio’s finished lot inventory has fallen 14.2% to 33,995 since peaking at 39,618 in the third quarter of 2008.  Austin’s finished lot inventory peaked in the third quarter of 2008 at 31,628, and has fallen 20.7% to 25,088.  The finished lot inventory for Dallas-Fort Worth peaked in the first quarter of 2008 at 97,504 lots and has fallen 20.8% to 77,203 lots.  Such inventory reduction continued in the second quarter of 2010, as the number of finished lots dropped by nearly 1,300 in Austin, more than 1,900 lots in San Antonio, nearly 2,700 lots in Houston, and more than 3,600 lots in Dallas-Fort Worth.  Annual starts in each of the Austin, San Antonio, Houston, and Dallas-Fort Worth markets are outpacing lot deliveries.  With the discipline evident in these markets, we expect to see a continued decline in raw numbers of finished lot inventories in coming quarters as new projects have been significantly reduced.  In correlation, we expect to see increased finished lot sales in late 2010 and in 2011 as homebuilders continue to replenish their inventory.

Texas markets continue to be some of the strongest homebuilding markets in the country.  The pace of homebuilding in Texas has slowed over the past four years as a result of the national economic downturn, but has begun to improve on a year-over-year basis in each major Texas home market: Austin, Dallas-Fort Worth, Houston, and San Antonio.  In each of these markets, new home starts improved on a year-over-year basis by between 11% and 39% in the quarter ended June 30, 2010.  While the decline in housing starts caused the month supply of vacant lot inventory to become elevated from its previously balanced position, it also preserved a balance in housing inventory.  Annual new home sales in Austin slightly outpace starts 7,553 versus 7,360, with annual new home sales declining year-over-year by approximately 15.80%.  Finished housing inventory fell to a healthy level of 2.8 months, while total new housing inventory (finished vacant, under construction and model homes) rose to a slightly elevated 6.9 months.  The generally accepted equilibrium levels for finished housing inventory and total new housing inventory are a 2-to-2.5 month supply and a 6.0 month supply, respectively.  Like Austin, San Antonio is also a relatively healthy homebuilding market.  Annual new home starts in San Antonio run slightly ahead of sales 8,226 versus 8,042, with annual new home sales declining year-over-year by approximately 10.55%.  Finished housing inventory fell to a generally healthy level with a 2.7 month supply. Total new housing inventory rose to a slightly elevated 6.8 month supply.  Houston, too, is a relatively healthy homebuilding market.  Annual new home sales there outpace starts 22,946 versus 21,568, with annual new home sales declining year-over-year by approximately 9.63%.  Finished housing inventory is slightly elevated at a 3.0 month supply while total new housing inventory fell to a generally healthy 6.6 month supply, respectively.  Dallas-Fort Worth is a relatively healthy homebuilding market as well.  Annual new home sales in Dallas-Fort Worth outpace starts 17,345 versus 16,544, with annual new home sales declining year-over-year by approximately 14.13%.  Finished housing inventory fell slightly to a 3.1 month supply, while total new housing inventory fell to a 6.7 month supply, respectively, each measurement slightly above the considered equilibrium level.  All numbers are as released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information.

The Real Estate Center at Texas A&M University has reported that inventory levels have become slightly elevated, most likely because residents in these markets are becoming more comfortable putting their homes up for sale as sales of existing homes were healthy in Texas markets through the second quarter.  The year-to-date sales pace has increased between 8% and 16% in each of the four largest Texas markets, possibly as a result of the federal home buyer tax credit.  In June 2010, the number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth, and Lubbock was 7.2 months, 7.5 months, 6.8 months, 6.9 months, and 6.5 months, respectively.  San Antonio’s inventory is more elevated with an 8.2 month supply of homes for sale.  Like new home inventory, a 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market.  In June 2010, the number of existing homes sold to date in (a) Austin was 10,909, up 16% year-over-year; (b) San Antonio was 9,651, up 13% year-over-year; (c) Houston was 30,246, up 10% year-over-year, (d) Dallas was 23,087, up 8% year-over-year, (e) Fort Worth was 4,429, up 13% year-over-year, and (f) Lubbock was 1,606, down 1% year-over-year.  As home prices increase, we expect more sellers to enter the market, believing that prices will continue to increase.

In managing and understanding the markets and submarkets in which we make and purchase loans, we monitor the fundamentals of supply and demand.  We track the economic fundamentals in each of the markets in which we make loans by analyzing demographics, household formation, population growth, job growth, migration, immigration and housing affordability.  We also watch movements in home prices and the presence of market disruption activity, such as investor or speculator activity that can create false demand and an oversupply of homes in a market.  Further, we study new home starts, new home closings, finished home inventories, finished lot inventories, existing home sales, existing home prices, foreclosures, absorption, prices with respect to new and existing home sales, finished lots and land, and the presence of sales incentives, discounts, or both, in a market.

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

Developers and home builders to whom we make mortgage loans or whose loans we purchase use the proceeds of such loans to develop raw real estate into residential home lots.  The developers obtain the money to repay these development loans by selling the residential home lots to home builders or individuals who will build single-family residences on the lots, receiving qualifying site improvement reimbursements, and by obtaining replacement financing from other lenders.  If interest rates increase, the demand for single-family residences may decrease.  Also, if mortgage financing underwriting criteria become stricter, demand for single-family residences may decrease.  In such an interest rate and/or mortgage financing climate, developers may be unable to generate sufficient income from the resale of single-family residential lots to repay loans owned by us, and developers’ costs of funds obtained from lenders in addition to us may increase as well.  If credit markets deteriorate, developers may not be able to obtain replacement financing from other lenders.  Accordingly, increases in single-family mortgage interest rates, decreases in the availability of mortgage financing, or decreases in the availability of replacement financing could increase the number of defaults on development loans made or purchased by us.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate and interest rates generally, that we reasonably anticipate to have a material impact on either the income to be derived from our investments in mortgage loans or entities that make mortgage loans, other than those referred to in this Quarterly Report on Form 10-Q.  The disruption of mortgage markets, in combination with a significant amount of negative national press discussing constriction in mortgage markets and the poor condition of the national housing industry, including declining home prices, have made potential new home purchasers and real estate lenders very cautious.  The economic downturn, the failure of highly respected financial institutions, significant volatility in equity markets around the world, unprecedented administrative and legislative actions in the United States, and actions taken by central banks around the globe to stabilize the economy have further caused many prospective home purchasers to postpone their purchases.

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

Interim Loan Portfolio Overview

The deterioration in the residential mortgage market, specifically the discontinuation of sub-prime and Alt – A products, referred to herein as the sub-prime credit crisis, and the continued slowdown in new home sales are directly and indirectly affecting the ability of our interim loan borrowers to sell the assets securing their loans, pay interest due us and repay the interim loans when due.  New and existing home financing solutions are being introduced by both the private and public sectors.  Housing inventories are slowly beginning to reduce to sustainable levels.  However, consumer confidence remains low.   Industry-wide lenders are reevaluating and restructuring credits affected by residential mortgage markets as housing sales decline.  Overall recovery of the single family housing industry is likely to be prolonged.  We believe that a pragmatic and pro-active approach to managing our interim loan credits will allow us to maximize repayments and properly report asset values.  In consideration of the above, we are:

•	ceasing the origination of, and reducing our investment in, interim loans dependent on sub-prime and Alt-A mortgage products for repayment of our loan.

•	accepting a secured note from UMTHLC for shortfalls from foreclosed properties to enable UMTHLC to efficiently manage past due and foreclosed accounts throughout the duration of the credit crisis.

•	increasing loss reserves for certain deficiency loans where full collection of the indebtedness is not assured.

•	re-evaluating collateral value on specific loans deemed to be affected by current mortgage and housing environments and reserving for unsecured deficiencies.

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

Results of Operations

Revenues

The three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Revenues for the three months ended June 30, 2010, were approximately $2,228,000 compared to approximately $2,363,000 for the comparable period in the prior year.  This decrease of interest income of approximately $135,000 was due primarily to the reduction of interest income from affiliate construction loans and land development loans of approximately $346,000 and $116,000, respectively,  resulting from the payoffs of these loans. These decreases were partially offset by increased interest income earned on the UMTHLC Deficiency Loan, the UMTHLC Line of Credit, non-affiliate construction loan balances and the UDF Line of Credit of approximately $119,000, $19,000, $34,000, and  $155,000, respectively, due to increases in these loan balances outstanding during the period.

The six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Revenues for the six months ended June 30, 2010, were approximately $4,487,000 compared to approximately $4,501,000 for the comparable period in the prior year.  This decrease of approximately $14,000 was due primarily to the reduction of interest income from affiliate loans and land development loans of approximately $604,000 and $180,000, respectively, due to pay offs of these loan balances. These decreases were partially offset by increased interest income of approximately $239,000, $134,000, $124,000, 144,000, $110,000 and $19,000 due to increases in the UMTHLC Deficiency Loan, the UMTHLC Line of Credit, non-affiliate construction loan balances, the UDF Line of Credit, Residential Mortgages, and Recourse Obligations, respectively.

The three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009.

Revenues from interim loans accounted for approximately 41% of revenues for the three months ended June 30, 2010 compared to 54% in the same period in the prior year.  Revenues from interim loans accounted for approximately 42% of revenues for the six months ended June 30, 2010 compared to 56% in the same period in the prior year.  The decline in our interim portfolio was a function of our intention to cease the origination of and reduce our investment in interim construction loans secured by modular and manufactured homes and related lots.

During the three months ended June 30, 2010 and June 30, 2009, approximately 27% and 21%, respectively, of our revenues were derived from lines of credit and lot banking transactions, (these secured loans for the acquisition and development of single-family home lots are referred to as “land development loans” and “lot banking transactions”).  Approximately 27% and 21% of our revenues were derived from lines of credit and lot banking transactions during the six months ended June 30, 2010 and June 30, 2009, respectively. At June 30, 2010, our investment in the lines of credit to our affiliate, UDF, through the Economic Interest Agreement, and lot banking transactions was approximately $55 million.  We anticipate our investment in construction loans will increase during the remainder of 2010, facilitated by the Company’s line of credit and continued emphasis on this type of investment activity.

During the three months ended June 30, 2010 and June 30, 2009, approximately 12% and 11% of our revenues, respectively, were derived from secured promissory notes issued by affiliates as evidence of their accrued obligations to reimburse UMT for any defaulted loans that we acquired from them, which notes we refer to as “Recourse Obligations.”  During the six months ended June 30, 2010 and June 30, 2009, approximately 11% and 11% of our revenues, respectively, were derived from secured promissory notes issued by affiliates.

The affiliate secured notes require the originating company to make certain interest and principal payments, as defined by the agreements.  Further, these notes are liquidated by any distributions paid to the originating company with respect to the pledged Class C and Class EIA units of UMTH.  UMTH has guaranteed the obligations of CRG, SCMI and RAFC under the affiliate secured notes up to the maximum loan amounts defined in the respective notes.  The sub-prime credit crisis, as well as the decline in new home sales, have indirectly adversely affected the earnings of UMTH which, in turn, is expected to have an adverse effect on the distributions associated with the security pledged for the Recourse Obligations.  The Company monitors the value of the security pledged by the originating companies and will consider further modifications to the Recourse Obligations notes to allow UMTH to structure payments under the Recourse Obligations in relation to its earnings, as impacted by the mortgage market and new home sales environments.  Any such modifications would be likely to result in a decline in the return being realized by the Company under the Recourse Obligation secured notes.

Expenses

Operating expenses for the three months ended June 30, 2010 and June 30, 2009, were approximately $1,388,000 and $1,238,000, respectively.  Operating expenses for the six months ended June 30, 2010 and June 30, 2009, were approximately $2,415,000 and $2,200,000, respectively.  The increase from the prior year is due primarily to increased interest expense from the bank line of credit initiated in August 2009.  Other fluctuations in operating expense line items are discussed below for the three and six month periods ended June 30, 2010:

Trust administration fees – Approximately $282,000 and $256,000 (a 10% increase) between the comparable three month periods ended June 30, 2010 and 2009, respectively, and  approximately $556,000 and $514,000 (a 8% increase) between the comparable six month periods ended June 30, 2010 and 2009, respectively. This fee is approximately 1/12 of 1.0% monthly of total assets under management.  The increase in the fee is due to an increase in the Company’s qualifying assets under management during these periods.

General and administrative expenses - Approximately $600,000 and $310,000 (a 93% increase) between the comparable three month periods ended June 30, 2010 and 2009, respectively, and approximately $959,000 and $609,000 (a 57% increase) between the comparable six month periods ended June 30, 2010 and 2009, respectively.  The increase was primarily due to increases in REO expenses resulting from transfers of performing real estate owned property from UMTHLC during the fourth quarter of 2009, along with increased legal expenses associated with pursuing claims against former borrowers on whom we have foreclosed.

Provision for loan losses - The Company recorded a provision for loan losses for the three months ended June 30, 2010 and 2009 of approximately $381,000 and $670,000, respectively.  For the six months ended June 30, 2010 and 2009, we recorded a provision of approximately $689,000 and $1,073,000, respectively.  The Company realized loan losses of approximately $491,000 and $371,000 during the comparable six-month periods of 2010 and 2009, respectively.  The provision for loan losses expense estimate was lowered in 2010 as management believes the Company is adequately reserved for expected future losses at this time however loss reserves are estimates of future losses based on historical default rates, estimated losses on the sale of real estate owned and expectations of future economic conditions and activity.  The Company continually re-evaluates collateral value on specific loans deemed to be affected by current mortgage and housing environments and intends to establish reserves for any expected deficiencies that are not otherwise secured.  From inception through June 30, 2010, we have acquired approximately $847 million of loans.  We have recorded losses approximating 1.3% of those assets to date.  We anticipate loan losses to continue, primarily in our long-term and un-affiliated construction loan portfolio, and therefore continue to assess the adequacy of our loan loss reserves.

Net income was approximately $840,000 and $1,125,000 for the three months ended June 30, 2010 and 2009, respectively.  Net income was approximately $2,072,000 and $2,301,000 for the six months ended June 30, 2010 and 2009, respectively.  Specific variances are explained in more detail above.  Earnings per share of beneficial interest for the three months ended June 30, 2010 and 2009 were $0.13 and $0.18 per share, respectively. Earnings per share of beneficial interest for the six months ended June 30, 2010 and 2009 were $0.32 and $0.36 per share, respectively.

Distributions, per weighted average share of beneficial interest, to shareholders were $0.14 and $0.30 per share for the three months ended June 30, 2010 and 2009, respectively and $0.29 and $0.39 per share for the six months ended June 30, 2010 and 2009, respectively.  We distributed approximately 90% of our net income during the six months ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

Sources and Uses of Funds

Cash flows from operating activities are generally the result of net income adjusted for provision for loan losses, depreciation and amortization expense and (increases) decreases in accrued interest receivable and accounts payable and accrued liabilities (including affiliates).  Cash provided by operations was approximately $1,738,000 and $958,000 during the six months ended June 30, 2010 and 2009 respectively.

Cash flows used in investing activities generally reflect fundings and payments received from lending activities.  The Company used approximately $1,784,000 and $13,000 of cash flows from investing activities during the six months ended June 30, 2010 and June 30, 2009 respectively.

Cash flows from financing activities generally reflect proceeds from the issuance of shares, borrowings or repayments on the line of credit, the purchase of treasury stock and the payment of dividends.  Cash of approximately $857,000 was provided by financing activities during the six months ended June 30, 2010 and cash of approximately $2,848,000 was used in financing activities during the six months ended June 30, 2009.

Credit Facilities

During August 2009, the Company entered into a revolving line of credit facility with a bank for $5,000,000.  The line of credit bears interest at prime plus one percent, with a floor of 5.50% and requires monthly interest payments.  Principal and all unpaid interest will be due at maturity, which is August 2012. The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit.  The outstanding balance on this line of credit was approximately $5,000,000 and $3,788,000 at June 30, 2010 and December 31, 2009 respectively.

On April 21, 2010, the Company entered into a new term loan credit facility with a bank for $1,600,000.  The loan bears interest at prime plus one percent, with a floor of 7.0%, and requires monthly interest payments.  Principal and all unpaid interest will be due at maturity which is October 21, 2011.  The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan.  The outstanding balance on this loan at June 30, 2010 was approximately $1,346,000.

Our primary sources of funds for liquidity consist of our dividend reinvestment plan, repayments of principal on our loans made to purchase mortgage investments, and bank lines of credit.  The table below summarizes certain liquidity sources and uses for the six-month periods ended June 30, 2010 and June 30, 2009:

	2010	2009
Shares issued	17,861	27,315
Dividend reinvestment proceeds	$284,000	$518,000
Number of shares returned to treasury	15,970	45,159
Value of shares repurchased	$(292,000)	$(849,000)
Principal receipts:
First lien mortgage notes and trust receivables	$763,000	$86,000
Real estate owned	$18,907,000	$369,000
Interim loans	$54,000	$683,000
Interim loans, affiliates	$25,441,000	$1,058,000
Lines of credit	$24,126,000	$7,045,000
Lines of credit, affiliates	$3,612,000	$8,874,000
Net borrowings – line of credit payable	$2,558,000	-

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

Shares issued in the aggregate, as of June 30, 2010 and 2009 were 8,282,477 and 8,245,906, respectively.  Shares retired to treasury through our share redemption plan in the aggregate were 1,857,703 and 1,827,181 through June 30, 2010 and 2009, respectively. Total shares outstanding were 6,424,774 and 6,418,725, at June 30, 2010 and 2009, respectively.  As of June 30, 2010, inception to date gross offering proceeds from all public offerings were approximately $165,271,000 and net proceeds after fees, marketing reallowance and commissions were approximately $146,544,000.

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

Subsequent Events

On July 1, 2010, UMTHLC amended and restated the variable amount promissory note dated December 31, 2007 (See Note 3), in the amount of $25,000,000.  The note bears interest at the rate of 6% and requires quarterly payments of principal and interest commencing on July 1, 2010 and on the first day of September 2010 and the first day of January, April, July and October of 2011 and each succeeding year based upon a fifteen (15) year amortization of the principal balance.  This note is due and payable in full on June 30, 2015.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, consisting of the individual who serves as our President, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2010.  Based on such evaluation, management has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the second fiscal quarter of 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There is currently no established public trading market for our shares.  As an alternative means of providing limited liquidity for our shareholders, we maintain a Share Redemption Plan, (“SRP”).  Under the terms of our plan as modified and effective on May 1, 2009, shareholders who have held their shares for at least one year are eligible to request that we repurchase their shares. In any consecutive 12 - month period we may not repurchase more than 5% of the outstanding shares at the beginning of the 12 - month period. The repurchase price is based on the “Net Asset Value” (NAV) as of the end of the month prior to the month in which the redemption is made. The NAV will be established by our Board of Trustees no less frequently than each calendar quarter. For reference, at June 30, 2010 and December 31, 2009 the NAV was $15.89 and $15.86 per share, respectively. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests. A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that that the request is made within 270 days after of the event giving rise to such exigent circumstances.  Shares will be redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter will be carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder.  Repurchases are subject to cash availability and Trustee discretion.

Share repurchases have been at prices between NAV, which is calculated and adjusted as necessary on a quarterly basis, and $20 per share. Shares repurchased at the lower price were 1) shares held by shareholders for less than 12 months or 2) shares purchased outside of our SRP.  Our stated NAV at June 30, 2010 and December 31, 2009 was $15.89 and $15.86 per share, respectively.

The following table sets forth information relating to shares of beneficial interest repurchased into treasury during the period covered by this report.

Month	Total number of shares repurchased	Average Purchase Price	Total number of shares purchased as part of a publicly announced plan	Total number of shares purchased outside of plan
January	7,688	$19.12	5,462	2,226
February	-	-	-	-
March	-	-	-	-
April	8,282	$17.52	4,722	3,560
May	-	-	-	-
June	-	-	-	-
Totals	15,970	$18.29	10,184	5,786

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

On June 21, 2010 the Company entered into a second amendment to our subordination and intercreditor agreement.  See Exhibit 10.1.

On July 1, 2010 the Company executed an Amended and Restated Variable Amount Promissory Note with UMTH Lending Company L.P.  See Exhibit 10.2.

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
**

10.1	Second Amended and Restated Subordination and Intercreditor Agreement entered into as of June 21, 2010, by and between the Company, UDF and a private investor.
10.2	Amended and Restated Variable Amount Promissory Note between the Company and UMTH Lending Company, L.P. dated July 1, 2010.
10.3
Economic Interest Participation Agreement and Purchase Option between United Mortgage Trust and UDF III dated September 19, 2008 (filed as Exhibit 10.1 to Form 10-Q for the Quarter Ended September 30, 2008 and incorporated herein by reference)

10.4
Participation Agreement between United Mortgage Trust and UDF III dated September 30, 2008 (filed as Exhibit 10.2 t o Form 10-Q for the Quarter Ended September 30, 2008 and incorporated here in by reference)

10.5	Form of Mortgage Servicing Agreement between the Company and South Central Mortgage, Inc. at a later date assigned to Prospect Service Corp.	*

10.6
Second Amended Secured Line of Credit Promissory Note and Security Agreement between the Company and United Development Funding, L.P. dated June 20, 2006 (incorporated by reference from Form 8-K filed June 21, 2006)

10.7	Secured Variable Amount Promissory Note dated December 31, 2005 issued by Capital Reserve Group, Inc. (incorporated by reference from Form 8-K filed March 31, 2006)
10.8	Secured Variable Amount Promissory Note dated December 31, 2005 issued by South Central Mortgage, Inc. (incorporated by reference from Form 8-K filed March 31, 2006)
10.9	Secured Variable Amount Promissory Note dated December 31, 2005 issued by Ready America Funding Corp. (incorporated by reference from Form 8-K filed March 31, 2006)
10.10
Form of Assignment of Limited Partnership Interest as Collateral Dated December 31, 2005 between the Company and Capital Reserve Group, Inc., South Central Mortgage, Inc., Ready America Funding Corp. and WLL, L.P. (incorporated by reference from Form 8-K filed March 31, 2006)

10.11	Guaranty dated December 31, 2005 between the Company and Ready Mortgage Corp. (incorporated by reference from Form 8-K filed March 31, 2006)
10.12	Guaranty dated December 31, 2005 between the Company and WLL, L.P. (incorporated by reference from Form 8-K filed March 31, 2006)
10.13	Guaranty dated December 31, 2005 between the Company and UMT Holdings, L.P. (incorporated by reference from Form 8-K filed March 31, 2006)
10.14	Intercreditor and Subordination Agreement dated December 31, 2005 between the Company and UMT Holdings, L.P. (incorporated by reference from Form 8-K filed March 31, 2006)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

UNITED MORTGAGE TRUST

Date: August 16, 2010	By	/s/ Stuart Ducote
President