Form 10-Q
period 2010-09-30
UNITED MORTGAGE TRUST
filed 2010-11-15
CIK 101390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the Registrant’s shares of beneficial interest, par value $0.01 per share, as of the close of business on November 15, 2010 was 6,421,198.

UNITED MORTGAGE TRUST
INDEX

PART I - FINANCIAL INFORMATION

UNITED MORTGAGE TRUST
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$320,140	$338,336

Mortgage investments:
Investment in trust receivable	1,326,363	2,023,327
Investment in residential mortgages	5,704,356	5,005,413
Interim mortgages, affiliates	25,136,214	34,249,793
Interim mortgages	248,585	294,600
Allowance for loan losses	(489,508)	(222,463)
Total mortgage investments	31,926,010	41,350,670

Line of credit receivable, affiliates	69,166,788	63,303,613
Line of credit receivable	5,760,359	8,202,706
Accrued interest receivable, net	200,320	320,195
Accrued interest receivable, affiliates, net	16,663,411	9,448,192
Recourse obligations, affiliates	18,337,248	16,449,734
Real estate owned, net	16,214,993	9,426,875
Deficiency notes	7,682,179	7,189,311
Deficiency note, affiliates	12,187,419	10,315,478
Allowance for loan losses – deficiency notes	(4,745,660)	(4,314,128)
Other assets	365,232	504,617
Total assets	$174,078,439	$162,535,599

Liabilities and Shareholders’ Equity
Liabilities:
Dividend payable	$310,000	$310,000
Long term debt	6,346,216	3,788,477
Accounts payable and accrued liabilities	879,194	793,775
Accounts payable and accrued liabilities, affiliates	7,858,432	1,990,108
Participation payable, affiliate	57,050,973	53,768,482
Notes payable	168,477	-
Total liabilities	72,613,292	60,650,842

Commitments and contingencies

Shareholders' equity:
Shares of beneficial interest; $0.01 par value; 100,000,000 shares authorized; 8,291,242 and 8,264,616 shares issued in 2010 and 2009, respectively; and 6,425,680 and 6,422,883 outstanding in 2010 and 2009, respectively	82,825	82,646
Additional paid-in capital	146,682,910	146,259,724
Cumulative distributions in excess of earnings	(9,145,632)	(8,731,773)
	137,620,103	137,610,597
Less treasury stock of 1,865,562 and 1,841,733 shares in 2010 and 2009, respectively, at cost	(36,154,956)	(35,725,840)
Total shareholders' equity	101,465,147	101,884,757
Total liabilities and shareholders' equity	$174,078,439	$162,535,599
See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Interest income, affiliates	$952,985	1,919,845	$4,590,716	5,758,503
Interest income	429,119	366,533	1,278,603	1,028,471
	1,382,104	2,286,378	5,869,319	6,786,974
Expenses:
Trust administration fee	289,159	260,296	844,994	773,853
Loan servicing fee	7,760	2,970	18,015	6,762
General and administrative	348,262	209,434	1,307,342	818,652
Provision for loan losses	302,576	670,000	991,406	1,742,500
Interest expense	120,219	26,528	320,962	27,117
	1,067,976	1,169,228	3,482,719	3,368,884

Net income	$314,128	1,117,150	$2,386,600	3,418,090

Net income per share of beneficial interest	$0.05	$0.17	$0.37	$0.53

Weighted average shares outstanding	6,422,762	6,417,973	6,421,945	6,417,206

Distributions per weighted share outstanding	$0.15	$0.14	$0.44	$0.59

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating Activities
Net income	$2,386,600	$3,418,090
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	991,406	1,742,500
Depreciation and amortization	1,782	1,035
Changes in assets and liabilities:
Accrued interest receivable, net	19,880	(162,978)
Accrued interest receivable, affiliates, net	(1,793,578)	(2,735,473)
Other assets	137,600	(105,294)
Accounts payable and accrued liabilities	(550,384)	143,045
Accounts payable and accrued liabilities, affiliates	546,681	(338,073)
Net cash provided by operating activities	1,739,987	1,962,852

Investing Activities
Investments in trust receivables	(85,977)	(3,251)
Principal receipts on trust receivables	782,941	110,622
Investments in residential mortgages	(1,162,602)	(100,200)
Principal receipts on residential mortgages	463,658	41,633
Investment in interim mortgages and deficiency notes	(2,372,509)	(1,224,788)
Principal receipts on interim mortgages and deficiency notes	53,715	10,011
Investments in interim mortgages, affiliates	(548,645)	(310,471)
Principal receipts on interim mortgages, affiliates	9,662,225	1,493,014
Investments in recourse obligations, affiliates	(1,941,014)	(144,469)
Principal receipts from recourse obligations, affiliates	53,501	213,490
Principal receipts from (investments in) lines of credit receivable, affiliates	(2,580,684)	(1,076,586)
Principal receipts from (investments in) lines of credit receivable	2,442,347	(2,156,448)
Investments in real estate owned	(9,859,752)	(7,300)
Principal receipts from real estate owned	3,414,608	723,516
Net cash used in investing activities	(1,678,188)	(2,431,227)

Financing Activities
Proceeds from issuance of shares of beneficial interest	423,364	667,473
Net borrowings on line of credit payable	2,557,739	3,575,000
Proceeds from notes payable	168,477	-
Purchase of treasury stock	(429,115)	(994,949)
Dividends	(2,800,460)	(3,446,754)
Net cash used in financing activities	(79,995)	(199,230)

Net decrease in cash and cash equivalents	(18,196)	(667,605)
Cash and cash equivalents at beginning of period	338,336	1,944,271
Cash and cash equivalents at end of period	$320,140	$1,276,666

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited)

	Nine Months Ended September 30,
	2010	2009
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$272,638	$18,570
Noncash Activity:
Transfers of affiliate and non-affiliate loans to foreclosed properties or recourse obligations	8,073,332	-
Line of credit receivable, affiliate	(3,282,492)	(13,222,800)
Participation payable, affiliate	3,282,492	13,222,800
Accrued interest receivable, affiliate	(5,321,645)	508,378
Accounts payable and accrued liabilities, affiliate	5,321,645	(508,378)

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

The consolidated financial statements include the accounts of the Company and certain wholly-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2009, included in our Annual Report on Form 10-K filed with the SEC on March 31, 2010.  Operating results for the nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.  Certain prior period amounts have been reclassified to conform to current period presentation.

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

As of September 30, 2010 and December 31, 2009, the Company had two deficiency notes with non-affiliates in the amount of approximately $7,682,000 and $7,189,000, respectively. The Company has recorded reserves of approximately $4,746,000 and $4,314,000 against these notes as of September 30, 2010 and December 31, 2009, respectively.  These notes do not accrue interest as the underlying collateral value approximates the note balance, net of reserves.

As of December 31, 2007, UMTH Lending Company, L.P. (“UMTHLC”) issued to the Company a variable amount promissory note in the original amount of $5,100,000 to evidence its deficiency obligations to the Company.  The initial principal amount of the note was approximately $1,848,000. The principal balance will fluctuate from time to time based on the underlying loan activity and the amount of deficiencies realized by the affiliate.  The note bears interest at a rate of 10%, and requires monthly principal and interest payments based on a ten-year amortization for the outstanding principal balance.  The note is secured by a limited guaranty by UMTHGS, the Advisor, equal to a monthly amount not to exceed 33% of the advisory fee received by UMTHGS under the terms of its advisory agreement with the Company.  This note had a balance of approximately $12,187,000 and $10,315,000 at September 30, 2010 and December 31, 2009, respectively.  Per the terms of the Secured Notes, the unpaid principal balance may be greater or less than the initial principal amount of the note and is not considered an event of default.

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

2) UMTHLC is a Delaware limited partnership, and subsidiary of UMTH.  The Company has loaned money to UMTHLC so it can make loans to its borrowers. The loans are collaterally assigned to the Company, as security for the promissory note between UMTHLC and the Company. The unpaid principal balance of the loans at September 30, 2010 and December 31, 2009 was approximately $15,877,000 and $16,842,000, respectively.

On March 26, 2009, the Company executed a secured line of credit promissory note with UMTH Lending, Company, L.P. in the amount of $8,000,000.  The note bears interest at 12.50% per annum, matures on March 26, 2012 and is secured by first lien mortgage interests in single family residential properties.  The outstanding balance on this line of credit at September 30, 2010 and December 31, 2009 was approximately $7,338,000 and $6,194,000 respectively and is included in the UMTHLC unpaid principal balance noted above.

See Note 3 above for discussion of additional related party transactions with UMTHLC.

3) Ready America Funding Corporation (“RAFC”) is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter.  RAFC is in the business of financing interim loans for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors. The Company continues to directly fund obligations under one existing RAFC loan, which was collaterally assigned to the Company, but does not fund new originations. The unpaid principal balance of the loans at September 30, 2010 and December 31, 2009 was approximately $16,597,000 and $23,602,000, respectively.

4) Wonder Funding, LP (“Wonder”) is a Delaware limited partnership that is owned by Ready Mortgage Corp. (“RMC”). RMC is beneficially owned by Craig Pettit, a partner of UMTH and the sole proprietor of two companies that own 50% of RAFC. Wonder is in the business of financing interim loans for the purchase of land and the construction of single family homes and the purchase and renovation of single family homes. The Company has ceased funding any new originations.  As of September 30, 2010 and December 31, 2009, respectively, all remaining obligations owed by Wonder to the Company are included in the recourse obligations discussed below.

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

Name	Initial principal amount	Balance at September 30, 2010	Promissory Note principal amount (2)	Units pledged as security	Units remaining	Estimated Collateral Value (3)
CRG	$2,725,442	$4,424,904	$4,300,000	4,984 Class C and 2,710 Class D	2,949 Class C and 2,710 Class D	$4,934,536
RAFC	$3,243,369	$8,457,943	$7,100,000	9,979 Class C and 6,659 Class D	8,493 Class C, 6,658 Class D	$13,371,077
SCMI	$3,295,422	$3,492,531	$3,488,643	4,545 Class and 3,000 Class D	3,066 Class C and 3,000 Class D	$7,116,159
RAFC / Wonder(1)	$1,348,464	$1,961,870	$1,400,000	1,657 Class C	1,238 Class C	$1,238,000
Wonder Indemnification (1)	n/a	n/a	n/a	$1,134,000	n/a	$704,789
Totals	$10,612,697	$18,337,248	$16,288,643			$27,364,561

(1) Wonder is collateralized by an indemnification agreement from UMTH in the amount of $1,134,000, and is secured by the pledge of 3,870 C Units from RMC. 2,213 of the pledged C Units also cross-collateralize the RAFC obligation.

(2) The CRG, RAFC, SCMI and RAFC/Wonder balances at September 30, 2010, exceeded the stated principal amount per their variable Secured Notes by approximately $125,000, $1,358,000, $4,000 and $562,000, respectively.  Per the terms of the Secured Notes, the unpaid principal balance may be greater or less than the initial principal amount of the note and is not considered an event of default. The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the Unpaid Principal Balance (“UPB”) than originally anticipated and outpaced the minimum principal reductions scheduled for the loans.

(3) Nominal collateral value does reflect pledge of D units of limited partnership interest of UMTH held by WLL, Ltd., RAFC and KLA, Ltd. UMTH D units represent equity interests in UMT Holdings, LP. Pledge of the UMTH D units entitles the beneficiary to a pro-rata share of UMTH partnership D unit cash distributions.

Through September 2007, the Secured Notes incurred interest at a rate of 10% per annum. The CRG, RAFC and RAF/Wonder Secured Notes amortize over 15 years and mature on December 31, 2020. The SCMI Secured Note amortizes over approximately 22 years and matures on December 31, 2027, which was the initial amortization of the deficiency notes from SCMI that were consolidated. The Secured Notes required the originating company to make monthly payments equal to the greater of (1) principal and interest amortized over 180 months and 264 months, respectively, or (2) the amount of any distributions paid to the originating company with respect to the pledged Class C and EIA units. Effective, October, 2007, the recourse loans were modified to accommodate the anticipated increases in principal balances throughout the remaining liquidation periods of the underlying assets, suspended the principal component of the amortized loans for the period of July 2007 through June 2009, and reduced the interest rate from 10% to 6%.  The above modifications have been extended through December 31, 2010.  These loans were reviewed by management and no reserves are deemed necessary at September 30, 2010.

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

6) On June 20, 2006, the Company entered into a Second Amended and Restated Secured Line of Credit Promissory Note (the "Amendment") with UDF, L.P. (“UDF”), a Nevada limited partnership that is affiliated with the Company's Advisor, UMTHGS. The Amendment increased an existing revolving line of credit facility ("UDF Loan") to $45,000,000. The purpose of the Loan is to finance UDF's loans and investments in real estate development projects.  On July 29, 2009, our trustees approved an amendment to increase the revolving line of credit facility to an amount not to exceed $60,000,000.  Effective December 31, 2009, the UDF loan was extended for a period of one year and matures on December 31, 2010.

The UDF Loan is secured by the pledge of all of UDF's land development loans and equity investments pursuant to the First Amended and Restated Security Agreement dated as of September 30, 2004, executed by UDF in favor of UMT (the “Security Agreement”).  Those UDF loans may be first lien loans or subordinate loans.

The UDF Loan interest rate is the lower of 15% or the highest rate allowed by law, further adjusted with the addition of a credit enhancement to a minimum of 14%.

UDF may use the UDF Loan proceeds to finance indebtedness associated with the acquisition of any assets to seek income that qualifies under the Real Estate Investment Trust provisions of the Internal Revenue Code to the extent such indebtedness, including indebtedness financed by funds advanced under the UDF Loan and indebtedness financed by funds advanced from any other source, including Senior Debt, is no more than 85% of 80% (68%) of the appraised value of all subordinate loans and equity interests for land development and/or land acquisition owned by UDF and 75% for first lien secured loans for land development and/or acquisitions owned by UDF.

On September 19, 2008, UMT entered into an Economic Interest Participation Agreement with UDF III pursuant to which UDF III purchased (i) an economic interest in the $45,000,000 revolving credit facility from UMT to UDF and (ii) a purchase option to acquire a full ownership participation interest in the UDF Loan (the “Option”).  On July 29, 2009 our trustees approved an amendment to increase the UDF Loan revolving line of credit facility to an amount not to exceed $60,000,000.

Pursuant to the Economic Interest Agreement, each time UDF requests an advance of principal under the UDF Loan, UDF III will fund the required amount to UMT and UDF III’s economic interest in the UDF Loan increases proportionately. UDF III’s economic interest in the UDF Loan gives UDF III the right to receive payment from UMT of principal and accrued interest relating to amounts funded by UDF III to UMT which are applied towards UMT’s funding obligations to UDF under the UDF Loan. UDF III may abate its funding obligations under the Economic Participation Agreement at any time for a period of up to twelve months by giving UMT notice of the abatement.

The Option gives UDF III the right to convert its economic interest into a full ownership participation interest in the UDF Loan at any time by giving written notice to UMT and paying an exercise price of $100. The participation interest includes all rights incidental to ownership of the UDF Loan and the Security Agreement, including participation in the management and control of the UDF Loan. UMT will continue to manage and control the UDF Loan while UDF III owns an economic interest in the UDF Loan. If UDF III exercises its Option and acquires a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UDF III and UMT will participate in the control and management of the UMT Loan. The UDF Loan matures on December 31, 2010.  At September 30, 2010 and December 31, 2009, UDF III had funded approximately $57,051,000 and $53,768,000, respectively, to UDF under this agreement.  On July 29, 2009 the Company’s trustees approved an amendment to increase the UDF Loan revolving line of credit facility to an amount not to exceed $60,000,000.

The UDF Loan is subordinate to UDF Senior Debt, which includes a loan to UDF from a private investor, in the amount of $15,000,000.

7) Loans are made to certain affiliates of the Advisor. Below is a table of the aggregate principal amount of mortgages funded during the quarters ended September 30, 2010 and September 30, 2009, respectively, from the companies affiliated with the Advisor, and named in the table and aggregate amount of draws made by UDF under the line of credit, during the three quarters indicated:

Affiliated Company	2010	2009
RAFC	$549,000	$95,000
UMTHLC	$1,414,000	$529,000
UDF	$4,778,000	$2,125,000

8) As of August 1, 2006, (now subject to an Advisory Agreement effective January 1, 2010) the Company entered into an Advisory Agreement with UMTHGS. Under the terms of the agreement, UMTHGS is paid a monthly trust administration fee. The fee is calculated monthly depending on the Company’s annual distribution rate, ranging from 1/12th of 1% up to 1/12th of 2% of the amount of average invested assets per month.  During the three months ended September 30, 2010 and September 30, 2009, the net fees paid to the Company’s Advisors were approximately $289,000 and $260,000, respectively. During the nine months ended September 30, 2010 and September 30, 2009, the net fees paid to the Company’s Advisors were approximately $845,000 and $774,000, respectively.

The agreement also provides for a subordinated incentive fee equal to 25% of the amount by which the Company’s net income for a year exceeds a 10% per annum non-compounded cumulative return on its adjusted contributions. No incentive fee was paid during 2010 or 2009.  In addition, for each year in which it receives a subordinated incentive fee, the Advisor will receive a 5-year option to purchase 10,000 shares at a price of $20.00 per share (not to exceed 50,000 shares).  As of September 30, 2010, the Advisor has not received options to purchase shares under this arrangement.

The Advisor and its affiliates are also entitled to reimbursement of costs of materials and services obtained from unaffiliated third parties and for certain sharholder services performed  for the Company’s benefit.  During each of the three months ended September 30, 2010 and September 30, 2009, the Company paid the Advisor approximately $19,000 for costs associated with providing shareholder relations activities.    During each of the nine months ended September 30, 2010 and September 30, 2009, the Company paid the Advisor approximately $57,000 for costs associated with providing shareholder relations activities.

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

9) The Company pays loan servicing fees to PSC, a subsidiary of UMTH, under the terms of a Mortgage Servicing Agreement. During the three months ended September 30, 2010 and September 30, 2009, the Company paid loan servicing fees of approximately $7,800 and $3,000, respectively.  During the nine months ended September 30, 2010 and September 30, 2009, the Company paid loan servicing fees of approximately $18,000 and $7,000, respectively.

10)  The Company paid the second of three annual credit enhancement fees of $50,000 to UDF III, L.P. in September 2010.  This fee is due annually on the anniversary date of the loan and amortized over 12 months as an adjustment to interest expense.

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

6.       Long Term Debt

In August 2009, the Company entered into a revolving line of credit facility with a bank for $5,000,000.  The line of credit bears interest at prime plus one percent, with a floor of 5.50%, and requires monthly interest payments.  Principal and all unpaid interest will be due at maturity, which is August 2012.  The line of credit is collateralized by a first lien security interest in the underlying real estate financed by the line of credit.  The outstanding balance on this line of credit at September 30, 2010 and December 31, 2009 was approximately $5,000,000 and $3,788,000, respectively.

On April 21, 2010, the Company entered into a new term loan credit facility with a bank for $1,600,000.  The loan bears interest at prime plus one percent, with a floor of 7.0%, and requires monthly interest payments.  Principal and all unpaid interest will be due at maturity which is October 21, 2011.  The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan.  The outstanding balance on this loan at September 30, 2010 was approximately $1,346,000.

7.  Subsequent Events

On October 28, 2008, the Company executed two construction loan agreements with a homebuilder.  Each loan agreement had a maximum commitment of up to $15,000,000 to a total maximum commitment of up to $30,000,000 and a termination date of October 28, 2009.  Advances are made at the base rate of 13.0% and are secured by first liens on the projects under construction.  The loan agreements limit advances to no more than 85% of the projected sale price of the finished home (85% LTV) and limits are also in place regarding the number of speculation and model homes allowed in each approved subdivision.  The previous renewal agreement, effective October 28, 2009, renewed these loans with similar terms through October 28, 2010.  Effective October 28, 2010, these loans were renewed, with similar terms, through October 28, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the availability of and our ability to find suitable mortgage investments; the difficulties of the real estate industry generally in response to the “sub-prime crisis,” the “credit crisis,” the current difficulties in the housing and mortgage industries, which has resulted in an increase in defaults and foreclosures,  including the impact thereof on the homebuilding industry, the current economic environment and changes in economic and credit market conditions, changes in interest rates, our ability to adapt to changing circumstances, the continued financial viability of  affiliates to whom we have extended loans, the level of reinvestment of dividends by our shareholders in our dividend reinvestment plan and the requirement to maintain qualification as a real estate investment trust.  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore we cannot give assurance that such statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or by any other person that the results or conditions described in such statements or in our objectives and plans will be realized.  Readers should carefully review our financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2009, as well as those statements contained in this report, and in our other filings with the Securities and Exchange Commission.

In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q may not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009

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

The following table illustrates the percentage of our mortgage portfolio dedicated to each mortgage loan category as of September 30, 2010 and December 31, 2009:

Mortgage Category:	September 30, 2010	December 31, 2009
First lien secured interim mortgages 12 months or less and residential mortgages and contracts for deed	22.24%	27.35%
Secured interim mortgages and line of credit to UMTHLC	14.79%	14.89%
Land development loans	57.60%	50.27%
Finished lot loans	0.00%	1.76%
Construction loans	5.37%	5.73%

The following table summarizes mortgage loans by type and original loan amount held by United Mortgage Trust at September 30, 2010.

Description	No. of Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face amount of Mortgage (1)	Carrying amount of Mortgage (2)	Past Due Amounts (3)
Single family residential 1st mortgages and interim loans (5):
Original balance > $100,000	9	10% - 11%	11/24/11– 5/1/38	n/a	n/a	$1,004,451	$992,082	$608
Original balance $50,000 - $99,999	136	8.5% - 12.75%	8/30/11 – 3/1/39	n/a	n/a	4,118,802	4,068,085	15,318
Original balance $20,000 - $49,999	201	9% - 14.5%	3/1/11 – 5/19/36	n/a	n/a	2,098,335	2,072,497	12,337
Original balance under $20,000	8	9% - 14.5%	12/1/10 – 9/1/31	n/a	n/a	57,716	57,006	233

First Lien secured interim mortgages
Ready America Funding (4)	14	14%	n/a	n/a	n/a	16,596,578	16,392,213	-

Secured, subordinate LOC to UMTH Lending Co., L.P. (4), (5)	83	12.5% - 13.5%	n/a	n/a	n/a	15,877,456	15,681,947	-

Land Development Loans
UDF III Economic Interest Participation	1	14%	12/31/10	n/a	n/a	61,828,968	61,828,968	-

Construction Loans	2	13%	10/28/11	n/a	n/a	5,760,359	5,760,359	-
Totals	454					$107,342,665	$106,853,157	$28,496

(1)	Current book value of loans.
(2)	Net of allowance for loan losses on mortgage loans of $489,508 at September 30, 2010.
(3)	Principal amounts greater than thirty (30) days past due.
(4)	Lines of credit with Ready America Funding and UMTH Lending Co., L.P. are collateralized by 14 and 83 loans, respectively. Principal amounts due upon disposition of assets.
(5)	No specific maturity date as UMT has first lien collateral position in these loans funded by the originator.

Below is a reconciliation and walk forward of mortgage loans, net of allowance for loan losses, for the nine months ended September 30, 2010.

Balance at beginning of period	$112,856,988
Additions during period:
Increase in mortgage loans	28,471,928
Other – increase in UDF III participation	3,282,492
Deductions during period:
Collections of principal	(37,491,207)
Other – decrease in UDF III participation	-
Other (net change in allowance for loan loss)	(267,044)
Balance at close of period	$106,853,157

Material Trends Affecting Our Business

We are a real estate investment trust and derive a substantial portion of our income from loans secured by single-family homes (both finished homes and homes under construction), single-family home lots, and entitled land under development into single-family home lots.  We continue to concentrate our lending activities in the southwest sections of the United States, particularly in Texas.  We believe these areas continue to experience demand for new construction of single-family homes; however, the U.S. housing market has suffered declines over the past three years, particularly in geographic areas that had experienced rapid growth, steep increases in property values and speculation.  National and regional homebuilders responded to this decline by reducing the number of new homes constructed in 2010 and 2009 as compared to 2008 and 2007.  However, we expect to see continued healthy demand for our products as the supply of finished new homes and land is once again aligned with our market demand.

We believe that the housing market has reached a bottom in its four-year decline and has begun to recover.  This recovery likely will be regional in its early stages and will be led by those housing markets with balanced supply, affordable and stable home prices, minimal levels of foreclosures, and strong demand fundamentals.  Nationally, we expect the recovery will continue to experience headwinds from weak demand fundamentals, specifically consumer confidence, employment, as well as from the limited availability of bank financing.  The national consumer confidence index, which fell to record lows during the economic downturn, has recovered somewhat, but remains close to levels historically associated with recession.  Unemployment remains elevated and access to conventional real estate and commercial financing remains limited across most of the country.  These factors pose obstacles to a robust recovery on a national scale.  However, we expect the recovery will be stronger in markets such as Texas, where consumer confidence is nearly 25 points higher than the national index, where job growth has been steady and significant since the beginning of the year, and where 14% of all homebuilding permits in the country are issued.   We believe the fact that new single-family home permits, starts, and sales have all risen from their respective lows, reflects a continued return of real demand for new homes.  However, we anticipate the former bubble markets – principally California, Arizona, Nevada, and Florida – will be slower to recover, as those markets have seen overbuilding and extensive price correction and are experiencing weakened economies and continued foreclosures.

From a national perspective, ongoing credit constriction, a less robust economic recovery, and housing price correction has made potential new home purchasers and real estate lenders cautious.  As a result of these factors, the national housing market has experienced a protracted decline, and the time necessary to correct the market likely means a corresponding slow recovery for the housing industry.

Nationally, capital constraints at the heart of the credit crisis have reduced the number of real estate lenders able or willing to finance development, construction and the purchase of homes and have increased the number of undercapitalized or failed builders and developers.  The number of new homes and finished lots developed also has decreased, which may result in a shortage of new homes and developed lots in select real estate markets in 2010 and more broadly in 2011.  We believe this shortage will be most prominent in markets with balanced supply, stable home prices, and that did not participate in the housing bubble.  With credit less available and stricter underwriting standards, mortgages to purchase homes have become more difficult to obtain in some markets.  To support the secondary residential mortgage market and prevent further deterioration of mortgage lending, the Federal Reserve began an unprecedented program to purchase approximately $1.25 trillion of residential mortgage backed securities between January 5, 2009 and March 31, 2010.  This program ended on March 31, 2010, as scheduled by the Federal Reserve.  As of the date of this quarterly report, the 30-year fixed-rate single family residential mortgage interest rate remains below the rate that was available at the conclusion of the period of Federal Reserve purchases, near record-lows.  We believe that such stability at low rates indicates that the secondary residential mortgage market is operating smoothly independent of the support previously provided by the Federal Reserve.  However, any limitations or restrictions on the availability of financing or on the liquidity provided in the secondary residential mortgage market by Government Sponsored Enterprises such as Fannie Mae and Freddie Mac could adversely affect interest rates and mortgage availability, which could cause the number of homebuyers to decrease, which would increase the likelihood of borrowers defaulting on our loans and, consequently, reduce our ability to pay distributions to our shareholders.

Nationally, new single-family home inventory continued to improve in the third quarter of 2010 from the first and second quarters of 2010, while new home sales fell in the immediate aftermath of the expiration of the federal homebuyer tax credit.  However, the pace of new home sales increased in each sequential month of the third quarter, leading us to believe that the relative pullback in demand will be short-lived.  The national fundamentals that drive home sales are improving in most markets and home affordability remains near record-highs, and we expect the pace of home sales will continue to improve.  The U.S. Census Bureau reports that the sales of new single-family residential homes in September 2010 were at a seasonally adjusted annual rate of 307,000 units.  This number is down slightly from the second quarter figure of 310,000 and down approximately 18.9% year over year from the September 2009 estimate of 391,000.  However, year over year comparisons are distorted by the effects of the federal homebuyer tax credit and its subsequent extension through June 30, 2010.  In September 2009, homebuyers were reacting to an anticipated end of the first-time homebuyer tax credit in November 2009, creating a surge in home closings in the third quarter of 2009.  The tax credit was subsequently extended through June 2010, creating a second surge in home purchases at the expense of third quarter 2010 sales figures.  The combination of a high volume of home sales in the third quarter of 2009 and the hangover effect on third quarter 2010 sales that followed the expiration of the homebuyer tax credit in June 2010, is likely responsible for the wide disparity in sales figures between September 2009 and September 2010.  The seasonally adjusted estimate of new houses for sale at the end of September 2010 was 204,000 – a supply of 8.0 months at the current sales rate.  Through much of the downturn, homebuilders reduced their starts and focused on selling existing new home inventory.  The number of new homes for sale fell by approximately 48,000 units from September 2009 to September 2010.  However, new home inventory fell by just 7,000 units in the third quarter of 2010, which, we believe, indicates that inventory reductions have begun to level off.  We believe that, with such reductions and the relative leveling of inventory over more recent quarters, the new home market has been restored to equilibrium in most markets, even at low levels of demand.  Further, we believe that what is necessary now to regain prosperity in housing markets is the return of healthy levels of demand.

According to the U.S. Census Bureau, new single-family residential home permits and starts fell nationally from 2006 through 2008, as a result and in anticipation of an elevated supply of and decreased demand for new single-family residential homes in that period.  Since early 2009, however, single-family permits and starts have improved significantly.  Single-family homes authorized by building permits in September 2010 were at a seasonally adjusted annual rate of 405,000 units.  While this was a 14.4% decrease year over year from the rate of 473,000 in September 2009, it remains 18.1% higher than the low of 343,000 set in January 2009.  Single-family home starts for September 2010 stood at a seasonally adjusted annual rate of 452,000 units.  This pace represented a year-over-year decrease of 10.8% from the September 2009 estimate of 507,000 units and a 19.7% decline from the peak of 2010 – 563,000 in April 2010 – as home builders adjusted their start rate after the expiration of the homebuyer tax credit.  Again, year over year figures between September 2009 starts and September 2010 home starts are likely distorted by a surge in new home starts, reflecting homebuilders’ efforts to meet third quarter 2009 demand sparked by the anticipated close of the first-time homebuyer tax credit, as well as the significant reduction in new home starts following the June 2010 expiration of the homebuyer tax credit as builders recalibrated their inventory levels.  Even with the reduction in the start rate, the September 2010 pace is still 25.6% higher than the low of 360,000 set in January 2009.  Such increases strongly suggest to us that new home inventories are generally in balance and the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident in 2009.

The primary factors affecting new home sales are home price stability, home affordability, and housing demand.  Housing supply may affect both new home prices and the demand for new homes.  When the supply of new homes exceeds new home demand, new home prices may generally be expected to decline.  Declining new home prices may result in diminished new home demand as people postpone a new home purchase until such time as they are comfortable that stable price levels have been reached.  Also, home foreclosures cause the inventory of existing homes to increase, which may add additional downward price pressure on home prices and cause potential home purchasers to further delay the purchase of a home until such time as they are comfortable that home prices have stabilized.  The converse point is also true and equally important.  When new home demand exceeds new home supply, new home prices may generally be expected to increase; and rising new home prices, particularly at or near the bottom of the housing cycle, may result in increased new home demand as people become confident in home prices and accelerate their timing of a new home purchase.  Hence, we intend to concentrate our investments in housing markets with affordable and stable home prices, balanced supply, lower incidences of foreclosures, and strong demand fundamentals.   These demand fundamentals are generally job growth, the relative strength of the economy and consumer confidence, household formations, and population growth – both immigration and in-migration.

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

While housing woes have beleaguered the national economy, Texas housing markets have held up as some of the best in the country, and Texas is the largest homebuilding market in the country based on the U. S. Census Bureau’s measurements of housing permits and starts.  We intend to focus our investment portfolio in Texas as we believe Texas markets, though weakened from their highs in 2007, have remained fairly healthy due to strong demographics, economies, job growth, balanced housing inventories, stable home prices and high housing affordability ratios.  Texas did not experience the dramatic price appreciation (and subsequent depreciation) that states such as California, Florida, Arizona, and Nevada experienced.  The following graph, created with data from the Federal Housing Finance Agency’s (“FHFA”) Purchase Only Price Index, illustrates the declines in home prices nationally, as well as in California, Florida, Arizona, and Nevada over the past few years.  Price declines have begun to moderate in those states in recent quarters, though, and California’s home price appreciation actually turned positive in the last two quarters.  Further, the graph illustrates how Texas has maintained home price stability throughout the downturn.

According to numbers publicly released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information, the median new home prices for the third quarter of 2010 in the metropolitan areas of Austin, Houston, Dallas, and San Antonio are $212,107, $205,453, $209,482 and $187,932, respectively.  These amounts are all below the September 2010 national median sales price of new homes sold of $223,800, according to estimates released jointly by the U.S. Census Bureau and the Department of Housing and Urban Development.

Using the Department of Housing and Urban Development’s estimated 2010 median family income for the respective metropolitan areas of Austin, Houston, Dallas, and San Antonio, the median income earner in those areas has 1.47 times, 1.34 times, 1.37 times, and 1.30 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area.  These numbers illustrate the high affordability of Texas homes.  Our measurement of housing affordability, as referenced above, is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, based on the average interest rate for September and assuming an annual mortgage insurance premium of 80 basis points for private mortgage insurance, plus a cost that includes estimated property taxes and insurance for the home.  Using the Department of Housing and Urban Development’s 2010 income data to project an estimated median income for the United States of $64,400 and the September 2010 national median sales prices of new homes sold of $223,800, we conclude that the national median income earner has 1.21 times the income required to qualify for a mortgage loan to purchase the median-priced new home in the United States.  This estimation reflects the increase in home affordability in housing markets outside of Texas over the past 36 months, as new home prices in housing markets outside of Texas generally have fallen.  Recently, however, such price declines have begun to stabilize, and the September 2010 national median new home price of $223,800 was actually higher than the September 2009 median new home sales price of $216,600, according to the U.S. Census Bureau.  We believe that such price stabilization indicates that new home affordability has been restored to the national housing market.

Due to the national and global recession, the Texas employment market slowed in the fourth quarter of 2008 through the first three quarters of 2009 until beginning to add jobs again in the fourth quarter of 2009 and into 2010.  According to the United States Department of Labor, while Texas shed the jobs associated with the U.S. Census in the third quarter, the state has now added approximately 145,700 jobs in the first nine months of 2010.  This job growth is consistent with the Federal Reserve Bank of Dallas’ forecast that Texas may add between 100,000 and 200,000 jobs in 2010.  Out of these 145,700 jobs created, 127,900 of them have been in the private sector.  Further, Texas has added approximately 550,700 new jobs over the past five years, 420,300 in the private sector, in contrast to a loss of more than four million private sector jobs in the country as a whole.  Texas’ unemployment rate was unchanged year over year at 8.1% in September 2010 from September 2009, even while adding 19,162 workers to the labor force.  Over that time, Texas added approximately 152,800 net new jobs, which was nearly half of the total of all jobs created in the United States in that same 12 month period (344,000).  The national unemployment rate fell from September 2009 (9.8%) to September 2010 (9.6%).

The Department of Labor also reports that as of September 2010, the unemployment rate for Austin-Round Rock, Texas was 6.8%, down from 7.2% in September 2009.  Dallas-Fort Worth-Arlington, Texas was 7.9%, down from 8.3% a year ago.  Houston-Sugar Land-Baytown, Texas was 8.2%, unchanged from a year ago, while San Antonio, Texas was 7.2%, up from 7.1%.  Austin added 18,000 jobs year over year from September 2009 to September 2010, while Dallas-Fort Worth added 29,200 jobs over that same time period, which were the second and fourth greatest job gains, respectively, of any city in the country over the past 12 months.  San Antonio added 5,100 jobs in that time, and Houston added 500 jobs over that same period.  Taken together, these four cities have added an estimated net total of 329,600 jobs over the past five years: Austin added 72,400 jobs; Dallas-Fort Worth added 72,100 jobs; Houston added 140,100 jobs; and San Antonio added 45,000 jobs. Of those jobs, 232,700 of them have been created in the private sector.

We believe that Texas cities will continue to be among the first in the country to recover based on employment figures, consumer confidence, gross metropolitan product, and new home demand.  According to the Texas Workforce Commission, Texas tends to enter into recessions after the national economy has entered a recession and usually leads among states in the economic recovery.  The National Bureau of Economic Research has concluded that the U.S. economy entered into a recession in December 2007, ending an economic expansion that began in November 2001.  We believe, based on transitions in the Texas Leading Index as prepared by the Federal Reserve Bank of Dallas, that Texas entered into recession in late Fall 2008, trailing the national recession by nearly a year and emerged from the recession in the late spring of 2009.  Further, we believe the Texas economy is leading a national economic recovery.  The Texas Leading Index has risen significantly since reaching a low of 100.5 in March 2009 and, as of September 2010, was 115.1, which is nearly 700 basis points higher than one year ago.  Further, the Conference’s Board’s October measurement of consumer confidence in Texas is nearly 25 points higher than the national average, and the Texas Comptroller of Public Accounts projects that the Texas economy will grow by 3.0% in 2010.

The U.S. Census Bureau reported in its 2009 Estimate of Population Change for the period from July 1, 2008 to July 1, 2009 that Texas led the country in population growth during that period.  The estimate concluded that Texas’ population grew by 478,012 people, or 2.00%, a number that was 1.25 times greater than the next closest state in terms of raw population growth, California, and more than 3.57 times the second closest state in terms of raw population growth, North Carolina.  The U.S. Census Bureau also reported that among the 15 counties that added the largest number of residents between July 1, 2008 and July 1, 2009, six were in Texas:  Harris (Houston), Tarrant (Fort Worth), Bexar (San Antonio), Collin (North Dallas), Dallas (Dallas) and Travis (Austin).  In March 2010, the U.S. Census Bureau reported that Texas’ four major metro areas – Austin, Houston, San Antonio, and Dallas-Fort Worth – were among the top 20 in the nation for population growth from 2008 to 2009.  Dallas-Fort Worth-Arlington led the nation in numerical population growth with a combined estimated population increase of 146,530.  Houston-Sugarland-Baytown was second in the nation with a population increase of 140,784 from July 1, 2008 to July 1, 2009.  Austin-Round Rock had an estimated population growth of 50,975 and San Antonio had an estimated population growth of 41,437 over the same period.  The percentage increase in population for each of these major Texas cities ranged from 2.0% to 3.1%.

The First Quarter 2010 U.S. Market Risk Index, a study prepared by PMI Mortgage Insurance Co., the U.S. subsidiary of The PMI Group, Inc., which ranks the nation’s 50 largest metropolitan areas through the first quarter of 2010 according to the likelihood that home prices will be lower in two years, reported that Texas cities are among the nation’s best for home price stability.  This index analyzes housing price trends, the impact of foreclosure rates, and the consequence of excess housing supply on home prices.  The quarterly report projects that there is a 29.1% chance that Dallas/Fort Worth-area home prices will fall during the next two years; a 41.3% chance that Houston-area home prices will fall during the next two years; a 12.0% chance that San Antonio-area home prices will fall during the next two years; and a 60.1% chance that Austin-area home prices will fall during the next two years.  All Texas metropolitan areas included in the report are among the nation’s top 21 least-likely areas to experience a decline in home prices in two years.  San Antonio, Texas is ranked the second least-likely; Fort Worth-Arlington, Texas is eighth least-likely; Dallas-Plano-Irving, Texas is ninth least-likely; Houston-Sugar Land-Baytown, Texas is fourteenth least-likely; and the Austin area is ranked the twenty-first least-likely.

In their second quarter Purchase Only Price Index, the FHFA reports that Texas had a home price appreciation of 1.43% between the second quarter of 2009 and the second quarter of 2010, which is better than the national average of  -1.60%.  The FHFA’s all-transaction price index report provides that existing home price appreciation between the second quarter of 2009 and  the second quarter of 2010 for (a) Austin was -0.79%;  (b) Houston was -0.05%;  (c) Dallas was -1.45%;  (d) Fort Worth was -2.17%;  (e) San Antonio was -3.58%;  and  (f) Lubbock was -0.10%.  However, each city remains well above the national average in the same index, which was -4.95% for the same period.  Besides sales prices, the all-transaction price index report also tracks average house price changes in refinancings of the same single-family properties utilizing conventional, conforming mortgage transactions.

The Texas Comptroller of Public Accounts notes that the rate of foreclosures and defaults in Texas has remained generally stable for the past three years.  The national foreclosure tracking service, RealtyTrac, estimates that the Texas September 2010 foreclosure rate is less than half the national average, which is consistent with the Federal Reserve Bank of Dallas’ forecast in its economic letter for the fourth quarter of 2009 that the Texas foreclosure rate will continue to remain below the national average in 2010.  We do not expect the four major Texas housing markets to be materially adversely affected by foreclosures and anticipate that home foreclosures will continue to be mostly concentrated in the bubble market states of California, Florida, Arizona, and Nevada.  Homebuilding and residential construction employment are likely to remain generally weak for some time, but Texas again will likely continue to outperform the national standards.  We believe that Texas’ housing sector is healthier, the cost of living and doing business is lower, and its economy is more dynamic and diverse than the national average.

In contrast to the conditions of many homebuilding markets in the country, new home sales are greater than new home starts in Texas markets, indicating that home builders in Texas continue to focus on preserving a balance between new home demand and new home supply. We believe that home builders and developers in Texas have remained disciplined on new home construction and project development.  New home starts are outpaced by new home sales in all four major Texas markets where such data is available: Austin, Dallas-Fort Worth, Houston, and San Antonio.  Inventories of finished new homes and total new housing (finished vacant, under construction, and model homes) remain at healthy and balanced levels in all of these major Texas markets.   Each major Texas market experienced a rise in the number of months of finished lot inventories as homebuilders reduced the number of new home starts in 2008, causing each major Texas market to reach elevated levels.  However, the number of finished lots available in each market has fallen significantly even as the month’s supply has risen.  As of September 2010, Houston has an estimated inventory of finished lots of approximately 34.3 months, Austin has an estimated inventory of finished lots of approximately 46.1 months, San Antonio has an estimated inventory of finished lots of approximately 52.7 months, and Dallas-Fort Worth has an estimated inventory of finished lots of approximately 56.9 months.  A 24-28 month supply is considered equilibrium for finished lot supplies.

As stated above, the elevation in month’s supply of finished lot inventory in Texas markets owes itself principally to the decrease in the pace of annual starts rather than an increase in the raw number of developed lots, and as the homebuilders begin to increase their pace of home starts, we expect to see the month’s supply of lot inventory rapidly improve.  Indeed, the number of finished lots available in each Texas market has been significantly reduced from their peaks.  Since peaking in the first quarter of 2008, Houston’s finished lot supply has fallen 23.5% from 73,340 to 56,135 in the third quarter of 2010.  San Antonio’s finished lot inventory has fallen 14.3% to 33,937 since peaking at 39,618 in the third quarter of 2008.  Austin’s finished lot inventory peaked in the third quarter of 2008 at 31,628, and has fallen 21.2% to 24,936. The finished lot inventory for Dallas-Fort Worth peaked in the first quarter of 2008 at 97,504 lots and has fallen 23.6% to 74,513 lots.  Such inventory reduction continued in the third quarter of 2010, as the number of finished lots dropped by more than 800 in Austin, nearly 2,200 lots in Houston, and more than 2,600 lots in Dallas-Fort Worth.  San Antonio’s lot supply increased slightly in the third quarter from 33,847 in the second quarter. Annual starts in each of the Austin, San Antonio, Houston, and Dallas-Fort Worth markets are outpacing lot deliveries.  With the discipline evident in these markets, we expect to see a continued decline in raw numbers of finished lot inventories in coming quarters as new projects have been significantly reduced.  In correlation, we expect to see increased finished lot sales in late 2010 and in 2011 as homebuilders continue to replenish their inventory.

Texas markets continue to be some of the strongest homebuilding markets in the country.  The pace of homebuilding in Texas slowed over the past four years as a result of the national economic downturn, but has begun to improve on a year-over-year basis in each major Texas home market: Austin, Dallas-Fort Worth, Houston, and San Antonio.  With the exception of Austin, new home starts improved on a year-over-year basis in each of these Texas markets in the quarter ended September 30, 2010.   While the decline in housing starts caused the month supply of vacant lot inventory to become elevated from its previously balanced position, it also preserved a balance in housing inventory.  Annual new home sales in Austin outpace starts 7,650 versus 6,497, with annual new home sales declining year-over-year by approximately 3.44%.  Finished housing inventory fell to a healthy level of 2.7 months, while total new housing inventory (finished vacant, under construction and model homes) fell to a balanced supply of 5.8 months.  The generally accepted equilibrium levels for finished housing inventory and total new housing inventory are a 2-to-2.5 month supply and a 6.0 month supply, respectively.  Like Austin, San Antonio is also a healthy homebuilding market.  Annual new home sales in San Antonio run slightly ahead of starts 8,179 versus 7,725, with annual new home sales declining year-over-year by approximately 3.5%.  Finished housing inventory held at a generally healthy level with a 2.7 month supply. Total new housing inventory fell to a balanced 5.9 month supply.  Houston, too, is a healthy homebuilding market.  Annual new home sales there outpace starts 22,288 versus 19,663, with annual new home sales declining year-over-year by approximately 3.0%.  Finished housing inventory is slightly elevated at a 3.0 month supply while total new housing inventory fell to a healthy 6.0 month supply, respectively.  Dallas-Fort Worth is a relatively healthy homebuilding market as well.  Annual new home sales in Dallas-Fort Worth outpace starts 17,264 versus 15,706, with annual new home sales declining year-over-year by approximately 4.7%.  Finished housing inventory fell slightly to a 2.9 month supply, while total new housing inventory fell to a 6.2 month supply, respectively, each measurement generally healthy.  All numbers are as released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information.

The Real Estate Center at Texas A&M University has reported that existing housing inventory levels have become slightly elevated, most likely because residents in these markets are becoming more comfortable putting their homes up for sale as sales of existing homes were healthy in Texas markets through the third quarter.  In September 2010, the number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth, and Lubbock was 6.8 months, 7.9 months, 7.2 months, 7.3 months, and 7.3 months, respectively.  San Antonio’s inventory is more elevated with an 8.2 month supply of homes for sale.  Like new home inventory, a 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market.  Through September 2010, the number of existing homes sold to date in (a) Austin was 15,595, essentially unchanged year-over-year; (b) San Antonio was 14,368, up 3% year-over-year; (c) Houston was 43,918, down 2% year-over-year, (d) Dallas was 33,089, down 4% year-over-year, (e) Fort Worth was 6,388, up 1% year-over-year, and (f) Lubbock was 2,271, down 9% year-over-year.  As home prices increase, we expect more sellers to enter the market, believing that prices will continue to increase.

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

Developers and homebuilders to whom we make loans and with whom we intend to enter into subordinate debt positions will use the proceeds of our loans and investments to develop raw real estate into residential home lots and construct homes.  The developers obtain the money to repay our development loans by reselling the residential home lots to homebuilders or individuals who build single-family residences on the lots or by obtaining replacement financing from other lenders.  Homebuilders obtain the money to repay our loans by selling the homes they construct or by obtaining replacement financing from other lenders.  If interest rates increase, the demand for single-family residences may decrease.  Also, if mortgage financing underwriting criteria become stricter, demand for single-family residences may decrease.  In such an interest rate and/or mortgage financing climate, developers and builders may be unable to generate sufficient income from the resale of single-family residential lots and homes to repay loans from us, and developers’ and builders’ costs of funds obtained from lenders in addition to us may increase, as well.  Accordingly, increases in single-family mortgage interest rates or decreases in the availability of mortgage financing could increase the number of defaults on loans made by us.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate and interest rates generally, that we reasonably anticipate to have a material impact on either the income to be derived from our investments in mortgage loans or entities that make mortgage loans, other than those referred to in this Quarterly Report on Form 10-Q.  The disruption of mortgage markets, in combination with a significant amount of negative national press discussing constriction in mortgage markets and the poor condition of the national housing industry, including declining home prices, have made potential new home purchasers and real estate lenders very cautious.  The economic downturn, the failure of highly respected financial institutions, significant volatility in equity markets around the world, unprecedented administrative and legislative actions in the United States, and actions taken by central banks around the globe to stabilize the economy have further caused many prospective home purchasers to postpone their purchases.  In summary, we believe there is a general lack of urgency to purchase homes in these times of economic uncertainty.  We believe that this has further slowed the sales of new homes and finished lots developed in certain markets; however, we do not anticipate the prices of those lots changing materially.  We also expect that the decrease in the availability of replacement financing may increase the number of defaults on development loans made by us or extend the time period anticipated for the repayment of our loans.

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

Results of Operations

Revenues

The three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Revenues for the three months ended September 30, 2010, were approximately $1,382,000 compared to approximately $2,286,000 for the comparable period in the prior year.  This decrease of interest income of approximately $904,000 was due primarily to the reduction of interest income of approximately $316,000 from affiliate interim mortgage loans outstanding to UMTH LC due to pay offs and a reduction of approximately $881,000 of interest income due to the placement of certain interim mortgage loans on non-accrual status during the quarter ended September 30, 2010.  These decreases in affiliate interest income were partially offset by an increase of approximately $231,000 of interest income earned on the UMTH LC deficiency note and affiliate construction and land development loans and an increase of approximately $63,000 of interest income from non-affiliate residential mortgage and construction loans due to increases in these loan balances.

The nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Revenues for the nine months ended September 30, 2010, were approximately $5,869,000 compared to approximately $6,787,000 for the comparable period in the prior year.  This decrease of approximately $918,000 was due primarily to the reduction of interest income from affiliate interim mortgage loans and due to pay offs and a reduction of income from affiliate interim mortgage loans due to the placement of certain loans on non-accrual status beginning in July of 2010 of approximately $693,000 and  $893,000 respectively.  These decreases were partially offset by increased interest income of approximately $417,000 and $250,000 due to increases in the UMTHLC deficiency note and increases in non-affiliate residential mortgage and construction loans respectively.

The three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009.

Revenues from interim loans accounted for approximately 40% of revenues for the three months ended September 30, 2010 compared to 56% in the same period in the prior year.  Revenues from interim loans accounted for approximately 50% of revenues for the nine months ended September 30, 2010 compared to 56% in the same period in the prior year.  The decrease in our interim portfolio was a function of our intention to cease the origination of and reduce our investment in interim mortgage loans secured by modular and manufactured homes and related lots.

During the three months ended September 30, 2010 and September 30, 2009, approximately 28% and 20%, respectively, of our revenues were derived from lines of credit and lot banking transactions (these secured loans for the acquisition and development of single-family home lots are referred to as “land development loans”, “construction loans”, and “lot banking transactions”).  Approximately 19% and 21% of our revenues were derived from lines of credit and lot banking transactions during the nine months ended September 30, 2010 and September 30, 2009, respectively.  At September 30, 2010, our investment in the lines of credit to our affiliate, UDF, through the Economic Interest Agreement, and lot banking transactions was approximately $62 million.  We anticipate our investment in construction loans will increase during the remainder of 2010, facilitated by the Company’s line of credit and continued emphasis on this type of investment activity.

During the three months ended September 30, 2010 and September 30, 2009, approximately 0% and 11% of our revenues, respectively, were derived from secured promissory notes issued by affiliates as evidence of their accrued obligations to reimburse UMT for any defaulted loans that we acquired from them, which notes we refer to as “Recourse Obligations.”  During the nine months ended September 30, 2010 and September 30, 2009, approximately 9% and 11% of our revenues, respectively, were derived from secured promissory notes issued by affiliates.

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

Expenses

Operating expenses for the three months ended September 30, 2010 and September 30, 2009, were approximately $1,068,000 and $1,169,000, respectively.  Operating expenses for the nine months ended September 30, 2010 and September 30, 2009, were approximately $3,483,000 and $3,369,000, respectively.  Fluctuations in operating expense line items are discussed below for the three and nine month periods ended September 30, 2010:

Trust administration fees – Approximately $289,000 and $260,000 (a 11% increase) between the comparable three month periods ended September 30, 2010 and 2009, respectively, and  approximately $845,000 and $774,000 (a 9% increase) between the comparable nine month periods ended September 30, 2010 and 2009, respectively. This fee is approximately 1/12 of 1.0% monthly of total assets under management.  The increase in the fee, during these three and nine month periods, is due to an increase in the Company’s qualifying assets under management during these periods.

General and administrative expenses - Approximately $348,000 and $209,000 (a 67% increase) between the comparable three month periods ended September 30, 2010 and 2009, respectively, and approximately $1,307,000 and $819,000 (a 60% increase) between the comparable nine month periods ended September 30, 2010 and 2009, respectively.  The increase was primarily due to increases in REO expenses resulting from transfers of performing real estate owned property from UMTHLC during the fourth quarter of 2009 and increased legal expenses associated with pursuing claims against former borrowers on whom we have foreclosed.

Provision for loan losses - The Company recorded a provision for loan losses for the three months ended September 30, 2010 and 2009 of approximately $303,000 and $670,000, respectively.  For the nine months ended September 30, 2010 and 2009, we recorded a provision of approximately $991,000 and $1,743,000, respectively.  The Company realized loan losses of approximately $148,000 and $273,000 during the comparable three month periods of 2010 and 2009, respectively.  For the nine months ended September 30, 2010 and 2009, the Company realized loan losses of approximately $636,000 and $643,000, respectively.  The provision for loan losses expense estimate was lowered in 2010 as management believes the Company is adequately reserved for expected future losses at this time however loss reserves are estimates of future losses based on historical default rates, estimated losses on the sale of real estate owned and expectations of future economic conditions and activity.  The Company continually re-evaluates collateral value on specific loans deemed to be affected by current mortgage and housing environments and intends to establish reserves for any expected deficiencies that are not otherwise secured.  From inception through September 30, 2010, we have acquired approximately $874 million of loans.  We have recorded losses approximating 1.3% of those assets to date.  We anticipate loan losses to continue, primarily in our long-term and un-affiliated construction loan portfolio, and therefore continue to assess the adequacy of our loan loss reserves.

Net income was approximately $314,000 and $1,117,000 for the three months ended September 30, 2010 and 2009, respectively.  Net income was approximately $2,386,600 and $3,418,000 for the nine months ended September 30, 2010 and 2009, respectively.  Specific variances are explained in more detail above.  Earnings per weighted average share of beneficial interest for the three months ended September 30, 2010 and 2009 were $0.05 and $0.17 per share, respectively. Earnings per weighted average share of beneficial interest for the nine months ended September 30, 2010 and 2009 were $0.37 and $0.53 per share, respectively.

Distributions, per weighted average share of beneficial interest, to shareholders were $0.15 and $0.14 per share for the three months ended September 30, 2010 and 2009, respectively and $0.44 and $0.59 per share for the nine months ended September 30, 2010 and 2009, respectively.  We distributed approximately 117% of our net income during the nine months ended September 30, 2010.  The portion of the distributions that does not represent earnings represents return of capital.

LIQUIDITY AND CAPITAL RESOURCES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Sources and Uses of Funds

Cash flows from operating activities are generally the result of net income adjusted for provision for loan losses, depreciation and amortization expense and (increases) decreases in accrued interest receivable and accounts payable and accrued liabilities (including affiliates).  Cash provided by operations was approximately $1,740,000 and $1,963,000 during the nine months ended September 30, 2010 and 2009, respectively.

Cash flows used in investing activities generally reflect fundings and payments received from lending activities.  The Company used approximately $1,678,000 and $2,431,000 of cash flows from investing activities during the nine months ended September 30, 2010 and September 30, 2009, respectively.

Cash flows used in or provided by financing activities generally reflect proceeds from the issuance of shares, borrowings or repayments on the line of credit, the purchase of treasury stock and the payment of dividends.  Cash of approximately $80,000 was used by financing activities during the nine months ended September 30, 2010 and cash of approximately $199,000 was used in financing activities during the nine months ended September 30, 2009.

Credit Facilities

During August 2009, the Company entered into a revolving line of credit facility with a bank for $5,000,000.  The line of credit bears interest at prime plus one percent, with a floor of 5.50% and requires monthly interest payments.  Principal and all unpaid interest will be due at maturity, which is August 2012. The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit.  The outstanding balance on this line of credit was approximately $5,000,000 and $3,788,000 at September 30, 2010 and December 31, 2009, respectively.

On April 21, 2010, the Company entered into a new term loan credit facility with a bank for $1,600,000.  The loan bears interest at prime plus one percent, with a floor of 7.0%, and requires monthly interest payments.  Principal and all unpaid interest will be due at maturity which is October 21, 2011.  The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan.  The outstanding balance on this loan at September 30, 2010 was approximately $1,346,000.

Our primary sources of funds for liquidity consist of our dividend reinvestment plan, repayments of principal on our loans made to purchase mortgage investments, and bank lines of credit.  The table below summarizes certain liquidity sources and uses for the nine-month periods ended September 30, 2010 and September 30, 2009:

	2010	2009
Shares issued	26,626	36,932
Dividend reinvestment proceeds	$423,000	$667,000
Number of shares returned to treasury	23,829	53,092
Value of shares repurchased	$(429,000)	$(995,000)
Principal receipts:
First lien mortgage notes and trust receivables	$1,247,000	$152,000
Real estate owned	$3,415,000	$724,000
Interim loans	$54,000	$10,000
Interim loans, affiliates	$9,662,000	$1,493,000
Lines of credit	$22,924,000	$13,957,000
Lines of credit, affiliates	$3,613,000	$8,874,000
Net borrowings – line of credit payable	$2,558,000	$3,575,000

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

Shares issued in the aggregate, as of September 30, 2010 and 2009 were 8,291,242 and 8,255,523, respectively.  Shares retired to treasury through our share redemption plan in the aggregate were 1,865,562 and 1,835,114 through September 30, 2010 and 2009, respectively. Total shares outstanding were 6,425,680 and 6,420,409, at September 30, 2010 and 2009, respectively.  As of September 30, 2010, inception to date gross offering proceeds from all public offerings were approximately $165,411,000 and net proceeds after fees, marketing reallowance and commissions were approximately $146,683,000.

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

Subsequent Events

On October 28, 2008, the Company executed two construction loan agreements with a homebuilder.  Each loan agreement had a maximum commitment of up to $15,000,000 to a total maximum commitment of up to $30,000,000 and a termination date of October 28, 2009.  Advances are made at the base rate of 13.0% and are secured by first liens on the projects under construction.  The loan agreements limit advances to no more than 85% of the projected sale price of the finished home (85% LTV) and limits are also in place regarding the number of speculation and model homes allowed in each approved subdivision.  The previous renewal agreement, effective October 28, 2009, renewed these loans with similar terms through October 28, 2010.  Effective October 28, 2010, these loans were renewed, with similar terms, through October 28, 2011.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, consisting of the individual who serves as our President, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2010.  Based on such evaluation, management has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the third fiscal quarter of 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There is currently no established public trading market for our shares.  As an alternative means of providing limited liquidity for our shareholders, we maintain a Share Redemption Plan, (“SRP”).  Under the terms of our plan as modified and effective on May 1, 2009, shareholders who have held their shares for at least one year are eligible to request that we repurchase their shares. In any consecutive 12 - month period we may not repurchase more than 5% of the outstanding shares at the beginning of the 12 - month period. The repurchase price is based on the “Net Asset Value” (NAV) as of the end of the month prior to the month in which the redemption is made. The NAV will be established by our Board of Trustees no less frequently than each calendar quarter. For reference, at September 30, 2010 and December 31, 2009 the stated NAV was $15.89 and $15.86 per share, respectively. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests. A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that that the request is made within 270 days after of the event giving rise to such exigent circumstances.  Shares will be redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter will be carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder.  Repurchases are subject to cash availability and Trustee discretion.

Share repurchases have been at prices between NAV, which is calculated and adjusted as necessary on a quarterly basis, and $20 per share. Shares repurchased at the lower price were 1) shares held by shareholders for less than 12 months or 2) shares purchased outside of our SRP.  Our stated NAV at September 30, 2010 and December 31, 2009 was $15.89 and $15.86 per share, respectively.

The following table sets forth information relating to shares of beneficial interest repurchased into treasury during the period covered by this report.

Month	Total number of shares repurchased	Average Purchase Price	Total number of shares purchased as part of a publicly announced plan	Total number of shares purchased outside of plan
January	7,688	$19.12	5,462	2,226
February	-	-	-	-
March	-	-	-	-
April	8,282	$17.52	4,722	3,560
May	-	-	-	-
June	-	-	-	-
July	7,859	$17.44	3,643	4,216
August
September
Totals	23,829	$18.01	13,827	10,002

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

On July 21, 2010 the Company entered into a second amendment to our subordination and intercreditor agreement under the UDF Loan.  See Exhibit 10.1.
On July 1, 2010 the Company executed an Amended and Restated Variable Amount Promissory Note with UMTH Lending Company, L.P.  See Exhibit 10.2.

ITEM 6. EXHIBITS

3.1	Second Amended Restated Declaration of Trust	*
3.2	Bylaws of the Company	*
4.1	Form of certificate representing the shares	*
4.2	Dividend Reinvestment Plan (incorporated by reference from the prospectus to the Company's Registration Statement on Form S-3POS (File no, 333-136107), that became effective October 16, 2006))	**
4.3
Description of Share Repurchase Program (incorporated by reference from the prospectus to the Company's Registration Statement on Form S-3POS (File no, 333-136107), that became effective October 16, 2006))
**

10.1
Second Amended and Restated Subordination and Intercreditor Agreement entered into as of June 21, 2010, by and between the Company, UDF and a private investor (filed as Exhibit 10.1 to Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.2
Amended and Restated Variable Amount Promissory Note between the Company and UMTH Lending Company, L.P. dated July 1, 2010 (filed as Exhibit 10.2 to Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

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

UNITED MORTGAGE TRUST

Date: November 15, 2010	By	/s/ Stuart Ducote
President