Form 10-K
period 2010-12-31
UNITED MORTGAGE TRUST
filed 2011-03-31
CIK 101390

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended
December 31, 2010.

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

There is currently no established public market on which the Company’s common shares are traded. The aggregate market value of the registrant’s shares of beneficial interest held by non-affiliates of the registrant at June 30, 2010 computed by reference to the price at which the common equity was last sold was $102,222,376.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

As of March 31, 2011, 6,429,001 of the Registrant's Shares of Beneficial Interest were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference to the Registrant’s definitive proxy statement for the 2011 annual meeting of shareholders.

PART I

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the availability of and our ability to find suitable mortgage investments; the difficulties of the real estate industry generally in response to the “sub-prime crisis,” the “credit crisis,” the current difficulties in the housing and mortgage industries including the impact thereof on the homebuilding industry, the current negative economic environment and changes in economic and credit market conditions, changes in interest rates, our ability to adapt to changing circumstances, the continued financial viability of  affiliates to whom we have extended loans, the level of reinvestment of dividends by our shareholders in our dividend reinvestment plan and the requirement to maintain qualification as a real estate investment trust.  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore we cannot give assurance that such statements included in this Annual Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or by any other person that the results or conditions described in such statements or in our objectives and plans will be realized.  Readers should carefully review our financial statements and the notes thereto, as well as the risk factors described in Item 1A and in our other filings with the Securities and Exchange Commission.

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

Our principal investment objectives are to invest proceeds from our dividend reinvestment plan, financing proceeds, proceeds from the repayment of our loans, capital transaction proceeds and retained earnings in the following types of investments:  (i) first lien secured interim mortgage loans with initial terms of 12 months or less for the acquisition and  renovation of single-family homes, which we refer to as “Interim Loans”; (ii) secured, line of credit to UMTH Lending Company, L.P. for origination of Interim Loans; (iii) lines of credit and secured loans for the acquisition and development of single-family home lots, referred to as “Land Development Loans”; (iv) lines of credit and loans secured by developed single-family lots, referred to as “Finished Lot Loans”; (v) lines of credit and loans secured by completed  model  homes, referred to as “Model Home Loans”; (vi) loans provided to entities that have recently filed for bankruptcy protection under Chapter 11 of the U.S. bankruptcy code, secured by a priority lien over pre-bankruptcy secured creditors, referred to as “Debtor in Possession Loans”, (vii) lines of credit and loans, with terms of 18 months or less, secured by single family lots and homes constructed  thereon, referred to as “Construction Loans”; (viii) first lien secured mortgage loans with terms of 12 to 360 months for the acquisition of single-family homes, referred  to as “Residential Mortgages”, and, (ix) discounted cash flows secured by assessments levied on real property.  We collectively refer to the above listed loans as “Mortgage Investments”. Additionally, our portfolio includes obligations of affiliates of our Advisor, which we refer to as “recourse loans.”

The typical terms for residential mortgages, contracts for deed and interim loans (collectively referred to as “mortgage investments”) are 360 months, 360 months and 12 months, respectively. The line of credit we have extended to United Development Funding, L.P. (“UDF”) has a five-year-term. On December 21, 2010 this line of credit was extended for one year and matures on December 21, 2011. Finished lot loans and builder model home loans are expected to have terms of 12 to 48 months.  The majority of  interim loans are covered by recourse agreements that obligate either a third party with respect to the performance of a purchased loan, or a borrower that has made a corresponding loan to another party (the "underlying borrower"), to repay the loan if the underlying borrower defaults. Our loans to UDF are secured by the pledge of all of UDF’s land development loans and equity participations, and are subordinated to its senior debt. In addition, as an enhancement, in October 2006, United Development Funding III, L.P. (“UDF III”), a public limited partnership that is affiliated with UDF and with our Advisor, entered into a limited guaranty, effective as of September 1, 2006, for our benefit (the “UDF III Guarantee”). Pursuant to the UDF III Guarantee, UDF III guaranteed the repayment of up to $30 million under the Second Amended and Restated Secured Line of Credit Promissory Note between United Mortgage Trust and UDF.  The UDF III guarantee was released effective January 1, 2008.

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

INVESTMENT OBJECTIVES AND POLICIES OF UNITED MORTGAGE TRUST

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

As of December 31, 2010, our portfolio was comprised of:

Mortgage Loan Category:	Percentage of Mortgage Portfolio:
First lien secured interim mortgages 12 months or less and residential mortgages and contracts for deed	22.27%
Secured, subordinate LOC to UMTH Lending Co., L.P.	14.66%
Land development loans	58.59%
Finished lot loans	0.00%
Construction loans	4.48%

We no longer purchase Interim Loans.   We increased our investment in our affiliated line of credit to UMTH Lending Co., L.P., secured by Interim Loans, by approximately $1,327,000 in 2010.  We plan to invest in Residential Mortgages to facilitate the sale of homes securing our Interim Loans.  We plan to invest in Construction Loans for the construction of new single family homes.  We plan to continue to invest in Land Development Loans, Finished Lot Loans, and Model Home Loans because, 1) Land Development Loans and Finished Lot Loans have provided us with suitable collateral positions, well capitalized borrowers and attractive yields; and, 2) Model Home Loans and Construction Loans are expected to provide us with suitable collateral positions, well capitalized borrowers and attractive yields.  Model Home and Construction Loans are expected to produce higher yields commensurate with Land Development Loans, Finished Lot Loans and the Subordinate Line of Credit secured by Interim Loans.  As we phase out of Interim Loans we will increase the percentage of our portfolio invested in Land Development Loans, Finished Lot Loans, Model Home Loans, Debtor in Possession Loans, and Construction Loans, until market conditions indicate the need for an adjustment of the portfolio mix.

UNDERWRITING CRITERIA

We will not originate residential mortgage loans, except to facilitate the resale of a foreclosed property.  Funds awaiting investment in Mortgage Investments will be invested in government securities, money market accounts or other assets that are permitted investments for REITs.  See “Temporary Investments” below.

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
·
Model Home Loans and Construction Loans will be secured by a first lien or a second lien that is insured by a title insurance company.  Second liens are subject to the Loan-to-Value (“LTV”) limitations set forth below.

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

·	Residential Mortgages will generally have terms and amortizations from 180 to 360 months.
·	Debtor in Possession Loans will generally have terms and amortizations from 6 to 60 months.
·	Credit Enhancements will range from 12 to 48 months.

(4)	Loan-to-Value (“LTV”), Investment-to-Value Ratio (“ITV”), Combined LTV Ratio (“CLTV”)

·
Land Development Loans, Finished Lot Loans, Residential Mortgages and Construction Loans:  Except as set forth below, loans purchased may not exceed an 85% ITV.  Except as set forth below, Land Development Loans, Finished Lot Loans, Residential Mortgages and Construction Loans will not exceed 85% of the value of the collateral securing the indebtedness (the LTV of the loan).  The purchase of, or investment in, subordinate liens, secured loans or partnership interests securing loans will not exceed a CLTV of 85%, (subject to the exceptions listed below).  May not exceed 85% LTV for first liens and 100% CLTV for second lien loans.  CLTV shall mean the sum of all indebtedness senior to us plus the sum of our investment or loan.

·
Model Home Loans:  LTV may not exceed 93% of each first lien loan, and will be a part of a pool of model home collateral and will also be cross-collateralized.  CLTV may not exceed 100% of second lien loans.  All expenses associated with the model home are borne by the home builder.

·	Subordinated Interim Loans and Interim Loans: Loans will not exceed a 75% CLTV without approval by our Board of Trustees.
·	Residential Mortgages: May not exceed 85% ITV and 85% LTV.
·	Debtor in Possession Loans will not exceed a 75% ITV.

(5)	Seasoning

·	None of the types of loans we currently purchase, or intend to purchase, are subject to seasoning requirements.

(6)	Borrower, Loan and Property Information

·
Land Development Loans, Finished Lot Loans, Model Homes Loans, Construction Loans, and Credit Enhancements:  Borrower, loan and property information will be in accordance with guidelines set forth by the originating entities, United Development Funding and UMTH Land Development, L. P., including economic feasibility studies, engineering due diligence reports, exit strategy analysis, and construction oversight requirements. UMTHGS or our “Advisor”, our Advisor, will periodically monitor compliance and changes to underwriting guidelines.

·
Residential Mortgages:  Borrower, loan and property information will be in accordance with guidelines set forth by the originating entities, UMTH Lending Company, L. P. UMTHGS or our Advisor, our Advisor will periodically monitor compliance and changes to underwriting guidelines.

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

We will use our best efforts to conduct our operations so as not to be required to register as an investment company under the Investment Company Act of 1940 and so as not to be deemed a "dealer" in mortgages for federal income tax purposes.  See "Risks Related to Federal Income Taxation and Our Status as a REIT.”

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

Continued distressed conditions in the real estate and mortgage markets have had and may continue to have adverse effects on our results.

During 2010, the mortgage lending industry continued to experience some instability due to, among other things, defaults and foreclosures on sub-prime and prime loans and a resulting decline in the market value of such loans. These developments were initially referred to as the “sub-prime crisis” but it became evident in 2008 that the crisis had progressed beyond “sub-prime” mortgages as the default rate on prime mortgages also increased.  The sub-prime crisis had become a credit crisis and part of an overall negative economic environment.   In response to these negative market conditions, lenders, investors, regulators and other third parties questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers in recent years. This has led generally to reduced investor demand for mortgage loans and mortgage-backed securities, tightened credit requirements, reduced liquidity and increased credit risk premiums.

The deterioration in the housing market has had an adverse impact on our portfolio of mortgage investments because our interim loan borrowers rely on prospective home buyers who do not satisfy all of the income ratios, credit record criteria, loan-to-value ratios, seasoning, employment history and liquidity requirements of conventional mortgage financing.  These factors place the loans in the “non-conforming” category, meaning that they are not insured or guaranteed by a federally owned or guaranteed mortgage agency.  Accordingly, the risk of default by the borrower in those "non-conforming loans" is higher than the risk of default in loans made to persons who qualify for conventional mortgage financing.

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

Real estate properties are illiquid and are difficult to sell in a poor market environment like that of the present.

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

Risks Related to Our Business

We may not be successful in managing credit risk; particularly as such risk is impacted by the poor economic conditions, which could adversely affect our results and our ability to pay distributions to our shareholders.

Despite our efforts to manage credit risk, there are many aspects of credit risk that we cannot control. In addition, the negative economic environment has created new circumstances that increase the difficulty of predicting the credit risks to which we will be exposed and limiting future delinquencies, defaults, and losses. Our borrowers may default and we may experience delinquencies at a higher rate than we anticipate. Our underwriting reviews may not be effective. Our loan loss reserves may prove to be inadequate. The value of the homes collateralizing our mortgage investments may decline. We may have difficulty selling any homes that are repossessed which could delay or prevent us from recovering our investment. Changes in lending trends, consumer behavior, bankruptcy laws, tax laws, regulations impacting the mortgage industry, and other laws may exacerbate loan losses. Other changes or actions by judges or legislators regarding mortgage loans and contracts including the voiding of certain portions of these agreements may reduce our earnings, impair our ability to mitigate losses, or increase the probability and severity of losses. Our loss mitigation efforts will impact our operating costs and may not be effective in reducing our future credit losses.

We invest in non-conforming loans which are subject to a higher risk of default than conventional mortgage loans.

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

We have a heavy dependence upon the UDF line of credit which exposes us to concentrated credit risk and could result in adverse results with respect to delinquencies or defaults.

Our line of credit to UDF is currently $75 million, and, if fully funded, we generate a significant amount of our total earnings through that lending arrangement. Effective December 21, 2010, the line of credit was increased from $60 million to $75 million and extended for one year and expires on December 21, 2011.  The large amount that we have committed to the UDF line of credit means that we face a concentrated credit risk with UDF so that, in the event of delinquencies or defaults by UDF, a significant portion of our total portfolio of mortgage investments could be adversely affected. In addition, if we are unable to renew the line of credit when it expires or to find an alternative lending arrangement either with UDF or other borrowers that will allow us to use an equivalent amount of our lending resources and that will generate an equivalent or better return to us, our earnings will be negatively impacted which may result in an adverse impact on our ability to make distributions to our shareholders.

Our loans to UDF are junior to other lenders and expose us to the risks of the homebuilding industry could result in losses on our mortgage investments.

Our loans to UDF are secured by UDF’s interest in mortgages and equity participations that it has obtained to secure its loans to real estate developers. Some of those mortgages are junior mortgages. The developers obtain the money to repay the development loans by reselling the residential home lots to home builders or individuals who build single-family residences on the lots.  The developer’s ability to repay their loans is based primarily on the amount of money generated by the developer’s sale of its inventory of single-family residential lots. As a result, we are exposed to the risks of the homebuilding industry, which is undergoing a significant downturn due in large part to the negative economic environment, the duration and ultimate severity of which are uncertain. Accordingly, continued or further deterioration of home building conditions or in the broader economic conditions of the homebuilding market could cause the number of homebuyers to decrease, which would increase the likelihood of defaults on the development loans and, consequently, increase the likelihood of a default on the UDF line of credit loan.   If this were to occur, we may face the inability to recover the outstanding loan balance on foreclosure of collateral securing our loans because our rights to this collateral will be junior to the rights of senior lenders and because of the potentially reduced value of the underlying properties.

We may change our investment strategy, operating policies and/or asset allocations without shareholder consent which could result in losses.

We may change our investment strategy, operating policies and/or asset allocation with respect to investments, acquisitions, leverage, growth, operations, indebtedness, capitalization and distributions at any time without the consent of our shareholders.  A change in our investment strategy may increase our exposure to interest rate and/or credit risk, default risk and real estate market fluctuations.  Furthermore, a change in our asset allocation could result in our making investments in asset categories different from our historical investments.  These changes could adversely affect our financial condition, results of operations, the Net Asset Value (“NAV”) of our shares or our ability to pay dividends or make distributions.

We purchase most of our mortgage investments from affiliates of our Advisor, which may present a conflict of interest from our Advisor.

We acquire most of our mortgage investments from affiliates of the Advisor.  Due to the affiliation between the Advisor and those entities and the fact that those entities may earn fees on the origination of mortgage investments sold to us, the Advisor has a conflict of interest in determining if mortgage investments should be purchased from affiliated or unaffiliated third parties.  These arrangements could affect our Advisor’s judgment and advice with respect to acquisitions of investments, originations of loans, sales of properties and other dealings between us and our Advisor.

We are dependent upon our Advisor for sourcing and management of our investments and management of our operations and any adverse changes in the financial condition of our advisor or its affiliates or our relationship with them could hinder our operating performance and the return on our investments.

We rely heavily on UMTH General Services, L.P., our Advisor, and its affiliates for the sourcing and management of our investments and for management of our operations. A significant portion of our investment activities are with affiliates of our Advisor and therefore adverse changes in the financial condition of our Advisor or our relationship with our Advisor could hinder its ability to successfully manage our operations and our portfolio of investments and could limit our sources of investments. Because our Advisor and its affiliates engage in other business activities, conflicts of interest may arise in operating more than one entity with respect to allocating time between those entities. This may cause our operations and our shareholders’ investment to suffer.

We have a high geographic concentration of mortgage investments in Texas and adverse changes in economic or market conditions in Texas could negatively affect our financial performance and condition.

A large percentage of the properties securing our mortgage investments are located in Texas, with approximately 32% in the Dallas/Fort Worth area. As a result, we have a greater susceptibility to the effects of an economic downturn in that area or from slowdowns in certain business segments that represent a significant part of that area’s overall economic activity such as energy, financial services and tourism.

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

Potential environmental liabilities could increase our costs and limit our ability to make distributions.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property.  In the event that we are forced to foreclose on a defaulted mortgage investment to recover our investment, we may be subject to environmental liabilities in connection with that real property which may cause its value to be diminished.  Hazardous substances or wastes, contaminants, pollutants or sources thereof (as defined by state and federal laws and regulations) may be discovered on properties during our ownership or after a sale of that property to a third party.  If those hazardous substances are discovered on a property, we may be required to remove those substances or sources and clean up the property.  We could incur full recourse liability for the entire cost of any removal and clean up and the cost of such removal and clean up could exceed the value of the property or any amount that we could recover from any third party.  We may also be liable to tenants and other users of neighboring properties for environmental liabilities.  In addition, we may find it difficult or impossible to sell the property prior to or following any such clean up.  The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or paying personal injury claims could reduce amounts available for distribution to our shareholders.

We obtain lines of credit and other borrowings, which increases our risk of loss due to potential foreclosure.

We finance our investment activities through the use of borrowed money from lines of credit and other borrowings.  These borrowings may be secured by liens on our mortgage investments.  Accordingly, we could lose our mortgage investments if we default on the indebtedness. Our debt service payments reduce our cash flow available for distributions. If we were unable to meet our debt service obligations, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations.

We employ leverage in connection with our investments, which increases the risk of loss in those investments.

We are allowed to borrow an aggregate amount not to exceed 50% of our net assets to acquire mortgage investments.  In addition, we have engaged in securitizations in order to finance our loan originations.  Although the use of leverage can enhance returns and increase the number of investments that we can make, a further effect of leveraging is to increase the risk of loss.  The higher the rate of interest on the financing, the more difficult it would be for us to meet our obligations and the greater the chance of default.  We can offer no assurance that leveraged financing will be available to us on favorable terms or that, among other factors, the terms of such financing will parallel the maturities of the underlying assets acquired. If alternative financing is not available, we may have to liquidate assets at unfavorable prices to pay off such financing. The return on our investments and cash available for distribution to our shareholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire.

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

Our mortgages may be considered usurious in which case we may incur penalties and those loans may be unenforceable and result in losses to us.

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

Risks Related to Federal Income Taxation and Our Status as a REIT

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

Tax legislation enacted in 2003 and modified in 2005 and 2010 reduced the maximum U.S. federal tax rate on certain corporate dividends paid to individuals and other non-corporate taxpayers to 15% (through 2012). Dividends paid by REITs to these stockholders are generally not eligible for these reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to non-REIT corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT entities that pay dividends, which could adversely affect the value of the shares of REITs, including our shares.

We may be subject to adverse legislative or regulatory tax changes.

Federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations are subject to amendment at any time. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.

Risks Related to Ownership of Our Shares

Our dividend can fluctuate because it is based on earnings.

The dividend rate is fixed quarterly by our trustees, based on earnings projections. As such, the dividend rate may fluctuate up or down. Earnings are affected by various factors including use of leverage, cash on hand, current yield on investments, loan losses, general and administrative operating expenses and amount of non-income producing assets. We made distributions in excess of earnings between 1999 and 2005 and in 2008, 2009 and 2010. The amount of the excess constituted a return of capital.

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

Shareholders may have current tax liability on distributions they elect to reinvest in our common stock.

If our shareholders participate in our dividend reinvestment plan, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our shareholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value, if any. As a result, unless our shareholders are tax-exempt entities, they may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.

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

Our shareholders may not be able to sell their shares under our share redemption program and, if our stockholders are able to sell their shares under the program, they will likely encounter a lengthy delay in receiving payment for their shares and may not be able to recover the amount of their investment in our shares.

Our Share Repurchase Plan (“SRP”) contains numerous restrictions that limit our stockholders’ ability to sell their shares. Shareholders must hold their shares for at least one year in order to participate in the SRP, except for hardship redemptions (as defined in the plan). In addition, the SRP limits us to purchasing, in any consecutive 12 month period, more than 5% of the outstanding shares at the beginning of the 12 month period and repurchases are further subject to cash availability. Shares are repurchased at their Net Asset Value (“NAV”). In recent years we have had a large number of requests from shareholders to purchase their shares and have been required to place shareholders in a queue and to make repurchases on a “first come, first served” basis in order for us to comply with the restrictions of our SRP. As a result, shareholders have experienced significant delays in receiving payment for their shares that they have submitted for purchase under the SRP.  Since the repurchase price is equal to the NAV, a shareholder may receive less than the amount of their investment in the shares. Moreover, our trustees have the discretion to suspend or terminate the SRP upon 30 days notice. As a result of these restrictions and circumstances, the ability of our shareholders to sell their shares should they require liquidity and to recover the value they invested is significantly restricted.

Provisions of the Maryland law and in our Declaration of Trust may have an anti-takeover effect; investors may be prevented from receiving a “control premium” for their shares.

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

SHARE REDEMPTION PLAN

There is currently no established public trading market for our shares.  As an alternative means of providing limited liquidity for our shareholders, we maintain a Share Redemption Plan, (“SRP”).  Our trustees have the discretion to modify or terminate the SRP upon 30 days notice.  Under the terms of our plan as modified and effective on May 1, 2009 (see below for a further description of the plan modifications), shareholders who have held their shares for at least one year are eligible to request that we repurchase their shares. In any consecutive 12 month period we may not repurchase more than 5% of the outstanding shares at the beginning of the 12 month period. The repurchase price is based on the “Net Asset Value” (NAV) as of the end of the month prior to the month in which the redemption is made. The NAV will be established by our Board of Trustees no less frequently than each calendar quarter. For reference, at December 31, 2010 and 2009 the NAV was $15.74 and $15.86 per share, respectively. Under the prior SRP terms, the redemption price was $20.00 per share. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests. A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that the request is made within 270 days after of the event giving rise to such exigent circumstances.  Effective July 1, 2010, the Board of Trustees amended the definition of hardship in cases of death to clarify that financial need must be shown.  The definition of "exigent circumstances", which is one of the applicable hardship redemption conditions, was also amended to limit such circumstances to those involving "expenses related to the medical care of either an investor or an investor's dependant, who resides with the investor".  See the 8-K filed on June 1, 2010 and incorporated herein by reference.  Previously, there was no hardship exemption.  Shares will be redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter will be carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Previously, shares were redeemed monthly.  Repurchases are subject to cash availability and Trustee discretion. Previously, the SRP provided that repurchases were subject to the availability of cash from the DRIP or the Company’s credit line. We have also purchased a limited number of shares outside of our SRP from shareholders with special hardship considerations.

Share repurchases have been at prices of $15.89 to $20.00 through our SRP. Shares repurchased for less than $20 per share were 1) shares held by shareholders for less than 12 months 2) shares purchased outside of our Share Redemption Program prior to the May 1, 2009 modifications to our SRP or 3) shares purchased under our SRP subsequent to the May 1, 2009 modifications to our SRP.

Prior to May 1, 2009 the redemption price was $20 based on the determination of our Board of Trustees regarding the value of the shares with reference to our book value, our operations to date and general market and economic conditions.  Subsequent to May 1, 2009, the redemption price was equal to the NAV as of the end of the quarter in which the redemption was made.

The following table summarizes the share repurchases made by us in 2010:

Month	Total number of shares repurchased	Average Purchase Price	Total number of shares purchased as part of a publicly announced plan	Total number of shares purchased outside of plan
January	7,688	$19.12	5,462	2,226
February
March
April	8,281	$17.52	4,721	3,560
May
June
July	7,859	$17.44	3,643	4,216
August
September
October	7,642	$17.89	4,249	3,393
November
December
Totals	31,470	$17.98	18,075	13,395

On December 31, 2010, we had 6,426,563 shares outstanding compared to 6,422,883, and 6,436,569 shares outstanding at December 31, 2009 and 2008, respectively. The increase in shares is the net between more DRP shares issued and fewer SRP shares repurchased. The shares were held by 2,311, 2,262, and 2,244 beneficial owners in 2010, 2009, and 2008, respectively. No single shareholder owned 5% or more of our outstanding shares.

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

The redemption price is equal to the “Net Asset Value” (NAV) as of the end of the month prior to the month in which the redemption is made. The NAV is established by our Board of Trustees no less frequently than each calendar quarter. For reference, at December 31, 2010 and 2009 the NAV was $15.74 and $15.86 per share, respectively. Under the prior SRP terms, the redemption price was $20.00 per share. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests. A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that that the request is made within 270 days after of the event giving rise to such exigent circumstances.  Previously, there was no hardship exemption.  Shares will be redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter will be carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Previously, shares were redeemed monthly.  Repurchases are subject to cash availability and Trustee discretion. Previously, the SRP provided that repurchases were subject to the availability of cash from the DRIP or the Company’s credit line.

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

Distributions to shareholders are generally subject to taxation as ordinary income, although a portion of those distributions may be designated by us as capital gain or may constitute a tax-free return of capital.  We declared dividends that resulted in a return of capital from 1997 through 2005 and in 2008, 2009 and 2010 and may do so in the future.  Any distribution to shareholders of income or capital assets from us is accompanied by a written statement disclosing the source of the funds distributed. If, at the time of distribution, this information is not available, a written explanation of the relevant circumstances accompanies the distribution and the written statement disclosing the source of the funds is distributed to the shareholders not later than 60 days after the close of the fiscal year in which the distribution was made. In addition, we annually furnish to each of our shareholders a statement setting forth distributions during the preceding year and their characterization as ordinary income, capital gains, or return of capital.

We began making distributions to our shareholders on September 29, 1997.  Monthly distributions have continued each month thereafter. At year-end 2010 we had paid monthly dividends for 160 consecutive months.  Distributions for the years ended December 31, 2010, 2009, and 2008 were made at a rate of 2.90% ($0.58), 3.7% ($0.73), and 6.8% ($1.35), respectively. The dividend portion of the distribution was 2.16% ($0.43), 3.3% ($0.65), and 5.2% ($1.04), per weighted share for 2010, 2009, and 2008, respectively. The portion of these distributions that did not represent a dividend represented a return of capital.  The rate of return of these distributions on the NAV of outstanding shares during 2010, 2009 and 2008 was at an annualized rate of 3.68%, 4.60% and 8.42% respectively.

ITEM 6. SELECTED FINANCIAL DATA

We present below selected financial information. We encourage you to read the financial statements and the notes accompanying the financial statements in this Annual Report. This information is not intended to be a replacement for the financial statements.

	Years ended December 31,
	2010	2009	2008	2007	2006
OPERATING DATA
Interest income from affiliate investments	$5,697,380	$7,657,170	$8,981,198	$14,001,947	$13,180,260
Interest income	1,671,327	1,414,502	2,186,413	2,830,897	4,030,871
Other income	-	-	5,071	-	-
Total revenues	7,368,707	9,071,672	11,172,682	16,832,844	17,211,131
Total expenses	4,396,679	4,875,279	4,389,897	6,024,927	7,102,911
Net income	2,972,028	4,196,393	6,782,785	10,807,917	10,108,220
Net income per share	$0.46	$0.65	$1.04	$1.59	$1.45
Weighted average shares outstanding	6,422,407	6,417,813	6,535,278	6,805,072	6,993,980

	Years ended December 31,
	2010	2009	2008	2007	2006
BALANCE SHEET DATA
Cash	$7,325	$333,336	$1,944,271	$1,597,883	$3,661,724
Investment in trusts receivable	1,243,638	2,023,327	2,505,788	3,110,703	3,361,628
Investment in residential mortgages	5,557,396	5,005,413	2,830,762	2,317,750	2,111,880
Interim mortgages, affiliates	24,638,389	34,249,793	41,574,804	41,641,334	64,883,388
Interim mortgages	248,585	294,600	348,600	12,251,098	17,825,519
Allowance for loan losses	(459,361)	(222,463)	(635,820)	(2,343,163)	(1,011,975)
Real estate owned, net	15,980,479	9,426,875	6,658,707	508,219	1,136,160
Line-of-credit receivable, affiliates	69,714,261	63,303,613	47,889,473	25,083,216	33,056,189
Line-of-credit receivable, non-affiliate	4,755,129	8,202,706	4,677,860	-	-
Deficiency notes	7,301,046	7,189,311	6,980,510	1,725,754	-
Deficiency notes, affiliate	12,739,093	10,315,478	5,332,105	1,848,355	-
Reserves - deficiency notes	(4,517,746)	(4,314,128)	(3,131,155)	-	-
Recourse obligations, affiliates	18,321,173	16,449,734	16,578,484	16,035,790	11,975,234
Other assets	12,644,138	10,273,004	9,062,097	5,902,757	4,713,499
Total assets	$168,173,544	$162,535,599	$142,616,486	$109,679,696	$141,713,246

Lines of credit payable	$5,515,442	$3,788,477	$-	$-	$27,976,642
Dividend payable	310,000	310,000	646,853	-	-
Participation payable, affiliate	57,050,973	53,768,482	38,321,843	-	-
Other liabilities	4,173,482	2,783,883	1,285,016	1,276,073	1,208,306
Total liabilities	67,049,897	60,650,842	40,253,712	1,276,073	29,184,948

Total shareholders' equity	101,123,647	101,884,757	102,362,774	108,403,623	112,528,298
Total liabilities and shareholders' equity	$168,173,544	$162,535,599	$142,616,486	$109,679,696	$141,713,246

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

The typical terms for residential mortgages, contracts for deed and interim loans (collectively referred to as “mortgage investments”) are 360 months, 360 months and 12 months, respectively. The UDF line of credit had a five year term. Effective December 21, 2010, the loan was extended for a period of one year and matures on December 21, 2011.  Finished lot loans and builder model home loans are expected to have terms of 12 to 48 months. The majority of  interim loans are covered by recourse agreements that obligate either a third party with respect to the performance of a purchased loan, or obligate a borrower that has made a corresponding loan to another party (the "underlying borrower"), to repay the loan if the underlying borrower defaults.  Our loans to UDF are secured by the pledge of all of UDF’s land development loans and equity participations, and are subordinated to its bank lines of credit.  In addition, as an enhancement, in October 2006, UDF III, a newly formed public limited partnership that is affiliated with UDF and with our Advisor, entered into a limited guaranty effective as of September 1, 2006, for our benefit (the “UDF III Guarantee”).  Pursuant to the UDF III Guarantee, UDF III guaranteed the repayment of up to $30 million under the Second Amended and Restated Secured Line of Credit Promissory Note between United Mortgage Trust and UDF.  This guarantee was released in 2008 as a result of UDF’s increased net worth.

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

At the end of 2010, our mortgage portfolio totaled approximately $106,157,000. Approximately 22% of our mortgages were first lien secured interim mortgages and residential mortgages and contracts for deed, approximately 15% were secured, subordinate LOC to UMTH Lending Co., L.P., approximately 59% were land development loans and approximately 4% were invested in construction loans.  As noted above, our portfolio also includes obligations of affiliates of our Advisor, which we refer to as “recourse loans” and “deficiency notes”.

We no longer purchase Interim Loans.  We increased our investment in our affiliated line of credit to UMTH Lending Co., L.P., secured by Interim Loans, by approximately $1,327,000 in 2010.   We plan to invest in Residential Mortgages to facilitate the sale of homes securing our Interim Loans.  We plan to invest in Construction Loans for the construction of new single family homes.  We plan to continue to invest in Land Development Loans, Finished Lot Loans, and Model Home Loans because, 1) Land Development Loans and Finished Lot Loans have provided us with suitable collateral positions, well capitalized borrowers and attractive yields; and, 2) Model Home Loans and Construction Loans are expected to provide us with suitable collateral positions, well capitalized borrowers and attractive yields.  Model Home and Construction Loans are expected to produce higher yields commensurate with Land Development Loans, Finished Lot Loans and the Subordinate Line of Credit secured by Interim Loans.  As we phase out of Interim Loans we will increase the percentage of our portfolio invested in Land Development Loans, Finished Lot Loans. Model Home Loans, Debtor in Possession Loans, and Construction Loans, until market conditions indicate the need for an adjustment of the portfolio mix.

The following table summarizes mortgage loans by type and original loan size held by United Mortgage Trust at December 31, 2010.

Description	No. of Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face amount of Mortgage (1)	Carrying amount of Mortgage (2)	Past Due Amounts (3)
Single family residential 1st mortgages and interim loans (4):
Original balance > $100,000	10	10.0% - 11.0%	11/24/11– 5/1/38	n/a	n/a	$1,120,055	$1,106,933	$608
Original balance $50,000 - $99,999	136	8.5% - 12.75%	6/1/06 – 3/1/39	n/a	n/a	3,902,192	3,856,474	15,318
Original balance $20,000 - $49,999	204	9.0% - 14.5%	6/14/03 – 5/19/36	n/a	n/a	1,957,450	1,934,517	12,337
Original balance under $20,000	9	9.0% - 14.5%	12/1/10 – 9/1/31	n/a	n/a	69,922	69,103	233

First Lien secured interim mortgages
Ready America Funding (5), (6)	14	14.0%	n/a	n/a	n/a	16,592,284	16,397,890	-

Secured, subordinate LOC to UMTH Lending Co., L.P. (4),(5), (6)	82	12.5% - 13.5%	n/a	n/a	n/a	15,566,389	15,384,014	-

Land Development Loans
UDF III Economic Interest Participation	1	14.0%	12/31/11	n/a	n/a	62,193,977	62,193,977	-

Construction Loans	2	13.0%	10/28/10	n/a	n/a	4,755,129	4,755,129	-
Totals	458					$106,157,398	$105,698,037	$28,496

(1)	Current book value of loans.
(2)	Net of allowance for loan losses on mortgage loans of $459,361 at December 31, 2010.
(3)	Amounts greater than thirty (30) days past due.
(4)	Lines of credit with Ready America Funding and UMTH Lending Co., L.P. are collateralized by 14 and 82 loans, respectively.
(5)	The Company has a first lien collateral position in these loans funded by the originator. The advances to the originator do not have specific maturity dates.
(6)	The Company has a first lien collateral position in these loans funded by the originator. The advances to the originator do not have specific maturity dates.

Below is a reconciliation and walk forward of mortgage loans, net of allowance for loan losses for the year ended December 31, 2010.

Balance at beginning of period	$112,856,988
Additions during period:
Increase in mortgage loans	46,220,899
Other (increase in UDF III Participation)	3,282,492
Other (net change in Allowance for loan loss)	(236,898)

Deductions during period:
Collections of principal	(56,425,444)
Balance at close of period	$105,698,037

MATERIAL TRENDS

Housing Industry

The U.S. housing market has suffered declines over the past four years, particularly in geographic areas that had previously experienced rapid growth, steep increases in property values and speculation.   In 2010, the homebuilding industry was focused on further reducing supply and inventory overhang of new single-family homes.  To that end, publicly traded national homebuilders continued to reduce the number of homes constructed in 2010 from the number constructed in 2009 and 2008.  We believe that while demand for new homes has been affected across the country by the general decline of the housing industry, the housing markets in the geographic areas in which we invest have not been impacted as greatly.  Further, we believe that, as a result of the inventory reductions and corresponding lack of development over the past few years, the supply of new homes and finished lots have generally aligned with market demand in most real estate markets.

Material Trends Affecting Our Business

We believe that the housing market has reached a bottom in its four-year decline and has begun to recover.  This recovery likely will be regional in its early stages and will be led by those housing markets with balanced supply, affordable and stable home prices, minimal levels of foreclosures, and strong demand fundamentals.  Nationally, we expect the recovery will continue to experience headwinds from weak demand fundamentals, specifically consumer confidence and employment, as well as from the limited availability of bank financing.  The national consumer confidence index, which fell to record lows during the economic downturn, has recovered somewhat, but remains closer to levels historically associated with recession than to normalized conditions.  Unemployment remains elevated and access to conventional real estate and commercial financing remains limited across most of the country.  These factors pose obstacles to a robust recovery on a national scale, which, we believe, is contingent upon the reengagement of the consumer and the return of final demand.  However, we expect the recovery will be stronger in markets such as Texas, where consumer confidence averaged approximately 19 points higher than the national index over the calendar year 2010 and the consumer is healthier; where job growth in 2010 was more than three times greater than the national rate and; where approximately 14% of all homebuilding permits in the country are issued.  Currently the majority of our portfolio resides in the state of Texas, and we intend to invest only in markets that demonstrate similarly sound economic and demand fundamentals – fundamentals that we believe will be the drivers of the recovery, with balanced supplies of homes and finished lots. We believe the fact that new single-family home permits, starts, and sales have all risen from their respective lows reflects a continued return of real demand for new homes.  However, we anticipate the former bubble markets – principally California, Arizona, Nevada, and Florida – will be slower to recover, as those markets have seen overbuilding and extensive price correction and are experiencing weakened economies and continued foreclosures.

From a national perspective, ongoing credit constriction, a less robust economic recovery, continued high unemployment, and housing price correction has made potential new home purchasers and real estate lenders cautious.  As a result of these factors, the national housing market has experienced a protracted decline, and the time necessary to correct the market likely means a corresponding slow recovery for the housing industry.

Nationally, capital constraints at the heart of the credit crisis have reduced the number of real estate lenders able or willing to finance development, construction or the purchase of homes and have increased the number of undercapitalized or failed builders and developers.  The number of new homes and finished lots developed also has decreased, which may result in a shortage of new homes and developed lots in select real estate markets in 2011.  We believe this shortage will be most prominent in markets that did not participate in the housing bubble, avoiding overbuilding and maintaining balanced supplies and where home prices remained affordable and stable.  With credit less available and lenders imposing stricter underwriting standards, mortgages to purchase homes have become more difficult to obtain in some markets.  To support the secondary residential mortgage market and prevent further deterioration of mortgage lending, the Federal Reserve began an unprecedented program to purchase approximately $1.25 trillion of residential mortgage backed securities between January 5, 2009 and March 31, 2010.  This program ended on March 31, 2010, as scheduled by the Federal Reserve.  As of the date of this annual report, the 30-year fixed-rate single family residential mortgage interest rate remains below the rate that was available at the conclusion of the period of Federal Reserve purchases.  We believe that such stability at low rates indicates that the secondary residential mortgage market is operating smoothly independent of the support previously provided by the Federal Reserve.  However, any limitations or restrictions on the availability of financing or on the liquidity provided in the secondary residential mortgage market by Government Sponsored Enterprises such as Fannie Mae and Freddie Mac could adversely affect interest rates and mortgage availability, which could cause the number of homebuyers to decrease, which would increase the likelihood of borrowers defaulting on our loans and, consequently, reduce our ability to pay distributions to our shareholders.

Nationally, new single-family home inventory continued to improve in the fourth quarter of 2010 as it has done consistently since the first quarter of 2007.  Fourth quarter new home sales remained similar to the pace of sales in the third quarter 2010. Home sales fell in the immediate aftermath of the expiration of the federal homebuyer tax credit.  However, national fundamentals that drive home sales are improving in most markets and home affordability remains near record-highs, so we expect the pace of home sales will increase in 2011.  The U.S. Census Bureau reports that the sales of new single-family residential homes in December 2010 were at a seasonally adjusted annual rate of 325,000 units.  This number is up 2.5% from the third quarter figure of 317,000 but down approximately 8.7% year over year from the December 2009 estimate of 356,000.  However, year over year comparisons are distorted by the effects of the federal homebuyer tax credit.  In December 2009, homebuyers were reacting to the extension of the first-time homebuyer tax credit from November 2009 to June 2010, creating a surge in home purchases.  The combination of a higher volume of home sales in the fourth quarter of 2009 and the hangover effect on third and fourth quarter 2010 sales that followed the expiration of the homebuyer tax credit in June 2010, is likely responsible for the year-over-year disparity in sales figures between December 2009 and December 2010.

Through much of the downturn, homebuilders reduced their starts and focused on selling existing new home inventory.  The number of new homes for sale fell by approximately 42,000 units from December 2009 to December 2010 and 13,000 units in the fourth quarter.    We believe that, with such reductions and the relative leveling of inventory over more recent quarters, the new home market has been restored to equilibrium in most markets, even at low levels of demand.  The seasonally adjusted estimate of new homes for sale at the end of December 2010 was 189,000 – a supply of 7.0 months at the December sales rate and the lowest number of homes available for sale since January 1968. We believe that what is necessary now to regain prosperity in housing markets is the return of healthy levels of demand.

According to the U.S. Census Bureau, new single-family residential home permits and starts fell nationally from 2006 through 2008, as a result and in anticipation of an elevated supply of and decreased demand for new single-family residential homes in that period.  Since bottoming in early 2009, however, single-family permits and starts have improved significantly.  Single-family homes authorized by building permits in December 2010 were at a seasonally adjusted annual rate of 442,000 units.  While this was a 14.5% decrease year over year from the rate of 517,000 in December 2009, it remains 28.9% higher than the low of 343,000 set in January 2009.  Single-family home starts for December 2010 stood at a seasonally adjusted annual rate of 417,000 units.  This pace represented a year over year decrease of 14.1% from the December 2009 estimate of 486,000 units and a 25.9% decline from the peak of 2010 – 563,000 in April 2010 – as home builders adjusted their start rate after the expiration of the homebuyer tax credit.  Again, year over year figures between December 2009 starts and December 2010 home starts are likely distorted by a surge in new home starts, reflecting homebuilders’ efforts to meet fourth quarter 2009 and first quarter 2010 demand sparked by the anticipated close of the first-time homebuyer tax credit, as well as the reduction in new home starts following the June 2010 expiration of the homebuyer tax credit as builders recalibrated their inventory levels.  Even with the reduction in the start rate, the December 2010 pace is still 15.9% higher than the low of 360,000 set in January 2009.  Such increases strongly suggest to us that new home inventories are generally in balance and the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident in early 2009.

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

While housing woes have beleaguered the national economy, Texas housing markets have held up as some of the best in the country, and Texas is the largest homebuilding market in the country based on the U.S. Census Bureau’s measurements of housing permits and starts.  We intend to concentrate our ongoing investment portfolio in Texas as we believe Texas markets, though weakened from their highs in 2007, have remained fairly healthy due to strong demographics, economies, and job growth, balanced housing inventories, stable home prices, and high housing affordability ratios.  Texas did not experience the dramatic price appreciation (and subsequent depreciation) that states such as California, Florida, Arizona, and Nevada experienced.  The following graph, created with data from the fourth quarter Federal Housing Finance Agency’s (“FHFA”) Purchase Only Price Index, illustrates the declines in home prices nationally, as well as in California, Florida, Arizona, and Nevada over the past few years.  Price declines have begun to moderate in those states in recent quarters, though.  Further, the graph illustrates how Texas has maintained relative home price stability throughout the downturn.  The Purchase Only Price Index indicates that Texas had a home price depreciation of -1.83% between the fourth quarter of 2009 and the fourth quarter of 2010. However, Texas’ home prices continued to demonstrate more stability than the national average of -3.95%.  Further, the index also reports that over the past five years, Texas home prices have appreciated 9.19% compared to a national figure of -11.45% over the same time period.

10 Year Home Price Appreciation
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
-20.00%
-30.00%
-40.00%
California
Nevada
Florida
Arizona
USA
Texas
4Q00 1Q01 2Q01 3Q01 4Q01 1Q02 2Q02 3Q02 4Q02 1Q03 2Q03 3Q03 4Q03 1Q04 2Q04 3Q04 4Q04 1Q05 2Q05 3Q05 4Q05 1Q06 2Q06 3Q06 4Q06 1Q07 2Q07 3Q07 4Q07 1Q08 2Q08 3Q08 4Q08 1Q09 2Q09 3Q09 4Q09 1Q10 2Q10 3Q10 4Q10
Arizona
California
Florida
Nevada
Texas
United States

Source: 4Q10 FHFA Purchase-Price Only Index, Seasonally Adjusted

FHFA’s Purchase Only Index tracks average house price changes in repeat sales on the same single-family properties. The Purchase Only Index is based on more than 6 million repeat sales transactions and is based on data obtained from Fannie Mae and Freddie Mac for mortgages originated over the past 36 years. FHFA analyzes the combined mortgage records of Fannie Mae and Freddie Mac, which form the nation’s largest database of conventional, conforming mortgage transactions. The conforming loan limit for mortgages purchased since the beginning of 2006 has been $417,000.  Loan limits for mortgages originated in the latter half of 2007 through Dec. 31, 2008 were raised to as much as $729,750 in high-cost areas in the contiguous United States.  Legislation generally extended those limits for 2009-originated mortgages.  An appropriations act (PL111-88) further extended those limits for 2010 originations in places where the limits were higher than those that would have been calculated under pre-existing rules.

Median new home prices in the four major Texas markets have begun to rise.  According to numbers publicly released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information, the median new home prices for the fourth quarter of 2010 in the metropolitan areas of Austin, Houston, Dallas, and San Antonio are $213,629, $199,760, $224,820 and $192,797, respectively.  Each of these sales figures represented a year-over-year increase of between 6.0% and 11.4% from the fourth quarter of 2009. Austin rose 6.0% from $201,481; Houston rose 6.2% from $188,178; Dallas Fort-Worth rose 11.4% from $201,779; and San Antonio rose 7.5% from $179,201. All fourth quarter 2010 prices are below the December 2010 national median sales price of new homes sold of $236,800, according to estimates released jointly by the U.S. Census Bureau and the Department of Housing and Urban Development.

Using the Department of Housing and Urban Development’s estimated 2010 median family income for the respective metropolitan areas of Austin, Houston, Dallas, and San Antonio, the median income earner in those areas has 1.45 times, 1. times, 1.28 times, and 1.26 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area.  These numbers illustrate the high affordability of Texas homes.  Our measurement of housing affordability, as referenced above, is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, based on the average interest rate for December and assuming an annual mortgage insurance premium of 70 basis points for private mortgage insurance, plus a cost that includes estimated property taxes and insurance for the home.  Using the Department of Housing and Urban Development’s 2010 income data to project an estimated median income for the United States of $64,400 and the December 2010 national median sales prices of new homes sold of $236,800, we conclude that the national median income earner has 1.15 times the income required to qualify for a mortgage loan to purchase the median-priced new home in the United States.  This estimation reflects the increase in home affordability in housing markets outside of Texas over the past 36 months, as new home prices in housing markets outside of Texas generally have fallen.  Recently, however, such price declines have begun to stabilize, and the December 2010 national median new home price of $236,800 was actually higher than the December 2009 median new home sales price of $222,600, according to the U.S. Census Bureau.  We believe that such price stabilization indicates that new home affordability has been restored to the national housing market.

Texas employment markets began to add jobs again in the fourth quarter of 2009 and continuing into 2010, after slowing in the fourth quarter of 2008 through the first three quarters of 2009 due to the national and global recession.  According to the United States Department of Labor, Texas added approximately 230,800 jobs in the calendar year of 2010.  This job growth outperformed the Federal Reserve Bank of Dallas’ forecast that Texas may add between 100,000 and 200,000 jobs in 2010.  Out of these 230,800 jobs created, 226,900 of them have been in the private sector – a job growth rate of 2.7%.  Further, Texas has added approximately 563,900 new jobs over the past five years, 409,700 in the private sector, in contrast to a loss of more than 4.5 million private sector jobs in the country as a whole.  Austin added 15,100 jobs year over year from December 2009 to December 2010.  Dallas-Fort Worth added 36,200 jobs over that same time period, which was the second greatest job gain of any city in the country over the past 12 months.  Houston added 12,900 jobs over that same period and San Antonio added 7,100 jobs in that time. Taken together, these four cities have added an estimated net total of 310,500 jobs over the past five years: Austin added 66,700 jobs; Dallas-Fort Worth added 79,500 jobs; Houston added 123,600 jobs; and San Antonio added 40,700 jobs. Of those jobs, 199,500 of them have been created in the private sector.

Texas’ unemployment rate rose year over year to 8.3% in December 2010 from 8.1% in December 2009. However, this rise was an increase in the Texas labor force, which rose to an all-time high of 12.2 million workers.  The growth in Texas’ labor force stands in contrast to the national labor force, which has fallen by nearly 1.3 million workers from its peak in October 2008.  The national unemployment rate fell from December 2009 (9.9%) to December 2010 (9.4%).

All major Texas labor markets have unemployment rates significantly below the national unemployment rate.  The Department of Labor reports that as of December 2010, the unemployment rate for Austin-Round Rock, Texas was 6.8%, down from 7.0% in December 2009.  Dallas-Fort Worth-Arlington, Texas was 7.9%, down from 8.0% a year ago.  Houston-Sugar Land-Baytown, Texas was 8.3%, up from 8.2% one year ago, while San Antonio, Texas was 7.3%, up from 6.9%.

We believe that Texas cities will continue to be among the first in the country to recover based on employment figures, consumer confidence, gross metropolitan product, and new home demand.  According to the Texas Workforce Commission, Texas tends to enter into recessions after the national economy has entered a recession and usually leads among states in the economic recovery.  The National Bureau of Economic Research has concluded that the U.S. economy entered into a recession in December 2007, ending an economic expansion that began in November 2001.  We believe, based on transitions in the Texas Leading Index as prepared by the Federal Reserve Bank of Dallas, that Texas entered into recession in late Fall 2008, trailing the national recession by nearly a year and emerged from the recession in the late spring of 2009.  Further, we believe the Texas economy is now leading the national economic recovery.  The Texas Leading Index has risen significantly since reaching a low of 100.5 in March 2009 and, as of December 2010, was 118.2, which is more than 500 basis points higher than one year ago and the highest reading since September 2008.  The Texas Leading Index, produced monthly by the Federal Reserve Bank of Dallas, combines eight measures that tend to anticipate changes in the Texas business cycle by approximately three to nine months.

Further, the Conference Board’s February measurement of consumer confidence in the Texas region stands at 84.9 – nearly 15 points higher than the national average and close to a reading of 90, which traditionally indicates normal conditions for the consumer in a healthy economy.  Furthermore, the aggregate value of state sales tax receipts in Texas increased 8.2% in the fourth quarter of 2010 from the fourth quarter of 2009 – reaching pre-recession levels – which further indicates that the Texas consumer is likely returning to normal consumption habits. Although the Bureau of Economic Analysis has not yet released its measurement of gross state products around the country, the Texas Comptroller of Public Accounts projects that the Texas economy grew by 3.4% in 2010 – a pace that outperformed the nation’s 2.8% growth over the same period.

The U.S. Census Bureau reported in its 2009 Estimate of Population Change for the period from July 1, 2008 to July 1, 2009 that Texas led the country in population growth during that period.  The estimate concluded that Texas’ population grew by 478,012 people, or 2%, a number that was 1.25 times greater than the next closest state in terms of raw population growth, California, and more than 3.57 times the second closest state in terms of raw population growth, North Carolina.  In the Census Bureau’s 2010 Estimate of Population Change, Texas’ population grew an additional 1.8%, adding approximately 442,794 new residents in 2010. For the decade, July 1, 2000 to July 1, 2010, Texas grew by nearly 4.3 million residents, averaging nearly 427,000 new residents per year. This population growth was 1.17 times greater in term of raw population growth than the next closest state, California, and 2.63 times great than the second closest state, Florida. The U.S. Census Bureau also reported that among the 15 counties that added the largest number of residents between July 1, 2008 and July 1, 2009, six were in Texas:  Harris (Houston), Tarrant (Fort Worth), Bexar (San Antonio), Collin (North Dallas), Dallas (Dallas) and Travis (Austin).  In March 2010, the U.S. Census Bureau reported that Texas’ four major metro areas – Austin, Houston, San Antonio, and Dallas-Fort Worth – were among the top 20 in the nation for population growth from 2008 to 2009.  Dallas-Fort Worth-Arlington led the nation in numerical population growth with a combined estimated population increase of 146,530.  Houston-Sugarland-Baytown was second in the nation with a population increase of 140,784 from July 1, 2008 to July 1, 2009.  Austin-Round Rock had an estimated population growth of 50,975 and San Antonio had an estimated population growth of 41,437 over the same period.  The percentage increase in population for each of these major Texas cities ranged from 2% to 3.1%.

The Texas Comptroller of Public Accounts notes that the rate of foreclosures and defaults in Texas has remained generally stable for the past three years.  The national foreclosure tracking service, RealtyTrac, estimates that the Texas foreclosure rate continues to be significantly healthier than the national average.  We do not expect the four major Texas housing markets to be materially adversely affected by foreclosures and anticipate that home foreclosures will continue to be mostly concentrated in the bubble market states of California, Florida, Arizona, and Nevada.  Homebuilding and residential construction employment are likely to remain generally weak for some time, but Texas again will likely continue to outperform the national standards.  We believe that Texas’ housing sector is healthier, the cost of living and doing business is lower, and its economy is more dynamic and diverse than the national average.

In contrast to the conditions of many homebuilding markets in the country, new home sales are greater than new home starts in Texas markets, indicating that home builders in Texas continue to focus on preserving a balance between new home demand and new home supply. We believe that home builders and developers in Texas have remained disciplined on new home construction and project development.  New home starts are outpaced by new home sales in all four major Texas markets where such data is available: Austin, Dallas-Fort Worth, Houston, and San Antonio.  Inventories of finished new homes and total new housing (finished vacant, under construction, and model homes) remain at generally healthy and balanced levels in all of these major Texas markets.  Each major Texas market experienced a rise in the number of months of finished lot inventories as homebuilders began reducing the number of new home starts in 2008, causing each major Texas market to reach elevated levels.  However, the number of finished lots available in each market has fallen significantly even though the months’ supply remains elevated.  And finished lot shortages are beginning to emerge in many desirable submarkets in the major Texas markets.  This is a trend that we expect to continue as the lack of commercial financing for development has constrained finished lot development over the past three and one-half years and as new home demand and sales continue, and we believe that such demand and sales will continue to increase, these finished lot shortages will become more pronounced.  As of December 2010, Houston has an estimated inventory of finished lots of approximately 36.1 months, Austin has an estimated inventory of finished lots of approximately 49.8 months, San Antonio has an estimated inventory of finished lots of approximately 52.9 months, and Dallas-Fort Worth has an estimated inventory of finished lots of approximately 57.9 months.  A 24-28 month supply is considered equilibrium for finished lot supplies.

As stated previously, the elevation in month’s supply of finished lot inventory in Texas markets owes itself principally to the decrease in the pace of annual starts rather than an increase in the raw number of developed lots, and as the homebuilders begin to increase their pace of home starts, we expect to see the month’s supply of lot inventory rapidly improve.  Indeed, the raw number of finished lots available in each Texas market has been significantly reduced from their peaks.  Since peaking in the first quarter of 2008, Houston’s finished lot supply is down 22.8% from 73,340 to 56,649 in the fourth quarter of 2010.  San Antonio’s finished lot inventory has fallen 15.5% to 33,465 since peaking at 39,618 in the third quarter of 2008.  Austin’s finished lot inventory peaked in the third quarter of 2008 at 31,628, and is down 19.5% to 25,468. The finished lot inventory for Dallas-Fort Worth peaked in the first quarter of 2008 at 97,504 lots and has fallen 25.7% to 72,409 lots.  Such inventory reduction continued in the fourth quarter of 2010 for Dallas Fort-Worth and Houston, as the number of finished lots dropped by more than 2,100 in Dallas-Fort Worth, and nearly 500 lots in Houston.  San Antonio’s lot supply increased slightly in the fourth quarter from 33,937 in the third quarter and Austin’s lot supply increased from 24,936. Annual starts in each of the Austin, San Antonio, Houston, and Dallas-Fort Worth markets are outpacing lot deliveries.   We expect to see increased finished lot sales in 2011 as homebuilders replenish their inventory.

Texas markets continue to be some of the strongest homebuilding markets in the country.  The pace of homebuilding in Texas slowed over the past four years as a result of the national economic downturn and reduced availability of construction financing. According to the Federal Deposit Insurance Corporation, Texas banks reduced their construction and development loans by 6.2% from the fourth quarter of 2009 and fourth quarter of 2010.    While the decline in housing starts has caused the month supply of vacant lot inventory to become elevated from its previously balanced position, it has also preserved a balance in housing inventory.  Annual new home sales in Austin outpace starts 6,976 versus 6,132, with annual new home sales declining year-over-year by approximately 11.9%.  Finished housing inventory stands at a healthy level of 2.9 months, while total new housing inventory (finished vacant, under construction and model homes) fell to a tight supply of 5.7 months.  The generally accepted equilibrium levels for finished housing inventory and total new housing inventory are a 2-to-2.5 month supply and a 6.0 month supply, respectively.  Like Austin, San Antonio is also a healthy homebuilding market.  Annual new home sales in San Antonio run slightly ahead of starts 7,941 versus 7,591, with annual new home sales declining year-over-year by approximately 1.9%.  Finished housing inventory held at a generally healthy level with a 2.8 month supply. Total new housing inventory held at a balanced 5.9 month supply.  Houston, too, is a healthy homebuilding market.  Annual new home sales there outpace starts 20,622 versus 18,854, with annual new home sales declining year-over-year by approximately 9.7%.  Finished housing inventory is slightly elevated at a 3.1 month supply while total new housing inventory fell to a healthy 5.9 month supply, respectively.  Dallas-Fort Worth is a relatively healthy homebuilding market as well.  Annual new home sales in Dallas-Fort Worth outpace starts 16,130 versus 15,012, with annual new home sales declining year-over-year by approximately 6.5%.  Finished housing inventory rose to a slightly elevated 3.1 month supply, while total new housing inventory fell to a balanced 6.0 month supply.  All numbers are as released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information.

The Real Estate Center at Texas A&M University has reported that existing housing inventory levels improved from their elevated conditions from the third quarter to the fourth quarter.  Through December 2010, the number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth, and Lubbock was 5.6 months, 7.4 months, 6.4 months, 6.8 months, and 6.7 months, respectively.  San Antonio’s inventory remains more elevated with a 7.6 month supply of homes for sale.  Like new home inventory, a 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market.  In December 2010, the number of existing homes sold to date in (a) Austin was 19,835, down 4.4% year over year; (b) San Antonio was 18,405, down 1.7% year over year; (c) Houston was 56,658, down 5.7% year over year, (d) Dallas was 42,165, down 8.1% year over year, (e) Fort Worth was 8,181, down 4.4% year-over-year, and (f) Lubbock was 2,845, down 10.8% year-over-year.  As home prices increase, we expect more sellers to enter the market, believing that prices will continue to increase.

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

Developers and homebuilders to whom we make loans and with whom we enter into subordinate debt positions will use the proceeds of our loans to develop raw real estate into residential home lots and construct homes.  The developers obtain the money to repay our development loans by reselling the residential home lots to homebuilders or individuals who build single-family residences on the lots or by obtaining replacement financing from other lenders.  Homebuilders obtain the money to repay our loans by selling the homes they construct or by obtaining replacement financing from other lenders.  If interest rates increase, the demand for single-family residences may decrease.  Also, if mortgage financing underwriting criteria become stricter, demand for single-family residences may decrease.  In such an interest rate and/or mortgage financing climate, developers and builders may be unable to generate sufficient income from the resale of single-family residential lots and homes to repay loans from us, and developers’ and builders’ costs of funds obtained from lenders in addition to us may increase, as well.  Accordingly, increases in single-family mortgage interest rates or decreases in the availability of mortgage financing could increase the number of defaults on loans we acquire.

In managing and understanding the markets and submarkets in which we purchase loans, we monitor the fundamentals of supply and demand.  We monitor the economic fundamentals in each of the markets in which we purchase loans by analyzing demographics, household formation, population growth, job growth, migration, immigration and housing affordability.  We will monitor movements in home prices and the presence of market disruption activity, such as investor or speculator activity that can create false demand and an oversupply of homes in a market.  Further, we study new home starts, new home closings, finished home inventories, finished lot inventories, existing home sales, existing home prices, foreclosures, absorption, prices with respect to new and existing home sales, finished lots and land, and the presence of sales incentives, discounts, or both, in a market.

Outlook

We expect the difficulties and challenges to the housing and mortgage lending marketplace to continue over the next few years. Those conditions could increase delinquencies and credit losses for us above those we have experienced on a historical basis.  However, we believe we have established appropriate reserves for such potential increased losses, and we anticipate that our assets will overall produce positive returns. We believe that United Mortgage Trust has been active in monitoring the current crisis and in implementing various measures to manage our risk and protect our return on our investments by shifting our portfolio to investments that are less directly sensitive to the adverse market conditions and that produce higher yields and by aggressively liquidating non-performing loans.  Based on that assessment, we do not anticipate a significant disruption to our normal business operations or on our ability to continue making distributions to our shareholders.  Nevertheless, our assessments inherently involve predicting future events and we cannot be sure of the length or extent of the current credit crisis and if it continues over an extended period of time, or if its severity increases, its impact on the economy as a whole and on the housing and mortgage lending market could cause us to suffer a higher level of delinquencies and losses than we are currently predicting and result in a material adverse impact on our business.

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

Name	Initial principal amount	Balance at December 31, 2010	Promissory Note principal amount (2)	Units pledged as security	C Units distributed during 2010	Units remaining	Estimated Collateral Value (3)
CRG	$2,725,442	$4,420,434	$4,300,000	4,984 Class C and 2,710 Class D	69	2,880 Class C and 2,710 Class D	$4,701,341
RAFC	$3,243,369	$8,458,077	$7,100,000	11,165Class C, 6,659 Class D & 1,066 Class EIA	102	8,391 Class C, 6,659 Class D & and 1,066 EIA	$14,161,959
SCMI	$3,295,422	$3,480,792	$3,488,643	4,545 Class C and 3,000 Class D	53	3,013 Class C and 3,000 Class D	$6,181,628
RAFC / Wonder(1)	$1,348,464	$1,961,870	$1,400,000	1,657 Class C	-	1,238 Class C	$1,238,000
Wonder Indemnification (1)	n/a	n/a	n/a	$1,134,000	$30,000	n/a	$822,000
Totals	$10,612,697	$18,321,173	$16,288,643				$27,104,928

(1)
Wonder is collateralized by an indemnification agreement from RMC in the amount of $1,134,000, which includes the pledge of 3,870 C Units. 2,213 of the pledged C Units also cross-collateralize the RAFC obligation.

(2)
The CRG, RAFC and Wonder balances at December 31, 2010 exceeded the stated principal amount per their variable Secured Notes by approximately $120,000, $1,358,000 and $562,000, respectively.  Per the terms of the Secured Notes, the unpaid principal balance may be greater or less than the initial principal amount of the note and is not considered an event of default.  The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the Unpaid Principal Balance (“UPB”) that we originally anticipated and outpaced the minimum principal reductions scheduled for the loans.

(3)
Estimated collateral value reflects pledge of D units of limited partnership interest of UMTH held by WLL, Ltd., RAFC and KLA, Ltd.  UMTH D units represent equity interests in UMT Holdings, LP.  Pledge of the UMTH D units entitles the beneficiary to a pro-rata share of UMTH partnership D unit cash distributions.

Through September 2007, the Secured Notes incurred interest at a rate of 10% per annum. The CRG, RAFC and RAFC/Wonder Secured Notes amortize over 15 years. The SCMI Secured Note amortizes over approximately 22 years, which was the initial amortization of the deficiency notes from SCMI that were consolidated. The Secured Notes required the originating company to make monthly payments equal to the greater of (1) principal and interest amortized over 180 months and 264 months, respectively, or 2) the amount of any distributions paid to the originating company with respect to the pledged Class C and EIA units.  Effective October, 2007, the recourse loans were modified to accommodate the anticipated increases in principal balances throughout the remaining liquidation periods of the underlying assets, suspend the principal component of the amortized loans for the period of July 2007 through June 2009, and reduce the interest rate from 10% to 6%. The above modifications have been extended through December 31, 2011. Management has not recognized any reserves on these loans as the underlying collateral value exceeds the outstanding loan amounts.

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

-
Wonder.  Wonder Funding obligations are evidenced by a note from RAFC (RAFC/Wonder Note) and are secured by a pledge of a certain Indemnification Agreement given by UMTH to RAFC and assigned to UMT in the amount of $1,134,000, which amount is included in the UMTH limited guarantee referenced above.

-	SCMC. This guaranty is limited to a maximum of $2,213,000 due under the Secured Note from RAFC and is secured by an assignment of 2,213 Class C units of limited partnership interest of UMT Holdings.
-
KLA, Ltd. KLA has given the following guaranties: (1) Guaranty of obligations of SCMI under the First Amended and Restated Secured Variable Amount Promissory Note to the Company dated as of October 1, 2007 with a then current principal balance of $3,472,073 and is secured by an assignment of 3,000 of Guarantor’s Class D units of partnership interest in UMT Holdings, L.P. (2) Guaranty of obligations of CRG under the First Amended and Restated Secured Variable Amount Promissory Note dated as of October 1, 2007 with a then current principal balance of $4,053,799.93 and is secured by  a pledge of 1,355 of Guarantor’s Class D units of partnership interest in UMT Holdings, L.P.

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

These loans were reviewed by management and no reserves are deemed necessary at December 31, 2010.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, and 2008

Residential Mortgages, Contracts for Deed and Interim Mortgages

As of December 31, 2010, our residential mortgage portfolio consisted of 334 residential mortgages (including 235 loans in a securitization), 3 contracts for deed, and 98 interim loans. The portfolio had an unpaid principal balance (“UPB”) of approximately $31,299,000.  The average loan in the portfolio had a current annual yield of 11.12%, an investment-to-value ratio of 35.12%, an average UPB of $72,000, and a remaining term of 170 months for residential mortgages and contracts for deed. Interim loans have terms of 12 months or less, depending on the collateral securing the interim mortgage and the borrower. The more extensive the rehabilitation work on the property or the construction requirements, the longer the term of the loan. The average construction loan has a term of nine months; the average rehabilitation loan has a term of six months.

As of December 31, 2009, our residential mortgage portfolio consisted of 332 residential mortgages (including 249 loans in a securitization), 3 contracts for deed, and 121 interim loans. The portfolio had an unpaid principal balance (“UPB”) of approximately $41,351,000.  The average loan in the portfolio had a current annual yield of 11.64%, an investment-to-value ratio of 59.96%, an average UPB of $91,000, and a remaining term of 134 months for residential mortgages and contracts for deed. Interim loans have terms of 12 months or less, depending on the collateral securing the interim mortgage and the borrower. The more extensive the rehabilitation work on the property or the construction requirements, the longer the term of the loan. The average construction loan has a term of nine months; the average rehabilitation loan has a term of six months.

As of December 31, 2008, our residential mortgage portfolio consisted of 323 residential mortgages (including 256 loans in a securitization), 3 contracts for deed, and 201 interim loans. The portfolio had an unpaid principal balance (“UPB”) of approximately $43,432,000.  The average loan in the portfolio had a current annual yield of 13.35%, an investment-to-value ratio of 65.44%, an average UPB of $83,000, and a remaining term of 209 months for residential mortgages and contracts for deed. Interim loans have terms of 12 months or less, depending on the collateral securing the interim mortgage and the borrower. The more extensive the rehabilitation work on the property or the construction requirements, the longer the term of the loan. The average construction loan has a term of nine months; the average rehabilitation loan has a term of six months.

RESIDENTIAL MORTGAGE PORTFOLIO TABLE As of December 31,
	2010	2009	2008
Residential mortgages owned outright	96	80	67
Loans remaining in first securitization	123	131	136
Loans remaining in second securitization	112	118	120
Contracts for deed owned outright	3	3	3
Interim mortgages	98	121	201
Unpaid principal balance, net	$31,229,000	$41,351,000	$43,432,000
Annual yield	11.12%	11.64%	13.35%
Investment-to-value ratio	35.12%	59.96%	65.44%
Average Loan UPB	$72,000	$91,000	$83,000

Line of Credit, Affiliate – Land Development Loans

On June 20, 2006, the Company entered into a Second Amended and Restated Secured Line of Credit Promissory Note as modified by an amendment effective September 1, 2006 - (the "Amendment") with UDF, a Nevada limited partnership that is affiliated with the Company's Advisor, UMTHGS.  The Amendment increased an existing revolving line of credit facility ("Loan") to $45 million. The purpose of the Loan is to finance UDF's loans and investments in real estate development projects. On July 29, 2009, our trustees approved an amendment to increase the revolving line of credit facility to an amount not to exceed $60,000,000.  Effective December 31, 2009, the loan was extended for a period of one year and matures on December 31, 2010.  Effective December 21, 2010, the loan was extended for a period of one year and matures on December 21, 2011 and the loan amount was increased from $60 million to $75 million.

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

On September 19,  2008, UMT entered into an Economic Interest Participation Agreement with UDF III pursuant to which UDF III purchased (i) an economic interest in the $45,000,000 revolving credit facility (“Loan”) from UMT to UDF I and (ii) a purchase option to acquire a full ownership participation interest in the Loan (the “Option”). On July 29, 2009, our trustees approved an amendment to increase the revolving line of credit facility to an amount not to exceed $60,000,000.  Effective December 21, 2010, the loan was extended for a period of one year and matures on December 21, 2011 and the loan amount was increased from $60 million to $75 million.

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

The Option gives UDF III the right to convert its economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Loan and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while UDF III owns an economic interest in the UMT Loan.  If UDF III exercises its Option and acquires a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UDF III and UMT will participate in the control and management of the UMT Loan.  At December 31, 2010 and 2009 UDF III had funded approximately $62,194,000 and $53,768,000, respectively, to UDF under this agreement.

The UMT Loan is subordinate to UDF Senior Debt, which includes a line of credit provided by Textron Financial Corporation in the amount of $30,000,000, and all other indebtedness of UDF to any national or state chartered banking association or other institutional lender that is approved by UMT in writing.  On June 14, 2009, the Textron loan agreement matured and became due and payable in full.  Effective August 15, 2009, Textron and UDF entered into a Forbearance Agreement pursuant to which Textron agreed to forbear in exercising its rights and remedies under their loan agreement until November 15, 2009.  Pursuant to a second amendment to the Forbearance Agreement, effective March 1, 2010, the forbearance period was extended to June 30, 2010; provided, that the forbearance period would end earlier if UDF otherwise defaulted under the Forbearance Agreement.

On June 21, 2010, UDF entered into a new promissory note agreement with a private investor, the proceeds from which were used to pay off the Textron loan agreement in full.  Pursuant with this transaction, the Company entered into a second amendment to our subordination and intercreditor agreement which subordinates the UMT loan to the new loan from the private investor, reducing the amount subject to subordination from $30,000,000 to $15,000,000.

The lending facility to UDF represents the continuing evolution of the Company's investment policy away from its original investment objective of long term residential mortgages to a portfolio which consists primarily of the increase in the Loan to UDF, an affiliate of our Advisor, lot banking loans, construction loans and model home loans.  The Company's Trustees believe that the interest rate environment, increasing default rates, which have resulted in lower yields from traditional residential mortgage investments and the recent broader deterioration of the sub-prime mortgage market, requires that we seek other investments that are capable of providing superior returns, credit and collateral for our shareholders.  Our Trustees were also influenced by the results of our existing loan arrangement with UDF.  From June 2003 through December 2010, UMT has funded to UDF approximately $129 million in first lien, subordinate loans and equity investments and received approximately $120 million in loan and equity repayments.

We anticipate the increasing concentration of our investments in the Loan, lot banking, model home loans and construction loans and that residential mortgages and interim loans will continue to diminish as a significant component of our total investment portfolio.

The Company monitors the line of credit for collectability on a continuing basis based on the affiliate’s payment history. No valuation allowance or charge to earnings was recorded for the years ended December 31, 2010, 2009, and 2008 based on the Company’s evaluation.  Outstanding balances were approximately $62,194,000, $57,110,000, and $47,889,000 at year end 2010, 2009, and 2008, respectively.

Properties Pledged as Collateral

At year end 2010, approximately 37% of the properties securing our interim loan Mortgage Investments were located in Texas, 40% in California, 6% in Tennessee, 3% in each Missouri and Ohio, 4% in Georgia, 2% in Illinois, 1% or less in 15 other states.

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

Comparative Income and Expenses

During the years ended December 31, 2010, 2009, and 2008, total revenues were approximately $7,369,000, $9,072,000,  and $11,173,000, respectively, representing an increase (decrease) over the prior year of ($1,703,000) or (19%), ($2,101,000) or (19%), and ($5,660,000) or (34%), respectively. The 2010 and 2009 decrease was primarily attributable to the reduced balance in the UDF line of credit, the reduced balance in non-affiliate interim mortgages and amortizations and pay-offs in the securitized mortgage portfolios. The 2008 decrease was primarily attributable to the decline in our outstanding interim mortgage investments in the fourth quarter of 2007 and the reduced balance in the UDF line of credit.  The decline in outstanding interim mortgages resulted from UMTHLC obtaining third party financing from another lender in October 2007 and reduced leverage on our entire portfolio with the expiration of the Company’s existing credit facility.  See Liquidity and Capital Resources section for further discussion.

Revenue derived from affiliates increased (decreased) ($1,960,000) or (26%), ($1,324,000) or (15%), and ($5,021,000) or (36%) and revenues from non-affiliates increased (decreased) $257,000 or 18%, ($771,000) or (35%) and ($645,000) or (23%) during the years ended December 31, 2010, 2009, and 2008, respectively.  The 2010 and 2009 decrease in affiliate income is due primarily to the lower outstanding balance in the UDF LOC which was partially offset by the higher outstanding balance in the UMTHLC deficiency note and the placement of certain affiliate interim mortgages on non-accrual status. The 2008 decrease in affiliate income is due to the reduction in the UMTHLC interim mortgages outstanding, resulting from their obtaining third party financing in October 2007, and the lower outstanding balance in the UDF LOC.

Total expenses during 2010, 2009, and 2008 were approximately $4,397,000, $4,875,000 and $4,390,000, respectively, representing an increase (decrease) over the prior year of approximately ($479,000) or (10%), $485,000 or 11%, and ($1,635,000) or (27%), respectively.  The 2010 decrease was due primarily to a reduction in the provision for loan losses expense of approximately $1,301,000 which was partially offset by an increase in interest expense of approximately $369,000.  The 2009 increase was primarily attributable to the increase in provision for loan losses expense of approximately $388,000 and an increase of approximately $100,000 in interest expense.  These items are discussed in more detail below.  The 2008 decrease was primarily attributable to reduced interest expense, as the Company’s line of credit matured in November 2007.  Listed below are the significant expense accounts and explanations of change:

PROVISION FOR LOAN LOSSES: decreased 54% in 2010, increased 19% in 2009 and decreased 10% in 2008, respectively.

The increase or decrease in provisions for loan losses between years depends on how many loans are foreclosed since we create the allowance for loan losses on default rates and foreclosure trends.  The tables below illustrate loss rates as a percentage of the nonrecourse portfolio for 1) interim loans and 2) residential mortgages and contracts for deed:

Interim Mortgages:
Year	Unpaid principal balance at year ends of unaffiliated loans	Loan losses charged-off	Loss rate as a percentage of unaffiliated loans
2010	$249,000	-	0.00%
2009	$ 294,600	-	0.00%
2008	$348,000	$94,000	26.87%

Residential Mortgages and Contracts for Deed:
Year	Unpaid principal balance including securitized loans	Loan losses charged-off	Loss rate as a percentage of loans
2010	$12,394,000	$827,000	6.67%
2009	$12,431,000	$843,000	6.78%
2008	$10,832,000	$559,000	5.16%

Loan loss reserves are established when a.) the collectability of current loan balances becomes uncertain or b.) the underlying collateral value for foreclosed properties is less than its carrying value.  For current loan balances, a loan loss reserve is created based on a three year look back of historical default rates, as well as a specific analysis on a loan by loan basis.  The Company decreased its provision for loan losses in 2010 and increased its provision for loan losses in 2009 in order to ensure adequate reserves over the long-term based on our assessment of market conditions. The Company’s three year historical default rate for residential mortgages and contracts for deed is approximately 3.0% of the remaining outstanding unpaid principal balance of the loans it owns outright, excluding the securitized loans.  The Company’s three year historical default rate for interim mortgages is approximately 2.0%.  The Company continually monitors the adequacy of its reserves for loan losses and will provide for additional reserves in the future if needed.

INTEREST EXPENSE:  Increased 359% in 2010, increased 100% in 2009, and decreased 100% in 2008.

Interest expense was approximately $473,000, $103,000 and $1,000, respectively, in 2010, 2009, and 2008. The Company’s primary credit facility matured in November 2007 and in 2008 the Company had no credit facility or long term debt outstanding.  The increase in 2010 was due to the use of the bank line of credit during the full year and the term loan credit facility entered into in April, 2010.  In August 2009, the Company entered into a new revolving line of credit facility with a bank for $5,000,000.  The outstanding balance on this line was $4,408,000 and $3,788,000 at December 31, 2010 and 2009, respectively.  On April 21, 2010, the Company entered into a new term loan credit facility with a bank for $1,600,000. The outstanding balance on this loan at December 31, 2010 was approximately $1,107,000.

Use of these credit facilities is the reason for the increased interest expense in 2010 over 2009 and 2009 over 2008.  We used our credit facilities to provide additional funds for investment. The use of our credit facilities depend on the number of suitable investments available at any given time and the amount of cash we have on hand. Interest expense fluctuates based on 1) how heavily we rely on our credit facilities and 2) the increase or decrease in the interest rate we pay under the credit facility.   See Liquidity and Capital Resources section for further discussion.

LOAN SERVICING FEES: Increased 116% and 78% in 2010 and 2009, respectively, and decreased 34% in 2008.

Loan servicing fees paid to PSC for servicing some of our Mortgage Investments increased as a result of the amount we had invested in residential mortgages and contracts for deed which increased 11% in 2010 and 32% in 2009 and decreased 2% in 2008.  Increases in the loan servicing fee are expected as the long term mortgage portfolio stabilizes or increases. Loan servicing fees were approximately $24,000, $11,000, and $6,000, in 2010, 2009, and 2008, respectively.

TRUST ADMINISTRATION FEES: Increased 9% in 2010, decreased 3% in 2009 and increased 23% in 2008.

The trust administration fee was paid to our Advisor.  The current monthly fee is calculated as 1/12th of 1% of our average invested assets.  The trust administration fee increases and decreases as our invested assets increase or decrease as we draw on or pay down the credit facility that we use to acquire mortgage investments.  Trust administration fees paid in 2010, 2009, and 2008 were approximately $1,138,000, $1,042,000, and $1,074,000, respectively and are based on the balance of average invested assets.

GENERAL AND ADMINISTRATIVE EXPENSES: Increased 26%, 2%, and 34% in 2010, 2009, and 2008, respectively.

General and administrative expenses were approximately $1,650,000, $1,307,000, and $1,284,000, respectively, in 2010, 2009, and 2008. The major categories of general and administrative expenses include transfer agent fees, legal fees, printing and reproduction costs, accounting and audit fees, recording fees, expenses to maintain REO properties, trustee fees and insurance. The increase in 2010 and 2009 was primarily due to higher accounting and legal services expenses and expenses incurred to maintain REO properties

Operating expense as a percentage of income, net of interest expense and provision for loan losses was 38.17%, 26.01%, and 21.15%, for 2010, 2009, and 2008, respectively. Operating expense as a percentage of average invested assets was 2.04%, 1.54%, and 1.82%, for the years, respectively.

Net income was approximately $2,972,000, $4,196,000, and $6,783,000 for 2010, 2009, and 2008, respectively, representing a decrease of 29%, 38% and 37% in 2010, 2009 and 2008, respectively. The decreases in 2010 and 2009 were driven primarily by reduced income from affiliates, as discussed above, due to the pay-off of the UDF line of credit in September 2008, along with increased loan loss reserve expense. The decrease in 2008 was driven primarily by reduced income from affiliates due to the pay-off (reduction) of UMTHLC interim mortgages in the fourth quarter of 2007 and the pay-off of the UDF line of credit in September 2008.  This line of credit had an average monthly balance of approximately $12,700,000 in 2008 compared to approximately $25,000,000 in 2007.  Earnings per share in 2010, 2009, and 2008 were $0.46, $0.65, and $1.04, for the respective years. Daily use of leverage was $4.7 million in 2010, compared to $1.2 million in 2009 and $0 in 2008.  Mortgage Investment yields were approximately 11.12%, 11.64%, and 13.35% in 2010, 2009, and 2008, respectively, further impacting earnings. Average daily cash balances of $421,000 in 2010, compared to $677,000 in 2009 and $4,073,000 in 2008, again positively or negatively impacting earnings in successive years.

Foreclosed Properties

Affiliated Foreclosed Properties. We do not reclassify foreclosed loans that have been pledged to us as collateral (an “underlying loan”) for recourse loans we have made to affiliates of our Advisor, because our affiliates are obligated to perform under the term of those recourse loans with us (“affiliate loans”). If the borrower on an underlying loan defaults, the affiliate has the option to accrue interest payable to us while they bring the underlying loan current in its payments. We, in turn, accrue an interest receivable on the recourse loan. When the underlying loan becomes a paying loan again, the affiliate resumes paying us interest on the recourse loan. If the underlying loan is foreclosed and the real estate sells, our affiliate pays us all accrued interest and principal from the proceeds from the sale of the property. Any deficiency is reclassified to Recourse Obligations, affiliates or Deficiency Notes, affiliates.

Unaffiliated Foreclosed Properties. We began 2010, 2009, and 2008 with 11, 19, and 12 foreclosed residential mortgages and contracts for deed, respectively, and foreclosed an additional 7, 11, and 15 loans during the respective years.  We sold 6, 19, and 8, foreclosed properties in 2010, 2009, and 2008, respectively, leaving 12, 11, and 19 foreclosed properties at the end of each of the three years, respectively. Non-affiliate foreclosed properties as a percentage of total unaffiliated residential mortgages and contracts for deed at year end were 5.02%, 4.32%, and 7.99%, respectively.

We began 2010, 2009, and 2008 with 150, 104, and 6 foreclosed interim loans, respectively, and foreclosed an additional 6, 65, and 119 properties during the respective years.  We sold 13, 19, and 21 foreclosed properties, during 2010, 2009, and 2008, respectively, leaving 143, 150, and 104 foreclosed interim loans at the respective year ends. In December of 2006 we ceased funding interim loans for the construction of single family homes originated by an unaffiliated lender, Residential Development Corporation and began liquidating properties securing Residential Development Corporation non-performing loans.  Accordingly, 2008 foreclosures were significantly higher than prior years.

At December 31, 2010 our foreclosed property portfolio consisted of 155 residential properties of which 68 were rental properties.  Our exit strategy for these properties is to dispose of them, over time, and recover our cost.  This includes marketing available properties for sale or rental including providing seller financing to qualified third party buyers.  Active rental properties can be seasoned over time and if the tenant can then qualify for third party or seller financing the property can then be sold and its cost recovered.  These rental properties also provide cash flow to the Company during this process and reduce our holding costs.

In December 2006, we ceased funding individual interim loans for the construction of single family homes.  In 2008, we completed foreclosure on the remaining non-performing interim mortgage loans funded to Residential Development Corp. (“RDC”). As a result, our outstanding balance of interim mortgage loans to non-affiliates was approximately $249,000 and $295,000 at December 31, 2010 and 2009, respectively.

    The following tables detail major categories of foreclosed loans for each of the last three fiscal years:

RESIDENTIAL MORTGAGES & CFDs	2010	2009	2008
Number of loans defaulted at beginning of year	11	19	12
Aggregate gross value	$537,000	$865,000	$522,000

Additional defaults during year	7	11	15
Aggregate gross value	$351,000	$509,000	$690,000

Defaulted properties disposed of during year	6	19	8
Aggregate gross value	$267,000	$837,000	$347,000

Number of loans defaulted at end of year	12	11	19
Aggregate gross value	$621,000	$537,000	$865,000

INTERIM LOANS	2010	2009	2008
Number of loans defaulted at beginning of year	150	104	6
Aggregate gross value	$9,428,000	$5,964,000	$446,000

Additional defaults during year	6	65	119
Aggregate gross value	$2,226,000	$4,635,000	$6,531,000

Defaulted properties disposed of during year	13	19	21
Aggregate gross value	$1,474,000	$1,171,000	$1,013,000

Number of loans defaulted at end of year	143	150	104
Aggregate gross value	$10,180,000	$9,428,000	$5,964,000

Changes in Our Mortgage Portfolio

The Company no longer purchases interim loans or contracts for deed.  Such balances will decrease over time as the existing portfolios liquidate.  We plan to continue to invest in land development loans, finished lot loans, model home loans and construction loans secured by conventionally built houses because, 1) land development loans and finished lot loans have provided us with suitable collateral positions, well capitalized borrowers and attractive yields; 2) interim loans, while offering  full recourse from our borrowers and attractive yields are dependent on sub-prime mortgage products to facilitate the sale of the properties securing our loans; and, 3) model home and construction loans are expected to provide us with suitable collateral positions, well capitalized borrowers and attractive yields. In addition, blended yields for land development loans and finished lot loans have produced higher returns than those of residential mortgages and contracts for deed. Model home and construction loans are expected to produce higher yields commensurate with land development loans, finished lot loans and interim loans. As we phase out of interim loans, we will increase the percentage of our portfolio invested in land development loans, finished lot loans, model home loans and construction loans until market conditions indicate the need for an adjustment of the portfolio mix.

The table below summarizes our gross mortgage portfolio by asset type as of December 31, 2010, 2009, and 2008:

Category	2010	2009	2008
First lien secured interim mortgages 12 months or less and residential mortgages & contracts for deed	$23,642,000	$30,925,000	$29,065,000
Secured, subordinate LOC to UMTH Lending Co., L.P.	15,566,000	16,842,000	18,195,000
Land development loans	62,194,000	56,848,000	47,050,000
Finished lot loans	-	1,988,000	2,596,000
Construction loans	4,755,000	6,477,000	2,921,000

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

As of December 31, 2010, the Company had two deficiency notes with non-affiliates in the amount of approximately $7,301,000.  One note in the amount of approximately $1,726,000 bears interest at a rate of 14% per annum.  The second note in the amount of approximately $5,575,000. The Company does not accrue interest on this note as the underlying collateral value approximates the note balance, net of reserves.

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

As of December 31, 2007, UMTHLC issued to the Company a variable amount promissory note in the amount of $5,100,000 to evidence its deficiency obligations to the Company.  The initial principal amount of the note was approximately $1,848,000. The principal balance as of December 31, 2010 is $12,739,000. The principal balance will fluctuate from time to time based on the underlying loan activity and the amount of deficiencies realized by the affiliate.  The note bears interest at a rate of 10%, and requires monthly principal and interest payments based on a ten-year amortization for the outstanding principal balance.  Effective January 2011 the interest rate was reduced to 6%.  The note is secured by a limited guaranty by UMTHGS, the Advisor, equal to a monthly amount not to exceed 33% of the advisory fee received by UMTHGS under the terms of its advisory agreement with the Company.

Dividends and Distributions to Shareholders

Distributions per share of beneficial interest were $0.58, $0.73, and $1.35 per weighted share for 2010, 2009, and 2008, respectively, on earnings of $0.46, $0.65, and $1.04, respectively.  In 2010, 2009, and 2008 we distributed approximately 125%, 112%, and 130%, of our net income. The portion of the distributions that does not represent earnings represents return of capital.  (See the table below.)  Distributions declared by our trustees during 2010, 2009, and 2008 were at an annualized rate of return of 2.9%, 3.7%, and 6.8%, respectively. The rate of return of these distributions on the NAV of outstanding shares during 2010, 2009 and 2008 was at an annualized rate of 3.68%, 4.60% and 8.42% respectively.  We are under no obligation to pay dividends at that same rate and from time to time the rate at which we pay dividends may be adjusted by our trustees.

	For the Years Ended December 31,
	2010	2009	2008
Monthly Dividend Rate	$0.05	$0.06	$0.11
Dividend paid per Share	$0.58	$0.73	$1.35
Amount paid in excess of earnings per Share	$0.15	$0.09	$0.31

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEARS ENDED
DECEMBER 31, 2010, 2009, and 2008

Sources and Uses of Funds

Cash flows from operating activities are generally the result of net income adjusted for provision for loan losses and (increases) decreases in accrued interest receivable.  Cash provided by operations was approximately $2,832,000, $1,848,000 and $5,523,000 during the years ended December 31, 2010, 2009 and 2008 respectively.  Cash generated by operations in 2010 and 2009 was lower than 2008 primarily due to decreased net income.

Cash flows from investing activities generally reflect fundings and payments received from lending activities.  The Company used cash in investing activities of approximately $1,325,000 and $2,568,000 in 2010 and 2009, respectively, primarily to fund lines of credit to affiliates and non-affiliates.  The Company generated approximately $7,647,000 from investing activities in 2008 primarily as a result of pay offs from the UDF line of credit in 2008.

Cash flows from financing activities generally reflect proceeds from the issuance of shares, borrowings or repayments on the line of credit, the purchase of treasury stock and the payment of dividends.  Cash of approximately $1,838,000 and $886,000 was used in financing activities in 2010 and 2009, respectively, compared to approximately $12,824,000 in 2008.  The primary uses are the purchase of treasury stock and the payment of dividends and primary sources are proceeds from the issuance of shares and from borrowings.  The decrease in cash used in 2010 and 2009 compared to 2008 was primarily due to a reduction in the dividend rate paid in 2009 and a reduction in treasury stock repurchased.

Credit Facilities

During August 2009, the Company entered into a new revolving line of credit facility with a bank for $5,000,000.  The line of credit bears interest at prime plus one percent, with a floor of 5.50% and requires monthly interest payments.  Principal and all unpaid interest will be due at maturity, which is August 2012. The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit.  The outstanding balance on this line of credit was approximately $4,408,000 and $3,788,000 at December 31, 2010 and 2009, respectively.

On April 21, 2010, the Company entered into a new term loan credit facility with a bank for $1,600,000.  The loan bears interest at prime plus one percent, with a floor of 7.0%, and requires monthly interest payments.  Principal and all unpaid interest will be due at maturity which is October 21, 2011.  The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan.  The outstanding balance on this loan at December 31, 2010 was approximately $1,107,000.

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

	December 31,
	2010	2009	2008
Shares issued	35,150	46,000	108,000
Dividend reinvestment proceeds	$558,000	$815,000	$2,158,000
Number of shares returned to treasury	(31,470)	(60,000)	(321,000)
Value of shares repurchased	$(566,000)	$(1,113,000)	$(6,179,000)
Principal receipts:
First lien mortgage notes and trust receivables	$1,454,000	$217,000	$63,000
Real estate owned (Investments)	$(6,895,000)	$716,000	$636,000
Interim loans	$46,000	$64,000	$1,636,000
Interim loans, affiliate	$9,897,000	$2,787,000	$1,257,000
Net receipts(fundings) - lines of credit	$3,448,000	$(3,241,000)	$(2,921,000)
Net receipts(fundings) - lines of credit, affiliate	$(3,128,000)	$(1,301,000)	$13,759,000
Net borrowings(payments) – bank lines of credit	$1,727,000	$3,788,000	-

As of December 31, 2010, we had issued an aggregate of 8,299,766 shares, with 1,873,203 shares repurchased and retired to treasury, leaving 6,426,563 shares outstanding.  Total capital raised from share issuances was approximately $165,545,000.

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

Since inception and as of December 31, 2010, we have invested an aggregate of approximately $531 million in interim loans from various sources, and UDF had drawn down an aggregate of approximately $125 million from us on its line of credit. In 2010 we funded approximately $2.1 million in interim loans and $5.1 million in draws to UDF, compared to approximately $2 million in interim loans and $2 million in draws to UDF in 2009, and approximately $7 million in interim loans and $16 million funded to UDF in 2008. The following table sets forth, as a percentage of total funds invested with all sources, the percentage of mortgage investments made to affiliates during 2010, 2009, and 2008.

Affiliated Company	2010	2009	2008
RAFC	1%	7%	11%
UMTHLC	3%	22%	10%
UDF	11%	6%	62%

Total of affiliate mortgage investments	15%	35%	83%

The following table shows the dollar amounts of investments funded with affiliates of our Advisor in the three comparable years:

Affiliated Company	2010	2009	2008
RAFC	$549,000	$2,708,000	$2,700,000
UMTHLC	$1,598,000	$8,195,000	$2,555,000
UDF	$5,143,000	$2,231,000	$15,800,000

In addition, we no longer fund draws directly to RAFC, but we do fund draws directly to vendors for projects that are active and serviced by RAFC.

Outstanding balances for interim loans purchased from affiliates of our Advisor and the UDF line of credit at December 31, 2010, 2009, and 2008 purchased from affiliates were:

Affiliated Company	2010	2009	2008
RAFC	$16,592,000	$23,602,000	$23,380,000
UMTHLC	$15,566,000	$16,842,000	$18,195,000
UDF	$62,194,000	$57,110,000	$47,889,000

We no longer purchase residential mortgages or contracts for deed other than to carry back a note on the sale of a foreclosed property or to reclassify an interim loan.

Transactions with Related Parties

We do not have employees. All administrative services and facilities are provided to us by our Advisor under the terms of an Advisory Agreement effective August 1, 2006, (now subject to an Advisory Agreement effective January 1, 2011). The services of  our Advisor, UMTHGS,  include all day-to-day administrative services including managing our development of investment guidelines, overseeing servicing, negotiating purchases of loans and overseeing the acquisition or disposition of investments and managing our assets.  We pay UMTHGS a monthly trust administration fee, depending on our annual distribution rate, ranging from 1/12th of 1% up to 1/12th of 2% of the amount of average invested assets per month. The agreement also provides for a subordinated incentive fee equal to 25% of the amount by which our net income for a year exceeds a 10% per annum non-compounded cumulative return on our adjusted contributions. No incentive fee was paid during 2010, 2009 or 2008. In addition, for each year in which it receives a subordinated incentive fee, the Advisor will receive a 5-year option to purchase 10,000 shares at a price of $20.00 per share (not to exceed 50,000 shares). As of December 31, 2010, 2009, and 2008, the Advisor has not received options to purchase shares under this arrangement.

The Advisor and its affiliates are also entitled to reimbursement of costs of goods, materials and services obtained from unaffiliated third parties for our benefit, except for note servicing and for travel and expenses incurred in connection with efforts to acquire investments for us or to dispose of any of our investments. During 2010, 2009 and 2008, the Company paid the Advisor approximately $76,000 each year as reimbursement for costs associated with providing shareholder relations activities.

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

Below is a chart listing fees paid to PSC and the Advisor in the past three years:

Type of Fee	Payee	2010	2009	2008
Trust management fee, net	UMTHGS	$1,138,000	$1,042,000	$1,074,000
Investor relations service fee	UMTHGS	$76,000	$76,000	$76,000
Loan servicing fees	PSC	$24,000	$11,000	$6,000

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

With respect to recourse loans, the Company’s borrower, or a guarantor, is obligated to pay all interest accrued and principal at the end of the loan term, or extensions thereof. As a result, the Company continues to accrue interest on recourse loans even if the likelihood that the underlying borrower will make an interest payment is less than probable. Interest on recourse loans continues to accrue until the loan is fully paid off however, we are reserving for the accrued interest

There is no assurance that the interest income accrued by the Company will be paid by a borrower.  When income is accrued with respect to a foreclosed loan, the Company sells the mortgage property and receives proceeds from the sale. The Company first applies the proceeds to any accrued interest related to the loan and then applies the balance of the proceeds to the outstanding loan balance. If the proceeds from the sale of the property are not sufficient to reduce the outstanding loan balance to zero, the remaining balance is referred to as the “charge-off amount.” The charge-off amount is recorded against the mortgage investment loss reserve: accrued interest income, plus the outstanding loan balance, less proceeds from the sale of the property equals the amount charged-off against loss reserves. If the loan was a recourse loan, the Company’s borrower or a guarantor is obligated to pay the remaining balance with interest and the borrower or guarantor, as applicable, would deliver a deficiency note (“deficiency note”) to the Company for the remaining balance.

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

The changes in the reserve for loan losses during the years ended December 31, 2010, 2009, and 2008 are summarized as follows:

	2010	2009	2008
Balance, beginning of year	$5,075,000	$4,490,000	$2,804,000
Provision for loan losses	1,111,000	2,413,000	2,025,000
Reduction of values of foreclosed mortgages and loans charged off	(953,000)	(1,828,000)	(339,000)
Balance, end of year	$5,233,000	$5,075,000	$4,490,000

In December of 2006 we ceased funding interim loans through an unaffiliated lender, Residential Development Corp. (“RDC”).  In 2007 and 2008, we experienced increased delinquency and foreclosures on loans funded to RDC.  Throughout 2007 and 2008, we implemented the following actions with regard to RDC:

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

We continued these efforts throughout 2010 and 2009 and will continue until the RDC portfolio is fully liquidated.  Throughout 2010, 2009, and 2008 UMT allocated $432,000, $1,292,000, and $2,286,000, respectively, of reserves for losses associated with the RDC portfolio.  In the event that aggressive liquidation of the portfolio may result in additional losses, we will provide for additional reserves as needed.

DISCLOSURE OF CONTRACTUAL OBLIGATIONS

As of December 31, 2010, 2009, and 2008, the Company does not have any contractual obligations to make future payments under any debt obligations or long-term lease agreements.

DIVIDENDS DECLARED AND DISTRIBUTIONS MADE

During the year ended December 31, 2010, we declared dividends and made distributions on a monthly basis as shown below. We maintained a 2.9% annualized dividend rate during the year and distributed approximately 125% of our net income. Distributions paid on NAV were made at a rate of 3.68% and 4.60% for the years ended December 31, 2010 and 2009 respectively.  We are under no obligation to make distributions at any particular rate, although we are obligated to distribute 90% of our REIT Taxable Income in order to continue to qualify as a REIT for federal income tax purposes. The amount distributed in excess of earnings per share represents return of capital.

	For the Years Ended December 31,
	2010	2009	2008
Monthly Dividend Rate	$0.05	$0.06	$0.11
Dividend paid per Share	$0.58	$0.73	$1.35
Amount paid in excess of earnings per Share	$0.15	$0.09	$0.31

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to interest rate changes primarily in connection with our bank. During August 2009, the Company entered into a new revolving line of credit facility with a bank for $5,000,000.  The line of credit bears interest at prime plus one percent, with a floor of 5.50% and requires monthly interest payments.  Principal and all unpaid interest will be due at maturity, which is August 2012. The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit.  The outstanding balance on this line of credit was approximately $4,408,000 and $3,788,000 at December 31, 2010 and 2009, respectively. On April 21, 2010, the Company entered into a new term loan credit facility with a bank for $1,600,000.  The loan bears interest at prime plus one percent, with a floor of 7.0%, and requires monthly interest payments.  Principal and all unpaid interest will be due at maturity which is October 21, 2011.  The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan.  The outstanding balance on this loan at December 31, 2010 was approximately $1,107,000.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED MORTGAGE TRUST

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
United Mortgage Trust

We have audited the accompanying consolidated balance sheets of United Mortgage Trust as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years ended December 31, 2010.   The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Mortgage Trust as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas
March 31, 2011

UNITED MORTGAGE TRUST
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
Assets
Cash and cash equivalents	$7,325	$338,336

Mortgage investments:
Investment in trust receivable	1,243,638	2,023,327
Investment in residential mortgages	5,557,396	5,005,413
Interim mortgages, affiliates	24,638,389	34,249,793
Interim mortgages	248,585	294,600
Allowance for loan losses	(459,361)	(222,463)
Total mortgage investments	31,228,647	41,350,670

Line of credit receivable, affiliate	69,714,261	63,303,613
Line of credit receivable, non-affiliates	4,755,129	8,202,706
Accrued interest receivable	981,994	849,045
Accrued interest receivable, affiliates	12,721,070	9,695,003
Reserves – accrued interest receivable	(1,399,431)	(775,661)
Recourse obligations, affiliates	18,321,173	16,449,734
Real estate owned, net	15,980,479	9,426,875
Deficiency notes	7,301,046	7,189,311
Deficiency notes, affiliates	12,739,093	10,315,478
Reserves – deficiency notes	(4,517,746)	(4,314,128)
Other assets	340,504	504,617
Total assets	$168,173,544	$162,535,599

Liabilities and Shareholders’ Equity
Liabilities:
Dividend payable	$310,000	$310,000
Line of credit payable	5,515,442	3,788,477
Accounts payable and accrued liabilities	1,046,462	2,681,543
Accounts payable and accrued liabilities, affiliates	2,958,808	102,340
Participation payable, affiliate	57,050,973	53,768,482
Notes Payable	168,212	-
Total liabilities	67,049,897	60,650,842

Commitments and contingencies

Shareholders' equity:
Shares of beneficial interest; $0.01 par value; 100,000,000 shares authorized; 8,299,766 and 8,264,616 shares issued, respectively; and 6,426,563 and 6,422,883 outstanding, respectively	82,971	82,646
Additional paid-in capital	146,817,612	146,259,724
Cumulative distributions in excess of earnings	(9,485,280)	(8,731,773)
	137,415,303	137,610,597
Less treasury stock of 1,873,203 and 1,841,733 shares, respectively, at cost	(36,291,656)	(35,725,840)
Total shareholders' equity	101,123,647	101,884,757
Total liabilities and shareholders' equity	$168,173,544	$162,535,599

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2010	2009	2008
Revenues:
Interest income derived from affiliates	$5,697,380	$7,657,170	$8,981,198
Interest income	1,671,327	1,414,502	2,186,413
Other income	-	-	5,071
Total revenue	7,368,707	9,071,672	11,172,682
Expenses:
Trust administration fee	1,137,943	1,041,630	1,073,503
Loan servicing fee	24,264	11,242	6,321
General and administrative	1,650,246	1,306,574	1,283,611
Provision for loan losses	1,111,406	2,412,500	2,025,381
Interest expense	472,820	103,333	1,081
Total expenses	4,396,679	4,875,279	4,389,897

Net income	$2,972,028	$4,196,393	$6,782,785

Net income per share of beneficial interest	$0.46	$0.65	$1.04

Weighted average shares outstanding	6,422,407	6,417,813	6,535,278

Distributions per weighted share outstanding	$0.58	$0.73	$1.35

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2010, 2009 and 2008

	Shares of Beneficial Interest		Additional	Cumulative Distributions
	Shares	Par Value	Paid-in Capital	in Excess of Earnings	Treasury Shares	Treasury Stock	Total
Balance at December 31, 2007	8,110,684	$81,107	$143,287,664	$(6,530,813)	1,460,768	$(28,434,335)	$108,403,623

Proceeds from shares issued	107,907	1,019	2,157,129	-	-	-	2,158,148
Purchase of treasury stock	-	-	-	-	321,254	(6,178,725)	(6,178,725)
Dividends ($1.35 per share)	-	-	-	(8,803,057)	-	-	(8,803,057)
Net income	-	-	-	6,782,785	-	-	6,782,785
Balance at December 31, 2008	8,218,591	$82,126	$145,444,793	$(8,551,085)	1,782,022	$(34,613,060)	$102,362,774

Proceeds from shares issued	46,025	520	814,931	-	-	-	815,451
Purchase of treasury stock	-	-	-	-	59,711	(1,112,780)	(1,112,780)
Dividends ($0.73 per share)	-	-	-	(4,377,081)	-	-	(4,377,081)
Net income	-	-	-	4,196,393	-	-	4,196,393
Balance at December 31, 2009	8,264,616	$82,646	$146,259,724	$(8,731,773)	1,841,733	$(35,725,840)	$101,884,757

Proceeds from shares issued	35,150	325	557,888	-	-	-	558,213
Purchase of treasury stock	-	-	-	-	31,470	(565,816)	(565,816)
Dividends ($0.58 per share)	-	-	-	(3,725,535)	-	-	(3,725,535)
Net income	-	-	-	2,972,028	-	-	2,972,028
Balance at December 31, 2010	8,299,766	$82,971	$146,817,612	$(9,485,280)	1,873,203	$(36,291,656)	$101,123,647

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
Operating Activities
Net income	$2,972,028	$4,196,393	$6,782,785
Adjustments to reconcile net income
to net cash provided by operating activities:
Provision for loan losses	1,111,406	2,412,500	2,025,381
Depreciation and amortization	2,376	1,380	1,380
Changes in assets and liabilities:
Accrued interest receivable, net	249,216	(258,201)	(1,568,491)
Accrued interest receivable, affiliates, net	(2,784,462)	(4,154,337)	(1,887,498)
Other assets	161,738	(63,033)	20,992
Accounts payable and accrued liabilities	(1,736,582)	92,101	(29,384)
Accounts payable and accrued liabilities, affiliates	2,856,468	(378,759)	177,704
Net cash provided by operating activities	2,832,188	1,848,044	5,522,870

Investing Activities
Investments in trust receivables	(85,977)	(3,251)	-
Principal receipts on trust receivables	865,666	161,699	-
Investment in residential mortgages	(1,140,567)	(117,300))	(8,389)
Principal receipts on residential mortgages	588,584	55,514	62,822
Investment in interim mortgages and deficiency notes	(339,649)	(1,224,788)	(1,476,846)
Principal receipts on interim mortgages and deficiency notes	46,015	64,011	1,636,485
Investments in interim mortgages and deficiency notes, affiliates	(2,709,432)	(515,080)	(5,255,065)
Principal receipts on interim mortgages and deficiency notes, affiliates	9,897,220	2,787,054	1,256,654
Investments in recourse obligations, affiliates	(1,941,493)	(182,743)	(162,885)
Principal receipts from recourse obligations, affiliates	70,055	232,627	122,047
Principal receipts from (investments in) lines-of-credit receivable, affiliates	(3,128,157)	(1,301,212)	13,758,685
Principal receipts from (investments in) lines-of-credit receivable	3,447,576	(3,240,733)	(2,920,959)
Investments in real estate owned	(9,473,091)	(7,300)	(75,460)
Principal receipts on real estate owned	2,578,012	723,516	711,064
Net cash provided by (used in) investing activities	(1,325,238)	(2,568,047)	7,647,152

Financing Activities

Net borrowings on line of credit payable	1,726,965	3,788,477	-
Proceeds from notes payable	168,212	-	-
Proceeds from issuance of shares of beneficial interest	558,213	815,452	2,158,148
Purchase of treasury stock	(565,816)	(1,112,780)	(6,178,725)
Dividends	(3,725,535)	(4,377,081)	(8,803,057)
Net cash used in financing activities	(1,837,962)	(885,932)	(12,823,634)

Net increase (decrease) in cash and cash equivalents	(331,011)	(1,605,935)	346,388

Cash and cash equivalents at beginning of year	338,336	1,944,271	1,597,883

Cash and cash equivalents at end of year	$7,325	$338,336	$1,944,271

See accompanying notes to consolidated financial statements.

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$327,838	$51,887	$1,081

Non-Cash Financing and Investing Activity
Transfers of affiliate and non-affiliate loans to foreclosed properties or recourse obligations	$8,848,643	108,084	-
Participation receivable, affiliate	$(3,282,492)	(15,446,638)	-
Participation payable, affiliate	$3,282,492	15,446,638	-
Participation accrued interest receivable , affiliate	$(159,355)	(1,345,463)	-
Participation accrued interest payable, affiliate	$159,355	1,345,463	-

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

A. NATURE OF BUSINESS

THE COMPANY

United Mortgage Trust (the “Company”) is a Maryland real estate investment trust that qualifies as a real estate investment trust (a “REIT”) under federal income tax laws.  The Company is the sole general partner of and owns a 99.99% limited partnership interest in UMT Home Finance, L.P. (“UMT HF”) and UMT Home Finance II, L.P. (“HF II”).  Both entities are Delaware limited partnerships.  The Company owns 100% of UMT LT Trust , a Maryland real estate investment trust and the Company owns a 99.99% limited partnership interest in UMT Properties, L.P. and UMT 15th Street, L.P., both of which are Delaware limited partnerships.

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

With respect to recourse loans, the Company’s borrower, or a guarantor, is obligated to pay all interest accrued and principal at the end of the loan term, or extensions thereof. As a result, the Company continues to accrue interest on recourse loans even if the likelihood that the underlying borrower will make an interest payment is less than probable. Interest on recourse loans continues to accrue until the loan is fully paid off.  Generally, non-recourse loans are placed on non-accrual when there is a clear indication the borrower may not be able to make payments as they become due, which is generally 90 days past due.  The Company is reserving for the accrued interest.

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

The changes in the reserve for loan losses during the years ended December 31, 2010, 2009, and 2008 are summarized as follows:

	2010	2009	2008
Balance, beginning of year	$5,075,000	$4,490,000	$2,804,000
Provision for loan losses	1,111,000	2,413,000	2,025,000
Reduction of values of foreclosed mortgages and loans charged off	(953,000)	(1,828,000)	(339,000)
Balance, end of year	$5,233,000	$5,075,000	$4,490,000

In December of 2006 the Company ceased funding interim loans for the construction of single family homes (“Construction Loans”).  Prior to December of 2006 the Company funded Construction Loans through an unaffiliated lender, Residential Development Corp. (“RDC”).  In 2009 and 2008 the Company experienced increased delinquency and foreclosures on loans funded to RDC.  Throughout 2007 and 2008, the Company implemented the following actions with regard to RDC:

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

The Company continued these efforts throughout 2010 and 2009 and will continue until the RDC portfolio is fully liquidated.  Throughout 2010, 2009, and 2008 UMT allocated approximately $432,000, $1,292,000, and $2,286,000, respectively, of reserves respectively, for losses associated with the RDC portfolio.  In the event that aggressive liquidation of the portfolio may result in additional losses, we will provide for additional reserves as needed.

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

DISTRIBUTION POLICY AND DISTRIBUTIONS DECLARED

The Company makes distributions each year (not including return of capital for federal income tax purposes) equal to at least 90% of the REIT’s taxable income.  Since September 1997 the Company has made monthly distributions to its shareholders and intends to continue doing so. The trustees declare the distribution rate quarterly and distributions are made at the rate declared at the end of the following month for shareholders of record as of the 15th of the preceding month. The Company distributed 125%, 112% and 130% of earnings during 2010, 2009 and 2008, respectively and made distributions in excess of earnings of 25%, 12% and 30% during 2010, 2009 and 2008, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the reporting requirements of FASB ASC 825 (SFAS No. 107), “Disclosures About Fair Value of Financial Instruments,” the Company calculates the fair value of its assets and liabilities that qualify as financial instruments under this statement and includes additional information in notes to the Company’s consolidated financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash equivalents, accrued interest receivable, accrued interest receivable from affiliate, accounts payable and accrued liabilities approximate the carrying value due to the relatively short maturity of these instruments. The carrying value of residential mortgages and contracts for deed, interim loans, lines of credit, recourse obligations from affiliates, deficiency notes and the Company’s line of credit payable also approximate fair value since these instruments bear market rates of interest. None of these instruments are held for trading purposes.

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

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation in the consolidated statements of cash flows as follows:  accrued interest receivable, accounts payable and accrued liabilities are presented to show affiliate and non-affiliate activity, trust receivables and residential mortgages are shown separately and investments in and principal receipts from recourse obligations, affiliates are no longer netted.

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

As of December 31, 2010, the Company had two deficiency notes with non-affiliates in the amount of approximately $7,301,000.  One note in the amount of approximately $ 1,726,000 bears interest at a rate of 14% per annum.  The second note in the amount of approximately $5,575,000. The Company does not accrue interest on this note as the underlying collateral value approximates the note balance, net of reserves.

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

As of December 31, 2007, UMTHLC issued to the Company a variable amount promissory note in the amount of $5,100,000 to evidence its deficiency obligations to the Company.  The initial principal amount of the note was approximately $1,848,000. The principal balance as of December 31, 2010 and 2009 was approximately $12,739,000 and $10,315,000 respectively. The principal balance will fluctuate from time to time based on the underlying loan activity and the amount of deficiencies realized by the affiliate.  The note bears interest at a rate of 10%, and requires monthly principal and interest payments based on a ten-year amortization for the outstanding principal balance.  The note is secured by a limited guaranty by UMTHGS, the Advisor, equal to a monthly amount not to exceed 33% of the advisory fee received by UMTHGS under the terms of its advisory agreement with the Company.  Effective January 2011, the deficiency note was modified and the interest rate was reduced from 10% to 6%.

D. LONG TERM DEBT

During August 2009, the Company entered into a new revolving line of credit facility with a bank for $5,000,000.  The line of credit bears interest at prime plus one percent, with a floor of 5.50% and requires monthly interest payments.  Principal and all unpaid interest will be due at maturity, which is August 2012. The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit.  The outstanding balance on this line of credit was approximately $4,408,000 and $3,788,000 at December 31, 2010 and 2009, respectively.

On April 21, 2010, the Company entered into a new term loan credit facility with a bank for $1,600,000.  The loan bears interest at prime plus one percent, with a floor of 7.0%, and requires monthly interest payments.  Principal and all unpaid interest will be due at maturity which is October 21, 2011.  The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan.  The outstanding balance on this loan at December 31, 2010 was approximately $1,107,000.

E.  OPTIONS TO PURCHASE SHARES OF BENEFICIAL INTEREST

For each year in which an Independent Trustee of the Company serves, the Trustee receives 5-year options vested upon grant to purchase 2,500 shares of Company stock at $20 per share.

Following is a summary of the options transactions:

	2010	2009	2008
Outstanding at beginning of year	32,500	20,000	37,500
Granted	12,500	12,500	10,000
Expired	--	--	(27,500)
Exercised	--	--	--
Outstanding at end of year	45,000	32,500	20,000
Exercisable at end of year	45,000	32,500	20,000
Exercise price per share	$20	$20	$20

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

2) UMTH Lending Company, L.P. (“UMTHLC”) is a Delaware limited partnership, and subsidiary of UMTH.  The Company has loaned money to UMTHLC so it can make loans to its borrowers. The loans are collaterally assigned to the Company, as security for the promissory note between UMTHLC and the Company. The unpaid principal balance of the loans at December 31, 2010 and 2009 was approximately $15,566,000 and $16,842,000, respectively.

3) Capital Reserve Group, Inc. (“CRG”) is a Texas corporation that is 50% owned by Todd Etter and William Lowe, partners of UMTH, which owns the Advisor.  CRG was in the business of financing home purchases and renovations by real estate investors. The Company loaned money to CRG to make loans to other borrowers. During 2006 the Company took direct assignment of the remaining loans from CRG with full recourse. The unpaid principal balance of the loans at December 31, 2010 and 2009 was approximately $0.

4) Ready America Funding Corporation (“RAFC”) is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter. RAFC is in the business of financing interim loans for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors. The Company continues to directly fund obligations under one existing RAFC loan, which was collaterally assigned to the Company, but does not fund new originations. The unpaid principal balance of the loans at December 31, 2010 and 2009 was approximately $16,592,000 and $23,602,000, respectively.

5) Wonder Funding, LP (“Wonder”) is a Delaware limited partnership that is owned by Ready Mortgage Corp. (“RMC”). RMC is beneficially owned by Craig Pettit.  Wonder is in the business of financing interim loans for the purchase of land and the construction of single family homes.  The Company has ceased funding any new originations.  As of December 31, 2010, all remaining obligations owed by Wonder to the Company are included in the recourse obligations discussed below.

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

Name	Initial principal amount	Balance at December 31, 2010	Promissory Note principal amount (2)	Units pledged as security	C Units distributed during 2010	Units remaining	Estimated Collateral Value (3)
CRG	$2,725,442	$4,420,434	$4,300,000	4,984 Class C and 2,710 Class D	69	2,880 Class C and 2,710 Class D	$4,701,341
RAFC	$3,243,369	$8,458,077	$7,100,000	11,165Class C, 6,659 Class D & 1,066 Class EIA	102	8,391 Class C, 6,659 Class D & and 1,066 EIA	$14,161,959
SCMI	$3,295,422	$3,480,792	$3,488,643	4,545 Class C and 3,000 Class D	53	3,013 Class C and 3,000 Class D	$6,181,628
RAFC / Wonder(1)	$1,348,464	$1,961,870	$1,400,000	1,657 Class C	-	1,238 Class C	$1,238,000
Wonder Indemnification (1)	n/a	n/a	n/a	$1,134,000	$30,000	n/a	$822,000
Totals	$10,612,697	$18,321,173	$16,288,643				$27,104,928

(1)
Wonder is collateralized by an indemnification agreement from RMC in the amount of $1,134,000, which includes the pledge of 3,870 C Units. 2,213 of the pledged C Units also cross-collateralize the RAFC obligation.

(2)
The CRG, RAFC and Wonder balances at December 31, 2010 exceeded the stated principal amount per their variable Secured Notes by approximately $120,000, $1,358,000 and $562,000, respectively.  Per the terms of the Secured Notes, the unpaid principal balance may be greater or less than the initial principal amount of the note and is not considered an event of default.  The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the Unpaid Principal Balance (“UPB”) that we originally anticipated and outpaced the minimum principal reductions scheduled for the loans.

(3)
Estimated collateral value reflects pledge of D units of limited partnership interest of UMTH held by WLL, Ltd., RAFC and KLA, Ltd.  UMTH D units represent equity interests in UMT Holdings, LP.  Pledge of the UMTH D units entitles the beneficiary to a pro-rata share of UMTH partnership D unit cash distributions.

Through September 2007, the Secured Notes incurred interest at a rate of 10% per annum. The CRG, RAFC, and RAFC/Wonder  Secured Notes amortize over 15 years. The SCMI Secured Note amortizes over approximately 22 years, which was the initial amortization of the deficiency notes from SCMI that were consolidated. The Secured Notes required the originating company to make monthly payments equal to the greater of (1) principal and interest amortized over 180 months and 264 months, respectively, or (2) the amount of any distributions paid to the originating company with respect to the pledged Class C and EIA units.  Effective, October, 2007, the recourse loans were modified to accommodate the anticipated increases in principal balances throughout the remaining liquidation periods of the underlying assets, suspended the principal component of the amortized loans for the period of July 2007 through June 2009, and reduced the interest rate from 10% to 6%. The above modifications have been extended through December 31, 2011. Management has not recognized any reserves on these loans as the underlying collateral value exceeds the outstanding loan amounts.

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

-
Wonder.  Wonder Funding obligations are evidenced by a note from RAFC (RAFC/Wonder Note) and are secured by a pledge of a certain Indemnification Agreement given by UMTH to RAFC and assigned to UMT in the amount of $1,134,000, which amount is included in the UMTH limited guarantee referenced above.

-	SCMC. This guaranty is limited to a maximum of $2,213,000 due under the Secured Note from RAFC and is secured by an assignment of 2,213 Class C units of limited partnership interest of UMT Holdings.
-
KLA, Ltd. KLA has given the following guaranties: (1) Guaranty of obligations of SCMI under the First Amended and Restated Secured Variable Amount Promissory Note to the Company dated as of October 1, 2007 with a then current principal balance of $3,472,073 and is secured by an assignment of 3,000 of Guarantor’s Class D units of partnership interest in UMT Holdings, L.P. (2) Guaranty of obligations of CRG under the First Amended and Restated Secured Variable Amount Promissory Note dated as of October 1, 2007 with a then current principal balance of $4,053,799.93 and is secured by  a pledge of 1,355 of Guarantor’s Class D units of partnership interest in UMT Holdings, L.P.

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

These loans were reviewed by management and no reserves are deemed necessary at December 31, 2010.

7) On June 20, 2006, the Company entered into a Second Amended and Restated Secured Line of Credit Promissory Note as modified by an amendment effective September 1, 2006 - (the "Amendment") with UDF, a Nevada limited partnership that is affiliated with the Company's Advisor, UMTHGS.  The Amendment increased an existing revolving line of credit facility ("Loan") to $45 million. The purpose of the Loan is to finance UDF's loans and investments in real estate development projects. On July 29, 2009, our trustees approved an amendment to increase the revolving line of credit facility to an amount not to exceed $60,000,000.  Effective December 21, 2010, the loan was extended for a period of one year and matures on December 21, 2011 and the loan amount was increased from $60 million to $75 million.

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

On September 19,  2008, UMT entered into an Economic Interest Participation Agreement with UDF III pursuant to which UDF III purchased (i) an economic interest in the $45,000,000 revolving credit facility (“Loan”) from UMT to UDF I and (ii) a purchase option to acquire a full ownership participation interest in the Loan (the “Option”). On July 29, 2009, our trustees approved an amendment to increase the revolving line of credit facility to an amount not to exceed $60,000,000.  Effective December 21, 2010, the loan was extended for a period of one year and matures on December 21, 2011 and the loan amount was increased from $60 million to $75 million.

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

The Option gives UDF III the right to convert its economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Loan and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while UDF III owns an economic interest in the UMT Loan.  If UDF III exercises its Option and acquires a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UDF III and UMT will participate in the control and management of the UMT Loan.  At December 31, 2010 and 2009 UDF III had funded approximately $62,194,000 and $53,768,000, respectively, to UDF under this agreement.

On June 21, 2010, UDF entered into a new promissory note agreement with a private investor, the proceeds from which were used to pay off the Textron loan agreement in full.  Pursuant with this transaction, the Company entered into a second amendment to our subordination and intercreditor agreement which subordinates the UMT loan to the new loan from the private investor, reducing the amount subject to subordination from $30,000,000 to $15,000,000.

8) Loans made to affiliates of the Advisor. Below is a table of the aggregate principal amount of mortgages funded each year indicated, from the companies affiliated with the Advisor, and named in the table and aggregate amount of draws made by UDF under the line of credit, during the three years indicated:

Affiliated Company	2010	2009	2008
RAFC	$549,000	$2,708,000	$2,700,000
UMTHLC	$1,598,000	$8,195,000	$2,555,000
UDF	$5,143,000	$2,231,000	$15,800,000

All loans purchased from affiliates during the past three years have been purchased at par value.

9) From inception to January 1, 2001, the Company’s advisor was MTA.  From January 1, 2001 until July 31, 2006, the Company’s Advisor was UMTA. As of August 1, 2006, (now subject to an Advisory Agreement effective January 1, 2009) the Company entered into an Advisory Agreement with UMTHGS. Under the terms of the agreement, UMTHGS is paid a monthly trust administration fee. The fee is calculated monthly depending on the Company’s annual distribution rate, ranging from 1/12th of 1% up to 1/12th of 2% of the amount of average invested assets per month.  During 2010, 2009, and 2008 the net fees paid to the Company’s Advisors were approximately $1,138,000, $1,042,000, and $1,074,000, respectively.  The Advisor and its affiliates are also entitled to reimbursement of costs of goods, materials and services obtained from unaffiliated third parties for the Company’s benefit, except for note servicing and for travel and expenses incurred in connection with efforts to acquire investments for the Company or to dispose of any of its investments.  The Company paid the Advisor $76,000 as reimbursement for costs associated with providing shareholder relations activities during 2010, 2009, and 2008.

The agreement also provides for a subordinated incentive fee equal to 25% of the amount by which the Company’s net income for a year exceeds a 10% per annum non-compounded cumulative return on its adjusted contributions. No incentive fee was paid during 2010, 2009 or 2008. In addition, for each year in which it receives a subordinated incentive fee, the Advisor will receive a 5-year option to purchase 10,000 Shares at a price of $20.00 per share (not to exceed 50,000 shares). As of December 31, 2010 and 2009, the Advisor has not received options to purchase shares under this arrangement.

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

10) The Company pays loan servicing fees to PSC, a subsidiary of UMTH, under the terms of a Mortgage Servicing Agreement. The Company paid loan servicing fees of approximately $24,000, $11,000, and $6,000 during 2010, 2009, and 2008, respectively.

11) RMC, a Texas based real estate finance company, is owned by Craig Pettit, who is a limited partner of UMTH.  The Company loaned money to RMC to make loans to its borrowers.  The loans were collaterally assigned to the Company as security for the promissory note between RMC and the Company.  There were no outstanding borrowings owed to the Company from RMC as of December 31, 2010 and 2009.

12) REOPC is a Texas limited partnership owned by UMTH.  Its mission is to manage and sell REO properties, including the Company’s, for which it received a fee.  The Company loaned money to REOPC to acquire foreclosed properties from CRG and UMTHLC.  There were no unpaid principal balances owed to the Company as of December 31, 2010, 2009 and 2008.  Until September 2006, when PSC assumed management of REOPC, the Company paid a monthly loan servicing fee based on 0.8% of the Company’s basis in the property.  Fees paid to REOPC were $0 in 2010, 2009 and 2008.   No commissions were paid in 2010, 2009 or 2008.

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

Modifications to the Share Redemption Plan (“SRP”)

The redemption price is equal to the “Net Asset Value” (NAV) as of the end of the month prior to the month in which the redemption is made. The NAV will be established by the Board of Trustees no less frequently than each calendar quarter. For reference, at December 31, 2010 the NAV was $15.74 per share. Under the prior SRP, the redemption price was $20.00 per share. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests. A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that that the request is made within 270 days after of the event giving rise to such exigent circumstances.  Previously, there was no hardship exemption.  Shares will be redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter will be carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Previously, shares were redeemed monthly.  Repurchases are subject to cash availability and Trustee discretion. Previously, the SRP provided that repurchases were subject to the availability of cash from the DRIP or the Company’s credit line.

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

At December 31, 2010, 2009, and 2008, 37%, 36%, and 38%, respectively, of the Company’s interim mortgage investments were secured by property located in Texas. All of the Company’s mortgage investments are in the United States.

Interim loans made to affiliates of the Company’s Advisor, lines of credit receivable, deficiency notes and recourse obligations are monitored by the Company for collectability, and the Company believes the unreserved amounts will be fully collectible.

I. QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected financial data (unaudited) for the years ended December 31, 2010 and 2009 is set forth below:

2010	Revenues	Net Income	Net Income (Loss) Per Share Basic/Diluted	Weighted Average Shares Outstanding
First quarter	$2,259,568	$1,232,382	$0.19	6,421,129
Second quarter	2,227,647	840,090	0.13	6,421,833
Third quarter	1,382,104	314,128	0.05	6,422,762
Fourth quarter	1,499,388	585,428	0.09	6,424,049

For the year	$7,368,707	$2,972,028	$0.46	6,422,407

2009	Revenues	Net Income	Net Income (Loss) Per Share Basic/Diluted	Weighted Average Shares Outstanding
First quarter	$2,137,989	$1,176,221	$0.18	6,417,020
Second quarter	2,362,607	1,124,767	0.18	6,416,625
Third quarter	2,286,378	1,117,150	0.17	6,417,973
Fourth quarter	2,284,698	778,255	0.12	6,419,831

For the year	$9,071,672	$4,196,393	$0.65	6,417,813

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

Gain or loss on the sale of the mortgage loans depends in part on the previous carrying value of the loans involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair market value at the date of transfer.  To obtain fair values, quoted market prices are used if available.  However, quotes were not available for the Company’s retained interests, so the Company estimated fair value based on the present value of future expected cash flows using management’s best estimate of the key assumptions: credit losses, prepayment rates and discount rates commensurate with the risks involved.  The Company used an expected weighted-average life of 7.2 years.  Based on expected credit losses of 2.4%, prepayment rate of 3.7% and a discount rate of 11.0%, no gain or loss was recognized related to the sale of these mortgage loans as the carrying value approximated the fair value at the date of the securitization.

The sensitivity to an immediate 10% and 20% adverse change in the assumptions used to measure fair value of the securitized mortgage loans is as follows:

FOR THE 2004 SECURITIZATION
Prepayment speed assumption (annual rate):
Impact on fair value of 10% adverse change	99,000
Impact on fair value of 20% adverse change	197,000

Expected credit losses (over remaining life of loans):
Impact on fair value of 10% adverse change	127,000
Impact on fair value of 20% adverse change	255,000

Residual cash flows discount rate (annual):
Impact on fair value of 10% adverse change	85,000
Impact on fair value of 20% adverse change	164,000

Because the Company’s carrying value of the 2005 securitization was fully amortized as of December 31, 2010, the adverse change assumptions have no impact on the carrying value of this securitization at December 31, 2010.  These sensitivities are hypothetical and should be used with caution.  Changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear.  Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

K. SUBSEQUENT EVENTS

On January 27, 2011, United Mortgage Trust initiated a private offering of Secured Subordinated Notes (“Notes,” to accredited investors “Note Holders”).  The Notes are being offered through a wholly owned subsidiary, UMT Home Finance II, L.P. (“HF II”).  HF II is a Delaware limited partnership that was formed on November 29, 2010 as a Special Purpose Entity, (“SPE”), for the purpose of originating and holding loans made to fund the acquisition of finished lots and the construction of single-family homes on the subject lots (“Loans”).  HF II will issue up to $5 million in 7.5% Notes.  The Notes will be secured by an undivided security interest on the pool of loans owned by HF II.  The offering of the Notes is not being registered under the Securities Act,  in reliance upon the exemption from registration for non-public offerings provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933.  As of March 31, 2011 approximately $195,000 had been raised through this private placement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2010 was performed by the Company’s Principal Executive Officer and Principal Financial Officer.  Based on such evaluation, management has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

Management’s Report on Internal Control over Financial Reporting

The Management of UMTHGS, the Company’s Advisor, is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2010. The internal control process of UMTHGS, as is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management assessed the effectiveness of its internal control over financial reporting, as is applicable to the Company, as of December 31, 2010. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that the Advisor’s internal control over financial reporting, as is applicable to the Company, was effective as of December 31, 2010.

The Company is a “smaller reporting company” for the 2010 fiscal year. Accordingly, the Company’s independent registered public accounting firm is not currently required to issue an audit report on the Company’s internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter of 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

THE COMPANY’S TRUSTEES AND OFFICERS

The Company’s trustees and officers are as follows:

Name	Age	Offices Held
Stuart Ducote	64	President
Michele A. Cadwell	59	Independent Trustee
Charles Michael Gillis, JDs	60	Independent Trustee
Phillip K. Marshall	61	Independent Trustee
Roger C. Wadsworth	63	Independent Trustee
Leslie Wylie	59	Independent Trustee

Stuart Ducote became a director and President of United Mortgage Trust on July 29, 2009.   Mr. Ducote has served as the Chief Executive and Chief Financial Officer of numerous public and privately held companies.  From 2006 through 2008, he was the co-owner of Ultra Realty, a privately held company involved with the acquisition, rehabilitation and development of residential properties and residential / commercial brokerage.  From 2003 – 2006, he served as Chief Financial Officer for Humitech International Group, Inc., a rapidly growing international franchise operation, where he was responsible for systems implementation, franchisee contracts, all regulatory matters, debt financing to acquire mining operations and oversight of facilities operations.  From 2001 – 2003 he served as Chief Financial Officer of People Solutions, Inc, where he structured the company in preparation for a capital raise and merger activity.  From 1997 – 2000, he was the Chief Financial Officer of Jobs.Com, an Internet-based recruiting and on-line job marketing company, where he raised over $110 million in venture capital, built national brand recognition and positioned the company for an initial public offering.  From 1994 – 1997 he served as a Trustee, Chief Executive and Chief Financial Officer for a private family trust and related operating companies, where he had oversight responsibilities for operating companies in the oil and gas, manufacturing, real estate acquisition and development, and power generation industries.  From 1980 – 1994, he served as Chief Executive and Chief Financial Officer of Provident Bancorp of Texas, Inc, where he directed the formation, acquisition, and operation of numerous financial institutions, and successfully merged banks into a multi-bank holding company.  Prior to 1984, Mr. Ducote worked in public accounting for approximately twelve years.  He is a graduate of the University of Texas.

On July 29, 2009, the board of trustees appointed Leslie Wylie as a member of the board of trustees to fill the remaining term of Ms. Griffin.

Leslie Wylie has served as an independent trustee of the Company since July 29, 2009.  Ms. Wylie brings extensive experience in general corporate business and contractual matters, in the acquisition and divestiture of assets and in complex transactions to the Company’s board.  Since 2006, she has served as Sr. Vice President and General Counsel for Trek Resources, Inc., a Dallas based oil and gas producer, where she is responsible for all legal, land and land administration functions.  From 2003-2006, she was Vice president – Legal, Land and Regulatory for Crosstex Energy Services, LP, a mid-stream oil and gas company.  Ms. Wylie has held land and legal managerial and/or officer positions with ENSERCH Corporation, EEX Corporation, PGS Reservoir Consultants, Inc. Hilcorp Energy Company, and various other oil and gas independents.  She has been involved in the acquisition and divestiture of over 1.6 billion dollars of assets and has worked on several international projects for her employers. Ms. Wylie is licensed by the State Bars of Oklahoma and Texas, is a Certified Professional Landman and holds a B.A. degree from Oklahoma State University and a J.D. degree from the University of Tulsa College of Law.

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

Charles Michael Gillis has served as an independent trustee of the Company since April 2008.  He is an attorney who has been in private practice since 1978.  From 1988 through 2000, Mr. Gillis was a partner in the law firm of Gillis & Slogar.  From 2000 through the present, Mr. Gillis is a partner at the law firm of Gillis, Paris & Heinrich, PLLC in Houston, Texas.  Mr. Gillis practices in the area of Federal income tax with an emphasis on real estate, mergers and acquisitions and international taxation.  Mr. Gillis has been an expert witness in legal matters involving Federal income tax and securities.  Mr. Gillis is a 1971 graduate of the University of California at Los Angeles, a 1974 graduate of Bates College of Law, University of Houston (and a member of its honor society) and a 1975 Masters of Law (In Taxation) graduate of New York University.  He is admitted to both the Texas and California bars.  Mr. Gillis has been frequently listed in The Bar Register of Preeminent Lawyers published by Martindale-Hubbell.

THE ADVISOR

Effective on August 1, 2006, (now subject to an Advisory Agreement effective January 1, 2010) the Company entered into an Advisory Agreement with UMTHGS (“Advisor”) to manage the Company’s affairs and to select the investments the Company purchases. The Advisor is controlled by UMT Services, Inc., the general partner of UMT Holdings, L.P. Todd F. Etter, Hollis M. Greenlaw and Michael K. Wilson are directors of UMT Services, Inc.

The directors and officers of UMT Services, Inc. and UMTHGS are set forth below.

Name	Age	Offices Held
Todd F. Etter	60	Chairman and Director of UMT Services, Inc.
Hollis M. Greenlaw	46	Director and Chief Executive Officer of UMT Services, Inc.
Michael K. Wilson	48	Director of UMT Services, Inc.
David A. Hanson	47	President of UMTHGS and CFO of UMTH

Todd F. Etter.  Mr. Etter is a founding partner of UMT Holdings, LP (“UMTH”) and has served as director,, partner and Chairman of UMT Services, Inc. the general partner of UMTH, UMTH General Services, LP (“UMTHGS”) and UMTH Land Development, LP (“UMTHLD”) and Executive Vice President of UMTHLD since March 2003.  UMT Holdings, LP originates, purchases, sells, and services loans for the development of single-family lots and loans for the construction of single-family homes through its subsidiary UMTHLD.  UMT Holdings, LP also provides real estate-related corporate finance services through its subsidiary UMTHGS.  UMTHGS serves as the advisor to UDF IV and United Mortgage Trust.  Mr. Etter serves as Chairman of the general partner of UDF I and UDF II and Executive Vice President of the general partner of UDF III, each of which are limited partnerships formed to originate, purchase, sell, and service land development loans and/or equity participations.  Since 2000, Mr. Etter has been the Chairman of UMT Advisors, Inc., which served as the advisor to United Mortgage Trust from 2000 through July 31, 2006, and since 1996, he has been Chairman of Mortgage Trust Advisors, Inc., which served as the advisor to United Mortgage Trust from 1996 to 2000.  Subsequent to the completion of the terms of their advisory agreements with United Mortgage Trust, neither UMT Advisors, Inc. nor Mortgage Trust Advisors, Inc. has been engaged in providing advisory services.  Mr. Etter has overseen the growth of United Mortgage Trust from its inception in 1997 to over $160 million in capital.  Since 1998, Mr. Etter has been a 50% owner of and has served as a director of Capital Reserve Corp.  Since 2002, he has served as an owner and director of Ready America Funding Corp.  Both Capital Reserve Corp. and Ready America Funding Corp. are Texas corporations that originate, sell, and service mortgage loans for the purchase, renovation, and construction of single-family homes.  In 1992, Mr. Etter formed, and since that date has served as President of, South Central Mortgage, Inc. (“SCMI”), a Dallas, Texas-based mortgage banking firm.  In July 2003, Mr. Etter consolidated his business interests in Capital Reserve Corp., Ready America Funding Corp. and SCMI into UMTH.  From 1980 through 1987, Mr. Etter served as a Principal of South Central Securities, an NASD member firm.  In 1985, he formed South Central Financial Group, Inc., a Dallas, Texas-based investment banking firm, and he continues to serve as its President; however, since 1992, South Central Financial Group, Inc. has not actively engaged in investment banking activities.  From 1974 through 1981, he was Vice President of Crawford, Etter and Associates, a residential development, marketing, finance, and construction company.  Mr. Etter currently serves as a member of the Advisory Board of Community Trust Bank, Plano, Texas.  Mr. Etter received a Bachelor of Arts degree from Michigan State University in 1972.

Hollis M. Greenlaw.  Mr. Greenlaw serves as Chief Executive Officer and Chairman of the board of trustees for UDF IV.  Mr. Greenlaw also has served as President and Chief Executive Officer of UMTH LD since March 2003. He also has served as partner, President and Chief Executive Officer of UMTH and as President, Chief Executive Officer and a director of UMT Services, Inc.  since March 2003.  From March 2003 through December 2007, Mr. Greenlaw directed the funding of over approximately $237 million in loans and land banking transactions and over $86 million of equity investments for UDF I and UDF II, and over $132 million in loans for UDF III. During that same period, UDF I and UDF II received over approximately $184 million in loan repayments and over $31 million in equity investment distributions, and since inception, UDF III has received over $32 million in repayments. Since May 1997, Mr. Greenlaw has been a partner of The Hartnett Group, Ltd., a closely-held private investment company managing over $40 million in assets. The Hartnett Group, Ltd. and its affiliated companies engage in securities and futures trading; acquire, develop, and sell real estate, including single-family housing developments, commercial office buildings, retail buildings and apartment homes; own several restaurant concepts throughout the United States; and make venture capital investments. From March 1997 until June 2003, Mr. Greenlaw served as Chairman, President and CEO of a multi-family real estate development and management company owned primarily by The Hartnett Group, Ltd. and developed seven multi-family communities in Arizona, Texas and Louisiana with a portfolio value exceeding $80 million. Prior to joining The Hartnett Group, Ltd., from 1992 until 1997, Mr. Greenlaw was an attorney with the Washington, D.C. law firm of Williams & Connolly, where he practiced business and tax law. Mr. Greenlaw received a Bachelor of Arts degree from Bowdoin College in 1986, where he was a James Bowdoin Scholar and elected to Phi Beta Kappa, and received a Juris Doctorate from the Columbia University School of Law in 1990. Mr. Greenlaw is a member of the Maine, District of Columbia and Texas bars.

Michael K. Wilson.  Mr. Wilson has served as Executive Vice President and a director of UMT Services, Inc. since August 2005, President of UMTH since June 2009, and has been a partner of UMTH since January 2007.   Mr. Wilson leads the marketing, sales, distribution and investor relations efforts for UMTH platform companies.  From August 2005 through June 2009 Mr. Wilson served as President of UMTH Funding Services, where he was responsible for day-to-day distribution activities, including sales planning and execution, platform design and management, sales technology development and implementation.  During his tenure Mr. Wilson directed the capital raise of over $330 million in United Development Funding securities through independent FINRA-member broker-dealers.  From January 2004 through July 2005, Mr. Wilson served as Senior Vice President of Marketing for UMTH. From January 2003 through January 2004, Mr. Wilson served as Senior Vice President of Operations of Interelate, Inc., a marketing services business process outsourcing firm. From September 2001 to December 2002, Mr. Wilson was the sole principal of Applied Focus, LLC, an independent management consulting company that provided management consulting services to executives of private technology companies. Mr. Wilson continues to serve as a consultant for Applied Focus, LLC. From April 1998 to September 2001, Mr. Wilson served as Senior Director and Vice President of Matchlogic, the online database marketing division of Excite@Home, where he directed outsourced ad management and database marketing services for Global 500 clients.  From July 1985 to April 1998, Mr. Wilson was employed with Electronic Data Systems in Detroit, Michigan where he led several multi-million dollar IT services engagements in the automotive industry. Mr. Wilson graduated from Oakland University in 1985 with a Bachelor of Science degree in Management Information Systems and earned a Master of Business Administration degree from Wayne State University in 1992.  Mr. Wilson also attended the Thunderbird School of Global Management executive development program.

David A. Hanson.  Since June of 2007 Mr. Hanson has served as President, Chief Operating Officer and Chief Accounting Officer for UMTH General Services, LP since June 2007.  Mr. Hanson also serves as Chief Financial Officer of UMT Services, Inc.  Mr. Hanson has over 20 years of experience as a financial executive in the residential housing industry and as an accountant with an international public accounting firm. From 2006 to 2007, he was a Director of Land Finance for the Central/Eastern Region at Meritage Homes Corporation (Meritage), the twelfth largest publicly traded homebuilder. While at Meritage, Mr. Hanson handled all aspects of establishing, financing, administering and monitoring off-balance sheet FIN 46 compliant entities for the Central/Eastern Region. From 2001 to 2006, he was employed with Lennar Corporation, a national homebuilding company, as the Regional Finance Manager and served as acting homebuilding Division President, Regional Controller, and Controller for both homebuilding and land divisions. From 1999 to 2001, Mr. Hanson was the Director, Finance and Administration for One, Inc., a technology consulting firm. From 1996 to 1999, Mr. Hanson was the Vice President, Finance and Accounting for MedicalControl, Inc., a publicly traded managed healthcare company. Prior to 1996, he was employed with Arthur Andersen LLP, an international accounting and consulting firm, for approximately nine years. He graduated from the University of Northern Iowa in 1984 with a Bachelor of Arts degree in Financial Management/Economics and in 1985 with a Bachelor of Arts degree in Accounting. He is a Certified Public Accountant and Certified Management Accountant.

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

The table below provides information on Trustee Compensation:
Name/Year	Fees Earned	Stock Awarded	Value of Options Awarded if Exercised(5)	Non-Equity Incentive Plan Comp.(1)	Change in Pension Value and Non-Qualified Deferred Comp. Earnings (2)	All other Comp.	Total
2010
Stuart Ducote (7)	--	--	--	--	--	$60,000	$60,000
Michele A. Cadwell	$16,000	--	--	--	--	--	$16,000
Phillip K. Marshall	$20,000	--	--	--	--	--	$20,000
Roger C. Wadsworth	$16,000	--	--	--	--	--	$16,000
Chuck Gillis (4)	$16,000	--	--	--	--	--	$16,000
Leslie Wylie (6)	$16,000	--	--	--	--	--	$16,000

2009
Stuart Ducote (7)	--	--	--	--	--	$30,000	$30,000
Christine Griffin (3) (6)	--	--	--	--	--	$36,000	$36,000
Michele A. Cadwell	$16,000	--	--	--	--	--	$16,000
Phillip K. Marshall	$16,000	--	--	--	--	--	$16,000
Roger C. Wadsworth	$16,000	--	--	--	--	--	$16,000
Chuck Gillis (4)	$16,000	--	--	--	--	--	$16,000
Leslie Wylie (6)	$6,000	--	--	--	--	--	$6,000
2008
Christine Griffin (3)	--	--	--	--	--	$52,000	$52,000
Douglas R. Evans (4)	$4,000	--	--	--	--	--	$4,000
Michele A. Cadwell	$15,000	--	--	--	--	--	$15,000
Phillip K. Marshall	$16,000	--	--	--	--	--	$16,000
Roger C. Wadsworth	$16,000	--	--	--	--	--	$16,000
Chuck Gillis (4)	$13,000	--	--	--	--	--	$13,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 31, 2010 by each person who is known to the Company to be the beneficial owner of more than 5% of the Company’s shares and the beneficial ownership of all trustees and officers as a group as of such date.

Name	Number of Shares (1)		Percent of Class
Michele A. Cadwell (2)	10,000	(3)	0.16%
Phillip K. Marshall (2)	7,500	(3)	0.12%
Roger C. Wadsworth (2)	7,500	(3)	0.12%
Chuck Gillis (2)	5,000	(3)	0.08%
Leslie Wylie	2,500	(3)	0.04%
All Trustees and Executive Officers as a Group (5 persons)	32,500	(4)	0.52%

(1)
For purposes of this table, shares indicated as being owned beneficially include shares that the beneficial owner has the right to acquire within 60 days of March 1, 2011.  For the purpose of computing the percentage of the outstanding shares owned by a shareholder, shares that may be acquired during the 60 days following March 1, 2011 are deemed to be outstanding securities of the class owned by that shareholder but are not deemed to be outstanding for the purpose of computing the percentage by any other person.

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

2) UMTH Lending Company, L.P. (“UMTHLC”) is a Delaware limited partnership, and subsidiary of UMTH.  The Company has loaned and will continue to loan money to UMTHLC so it can make loans to its borrowers. The loans are collaterally assigned to the Company, as security for the promissory note between UMTHLC and the Company. The unpaid principal balance of the loans at December 31, 2010 and 2009 was approximately $15,566,000 and $16,842,000, respectively.

3) Capital Reserve Group, Inc. (“CRG”) is a Texas corporation that is 50% owned by Todd Etter and William Lowe, partners of UMTH, which owns the Advisor.  CRG was in the business of financing home purchases and renovations by real estate investors. The Company loaned money to CRG to make loans to other borrowers. During 2006 the Company took direct assignment of the remaining loans from CRG with full recourse. The unpaid principal balance of the loans at December 31, 2010 and 2009 was approximately $0.

4) Ready America Funding Corporation (“RAFC”) is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter. RAFC is in the business of financing interim loans for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors. The Company continues to directly fund obligations under one existing RAFC loan, which was collaterally assigned to the Company, but does not fund new originations. The unpaid principal balance of the loans at December 31, 2010 and 2009 was approximately $16,592,000 and $23,602,000, respectively.

5) Wonder Funding, LP (“Wonder”) is Delaware limited partnership that is owned by Ready Mortgage Corp. (“RMC”). RMC is beneficially owned by Craig Pettit.  Wonder is in the business of financing interim loans for the purchase of land and the construction of single family homes.  The Company has ceased funding any new originations.  As of December 31, 2010, all remaining obligations owed by Wonder to the Company are included in the recourse obligations discussed below.

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

Name	Initial principal amount	Balance at December 31, 2010	Promissory Note principal amount (2)	Units pledged as security	C Units distributed during 2010	Units remaining	Estimated Collateral Value (3)
CRG	$2,725,442	$4,420,434	$4,300,000	4,984 Class C and 2,710 Class D	69	2,880 Class C and 2,710 Class D	$4,701,341
RAFC	$3,243,369	$8,458,077	$7,100,000	11,165Class C, 6,659 Class D & 1,066 Class EIA	102	8,391 Class C, 6,659 Class D & and 1,066 EIA	$14,161,959
SCMI	$3,295,422	$3,480,792	$3,488,643	4,545 Class C and 3,000 Class D	53	3,013 Class C and 3,000 Class D	$6,181,628
RAFC / Wonder(1)	$1,348,464	$1,961,870	$1,400,000	1,657 Class C	-	1,238 Class C	$1,238,000
Wonder Indemnification (1)	n/a	n/a	n/a	$1,134,000	$30,000	n/a	$822,000
Totals	$10,612,697	$18,321,173	$16,288,643				$27,104,928

(1)
Wonder is collateralized by an indemnification agreement from RMC in the amount of $1,134,000, which includes the pledge of 3,870 C Units. 2,213 of the pledged C Units also cross-collateralize the RAFC obligation.

(2)
The CRG, RAFC and Wonder balances at December 31, 2010 exceeded the stated principal amount per their variable Secured Notes by approximately $120,000, $1,358,000 and $562,000, respectively.  Per the terms of the Secured Notes, the unpaid principal balance may be greater or less than the initial principal amount of the note and is not considered an event of default.  The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the Unpaid Principal Balance (“UPB”) that we originally anticipated and outpaced the minimum principal reductions scheduled for the loans.

(3)
Estimated collateral value reflects pledge of D units of limited partnership interest of UMTH held by WLL, Ltd., RAFC and KLA, Ltd.  UMTH D units represent equity interests in UMT Holdings, LP.  Pledge of the UMTH D units entitles the beneficiary to a pro-rata share of UMTH partnership D unit cash distributions.

Through September 2007, the Secured Notes incurred interest at a rate of 10% per annum. The CRG and RAFC Secured Notes amortize over 15 years. The SCMI Secured Note amortizes over approximately 22 years, which was the initial amortization of the deficiency notes from SCMI that were consolidated. The Secured Notes required the originating company to make monthly payments equal to the greater of (1) principal and interest amortized over 180 months and 264 months, respectively, or 2) the amount of any distributions paid to the originating company with respect to the pledged Class C and EIA units.  Effective, October, 2007, the recourse loans were modified to accommodate the anticipated increases in principal balances throughout the remaining liquidation periods of the underlying assets, suspend the principal component of the amortized loans for the period of July 2007 through June 2009, and reduce the interest rate from 10% to 6%.  Effective July 2009, the above modifications were extended through December 31, 2011. Management has not recognized any reserves on these loans as the underlying collateral value exceeds the outstanding loan amounts.

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

-
Wonder.  Wonder Funding obligations are evidenced by a note from RAFC (RAFC/Wonder Note) and are secured by a pledge of a certain Indemnification Agreement given by UMTH to RAFC and assigned to UMT in the amount of $1,134,000, which amount is included in the UMTH limited guarantee referenced above.

-	SCMC. This guaranty is limited to a maximum of $2,213,000 due under the Secured Note from RAFC and is secured by an assignment of 2,213 Class C units of limited partnership interest of UMT Holdings.
-
KLA, Ltd. KLA has given the following guaranties: (1) Guaranty of obligations of SCMI under the First Amended and Restated Secured Variable Amount Promissory Note to the Company dated as of October 1, 2007 with a then current principal balance of $3,472,073 and is secured by an assignment of 3,000 of Guarantor’s Class D units of partnership interest in UMT Holdings, L.P. (2) Guaranty of obligations of CRG under the First Amended and Restated Secured Variable Amount Promissory Note dated as of October 1, 2007 with a then current principal balance of $4,053,799.93 and is secured by  a pledge of 1,355 of Guarantor’s Class D units of partnership interest in UMT Holdings, L.P.

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

These loans were reviewed by management and no reserves are deemed necessary at December 31, 2010.

7) On June 20, 2006, the Company entered into a Second Amended and Restated Secured Line of Credit Promissory Note as modified by an amendment effective September 1, 2006 - (the "Amendment") with UDF, a Nevada limited partnership that is affiliated with the Company's Advisor, UMTHGS.  The Amendment increased an existing revolving line of credit facility ("Loan") to $45 million. The purpose of the Loan is to finance UDF's loans and investments in real estate development projects. On July 29, 2009, our trustees approved an amendment to increase the revolving line of credit facility to an amount not to exceed $60,000,000.  Effective December 21, 2010, the loan was extended for a period of one year and matures on December 21, 2011 and the loan amount was increased from $60 million to $75 million.

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

On September 19,  2008, UMT entered into an Economic Interest Participation Agreement with UDF III pursuant to which UDF III purchased (i) an economic interest in the $45,000,000 revolving credit facility (“Loan”) from UMT to UDF I and (ii) a purchase option to acquire a full ownership participation interest in the Loan (the “Option”). On July 29, 2009, our trustees approved an amendment to increase the revolving line of credit facility to an amount not to exceed $60,000,000.  Effective December 21, 2010, the loan was extended for a period of one year and matures on December 21, 2011 and the loan amount was increased from $60 million to $75 million.

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

On June 21, 2010, UDF entered into a new promissory note agreement with a private investor, the proceeds from which were used to pay off the Textron loan agreement in full.  Pursuant with this transaction, the Company entered into a second amendment to our subordination and intercreditor agreement which subordinates the UMT loan to the new loan from the private investor, reducing the amount subject to subordination from $30,000,000 to $15,000,000.

8) Loans made to affiliates of the Advisor. Below is a table of the aggregate principal amount of mortgages funded each year indicated, from the companies affiliated with the Advisor, and named in the table and aggregate amount of draws made by UDF under the line of credit, during the three years indicated:

Affiliated Company	2010	2009	2008
RAFC	$549,000	$2,708,000	$2,700,000
UMTHLC	$1,598,000	$8,195,000	$2,555,000
UDF	$5,143,000	$2,231,000	$15,800,000

All loans purchased from affiliates during the past three years have been purchased at par value.

9) From inception to January 1, 2001, the Company’s advisor was MTA.  From January 1, 2001 until July 31, 2006, the Company’s Advisor was UMTA. As of August 1, 2006, (now subject to an Advisory Agreement effective January 1, 2009) the Company entered into an Advisory Agreement with UMTHGS. Under the terms of the agreement, UMTHGS is paid a monthly trust administration fee. The fee is calculated monthly depending on the Company’s annual distribution rate, ranging from 1/12th of 1% up to 1/12th of 2% of the amount of average invested assets per month.  During 2010, 2009, and 2008 the net fees paid to the Company’s Advisors were approximately $1,138,000, $1,042,000, and $1,074,000, respectively.  The Advisor and its affiliates are also entitled to reimbursement of costs of goods, materials and services obtained from unaffiliated third parties for the Company’s benefit, except for note servicing and for travel and expenses incurred in connection with efforts to acquire investments for the Company or to dispose of any of its investments.  The Company paid the Advisor $76,000 as reimbursement for costs associated with providing shareholder relations activities during 2010, 2009, and 2008.

The agreement also provides for a subordinated incentive fee equal to 25% of the amount by which the Company’s net income for a year exceeds a 10% per annum non-compounded cumulative return on its adjusted contributions. No incentive fee was paid during 2010, 2009 or 2008. In addition, for each year in which it receives a subordinated incentive fee, the Advisor will receive a 5-year option to purchase 10,000 Shares at a price of $20.00 per share (not to exceed 50,000 shares). As of December 31, 2010 and 2009, the Advisor has not received options to purchase shares under this arrangement.

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

10) The Company pays loan servicing fees to PSC, a subsidiary of UMTH, under the terms of a Mortgage Servicing Agreement. The Company paid loan servicing fees of approximately $24,000, $11,000, and $6,000 during 2010, 2009, and 2008, respectively.

11) RMC, a Texas based real estate finance company, is owned by Craig Pettit, who is a limited partner of UMTH.  The Company loaned money to RMC to make loans to its borrowers.  The loans were collaterally assigned to the Company as security for the promissory note between RMC and the Company.  There were no outstanding borrowings owed to the Company from RMC as of December 31, 2010 and 2009.

12) REOPC is a Texas limited partnership owned by UMTH.  Its mission is to manage and sell REO properties, including the Company’s, for which it received a fee.  The Company loaned money to REOPC to acquire foreclosed properties from CRG and UMTHLC.  There were no unpaid principal balances owed to the Company as of December 31, 2010, 2009 and 2008.  Until September 2006, when PSC assumed management of REOPC, the Company paid a monthly loan servicing fee based on 0.8% of the Company’s basis in the property.  Fees paid to REOPC were $0 in 2010, 2009 and 2008.   No commissions were paid in 2010, 2009 or 2008.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Whitley Penn LLP has served as the Company’s independent registered public accounting firm since July 2002.  The Board of Trustees approves all audits, non-audit, tax and other fees payable to the Company’s auditors.

The following table reflects fees incurred to Whitley Penn LLP for services rendered to the Company in 2010, 2009 and 2008:

Nature of Service	2010	2009	2008	Purpose
Audit fees	$140,000	$164,000	$120,000	For audit of the Company’s annual financial statements, review of Quarterly financial statements included in the Company’s Forms 10-Q and review of other SEC filings
Tax fees	$8,000	$10,000	$11,000	For preparation of tax returns and tax compliance
All other fees	--	--	--

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2011.

UNITED MORTGAGE TRUST

By: /S/STUART DUCOTE
        Stuart Ducote

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                               Title                                                                Date

/S/CHUCK GILLIS	Independent Trustee	March 31, 2011
Chuck Gillis

/S/MICHELE A. CADWELL	Independent Trustee	March 31, 2011
Michele A. Cadwell

/S/PHILLIP K. MARSHALL	Independent Trustee	March 31, 2011
Phillip K. Marshall

/S/ROGER C. WADSWORTH	Independent Trustee	March 31, 2011
Roger C. Wadsworth

/S/LESLIE WYLIE	Independent Trustee	March 31, 2011
Leslie Wylie

Exhibit Number	Description
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

3.1	Form of Second Amended Restated Declaration of Trust	*
3.2	Bylaws of the Company	*
4.1	Form of certificate representing the shares	*
4.2	Dividend Reinvestment Plan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 19, 2009.	**
4.3	Description of Share Repurchase Program (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 19, 2009)	**
10.1	Advisory Agreement dated August 14, 2006 between the Company and UMTH General Services, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed August 16, 2006)
10.5	Form of Mortgage Servicing Agreement between the Company and South Central Mortgage, Inc., at a later date assigned to Prospect Service Corp.	*
10.7	Revolving Loan Agreement dated November 8, 2004 between the Company and Texas Capital Bank, N.A.	##
10.8
Fourth Amendment to Revolving Loan Agreement dated November 8, 2004 between the Company and Texas Capital Bank, N.A. together with Promissory Note and Amended and Restated Guaranty (incorporated by reference from the Company’s Current Report on Form 8-K/A filed August 2, 2006.)

10.9
Second Amended Secured Line of Credit Promissory Note and Security Agreement between the Company and United Development Funding, L.P. dated June 20, 2006 (incorporated by reference from the Company’s Current Report on Form 8-K filed June 21, 2006)

10.10	Subordination Agreement between the Company and Textron Financial Corporation dated as of June 14, 2006 incorporated by Reference from the Company’s Current Report on Form 8-K filed June 21, 2006)
10.11	Secured Variable Amount Promissory Note dated December 31, 2005 issued by Capital Reserve Group, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K filed March 31, 2006)
10.12	Secured Variable Amount Promissory Note dated December 31, 2005 issued by South Central Mortgage, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K filed March 31, 2006)
10.13	Secured Variable Amount Promissory Note dated December 31, 2005 issued by Ready America Funding Corp. (incorporated by reference from the Company’s Current Report on Form 8-K filed March 31, 2006)
10.14
Form of Assignment of Limited Partnership Interest as Collateral Dated December 31, 2005 between the Company and Capital Reserve Group, Inc., South Central Mortgage, Inc., Ready America Funding Corp. and WLL, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed March 31, 2006)

10.15	Guaranty dated December 31, 2005 between the Company and Ready Mortgage Corp. (incorporated by reference from the Company’s Current Report on Form 8-K filed March 31, 2006)
10.16	Guaranty dated December 31, 2005 between the Company and WLL, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed March 31, 2006)
10.17	Guaranty dated December 31, 2005 between the Company and UMT Holdings, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed March 31, 2006)
10.18
Intercreditor and Subordination Agreement dated December 31, 2005 between the Company and UMT Holdings, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed March 31, 2006)

10.19	Amendment to the Share Repurchase Plan (SRP) (incorporated by reference from the company's current Report on Form 8-K filed June 2, 2010).
21	Subsidiaries of the Registrant (filed herewith)
23	Consent of Independent Registered Public Accounting Firm (filed herewith)
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith)

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

I, Stuart Ducote, certify that:

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

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under the Company’s supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to the Company by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal controls and procedures to be designed under the Company’s supervision, to provide reasonable assurance regarding the liability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

(c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report the Company’s conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such  evaluation; and

(d)
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	I have disclosed, based on the Company’s most recent evaluation of internal control over financial reporting, to the registrant's auditors:

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

March 31, 2011                                                                                                     /s/ Stuart Ducote
Stuart Ducote

EXHIBIT 32 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

I, Stuart Ducote, President and Chief Executive Officer of United Mortgage Trust (the "Company"), have executed this certification for furnishing to the Securities and Exchange Commission in connection with the filing with the Commission of the registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (the "Report"). I hereby certify that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the end of that period.

March 31, 2011                                                                                                     /s/ Stuart Ducote
Stuart Ducote

EXHIBIT 23

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the following registration statements, and in the related prospectuses thereto, of our report dated March 31, 2011 with respect to the consolidated financial statements of United Mortgage Trust, included in this Annual Report on Form 10-K as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010: Registration Statement (Form S-3) No. 333-136107.

/s/ Whitley Penn LLP

Dallas, Texas

March 31, 2011