Form 10-Q
period 2011-03-31
UNITED MORTGAGE TRUST
filed 2011-05-16
CIK 101390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __No X

The number of shares outstanding of the Registrant’s shares of beneficial interest, par value $0.01 per share, as of the close of business on May 16, 2011 was 6,433,140.

UNITED MORTGAGE TRUST
INDEX

PART I - FINANCIAL INFORMATION

UNITED MORTGAGE TRUST
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$735,792	$7,325

Mortgage investments:
Investment in trust receivable	1,214,828	1,243,638
Investment in residential mortgages	5,508,485	5,557,396
Interim mortgages, affiliates	23,497,370	24,638,389
Interim mortgages	35,900	248,585
Allowance for loan losses	(568,226)	(459,361)
Total mortgage investments	29,688,357	31,228,647

Line of credit receivable, affiliates	69,926,667	69,714,261
Line of credit receivable, non-affiliate	3,433,036	4,755,129
Accrued interest receivable	1,032,102	981,994
Accrued interest receivable, affiliates	8,336,905	12,721,070
Reserves – accrued interest receivable	(1,403,978)	(1,399,431)
Recourse obligations, affiliates	18,320,087	18,321,173
Real estate owned, net	16,176,646	15,980,479
Deficiency notes	7,217,621	7,301,046
Deficiency note, affiliates	20,741,141	12,739,093
Allowance for loan losses – deficiency notes	(4,517,746)	(4,517,746)
Other assets	266,761	340,504
Total assets	$169,953,391	$168,173,544

Liabilities and Shareholders’ Equity
Liabilities:
Dividend payable	$310,000	$310,000
Line of credit payable	4,219,352	4,407,989
Accounts payable and accrued liabilities	950,354	1,046,462
Accounts payable and accrued liabilities, affiliates	5,120,443	2,958,808
Participation payable, affiliate	57,050,973	57,050,973
Notes payable	1,470,420	1,275,665
Total liabilities	69,121,542	67,049,897

Commitments and contingencies
Shareholders' equity:
Shares of beneficial interest; $0.01 par value; 100,000,000 shares authorized; 8,306,387 and 8,299,766 shares issued in 2011 and 2010, respectively; and 6,430,610 and 6,426,563 outstanding in 2011 and 2010, respectively	83,043	82,971
Additional paid-in capital	146,921,671	146,817,612
Cumulative distributions in excess of earnings	(9,840,567)	(9,485,280)
	137,164,147	137,415,303
Less treasury stock of 1,875,777 and 1,873,203 shares in 2011 and 2010, respectively, at cost	(36,332,298)	(36,291,656)
Total shareholders' equity	100,831,849	101,123,647
Total liabilities and shareholders' equity	$169,953,391	$168,173,544
See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Interest income, affiliates	$1,005,542	$1,803,405
Interest income	351,270	456,163
	1,356,812	2,259,568
Expenses:
Trust administration fee	249,999	273,558
Loan servicing fee	6,633	4,037
General and administrative	227,025	359,381
Provision for loan losses	180,000	307,500
Interest expense	118,156	82,710
	781,813	1,027,186

Net income	$574,999	$1,232,382

Net income per share of beneficial interest	$0.09	$0.19

Weighted average shares outstanding	6,429,327	6,421,129

Distributions per weighted share outstanding	$0.14	$0.14

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2011	2010
Operating Activities
Net income	$574,999	$1,232,382
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	180,000	307,500
Depreciation and amortization	594	594
Changes in assets and liabilities:
Accrued interest receivable, net	(462,942)	(122,187)
Accrued interest receivable, affiliates, net	4,801,545	(730,748)
Other assets	73,154	168,430
Accounts payable and accrued liabilities	(96,110)	(381,892)
Accounts payable and accrued liabilities, affiliates	2,161,635	187,167
Net cash provided by operating activities	7,232,875	661,246

Investing Activities
Principal receipts on trust receivables	28,811	245,055
Investments in residential mortgages	(79,000)	(114,727)
Principal receipts on residential mortgages	127,910	224,022
Investment in interim mortgages and deficiency notes	(41,575)	(735,399)
Principal receipts on interim mortgages and deficiency notes	337,685	-
Investments in interim mortgages and deficiency notes, affiliates	(8,011,934)	(549,745)
Principal receipts on interim mortgages and deficiency notes, affiliates	1,150,905	1,067,016
Investments in recourse obligations, affiliates	(415)	(195,237)
Principal receipts from recourse obligations, affiliates	1,500	14
Principal investments in lines of credit receivable, affiliates	(212,406)	(296,274)
Principal receipts from (investments in) lines of credit receivable, non-affiliates	1,322,092	(327,777)
Investments in real estate owned	(582,693)	(363,477)
Principal receipts from real estate owned	315,390	293,614
Net cash used in investing activities	(5,643,730)	(752,915)

Financing Activities
Proceeds from issuance of shares of beneficial interest	104,132	143,548
Net borrowings (repayments) on line of credit payable	(188,638)	648,865
Proceeds from notes payable, net	194,756	168,987
Purchase of treasury stock	(40,642)	(147,000)
Dividends	(930,286)	(930,527)
Net cash used in financing activities	(860,678)	(116,127)

Net increase (decrease) in cash and cash equivalents	728,467	(207,796)
Cash and cash equivalents at beginning of period	7,325	338,336
Cash and cash equivalents at end of period	$735,792	$130,540

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited)

	Three Months Ended March 31,
	2011	2010
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$101,718	$79,124
Noncash Activity:
Transfers of affiliate and non-affiliate loans to foreclosed properties or recourse obligations	110,457	122,715
Participation receivable, affiliate	-	2,563,395
Participation payable, affiliate	-	(2,563,395)
Participation accrued interest receivable, affiliate	(1,969,431)	(1,823,353)
Participation accrued interest payable, affiliate	1,969,431	1,823,353
Accrued interest receivable, affiliate	6,937,187	-
Interim mortgages and deficiency notes, affiliate	(6,937,187)	-

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Nature of Business

United Mortgage Trust (the “Company” and “UMT”) is a Maryland real estate investment trust that qualifies as a real estate investment trust (a “REIT”) under federal income tax laws.  The Company’s principal investment objectives are to invest proceeds from our dividend reinvestment plan, financing proceeds, proceeds from the repayment of our loans, capital transaction proceeds and retained earnings in the following types of investments:  (i) first lien secured interim mortgage loans with initial terms of 12 months or less for the acquisition and  renovation of single-family homes, which we refer to as “Interim Loans”; (ii) secured, line of credit to UMTH Lending Company, L.P. (“UMTHLC”) for origination of Interim Loans; (iii) lines of credit and secured loans for the acquisition and development of single-family home lots, referred to as “Land Development Loans”; (iv) lines of credit and loans secured by developed single-family lots, referred to as “Finished Lot Loans”; (v) lines of credit and loans secured by completed  model  homes, referred to as “Model Home Loans”; (vi) loans provided to entities that have recently filed for bankruptcy protection under Chapter 11 of the U.S. bankruptcy code, secured by a priority lien over pre-bankruptcy secured creditors, referred to as “Debtor in Possession Loans”, (vii) lines of credit and loans, with terms of 18 months or less, secured by single family lots and homes constructed  thereon, referred to as “Construction Loans”; (viii) first lien secured mortgage loans with terms of 12 to 360 months for the acquisition of single-family homes, referred  to as “Residential Mortgages”, and, (ix) discounted cash flows secured by assessments levied on real property.  We collectively refer to the above listed loans as “Mortgage Investments”. Additionally, our portfolio includes obligations of affiliates of our Advisor, which we refer to as “recourse loans” and “deficiency notes.”

The Company has no employees. The Company pays a monthly trust administration fee to UMTH General Services, L.P. (“UMTHGS” or “Advisor”), a subsidiary of UMT Holdings, L.P. (“UMTH”), a Delaware real estate finance company and affiliate, for the services relating to its daily operations.  The Company’s offices are located in Grapevine, Texas.

2.	Basis of Presentation

The consolidated financial statements include the accounts of the Company and certain wholly-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2010, included in our Annual Report on Form 10-K filed with the SEC on March 31, 2011.  Operating results for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.  Certain prior period amounts have been reclassified to conform to current period presentation.

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

As of March 31, 2011 and December 31, 2010, the Company had two deficiency notes with non-affiliates in the amount of approximately $7,218,000 and $7,301,000, respectively. The Company has recorded reserves of approximately $4,518,000 against these notes as of March 31, 2011 and December 31, 2010 respectively.  These notes do not accrue interest as the underlying collateral value approximates the note balance, net of reserves.

As of December 31, 2007, UMTHLC issued to the Company a variable amount promissory note in the amount of $5,100,000 to evidence its deficiency obligations to the Company.  The initial principal amount of the note was approximately $1,848,000. The principal balance will fluctuate from time to time based on the underlying loan activity and the amount of deficiencies realized by the affiliate.  The note bears interest at a rate of 10%, and requires monthly principal and interest payments based on a ten-year amortization for the outstanding principal balance.  The note is secured by a limited guaranty by UMTHGS, the Advisor, equal to a monthly amount not to exceed 33% of the advisory fee received by UMTHGS under the terms of its advisory agreement with the Company.  Effective January 2011, the deficiency note was modified and the interest rate was reduced from 10% to 6%.  The principal balance as of March 31, 2011 and December 31, 2010 was approximately $20,741,000 and $12,739,000, respectively.

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

2) UMTHLC is a Delaware limited partnership, and subsidiary of UMTH.  The Company has loaned money to UMTHLC so it can make loans to its borrowers. The loans are collaterally assigned to the Company, as security for the promissory note between UMTHLC and the Company. The unpaid principal balance of the loans at March 31, 2011 and December 31, 2010 was approximately $14,677,000 and $15,566,000, respectively.

On March 26, 2009, the Company executed a secured line of credit promissory note with UMTH Lending, Company, L.P. in the amount of $8,000,000.  The note bears interest at 12.50% per annum, matures on March 26, 2012 and is secured by first lien mortgage interests in single family residential properties.  The outstanding balance on this line of credit at March 31, 2011 and December 31, 2010 was approximately $7,733,000 and $7,520,000 respectively and is included in the balances noted in the paragraph above.

See Note 3 above for discussion of additional related party transactions with UMTHLC.

3) Capital Reserve Group, Inc. (“CRG”) is a Texas corporation that is 50% owned by Todd Etter and William Lowe, partners of UMTH, which owns the Advisor.  CRG was in the business of financing home purchases and renovations by real estate investors. The Company loaned money to CRG to make loans to other borrowers. During 2006 the Company took direct assignment of the remaining loans from CRG with full recourse. The unpaid principal balance of the loans at March 31, 2011 and December 31, 2010 was approximately $0.

4) Ready America Funding Corporation (“RAFC”) is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter.  RAFC is in the business of financing interim loans for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors. The Company continues to directly fund obligations under one existing RAFC loan, which was collaterally assigned to the Company, but does not fund new originations. The unpaid principal balance of the loans at March 31, 2011 and December 31, 2010 was approximately $16,553,000 and $16,592,000, respectively.

5) Wonder Funding, LP (“Wonder”) is a Delaware limited partnership that is owned by Ready Mortgage Corp. (“RMC”). RMC is beneficially owned by Craig Pettit, a partner of UMTH and the sole proprietor of two companies that own 50% of RAFC. Wonder is in the business of financing interim loans for the purchase of land and the construction of single family homes and the purchase and renovation of single family homes. The Company has ceased funding any new originations.  As of March 31, 2011 and December 31, 2010, respectively, all remaining obligations owed by Wonder to the Company are included in the recourse obligations discussed below.

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

Name	Initial principal amount	Balance at March 31, 2011	Promissory Note principal amount (2)	Units pledged as security	Units remaining	Estimated Collateral Value (3)
CRG	$2,725,442	$4,420,848	$4,300,000	4,984 Class C and 2,710 Class D	2,880 Class C and 2,710 Class D	$4,701,000
RAFC	$3,243,369	$8,456,577	$7,100,000	11,165 Class C and 6,659 Class D and 1,066 Class EIA	8,391 Class C, 6,659 Class D and 1,066 EIA	$14,162,000
SCMI	$3,295,422	$3,480,792	$3,488,643	4,545 Class and 3,000 Class D	3,013 Class C and 3,000 Class D	$6,182,000
RAF / Wonder(1)	$1,348,464	$1,961,870	$1,400,000	1,657 Class C	1,238 Class C	$1,238,000
Wonder Indemnification (1)	n/a	n/a	n/a	$1,134,000	n/a	$822,000
Totals	$10,612,697	$18,320,087	$16,288,643			$27,105,000

(1) Wonder is collateralized by an indemnification agreement from UMTH in the amount of $1,134,000, and is secured by the pledge of 3,870 C Units from RMC. 2,213 of the pledged C Units also cross-collateralize the RAFC obligation.

(2) The CRG, RAFC and Wonder balances at March 31, 2011, exceeded the stated principal amount per their variable Secured Notes by approximately $121,000, $1,357,000 and $562,000, respectively. Per the terms of the Secured Notes, the unpaid principal balance may be greater or less than the initial principal amount of the note and is not considered an event of default. The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the Unpaid Principal Balance (“UPB”) than originally anticipated and outpaced the minimum principal reductions scheduled for the loans.

(3) Estimated collateral value reflects pledge of C, D and EIA units of limited partnership interest of UMTH held by WLL, Ltd., RAFC and KLA, Ltd. UMTH D units represent equity interests in UMT Holdings, LP. Pledge of the UMTH D units entitles the beneficiary to a pro-rata share of UMTH partnership D unit cash distributions.

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
-
KLA, Ltd. KLA has given the following guaranties: (1) Guaranty of obligations of SCMI under the First Amended and Restated Secured Variable Amount Promissory Note to the Company dated as of October 1, 2007 with a then current principal balance of $3,472,073 and is secured by an assignment of 3,000 of Guarantor’s Class D units of partnership interest in UMT Holdings, L.P. (2) Guaranty of obligations of CRG under the First Amended and Restated Secured Variable Amount Promissory Note dated as of October 1, 2007 with a then current principal balance of $4,053,800 and is secured by  a pledge of 1,355 of Guarantor’s Class D units of partnership interest in UMT Holdings, L.P.

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

These loans were reviewed by management and no reserves are deemed necessary at March 31, 2011.

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

Pursuant to the Economic Interest Agreement, each time UDF requests an advance of principal under the UMT Loan, UDF III will fund the required amount to UMT and UDF III’s economic interest in the UMT Loan increases proportionately.  Because these advances are funded by UDF III and UMT recognizes an offsetting participation payable amount to UDF III, the Company does not earn any net interest income on the advances made under the Economic Interest Participation Agreement.  UDF III’s economic interest in the UMT Loan gives UDF III the right to receive payment from UMT of principal and accrued interest relating to amounts funded by UDF III to UMT which are applied towards UMT’s funding obligations to UDF under the UMT Loan.  UDF III may abate its funding obligations under the Economic Participation Agreement at any time for a period of up to twelve months by giving UMT notice of the abatement.

The Option gives UDF III the right to convert its economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Loan and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while UDF III owns an economic interest in the UMT Loan.  If UDF III exercises its Option and acquires a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UDF III and UMT will participate in the control and management of the UMT Loan.  At March 31, 2011 and December 31, 2010 UDF III had funded a total of approximately $62,194,000, respectively, to UDF under this agreement of which approximately $57,051,000 was outstanding under the Economic Interest Participation Agreement at March 31, 2011 and December 31, 2010, respectively.

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

8) Loans are made to certain affiliates of the Advisor. Below is a table of the aggregate principal amount of mortgages funded during the quarters ended March 31, 2011 and March 31, 2010, respectively, from the companies affiliated with the Advisor, and named in the table and aggregate amount of draws made by UDF under the line of credit, during the two quarters indicated:

Affiliated Company	2011	2010
RAFC	--	$549,000
UMTHLC	$212,000	$658,000
UDF	--	$3,023,000

9) As of August 1, 2006, (now subject to an Advisory Agreement effective January 1, 2009) the Company entered into an Advisory Agreement with UMTHGS. Under the terms of the agreement, UMTHGS is paid a monthly trust administration fee. The fee is calculated monthly depending on the Company’s annual distribution rate, ranging from 1/12th of 1% up to 1/12th of 2% of the amount of average invested assets per month.  During the three months ended March 31, 2011 and March 31, 2010, the net fees paid to the Company’s Advisors were approximately $250,000 and $274,000, respectively.

The agreement also provides for a subordinated incentive fee equal to 25% of the amount by which the Company’s net income for a year exceeds a 10% per annum non-compounded cumulative return on its adjusted contributions.  No incentive fee was paid during 2011 or 2010.  In addition, for each year in which it receives a subordinated incentive fee, the Advisor will receive a 5-year option to purchase 10,000 shares at a price of $20.00 per share (not to exceed 50,000 shares).  As of March 31, 2011, the Advisor has not received options to purchase shares under this arrangement.

The Advisor and its affiliates are also entitled to reimbursement of costs of materials and services obtained from unaffiliated third parties for the Company’s benefit.  During each of the three months ended March 31, 2011 and March 31, 2010, the Company paid the Advisor approximately $19,000 as reimbursement for costs associated with providing shareholder relations activities.

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

10) The Company pays loan servicing fees to PSC, a subsidiary of UMTH, under the terms of a Mortgage Servicing Agreement. During the three months ended March 31, 2011 and March 31, 2010, the Company paid loan servicing fees of approximately $6,600 and $4,000, respectively.

11)  The Company paid the first of three annual credit enhancement fees of $50,000 to UDF III, L.P. in September 2009.  This fee is due annually on the anniversary date of the loan and amortized over 12 months as an adjustment to interest expense.

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

6.       Line of Credit Payable

During August 2009, the Company entered into a revolving line of credit facility with a bank for $5,000,000.  The line of credit bears interest at prime plus one percent, with a floor of 5.50%, and requires monthly interest payments.  Principal and all unpaid interest will be due at maturity, which is August 2012.  The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit.  The outstanding balance on this line of credit at March 31, 2011 and December 31, 2010 was approximately $4,219,000 and $4,408,000, respectively.  As of March 31, 2011 the Company was not in compliance with its debt covenants; however the Company obtained a waiver letter from the lending institution of its covenant violation and cured the violation in April 2011.

7.       Notes Payable

In March, 2010, the Company sold two residential mortgage loans, with full recourse, to unaffiliated investors for approximately $169,000.  These sales were accounted for as recourse borrowings.  The notes require monthly principal and interest payments at a rate of 9.5% amortized over 30 years with all unpaid principal and interest due at maturity.  One loan, with a balance of approximately $70,000, at March 31, 2011, matures on October 1, 2011.  The other loan, with a balance of approximately $98,000 on March 31, 2011, matures on May 1, 2014.  The total outstanding balance on these notes was approximately $168,000 at March 31, 2011 and December 31, 2010 respectively.

On April 21, 2010, the Company entered into a new term loan credit facility with a bank for $1,600,000.  The loan bears interest at prime plus one percent, with a floor of 7.0%, and requires monthly interest payments.  Principal and all unpaid interest will be due at maturity which is October 21, 2011.  The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan.  The outstanding balance on this loan at March 31, 2011 and December 31, 2010 was approximately $1,107,000.

On January 27, 2011, United Mortgage Trust initiated a private offering of Secured Subordinated Notes (“Notes,” to accredited investors “Note Holders”).  The Notes are being offered through a wholly owned subsidiary, UMT Home Finance II, L.P. (“HF II”).  HF II is a Delaware limited partnership that was formed on November 29, 2010 as a Special Purpose Entity, (“SPE”), for the purpose of originating and holding loans made to fund the acquisition of finished lots and the construction of single-family homes on the subject lots (“Loans”).  HF II will issue up to $5 million in 7.5% Notes.  The Notes will be secured by an undivided security interest on the pool of loans owned by HF II.  The offering of the Notes is not being registered under the Securities Act, in reliance upon the exemption from registration for non-public offerings provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933.  As of March 31, 2011 approximately $195,000 had been raised through this private placement.  Through May 16, 2011 approximately $295,000 had been raised through this program.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such forward-looking statements can generally be identified by our use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "believe," "continue," or other similar words.  Such statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the availability of and our ability to find suitable mortgage investments; the difficulties of the real estate industry generally in response to the “sub-prime crisis,” the “credit crisis,” the current difficulties in the housing and mortgage industries including the impact thereof on the homebuilding industry, the current economic environment and changes in economic and credit market conditions, changes in interest rates, our ability to adapt to changing circumstances, the continued financial viability of  affiliates to whom we have extended loans, the level of reinvestment of dividends by our shareholders in our dividend reinvestment plan and the requirement to maintain qualification as a real estate investment trust.  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore we cannot give assurance that such statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or by any other person that the results or conditions described in such statements or in our objectives and plans will be realized.  Readers should carefully review our financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2010, as well as those statements contained in this report, and in our other filings with the Securities and Exchange Commission.

In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q may not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND MARCH 31, 2010

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

The following table illustrates the percentage of our mortgage portfolio dedicated to each mortgage loan category as of March 31, 2011 and December 31, 2010:

Mortgage Category:	March 31, 2011	December 31, 2010
First lien secured interim mortgages 12 months or less and residential mortgages and contracts for deed	22.50%	22.27%
Secured interim mortgages and line of credit to UMTHLC	14.17%	14.66%
Land development loans	60.02%	58.59%
Construction loans	3.31%	4.48%

The following table summarizes mortgage loans by type and original loan amount held by United Mortgage Trust at March 31, 2011.

Description	No. of Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face amount of Mortgage (1)	Carrying amount of Mortgage (2)	Past Due Amounts (3)
Single family residential 1st mortgages and interim loans (5):
Original balance > $100,000	10	10% - 11%	11/24/11– 5/1/38	n/a	n/a	$1,008,189	$993,109	$608
Original balance $50,000 - $99,999	134	8.5% - 12.75%	5/8/13 – 3/1/39	n/a	n/a	3,750,619	3,694,519	15,318
Original balance $20,000 - $49,999	203	9% - 14.5%	3/1/11 – 5/19/36	n/a	n/a	1,914,435	1,885,800	12,337
Original balance under $20,000	10	9% - 14.5%	12/1/10 – 9/1/31	n/a	n/a	85,970	84,684	233

First Lien secured interim mortgages
Ready America Funding (4)	13	14%	n/a	n/a	n/a	16,552,710	16,305,122	-

Secured LOC to UMTH Lending Co., L.P. (4), (5)	80	12.5% - 13.5%	n/a	n/a	n/a	14,677,350	14,457,813	-

Land Development Loans
UDF III Economic Interest Participation	1	14%	12/21/11	n/a	n/a	62,193,977	62,193,977	-

Construction Loans	3	13%	10/28/11	n/a	n/a	3,433,036	3,433,036	-
Totals	454					$103,616,286	$103,048,060	$28,496

(1)	Current book value of loans.
(2)	Net of allowance for loan losses on mortgage loans of $568,226 at March 31, 2011.
(3)	Principal amounts greater than thirty (30) days past due.
(4)	Lines of credit with Ready America Funding and UMTH Lending Co., L.P. are collateralized by 13 and 80 loans, respectively. Principal amounts due upon disposition of assets.
(5)	No specific maturity date as UMT has first lien collateral position in these loans funded by the originator.

Below is a reconciliation and walk forward of mortgage loans, net of allowance for loan losses, for the three months ended March 31, 2011.

Balance at beginning of period	$105,698,037
Additions during period:
Increase in mortgage loans	3,976,295
Deductions during period:
Collections of principal	(6,517,407)
Other (net change in allowance for loan loss)	(108,865)
Balance at close of period	$103,048,060

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

We believe that the housing market has reached a bottom in its four-year decline and has begun to recover. This recovery likely will be regional in its early stages and will be led by those housing markets with balanced supply, affordable and stable home prices, minimal levels of foreclosures, and strong demand fundamentals. Nationally, we expect the recovery will continue to experience headwinds from weak demand fundamentals, specifically consumer confidence and employment, as well as from the limited availability of bank financing. The national consumer confidence index, which fell to record lows during the economic downturn, has recovered somewhat, but remains closer to levels historically associated with recession than to normalized conditions. Unemployment remains elevated and access to conventional real estate and commercial financing remains limited across most of the country. These factors pose obstacles to a robust recovery on a national scale, which, we believe, is contingent upon the reengagement of the consumer and the return of final demand. However, we expect the recovery will be stronger in markets such as Texas, where consumer confidence averaged approximately 15 points higher than the national index from the first quarter of 2010 to the first quarter of 2011; where job growth in 2010 was more than double the national rate; and where approximately 15% of all homebuilding permits in the country are issued.  We intend to focus our lending activity in Texas and to invest only in markets that demonstrate similarly sound economic and demand fundamentals – fundamentals that we believe will be the drivers of the recovery, with balanced supplies of homes and finished lots. We believe the fact that new single-family home permits, starts, and sales have all risen from their respective lows reflects a continued return of real demand for new homes. However, we anticipate the former bubble markets – principally California, Arizona, Nevada and Florida – will be slower to recover, as those markets have seen overbuilding and extensive price correction and are experiencing weakened economies and continued foreclosures.

From a national perspective, ongoing credit constriction, a less robust economic recovery, continued high unemployment, and housing price correction have made potential new home purchasers and real estate lenders cautious. As a result of these factors, the national housing market has experienced a protracted decline, and the time necessary to correct the market likely means a corresponding slower recovery for the housing industry.

Nationally, capital constraints at the heart of the credit crisis have reduced the number of real estate lenders able or willing to finance development, construction or the purchase of homes and have increased the number of undercapitalized or failed builders and developers. The number of new homes and finished lots developed also has decreased, which may result in a shortage of new homes and developed lots in select real estate markets in 2011. We believe this shortage will be most prominent in markets that did not participate in the housing bubble, avoiding overbuilding and maintaining balanced supplies and where home prices remained affordable and stable. With credit less available and lenders imposing stricter underwriting standards, mortgages to purchase homes have become more difficult to obtain in some markets. To support the secondary residential mortgage market and prevent further deterioration of mortgage lending, the Federal Reserve began an unprecedented program to purchase approximately $1.25 trillion of residential mortgage backed securities between January 5, 2009 and March 31, 2010. This program ended on March 31, 2010, as scheduled by the Federal Reserve. As of the date of this quarterly report, the 30-year fixed-rate single-family residential mortgage interest rate remains below the rate that was available at the conclusion of the period of Federal Reserve purchases. We believe that such stability at low rates indicates that the secondary residential mortgage market is operating smoothly independent of the support previously provided by the Federal Reserve. However, any limitations or restrictions on the availability of financing or on the liquidity provided in the secondary residential mortgage market by Government Sponsored Enterprises such as Fannie Mae and Freddie Mac could adversely affect interest rates and mortgage availability, which could cause the number of homebuyers to decrease, which would increase the likelihood of borrowers defaulting on our loans and, consequently, reduce our ability to pay distributions to our shareholders.

Nationally, new single-family home inventory continued to improve in the first quarter of 2011 as it has done consistently since the first quarter of 2007. First quarter new home sales fell slightly from the pace of sales in the fourth quarter of 2010 and continue to be depressed in the aftermath of the expiration of the federal homebuyer tax credit. However, national fundamentals that drive home sales are improving in most markets and home affordability remains near record-highs, so we expect the pace of home sales will increase over 2011. The U.S. Census Bureau reports that the sales of new single-family residential homes in March 2011 were at a seasonally adjusted annual rate of 300,000 units. This number is down approximately 10.2% from the fourth quarter figure of 334,000 and down approximately 21.9% year over year from the March 2010 estimate of 384,000. However, year-over-year comparisons are distorted by the effects of the federal homebuyer tax credit. In March 2010, homebuyers were reacting to the forthcoming expiration of the first-time homebuyer tax credit in June 2010, creating a surge in home purchases. The combination of a higher volume of home sales in the first quarter of 2010 and the hangover effect on sales in the subsequent quarters following the expiration of the homebuyer tax credit in June 2010 is likely responsible for the year-over-year disparity in sales figures between March 2010 and March 2011.

Through much of the downturn, homebuilders reduced their starts and focused on selling existing new home inventory.  The number of new homes for sale fell by approximately 45,000 units from March 2010 to March 2011 but just 5,000 units in the first quarter 2011.  We believe that, with such reductions and the relative leveling of inventory over more recent quarters, the new home market has been restored to equilibrium in most markets, even at low levels of demand.  The seasonally adjusted estimate of new homes for sale at the end of March 2011 was 183,000 – a supply of 7.3 months at the March sales rate and the lowest number of homes available for sale since August 1967.  We believe that what is necessary now to regain prosperity in housing markets is the return of healthy levels of demand.

According to the U.S. Census Bureau, new single-family residential home permits and starts fell nationally from 2006 through 2008, as a result and in anticipation of an elevated supply of and decreased demand for new single-family residential homes in that period.  Since bottoming in early 2009, however, single-family permits and starts have improved significantly.  Single-family homes authorized by building permits in March 2011 were at a seasonally adjusted annual rate of 405,000 units.  While this was a 25.3% decrease year over year from the rate of 542,000 in March 2010, it remains approximately 18.1% higher than the low of 343,000 set in January 2009.  Single-family home starts for March 2011 stood at a seasonally adjusted annual rate of 422,000 units.  This pace represented a year over year decrease of 21.1% from the March 2010 estimate of 535,000 units and a 25.0% decline from the peak of 2010 – 563,000 in April 2010 – as home builders adjusted their start rate after the expiration of the homebuyer tax credit.  Again, year-over-year figures between March 2010 home starts and March 2011 home starts are likely distorted by a surge in new home starts, reflecting homebuilders’ efforts to meet first quarter 2010 demand sparked by the anticipated close of the first-time homebuyer tax credit, as well as the reduction in new home starts following the June 2010 expiration of the homebuyer tax credit as builders recalibrated their inventory levels.  Even with the reduction in the start rate, the March 2011 pace is still 17.2% higher than the low of 360,000 set in January 2009.  Such increases strongly suggest to us that new home inventories are generally in balance and the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident at the bottom of the new homebuilding cycle.

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

The Harvard Joint Center for Housing Studies forecasts that an average of between approximately 1.25 million and 1.48 million new households will be formed per year over the next ten years.  Likewise, The Homeownership Alliance, a joint project undertaken by the chief economists of Fannie Mae, Freddie Mac, the Independent Community Bankers of America, the National Association of Home Builders, and the National Association of Realtors, has projected that 1.3 million new households will be formed per year over the next decade and approximately 1.8 million housing units per year should be started to meet such new demand, including approximately 1.3 million new single-family homes per year based on the estimation of the Homeownership Alliance that 72% of all housing units built will be single-family residences. The U.S. Census Bureau reported that approximately 357,000 new households were formed in 2010.

While housing woes have beleaguered the national economy, Texas housing markets have held up as some of the best in the country, and Texas is the largest homebuilding market in the country based on the U.S. Census Bureau’s measurements of housing permits and starts.  We believe Texas markets, though weakened from their highs in 2007, have remained fairly healthy due to strong demographics, economies and job growth, balanced housing inventories, stable home prices and high housing affordability ratios.  Texas did not experience the dramatic price appreciation (and subsequent depreciation) that states such as California, Florida, Arizona, and Nevada experienced.  The following graph, created with data from the fourth quarter Federal Housing Finance Agency’s (“FHFA”) Purchase Only Price Index, illustrates the declines in home prices nationally, as well as in California, Florida, Arizona, and Nevada over the past few years.  Price declines have begun to moderate in those states in recent quarters, though.  Further, the graph illustrates how Texas has maintained relative home price stability throughout the downturn.  The Purchase Only Price Index indicates that Texas had a home price depreciation of -1.83% between the fourth quarter of 2009 and the fourth quarter of 2010. However, Texas’ home prices continued to demonstrate more stability than the national average of -3.95%.  Further, the index also reports that over the past five years, Texas home prices have appreciated 9.19% compared to a national figure of -11.45% over the same time period.

FHFA’s Purchase Only Price Index tracks average house price changes in repeat sales on the same single-family properties. The Purchase Only Price Index is based on more than 6 million repeat sales transactions and is based on data obtained from Fannie Mae and Freddie Mac for mortgages originated over the past 36 years. FHFA analyzes the combined mortgage records of Fannie Mae and Freddie Mac, which form the nation’s largest database of conventional, conforming mortgage transactions. The conforming loan limit for mortgages purchased since the beginning of 2006 has been $417,000.  Loan limits for mortgages originated in the latter half of 2007 through December 31, 2008 were raised to as much as $729,750 in high-cost areas in the contiguous United States.  Legislation generally extended those limits for 2009-originated mortgages.  An appropriations act (PL111-88) further extended those limits for 2010 originations in places where the limits were higher than those that would have been calculated under pre-existing rules.

Median new home prices in the four major Texas markets have begun to rise.  According to numbers publicly released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information, the median new home prices for the first quarter of 2011 in the metropolitan areas of Austin, Houston, Dallas, and San Antonio are $225,420, $248,528, $224,838 and $195,175, respectively.  Each of these sales figures represented a year-over-year increase of between 7.7% and 25.4% from the first quarter of 2010. Austin rose 14.1% from $197,553; Houston rose 25.4% from $198,178; Dallas Fort-Worth rose 13.1% from $198,779; and San Antonio rose 7.7% from $181,237. The March 2011 national median sales price of new homes sold was $213,800, according to estimates released jointly by the U.S. Census Bureau and the Department of Housing and Urban Development.

Using the Department of Housing and Urban Development’s estimated 2010 median family income for the respective metropolitan areas of Austin, Houston, Dallas and San Antonio, the median income earner in those areas has 1.32 times, 1.06 times, 1.23 times, and 1.20 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area.  These numbers illustrate the affordability of Texas homes.  Our measurement of housing affordability, as referenced above, is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, based on the average interest rate over the first quarter of 2011 and assuming an annual mortgage insurance premium of 70 basis points for private mortgage insurance, plus a cost that includes estimated property taxes and insurance for the home.  Using the Department of Housing and Urban Development’s 2010 income data to project an estimated median income for the United States of $64,400 and the March 2011 national median sales prices of new homes sold of $213,800, we conclude that the national median income earner has 1.22 times the income required to qualify for a mortgage loan to purchase the median-priced new home in the United States.  This estimation reflects the increase in home affordability in housing markets outside of Texas over the past 36 months, as new home prices in housing markets outside of Texas generally have fallen.  Recently, however, such price declines have begun to stabilize. We believe that such price stabilization indicates that new home affordability has been restored to the national housing market.

Since, December 2009, Texas employment markets have experienced strong job growth.   According to the United States Department of Labor, Texas added approximately 251,100 jobs in the twelve months ended March 2011, which was the largest year-over-year increase of any state in the country.  Out of these 251,100 jobs created, 223,300 of them have been in the private sector – a job growth rate of 2.7%.  Since bottoming in December 2009, Texas has added 317,100 jobs through March 2011.  Further, Texas has added approximately 539,500 new jobs over the past five years, 357,800 in the private sector, in contrast to a loss of more than 5.2 million private sector jobs in the country as a whole.  Austin added 13,700 jobs year over year from March 2010 to March 2011.  Dallas-Fort Worth added 71,300 jobs over that same time period, which was the greatest job gain of any city in the country over the past 12 months, just ahead of Houston, which enjoyed the second greatest job gain of any city in the country in that time.  Houston added 48,500 jobs over that period and San Antonio added 12,000 jobs in that time.  Taken together, these four cities have added an estimated net total of 340,300 jobs over the past five years: Austin added 67,000 jobs; Dallas-Fort Worth added 85,400 jobs; Houston added 140,200 jobs; and San Antonio added 47,700 jobs. Of those jobs, 220,800 of them have been created in the private sector.

Texas’ unemployment rate fell year over year to 8.1% in March 2011 from 8.2% in March 2010The unemployment rate improved even as Texas added an estimated 122,121 workers to its labor force, which now stands at an all-time high. The growth in Texas’ labor force stands in contrast to the national labor force, which has fallen by approximately 1.5 million workers, as of March 2011, from its peak in October 2008.  The national unemployment rate fell from March 2010 (9.7%) to March 2011 (8.8%).

All major Texas labor markets have unemployment rates below the national unemployment rate.  The Department of Labor reports that as of March 2011, the unemployment rate for Austin-Round Rock, Texas was 6.8%, down from 7.2% in March 2010.  Dallas-Fort Worth-Arlington, Texas was 8.1%, down from 8.4% a year ago.  Houston-Sugar Land-Baytown, Texas was 8.3%, down from 8.6% one year ago, while San Antonio, Texas was 7.3%, up from 7.2%.

We believe that Texas cities will continue to be among the first in the country to recover based on employment figures, consumer confidence, gross metropolitan product, and new home demand.  According to the Texas Workforce Commission, Texas tends to enter into recessions after the national economy has entered a recession and usually leads among states in the economic recovery.  The National Bureau of Economic Research has concluded that the U.S. economy entered into a recession in December 2007, ending an economic expansion that began in November 2001.  We believe, based on transitions in the Texas Leading Index as prepared by the Federal Reserve Bank of Dallas, that Texas entered into recession in late Fall 2008, trailing the national recession by nearly a year and emerged from the recession in the late spring of 2009.  Further, we believe the Texas economy is now leading the national economic recovery.  The Texas Leading Index has risen significantly since reaching a low of 100.5 in March 2009 and, as of March 2011, was 119.4, which is more than 450 basis points higher than one year ago and the highest reading since August 2008.  The Texas Leading Index, produced monthly by the Federal Reserve Bank of Dallas, combines eight measures that tend to anticipate changes in the Texas business cycle by approximately three to nine months.

Further, we believe Texas consumers are beginning to return to their normal consumption habits.  The aggregate value of state sales tax receipts in Texas increased 9.9% year over year in the first quarter of 2011 from the first quarter of 2010. Although the Bureau of Economic Analysis has not yet released its measurement of gross state products around the country, the Texas Comptroller of Public Accounts projects that the Texas economy grew by 3.4% in 2010 – a pace that outperformed the nation’s 2.8% growth over the same period.

The U.S. Census Bureau reported in its 2009 Estimate of Population Change for the period from July 1, 2008 to July 1, 2009 that Texas led the country in population growth during that period.  The estimate concluded that Texas’ population grew by 478,012 people, or 2%, a number that was 1.25 times greater than the next closest state in terms of raw population growth, California, and more than 3.57 times the second closest state in terms of raw population growth, North Carolina.  In the Census Bureau’s 2010 Estimate of Population Change, Texas’ population grew an additional 1.8%, adding approximately 442,794 new residents in 2010. For the decade, July 1, 2000 to July 1, 2010, Texas grew by nearly 4.3 million residents, averaging nearly 427,000 new residents per year. This population growth was 1.17 times greater in terms of raw population growth than the next closest state, California, and 2.63 times greater than the second closest state, Florida.  The U.S. Census Bureau also reported that among the 15 counties that added the largest number of residents between July 1, 2008 and July 1, 2009, six were in Texas:  Harris (Houston), Tarrant (Fort Worth), Bexar (San Antonio), Collin (North Dallas), Dallas (Dallas) and Travis (Austin).  In March 2010, the U.S. Census Bureau reported that Texas’ four major metro areas – Austin, Houston, San Antonio, and Dallas-Fort Worth – were among the top 20 in the nation for population growth from 2008 to 2009.  Dallas-Fort Worth-Arlington led the nation in numerical population growth with a combined estimated population increase of 146,530.  Houston-Sugarland-Baytown was second in the nation with a population increase of 140,784 from July 1, 2008 to July 1, 2009.  Austin-Round Rock had an estimated population growth of 50,975 and San Antonio had an estimated population growth of 41,437 over the same period.  The percentage increase in population for each of these major Texas cities ranged from 2% to 3.1%.

The Texas Comptroller of Public Accounts notes that the rate of foreclosures and defaults in Texas has remained generally stable for the past three years.  The national foreclosure tracking service, RealtyTrac, estimates that the Texas foreclosure rate continues to be significantly healthier than the national average.  We do not expect the four major Texas housing markets to be materially adversely affected by foreclosures and anticipate that home foreclosures will continue to be mostly concentrated in the bubble market states of California, Florida, Arizona and Nevada.  Homebuilding and residential construction employment are likely to remain generally weak for some time, but Texas again will likely continue to outperform the national standards.  We believe that Texas’ housing sector is healthier, the cost of living and doing business is lower, and its economy is more dynamic and diverse than the national average.

In contrast to the conditions of many homebuilding markets in the country, new home sales are greater than new home starts in Texas markets, indicating that home builders in Texas continue to focus on preserving a balance between new home demand and new home supply. We believe that home builders and developers in Texas have remained disciplined on new home construction and project development.  New home starts are outpaced by new home sales in all four major Texas markets where such data is available: Austin, Dallas-Fort Worth, Houston and San Antonio.  Inventories of finished new homes and total new housing (finished vacant, under construction, and model homes) remain at generally healthy and balanced levels in all of these major Texas markets.  Each major Texas market experienced a rise in the number of months of finished lot inventories as homebuilders began reducing the number of new home starts in 2008, causing each major Texas market to reach elevated levels.  However, the number of finished lots available in each market has fallen significantly even though the months’ supply remains elevated.  And finished lot shortages are beginning to emerge in many desirable submarkets in the major Texas markets.  This is a trend that we expect to continue as the lack of commercial financing for development has constrained finished lot development over the past three and one-half years and as new home demand and sales continue, and we believe that such demand and sales will continue to increase and these finished lot shortages will become more pronounced.  As of March 2011, Houston has an estimated inventory of finished lots of approximately 39.1 months, Austin has an estimated inventory of finished lots of approximately 50.8 months, San Antonio has an estimated inventory of finished lots of approximately 55.8 months and Dallas-Fort Worth has an estimated inventory of finished lots of approximately 59.6 months.  A 24-28 month supply is considered equilibrium for finished lot supplies.

As stated previously, the elevation in month’s supply of finished lot inventory in Texas markets owes itself principally to the decrease in the pace of annual starts rather than an increase in the raw number of developed lots, and as the homebuilders begin to increase their pace of home starts, we expect to see the month’s supply of lot inventory rapidly improve.  Indeed, the raw number of finished lots available in each Texas market has been significantly reduced from their peaks.  Since peaking in the first quarter of 2008, Houston’s finished lot supply is down 22.8% from 73,340 to 56,602 in the first quarter of 2011.  San Antonio’s finished lot inventory has fallen 15.6% to 33,441 since peaking at 39,618 in the third quarter of 2008.  Austin’s finished lot inventory peaked in the third quarter of 2008 at 31,628, and is down 20.0% to 25,308. The finished lot inventory for Dallas-Fort Worth peaked in the first quarter of 2008 at 97,504 lots and has fallen 27.8% to 70.365 lots.  Such inventory reduction continued in the first quarter of 2011 for Dallas Fort-Worth and Houston, as the number of finished lots dropped by more than 2,000 in Dallas-Fort Worth, and nearly 100 lots in Houston.  Austin and San Antonio’s lot supplies remained generally stable in the first quarter of 2011 from the fourth quarter of 2010. Annual starts in each of the Austin, San Antonio, Houston and Dallas-Fort Worth markets are outpacing lot deliveries, and we expect to see increased finished lot sales in 2011 as homebuilders replenish their inventory.

Texas markets continue to be some of the strongest homebuilding markets in the country.  The pace of homebuilding in Texas slowed over the past four years as a result of the national economic downturn and reduced availability of construction financing. According to the Federal Deposit Insurance Corporation, Texas banks reduced their construction and development loans by 6.2% from the fourth quarter of 2009 and fourth quarter of 2010.  While the decline in housing starts has caused the month supply of vacant lot inventory to become elevated from its previously balanced position, it has also preserved a balance in housing inventory.  Annual new home sales in Austin outpace starts 6,662 versus 5,979, with annual new home sales declining year-over-year by approximately 19.8%.  Finished housing inventory stands at a healthy level of 2.9 months, while total new housing inventory (finished vacant, under construction and model homes) rose to a balanced supply of 6.2 months.  The generally accepted equilibrium levels for finished housing inventory and total new housing inventory are a 2-to-2.5 month supply and a 6.0 month supply, respectively.  Like Austin, San Antonio is also a healthy homebuilding market.  Annual new home sales in San Antonio run slightly ahead of starts 7,684 versus 7,191, with annual new home sales declining year-over-year by approximately 1.3%.  Finished housing inventory rose to a generally healthy level of a 2.9 month supply. Total new housing inventory held at a balanced 5.9 month supply.  Houston, too, is a healthy homebuilding market.  Annual new home sales there outpace starts 19,552 versus 17,354, with annual new home sales declining year-over-year by approximately 12.2%.  Finished housing inventory is slightly elevated at a 3.2 month supply while total new housing inventory rose to a generally healthy 6.3 month supply, respectively.  Dallas-Fort Worth is a relatively healthy homebuilding market as well.  Annual new home sales in Dallas-Fort Worth outpace starts 15,987 versus 14,156, with annual new home sales declining year-over-year by approximately 3.1%.  Finished housing inventory fell to a generally healthy 2.8 month supply, while total new housing inventory rose slightly to a balanced 6.1 month supply.  All numbers are as released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information.

The Real Estate Center at Texas A&M University has reported that existing housing inventory levels rose to elevated conditions from the fourth quarter of 2010 to the first quarter of 2011.  Through March 2011, the number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth and Lubbock was 6.4 months, 7.8 months, 6.9 months, 7.2 months, and 7.6 months, respectively.  San Antonio’s inventory remains more elevated with a 8.2 month supply of homes for sale.  Like new home inventory, a 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market.  In March 2011, the number of existing homes sold to date in (a) Austin was 3,984, down 5.6% year over year; (b) San Antonio was 3,658, down 5.5% year over year; (c) Houston was 11,793, down 1.1% year over year, (d) Dallas was 8,066, down 11.0% year over year, (e) Fort Worth was 1,519, down 17.8% year-over-year, and (f) Lubbock was 487, down 20.3% year-over-year.  As home prices increase, we expect more sellers to enter the market, believing that prices will continue to increase.

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

Developers and homebuilders to whom we make loans and with whom we enter into subordinate debt positions use the proceeds of our loans and investments to develop raw real estate into residential home lots and construct homes.  The developers obtain the money to repay our development loans by reselling the residential home lots to homebuilders or individuals who build single-family residences on the lots or by obtaining replacement financing from other lenders.  Homebuilders obtain the money to repay our loans by selling the homes they construct or by obtaining replacement financing from other lenders.  If interest rates increase, the demand for single-family residences may decrease.  Also, if mortgage financing underwriting criteria become stricter, demand for single-family residences may decrease.  In such an interest rate and/or mortgage financing climate, developers and builders may be unable to generate sufficient income from the resale of single-family residential lots and homes to repay loans from us, and developers’ and builders’ costs of funds obtained from lenders in addition to us may increase, as well.  Accordingly, increases in single-family mortgage interest rates or decreases in the availability of mortgage financing could increase the number of defaults on loans made by us.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate and interest rates generally, that we reasonably anticipate to have a material impact on either the income to be derived from our investments in mortgage loans or entities that make mortgage loans, other than those referred to in this Quarterly Report on Form 10-Q.  The disruption of mortgage markets, in combination with a significant amount of negative national press discussing constriction in mortgage markets and the poor condition of the national housing industry, including declining home prices, have made potential new home purchasers and real estate lenders very cautious.  The economic downturn, the failure of highly respected financial institutions, significant volatility in equity markets around the world, unprecedented administrative and legislative actions in the United States, and actions taken by central banks around the globe to stabilize the economy have further caused many prospective home purchasers to postpone their purchases.  In summary, we believe there is a general lack of urgency to purchase homes in these times of economic uncertainty.  We believe that this has further slowed the sales of new homes and finished lots developed in certain markets; however, we do not anticipate the prices of those lots changing materially.  We also expect that the decrease in the availability of replacement financing may increase the number of defaults on real estate loans made by us or extend the time period anticipated for the repayment of our loans.  Our future results could be negatively impacted by prolonged weakness in the economy, high levels of unemployment, a significant increase in mortgage interest rates or further tightening of mortgage lending standards.

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

Results of Operations

The three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Revenues

Revenues for the three months ended March 31, 2011, were approximately $1,357,000 compared to approximately $2,260,000 for the comparable period in the prior year.  This decrease of approximately $903,000 was due primarily to the decrease in outstanding balances of affiliate interim mortgage loans and the reduction in the interest rate on the UMTHLC Deficiency note from 10% to 6% effective January 1, 2011, reserving for the Recourse Note interest income effective July 1, 2010 and lower outstanding balances in the non-affiliate LOC during the first quarter of 2011 compared to the same period in the prior year.  These factors decreased interest income by approximately $549,000, $249,000 and $123,000, respectively.  These decreases were offset by approximately $18,000 of increased interest income earned on residential mortgages.  Revenues from interim loans accounted for approximately 39% of revenues for the three months ended March 31, 2011 compared to 43% in the same period in the prior year.  The decline in our interim portfolio was a function of our intention to cease the origination of and reduce our investment in interim construction loans secured by modular and manufactured homes and related lots.

During the three months ended March 31, 2011 and March 31, 2010, approximately 24% and 27%, respectively, of our revenues were derived from lines of credit and lot banking transactions, (these secured loans for the acquisition and development of single-family home lots are referred to as “land development loans” and “lot banking transactions”).  At March 31, 2011, our investment in the lines of credit to our affiliate, UDF, through the Economic Interest Agreement, and lot banking transactions, was approximately $62 million.  We anticipate our investment in construction loans will increase during the remainder of 2011, facilitated by the Company’s line of credit and continued emphasis on this type of investment activity.

During the three months ended March 31, 2011 and March 31, 2010, approximately 0% and 11% of our revenues, respectively, were derived from secured promissory notes issued by affiliates pursuant to their accrued obligations to reimburse UMT for any defaulted loans that we acquired from them, which notes we refer to as “Recourse Obligations.”

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

Expenses

Operating expenses for the three months ended March 31, 2011 and March 31, 2010, were approximately $782,000 and $1,027,000, respectively.  The decrease from the prior year is due primarily to lower trust administration fees, lower general and administrative expenses and lower provision for loan loss expense.  Other fluctuations in operating expense line items are discussed below for the three month periods ended March 31, 2011 and 2010:

Trust administration fees - $250,000 and $274,000 (a 9% decrease) between the comparable three month periods ended March 31, 2011 and 2010, respectively.  This fee is approximately 1/12 of 1.0% monthly of total assets under management.  The decrease in the fee is due to a decrease in the Company’s “qualifying” assets under management during these periods.

General and administrative expenses - $227,000 and $359,000 (a 37% decrease) between the comparable three month periods ended March 31, 2011 and 2010, respectively.  The decrease was primarily due to increases in REO expenses.  REO expenses increased in the first quarter of 2010 due to transfers of performing real estate owned property from UMTHLC during the fourth quarter of 2009 and first quarter of 2010.  The Company’s strategy is to dispose of these REO properties by executing cash sales or seller financed residential mortgage loans.  This strategy reduces the Company’s holding costs over time.

Provision for loan losses - The Company recorded a provision for loan losses for the three months ended March 31, 2011 and 2010 of approximately $180,000 and $308,000, respectively.  The Company realized actual loan losses of approximately $229,000 and $121,000 during the comparable three-month periods of 2011 and 2010, respectively.  Loss reserves are estimates of future losses based on historical default rates, estimated losses on the sale of real estate owned and expectations of future economic conditions and activity.  The Company continually re-evaluates collateral value on specific loans deemed to be affected by current mortgage and housing environments and intends to establish reserves for any expected deficiencies that are not otherwise secured.  From inception through March 31, 2011, we have acquired approximately $872 million of loans.  We have recorded losses approximating 2.03% of those assets to date.  We anticipate loan losses to continue, primarily in our long-term and un-affiliated construction loan portfolio, and therefore continue to assess the adequacy of our loan loss reserves.

Net income was approximately $575,000 and $1,232,000 for the three months ended March 31, 2011 and 2010, respectively.  Specific variances are explained in more detail above.  Earnings per share of beneficial interest for the three months ended March 31, 2011 and 2010 were $0.09 and $0.19 per share, respectively.

Distributions

Our dividend rate is fixed quarterly by our trustees, based on earnings projections.  As such, the dividend rate may fluctuate up or down.  Earnings are affected by various factors including use of leverage, current yield on investments, loan losses, general and administrative operating expenses and amount of non-income producing assets.  Distributions, per weighted average share of beneficial interest, to shareholders were $0.14 and $0.14 per share for the three months ended March 31, 2011 and 2010, respectively.  The dividend portion of the distribution was $0.06 for the three months ended March 31, 2011.  The portion of these distributions that did not represent a dividend represented a return of capital.

LIQUIDITY AND CAPITAL RESOURCES FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Sources and Uses of Funds

Cash flows from operating activities are generally the result of net income adjusted for provision for loan losses, depreciation and amortization expense and (increases) decreases in accrued interest receivable and accounts payable and accrued liabilities (including affiliates).  Cash provided by operations was approximately $7,233,000 and $661,000 during the three months ended years ended March 31, 2011 and 2010, respectively.

Cash flows used in investing activities generally reflect fundings and payments received from lending activities.  The Company used approximately $5,644,000 and $753,000 of cash flows from investing activities during the three months ended March 31, 2011 and March 31, 2010, respectively.

Cash flows from financing activities generally reflect proceeds from the issuance of shares, borrowings or repayments on the line of credit, the purchase of treasury stock and the payment of dividends.  Cash of approximately $861,000 and $116,000 was used in financing activities during the three month periods ended March 31, 2011 and March 31, 2010, respectively.

Credit Facilities

During August 2009, the Company entered into a revolving line of credit facility with a bank for $5,000,000.  The line of credit bears interest at prime plus one percent, with a floor of 5.50%, and requires monthly interest payments.  Principal and all unpaid interest will be due at maturity, which is August 2012.  The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit.  The outstanding balance on this line of credit at March 31, 2011 and December 31, 2010 was approximately $4,219,000 and $4,408,000, respectively.

On April 21, 2010, the Company entered into a new term loan credit facility with a bank for $1,600,000.  The loan bears interest at prime plus one percent, with a floor of 7.0%, and requires monthly interest payments.  Principal and all unpaid interest will be due at maturity which is October 21, 2011.  The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan.  The outstanding balance on this loan at March 31, 2011 and December 31, 2010 was approximately $1,107,000.

On January 27, 2011, United Mortgage Trust initiated a private offering of Secured Subordinated Notes (“Notes,” to accredited investors “Note Holders”).  The Notes are being offered through a wholly owned subsidiary, UMT Home Finance II, L.P. (“HF II”).  HF II is a Delaware limited partnership that was formed on November 29, 2010 as a Special Purpose Entity, (“SPE”), for the purpose of originating and holding loans made to fund the acquisition of finished lots and the construction of single-family homes on the subject lots (“Loans”).  HF II will issue up to $5 million in 7.5% Notes.  The Notes will be secured by an undivided security interest on the pool of loans owned by HF II.  The offering of the Notes is not being registered under the Securities Act, in reliance upon the exemption from registration for non-public offerings provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933.  As of March 31, 2011 approximately $195,000 had been raised through this private placement.  Through May 16, 2011 approximately $295,000 had been raised through this program.  The offering was amended May 9, 2011 and is now continuing.

Our primary sources of funds for liquidity consist of our dividend reinvestment plan, repayments of principal on our loans made to purchase mortgage investments, and bank lines of credit.  The table below summarizes certain liquidity sources and uses for the three-month periods ended March 31, 2011 and March 31, 2010:

	2011	2010
Shares issued	6,621	9,017
Dividend reinvestment proceeds	$104,000	$144,000
Number of shares returned to treasury	2,574	7,688
Value of shares repurchased	$(41,000)	$(147,000)
Principal receipts:
First lien mortgage notes and trust receivables	$157,000	$469,000
Real estate owned (investments)	$(267,000)	$(70,000)
Interim loans	$338,000	-
Interim loans, affiliates	$1,151,000	$1,067,000
Lines of credit, net	$1,322,000	$(328,000)
Lines of credit, affiliates, net	$(212,000)	$(296,000)
Net borrowings (repayments) – line of credit payable	$(189,000)	$649,000

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

Shares issued in the aggregate, as of March 31, 2011 and 2010 were 8,306,387 and 8,273,633, respectively.  Shares retired to treasury through our share redemption plan in the aggregate were 1,875,777 and 1,849,421 through March 31, 2011 and 2010, respectively. Total shares outstanding were 6,430,610 and 6,424,212, at March 31, 2011 and 2010, respectively.  As of March 31, 2011, inception to date gross offering proceeds from all public offerings were approximately $165,650,000 and net proceeds after fees, marketing reallowance and commissions were approximately $146,922,000.

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

Significant accounting policies are described in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, consisting of the individual who serves as our President, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2011.  Based on such evaluation, management has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the first fiscal quarter of 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There is currently no established public trading market for our shares.  As an alternative means of providing limited liquidity for our shareholders, we maintain a Share Redemption Plan, (“SRP”).  Our trustees have the discretion to modify or terminate the SRP upon 30 days notice.  Under the terms of our plan as modified and effective on May 1, 2009 (see below for a further description of the plan modifications), shareholders who have held their shares for at least one year are eligible to request that we repurchase their shares. In any consecutive 12 month period we may not repurchase more than 5% of the outstanding shares at the beginning of the 12 month period. The repurchase price is based on the “Net Asset Value” (NAV) as of the end of the month prior to the month in which the redemption is made. The NAV will be established by our Board of Trustees no less frequently than each calendar quarter.  For reference, at March 31, 2011 and December 31, 2010 the NAV was $15.68 and $15.74 per share, respectively. Under the prior SRP terms, the redemption price was $20.00 per share. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests. A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that the request is made within 270 days after of the event giving rise to such exigent circumstances.  Previously, there was no hardship exemption.  Shares will be redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter will be carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Previously, shares were redeemed monthly.  Repurchases are subject to cash availability and Trustee discretion. Previously, the SRP provided that repurchases were subject to the availability of cash from the DRIP or the Company’s credit line. We have also purchased a limited number of shares outside of our SRP from shareholders with special hardship considerations.

Share repurchases have been at prices of $15.79 to $20.00 through our SRP. Shares repurchased for less than $20 per share were 1) shares held by shareholders for less than 12 months 2) shares purchased outside of our Share Redemption Program prior to the May 1, 2009 modifications to our SRP or 3) shares purchased under our SRP subsequent to the May 1, 2009 modifications to our SRP.

The following table sets forth information relating to shares of beneficial interest repurchased into treasury during the period covered by this report.

Month	Total number of shares repurchased	Average Purchase Price	Total number of shares purchased as part of a publicly announced plan	Total number of shares purchased outside of plan
January	-	-	-	-
February	2,574	15.79	2,574	-
March	-	-	-	-
Totals	2,574	$15.79	2,574	-

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

10.5	Advisory Agreement dated August 14, 2006 between the Company and UMTH General Services, L.P. (incorporated by reference from Form 8-K filed August 16, 2006)
10.6	Form of Mortgage Servicing Agreement between the Company and South Central Mortgage, Inc. at a later date assigned to Prospect Service Corp.	*

10.7
Second Amended Secured Line of Credit Promissory Note and Security Agreement between the Company and United Development Funding, L.P. dated June 20, 2006 (incorporated by reference from Form 8-K filed June 21, 2006)

10.8	Secured Variable Amount Promissory Note dated December 31, 2005 issued by Capital Reserve Group, Inc. (incorporated by reference from Form 8-K filed March 31, 2006)
10.9	Secured Variable Amount Promissory Note dated December 31, 2005 issued by South Central Mortgage, Inc. (incorporated by reference from Form 8-K filed March 31, 2006)
10.10	Secured Variable Amount Promissory Note dated December 31, 2005 issued by Ready America Funding Corp. (incorporated by reference from Form 8-K filed March 31, 2006)
10.11
Form of Assignment of Limited Partnership Interest as Collateral Dated December 31, 2005 between the Company and Capital Reserve Group, Inc., South Central Mortgage, Inc., Ready America Funding Corp. and WLL, L.P. (incorporated by reference from Form 8-K filed March 31, 2006)

10.12	Guaranty dated December 31, 2005 between the Company and Ready Mortgage Corp. (incorporated by reference from Form 8-K filed March 31, 2006)
10.13	Guaranty dated December 31, 2005 between the Company and WLL, L.P. (incorporated by reference from Form 8-K filed March 31, 2006)
10.14	Guaranty dated December 31, 2005 between the Company and UMT Holdings, L.P. (incorporated by reference from Form 8-K filed March 31, 2006)
10.15	Intercreditor and Subordination Agreement dated December 31, 2005 between the Company and UMT Holdings, L.P. (incorporated by reference from Form 8-K filed March 31, 2006)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

UNITED MORTGAGE TRUST

Date: May 16, 2011	By	/s/ Stuart Ducote
President