Form 10-Q
period 2011-06-30
UNITED MORTGAGE TRUST
filed 2011-08-15
CIK 101390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐(Do not check if a smaller reporting company)
 ☒ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The number of shares outstanding of the Registrant’s shares of beneficial interest, par value $0.01 per share, as of the close of business on August 15, 2011 was 6,435,359.

UNITED MORTGAGE TRUST

UNITED MORTGAGE TRUST
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$1,975,496	$7,325

Mortgage investments:
Investment in trust receivable	1,185,055	1,243,638
Investment in residential mortgages	5,479,187	5,557,396
Interim mortgages, affiliates	19,398,737	24,638,389
Interim mortgages	35,900	248,585
Allowance for loan losses	(598,226)	(459,361)
Total mortgage investments	25,500,653	31,228,647

Line of credit receivable, affiliates	70,306,265	69,714,261
Line of credit receivable	3,769,417	4,755,129
Accrued interest receivable	1,057,730	981,994
Accrued interest receivable, affiliates	11,464,356	12,721,070
Reserves – accrued interest receivable	(1,738,026)	(1,399,431)
Recourse obligations, affiliates	18,325,308	18,321,173
Real estate owned, net	13,481,984	15,980,479
Deficiency notes	7,243,533	7,301,046
Deficiency note, affiliates	26,434,561	12,739,093
Allowance for loan losses – deficiency notes	(4,517,746)	(4,517,746)
Other assets	327,067	340,504

Total assets	$173,630,598	$168,173,544

Liabilities and Shareholders’ Equity
Liabilities:
Dividend payable	$310,000	$310,000
Line of credit payable	6,011,889	4,407,989
Accounts payable and accrued liabilities	986,497	1,046,462
Accounts payable and accrued liabilities, affiliates	7,285,610	2,958,808
Participation payable, affiliate	57,160,215	57,050,973
Notes payable	1,620,133	1,275,665
Total liabilities	73,374,344	67,049,897

Commitments and contingencies
Shareholders' equity:
Shares of beneficial interest; $0.01 par value; 100,000,000 shares authorized; 8,312,508 and 8,299,766 shares issued in 2011 and 2010, respectively; and 6,433,322 and 6,426,563 outstanding in 2011 and 2010, respectively	83,043	82,971
Additional paid-in capital	147,017,607	146,817,612
Cumulative distributions in excess of earnings	(10,458,498)	(9,485,280)
	136,642,152	137,415,303
Less treasury stock of 1,879,186 and 1,873,203 shares in 2011 and 2010, respectively, at cost	(36,385,898)	(36,291,656)
Total shareholders' equity	100,256,254	101,123,647
Total liabilities and shareholders' equity	$173,630,598	$168,173,544
See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Interest income, affiliates	$993,320	$1,834,327	$1,998,862	$3,637,730
Interest income	340,863	393,320	692,133	849,484
	1,334,183	2,227,647	2,690,995	4,487,214
Expenses:
Trust administration fee	249,999	282,278	499,998	555,834
Loan servicing fee	5,365	6,218	11,998	10,256
General and administrative	444,409	599,699	671,434	959,080
Provision for loan losses	180,000	381,331	360,000	688,831
Interest expense	139,277	118,031	257,433	200,741
	1,019,050	1,387,557	1,800,863	2,414,742

Net income	$315,133	$840,090	$890,132	$2,072,472

Net income per share of beneficial interest	$0.05	$0.13	$0.14	$0.32

Weighted average shares outstanding	6,431,577	6,421,833	6,430,452	6,421,573

Distributions per weighted share outstanding	$0.14	$0.14	$0.29	$0.29

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2011	2010
Operating Activities
Net income	$890,132	$2,072,472
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	360,000	688,831
Depreciation and amortization	3,189	1,188
Changes in assets and liabilities:
Accrued interest receivable, net	(488,569)	(27,856)
Accrued interest receivable, affiliates, net	(964,026)	(685,054)
Other assets	10,248	133,651
Accounts payable and accrued liabilities	(60,723)	(728,765)
Accounts payable and accrued liabilities, affiliates	362,541	283,357
Net cash provided by operating activities	112,792	1,737,824

Investing Activities
Investments in trust receivables	-	(85,977)
Principal receipts on trust receivables	58,583	472,680
Investments in residential mortgages	(124,000)	(1,095,602)
Principal receipts on residential mortgages	202,210	290,360
Investment in interim mortgages and deficiency notes	(41,575)	(2,208,088)
Principal receipts on interim mortgages and deficiency notes	311,773	53,715
Investments in interim mortgages and deficiency notes, affiliates	(2,129,184)	(16,469,990)
Principal receipts on interim mortgages and deficiency notes, affiliates	610,554	25,441,464
Investments in recourse obligations, affiliates	(6,635)	(1,917,293)
Principal receipts from recourse obligations, affiliates	2,500	19,473
Principal investments in lines of credit receivable, affiliates	(482,763)	(2,146,825)
Principal receipts from lines of credit receivable	985,712	2,493,050
Investments in real estate owned	(694,353)	(25,537,930)
Principal receipts from real estate owned	2,971,712	18,907,294
Net cash provided by (used in) investing activities	1,664,534	(1,783,669)

Financing Activities
Proceeds from issuance of shares of beneficial interest	200,068	284,082
Net borrowings on line of credit payable	1,603,900	2,557,739
Proceeds from notes payable, net	344,469	168,735
Purchase of treasury stock	(94,242)	(292,083)
Dividends	(1,863,350)	(1,861,126)
Net cash provided by financing activities	190,845	857,347

Net increase in cash and cash equivalents	1,968,171	811,502
Cash and cash equivalents at beginning of period	7,325	338,336
Cash and cash equivalents at end of period	$1,975,496	$1,149,838

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited)

	Six Months Ended June 30,
	2011	2010
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$194,813	$163,275
Noncash Activity:
Transfers of affiliate and non-affiliate loans to foreclosed properties or recourse obligations	110,457	8,073,332
Participation receivable, affiliate	(109,242)	(3,892,995)
Participation payable, affiliate	109,242	3,892,995
Participation accrued interest receivable, affiliate	(3,965,018)	3,561,655
Participation accrued interest payable, affiliate	3,965,018	(3,561,655)
Accrued interest receivable, affiliate	6,937,187	-
Interim mortgages and deficiency notes, affiliate	(6,937,187)	-
Interim mortgages and deficiency notes, affiliate	4,630,041	-
Interim mortgages and deficiency notes, affiliate	(4,630,041)	-

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

The consolidated financial statements include the accounts of the Company and certain wholly-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2010, included in our Annual Report on Form 10-K filed with the SEC on March 31, 2011.  Operating results for the six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.  Certain prior period amounts have been reclassified to conform to current period presentation.

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

As of June 30, 2011 and December 31, 2010, the Company had two deficiency notes with non-affiliates in the amount of approximately $7,244,000 and $7,301,000, respectively. The Company has recorded reserves of approximately $4,518,000 against these notes as of June 30, 2011 and December 31, 2010, respectively.  These notes do not accrue interest as the underlying collateral value approximates the note balance, net of reserves.

As of December 31, 2007, UMTHLC issued to the Company a variable amount promissory note in the amount of $5,100,000 to evidence its deficiency obligations to the Company.  The initial principal amount of the note was approximately $1,848,000. The principal balance will fluctuate from time to time based on the underlying loan activity and the amount of deficiencies realized by the affiliate.  The note bears interest at a rate of 10%, and requires monthly principal and interest payments based on a ten-year amortization for the outstanding principal balance.  The note is secured by a limited guaranty by UMTHGS, the Advisor, equal to a monthly amount not to exceed 33% of the advisory fee received by UMTHGS under the terms of its advisory agreement with the Company.  Effective June 30, 2010 the general and limited partners of UMT Holdings, L.P. (“UMTH”), an affiliate of the Advisor, executed the Second Amendment and Restatement (“The Amendment”) of the UMT Holdings, L.P. Agreement of Limited Partnership.  The amendment assigns priority for distributions of the partnership’s available cash in which payment to United Mortgage Trust, under the UMTHLC Deficiency Note, was given second priority behind only the 0.1% portion due to the general partner.  Effective January 2011, the deficiency note was modified and the interest rate was reduced from 10% to 6%.  The principal balance as of June 30, 2011 and December 31, 2010 was approximately $26,435,000 and $12,739,000, respectively, primarily as a result of deficiencies associated with the sale of foreclosed properties securing interim loans.

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

2) UMTHLC is a Delaware limited partnership, and subsidiary of UMTH.  The Company has loaned money to UMTHLC so it can make loans to its borrowers. The loans are collaterally assigned to the Company, as security for the promissory note between UMTHLC and the Company. The unpaid principal balance of the loans at June 30, 2011 and December 31, 2010 was approximately $10,944,000 and $15,566,000, respectively.

On March 26, 2009, the Company executed a secured line of credit promissory note with UMTH Lending, Company, L.P. in the amount of $8,000,000.  The note bears interest at 12.50% per annum, matures on March 26, 2012 and is secured by first lien mortgage interests in single family residential properties.  The outstanding balance on this line of credit at June 30, 2011 and December 31, 2010 was approximately $8,003,000 and $7,520,000, respectively and is included in the balances noted in the paragraph above.  The Company intends to amend this secured line of credit promissory note with UMTH Lending Company, L.P.

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

4) Ready America Funding Corporation (“RAFC”) is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter.  RAFC is in the business of financing interim loans for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors. The Company continues to directly fund obligations under one existing RAFC loan, which was collaterally assigned to the Company, but does not fund new originations. The unpaid principal balance of the loans at June 30, 2011 and December 31, 2010 was approximately $16,458,000 and $16,592,000, respectively.

5) Wonder Funding, LP (“Wonder”) is a Delaware limited partnership that is owned by Ready Mortgage Corp. (“RMC”). RMC is beneficially owned by Craig Pettit, a partner of UMTH and the sole proprietor of two companies that own 50% of RAFC. Wonder is in the business of financing interim loans for the purchase of land and the construction of single family homes and the purchase and renovation of single family homes. The Company has ceased funding any new originations.  As of June 30, 2011 and December 31, 2010, respectively, all remaining obligations owed by Wonder to the Company are included in the recourse obligations discussed below.

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

Name	Initial principal amount	Balance at June 30, 2011	Promissory Note principal amount (2)	Units pledged as security	Units remaining	Estimated Collateral Value (3)
CRG	$2,725,442	$4,421,439	$4,300,000	4,984 Class C and 2,710 Class D	2,880 Class C and 2,710 Class D	$4,701,000
RAFC	$3,243,369	$8,461,207	$7,100,000	11,165 Class C and 6,659 Class D and 1,066 Class EIA	8,391 Class C, 6,659 Class D and 1,066 EIA	$14,162,000
SCMI	$3,295,422	$3,480,792	$3,488,643	4,545 Class and 3,000 Class D	3,013 Class C and 3,000 Class D	$6,182,000
RAF / Wonder(1)	$1,348,464	$1,961,870	$1,400,000	1,657 Class C	1,238 Class C	$1,238,000
Wonder Indemnification (1)	n/a	n/a	n/a	$1,134,000	n/a	$822,000
Totals	$10,612,697	$18,325,308	$16,288,643			$27,105,000

(1)
Wonder is collateralized by an indemnification agreement from UMTH in the amount of $1,134,000, and is secured by the pledge of 3,870 C Units from RMC. 2,213 of the pledged C Units also cross-collateralize the RAFC obligation.

(2)
The CRG, RAFC and Wonder balances at June 30, 2011, exceeded the stated principal amount per their variable Secured Notes by approximately $121,000, $1,361,000 and $562,000, respectively. Per the terms of the Secured Notes, the unpaid principal balance may be greater or less than the initial principal amount of the note and is not considered an event of default. The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the Unpaid Principal Balance (“UPB”) than originally anticipated and outpaced the minimum principal reductions scheduled for the loans.

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

These loans were reviewed by management and no reserves are deemed necessary at June 30, 2011.

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

The Option gives UDF III the right to convert its economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Loan and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while UDF III owns an economic interest in the UMT Loan.  If UDF III exercises its Option and acquires a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UDF III and UMT will participate in the control and management of the UMT Loan.  At June 30, 2011 and December 31, 2010 UDF III had funded a total of approximately $62,303,000, respectively, to UDF under this agreement of which approximately $57,160,000 and $57,051,000 were outstanding under the Economic Interest Participation Agreement at June 30, 2011 and December 31, 2010, respectively.

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

8) Loans are made to certain affiliates of the Advisor. Below is a table of the aggregate principal amount of mortgages funded during the quarters ended June 30, 2011 and June 30, 2010, respectively, from the companies affiliated with the Advisor, and named in the table and aggregate amount of draws made by UDF under the line of credit, during the two quarters indicated:

Affiliated Company	2011	2010
RAFC	–	$549,000
UMTHLC	$621,000	$989,000
UDF	–	$4,778,000

9) As of August 1, 2006, (now subject to an Advisory Agreement effective January 1, 2009) the Company entered into an Advisory Agreement with UMTHGS. Under the terms of the agreement, UMTHGS is paid a monthly trust administration fee. The fee is calculated monthly depending on the Company’s annual distribution rate, ranging from 1/12th of 1% up to 1/12th of 2% of the amount of average invested assets per month.  During the six months ended June 30, 2011 and June 30, 2010, the net fees paid to the Company’s Advisors were approximately $500,000 and $556,000, respectively.

The agreement also provides for a subordinated incentive fee equal to 25% of the amount by which the Company’s net income for a year exceeds a 10% per annum non-compounded cumulative return on its adjusted contributions.  No incentive fee was paid during 2011 or 2010.  In addition, for each year in which it receives a subordinated incentive fee, the Advisor will receive a 5-year option to purchase 10,000 shares at a price of $20.00 per share (not to exceed 50,000 shares).  As of June 30, 2011, the Advisor has not received options to purchase shares under this arrangement.

The Advisor and its affiliates are also entitled to reimbursement of costs of materials and services obtained from unaffiliated third parties for the Company’s benefit.  During each of the six months ended June 30, 2011 and June 30, 2010, the Company paid the Advisor approximately $38,000 as reimbursement for costs associated with providing shareholder relations activities.

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

The Advisor Agreement also provides for the Company to pay to the Advisor a debt placement fee. The Company may engage the Advisor, or an Affiliate of the Advisor, to negotiate lines of credit on behalf of the Company. UMT shall pay a negotiated fee, not to exceed 1% of the amount of the line of credit secured, upon successful placement of the line of credit.  The Company paid a debt placement fee of $43,000 to an affiliate of the Advisor in June 2011.  This fee is amortized monthly, as an adjustment to interest expense, over the term of the credit facility agreement described in Note 6.

10) The Company pays loan servicing fees to PSC, a subsidiary of UMTH, under the terms of a Mortgage Servicing Agreement. During the six months ended June 30, 2011 and June 30, 2010, the Company paid loan servicing fees of approximately $12,000 and $10,300, respectively.

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

During August 2009, the Company entered into a revolving line of credit facility with a bank for $5,000,000.  The line of credit bears interest at prime plus one percent, with a floor of 5.50%, and requires monthly interest payments.  Principal and all unpaid interest will be due at maturity, which is August 2012.  The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit.  The outstanding balance on this line of credit at June 30, 2011 and December 31, 2010 was approximately $4,739,000 and $4,408,000, respectively.

In May 2011, the Company entered into a revolving line of credit facility with a bank for $4,300,000.  The line of credit bears interest at prime plus 1.50% with a floor of 5.0%, and requires monthly interest payments.  Principal and all unpaid interest will be due at maturity, which is May 27, 2014.  The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit.  The outstanding balance on this line of credit at June 30, 2011 was approximately $1,273,000.

7.	Notes Payable

In March, 2010, the Company sold two residential mortgage loans, with full recourse, to unaffiliated investors for approximately $169,000.  These sales were accounted for as recourse borrowings.  The notes require monthly principal and interest payments at a rate of 9.5% amortized over 30 years with all unpaid principal and interest due at maturity.  One loan, with a balance of approximately $70,000, at June 30, 2011, matures on October 1, 2011.  The other loan, with a balance of approximately $98,000 on June 30, 2011, matures on May 1, 2014.  The total outstanding balance on these notes was approximately $168,000 at June 30, 2011 and December 31, 2010, respectively.

On April 21, 2010, the Company entered into a new term loan credit facility with a bank for $1,600,000.  The loan bears interest at prime plus one percent, with a floor of 7.0%, and requires monthly interest payments.  Principal and all unpaid interest will be due at maturity which is October 21, 2011.  The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan.  The outstanding balance on this loan at June 30, 2011 and December 31, 2010 was approximately $1,107,000.

On January 27, 2011, United Mortgage Trust initiated a private offering of Secured Subordinated Notes (“Notes,” to accredited investors “Note Holders”).  The Notes are being offered through a wholly owned subsidiary, UMT Home Finance II, L.P. (“HF II”).  HF II is a Delaware limited partnership that was formed on November 29, 2010 as a Special Purpose Entity, (“SPE”), for the purpose of originating and holding loans made to fund the acquisition of finished lots and the construction of single-family homes on the subject lots (“Loans”).  HF II will issue up to $5 million in 7.5% Notes.  The Notes will be secured by an undivided security interest on the pool of loans owned by HF II.  The offering of the Notes is not registered under the Securities Act, in reliance upon the exemption from registration for non-public offerings provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933.  As of June 30, 2011, and through August 12, 2011, approximately $345,000 had been raised through this private placement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words.  Such statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the availability of and our ability to find suitable mortgage investments; the difficulties of the real estate industry generally in response to the “sub-prime crisis,” the “credit crisis,” the current difficulties in the housing and mortgage industries including the impact thereof on the homebuilding industry, the current economic environment and changes in economic and credit market conditions, changes in interest rates, our ability to adapt to changing circumstances, the continued financial viability of  affiliates to whom we have extended loans, the level of reinvestment of dividends by our shareholders in our dividend reinvestment plan and the requirement to maintain qualification as a real estate investment trust.  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore we cannot give assurance that such statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or by any other person that the results or conditions described in such statements or in our objectives and plans will be realized.  Readers should carefully review our financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2010, as well as those statements contained in this report, and in our other filings with the Securities and Exchange Commission.

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

The following table illustrates the percentage of our mortgage portfolio dedicated to each mortgage loan category as of June 30, 2011 and December 31, 2010:

Mortgage Category:	June 30, 2011	December 31, 2010
First lien secured interim mortgages 12 months or less and residential mortgages and contracts for deed	23.12%	22.27%
Secured interim mortgages and line of credit to UMTHLC	10.93%	14.66%
Land development loans	62.19%	58.59%
Finished lot loans	1.21%	-
Construction loans	2.55%	4.48%

The following table summarizes mortgage loans by type and original loan amount held by United Mortgage Trust at June 30, 2011.

Description	No. of Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face amount of Mortgage (1)	Carrying amount of Mortgage (2)	Past Due Amounts (3)
Single family residential 1st mortgages and interim loans (5):
Original balance > $100,000	10	10% - 11%	11/24/11– 5/1/38	n/a	n/a	$1,006,929	$989,266	$1,519
Original balance $50,000 - $99,999	134	8.5% - 12.75%	5/8/13 – 3/1/39	n/a	n/a	3,806,191	3,739,422	22,028
Original balance $20,000 - $49,999	204	9% - 14.5%	12/1/11 – 9/1/31	n/a	n/a	1,804,016	1,772,371	15,721
Original balance under $20,000	10	9% - 14.5%	12/1/10 – 5/19/36	n/a	n/a	83,006	81,547	127

First Lien secured interim mortgages
Ready America Funding (4)	11	14%	n/a	n/a	n/a	16,457,650	16,168,944	-

Secured, subordinate LOC to UMTH Lending Co., L.P. (4), (5)	80	12.5% - 13.5%	n/a	n/a	n/a	10,944,135	10,752,150	-

Land Development Loans
UDF III Economic Interest Participation	2	14%	12/31/10	n/a	n/a	62,303,218	62,303,218	-

Construction Loans	4	13%	10/28/10-6/10/2014	n/a	n/a	3,769,417	3,769,417	-
Totals	455					$100,174,562	$99,576,335	$39,395

(1)	Current book value of loans.
(2)	Net of allowance for loan losses on mortgage loans of $598,226 at June 30, 2011.
(3)	Principal amounts greater than thirty (30) days past due.
(4)	Lines of credit with Ready America Funding and UMTH Lending Co., L.P. are collateralized by 11 and 80 loans, respectively. Principal amounts due upon disposition of assets.
(5)	No specific maturity date as UMT has first lien collateral position in these loans funded by the originator.

Below is a reconciliation and walk forward of mortgage loans, net of allowance for loan losses, for the six months ended June 30, 2011.

Balance at beginning of period	$105,698,037
Additions during period:
Increase in mortgage loans	19,704,949
Deductions during period:
Collections of principal	(25,687,786)

Other (net change in allowance for loan loss)	(138,865)
Balance at close of period	$99,576,335

Material Trends Affecting Our Business

We are a real estate investment trust and derive a substantial portion of our income from loans secured by single-family homes (both finished homes and homes under construction), single-family home lots, and entitled land under development into single-family home lots.  We continue to concentrate our investment activities in the southwest sections of the United States, particularly in Texas.  We believe these areas continue to experience demand for new construction of single-family homes; however, the U.S. housing market has suffered declines over the past three years, particularly in geographic areas that had experienced rapid growth, steep increases in property values and speculation.  National and regional homebuilders responded to this decline by reducing the number of new homes constructed in 2009 as compared to 2008 and 2007.  However, we expect to see continued healthy demand for our products as the supply of finished new homes and land is once again aligned with our market demand.

We believe that the housing market may have reached a bottom in its four-year decline and may have begun to recover.  This recovery likely will be regional in its early stages and will be led by those housing markets with balanced supply, affordable and stable home prices, minimal levels of foreclosures, and strong demand fundamentals.  Nationally, we expect the recovery will continue to experience headwinds from weak demand fundamentals, specifically consumer confidence and employment, as well as from the limited availability of bank financing. All of which, likely means a protracted recovery.  The national consumer confidence index, which fell to record lows during the economic downturn, has recovered somewhat, but remains closer to levels historically associated with recession than to normalized conditions.  Unemployment remains elevated and access to conventional real estate and commercial financing remains limited across most of the country.  These factors pose obstacles to a robust recovery on a national scale, which, we believe, is contingent upon the reengagement of the consumer and the return of final demand, specifically with regard to residential investment.  However, we expect the recovery will be stronger in markets such as Texas, where consumer confidence averaged nearly 15 points higher than the national index from June 2010 to June 2011; where job growth in the past 12 months was more than double the national rate; and where approximately 15% of all homebuilding permits in the country were issued in 2010.  We believe the fact that new single-family home permits, starts, and sales have all risen from their respective lows reflects a continued return of real demand for new homes.  However, we anticipate the former bubble markets – principally California, Arizona, Nevada and Florida – will be slower to recover, as those markets have seen overbuilding and extensive price correction and are experiencing weakened economies and continued foreclosures. These four states represent approximately 19% of the national new home market as measured by the Census Bureau’s report of housing permits authorized in 2010; approximately 20% of all households in the country as tracked by the Census Bureau; and nearly 25% of all existing homes sold in the first quarter of 2011, according to the National Association of Realtors.  We believe the ongoing difficulties in these four states and in similar markets will likely mask the progress of healthier markets, such as those in Texas, among national housing numbers.

From a national perspective, ongoing credit constriction, a less robust economic recovery, continued high unemployment, and housing price correction have made potential new home purchasers and real estate lenders cautious.  As a result of these factors, the national housing market has experienced a protracted decline, and the time necessary to correct the market likely means a corresponding slower recovery for the housing industry.  The contribution of residential investment to growth in gross domestic product has been muted during this recovery in comparison to previous recoveries.  Historically, residential investment has been a significant contributor to economic growth in the immediate quarters following the end of a recession.  However, this recovery has seen notably weak contributions from residential investment – weakness that we believe is due to the continued oversupply, price correction, and foreclosure issues facing those states hardest-hit by the housing bubble and burst. In addition, final demand has been weakened as consumers’ balance sheets and net worth were damaged in the recession.

Nationally, capital constraints at the heart of the credit crisis have reduced the number of real estate lenders able or willing to finance development, construction or the purchase of homes and have increased the number of undercapitalized or failed builders and developers.  In correlation, the number of new homes and finished lots developed has decreased, which may result in a shortage of new homes and developed lots in select real estate markets in 2011.  We believe this shortage will be most prominent in markets that did not participate in the housing bubble, avoiding overbuilding and maintaining balanced supplies and affordable and stable home prices.  With lenders imposing stricter underwriting standards, mortgages to purchase homes have become more difficult to obtain in some markets.  To support the secondary residential mortgage market and prevent further deterioration of mortgage lending, the Federal Reserve began an unprecedented program to purchase approximately $1.25 trillion of residential mortgage backed securities between January 5, 2009 and March 31, 2010.  This program ended on March 31, 2010, as scheduled by the Federal Reserve.  As of the date of this quarterly report, the 30-year fixed-rate single-family residential mortgage interest rate continues to remain below the rate that was available at the conclusion of the period of Federal Reserve purchases.  We believe that such stability at low rates indicates that the secondary residential mortgage market is operating smoothly independent of the support previously provided by the Federal Reserve.  However, any limitations or restrictions on the availability of financing or on the liquidity provided in the secondary residential mortgage market by Government Sponsored Enterprises (“GSEs”) such as Fannie Mae and Freddie Mac could adversely affect interest rates and mortgage availability, which could cause the number of homebuyers to decrease, which could increase the likelihood of borrowers defaulting on our loans and, consequently, reduce our ability to pay distributions to our shareholders.  In consideration of these factors, we continue to monitor potential and proposed legislation or regulatory policy to reform the GSEs.  To date, however, we believe that any significant government actions to reform the GSEs are unlikely to occur in the near term.

Nationally, new home sales rose slightly during the second quarter from the pace of sales in the first quarter of 2011, though levels continue to be depressed in the aftermath of the expiration of the federal homebuyer tax credit.  However, national fundamentals that drive home sales are improving in most markets and home affordability remains near record-highs, so we expect the pace of home sales will increase over 2011.  The U.S. Census Bureau reports that the sales of new single-family residential homes in June 2011 were at a seasonally adjusted annual rate of 312,000 units.  This number is up approximately 2.3% from the first quarter 2011 figure of 305,000 and up approximately 1.6% year-over-year from the June 2010 estimate of 307,000.  However, year-over-year comparisons are and will likely continue to be distorted by the effects of the federal homebuyer tax credit, which expired in June 2010, creating a hangover effect on home sales in the subsequent months and quarters.

Nationally, new single-family home inventory continued to improve in the second quarter of 2011 as it has done consistently since the first quarter of 2007.  Through much of the downturn, homebuilders reduced their starts and focused on selling their existing new home inventory.  The number of new homes for sale fell by approximately 47,000 units from June 2010 to June 2011 and 14,000 units in the second quarter 2011.  We believe that, with such reductions, the new home market has been restored to equilibrium in most markets, even at low levels of demand.  The seasonally adjusted estimate of new homes for sale at the end of June 2011 was 164,000 – a balanced supply of 6.3 months at the June sales rate but the lowest number of homes available for sale since the Census Bureau began keeping records of this statistic in 1967.  We believe that what is necessary now to regain prosperity in housing markets is the return of healthy levels of demand.

According to the U.S. Census Bureau, new single-family residential home permits and starts fell nationally from 2006 through early 2009, as a result and in anticipation of an elevated supply of and decreased demand for new single-family residential homes in that period.  Since bottoming in early 2009, however, single-family permits and starts have improved significantly.  Single-family homes authorized by building permits in June 2011 were at a seasonally adjusted annual rate of 407,000 units.  While this was a 3.8% decrease year-over-year from the rate of 423,000 in June 2010, it remains approximately 20.8% higher than the low of 337,000 set in January 2009.  Single-family home starts for June 2011 stood at a seasonally adjusted annual rate of 453,000 units.  This pace is essentially unchanged from the June 2010 estimate of 451,000 units – as home builders continue to calibrate their start rate one year after the expiration of the homebuyer tax credit.  Again, year-over-year figures between June 2010 home starts and June 2011 home starts are likely distorted by the reduction in new home starts following the June 2010 expiration of the homebuyer tax credit as builders adjusted their inventory levels to match reduced demand.  However, the June 2011 pace of home starts is still 28.3% higher than the low of 353,000 set in March 2009.  Such increases strongly suggest to us that new home inventories are generally in balance and the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident at the bottom of the new homebuilding cycle.

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

While housing woes have beleaguered the national economy, Texas housing markets have held up as some of the healthiest in the country.  Furthermore, Texas is the largest homebuilding market in the country based on the U.S. Census Bureau’s measurements of housing permits and starts.  We intend to concentrate our investment portfolio in Texas as we believe Texas markets, though weakened from their highs in 2007, have remained fairly healthy due to strong demographics, economies and job growth, balanced housing inventories, stable home prices and high housing affordability ratios.  Texas did not experience the dramatic price appreciation (and subsequent depreciation) that states such as California, Florida, Arizona, and Nevada experienced.  The following graph, created with data from the first quarter 2011 Federal Housing Finance Agency’s (“FHFA”) Purchase Price Only Index, illustrates the declines in home prices nationally, as well as in California, Florida, Arizona, and Nevada over the past few years.  Price declines have begun to moderate in those states in recent quarters, though.  Further, the graph illustrates how Texas has maintained relative home price stability throughout the downturn.  The Purchase Price Only Index indicates that Texas had a home price depreciation of -2.03% between the first quarter of 2010 and the first quarter of 2011.  However, Texas’ home prices continued to demonstrate more stability than the national average of -5.50%.  Further, the index also reports that over the past five years, Texas home prices have appreciated 6.95% compared to a national depreciation of -17.50% over the same time period.

FHFA’s Purchase Price Only Index tracks average house price changes in repeat sales on the same single-family properties.  The Purchase Price Only Index is based on more than 6 million repeat sales transactions and is based on data obtained from Fannie Mae and Freddie Mac for mortgages originated over the past 36 years.  FHFA analyzes the combined mortgage records of Fannie Mae and Freddie Mac, which form the nation’s largest database of conventional, conforming mortgage transactions.  The conforming loan limit for mortgages purchased since the beginning of 2006 has been $417,000.  Loan limits for mortgages originated in the latter half of 2007 through December 31, 2008 were raised to as much as $729,750 in high-cost areas in the contiguous United States.  Legislation generally extended those limits for 2009-originated mortgages.  An appropriations act (PL111-88) further extended those limits for 2010 originations in places where the limits were higher than those that would have been calculated under pre-existing rules.

Median new home prices in the four major Texas markets have begun to rise.  According to numbers publicly released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information, the median new home prices for the second quarter of 2011 in the metropolitan areas of Austin, Houston, Dallas, and San Antonio are $215,367, $214,733, $225,958 and $196,401, respectively.  Each of these sales figures are lower than the national median new home price, which was $235,200 in June 2011, according to estimates released jointly by the U.S. Census Bureau and the Department of Housing and Urban Development.

Using the Department of Housing and Urban Development’s estimated 2011 median family income for the respective metropolitan areas of Austin, Houston, Dallas and San Antonio, the median income earner in those areas has 1.44 times, 1.27 times, 1.27 times, and 1.26 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area.  These numbers illustrate the affordability of Texas homes, as each of these markets has higher affordability than the national average.  Our measurement of housing affordability, as referenced above, is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, based on the average interest rate over the second quarter of 2011 and assuming an annual mortgage insurance premium of 70 basis points for private mortgage insurance, plus a cost that includes estimated property taxes and insurance for the home.  Using the Department of Housing and Urban Development’s 2011 income data to project an estimated median income for the United States of $64,200 and the June 2011 national median sales prices of new homes sold of $235,200, we conclude that the national median income earner has 1.13 times the income required to qualify for a mortgage loan to purchase the median-priced new home in the United States.  This estimation reflects the increase in home affordability in housing markets outside of Texas over the past 48 months, as new home prices in housing markets outside of Texas generally have fallen.  Recently, however, such price declines have begun to stabilize.  We believe that such price stabilization indicates that new home affordability has been restored to the national housing market.

Since the recession’s official end, Texas employment markets have experienced strong job growth.   According to the United States Department of Labor, Texas added approximately 220,000 jobs in the 12 months ended June 2011, which was the largest year-over-year increase of any state in the country.  Furthermore, Texas added an even greater amount jobs in the private sector (251,900) over the past 12 months, which is a job growth rate of 3.0%.  Since the national recession’s end in June 2009, Texas has added 296,800 net new jobs, which is approximately 56.6% of all net jobs added nationwide in that two-year period.  Further, Texas has added approximately 537,500 new jobs over the past five years, 366,700 in the private sector, in contrast to a loss of more than 4.95 million total jobs and more than 5.1 million private sector jobs in the country as a whole.  From June 2010 to June 2011 Austin added 10,000 jobs year-over-year.  Dallas-Fort Worth added 63,200 jobs over that same time period, which was the greatest job gain of any city in the country over the past 12 months, just ahead of Houston, which enjoyed the second greatest job gain of any city in the country in that time.  Houston added 54,300 jobs over that period and San Antonio added 14,200 jobs in that time.  Taken together, these four cities have added an estimated net total of 328,600 jobs over the past five years: Austin added 58,400 jobs; Dallas-Fort Worth added 76,900; Houston added 147,000 jobs; and San Antonio added 46,300 jobs.  Of those jobs, 209,300 have been created in the private sector.

Texas’ unemployment rate rose year-over-year to 8.2% in June 2011 from 8.1% in June 2010.  The increase in the state unemployment rate is likely due to a growth in Texas’ labor force, as Texas has added an estimated 140,686 workers to its labor force, which is near an all-time high.  The growth in Texas’ labor force stands in contrast with the national labor force, which has fallen by approximately 1.5 million workers, as of June 2011, from its peak in October 2008.  The national unemployment rate fell year-over-year from June 2010 (9.5%) to June 2011 (9.2%).  In addition, all major Texas labor markets have unemployment rates below the national unemployment rate.

We believe that Texas cities will continue to be among the first in the country to recover based on employment figures, consumer confidence, gross metropolitan product, and new home demand.  According to the Texas Workforce Commission, Texas tends to enter into recessions after the national economy has entered a recession and usually leads among states in the economic recovery.  The National Bureau of Economic Research has concluded that the U.S. economy entered into a recession in December 2007, ending an economic expansion that began in November 2001.  We believe, based on transitions in the Texas Leading Index as prepared by the Federal Reserve Bank of Dallas, that Texas entered into recession in late Fall 2008, trailing the national recession by nearly a year and emerged from the recession in the late spring of 2009.  Further, we believe the Texas economy is now leading the national economic recovery.  The Texas Leading Index has risen significantly since reaching a low of 100.5 in March 2009 and, as of May 2011, was 122.8, which is the highest reading since August 2008.  The Texas Leading Index, produced monthly by the Federal Reserve Bank of Dallas, combines eight measures that tend to anticipate changes in the Texas business cycle by approximately three to nine months.  The index has either risen or remained constant for nine consecutive months.

Further, we believe Texas consumers are beginning to return to their normal consumption habits.  The aggregate value of state sales tax receipts in Texas increased 7.2% year-over-year in June 2011 from June 2010 – the 15th consecutive month in which Texas has experienced year-year-year improvement in sales tax receipts.

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

The national foreclosure tracking service, RealtyTrac, estimates that the Texas foreclosure rate continues to be significantly healthier than the national average.  We do not expect the four major Texas housing markets to be materially adversely affected by foreclosures and anticipate that home foreclosures will continue to be mostly concentrated in the bubble market states of California, Florida, Arizona and Nevada.  The mortgage analytic company, CoreLogic, reports that, through the first quarter of 2011, approximately 47.1% of all homes with negative equity were located in one of those four states compared to just 3.1% of all the negative equity homes in the country that were located in the state of Texas.  Homebuilding and residential construction employment will likely remain generally weak for some time, but Texas again will likely continue to outperform the national standards.  We believe that Texas’ housing sector is healthier, the cost of living and doing business is lower, and its economy is more dynamic and diverse than the national average.

In contrast to the conditions of many homebuilding markets in the country, new home sales are greater than new home starts in Texas markets, indicating that home builders in Texas continue to focus on preserving a balance between new home demand and new home supply.  We believe that home builders and developers in Texas have remained disciplined on new home construction and project development.  New home starts are outpaced by new home sales in all four major Texas markets where such data is available: Austin, Dallas-Fort Worth, Houston and San Antonio.  Inventories of finished new homes and total new housing (finished vacant, under construction, and model homes) remain at generally healthy and balanced levels in all of these major Texas markets.  Each major Texas market experienced a rise in the number of months of finished lot inventories as homebuilders began reducing the number of new home starts in 2008, causing each major Texas market to reach elevated levels.  However, the number of finished lots available in each market has fallen significantly even though the months’ supply remains elevated.  Furthermore, finished lot shortages are beginning to emerge in many desirable submarkets in the major Texas markets.  This is a trend that we expect to continue as the lack of commercial financing for development has constrained finished lot development over the past three and one-half years even as new home demand and sales continue.  We believe that such demand and sales will increase and these finished lot shortages will become more pronounced in coming quarters.  As of June 2011, Houston has an estimated inventory of finished lots of approximately 39.1 months, Austin has an estimated inventory of finished lots of approximately 49.7 months, San Antonio has an estimated inventory of finished lots of approximately 57.5 months and Dallas-Fort Worth has an estimated inventory of finished lots of approximately 61.2 months.  A 24-28 month supply is considered equilibrium for finished lot supplies.

As stated previously, the elevation in month’s supply of finished lot inventory in Texas markets owes itself principally to the decrease in the pace of annual starts rather than an increase in the raw number of developed lots, and as the homebuilders begin to increase their pace of home starts, we expect to see the month’s supply of lot inventory rapidly improve.  Indeed, the raw number of finished lots available in each Texas market has been significantly reduced from their peaks.  Since peaking in the first quarter of 2008, Houston’s finished lot supply is down 24.9% from 73,066 to 54,898 in the second quarter of 2011.  San Antonio’s finished lot inventory has fallen 17.3% to 32,775 since peaking at 39,618 in the third quarter of 2008.  Austin’s finished lot inventory peaked in the third quarter of 2008 at 31,628, and is down 22.8% to 24,415.  The finished lot inventory for Dallas-Fort Worth peaked in the first quarter of 2008 at 97,504 lots and has fallen 29.6% to 68,601 lots.  Such inventory reduction continued in the second quarter of 2011 in all four of these markets as the number of finished lots dropped by nearly 900 in Austin, more than 1,900 in Dallas-Fort Worth, nearly 1,300 in Houston and more than 700 in San Antonio.  Annual starts in each of the Austin, San Antonio, Houston and Dallas-Fort Worth markets are outpacing lot deliveries, and we expect to see increased finished lot sales through 2011 as homebuilders replenish their inventory.

Although Texas markets continue to be some of the strongest homebuilding markets in the country, the pace of homebuilding in Texas has slowed over the past four years as a result of the national economic downturn and reduced availability of construction financing.  According to the Federal Deposit Insurance Corporation, banks in the Dallas region1 reduced their construction and development loans by 7.6% from the fourth quarter of 2010 to the first quarter of 2011 – the 12th straight quarterly decline in the region’s construction and development outstanding loan portfolio.  While the decline in housing starts has caused the month supply of vacant lot inventory to become elevated from its previously balanced position, it has also preserved a balance in housing inventory.  Annual new home sales in Austin outpace starts 6,203 versus 5,899, with annual new home sales declining year-over-year by approximately 18.3%.  Finished housing inventory stands at a healthy level of 2.9 months, while total new housing inventory (finished vacant, under construction and model homes) rose to a slightly elevated supply of 7.6 months.  The generally accepted equilibrium levels for finished housing inventory and total new housing inventory are a 2-to-2.5 month supply and a 6.0 month supply, respectively.  Like Austin, San Antonio is also a relatively healthy homebuilding market.  Annual new home sales in San Antonio run ahead of starts 7,339 versus 6,841, with annual new home sales declining year-over-year by approximately 8.7%.  Finished housing inventory fell to a generally healthy level of a 2.6 month supply.  Total new housing inventory rose to a generally healthy 6.6 month supply.  .  Houston, too, is a healthy homebuilding market.  Annual new home sales there outpace starts 18,211 versus 16,605, with annual new home sales declining year-over-year by approximately 20.7%. Finished housing inventory is slightly elevated at a 3.2 month supply while total new housing inventory rose to a slightly elevated 7.1 month supply, respectively.  Dallas-Fort Worth is a relatively healthy homebuilding market as well.  Annual new home sales in Dallas-Fort Worth outpace starts 14,671 versus 13,462, with annual new home sales declining year-over-year by approximately 15.1%.  Finished housing inventory held at a generally healthy 2.8 month supply, while total new housing inventory rose to a generally healthy 6.7 month supply.  All numbers are as released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information.

The Real Estate Center at Texas A&M University has reported that existing housing inventory levels remained elevated from the first quarter of 2011 to the second quarter of 2011.  Through June 2011, the number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth and Lubbock was 6.9 months, 8.1 months, 7.3 months, 7.2 months, and 8.3 months, respectively.  San Antonio’s inventory remained more elevated with an 8.6 month supply of homes for sale.  Like new home inventory, a 6 month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market.  Through June 2011, the number of existing homes sold to date in (a) Austin was 10,224, down 6% year-over-year; (b) San Antonio was 8,985, down 8% year-over-year; (c) Houston was 28,485, down 6% year-over-year, (d) Dallas was 20,447, down 3% year-over-year, (e) Fort Worth was 3,940, down 13% year-over-year, and (f) Lubbock was 1,325, down 17% year-over-year.  These figures and year-over-year comparisons are likely distorted by the presence and expiration of the federal homebuyer tax credit in June 2010 that likely pulled demand forward in the first six months of 2010 at the expense of demand in subsequent quarters.

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

1 FDIC Dallas Region is composed of Arkansas, Colorado, Louisiana, Mississippi, New Mexico, Oklahoma, Tennessee, and Texas.

We face a risk of loss resulting from deterioration in the value of the land purchased by the developer with the proceeds of loans purchased by us, a diminution of the site improvement and similar reimbursements used to repay loans purchased by us, and a decrease in the sales price of the single-family residential lots developed with the proceeds of loans purchased by us.  Deterioration in the value of the land, a diminution of the site improvement and similar reimbursements, and a decrease in the sales price of the residential lots can occur in cases where the developer pays too much for the land to be developed, the developer is unable or unwilling to develop the land in accordance with the assumptions required to generate sufficient income to repay the loans purchased by us, or is unable to sell the residential lots to homebuilders at a price that allows the developer to generate sufficient income to repay the loans purchased by us.  Our Advisor actively monitors the markets and submarkets in which we purchase loans, including mortgage markets, homebuilding economies, the supply and demand for homes, finished lots, and land and housing affordability to mitigate such risks.  Our Advisor also actively manages our loan portfolio in the context of events occurring with respect to the loan and in the market and submarket in which we purchased the loan.  We anticipate that there may be defaults on development loans purchased by us and that we will take action with respect to such defaults at any such time that we determine it prudent to do so, including such time as we determine it prudent to maintain and protect the value of the collateral securing a loan by originating another development loan to another developer with respect to the same project to maintain and protect the value of the collateral securing our initial loan.

We face a risk of loss resulting from adverse changes in interest rates.  Changes in interest rates may impact both demand for our real estate finance products and the rate of interest on the loans we make.  In some instances, the loans we purchase will be junior in the right of repayment to senior lenders, who will provide loans representing 60% to 75% of total project costs.  As senior lender interest rates available to our borrowers increase, demand for our mortgage loans may decrease, and vice versa.

Developers and home builders whose loans we purchase use the proceeds of such loans to develop raw real estate into residential home lots.  The developers obtain the money to repay these development loans by selling the residential home lots to home builders or individuals who will build single-family residences on the lots, receiving qualifying site improvement reimbursements, and by obtaining replacement financing from other lenders.  If interest rates increase, the demand for single-family residences may decrease.  Also, if mortgage financing underwriting criteria become stricter, demand for single-family residences may decrease.  In such an interest rate and/or mortgage financing climate, developers may be unable to generate sufficient income from the resale of single-family residential lots to repay loans owned by us, and developers’ costs of funds obtained from lenders in addition to us may increase as well.  If credit markets deteriorate, developers may not be able to obtain replacement financing from other lenders.  Accordingly, increases in single-family mortgage interest rates, decreases in the availability of mortgage financing, or decreases in the availability of replacement financing could increase the number of defaults on development loans purchased by us.

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

Outlook

In summary, we believe there is a general lack of buyer urgency to purchase homes in these times of economic uncertainty.  We believe that this has further slowed the sales of new homes and expect that this will result in a slowing of the sales of finished lots developed by our borrowers in certain markets; however, we continue to believe that the prices of those lots should not change materially.  We also anticipate that the decrease in the availability of replacement financing may increase the number of defaults on development loans we invest in or extend the time period anticipated for the repayment of loans.  We believe that United Mortgage Trust has been active in monitoring current market conditions and in implementing various measures to manage our risk and protect our return on our investments by shifting our portfolio to investments that are less directly sensitive to the adverse market conditions and that produce higher yields and by aggressively liquidating non-performing loans. Based on that assessment, we do not anticipate a significant disruption to our normal business operations.  Nevertheless, our assessments inherently involve predicting future events and we cannot be sure of the length or extent of the current credit crisis and if it continues over an extended period of time, or if its severity increases, its impact on the economy as a whole and on the housing and mortgage lending market could cause us to suffer a higher level of delinquencies and losses than we are currently predicting and result in a material adverse impact on our business.

Interim Loan Portfolio Overview

The deterioration in the residential mortgage market, specifically the discontinuation of sub-prime and Alt – A products, referred to herein as the sub-prime credit crisis, and the continued slowdown in new home sales are directly and indirectly affecting the ability of our interim loan borrowers to sell the assets securing their loans, pay interest due us and repay the interim loans when due.  New and existing home financing solutions are being introduced by both the private and public sectors.  Housing inventories in Texas are slowly beginning to reduce to sustainable levels.  However, consumer confidence remains low.   Industry-wide lenders are reevaluating and restructuring credits affected by residential mortgage markets as housing sales decline.  Overall recovery of the single family housing industry is likely to be prolonged.  We believe that a pragmatic and pro-active approach to managing our interim loan credits will allow us to maximize repayments and properly report asset values.  In consideration of the above, we have:

•	ceased the origination of, and reducing our investment in, interim loans dependent on sub-prime and Alt-A mortgage products for repayment of our loan.

•	accepted a secured note from UMTHLC for shortfalls from foreclosed properties to enable UMTHLC to efficiently manage past due and foreclosed accounts throughout the duration of the credit crisis.

•	increased loss reserves for certain deficiency loans where full collection of the indebtedness is not assured.

•	re-evaluated collateral values on specific loans deemed to be affected by current mortgage and housing environments and reserving for unsecured deficiencies.

Portfolio Mix

Our portfolio concentrations have shifted over the years, as we have sought adequate supplies of suitable loans in a changing real estate finance market. The chart below demonstrates the transition from a portfolio with a concentration on long term, 1st lien single family loans to one comprised primarily of first lien interim loans of 12 months or less in term for the purchase and renovation of single family homes, loans secured by 1st lien and subordinate single family lot development loans, finished lot loans and construction loans. We intend to continue to adapt to changes in the real estate finance market and thus the composition of our loan portfolio is likely to continue to evolve over time based on factors such as interest rates paid under various types of real estate loans, our assessment of the level of risk of the different types of loans, availability of loans, regulatory considerations and other factors.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND JUNE 30, 2010

Revenues

Revenues for the three months ended June 30, 2011, were approximately $1,334,000 compared to approximately $2,228,000 for the comparable period in the prior year.  This decrease of approximately $894,000 was due primarily to the decrease in outstanding balances of affiliate interim mortgage loans and the reduction in the interest rate on the UMTHLC Deficiency note from 10% to 6% effective January 1, 2011, reserving for the Recourse Note interest income effective July 1, 2010 and lower outstanding balances in the non-affiliate LOC and interim mortgage balances during the first quarter ended June 30, 2011 compared to the same period in the prior year.  These factors decreased interest income by approximately $574,000, $267,000 and $96,000, respectively.  These decreases were offset by approximately $44,000 of increased interest income earned on residential mortgages.  Revenues from interim loans accounted for approximately 31% of revenues for the three months ended June 30, 2011 compared to 41% in the same period in the prior year.  The decline in our interim portfolio was a function of our intention to cease the origination of and reduce our investment in interim construction loans secured by modular and manufactured homes and related lots.

Revenues for the six months ended June 30, 2011, were approximately $2,691,000 compared to approximately $4,487,000 for the comparable period in the prior year.  This decrease of approximately $1,796,000 was due primarily to the decrease in outstanding balances of affiliate interim mortgage loans and the reduction in the interest rate on the UMTHLC Deficiency note from 10% to 6% effective January 1, 2011, reserving for the Recourse Note interest income effective July 1, 2010 and lower outstanding balances in the non-affiliate LOC and interim mortgage balances during the six months ended June 30, 2011 compared to the same period in the prior year.  These factors decreased interest income by approximately $1,123,000, $516,000 and $220,000, respectively.  These decreases were offset by approximately $63,000 of increased interest income earned on residential mortgages.  Revenues from interim loans accounted for approximately 35% of revenues for the three months ended June 30, 2011 compared to 42% in the same period in the prior year.  The decline in our interim portfolio was a function of our intention to cease the origination of and reduce our investment in interim loans.

During the three months ended June 30, 2011 and June 30, 2010, approximately 24% and 27%, respectively, of our revenues were derived from lines of credit and lot banking transactions, (these secured loans for the acquisition and development of single-family home lots are referred to as “land development loans”, “construction loans” and “lot banking transactions”).  During the six months ended June 30, 2011 and June 30, 2010, approximately 24% and 27%, respectively, of our revenues were derived from lines of credit and lot banking transactions.  At June 30, 2011, our investment in the lines of credit to our affiliate, UDF, through the Economic Interest Agreement, and lot banking transactions, was approximately $62 million.  We anticipate our investment in construction loans will increase during the remainder of 2011, facilitated by the Company’s line of credit and continued emphasis on this type of investment activity.

During the three months ended June 30, 2011 and 2010, respectively, approximately 0% and 12% of our revenues were derived from secured promissory notes issued by affiliates pursuant to their accrued obligations to reimburse UMT for any defaulted loans that we acquired from them, which notes we refer to as “Recourse Obligations.”  During the six months ended June 30, 2011 and June 30, 2010, respectively, approximately 0% and 11% of our revenues were derived from the secured promissory notes described above.

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

Expenses

Operating expenses for the three months ended June 30, 2011 and June 30, 2010, were approximately $1,019,000 and $1,388,000, respectively.  Operating expenses for the six months ended June 30, 2011 and June 30, 2010, were approximately $1,801,000 and $2,415,000, respectively.  The decrease from the prior year is due primarily to lower general and administrative expenses and lower provision for loan loss expense  during the three and six month periods ended June 30, 2011.  Other fluctuations in operating expense line items are discussed below for the three and six month periods ended June 30, 2011:

Trust administration fees – Approximately $250,000 and $282,000 (a 11% decrease) between the comparable three month periods ended June 30, 2011 and 2010, respectively, and  approximately $500,000 and $556,000 (a 10% decrease) between the comparable six month periods ended June 30, 2011 and 2010, respectively. This fee is approximately 1/12 of 1.0% monthly of total assets under management, however the fee has been limited to a total of $1,000,000 in 2011.

General and administrative expenses - Approximately $444,000 and $600,000 (a 26% decrease) between the comparable three month periods ended June 30, 2011 and 2010, respectively, and approximately $671,000 and $959,000 (a 30% decrease) between the comparable six month periods ended June 30, 2011 and 2010, respectively.  The decrease was primarily due to lower REO expenses resulting from converting certain REO properties to seller financed residential mortgages and leasing the residential REO properties to qualifying tenants.

Provision for loan losses - The Company recorded a provision for loan losses for the three months ended June 30, 2011 and 2010 of approximately $180,000 and $381,000, respectively.  For the six months ended June 30, 2011 and 2010, we recorded a provision of approximately $360,000 and $689,000, respectively.  The Company realized loan losses of approximately $392,000 and $491,000 during the comparable six-month periods of 2011 and 2010, respectively.  The provision for loan losses expense estimate was lowered in 2011 as management believes the Company is adequately reserved for expected future losses at this time however loss reserves are estimates of future losses based on historical default rates, estimated losses on the sale of real estate owned and expectations of future economic conditions and activity.  The Company continually re-evaluates collateral value on specific loans deemed to be affected by current mortgage and housing environments and intends to establish reserves for any expected deficiencies that are not otherwise secured.  From inception through June 30, 2011, we have acquired approximately $880 million of loans.  We have recorded losses approximating 2.03% of those assets to date.  We anticipate loan losses to continue, primarily in our long-term and un-affiliated construction loan portfolio, and therefore continue to assess the adequacy of our loan loss reserves.

Net income was approximately $315,000 and $840,000 for the three months ended June 30, 2011 and 2010, respectively.  Net income was approximately $890,000 and $2,072,000 for the six months ended June 30, 2011 and 2010, respectively.  Specific variances are explained in more detail above.  Earnings per share of beneficial interest for the three months ended June 30, 2011 and 2010 were $0.05 and $0.13 per share, respectively. Earnings per share of beneficial interest for the six months ended June 30, 2011 and 2010 were $0.14 and $0.32 per share, respectively.

Distributions

Our dividend rate is fixed quarterly by our trustees.  As such, the dividend rate may fluctuate up or down.  Earnings are affected by various factors including use of leverage, current yield on investments, loan losses, general and administrative operating expenses and amount of non-income producing assets.  Distributions, per weighted average share of beneficial interest, to shareholders were $0.14 per share for the three months ended June 30, 2011 and 2010, respectively and $0.29 per share for the six months ended June 30, 2011 and 2010, respectively.  The dividend portion of the distributions for the six months ended June 30, 2011 was $0.14.  The portion of these distributions that did not represent a dividend represented a return of capital.

LIQUIDITY AND CAPITAL RESOURCES FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

Sources and Uses of Funds

Cash flows from operating activities are generally the result of net income adjusted for provision for loan losses, depreciation and amortization expense and (increases) decreases in accrued interest receivable and accounts payable and accrued liabilities (including affiliates).  Cash provided by operations was approximately $113,000 and $1,738,000 during the six months ended June 30, 2011 and 2010, respectively.

Cash flows provided by or used in investing activities generally reflect payments received from and fundings for lending activities.  Cash flows from investing activities were approximately $1,665,000 during the six months ended June 30, 2011.  The Company used approximately $1,784,000 in investing activities during the six months June 30, 2010.

Cash flows from financing activities generally reflect proceeds from the issuance of shares, borrowings or repayments on the line of credit, the purchase of treasury stock and the payment of dividends.  Cash of approximately $191,000 and $857,000 was provided by financing activities during the six months ended June 30, 2011 and 2010, respectively.

Credit Facilities

During August 2009, the Company entered into a revolving line of credit facility with a bank for $5,000,000.  The line of credit bears interest at prime plus one percent, with a floor of 5.50%, and requires monthly interest payments.  Principal and all unpaid interest will be due at maturity, which is August 2012.  The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit.  The outstanding balance on this line of credit at June 30, 2011 and December 31, 2010 was approximately $4,739,000 and $4,408,000, respectively.

In May 2011, the Company entered into a revolving line of credit facility with a bank for $4,300,000.  The line of credit bears interest at prime plus 1.50% with a floor of 5.0%, and requires monthly interest payments.  Principal and all unpaid interest will be due at maturity, which is May 27, 2014.  The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit.  The outstanding balance on this line of credit at June 30, 2011 was approximately $1,273,000.

On April 21, 2010, the Company entered into a new term loan credit facility with a bank for $1,600,000.  The loan bears interest at prime plus one percent, with a floor of 7.0%, and requires monthly interest payments.  Principal and all unpaid interest will be due at maturity which is October 21, 2011.  The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan.  The outstanding balance on this loan at June 30, 2011 and December 31, 2010 was approximately $1,107,000.

On January 27, 2011, United Mortgage Trust initiated a private offering of Secured Subordinated Notes (“Notes,” to accredited investors “Note Holders”).  The Notes are being offered through a wholly owned subsidiary, UMT Home Finance II, L.P. (“HF II”).  HF II is a Delaware limited partnership that was formed on November 29, 2010 as a Special Purpose Entity, (“SPE”), for the purpose of originating and holding loans made to fund the acquisition of finished lots and the construction of single-family homes on the subject lots (“Loans”).  HF II will issue up to $5 million in 7.5% Notes.  The Notes will be secured by an undivided security interest on the pool of loans owned by HF II.  The offering of the Notes is not registered under the Securities Act, in reliance upon the exemption from registration for non-public offerings provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933.  As of June 30, 2011 approximately $345,000 had been raised through this private placement.

Our primary sources of funds for liquidity consist of our dividend reinvestment plan, repayments of principal on our loans made to purchase mortgage investments, and bank lines of credit.  The table below summarizes certain liquidity sources and uses for the six-month periods ended June 30, 2011 and June 30, 2010:

	2011	2010
Shares issued	12,742	17,861
Proceeds from issuance of shares of beneficial interest	$200,000	$284,000
Number of shares returned to treasury	5,983	15,970
Purchase of treasury stock	$(94,000)	$(292,000)
Principal receipts:
First lien mortgage notes and trust receivables	$261,000	$763,000
Real estate owned (investments)	$2,277,000	$(6,631,000)
Interim loans	$312,000	$54,000
Interim loans, affiliates	$611,000	$25,441,000
Lines of credit	$986,000	$2,493,000
Lines of credit, affiliates	$(483,000)	$(2,147,000)
Net borrowings – line of credit payable	$1,604,000	$2,558,000

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

Shares issued in the aggregate, as of June 30, 2011 and 2010 were 8,312,508 and 8,282,477, respectively.  Shares retired to treasury through our share redemption plan in the aggregate were 1,879,186 and 1,857,703 through June 30, 2011 and 2010, respectively. Total shares outstanding were 6,433,322 and 6,424,774, at June 30, 2011 and 2010, respectively.  As of June 30, 2011, inception to date gross offering proceeds from all public offerings were approximately $165,746,000 and net proceeds after fees, marketing reallowance and commissions were approximately $147,017,000.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, consisting of the individual who serves as our President, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2011.  Based on such evaluation, management has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the second fiscal quarter of 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There is currently no established public trading market for our shares.  As an alternative means of providing limited liquidity for our shareholders, we maintain a Share Redemption Plan, (“SRP”).  Our trustees have the discretion to modify or terminate the SRP upon 30 day’s notice.  Under the terms of our plan as modified and effective on May 1, 2009 (see below for a further description of the plan modifications), shareholders who have held their shares for at least one year are eligible to request that we repurchase their shares. In any consecutive 12 month period we may not repurchase more than 5% of the outstanding shares at the beginning of the 12 month period. The repurchase price is based on the “Net Asset Value” (NAV) as of the end of the month prior to the month in which the redemption is made. The NAV will be established by our Board of Trustees no less frequently than each calendar quarter.  For reference, at June 30, 2011 and December 31, 2010 the NAV was $15.58 and $15.74 per share, respectively. Under the prior SRP terms, the redemption price was $20.00 per share. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests. A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that the request is made within 270 days after of the event giving rise to such exigent circumstances.  Previously, there was no hardship exemption.  Shares will be redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter will be carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Previously, shares were redeemed monthly.  Repurchases are subject to cash availability and Trustee discretion. Previously, the SRP provided that repurchases were subject to the availability of cash from the DRIP or the Company’s credit line. We have also purchased a limited number of shares outside of our SRP from shareholders with special hardship considerations.

Share repurchases have been at prices between $15.67 and $20 per share. Shares repurchased at the lower price were 1) shares held by shareholders for less than 12 months or 2) shares purchased outside of our SRP.  Our stated NAV at June 30, 2011 and December 31, 2010 was $15.58 and $15.74 per share, respectively.

The following table sets forth information relating to shares of beneficial interest repurchased into treasury during the period covered by this report.

Month	Total number of shares repurchased	Average Purchase Price	Total number of shares purchased as part of a publicly announced plan	Total number of shares purchased outside of plan
January	2,574	$15.79	2,574	-
February	-	-	-	-
March	-	-	-	-
April	2,516	$15.74	2,516	-
May	893	$15.67	893	-
June	-	-	-	-
Totals	5,983	$15.75	5,983	-

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
**

4.4	Amended Share Redemption Plan and Dividend Reinvestment Plan (filed as Exhibit 99.1 to Form 8-K filed June 1, 2010 and incorporated herein by reference)

10.1
Second Amended and Restated Subordination and Intercreditor Agreement entered into as of June 21, 2010, by and between the Company, UDF and a private investor (filed as Exhibit 10.1 to Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference)

10.2
Amended and Restated Variable Amount Promissory Note between the Company and UMTH Lending Company, L.P. dated July 1, 2010 (filed as Exhibit 10.2 t o Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference)

10.3
Economic Interest Participation Agreement and Purchase Option between United Mortgage Trust and UDF III dated September 19, 2008 (filed as Exhibit 10.1 to Form 10-Q for the Quarter Ended September 30, 2008 and incorporated herein by reference)

10.4
Participation Agreement between United Mortgage Trust and UDF III dated September 30, 2008 (filed as Exhibit 10.2 to Form 10-Q for the Quarter Ended September 30, 2008 and incorporated herein by reference)

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

10.12	Guaranty dated December 31, 2005 between the Company and Ready Mortgage Corp. (incorporated by reference from Form 8-K filed March 31, 2006)
10.13	Guaranty dated December 31, 2005 between the Company and WLL, L.P. (incorporated by reference from Form 8-K filed March 31, 2006)
10.14	Guaranty dated December 31, 2005 between the Company and UMT Holdings, L.P. (incorporated by reference from Form 8-K filed March 31, 2006)
10.15	Intercreditor and Subordination Agreement dated December 31, 2005 between the Company and UMT Holdings, L.P. (incorporated by reference from Form 8-K filed March 31, 2006)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

The exhibits marked with “*” are incorporated by reference from the Company's Registration Statement on Form S-11 (File No. 333-10109) that was declared effective on March 5, 1997. The exhibit marked with “**” is incorporated by reference from the Company's registration statement on Form S-11 (File No. 333-56520) that was declared effective on June 4, 2001.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

UNITED MORTGAGE TRUST

Date: August 15, 2011	By	/s/ Stuart Ducote
President