Form 10-Q
period 2011-09-30
UNITED MORTGAGE TRUST
filed 2011-11-14
CIK 101390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)
☒ Smaller  Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

The number of shares outstanding of the Registrant’s shares of beneficial interest, par value $0.01 per share, as of the close of business on November 14, 2011 was 6,437,615.

UNITED MORTGAGE TRUST
INDEX

PART I - FINANCIAL INFORMATION

UNITED MORTGAGE TRUST
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$255,885	$7,325

Mortgage investments:
Investment in trust receivable	1,127,998	1,243,638
Investment in residential mortgages	4,943,125	5,557,396
Interim mortgages, affiliates	17,177,638	24,638,389
Interim mortgages	35,886	248,585
Allowance for loan losses	(446,636)	(459,361)
Total mortgage investments	22,838,011	31,228,647

Line of credit receivable, affiliates	78,297,066	69,714,261
Line of credit receivable	3,921,643	4,755,129
Accrued interest receivable	1,172,263	981,994
Accrued interest receivable, affiliates	5,632,907	12,721,070
Reserves – accrued interest receivable	(2,075,881)	(1,399,431)
Recourse obligations, affiliates	18,370,968	18,321,173
Real estate owned, net	12,101,412	15,980,479
Deficiency notes	7,726,890	7,301,046
Deficiency note, affiliates	31,039,719	12,739,093
Allowance for loan losses – deficiency notes	(4,667,746)	(4,517,746)
Other assets	325,650	340,504
Total assets	$174,938,787	$168,173,544

Liabilities and Shareholders’ Equity
Liabilities:
Dividend payable	$310,000	$310,000
Lines of credit payable	5,329,725	4,407,989
Accounts payable and accrued liabilities	1,015,522	1,046,462
Accounts payable and accrued liabilities, affiliates	1,505,986	2,958,808
Participation payable, affiliate	65,503,661	57,050,973
Notes payable	1,619,849	1,275,665
Total liabilities	75,284,743	67,049,897

Commitments and contingencies
Shareholders' equity:
Shares of beneficial interest; $0.01 par value; 100,000,000 shares authorized; 8,318,632 and 8,299,766 shares issued in 2011 and 2010, respectively; and 6,435,568 and 6,426,563 outstanding in 2011 and 2010, respectively	83,145	82,971
Additional paid-in capital	147,060,959	146,817,612
Cumulative distributions in excess of earnings	(11,043,436)	(9,485,280)
	136,100,668	137,415,303
Less treasury stock of 1,883,064 and 1,873,203 shares in 2011 and 2010, respectively, at cost	(36,446,624)	(36,291,656)
Total shareholders' equity	99,654,044	101,123,647
Total liabilities and shareholders' equity	$174,938,787	$168,173,544

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Interest income, affiliates	$929,513	$952,985	$2,928,375	$4,590,716
Interest income	317,164	429,119	1,009,297	1,278,603
	1,246,677	1,382,104	3,937,672	5,869,319
Expenses:
Trust administration fee – related party	249,999	289,159	749,997	844,994
Loan servicing fee – related party	5,257	7,760	17,255	18,015
General and administrative	283,980	329,290	917,470	1,250,426
General and administrative – related party	18,972	18,972	56,916	56,916
Provision for loan losses	180,000	302,576	540,000	991,406
Interest expense	140,562	104,941	363,466	270,962
Interest expense – related parties	20,250	15,278	54,779	50,000
	899,020	1,067,976	2,699,883	3,482,719

Net income	$347,657	$314,128	$1,237,789	$2,386,600

Net income per share of beneficial interest	$0.05	$0.05	$0.19	$0.37

Weighted average shares outstanding	6,434,600	6,422,762	6,431,835	6,421,945

Distributions per weighted share outstanding	$0.14	$0.15	$0.43	$0.44

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating Activities
Net income	$1,237,789	$2,386,600
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	540,000	991,406
Depreciation and amortization	5,783	1,782
Changes in assets and liabilities:
Accrued interest receivable, net	(603,103)	19,880
Accrued interest receivable, affiliates, net	(1,015,477)	(1,793,578)
Other assets	9,069	137,600
Accounts payable and accrued liabilities	(30,938)	(550,384)
Accounts payable and accrued liabilities, affiliates	560,374	546,681
Net cash provided by operating activities	703,497	1,739,987

Investing Activities
Investments in trust receivables	-	(85,977)
Principal receipts on trust receivables	115,640	782,941
Investments in residential mortgages	(124,000)	(1,162,602)
Principal receipts on residential mortgages	725,546	463,658
Investment in interim mortgages and deficiency notes	(41,575)	(2,372,509)
Principal receipts on interim mortgages and deficiency notes	324,555	53,715
Investments in interim mortgages and deficiency notes, affiliates	(2,024,034)	(548,645)
Principal receipts on interim mortgages and deficiency notes, affiliates	396,905	9,662,225
Investments in recourse obligations, affiliates	(55,528)	(1,941,014)
Principal receipts from recourse obligations, affiliates	5,733	53,501
Principal investments in lines of credit receivable, affiliates	(1,371,214)	(2,580,684)
Principal receipts from lines of credit receivable	833,486	2,442,347
Investments in real estate owned	(1,156,809)	(9,859,752)
Principal receipts from real estate owned	3,357,829	3,414,608
Net cash provided by (used in) investing activities	986,534	(1,678,188)

Financing Activities
Proceeds from issuance of shares of beneficial interest	295,754	423,364
Net borrowings on lines of credit payable	921,735	2,557,739
Proceeds from notes payable, net	344,185	168,477
Purchase of treasury stock	(207,200)	(429,115)
Dividends	(2,795,945)	(2,800,460)
Net cash used by financing activities	(1,441,471)	(79,995)

Net increase (decrease) in cash and cash equivalents	248,560	(18,196)
Cash and cash equivalents at beginning of period	7,325	338,336
Cash and cash equivalents at end of period	$255,885	$320,140

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited)

	Nine Months Ended September 30,
	2011	2010
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$306,915	$272,638
Noncash Activity:
Transfers of affiliate and non-affiliate loans to foreclosed properties or recourse obligations	296,100	8,073,332
Participation receivable, affiliate	(8,452,688)	(3,282,492)
Participation payable, affiliate	8,452,688	3,282,492
Participation accrued interest receivable, affiliate	2,013,196	(5,321,645)
Participation accrued interest payable, affiliate	(2,013,196)	5,321,645
Accrued interest receivable, affiliate	7,179,727	-
Interim mortgages and deficiency notes, affiliate	(7,179,727)	-
Interim mortgages and deficiency notes, affiliate	9,097,808	-
Interim mortgages and deficiency notes, affiliate	(9,097,808)	-
Investments in interim mortgages and deficiency notes	(496,125)	-
Receipts from real estate owned	496,125	-

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

The consolidated financial statements include the accounts of the Company and certain wholly-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X adopted by the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2010, included in our Annual Report on Form 10-K filed with the SEC on March 31, 2011.  Operating results for the nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.  Certain prior period amounts have been reclassified to conform to current period presentation.

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

As of September 30, 2011 and December 31, 2010, the Company had two deficiency notes with non-affiliates in the amount of approximately $7,727,000 and $7,301,000, respectively. The Company has recorded reserves of approximately $4,668,000 and $4,518,000 against these notes as of September 30, 2011 and December 31, 2010, respectively.  These notes do not accrue interest as the underlying collateral value approximates the note balance, net of reserves.

As of December 31, 2007, UMTHLC issued to the Company a variable amount promissory note in the amount of $5,100,000 to evidence its deficiency obligations to the Company.  The initial principal amount of the note was approximately $1,848,000. The principal balance will fluctuate from time to time based on the underlying loan activity and the amount of deficiencies realized by the affiliate.  The note bears interest at a rate of 10%, and requires monthly principal and interest payments based on a ten-year amortization for the outstanding principal balance.  The note is secured by a limited guaranty by UMTHGS, the Advisor, equal to a monthly amount not to exceed 33% of the advisory fee received by UMTHGS under the terms of its advisory agreement with the Company.  Effective June 30, 2010 the general and limited partners of UMT Holdings, L.P. (“UMTH”), an affiliate of the Advisor, executed the Second Amendment and Restatement (“The Amendment”) of the UMT Holdings, L.P. Agreement of Limited Partnership.  The amendment gives the Company second priority for distributions of the partnership’s available cash behind only the 0.1% allocation due to the general partner as security for UMTH’s obligations under the UMTHLC Deficiency Note, was given second priority behind only the 0.1% portion due to the general partner.  Effective January 2011, the deficiency note was modified and the interest rate was reduced from 10% to 6%.  The principal balance as of September 30, 2011 and December 31, 2010 was approximately $31,040,000 and $12,739,000, respectively, primarily as a result of deficiencies associated with the sale of foreclosed properties securing interim loans.

4.	Related Party Transactions

1) UMT Holdings, L.P. (“UMTH”) is a Delaware limited partnership which is in the real estate finance business. UMTH holds a 99.9% limited partnership interest in UMTH Lending Company, L.P., which originates interim loans that the Company is assigned, UMTH Land Development, L.P., which holds a 50% profit interest in United Development Funding (“UDF”) and acts as UDF's asset manager, and Prospect Service Corp. (“PSC”), which services the Company’s residential mortgages and contracts for deed and manages the Company’s real estate owned (“REO”). In addition, UMTH has a limited guarantee of the obligations of Capital Reserve Group (“CRG”), Ready America Funding Corp (“RAFC”), and South Central Mortgage, Incorporated (“SCMI”), a Texas corporation that sold mortgage investments to the Company, under the Secured Notes.  United Development Funding III, L.P., (“UDF III”) which is managed by UMTH Land Development, L.P., has previously provided a limited guarantee of the UDF line of credit and has purchased an economic participation in a revolving credit facility we have provided to UDF.

2) UMTHLC is a Delaware limited partnership, and subsidiary of UMTH.  The Company has loaned money to UMTHLC so it can make loans to its borrowers. The loans are collaterally assigned to the Company, as security for the promissory note between UMTHLC and the Company. The unpaid principal balance of the loans at September 30, 2011 and December 31, 2010 was approximately $7,659,000 and $15,566,000, respectively.

On March 26, 2009, the Company executed a secured line of credit promissory note with UMTH Lending, Company, L.P. in the amount of $8,000,000.  The note bears interest at 12.50% per annum, matures on March 26, 2012 and is secured by first lien mortgage interests in single family residential properties.  The outstanding balance on this line of credit at September 30, 2011 and December 31, 2010 was approximately $6,930,000 and $7,520,000, respectively, and is included in the balances noted in the paragraph above.

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

4) RAFC is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter.  RAFC is in the business of financing interim loans for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors. The Company continues to directly fund obligations under one existing RAFC loan, which was collaterally assigned to the Company, but does not fund new originations. The unpaid principal balance of the loans at September 30, 2011 and December 31, 2010 was approximately $16,449,000 and $16,592,000, respectively.

5) Wonder Funding, LP (“Wonder”) is a Delaware limited partnership that is owned by RMC. RMC is beneficially owned by Craig Pettit, a partner of UMTH and the sole proprietor of two companies that own 50% of RAFC. Wonder is in the business of financing interim loans for the purchase of land and the construction of single family homes and the purchase and renovation of single family homes. The Company has ceased funding any new originations.  As of September 30, 2011 and December 31, 2010, respectively, all remaining obligations owed by Wonder to the Company are included in the recourse obligations discussed below.

6) Recourse Obligations.  The Company has made recourse loans to (a) CRG, which is a Texas corporation that is 50% owned by Todd Etter and William Lowe, partners of UMTH, which owns the Advisor, (b) RAFC, which is owned by SCMI and two companies owned by Craig Pettit, Eastern Intercorp, Inc. and RMC, and (c) SCMI, which is owned by Todd Etter, (these companies are referred to as the "originating companies"). In addition to the originating companies discussed above, the Company made loans with recourse to Wonder.  Each of these entities used the proceeds from such loans to originate loans, that are referred to as "underlying loans," that are pledged to the Company as security for such originating company's obligations to the Company. When principal and interest on an underlying loan are due in full, at maturity or otherwise, the corresponding obligation owed by the originating company to the Company is also due in full.

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

Name	Initial principal amount	Balance at September 30, 2011	Promissory Note principal amount (2)	Units pledged as security	Units remaining	Estimated Collateral Value (3)
CRG	$2,725,442	$4,470,332	$4,300,000	4,984 Class C and 2,710 Class D	2,880 Class C and 2,710 Class D	$4,701,000
RAFC	$3,243,369	$8,461,207	$7,100,000	11,165 Class C and 6,659 Class D and 1,066 Class EIA	8,391 Class C, 6,659 Class D and 1,066 EIA	$14,162,000
SCMI	$3,295,422	$3,480,792	$3,488,643	4,545 Class and 3,000 Class D	3,013 Class C and 3,000 Class D	$6,182,000
RAF / Wonder(1)	$1,348,464	$1,958,637	$1,400,000	1,657 Class C	1,238 Class C	$1,238,000
Wonder Indemnification (1)	n/a	n/a	n/a	$1,134,000	n/a	$822,000
Totals	$10,612,697	$18,370,968	$16,288,643			$27,105,000

(1)
Wonder is collateralized by an indemnification agreement from UMTH in the amount of $1,134,000, and is secured by the pledge of 3,870 C Units from RMC. 2,213 of the pledged C Units also cross-collateralize the RAFC obligation.

(2)
The CRG, RAFC and Wonder balances at September 30, 2011, exceeded the stated principal amount per their variable Secured Notes by approximately $170,000, $1,361,000 and $559,000, respectively. Per the terms of the Secured Notes, the unpaid principal balance may be greater or less than the initial principal amount of the note and is not considered an event of default. The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the Unpaid Principal Balance (“UPB”) than originally anticipated and outpaced the minimum principal reductions scheduled for the loans.

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

These loans were reviewed by management and no reserves are deemed necessary at September 30, 2011.

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

The Option gives UDF III the right to convert its economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Loan and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while UDF III owns an economic interest in the UMT Loan.  If UDF III exercises its Option and acquires a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UDF III and UMT will participate in the control and management of the UMT Loan.  At September 30, 2011 and December 31, 2010 UDF III had funded a total of approximately $71,367,000 and $62,303,000, respectively, to UDF under this agreement of which approximately $65,504,000 and $57,051,000 were outstanding under the Economic Interest Participation Agreement at September 30, 2011 and December 31, 2010, respectively.

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

8) Loans are made to certain affiliates of the Advisor. Below is a table of the aggregate principal amount of mortgages funded during the quarters ended September 30, 2011 and September 30, 2010, respectively, from the companies affiliated with the Advisor, and named in the table and aggregate amount of draws made by UDF under the line of credit, during the two quarters indicated:

Affiliated Company	2011	2010
RAFC	—	$549,000
UMTHLC	$651,000	$1,414,000
UDF	—	$4,778,000

9) As of August 1, 2006, (now subject to an Advisory Agreement effective January 1, 2009) the Company entered into an Advisory Agreement with UMTHGS. Under the terms of the agreement, UMTHGS is paid a monthly trust administration fee. The fee is calculated monthly depending on the Company’s annual distribution rate, ranging from 1/12th of 1% up to 1/12th of 2% of the amount of average invested assets per month.  During the three months ended September 30, 2011 and September 30, 2010, the net fees paid to the Company’s Advisors were approximately $250,000 and $289,000, respectively.  During the nine months ended September 30, 2011 and September 30, 2010, the net fees paid to the Company’s Advisors were approximately $750,000 and $845,000, respectively.

The agreement also provides for a subordinated incentive fee equal to 25% of the amount by which the Company’s net income for a year exceeds a 10% per annum non-compounded cumulative return on its adjusted contributions.  No incentive fee was paid during 2011 or 2010.  In addition, for each year in which it receives a subordinated incentive fee, the Advisor will receive a 5-year option to purchase 10,000 shares at a price of $20.00 per share (not to exceed 50,000 shares).  As of September 30, 2011, the Advisor has not received options to purchase shares under this arrangement.

The Advisor and its affiliates are also entitled to reimbursement of costs of materials and services obtained from unaffiliated third parties for the Company’s benefit.  During the three months ended September 30, 2011 and September 30, 2010, the Company paid the Advisor approximately $19,000 for costs associated with providing shareholder relations activities.   During each of the nine months ended September 30, 2011 and September 30, 2010, the Company paid the Advisor approximately $57,000 as reimbursement for costs associated with providing shareholder relations activities.

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

10) The Company pays loan servicing fees to PSC, a subsidiary of UMTH, under the terms of a Mortgage Servicing Agreement. During the three months ended September 30, 2011 and September 30, 2010, the Company paid loan servicing fees of approximately $5,300 and $7,800, respectively.  During the nine months ended September 30, 2011 and September 30, 2010, the Company paid loan servicing fees of approximately $17,300 and $18,000, respectively.

11)  The Company paid the first of three annual credit enhancement fees of $50,000 to UDF III, L.P. in September 2009.  This fee is due annually on the anniversary date of the loan and amortized over 12 months as an adjustment to interest expense.

The chart below summarizes the approximate payments associated with related parties for the nine months ended September 30, 2011 and 2010:

		For the Nine Months Ended
Payee	Purpose	September 30, 2011		September 30, 2010
UMTH GS	Trust administration fees	$220,000	100%	$307,000	100%
Total trust administration fee – related party		220,000	100%	$307,000	100%

UMTH GS	Shareholder relations fees	38,000	100%	68,000	100%

PSC	Loan servicing fees	17,000	100%	18,000	100%

UMTH	Debt placement fees	43,000	46%	-	-
UDF III	Credit Enhancement Fees	50,000	54%	-	-
Total debt placement and enhancement fees – related party		$93,000	100%	$-	-

The chart below summarizes the approximate expenses associated with related parties for the nine months ended September 30, 2011 and 2010:

		For the Nine Months Ended
Payee	Purpose	September 30, 2011		September 30, 2010
UMTH GS	Trust administration fees	$750,000	100%	$845,000	100%
Total trust administration fee – related party		750,000	100%	$845,000	100%

UMTH GS	Shareholder relations fees	57,000	100%	57,000	100%

PSC	Loan servicing fees	17,000	100%	18,000	100%

UMTH	Debt placement fees	17,000	46%	12,000	24%
UDF III	Credit Enhancement Fees	38,000	54%	38,000	76%
Total interest expense – related parties		$55,000	100%	$50,000	100%

5.	Fair Value of Financial Instruments

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

6.	Lines of Credit Payable

During August 2009, the Company entered into a revolving line of credit facility with a bank for $5,000,000.  The line of credit bears interest at prime plus one percent, with a floor of 5.50%, and requires monthly interest payments.  Principal and all unpaid interest will be due at maturity, which is August 2012.  The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit.  The outstanding balance on this line of credit at September 30, 2011 and December 31, 2010 was approximately $4,051,000 and $4,408,000, respectively.  As of September 30, 2011 the Company was not in compliance with its debt covenants; however the Company obtained a waiver letter from the lending institution of its covenant violation and cured the violation in November 2011.

In May 2011, the Company entered into a revolving line of credit facility with a bank for $4,300,000.  The line of credit bears interest at prime plus 1.50% with a floor of 5.0%, and requires monthly interest payments.  Principal and all unpaid interest will be due at maturity, which is May 27, 2014.  The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit.  The outstanding balance on this line of credit at September 30, 2011 was approximately $1,175,000.

In August 2011, the Company entered into a revolving line of credit facility with a bank for $250,000.  The line of credit bears interest at prime plus 1.50% with a floor of 4.75%, and requires monthly interest payments.  Principal and all unpaid interest will be due at maturity, which is August 1, 2012.  The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit.  The outstanding balance on this line of credit at September 30, 2011 was approximately $104,000.

7.	Notes Payable

In March, 2010, the Company sold two residential mortgage loans, with full recourse, to unaffiliated investors for approximately $169,000.  These sales were accounted for as recourse borrowings.  The notes require monthly principal and interest payments at a rate of 9.5% amortized over 30 years with all unpaid principal and interest due at maturity.  One loan, with a balance of approximately $70,000, at September 30, 2011, matures on October 1, 2012.  The other loan, with a balance of approximately $98,000 on September 30, 2011, matures on May 1, 2014.  The total outstanding balance on these notes was approximately $167,000 at September 30, 2011 and December 31, 2010, respectively.

On April 21, 2010, the Company entered into a new term loan credit facility with a bank for $1,600,000.  The loan bears interest at prime plus one percent, with a floor of 7.0%, and requires monthly interest payments.  Principal and all unpaid interest will be due at maturity which is October 21, 2011.  The Company is currently negotiating the renewal of this loan for one year.  The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan.  The outstanding balance on this loan at September 30, 2011 and December 31, 2010 was approximately $1,107,000.

On January 27, 2011, United Mortgage Trust initiated a private offering of Secured Subordinated Notes (“Notes,” to accredited investors “Note Holders”).  The Notes are being offered through a wholly owned subsidiary, UMT Home Finance II, L.P. (“HF II”).  HF II is a Delaware limited partnership that was formed on November 29, 2010 as a Special Purpose Entity, for the purpose of originating and holding loans made to fund the acquisition of finished lots and the construction of single-family homes on the subject lots (“Loans”).  HF II will issue up to $5 million in 7.5% Notes.  The Notes will be secured by an undivided security interest on the pool of loans owned by HF II.  The offering of the Notes is not registered under the Securities Act, in reliance upon the exemption from registration for non-public offerings provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933.  As of September 30, 2011 approximately $345,000 had been raised.  Through November 14, 2011, approximately $395,000 had been raised through this private placement.

8.	Share Redemption Program

There is currently no established public trading market for our shares.  As an alternative means of providing limited liquidity for our shareholders, we maintain a Share Redemption Plan, (“SRP”).  Our trustees have the discretion to modify or terminate the SRP upon 30 day’s notice.  Under the terms of our plan as modified and effective on May 1, 2009 (see below for a further description of the plan modifications), shareholders who have held their shares for at least one year are eligible to request that we repurchase their shares. In any consecutive 12 month period we may not repurchase more than 5% of the outstanding shares at the beginning of the 12 month period. The repurchase price is based on the “Net Asset Value” (NAV) as of the end of the month prior to the month in which the redemption is made. The NAV will be established by our Board of Trustees no less frequently than each calendar quarter.  For reference, at September 30, 2011 and December 31, 2010 the NAV was $15.50 and $15.74 per share, respectively. Under the prior SRP terms, the redemption price was $20.00 per share. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests. A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that the request is made within 270 days after of the event giving rise to such exigent circumstances.  Previously, there was no hardship exemption.  Shares will be redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter will be carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Previously, shares were redeemed monthly.  Repurchases are subject to cash availability and Trustee discretion. Previously, the SRP provided that repurchases were subject to the availability of cash from the DRIP or the Company’s credit line. We have also purchased a limited number of shares outside of our SRP from shareholders with special hardship considerations.

Share repurchases have been at prices between $15.58 and $20 per share. Shares repurchased at the lower price were 1) shares held by shareholders for less than 12 months or 2) shares purchased outside of our SRP.  Our stated NAV at September 30, 2011 and December 31, 2010 was $15.50 and $15.74 per share, respectively.

The Company complies with Distinguishing Liabilities from Equity topic of FASB Accounting Standards Codification, which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value.  We believe that shares tendered for redemption by the shareholder under the Company’s share redemption program do not represent a mandatory obligation until such redemptions are approved at the discretion of our board of trustees.  At such time, we will reclassify such obligations from equity to an accrued liability based upon their respective settlement values.  As of September 30, 2011, we had approximately $52,000 of approved redemption requests included in our liabilities.  These shares were redeemed in October.

The following table sets forth information relating to shares of beneficial interest repurchased into treasury during the period covered by this report.

Month	Total number of shares repurchased	Average Purchase Price	Total number of shares purchased as part of a publicly announced plan	Total number of shares purchased outside of plan
January	2,574	$15.79	2,574	-
February	-	-	-	-
March	-	-	-	-
April	2,516	$15.74	2,516	-
May	893	$15.67	893	-
June	-	-	-	-
July	1,012	$15.67	1,012	-
August	2,505	$15.67	2,505	-
September	361	$15.58	361	-
Totals	9,861	$15.72	9,861	-

9.       Subsequent Events

On October 26, 2011, the Company entered into a new term loan credit facility with a bank for $5,000,000.  The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments.  Principal and all unpaid interest will be due at maturity which is October 26, 2014.  The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words.  Such statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the availability of and our ability to find suitable mortgage investments; the difficulties of the real estate industry generally in response to the “sub-prime crisis,” the “credit crisis,” the current downturn in the housing and mortgage industries including the impact thereof on the homebuilding industry, the current economic environment and changes in economic and credit market conditions, changes in interest rates, the difficulties for buyers to obtain financing for housing purchases, our ability to adapt to changing circumstances, the continued financial viability of  affiliates to whom we have extended loans, the level of reinvestment of dividends by our shareholders in our dividend reinvestment plan and the requirement to maintain qualification as a real estate investment trust.  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore we cannot give assurance that such statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or by any other person that the results or conditions described in such statements or in our objectives and plans will be realized.  Readers should carefully review our financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2010, as well as those statements contained in this report, and in our other filings with the Securities and Exchange Commission.

In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q may not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

General Investment Information

United Mortgage Trust (the “Company”) is a Maryland REIT under federal income tax laws. Our principal investment objectives are to invest proceeds from our dividend reinvestment plan, financing proceeds, capital transaction proceeds and retained earnings in following types of investments:

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

The following table illustrates the percentage of our mortgage portfolio dedicated to each mortgage loan category as of September 30, 2011 and December 31, 2010:

Mortgage Category:	September 30, 2011	December 31, 2010
First lien secured interim mortgages 12 months or less and residential mortgages and contracts for deed	21.03%	22.27%
Secured interim mortgages and line of credit to UMTHLC	8.79%	14.66%
Land development loans	66.53%	58.59%
Finished lot loans	1.08%	-
Construction loans	2.57%	4.48%

The following table summarizes mortgage loans by type and original loan amount held by United Mortgage Trust at September 30, 2011.

Description	No. of Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face amount of Mortgage (1)	Carrying amount of Mortgage (2)	Past Due Amounts (3)
Single family residential 1st mortgages and interim loans (5):
Original balance > $100,000	8	10% - 11%	11/24/11– 5/1/38	n/a	n/a	$900,645	$834,776	$1,141
Original balance $50,000 - $99,999	122	8.5% - 12.75%	5/8/13 – 3/1/39	n/a	n/a	3,452,808	3,200,288	25,429
Original balance $20,000 - $49,999	184	9% - 14.5%	12/1/11 – 9/1/31	n/a	n/a	1,691,990	1,568,246	17,942
Original balance under $20,000	8	9% - 14.5%	12/1/10 – 5/19/36	n/a	n/a	61,566	57,063	405

First Lien secured interim mortgages Ready
America Funding (4)	11	14%	n/a	n/a	n/a	16,449,197	16,449,197	-

Secured, subordinate LOC to UMTH Lending Co., L.P. (4), (5)	28	12.5% - 13.5%	n/a	n/a	n/a	7,658,831	7,658,831	-

Land Development Loans
UDF III Economic Interest Participation	2	14%	12/31/10	n/a	n/a	71,366,686	71,366,686	-

Construction Loans	5	13%	10/28/10-6/10/2014	n/a	n/a	3,921,643	3,921,643	-
Totals	368					$105,503,356	$105,056,720	$44,917

(1)	Current book value of loans.

(2)	Net of allowance for loan losses on mortgage loans of $446,636 at September 30, 2011.

(3)	Principal amounts greater than thirty (30) days past due.

(4)	Lines of credit with Ready America Funding and UMTH Lending Co., L.P. are collateralized by 11 and 28 loans, respectively. Principal amounts due upon disposition of assets.

(5)	No specific maturity date as UMT has first lien collateral position in these loans funded by the originator.

Below is a reconciliation and walk forward of mortgage loans, net of allowance for loan losses, for the nine months ended September 30, 2011.

Balance at beginning of period	$105,698,037
Additions during period:
Other increases – UDF III EIA Participation	8,452,688
Deductions during period:
Collections of principal, net	(788,118)
Other decreases	(8,022,512)
Foreclosures	(296,100)
Other (net change in allowance for loan loss)	12,725
Balance at close of period	$105,056,720

Material Trends Affecting Our Business

We are a real estate investment trust and derive a substantial portion of our income from loans secured by single-family homes (both finished homes and homes under construction), single-family home lots, and entitled land under development into single-family home lots.  We continue to concentrate our investment activities in the southwest sections of the United States, particularly in Texas.  We believe these areas continue to experience demand for new construction of single-family homes, although, the U.S. housing market suffered declines over the past four years, particularly in geographic areas that had experienced rapid growth, steep increases in property values and speculation.  However, we expect to see continued healthy demand for our products as the supply of new homes, finished lots and land is once again aligned with our market demand.

We believe that the housing market has reached a bottom in its four-year decline and has begun to recover. This recovery likely will be regional in its early stages and will be led by those housing markets with balanced supply, affordable and stable home prices, minimal levels of foreclosures, strong economies, and strong demand fundamentals. Nationally, we expect the recovery will continue to experience headwinds from weak demand fundamentals, specifically consumer confidence and employment, as well as from the limited availability of bank financing, and a persisting oversupply of home inventory and high levels of foreclosures. The national consumer confidence index, which fell to record lows during the economic downturn, has recovered somewhat, but remains closer to levels historically associated with recession than to normalized conditions. Unemployment remains elevated and access to conventional real estate and commercial financing remains limited across most of the country. These factors pose obstacles to a robust recovery on a national scale, which, we believe, is contingent upon the reengagement of the consumer and the return of final demand. However, we expect the recovery will be stronger in markets such as Texas, where consumer confidence averaged approximately 16 points higher than the national index from September 2010 to September 2011; where the job growth rate over the past 12 months was more than double the national rate; and where approximately 15% of all homebuilding permits in the country were issued in 2010. Further, according to the Bureau of Labor Statistics, 37.8% of the total jobs created in the United States since the official end of the national recession were created in Texas (from June 2009 to September 2011).  We believe the fact that new single-family home permits, starts, and sales have all risen from their respective lows reflects a continued return of real demand for new homes. However, we anticipate the former bubble market states – principally California, Arizona, Nevada and Florida – will be slower to recover, as those markets have seen overbuilding and extensive price correction and are experiencing weakened economies and continued foreclosures.

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

Nationally, capital constraints at the heart of the credit crisis have reduced the number of real estate lenders able or willing to finance development, construction or the purchase of homes and have increased the number of undercapitalized or failed builders and developers. In correlation, the number of new homes and finished lots developed has decreased, which may result in a shortage of new homes and developed lots in select real estate markets in 2011 and 2012. We believe this shortage will be most prominent in markets that did not participate in the housing bubble, avoiding overbuilding and maintaining balanced supplies and affordable and stable home prices. With lenders imposing stricter underwriting standards, mortgages to purchase homes have become more difficult to obtain in some markets. To support the secondary residential mortgage market and prevent further deterioration of mortgage lending, the Federal Reserve began an unprecedented program to purchase approximately $1.25 trillion of residential mortgage backed securities between January 5, 2009 and March 31, 2010. This program ended on March 31, 2010, as scheduled by the Federal Reserve. As of the date of this quarterly report, the 30-year fixed-rate single-family residential mortgage interest rate continues to remain below the rate that was available at the conclusion of the period of Federal Reserve purchases. We believe that such stability at low rates indicates that the secondary residential mortgage market is operating smoothly independent of the support previously provided by the Federal Reserve. Further, on September 21, 2011, the Federal Reserve announced that it would begin reinvesting the principal payments from its mortgage-backed securities holdings into additional purchases of agency mortgage-backed securities to help support conditions in mortgage markets. However, any limitations or restrictions on the availability of financing or on the liquidity provided in the secondary residential mortgage market by Government Sponsored Enterprises such as Fannie Mae and Freddie Mac could adversely affect interest rates and mortgage availability, which could cause the number of homebuyers to decrease, which could increase the likelihood of borrowers defaulting on our loans and, consequently, reduce our ability to pay distributions to our shareholders.

Nationally, new home sales rose slightly during the third quarter from the pace of sales in the second quarter of 2011, though levels continue to be depressed in the aftermath of the expiration of the federal homebuyer tax credit. However, national fundamentals that drive home sales continue to improve in most markets and home affordability remains near record-highs, so we expect the pace of home sales will continue to increase over 2011. The U.S. Census Bureau reports that the sales of new single-family residential homes in September 2011 were at a seasonally adjusted annual rate of 313,000 units. This number is up approximately 3.3% from the second quarter 2011 figure of 303,000, but down approximately 0.9% year-over-year from the September 2010 estimate of 316,000. However, seasonal and year-over-year comparisons are and will likely continue to be distorted by the effects of the federal homebuyer tax credit, which expired in June 2010, creating a hangover effect on home sales in the subsequent months and quarters.

National new single-family home inventory continued to improve in the third quarter of 2011 as it has done consistently since the first quarter of 2007. Through much of the downturn, homebuilders reduced their starts and focused on selling their existing new home inventory. The number of new homes for sale fell by approximately 39,000 units from September 2010 to September 2011 and by 3,000 units in the third quarter 2011. We believe that, with such reductions, the new home market has been restored to equilibrium in most markets, even at low levels of demand. The seasonally adjusted estimate of new homes for sale at the end of September 2011 was 163,000 – a balanced supply of 6.2 months at the September sales rate but the lowest number of homes available for sale since the U.S. Census Bureau began keeping records of this statistic in 1963. We believe that what is necessary now to regain prosperity in housing markets is the return of healthy levels of demand.

According to the U.S. Census Bureau, new single-family residential home permits and starts fell nationally from 2006 through early 2009, as a result and in anticipation of an elevated supply of and decreased demand for new single-family residential homes in that period. Since bottoming in early 2009, however, single-family permits and starts have improved significantly. Single-family homes authorized by building permits in September 2011 were at a seasonally adjusted annual rate of 417,000 units. This was a 3.5% increase year-over-year from the rate of 403,000 in September 2010, and is approximately 23.7% higher than the low of 337,000 set in January 2009. Single-family home starts for September 2011 stood at a seasonally adjusted annual rate of 425,000 units. This pace is down approximately 4.9% from the September 2010 estimate of 447,000 units – as homebuilders continue to adjust their start rate one year after the expiration of the homebuyer tax credit. Again, seasonal comparisons and year-over-year figures between September 2010 home starts and September 2011 home starts are likely distorted by the reduction in new home starts following the June 2010 expiration of the homebuyer tax credit as builders adjusted their inventory levels to match reduced demand. However, the September 2011 pace of home starts is still 20.4% higher than the low of 353,000 set in March 2009. Such increases suggest to us that new home inventories are generally in balance and the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident at the bottom of the new homebuilding cycle.

The primary factors affecting new home sales are home price stability, home affordability, and housing demand. Housing supply may affect both new home prices and the demand for new homes. When the supply of new homes exceeds new home demand, new home prices may generally be expected to decline. Also, home foreclosures cause the inventory of existing homes to increase, which may add additional downward price pressure on home prices. Declining new home prices may result in diminished new home demand as people postpone a new home purchase until such time as they are comfortable that stable price levels have been reached.  The converse point is also true and equally important. When new home demand exceeds new home supply, new home prices may generally be expected to increase; and rising new home prices, particularly at or near the bottom of the housing cycle, may result in increased new home demand as people become confident in home prices and accelerate their timing of a new home purchase. Hence, we intend to concentrate our investments in housing markets with affordable and stable home prices, balanced supply, lower incidences of foreclosures, and strong demand fundamentals. These demand fundamentals are generally job growth, the relative strength of the economy and consumer confidence, household formations, and population growth – both immigration and in-migration.

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

The Harvard Joint Center for Housing Studies forecasts that an average of between approximately 1.25 million and 1.48 million new households will be formed per year over the next ten years. Likewise, The Homeownership Alliance, a joint project undertaken by the chief economists of Fannie Mae, Freddie Mac, the Independent Community Bankers of America, the National Association of Home Builders, and the National Association of Realtors, has projected that 1.3 million new households will be formed per year over the next decade and approximately 1.8 million housing units per year should be started to meet such new demand, including approximately 1.3 million new single-family homes per year based on the estimation of the Homeownership Alliance that 72% of all housing units built will be single-family residences. The U.S. Census Bureau estimates that approximately 951,190 new households were formed in 2010.

While housing woes have beleaguered the national economy, Texas housing markets have held up as some of the healthiest in the country. Furthermore, Texas is the largest homebuilding market in the country based on the U.S. Census Bureau’s measurements of housing permits and starts. We intend to concentrate our initial investment portfolio in Texas as we believe Texas markets, though weakened from their highs in 2007, have remained fairly healthy due to strong demographics, economies and job growth, balanced housing inventories, stable home prices and high housing affordability ratios. Texas did not experience the dramatic price appreciation (and subsequent depreciation) that states such as California, Florida, Arizona, and Nevada experienced. The following graph, created with data from the second quarter 2011 Federal Housing Finance Agency’s (“FHFA”) Purchase Price Only Index, illustrates the declines in home prices nationally, as well as in California, Florida, Arizona, and Nevada over the past few years. Price declines have begun to moderate in those states in recent quarters, though. Further, the graph illustrates how Texas has maintained relative home price stability throughout the downturn. The Standard (Purchase-Only) Home Price Index indicates that Texas had a home price depreciation of -1.91% between the second quarter of 2010 and the second quarter of 2011. However, Texas’ home prices continued to demonstrate more stability than the national average of -5.93%. Further, the index also reports that over the past five years, Texas home prices have appreciated 5.94% compared to a national depreciation of -18.78% over the same time period.

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

Median new home prices in the four major Texas markets have begun to rise. According to numbers publicly released by Metrostudy, a leading provider of primary and secondary market information, the median new home prices for the third quarter of 2011 in the metropolitan areas of Austin, Houston, Dallas, and San Antonio are $218,205, $216,966, $226,995 and $178,011, respectively.

Using the Department of Housing and Urban Development’s estimated 2011 median family income for the respective metropolitan areas of Austin, Houston, Dallas and San Antonio, the median income earner in those areas has 1.48 times, 1.31 times, 1.31 times, and 1.45 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area. These numbers illustrate the affordability of Texas homes, as each of these markets has higher affordability than the national average. Our measurement of housing affordability, as referenced above, is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, based on the average interest rate over the third quarter of 2011 and assuming an annual mortgage insurance premium of 70 basis points for private mortgage insurance, plus a cost that includes estimated property taxes and insurance for the home. Using the Department of Housing and Urban Development’s 2011 income data to project an estimated median income for the United States of $64,200 and the September 2011 national median sales prices of new homes sold of $204,400, we conclude that the national median income earner has 1.36 times the income required to qualify for a mortgage loan to purchase the median-priced new home in the United States. This estimation reflects the increase in home affordability in housing markets outside of Texas over the past 48 months, as new home prices in housing markets outside of Texas generally have fallen. Recently, however, such price declines have begun to stabilize. We believe that such price stabilization indicates that new home affordability has been restored to the national housing market.

Since the national recession’s official end, Texas employment markets have experienced strong job growth. According to the United States Department of Labor, Texas added approximately 248,500 jobs in the 12 months ended September 2011, which was the second largest year-over-year increase of any state in the country. Furthermore, Texas added an even greater amount of jobs in the private sector (281,400) over the past 12 months, which was the largest private sector job increase of any state over the past 12 months and is a growth rate of 3.3%. Since the national recession’s end in June 2009, Texas has added 318,300 net new jobs, which is approximately 37.8% of all net jobs added nationwide over that 27 month period. Further, Texas has added approximately 1.1 million new jobs over the past 10 years, 884,000 in the private sector, in contrast to a loss of approximately 184,000 total jobs and a loss of more than 1 million private sector jobs in the country as a whole. From September 2010 to September 2011 Austin added 17,500 jobs year-over-year. Dallas-Fort Worth added 79,600 jobs over that same time period, which was the greatest job gain of any city in the country over the past 12 months, just ahead of Houston, which enjoyed the second greatest job gain of any city in the country in that time. Houston added 68,200 jobs over that period and San Antonio added 9,200 jobs in that time.

Texas’ unemployment rate rose year-over-year to 8.5% in September 2011 from 8.2% in September 2010. The increase in the state unemployment rate is likely due to a growth in Texas’ labor force, as Texas has added an estimated 148,100 workers to its labor force over the past 12 months, which is an all-time high. The growth in Texas’ labor force stands in contrast with the national labor force, which has fallen by approximately 936,000 workers, as of September 2011, from its peak in October 2008 and fell by approximately 107,000 over the past 12 months. The national unemployment rate fell year-over-year from September 2010 (9.6%) to September 2011 (9.1%). In addition, all four major Texas labor markets have unemployment rates below the national unemployment rate.

We believe that Texas cities will continue to be among the first in the country to recover based on employment figures, consumer confidence, gross metropolitan product, and new home demand. According to the Texas Workforce Commission, Texas tends to enter into recessions after the national economy has entered a recession and usually leads among states in the economic recovery. The National Bureau of Economic Research has concluded that the U.S. economy entered into a recession in December 2007, ending an economic expansion that began in November 2001. We believe, based on transitions in the Texas Leading Index as prepared by the Federal Reserve Bank of Dallas, that Texas entered into recession in late Fall 2008, trailing the national recession by nearly a year and emerged from the recession in the late spring of 2009. We believe the Texas economy is now leading the national economic recovery. The Texas Leading Index has risen significantly since reaching a low of 100.5 in March 2009 and, as of August 2011, was 119.6, which is higher than at any period during 2009 or 2010. The Texas Leading Index, produced monthly by the Federal Reserve Bank of Dallas, combines eight measures that tend to anticipate changes in the Texas business cycle by approximately three to nine months. The index has either risen or remained constant for nine consecutive months.

Further, we believe Texas consumers are beginning to return to their normal consumption habits. The aggregate value of state sales tax receipts in Texas increased 11.8% year-over-year in September 2011 from September 2010 – the 18th consecutive month in which Texas has experienced year-over-year improvement in sales tax receipts.

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

The national foreclosure tracking service, RealtyTrac, estimates that the Texas foreclosure rate continues to be significantly stronger than the national average. We do not expect the four major Texas housing markets to be materially adversely affected by foreclosures and anticipate that home foreclosures will continue to be mostly concentrated in the bubble market states of California, Florida, Arizona and Nevada. The mortgage analytic company, CoreLogic, reports that, through the second quarter of 2011, approximately 46.1% of all homes with negative equity were located in one of those four states compared to approximately just 3.1% of all the negative equity homes in the country that were located in the state of Texas. Homebuilding and residential construction employment will likely remain generally weak for some time, but Texas again will likely continue to outperform the national standards. From September 2010 to September 2011, Texas added 35,400 jobs in the construction sector according to the Bureau of Labor Statistics, which is approximately 95% of all construction jobs added in the country during that time period (37,000). We believe that Texas’ housing sector is healthier, the cost of living and doing business is lower, and its economy is more dynamic and diverse than the national average.

In contrast to the conditions of many homebuilding markets in the country, new home sales are greater than new home starts in Texas markets, indicating that homebuilders in Texas continue to focus on preserving a balance between new home demand and new home supply. We believe that homebuilders and developers in Texas have remained disciplined on new home construction and project development. New home starts are outpaced by new home sales in all four major Texas markets where such data is available: Austin, Dallas-Fort Worth, Houston and San Antonio. Inventories of finished new homes and total new housing (finished vacant, under construction, and model homes) remain at generally healthy and balanced levels in all of these major Texas markets. Each major Texas market experienced a rise in the number of months of finished lot inventories as homebuilders began reducing the number of new home starts in 2008, causing each major Texas market to reach elevated levels. However, the number of finished lots available in each market has fallen significantly even though the months’ supply remains elevated. Furthermore, finished lot shortages are beginning to emerge in many desirable submarkets in the major Texas markets. This is a trend that we expect to continue as the lack of commercial financing for development has constrained finished lot development over the past three and one-half years even as new home demand and sales continue. We believe that such demand and sales will increase and these finished lot shortages will become more pronounced in coming quarters. As of September 2011, Houston has an estimated inventory of finished lots of approximately 36.6 months, Austin has an estimated inventory of finished lots of approximately 38.5 months, San Antonio has an estimated inventory of finished lots of approximately 34.1 months and Dallas-Fort Worth has an estimated inventory of finished lots of approximately 53.2 months. A 24-28 month supply is considered equilibrium for finished lot supplies.

As stated previously, the elevation in month’s supply of finished lot inventory in Texas markets owes itself principally to the decrease in the pace of annual starts rather than an increase in the raw number of developed lots, and as the homebuilders begin to increase their pace of home starts, we expect to see the month’s supply of lot inventory rapidly improve. Indeed, the raw number of finished lots available in each Texas market has been significantly reduced from their peaks. Since peaking in the first quarter of 2008, Houston’s finished lot supply is down 27.1% from 73,047 to 53,235 in the third quarter of 2011. San Antonio’s finished lot inventory has fallen 31.1% to 19,248 since peaking at 27,937 in the second quarter of 2008. Austin’s finished lot inventory peaked in the first quarter of 2009 at 27,176, and is down 26.0% to 20,100. The finished lot inventory for Dallas-Fort Worth peaked in the first quarter of 2008 at 91,787 lots and has fallen 33.5% to 61,063 lots. Such inventory reduction continued in the third quarter of 2011 in all four of these markets as the number of finished lots dropped by more than 600 in Austin, nearly 1,900 in Dallas-Fort Worth, more than 1,000 in Houston, nearly 100 in San Antonio. Annual starts in each of the Austin, San Antonio, Houston and Dallas-Fort Worth markets are outpacing lot deliveries, and we expect to see increased finished lot sales through 2011 as homebuilders replenish their inventory.

Although Texas markets continue to be some of the strongest homebuilding markets in the country, the pace of homebuilding in Texas has slowed over the past four years as a result of the national economic downturn and reduced availability of construction financing. According to the Federal Deposit Insurance Corporation, banks in the Dallas region1 reduced their construction and development loans by 5.5% from the first quarter of 2011 to the second quarter of 2011 – the 13th straight quarterly decline in the region’s construction and development outstanding loan portfolio. While the decline in housing starts has caused the month supply of vacant lot inventory to become elevated from its previously balanced position, it has also preserved a balance in housing inventory. Annual new home sales in Austin outpace starts 6,514 versus 6,272, with annual new home sales declining year-over-year by approximately 17.5%. Finished housing inventory stands at an elevated level of 3.6 months, while total new housing inventory (finished vacant, under construction and model homes) stands at an elevated supply of 8.1months. The generally accepted equilibrium levels for finished housing inventory and total new housing inventory are a 2-to-2.5 month supply and a 6.0 month supply, respectively. Like Austin, San Antonio is also a relatively healthy homebuilding market. Annual new home sales in San Antonio run ahead of starts 6,926 versus 6,783, with annual new home sales declining year-over-year by approximately 17.9%. Finished housing inventory fell to a healthy level of a 2.1 month supply. Total new housing inventory held at a strong 6.4 month supply. Houston, too, is a healthy homebuilding market. Annual new home sales there outpace starts 18,153 versus 17,434, with annual new home sales declining year-over-year by approximately 18.8%. Finished housing inventory is generally healthy at a 2.8 month supply while total new housing inventory fell to a slightly elevated 6.9 month supply, respectively. Dallas-Fort Worth is a relatively healthy homebuilding market as well. Annual new home sales in Dallas-Fort Worth outpace starts 14,507 versus 13,773, with annual new home sales declining year-over-year by approximately 18.2%. Finished housing inventory stands at a healthy 2.5 month supply, while total new housing inventory rose to a slightly elevated 7.2 month supply. All numbers are as released by Metrostudy, leading provider of primary and secondary market information.

1	FDIC Dallas Region is composed of Arkansas, Colorado, Louisiana, Mississippi, New Mexico, Oklahoma, Tennessee, and Texas.

The Real Estate Center at Texas A&M University has reported that existing housing inventory levels remained elevated from the second quarter of 2011 to the third quarter of 2011. Through September 2011, the number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth and Lubbock was 5.5 months, 6.9 months, 6.0 months, 6.2 months, and 7.5 months, respectively. San Antonio’s inventory remained more elevated with a 7.6 month supply of homes for sale. Like new home inventory, a 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market. Through September 2011, the number of existing homes sold to date in (a) Austin was 16,385, up 5% year-over-year; (b) San Antonio was 14,212, down 2% year-over-year; (c) Houston was 45,121, up 2% year-over-year, (d) Dallas was 32,630, down 2% year-over-year, (e) Fort Worth was 6,178, down 4% year-over-year, and (f) Lubbock was 2,163, down 5% year-over-year. These figures and year-over-year comparisons are likely distorted by the presence and expiration of the federal homebuyer tax credit in June 2010 that likely pulled demand forward in the first six months of 2010 at the expense of demand in subsequent quarters.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010

Revenues

Revenues for the three months ended September 30, 2011, were approximately $1,247,000 compared to approximately $1,382,000 for the comparable period in the prior year.  This decrease of approximately $135,000 was due primarily to the decrease in outstanding balances of affiliate interim mortgage loans and the reduction in the interest rate on the UMTHLC Deficiency note from 10% to 6% effective January 1, 2011, lower balances in the residential mortgage portfolio and lower outstanding balances in the non-affiliate LOC and interim construction loan balances during the quarter ended September 30, 2011 compared to the same period in the prior year.  These factors decreased interest income by approximately $23,000, $36,000 and $76,000, respectively.  Revenues from interim loans accounted for approximately 27% of revenues for the three months ended September 30, 2011 compared to 40% in the same period in the prior year.  The decline in our interim portfolio was a function of our intention to cease the origination of and reduce our investment in interim construction loans secured by modular and manufactured homes and related lots.

Revenues for the nine months ended September 30, 2011, were approximately $3,938,000 compared to approximately $5,869,000 for the comparable period in the prior year.  This decrease of approximately $1,931,000 was due primarily to the decrease in outstanding balances of affiliate interim mortgage loans and the reduction in the interest rate on the UMTHLC Deficiency note from 10% to 6% effective January 1, 2011, reserving for the Recourse Note interest income effective July 1, 2010 and lower outstanding balances in the non-affiliate LOC and interim construction loan balances during the nine months ended September 30, 2011 compared to the same period in the prior year.  These factors decreased interest income by approximately $1,146,000, $516,000 and $295,000, respectively.  These decreases were offset by approximately $26,000 of increased interest income earned on residential mortgages.  Revenues from interim loans accounted for approximately 32% of revenues for the nine months ended September 30, 2011 compared to 50% in the same period in the prior year.  The decline in our interim portfolio was a function of our intention to cease the origination of and reduce our investment in interim loans.

During the three months ended September 30, 2011 and September 30, 2010, approximately 26% and 28%, respectively, of our revenues were derived from lines of credit and lot banking transactions, (these secured loans for the acquisition and development of single-family home lots are referred to as “land development loans”, “construction loans” and “lot banking transactions”).  During the nine months ended September 30, 2011 and September 30, 2010, approximately 24% and 19%, respectively, of our revenues were derived from lines of credit and lot banking transactions.  At September 30, 2011, our investment in the lines of credit to our affiliate, UDF, through the Economic Interest Agreement, and lot banking transactions, was approximately $71 million.  We anticipate our investment in construction loans will increase during the remainder of 2011, facilitated by the Company’s line of credit and continued emphasis on this type of investment activity.

During the three months ended September 30, 2011 and 2010, respectively, approximately 0%  of our revenues were derived from secured promissory notes issued by affiliates pursuant to their accrued obligations to reimburse UMT for any defaulted loans that we acquired from them, which notes we refer to as “Recourse Obligations.”  During the nine months ended September 30, 2011 and September 30, 2010, respectively, approximately 0% and 9% of our revenues were derived from the secured promissory notes described above.

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

Expenses

Operating expenses for the three months ended September 30, 2011 and September 30, 2010, were approximately $899,000 and $1,068,000, respectively.  Operating expenses for the nine months ended September 30, 2011 and September 30, 2010, were approximately $2,700,000 and $3,483,000, respectively.  The decrease from the prior year is due primarily to lower trust administrative fees, lower general and administrative expenses and lower provision for loan loss expense during the three and nine month periods ended September 30, 2011.  Fluctuations in operating expense line items are discussed in more detail below for the three and nine month periods ended September 30, 2011:

Trust administration fees – Approximately $250,000 and $289,000 (a 13% decrease) between the comparable three month periods ended September 30, 2011 and 2010, respectively, and  approximately $750,000 and $845,000 (an 11% decrease) between the comparable nine month periods ended September 30, 2011 and 2010, respectively. This fee is approximately 1/12 of 1.0% monthly of total assets under management, however the annual fee has been limited to a total of $1,000,000 in 2011.

General and administrative expenses - Approximately $303,000 and $348,000 (a 13% decrease) between the comparable three month periods ended September 30, 2011 and 2010, respectively, and approximately $974,000 and $1,307,000 (a 25% decrease) between the comparable nine month periods ended September 30, 2011 and 2010, respectively.  The decrease was primarily due to lower REO expenses resulting from converting certain REO properties to seller financed residential mortgages and leasing the residential REO properties to qualifying tenants and lower general and administrative expenses offset by higher interest expense due to the additional leverage from the new bank line of credit facility entered into by the Company with an outstanding balance of approximately $1,175,000 at September 30, 2011 and the private note sales that began in January 2011 with an outstanding balance of $345,000 at September 30, 2011.

Provision for loan losses - The Company recorded a provision for loan losses for the three months ended September 30, 2011 and 2010 of approximately $180,000 and $303,000, respectively.  For the nine months ended September 30, 2011 and 2010, we recorded a provision of approximately $540,000 and $991,000, respectively.  The Company realized loan losses of approximately $316,000 and $148,000 during the comparable three-month periods of 2011 and 2010, respectively.  For the nine months ended September 30, 2011 and 2010, the Company realized loan losses of approximately $684,000 and $636,000, respectively.  The provision for loan losses expense estimate was lowered in 2011 as management believes the Company is adequately reserved for expected future losses at this time however loss reserves are estimates of future losses based on historical default rates, estimated losses on the sale of real estate owned and expectations of future economic conditions and activity.  The Company continually re-evaluates collateral value on specific loans deemed to be affected by current mortgage and housing environments and intends to establish reserves for any expected deficiencies that are not otherwise secured.  From inception through September 30, 2011, we have acquired approximately $887 million of loans.  We have recorded losses approximating 2.06% of those assets to date.  We anticipate loan losses to continue, primarily in our long-term and un-affiliated construction loan portfolio, and therefore continue to assess the adequacy of our loan loss reserves.

Net income was approximately $348,000 and $314,000 for the three months ended September 30, 2011 and 2010, respectively.  Net income was approximately $1,238,000 and $2,387,000 for the nine months ended June 30, 2011 and 2010, respectively.  Specific variances are explained in more detail above.  Earnings per share of beneficial interest for the three months ended September 30, 2011 and 2010 were $0.05 and $0.05 per share, respectively. Earnings per share of beneficial interest for the nine months ended September 30, 2011 and 2010 were $0.19 and $0.37 per share, respectively.

Distributions

Our dividend rate is fixed quarterly by our trustees.  As such, the dividend rate may fluctuate up or down.  Earnings are affected by various factors including use of leverage, current yield on investments, loan losses, general and administrative operating expenses and amount of non-income producing assets.  Distributions, per weighted average share of beneficial interest, to shareholders were $0.14 and $0.15 per share for the three months ended September 30, 2011 and 2010, respectively and $0.43 and $0.44 per share for the nine months ended September 30, 2011 and 2010, respectively.  The dividend portion of the distributions for the nine months ended September 30, 2011 was $0.19.  The portion of these distributions that did not represent a dividend represented a return of capital.

LIQUIDITY AND CAPITAL RESOURCES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Sources and Uses of Funds

Cash flows from operating activities are generally the result of net income adjusted for provision for loan losses, depreciation and amortization expense and (increases) decreases in accrued interest receivable and accounts payable and accrued liabilities (including affiliates).  Cash provided by operations was approximately $703,000 and $1,740,000 during the nine months ended September 30, 2011 and 2010, respectively.

Cash flows provided by or used in investing activities generally reflect payments received from and fundings for lending activities.  Cash flows from investing activities were approximately $987,000 during the nine months ended September 30, 2011.  The Company used approximately $1,678,000 in investing activities during the nine months ended September 30, 2010.

Cash flows from financing activities generally reflect proceeds from the issuance of shares, borrowings or repayments on the line of credit, the purchase of treasury stock and the payment of dividends.  Cash of approximately $1,441,000 and $80,000 was used by financing activities during the nine months ended September 30, 2011 and 2010, respectively.

Credit Facilities

During August 2009, the Company entered into a revolving line of credit facility with a bank for $5,000,000.  The line of credit bears interest at prime plus one percent, with a floor of 5.50%, and requires monthly interest payments.  Principal and all unpaid interest will be due at maturity, which is August 2012.  The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit.  The outstanding balance on this line of credit at September 30, 2011 and December 31, 2010 was approximately $4,051,000 and $4,408,000, respectively.

In May 2011, the Company entered into a revolving line of credit facility with a bank for $4,300,000.  The line of credit bears interest at prime plus 1.50% with a floor of 5.0%, and requires monthly interest payments.  Principal and all unpaid interest will be due at maturity, which is May 27, 2014.  The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit.  The outstanding balance on this line of credit at September 30, 2011 was approximately $1,175,000.

On April 21, 2010, the Company entered into a new term loan credit facility with a bank for $1,600,000.  The loan bears interest at prime plus one percent, with a floor of 7.0%, and requires monthly interest payments.  Principal and all unpaid interest will be due at maturity which is October 21, 2011.  The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan.  The outstanding balance on this loan at September 30, 2011 and December 31, 2010 was approximately $1,107,000.

In August 2011, the Company entered into a revolving line of credit facility with a bank for $250,000.  The line of credit bears interest at prime plus 1.50% with a floor of 4.75%, and requires monthly interest payments.  Principal and all unpaid interest will be due at maturity, which is August 1, 2012.  The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit.  The outstanding balance on this line of credit at September 30, 2011 was approximately $104,000.

On January 27, 2011, United Mortgage Trust initiated a private offering of Secured Subordinated Notes (“Notes,” to accredited investors “Note Holders”).  The Notes are being offered through a wholly owned subsidiary, UMT Home Finance II, L.P. (“HF II”).  HF II is a Delaware limited partnership that was formed on November 29, 2010 as a Special Purpose Entity, (“SPE”), for the purpose of originating and holding loans made to fund the acquisition of finished lots and the construction of single-family homes on the subject lots (“Loans”).  HF II will issue up to $5 million in 7.5% Notes.  The Notes will be secured by an undivided security interest on the pool of loans owned by HF II.  The offering of the Notes is not registered under the Securities Act, in reliance upon the exemption from registration for non-public offerings provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933.  As of September 30, 2011 approximately $345,000 had been raised through this private placement.

Our primary sources of funds for liquidity consist of our dividend reinvestment plan, repayments of principal on our loans made to purchase mortgage investments, and bank lines of credit.  The table below summarizes certain liquidity sources and uses for the nine-month periods ended September 30, 2011 and September 30, 2010:

	2011	2010
Shares issued	18,866	26,626
Proceeds from issuance of shares of beneficial interest	$296,000	$423,000
Number of shares returned to treasury	9,861	23,829
Purchase of treasury stock	$(207,000)	$(429,000)
Principal receipts:
First lien mortgage notes and trust receivables	$841,000	$1,247,000
Real estate owned (investments)	$2,201,000	$3,415,000
Interim loans	$325,000	$54,000
Interim loans, affiliates	$397,000	$9,662,000
Lines of credit	$833,000	$22,924,000
Lines of credit, affiliates	$(1,371,000)	$3,613,000
Net borrowings – lines of credit payable	$922,000	$2,558,000

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

Shares issued in the aggregate, as of September 30, 2011 and 2010 were 8,318,632 and 8,291,242, respectively.  Shares retired to treasury through our share redemption plan in the aggregate were 1,883,064 and 1,865,562 through September 30, 2011 and 2010, respectively. Total shares outstanding were 6,435,568 and 6,425,680, at September 30, 2011 and 2010, respectively.  As of September 30, 2011, inception to date gross offering proceeds from all public offerings were approximately $165,841,000 and net proceeds after fees, marketing reallowance and commissions were approximately $147,113,000.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, consisting of the individual who serves as our President, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2011.  Based on such evaluation, management has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the third fiscal quarter of 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There is currently no established public trading market for our shares.  As an alternative means of providing limited liquidity for our shareholders, we maintain a Share Redemption Plan, (“SRP”).  Our trustees have the discretion to modify or terminate the SRP upon 30 day’s notice.  Under the terms of our plan as modified and effective on May 1, 2009 (see below for a further description of the plan modifications), shareholders who have held their shares for at least one year are eligible to request that we repurchase their shares. In any consecutive 12 month period we may not repurchase more than 5% of the outstanding shares at the beginning of the 12 month period. The repurchase price is based on the “Net Asset Value” (NAV) as of the end of the month prior to the month in which the redemption is made. The NAV will be established by our Board of Trustees no less frequently than each calendar quarter.  For reference, at September 30, 2011 and December 31, 2010 the NAV was $15.50 and $15.74 per share, respectively. Under the prior SRP terms, the redemption price was $20.00 per share. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests. A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that the request is made within 270 days after of the event giving rise to such exigent circumstances.  Previously, there was no hardship exemption.  Shares will be redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter will be carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Previously, shares were redeemed monthly.  Repurchases are subject to cash availability and Trustee discretion. Previously, the SRP provided that repurchases were subject to the availability of cash from the DRIP or the Company’s credit line. We have also purchased a limited number of shares outside of our SRP from shareholders with special hardship considerations.

The Company complies with Distinguishing Liabilities from Equity topic of FASB Accounting Standards Codification, which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value.  We believe that shares tendered for redemption by the shareholder under the Company’s share redemption program do not represent a mandatory obligation until such redemptions are approved at the discretion of our board of trustees.  At such time, we will reclassify such obligations from equity to an accrued liability based upon their respective settlement values.  As of September 30, 2011, we had approximately $52,000 of approved redemption requests included in our liabilities.  These shares were redeemed in October.

Share repurchases have been at prices between $15.58 and $20 per share. Shares repurchased at the lower price were 1) shares held by shareholders for less than 12 months or 2) shares purchased outside of our SRP.  Our stated NAV at September 30, 2011 and December 31, 2010 was $15.50 and $15.74 per share, respectively.

The following table sets forth information relating to shares of beneficial interest repurchased into treasury during the period covered by this report.

Month	Total number of shares repurchased	Average Purchase Price	Total number of shares purchased as part of a publicly announced plan	Total number of shares purchased outside of plan
January	2,574	$15.79	2,574	-
February	-	-	-	-
March	-	-	-	-
April	2,516	$15.74	2,516	-
May	893	$15.67	893	-
June	-	-	-	-
July	1,012	$15.67	1,012	-
August	2,505	$15.67	2,505	-
September	361	$15.58	361	-
Totals	9,861	$15.72	9,861	-

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

10.12	Guaranty dated December 31, 2005 between the Company and Ready Mortgage Corp. (incorporated by reference from Form 8-K filed March 31, 2006)

10.13	Guaranty dated December 31, 2005 between the Company and WLL, L.P. (incorporated by reference from Form 8-K filed March 31, 2006)

10.14	Guaranty dated December 31, 2005 between the Company and UMT Holdings, L.P. (incorporated by reference from Form 8-K filed March 31, 2006)

10.15	Intercreditor and Subordination Agreement dated December 31, 2005 between the Company and UMT Holdings, L.P. (incorporated by reference from Form 8-K filed March 31, 2006)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document (furnished herewith)

101.SCH**	XBRL Taxonomy Extension Schema Document (furnished herewith)

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

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

UNITED MORTGAGE TRUST

Date: November 14, 2011	By	/s/ Stuart Ducote
President