Form 10-K
period 2011-12-31
UNITED MORTGAGE TRUST
filed 2012-03-30
CIK 101390

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended

December 31, 2011.

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

Yes ☒                                           No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒                                           No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

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

There is currently no established public market on which the Company’s common shares are traded. The aggregate market value of the registrant’s shares of beneficial interest held by non-affiliates of the registrant at June 30, 2011 computed by reference to the price at which the common equity was last sold was $100,794,533

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

As of March 30, 2012, 6,437,466 of the Registrant's Shares of Beneficial Interest were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference to the Registrant’s definitive proxy statement for the 2012 annual meeting of shareholders.

PART I

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not statements of fact and can be identified by words such as “anticipate,” “expect,” “estimate,” “intend,” “seek,” “plan,” “will,” “should,” “may” and similar terms, including their negative forms, and also by references to strategies, plans or intentions. Such statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the availability of and our ability to find suitable mortgage investments; the difficulties of the real estate industry generally in response to the “sub-prime crisis,” the “credit crisis,” the current difficulties in the housing and mortgage industries including the impact thereof on the homebuilding industry, the current negative economic environment and changes in economic and credit market conditions, changes in interest rates, our ability to adapt to changing circumstances, the continued financial viability of affiliates to whom we have extended loans, the level of reinvestment of dividends by our shareholders in our dividend reinvestment plan and the requirement to maintain qualification as a real estate investment trust. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore we cannot give assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or by any other person that the results or conditions described in such statements or in our objectives and plans will be realized. Readers should carefully review our financial statements and the notes thereto, as well as the risk factors described in Item 1A and in our other filings with the Securities and Exchange Commission.

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

Our principal investment objectives are to invest proceeds from our dividend reinvestment plan, financing proceeds, proceeds from the repayment of our loans, capital transaction proceeds and retained earnings in the following types of investments: (i) first lien secured interim mortgage loans with initial terms of 12 months or less for the acquisition and renovation of single-family homes, which we refer to as “Interim Loans”; (ii) secured, line of credit to UMTH Lending Company, L.P. for origination of Interim Loans; (iii) lines of credit and secured loans for the acquisition and development of single-family home lots, referred to as “Land Development Loans”; (iv) lines of credit and loans secured by developed single-family lots, referred to as “Finished Lot Loans”; (v) lines of credit and loans secured by completed model homes, referred to as “Model Home Loans”; (vi) loans provided to entities that have recently filed for bankruptcy protection under Chapter 11 of the U.S. bankruptcy code, secured by a priority lien over pre-bankruptcy secured creditors, referred to as “Debtor in Possession Loans”, (vii) lines of credit and loans, with terms of 18 months or less, secured by single family lots and homes constructed thereon, referred to as “Construction Loans”; (viii) first lien secured mortgage loans with terms of 12 to 360 months for the acquisition of single-family homes, referred to as “Residential Mortgages”, and, (ix) discounted cash flows secured by assessments levied on real property. We collectively refer to the above listed loans as “Mortgage Investments”. Additionally, our portfolio includes obligations of affiliates of our Advisor, which we refer to as “recourse obligations.”

The typical terms for residential mortgages, contracts for deed and interim loans (collectively referred to as “mortgage investments”) are 360 months, 360 months and 12 months, respectively. The five-year line of credit loan we have extended to United Development Funding, L.P. (“UDF”) was extended for one year on December 31, 2011 and is now scheduled to mature on December 31, 2012. Finished lot loans and builder model home loans are expected to have terms of 12 to 48 months.  The majority of  interim loans are covered by recourse agreements that obligate either a third party with respect to the performance of a purchased loan, or a borrower that has made a corresponding loan to another party (the "underlying borrower"), to repay the loan if the underlying borrower defaults. Our loans to UDF are secured by the pledge of all of UDF’s land development loans and equity participations, and are subordinated to its senior debt.

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

INVESTMENT OBJECTIVES AND POLICIES OF UNITED MORTGAGE TRUST

PRINCIPAL INVESTMENT OBJECTIVES

Our principal investment objectives are to invest proceeds from our dividend reinvestment plan, financing proceeds, capital transaction proceeds and retained earnings in the following types of investments:

(i)	first lien secured interim mortgage loans with initial terms of 12 months or less for the acquisition and renovation of single-family homes, which we refer to as “Interim Loans”;
(ii)	secured line of credit to UMTH Lending Company, L.P. for origination of Interim Loans;
(iii)	lines of credit and secured loans for the acquisition and development of single-family home lots, referred to as “Land Development Loans”;
(iv)	lines of credit and loans secured by developed single-family lots, referred to as “Finished Lot Loans”;
(v)	lines of credit and loans secured by completed model homes, referred to as “Model Home Loans”;
(vi)	loans provided to entities that have recently filed for bankruptcy protection under Chapter 11 of the US bankruptcy code, secured by a priority lien over pre-bankruptcy secured creditors, referred to as “Debtor in Possession Loans”;
(vii)	lines of credit and loans, with terms of 18 months or less, secured by single family lots and homes constructed thereon, referred to as “Construction Loans”;
(viii)	first lien secured mortgage loans with terms of 12 to 360 months for the acquisition of single-family homes, referred to as “Residential Mortgages”; and

(ix)	discounted cash flows secured by assessments levied on real property.

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

As of December 31, 2011, our portfolio was comprised of:

Mortgage Loan Category:	Percentage of Mortgage Portfolio:
First lien secured interim mortgages 12 months or less and residential mortgages and contracts for deed	21%
Secured LOC to UMTH Lending Co., L.P.	7%
Land development loans	68%
Finished lot loans	2%
Construction loans	2%

We no longer purchase Interim Loans. In 2011, we decreased our investment in our affiliated line of credit to UMTH Lending Co., L.P., secured by Interim Loans, by approximately $530,000. We plan to invest in Residential Mortgages to facilitate the sale of homes securing our Interim Loans. We plan to invest in Construction Loans for the construction of new single family homes. We plan to continue to invest in Land Development Loans, Finished Lot Loans, and Model Home Loans because, 1) Land Development Loans and Finished Lot Loans have provided us with suitable collateral positions, well capitalized borrowers and attractive yields; and, 2) Model Home Loans and Construction Loans are expected to provide us with suitable collateral positions, well capitalized borrowers and attractive yields. Model Home and Construction Loans are expected to produce higher yields commensurate with Land Development Loans, Finished Lot Loans and the Subordinate Line of Credit secured by Interim Loans. As we phase out of Interim Loans we will increase the percentage of our portfolio invested in Land Development Loans, Finished Lot Loans, Model Home Loans, Debtor in Possession Loans, and Construction Loans, until market conditions indicate the need for an adjustment of the portfolio mix.

UNDERWRITING CRITERIA

We will not originate residential mortgage loans, except to facilitate the resale of a foreclosed property.  Funds awaiting investment in Mortgage Investments will be invested in government securities, money market accounts or other assets that are permitted investments for REITs.  See “Temporary Investments” below.

The underwriting criteria for Mortgage Investments are as follows:

(1)	Priority of Lien

·	Land Development Loans and Finished Lot Loans must be secured by a first lien, second lien or a pledge of partnership interest that is insured by a title company. Second liens are subject to the Loan-to-Value (“LTV”) limitations set forth below.
·	Subordinate Line of Credit Secured by Interim Loans will be secured by a second lien, insured by a title company, and is subject to the Loan-to-Value limitations set forth below.
·	Interim Loans purchased must be secured by a first lien that is insured by a title insurance company.
·	Model Home Loans and Construction Loans will be secured by a first lien or a second lien that is insured by a title insurance company. Second liens are subject to the Loan-to-Value (“LTV”) limitations set forth below.
·	Residential Mortgages will be secured by a first lien that is insured by a title insurance company.
·	Credit Enhancements must be secured by first or second liens or pledges of partnership interests.
·	Debtor in Possession Loans will be secured by a priority lien over pre-bankruptcy secured creditors and a claim with super-priority over administrative expenses allowed by the bankruptcy court.

(2)	Rate and Fees

·	Our advisor, UMTH General Services, L.P. (“UMTHGS” or our “Advisor”) seeks to acquire Mortgage Investments that will provide us with a satisfactory net yield. Net yield is determined by the yield realized after payment of note servicing fees, if any, and administrative costs (ranging from 1% to 2% of our average invested assets). Rates will be either adjustable or fixed. No loans will be purchased at a premium above the outstanding principal balance. Our investment policy allows for acquisition of loans at various rates. Fees charged for Credit Enhancements will be determined by the degree of risk as determined and recommended by our Advisor. Credit Enhancement fees are expected to range between 0.5% and 3% per annum.

(3)	Term and Amortization

·	There is no minimum term for the loans we acquire.
4

·	Land Development Loans, Finished Lot Loans and Model Home Loans will generally have terms from 24 to 48 months.
·	Construction Loans will generally have terms of 12 to 18 months.
·	Interim Loans and Subordinate Interim Loans will generally have terms of 12 months or less.
·	Generally, Land Development Loans, Finished Lot Loans, Model Home Loans, Construction Loans and Interim Loans do not amortize. They are interest only loans with the principal paid in full when the loans mature.
·	Residential Mortgages will generally have terms and amortizations from 180 to 360 months.
·	Debtor in Possession Loans will generally have terms and amortizations from 6 to 60 months.
·	Credit Enhancements will range from 12 to 48 months.

(4)	Loan-to-Value (“LTV”), Investment-to-Value Ratio (“ITV”), Combined LTV Ratio (“CLTV”)

·	Land Development Loans, Finished Lot Loans, Residential Mortgages and Construction Loans: Except as set forth below, loans purchased may not exceed an 85% ITV. Except as set forth below, Land Development Loans, Finished Lot Loans, Residential Mortgages and Construction Loans will not exceed 85% of the value of the collateral securing the indebtedness (the LTV of the loan). The purchase of, or investment in, subordinate liens, secured loans or partnership interests securing loans will not exceed a CLTV of 85%, (subject to the exceptions listed below). May not exceed 85% LTV for first liens and 100% CLTV for second lien loans. CLTV shall mean the sum of all indebtedness senior to us plus the sum of our investment or loan.
·	Model Home Loans: LTV may not exceed 93% of each first lien loan, and will be a part of a pool of model home collateral and will also be cross-collateralized. CLTV may not exceed 100% of second lien loans. All expenses associated with the model home are borne by the home builder.
·	Subordinated Interim Loans and Interim Loans: Loans will not exceed a 75% CLTV without approval by our Board of Trustees.
·	Residential Mortgages: May not exceed 85% ITV and 85% LTV.
·	Debtor in Possession Loans will not exceed a 75% ITV.

(5)	Seasoning

·	None of the types of loans we currently purchase, or intend to purchase, are subject to seasoning requirements.

(6)	Borrower, Loan and Property Information

·	Land Development Loans, Finished Lot Loans, Model Homes Loans, Construction Loans, and Credit Enhancements: Borrower, loan and property information will be in accordance with guidelines set forth by the originating entities, United Development Funding and UMTH Land Development, L. P., including economic feasibility studies, engineering due diligence reports, exit strategy analysis, and construction oversight requirements. UMTHGS or our “Advisor”, our Advisor, will periodically monitor compliance and changes to underwriting guidelines.
·	Residential Mortgages: Borrower, loan and property information will be in accordance with guidelines set forth by the originating entities, UMTH Lending Company, L. P. UMTHGS or our Advisor; our Advisor will periodically monitor compliance and changes to underwriting guidelines.
·	Interim Loans: Loans shall be underwritten in accordance with the guidelines established by the originating company, UMTH Lending Company, L.P., including borrower and property information. Our Advisor will periodically monitor compliance and changes to underwriting guidelines.
·	Debtor in Possession Loans will be reviewed and underwritten on a case by case basis by our Advisor, due to their unique characteristics. Our Advisor will employ the services of outside consultants, when and if necessary, to effectively evaluate each opportunity.

(7)	Appraisals

·	Land Development Loans, Finished Lot Loans, Construction Loans, Residential Mortgages and Model Home Loans: Appraisal must demonstrate that the LTV, ITV or CLTV is in compliance with the above referenced LTV, ITV and CLTV standards. Loans exceeding LTV, ITV and CLTV guidelines must note the criteria on which the exception was based.
·	Subordinate Interim Loans and Interim Loans: Appraisal must demonstrate that the CLTV or ITV is not more than 75% (subject to the exceptions set forth in 4 above).
·	Debtor in Possession loans will be underwritten on a case by case basis, given their unique characteristics and circumstances.
·	The appraisals must be performed by appraisers approved by our Advisor.

(8)	Credit

·	Subordinate Interim Loans, Residential Mortgages and Interim Loans: Minimum credit scores and corresponding down payment requirements will be in accordance with the guidelines set by the originating company (currently UMTH Lending Company, L.P.). UMTHGS will periodically monitor compliance and changes to underwriting guidelines.
·	Land Development Loans, Finished Lot Loans, Model Home Loans, Construction Loans and Credit Enhancements: Extensions of credit to borrowers will be determined in accordance with net worth and down payment requirements prescribed by the originating companies (currently United Development Funding and UMTH Land Development, L.P.). UMTHGS as Advisor to UMT shall periodically monitor compliance and changes to underwriting guidelines

(9)	Hazard Insurance

·	Loans that are secured by a residence must have an effective, prepaid hazard insurance policy with a mortgagee's endorsement for our benefit in an amount not less than the outstanding principal balance on the loan. We reserve the right to review the credit rating of the insurance issuer and, if deemed unsatisfactory, request replacement of the policy by an acceptable issuer.

(10)	Geographical Boundaries

·	We may purchase Mortgage Investments and provide Credit Enhancements for real estate projects in any of the 48 contiguous United States.

(11)	Mortgagees' Title Insurance

·	Each Mortgage Investment purchased must have a valid mortgagees' title insurance policy insuring our lien position in an amount not less than the outstanding principal balance of the loan. Such title policy shall be issued by a title insurance company with an “S - Substantial” rating or higher, as rated by Demotech, Inc., an independent financial analysis firm, or other similar standard as set forth by our board of trustees.

(12)	Guarantees, Recourse Agreements, and Mortgage Insurance

·	Subordinate Interim Loans, Interim Loans and Residential Mortgages purchased shall contain personal guarantees of the borrower or principal of the borrower.
·	Subordinate Interim Loans and Interim Loans shall afford full recourse to the originating company.
·	Land Development Loans, Finished Lot Loans, Model Home Loans, Construction Loans and Credit Enhancements shall have guarantees and collateral arrangements as determined by the originating companies (United Development Funding and UMTH Land Development, L.P). Our Advisor shall review guarantees and recourse obligations.
·	Debtor in Possession loans shall be secured by a priority lien over pre-bankruptcy secured creditors. Our Advisor shall review guarantees and recourse obligations.

(13)	Pricing

·	Mortgage Investments will be purchased at no minimum percentage of the principal balance, but in no event in excess of the outstanding principal balance.
·	Yields on our loan portfolio and fees charged for Credit Enhancements will vary with perceived risk, interest rate, credit, LTV ratios, down payments, guarantees or recourse agreements among other factors. Our objectives will be accomplished through purchase of high rate loans, reinvestment of principal payments and other short-term investment of cash reserves and, if utilized, leverage of capital to purchase additional Mortgages Investments.

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

During 2011 the mortgage lending industry continued to experience some instability due to, among other things, defaults and foreclosures on sub-prime and prime loans and a resulting decline in the market value of such loans. These developments were initially referred to as the “sub-prime crisis” but it became evident in 2008 that the crisis had progressed beyond “sub-prime” mortgages as the default rate on prime mortgages also increased. The sub-prime crisis had become a credit crisis and part of an overall negative economic environment. In response to these negative market conditions, lenders, investors, regulators and other third parties questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers in recent years. This has led generally to reduced investor demand for mortgage loans and mortgage-backed securities, tightened credit requirements, reduced liquidity and increased credit risk premiums.

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

Most of our mortgage investments are “non-conforming” in that they are not insured by a federally owned or guaranteed mortgage agency. Also, a portion of our loans involve, directly or indirectly, borrowers who do not satisfy all of the income ratios, credit record criteria, loan-to-value ratios, employment histories and liquidity requirements of conventional mortgage financing.  Accordingly, the risk of default by the borrower in those "non-conforming loans" is higher than the risk of default in loans made to persons who qualify for conventional mortgage financing.   The three year average default rate for our residential mortgages and contracts for deed was approximately 2.2% and for our interim loans was approximately 0.10%.

We have a heavy dependence upon the UDF line of credit which exposes us to concentrated credit risk and could result in adverse results with respect to delinquencies or defaults.

Our line of credit to UDF is currently $75 million, and, if fully funded, we generate a significant amount of our total earnings through that lending arrangement. Effective December 31, 2010, the line of credit was increased from $60 million to $75 million and extended for one year. Effective December 31, 2011, the line of credit was extended for one year and matures on December 31, 2012. The large amount that we have committed to the UDF line of credit means that we face a concentrated credit risk with UDF so that, in the event of delinquencies or defaults by UDF, a significant portion of our total portfolio of mortgage investments could be adversely affected. In addition, if we are unable to renew the line of credit when it expires or to find an alternative lending arrangement either with UDF or other borrowers that will allow us to use an equivalent amount of our lending resources and that will generate an equivalent or better return to us, our earnings will be negatively impacted which may result in an adverse impact on our ability to make distributions to our shareholders.

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

A large percentage of the properties securing our mortgage investments are located in Texas, with approximately 41% in the Dallas/Fort Worth area. As a result, we have a greater susceptibility to the effects of an economic downturn in that area or from slowdowns in certain business segments that represent a significant part of that area’s overall economic activity such as energy, financial services and tourism.

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

We are allowed to borrow an aggregate amount not to exceed 50% of our net assets to acquire mortgage investments.  In addition, we have engaged in securitizations in order to finance our loan purchases. Although the use of leverage can enhance returns and increase the number of investments that we can make, a further effect of leveraging is to increase the risk of loss.  The higher the rate of interest on the financing, the more difficult it would be for us to meet our obligations and the greater the chance of default.  We can offer no assurance that leveraged financing will be available to us on favorable terms or that, among other factors, the terms of such financing will parallel the maturities of the underlying assets acquired. If alternative financing is not available, we may have to liquidate assets at unfavorable prices to pay off such financing. The return on our investments and cash available for distribution to our shareholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire.

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

We face the risk of financial loss, litigation and regulatory action arising from the fraud, misconduct or inadvertent errors made by employees and contractors of our Advisor.

We are dependent upon our Advisor and the employees and contractors of our Advisor with respect to virtually all aspects of our operations and financial affairs, Fraud, misconduct or inadvertent errors by those employees or contractors could cause financial harm to us or expose us to litigation or regulatory action and injure our reputation. These types of conduct could include, among other types, activities such as unauthorized expenditures, defalcations, incorrect reporting of our transactions or errors or misstatements in required filings. Our ability to protect against and detect fraud, misconduct or inadvertent errors is limited and we may not be successful in detecting and remedying these actions in which case we may suffer financial and other harm that would have a negative impact on the value of our shares.

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

The dividend rate is fixed quarterly by our trustees, based on earnings projections. As such, the dividend rate may fluctuate up or down. Earnings are affected by various factors including use of leverage, cash on hand, current yield on investments, loan losses, general and administrative operating expenses and amount of non-income producing assets. We made distributions in excess of earnings between 1999 and 2005 and in 2008, 2009, 2010 and 2011. The amount of the excess constituted a return of capital.

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

SHARE REDEMPTION PLAN

There is currently no established public trading market for our shares. As an alternative means of providing limited liquidity for our shareholders, we maintain a Share Redemption Plan, (“SRP”).  Our trustees have the discretion to modify or terminate the SRP upon 30 days notice. Under the terms of our plan as modified and effective on May 1, 2009 (see below for a further description of the plan modifications), shareholders who have held their shares for at least one year are eligible to request that we repurchase their shares. In any consecutive 12 month period we may not repurchase more than 5% of the outstanding shares at the beginning of the 12 month period. The repurchase price is based on the “Net Asset Value” (NAV) as of the end of the month prior to the month in which the redemption is made. The NAV will be established by our Board of Trustees no less frequently than each calendar quarter. For reference, at December 31, 2011 and 2010 the NAV was $15.39 and $15.74 per share, respectively. Under the prior SRP terms, the redemption price was $20.00 per share. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests. A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that the request is made within 270 days after of the event giving rise to such exigent circumstances. Previously, there was no hardship exemption. Shares will be redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter will be carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Previously, shares were redeemed monthly. Repurchases are subject to cash availability and Trustee discretion. Previously, the SRP provided that repurchases were subject to the availability of cash from the DRIP or the Company’s credit line. We have also purchased a limited number of shares outside of our SRP from shareholders with special hardship considerations.

Share repurchases have been at prices of $15.50 to $20.00 through our SRP. Shares repurchased for less than $20.00 per share were 1) shares held by shareholders for less than 12 months 2) shares purchased outside of our Share Redemption Program prior to the May 1, 2009 modifications to our SRP or 3) shares purchased under our SRP subsequent to the May 1, 2009 modifications to our SRP.

Prior to May 1, 2009 the redemption price was $20 based on the determination of our Board of Trustees regarding the value of the shares with reference to our book value, our operations to date and general market and economic conditions. Subsequent to May 1, 2009, the redemption price was equal to the NAV as of the end of the quarter in which the redemption was made.

The Company complies with Distinguishing Liabilities from Equity topic of FASB Accounting Standards Codification, which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value. We believe that shares tendered for redemption by the shareholder under the Company’s share redemption program do not represent a mandatory obligation until such redemptions are approved at the discretion of our board of trustees. At such time, we will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. As of December 31, 2011, we had approximately $56,000 of approved redemption requests included in our liabilities. These shares were redeemed in February 2012.

The following table summarizes the share repurchases made by us in 2011:

Month	Total number of shares repurchased	Average Purchase Price	Total number of shares purchased as part of a publicly announced plan	Total number of shares purchased outside of plan
January	-	-	-	-
February	2,574	$15.79	2,574	-
March	-	-	-	-
April	2,516	$15.74	2,516	-
May	893	$15.67	893
June	-	-	-	-
July	1,012	$15.67	1,012	-
August	2,505	$15.67	2,505	-
September	361	$15.58	361	-
October	3,857	$15.58	3,857	-
November	143	$15.50	143	-
December	272	$15.50	272	-
Totals	14,133	$15.55	14,133	-

On December 31, 2011, we had 6,437,420 shares outstanding compared to 6,426,563, and 6,422,883 shares outstanding at December 31, 2010 and 2009, respectively. The increase in shares is the net between more DRP shares issued and fewer SRP shares repurchased. The shares were held by 2,313, 2,311, and 2,262 beneficial owners in 2011, 2010, and 2009, respectively. No single shareholder owned 5% or more of our outstanding shares.

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

The redemption price is equal to the “Net Asset Value” (NAV) as of the end of the month prior to the month in which the redemption is made. The NAV is established by our Board of Trustees no less frequently than each calendar quarter. For reference, at December 31, 2011 and 2010 the NAV was $15.39 and $15.74 per share, respectively. Under the prior SRP terms, the redemption price was $20.00 per share. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests. A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that that the request is made within 270 days after of the event giving rise to such exigent circumstances. Previously, there was no hardship exemption. Shares will be redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter will be carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Previously, shares were redeemed monthly. Repurchases are subject to cash availability and Trustee discretion. Previously, the SRP provided that repurchases were subject to the availability of cash from the DRIP or the Company’s credit line.

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

Distributions to shareholders are generally subject to taxation as ordinary income, although a portion of those distributions may be designated by us as capital gain or may constitute a tax-free return of capital.  We declared dividends that resulted in a return of capital from 1997 through 2005 and in 2008, 2009, 2010 and 2011 and may do so in the future. Any distribution to shareholders of income or capital assets from us is accompanied by a written statement disclosing the source of the funds distributed. If, at the time of distribution, this information is not available, a written explanation of the relevant circumstances accompanies the distribution and the written statement disclosing the source of the funds is distributed to the shareholders not later than 60 days after the close of the fiscal year in which the distribution was made. In addition, we annually furnish to each of our shareholders a statement setting forth distributions during the preceding year and their characterization as ordinary income, capital gains, or return of capital.

We began making distributions to our shareholders on September 29, 1997. Monthly distributions have continued each month thereafter. At year-end 2011 we had paid monthly dividends for 160 consecutive months. Distributions for the years ended December 31, 2011, 2010, and 2009 were made at a rate of 2.90% ($0.58), 2.90% ($0.58), and 3.7% ($0.73), respectively. The dividend portion of the distribution was 1.24% ($0.25), 2.16% ($0.43), and 3.3% ($0.65), per weighted share for 2011, 2010, and 2009, respectively. The portion of these distributions that did not represent a dividend represented a return of capital. The rate of return of these distributions on the NAV of outstanding shares during 2011, 2010 and 2009 was at an annualized rate of 3.76%, 3.68% and 4.60%, respectively.

ITEM 6. SELECTED FINANCIAL DATA

We present below selected financial information. We encourage you to read the financial statements and the notes accompanying the financial statements in this Annual Report. This information is not intended to be a replacement for the financial statements.

	Years ended December 31,
	2011	2010	2009	2008	2007
OPERATING DATA
Interest income, affiliates	$3,850,099	$5,697,380	$7,657,170	$8,981,198	$14,001,947
Interest income	1,279,412	1,671,327	1,414,502	2,186,413	2,830,897
Other income	-	-	-	5,071	-
Total revenues	5,129,511	7,368,707	9,071,672	11,172,682	16,832,844
Total expenses	3,537,358	4,396,679	4,875,279	4,389,897	6,024,927
Net income	$1,592,153	$2,972,028	$4,196,393	$6,782,785	$10,807,917
Net income per share	$0.25	$0.46	$0.65	$1.04	$1.59
Weighted average shares outstanding	6,432,781	6,422,407	6,417,813	6,535,278	6,805,072

	Years ended December 31,
	2011	2010	2009	2008	2007
BALANCE SHEET DATA
Cash	$363,561	$7,325	$338,836	$1,944,271	$1,597,883
Investment in trusts receivable	1,098,797	1,243,638	2,023,327	2,505,788	3,110,703
Investment in residential mortgages	4,904,537	5,557,396	5,005,413	2,830,762	2,317,750
Interim mortgages, affiliates	17,319,590	24,638,389	34,249,793	41,574,804	41,641,334
Interim mortgages	35,886	248,585	294,600	348,600	12,251,098
Allowance for loan losses	(340,487)	(459,361)	(222,463)	(635,820)	(2,343,163)
Real estate owned, net	11,090,796	15,980,479	9,426,875	6,658,707	508,219
Line of credit receivable, affiliates	78,356,781	69,714,261	63,303,613	47,889,473	25,083,216
Line of credit receivable, non-affiliate	4,132,639	4,755,129	8,202,706	4,677,860	-
Deficiency notes	8,063,129	7,301,046	7,189,311	6,980,510	1,725,754
Deficiency notes, affiliate	29,507,820	12,739,093	10,315,478	5,332,105	1,848,355
Reserves - deficiency notes	(4,757,746)	(4,517,746)	(4,314,128)	(3,131,155)	-
Recourse obligations, affiliates	18,361,710	18,321,173	16,449,734	16,578,484	16,035,790
Other assets	8,492,926	12,644,137	10,273,004	9,062,097	5,902,757
Total assets	$176,629,939	$168,173,544	$162,535,599	$142,616,486	$109,679,696

Lines of credit payable	$6,680,333	$5,515,442	$3,788,477	$-	$-
Dividend payable	310,000	310,000	310,000	646,853	-
Participation payable, affiliate	65,503,661	57,050,973	53,768,482	38,321,843	-
Other liabilities	5,032,958	4,173,482	2,783,883	1,285,016	1,276,073
Total liabilities	77,526,952	67,049,897	60,650,842	40,253,712	1,276,073

Total shareholders' equity	99,102,987	101,123,647	101,884,757	102,362,774	108,403,623
Total liabilities and shareholders' equity	$176,629,939	$168,173,544	$162,535,599	$142,616,486	$109,679,696

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

GENERAL

We invest in (i) first lien secured interim mortgage loans with initial terms of 12 months or less for the acquisition and renovation of single-family homes, which we refer to as “Interim Loans”; (ii) secured line of credit to UMTH Lending Company, L.P. for origination of Interim Loans; (iii) lines of credit and secured loans for the acquisition and development of single-family home lots, referred to as “Land Development Loans”; (iv) lines of credit and loans secured by entitled and developed single-family lots, referred to as “Finished Lot Loans”; (v) lines of credit and loans secured by completed model homes, referred to as “Model Home Loans”; (vi) loans provided to entities that have recently filed for bankruptcy protection under Chapter 11 of the US bankruptcy code, secured by a priority lien over pre-bankruptcy secured creditors, referred to as “Debtor in Possession Loans”, (vii) lines of credit and loans, with terms of 18 months or less, secured by single family lots and homes constructed thereon, referred to as “Construction Loans; and (viii) first lien secured mortgage loans with terms of 12 to 360 months for the acquisition of single-family homes, referred to as “Residential Mortgages” , and, (ix) discounted cash flows secured by assessments on real property. We collectively refer the above listed loans as “Mortgage Investments”. Additionally, our portfolio includes obligations of affiliates of our Advisor, which we refer to as “recourse loans.”

The typical terms for residential mortgages, contracts for deed and interim loans (collectively referred to as “mortgage investments”) are 360 months, 360 months and 12 months, respectively. The UDF line of credit had a five year term. Effective December 31, 2011, the loan was extended for a period of one year and matures on December 31, 2012. Finished lot loans and builder model home loans are expected to have terms of 12 to 48 months. The majority of  interim loans are covered by recourse agreements that obligate either a third party with respect to the performance of a purchased loan, or obligate a borrower that has made a corresponding loan to another party (the "underlying borrower"), to repay the loan if the underlying borrower defaults. Our loans to UDF are secured by the pledge of all of UDF’s land development loans and equity participations, and are subordinated to its bank lines of credit.

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

At the end of 2011, our mortgage portfolio totaled approximately $105,848,000. Approximately 21% of our mortgages were first lien secured interim mortgages and residential mortgages and contracts for deed, approximately 7% were secured LOC to UMTH Lending Co., L.P., approximately 68% were land development loans, approximately 2% were finished lot loans, and approximately 2% were invested in construction loans. As noted above, our portfolio also includes obligations of affiliates of our Advisor, which we refer to as “recourse loans” and “deficiency notes”.

We no longer purchase Interim Loans. We decreased our investment in our affiliated line of credit to UMTH Lending Co., L.P., secured by Interim Loans, by approximately $530,000 in 2011. We plan to invest in Residential Mortgages to facilitate the sale of homes securing our Interim Loans. We plan to invest in Construction Loans for the construction of new single family homes. We plan to continue to invest in Land Development Loans, Finished Lot Loans, and Model Home Loans because, 1) Land Development Loans and Finished Lot Loans have provided us with suitable collateral positions, well capitalized borrowers and attractive yields; and, 2) Model Home Loans and Construction Loans are expected to provide us with suitable collateral positions, well capitalized borrowers and attractive yields. Model Home and Construction Loans are expected to produce higher yields commensurate with Land Development Loans, Finished Lot Loans and the Subordinate Line of Credit secured by Interim Loans. As we phase out of Interim Loans we will increase the percentage of our portfolio invested in Land Development Loans, Finished Lot Loans. Model Home Loans, Debtor in Possession Loans, and Construction Loans, until market conditions indicate the need for an adjustment of the portfolio mix.

The following table summarizes mortgage loans by type and original loan size held by United Mortgage Trust at December 31, 2011.

Description	No. of Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face amount of Mortgage (1)	Carrying amount of Mortgage (2)	Past Due Amounts (3)
Single family residential 1st mortgages and interim loans (4):
Original balance > $100,000	8	10.0% - 11.0%	11/24/11– 5/1/38	n/a	n/a	$900,123	$849,374	$1,227
Original balance $50,000 - $99,999	121	8.5% - 12.75%	6/1/06 – 3/1/39	n/a	n/a	3,433,218	3,239,655	26,501
Original balance $20,000 - $49,999	183	9.0% - 14.5%	6/14/03 – 5/19/36	n/a	n/a	1,645,845	1,553,054	17,706
Original balance under $20,000	7	9.0% - 14.5%	12/1/10 – 9/1/31	n/a	n/a	60,034	56,650	299

First Lien secured interim mortgages
Ready America Funding (5)	11	14.0%	n/a	n/a	n/a	16,448,641	16,448,641	-
Secured LOC to UMTH Lending Co., L.P. (4),(5)	21	12.5% - 13.5%	n/a	n/a	n/a	7,861,044	7,861,044	-

Land Development Loans
UDF III Economic Interest Participation	2	14.0%	12/31/11	n/a	n/a	71,366,686	71,366,686	-
Construction & Lot Banking Loans	5	13.0%	10/28/10	n/a	n/a	4,132,639	4,132,639	-
Totals	358					$105,848,230	$105,507,743	$45,733

(1)	Current book value of loans.
(2)	Net of allowance for loan losses on mortgage loans of $340,487 at December 31, 2011.
(3)	Amounts greater than thirty (30) days past due.
(4)	Lines of credit with Ready America Funding and UMTH Lending Co., L.P. are collateralized by 11 and 21 loans, respectively.
(5)	The Company has a first lien collateral position in these loans funded by the originator. The advances to the originator do not have specific maturity dates.

Below is a reconciliation and walk forward of mortgage loans, net of allowance for loan losses for the year ended December 31, 2011.

Balance at beginning of period	$105,698,037
Additions during period:
Other (increase in UDF III Participation)	8,452,688
Deductions during period:
Collections of principal, net	(974,475)
Other decreases, net	(7,491,281)
Foreclosures	(296,100)
Other (net change in allowance for loan loss)	118,874
Balance at close of period	$105,507,743

MATERIAL TRENDS

Housing Industry

We are a real estate investment trust and derive a substantial portion of our income from loans secured by single-family homes (both finished homes and homes under construction), single-family home lots, and entitled land under development into single-family home lots. We continue to concentrate our investment activities in Texas. We believe these areas continue to experience demand for new construction of single-family homes, however the U.S. housing market suffered declines over the past four years, particularly in geographic areas that had experienced rapid growth, steep increases in property values and speculation. However, we expect to see continued healthy demand for our products as the supply of new homes, finished lots and land is once again aligned with our market demand.

Material Trends Affecting Our Business

We believe that the housing market reached a bottom in its five-year decline and has begun to recover. This recovery likely will continue to be regional in its early stages, led by those housing markets with balanced supply, affordable and stable home prices, lower levels of foreclosures, strong economies, and strong demand fundamentals. Nationally, we expect the recovery will continue to experience headwinds from weak demand fundamentals, specifically consumer confidence and employment, as well as from the limited availability of bank financing, and a persisting oversupply of home inventory and higher levels of foreclosures in the region most affected by the housing bubble. The national consumer confidence index, which fell to record lows during the economic downturn, has recovered somewhat, but remains below levels historically associated with recession than to normalized conditions. Unemployment remains elevated and access to conventional real estate and commercial financing remains challenging across most of the country. These factors pose obstacles to a robust recovery on a national scale, which, we believe, is contingent upon the reengagement of the consumer and the return of final demand. However, we expect the recovery will be stronger in markets such as Texas, where consumer confidence averaged nearly 17 points higher than the national index from December 2010 to December 2011; where the job growth rate over the past 12 months was approximately 60 basis points higher than the national rate; and where approximately 15% of all homebuilding permits in the country were issued in 2010. Further, according to the Bureau of Labor Statistics, 30.3% of the total net new jobs created in the United States since the official end of the national recession were created in Texas (from June 2009 to December 2011). Currently, the majority of our portfolio relates to property located in the state of Texas, and we intend to invest in markets that demonstrate similarly sound economic and demand fundamentals – fundamentals that we believe will be the drivers of the recovery – and balanced supplies of homes and finished lots. We believe the fact that new single-family home permits, starts, and sales have all risen from their respective lows reflects a continued return of real demand for new homes. However, we anticipate the former bubble market states – principally California, Arizona, Nevada and Florida – will be slower to recover, as those markets have seen overbuilding and extensive price correction and are experiencing weakened economies and continued foreclosures.

From a national perspective, ongoing credit constriction, a less robust economic recovery, continued high unemployment, and housing price instability have made potential new home purchasers and real estate lenders cautious. As a result of these factors, the national housing market has experienced a protracted decline, and the time necessary to correct the market likely means a corresponding slower recovery for the housing industry.

Nationally, capital constraints at the heart of the credit crisis have reduced the number of real estate lenders able or willing to finance development, construction or the purchase of homes and have increased the number of undercapitalized or failed builders and developers. In correlation, the number of new homes and finished lots developed has decreased, which may result in a shortage of new homes and developed lots in select real estate markets in 2012. We believe this shortage will be most prominent in markets that did not participate in the housing bubble, avoiding overbuilding and maintaining balanced supplies and affordable and stable home prices. With lenders imposing stricter underwriting standards, mortgages to purchase homes have become more difficult to obtain in some markets. To support the secondary residential mortgage market and prevent further deterioration of mortgage lending, the Federal Reserve began an unprecedented program to purchase approximately $1.25 trillion of residential mortgage backed securities between January 5, 2009 and March 31, 2010. This program ended on March 31, 2010, as scheduled by the Federal Reserve. On September 21, 2011, the Federal Reserve announced that it would begin reinvesting the principal payments from its mortgage-backed securities holdings into additional purchases of agency mortgage-backed securities to help further support conditions in mortgage markets. Any limitations or restrictions on the availability of financing or on the liquidity provided in the secondary residential mortgage market by Government Sponsored Enterprises such as Fannie Mae and Freddie Mac could adversely affect interest rates and mortgage availability, which could cause the number of homebuyers to decrease, which could increase the likelihood of borrowers defaulting on our loans and, consequently, reduce our ability to pay distributions to our shareholders.

Nationally, new home sales rose slightly during the fourth quarter from the pace of sales in the third quarter of 2011, though levels remain near historical lows. However, national fundamentals that drive home sales continue to improve in most markets and home affordability remains near record-highs, so we expect the pace of home sales will continue to increase over 2012. The U.S. Census Bureau reports that the sales of new single-family residential homes in December 2011 were at a seasonally adjusted annual rate of 307,000 units. This number is up approximately 1.7% from the September 2011 figure of 302,000, but down approximately 7.3% year-over-year from the December 2010 estimate of 331,000.

Nationally, new single-family home inventory continued to improve in the fourth quarter of 2011 as it has done consistently since the second quarter of 2007. Through much of the downturn, homebuilders reduced their starts and focused on selling their existing new home inventory. The number of new homes for sale fell by approximately 33,000 units from December 2010 to December 2011 and by 4,000 units in the fourth quarter 2011. We believe that, with such reductions, the new home market has been restored to equilibrium in most markets, even at low levels of demand. The seasonally adjusted estimate of new homes for sale at the end of December 2011 was 157,000 – a balanced supply of 6.1 months at the December sales rate but the lowest number of homes available for sale since the U.S. Census Bureau began keeping records of this statistic in 1963. We believe that what is necessary now to regain prosperity in housing markets is the return of healthy levels of demand.

According to the U.S. Census Bureau, new single-family residential home permits and starts fell nationally from 2006 through early 2009, as a result and in anticipation of an elevated supply of and decreased demand for new single-family residential homes in that period. Since bottoming in early 2009, however, single-family permits and starts have improved significantly. Single-family homes authorized by building permits in December 2011 were at a seasonally adjusted annual rate of 444,000 units. This was essentially unchanged year-over-year from the rate of 445,000 in December 2010, and is approximately 31.7% higher than the low of 337,000 set in January 2009. Single-family home starts for December 2011 stood at a seasonally adjusted annual rate of 470,000 units. This pace is up approximately 11.6% from the December 2010 estimate of 421,000 units. Further, the December 2011 pace of home starts is 33.1% higher than the low of 353,000 set in March 2009. Such increases suggest to us that new home inventories are generally in balance and the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident at the bottom of the new homebuilding cycle.

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

 In 2009, the Harvard Joint Center for Housing Studies forecasted that an average of between approximately 1.25 million and 1.48 million new households will be formed per year over the next ten years. Likewise, The Homeownership Alliance, a joint project undertaken by the chief economists of Fannie Mae, Freddie Mac, the Independent Community Bankers of America, the National Association of Home Builders, and the National Association of Realtors, has projected that 1.3 million new households will be formed per year over the next decade and approximately 1.8 million housing units per year should be started to meet such new demand, including approximately 1.3 million new single-family homes per year based on the estimation of the Homeownership Alliance that 72% of all housing units built will be single-family residences. The U.S. Census Bureau estimates that approximately 1.14 million new households were formed in 2011.

While housing woes have beleaguered the national economy, Texas housing markets have held up as some of the healthiest in the country. Furthermore, Texas is the largest homebuilding market in the country based on the U.S. Census Bureau’s measurements of housing permits and starts. We have concentrated our investment portfolio in Texas as we believe Texas markets, though weakened from their highs in 2007, have remained fairly healthy due to strong demographics, economies and job growth, balanced housing inventories, stable home prices and high housing affordability ratios. Texas did not experience the dramatic price appreciation (and subsequent depreciation) that states such as California, Florida, Arizona, and Nevada experienced. The following graph, created with data from the fourth quarter 2011 Federal Housing Finance Agency’s (“FHFA”) Purchase Price Only Index, illustrates the declines in home prices nationally, as well as in California, Florida, Arizona, and Nevada over the past few years. Price declines have begun to moderate in those states in recent quarters, though. Further, the graph illustrates how Texas has maintained relative home price stability throughout the downturn. The Standard (Purchase-Only) Home Price Index indicates that Texas had a home price appreciation of 1.49% between the fourth quarter of 2010 and the fourth quarter of 2011. Texas’ home prices continue to demonstrate more stability than the national average of -2.43%. Further, the index also reports that over the past five years, Texas home prices have appreciated 3.46% compared to a national depreciation of -19.16% over the same time period.

FHFA’s Purchase Price Only Index tracks average house price changes in repeat sales on the same single-family properties. The Purchase Price Only Index is based on more than 6 million repeat sales transactions and is based on data obtained from Fannie Mae and Freddie Mac for mortgages originated over the past 37 years. FHFA analyzes the combined mortgage records of Fannie Mae and Freddie Mac, which form the nation’s largest database of conventional, conforming mortgage transactions. The conforming loan limit for mortgages purchased since the beginning of 2006 has been $417,000. Loan limits for mortgages originated in the latter half of 2007 through December 31, 2008 were raised to as much as $729,750 in high-cost areas in the contiguous United States. Legislation generally extended those limits for 2009-originated mortgages. An appropriations act (PL111-88) further extended those limits for 2010 originations in places where the limits were higher than those that would have been calculated under pre-existing rules.

Median new home prices in the four major Texas markets have begun to rise. According to numbers publicly released by Metrostudy, a leading provider of primary and secondary market information, the median new home prices for the fourth quarter of 2011 in the metropolitan areas of Austin, Houston, Dallas-Fort Worth, and San Antonio are $220,488, $218,045, $227,560 and $193,752, respectively.

Using the Department of Housing and Urban Development’s estimated 2011 median family income for the respective metropolitan areas of Austin, Houston, Dallas and San Antonio, the median income earner in those areas has 1.54 times, 1.37 times, 1.37 times, and 1.40 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area. These numbers illustrate the affordability of Texas homes. Our measurement of housing affordability, as referenced above, is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, based on the average interest rate over the fourth quarter of 2011 and assuming an annual mortgage insurance premium of 70 basis points for private mortgage insurance, plus a cost that includes estimated property taxes and insurance for the home. Using the Department of Housing and Urban Development’s 2012 income data to project an estimated median income for the United States of $65,000 and the December 2011 national median sales prices of new homes sold of $266,000, we conclude that the national median income earner has 1.38 times the income required to qualify for a mortgage loan to purchase the median-priced new home in the United States. This estimation reflects the increase in home affordability in housing markets outside of Texas over the past 60 months, as new home prices in housing markets outside of Texas generally have fallen. Recently, however, such price declines have begun to stabilize. We believe that such price stabilization indicates that new home affordability has been restored to the national housing market.

Since the national recession’s official end, Texas employment markets have experienced strong job growth. According to the United States Department of Labor, Texas added approximately 204,500 jobs in the 12 months ended December 2011, which was the second largest year-over-year increase of any state in the country. In December 2011, Texas’ employment levels exceeded pre-recession levels. Furthermore, Texas added an even greater amount of jobs in the private sector (261,200) over the past 12 months, which was the largest private sector job increase of any state over the past 12 months and is a growth rate of 3.0%. Since the national recession’s end in June 2009, Texas has added 357,400 net new jobs, which is approximately 30.3% of all net jobs added nationwide over that 30 month period. Further, Texas has added approximately 1.2 million new jobs over the past 10 years, approximately 1,018,700 in the private sector, comparing well to national employment growth that added approximately 1.4 million total jobs over that ten-year period and just 831,000 private sector jobs in those ten years. From December 2010 to December 2011, Austin added 16,300 jobs year-over-year. Dallas-Fort Worth added 45,200 jobs over that same time period, which was the fourth greatest job gain of any city in the country over the past 12 months, just behind Houston, which enjoyed the greatest job gain of any city in the country in that time. Houston added 75,000 jobs over that period and San Antonio added 2,800 jobs in that time.

Texas’ unemployment rate fell year-over-year to 7.4% in December 2011 from 8.2% in December 2010. The decrease in the state unemployment rate occurred in spite of significant growth in Texas’ labor force. Texas has added approximately 149,916 workers to its labor force over the past 12 months, which stands at an all-time high. The growth in Texas’ labor force stands in contrast with the national labor force, which has fallen by approximately 988,000 workers, as of December 2011, from its peak in October 2008. The national unemployment rate fell year-over-year from December 2010 (9.4%) to December 2011 (8.5%). In addition, all four major Texas labor markets have unemployment rates below the national unemployment rate.

We believe that Texas cities will continue to be among the first in the country to recover based on employment figures, consumer confidence, gross metropolitan product, and new home demand. According to the Texas Workforce Commission, Texas tends to enter into recessions after the national economy has entered a recession and usually leads among states in the economic recovery. The National Bureau of Economic Research has concluded that the U.S. economy entered into a recession in December 2007, ending an economic expansion that began in November 2001. We believe, based on transitions in the Texas Leading Index as prepared by the Federal Reserve Bank of Dallas, that Texas entered into recession in late Fall 2008, trailing the national recession by nearly a year and emerged from the recession in the late spring of 2009. We believe the Texas economy is now leading the national economic recovery. The Texas Leading Index has risen significantly since reaching a low of 100.5 in March 2009 and, as of December 2011, was 120.3, which is higher than at any period during 2009 or 2010. The Texas Leading Index, produced monthly by the Federal Reserve Bank of Dallas, combines eight measures that tend to anticipate changes in the Texas business cycle by approximately three to nine months.

Further, we believe Texas consumers are beginning to return to their normal consumption habits. The aggregate value of state sales tax receipts in Texas increased 9.4% year-over-year in December 2011 from December 2010 – the 22nd consecutive month in which Texas has experienced year-over-year improvement in sales tax receipts.

The U.S. Census Bureau reported in its 2011 Estimate of Population Change for the period from April 1, 2010 to July 1, 2011 that Texas led the country in population growth during that period. The estimate concluded that Texas’ population grew by 421,215 people, or 2%, a number that was 1.19 times greater than the next closest state in terms of raw population growth, California, and nearly twice as great as the second closest state in terms of raw population growth, North Carolina. Over the last decade, July 1, 2000 to July 1, 2010, Texas grew by nearly 4.3 million residents, averaging nearly 427,000 new residents per year. This population growth was 1.17 times greater in terms of raw population growth than the next closest state, California, and 2.63 times greater than the second closest state, Florida. The U.S. Census Bureau also reported that among the 15 counties that added the largest number of residents between July 1, 2008 and July 1, 2009, six were in Texas: Harris (Houston), Tarrant (Fort Worth), Bexar (San Antonio), Collin (North Dallas), Dallas (Dallas) and Travis (Austin). In March 2010, the U.S. Census Bureau reported that Texas’ four major metro areas – Austin, Houston, San Antonio, and Dallas-Fort Worth – were among the top 20 in the nation for population growth from 2008 to 2009. Dallas-Fort Worth-Arlington led the nation in numerical population growth with a combined estimated population increase of 146,530. Houston-Sugarland-Baytown was second in the nation with a population increase of 140,784 from July 1, 2008 to July 1, 2009. Austin-Round Rock had an estimated population growth of 50,975 and San Antonio had an estimated population growth of 41,437 over the same period. The percentage increase in population for each of these major Texas cities ranged from 2% to 3.1%.

The national foreclosure tracking service, RealtyTrac, estimates that the Texas foreclosure rate continues to be significantly healthier than the national average. We do not expect the four major Texas housing markets to be materially adversely affected by foreclosures and anticipate that home foreclosures will continue to be mostly concentrated in the bubble market states of California, Florida, Arizona and Nevada. The mortgage analytic company, CoreLogic, reports that, through the fourth quarter of 2011, approximately 44.3% of all homes with negative equity were located in one of those four states compared to approximately just 3.1% of all the negative equity homes in the country that were located in the state of Texas. Homebuilding and residential construction employment will likely remain generally weak in 2012, but Texas again will likely continue to outperform the national standards. We believe that Texas’ housing sector is healthier, the cost of living and doing business is lower, and its economy is more dynamic and diverse than the national average.

In contrast to the conditions of many homebuilding markets in the country, new home sales are greater than new home starts in Texas markets, indicating that homebuilders in Texas continue to focus on preserving a balance between new home demand and new home supply. We believe that homebuilders and developers in Texas have remained disciplined on new home construction and project development. New home starts are outpaced by new home sales in all four major Texas markets where such data is available: Austin, Dallas-Fort Worth, Houston and San Antonio. Inventories of finished new homes and total new housing (finished vacant, under construction, and model homes) remain at generally healthy and balanced levels in all of these major Texas markets. Each major Texas market experienced a rise in the number of months of finished lot inventories as homebuilders began reducing the number of new home starts in 2008, causing each major Texas market to reach elevated levels. However, the number of finished lots available in each market has fallen significantly even though the months’ supply remains elevated. Furthermore, finished lot shortages are beginning to emerge in many desirable submarkets in the major Texas markets. This is a trend that we expect to continue as the lack of commercial financing for development has constrained finished lot development over the past four years even as new home demand and sales continue. We believe that such demand and sales will increase and these finished lot shortages will become more pronounced in coming quarters. As of December 2011, Houston has an estimated inventory of finished lots of approximately 33.0 months, Austin has an estimated inventory of finished lots of approximately 36.0 months, San Antonio has an estimated inventory of finished lots of approximately 33.4 months and Dallas-Fort Worth has an estimated inventory of finished lots of approximately 50.3 months. A 24-28 month supply is considered equilibrium for finished lot supplies.

As stated previously, the elevation in months’ supply of finished lot inventory in Texas markets owes itself principally to the decrease in the pace of annual starts rather than an increase in the raw number of developed lots, and as the homebuilders increase their pace of home starts, we expect to see the months’ supply of lot inventory continue to improve. Indeed, the raw number of finished lots available in each Texas market has been significantly reduced from their peaks. Since peaking in the first quarter of 2008, Houston’s finished lot supply is down 30.6% from 73,047 to 50,674 in the fourth quarter of 2011. San Antonio’s finished lot inventory has fallen 31.4% to 19,152 since peaking at 27,937 in the second quarter of 2008. Austin’s finished lot inventory peaked in the first quarter of 2009 at 27,176, and is down 28.2% to 19,517. The finished lot inventory for Dallas-Fort Worth peaked in the first quarter of 2008 at 91,787 lots and has fallen 35.3% to 59,408 lots. Such inventory reduction continued in the fourth quarter of 2011 in all four of these markets as the number of finished lots dropped by more than 500 in Austin, more than 1,500 in Dallas-Fort Worth, more than 2,000 in Houston, and nearly 150 in San Antonio. Annual starts in each of the Austin, San Antonio, Houston and Dallas-Fort Worth markets are outpacing lot deliveries, and we expect to see increased finished lot sales through 2011 as homebuilders replenish their inventory.

Although Texas markets continue to be some of the strongest homebuilding markets in the country, the pace of homebuilding in Texas has slowed over the past four years as a result of the national economic downturn and reduced availability of construction financing. According to the Federal Deposit Insurance Corporation, banks in the Dallas region1 reduced their construction and development loans by 5.6% from the second quarter of 2011 to the third quarter of 2011 – the 14th straight quarterly decline in the region’s construction and development outstanding loan portfolio. While the decline in housing starts has caused the month supply of vacant lot inventory to become elevated from its previously balanced position, it has also preserved a balance in housing inventory. Annual new home sales in Austin outpace starts 6,643 versus 6,500, with annual new home sales declining year-over-year by approximately 7.0%. Finished housing inventory stands at an elevated level of 3.6 months, while total new housing inventory (finished vacant, under construction and model homes) fell to a slightly elevated supply of 7.3 months. The generally accepted equilibrium levels for finished housing inventory and total new housing inventory are a 2.0-to-2.5 month supply and a 6.0-to-6.5 month supply, respectively. San Antonio is a healthy homebuilding market. Annual new home sales in San Antonio run ahead of starts 7,025 versus 6,880, with annual new home sales declining year-over-year by approximately 11.0%. Finished housing inventory rose to a healthy 2.3 month supply. Total new housing inventory fell to a healthy 6.1 month supply. Houston, too, is a healthy homebuilding market. Annual new home sales there outpace starts 18,607 versus 18,416, with annual new home sales declining year-over-year by approximately 9.5%. Finished housing inventory remained generally healthy at a 2.8 month supply while total new housing inventory fell to a healthy 6.4 month supply, respectively. Dallas-Fort Worth is a relatively healthy homebuilding market as well. Annual new home sales in Dallas-Fort Worth outpace starts 14,623 versus 14,183, with annual new home sales declining year-over-year by approximately 13.0%. Finished housing inventory stands at a generally healthy 2.7 month supply, while total new housing inventory fell to a slightly elevated 6.8 month supply. All numbers are as released by Metrostudy, leading provider of primary and secondary market information.

1 FDIC Dallas Region is composed of Arkansas, Colorado, Louisiana, Mississippi, New Mexico, Oklahoma, Tennessee, and Texas.

The Real Estate Center at Texas A&M University has reported that existing housing inventory levels are healthy and in most instances, supply is constrained. Through December 2011, the number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth, Lubbock, and San Antonio was 4.2 months, 5.9 months, 4.7 months, 5.2 months 6.6 months, and 6.6 months, respectively. Like new home inventory, a 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market. Through December 2011, the number of existing homes sold to date in (a) Austin was 21,167, up 6.5% year-over-year; (b) San Antonio was 18,403, down 0.25% year-over-year; (c) Houston was 58,812, up 3.5% year-over-year, (d) Dallas was 42,507, up 0.3% year-over-year, (e) Fort Worth was 8,086, down 1.8% year-over-year, and (f) Lubbock was 2,773, down 2.5% year-over-year. These figures and year-over-year comparisons are likely distorted by the presence and expiration of the federal homebuyer tax credit in June 2010 that likely pulled demand forward in the first six months of 2010 at the expense of demand in subsequent quarters.

In managing and understanding the markets and submarkets in which we acquire loans, we monitor the fundamentals of supply and demand. We monitor the economic fundamentals in each of the markets in which we acquire loans by analyzing demographics, household formation, population growth, job growth, migration, immigration and housing affordability. We also monitor movements in home prices and the presence of market disruption activity, such as investor or speculator activity that can create false demand and an oversupply of homes in a market. Further, we study new home starts, new home closings, finished home inventories, finished lot inventories, existing home sales, existing home prices, foreclosures, absorption, prices with respect to new and existing home sales, finished lots and land, and the presence of sales incentives, discounts, or both, in a market.

We face a risk of loss resulting from adverse changes in interest rates. Changes in interest rates may impact both demand for our real estate finance products and the rate of interest on the loans we acquire. In some instances, the loans we acquire will be junior in the right of repayment to senior lenders, who will provide loans representing 60% to 75% of total project costs. As senior lender interest rates available to our borrowers increase, demand for our mortgage loans may decrease, and vice versa. Deterioration in the value of the land, a diminution of the site improvement and similar reimbursements, and a decrease in the sales price of the residential lots can occur in cases where the developer pays too much for the land to be developed, the developer is unable or unwilling to develop the land in accordance with the assumptions required to generate sufficient income to repay the loans purchased by us, or is unable to sell the residential lots to homebuilders at a price that allows the developer to generate sufficient income to repay the loans purchased by us. Our Advisor actively monitors the markets and submarkets in which we purchase loans, including mortgage markets, homebuilding economies, the supply and demand for homes, finished lots, and land and housing affordability to mitigate such risks. Our Advisor also actively manages our loan portfolio in the context of events occurring with respect to the loan and in the market and submarket in which we purchased the loan. We anticipate that there may be defaults on development loans purchased by us and that we will take action with respect to such defaults at any such time that we determine it prudent to do so, including such time as we determine it prudent to maintain and protect the value of the collateral securing a loan by originating another development loan to another developer with respect to the same project to maintain and protect the value of the collateral securing our initial loan.

Developers and homebuilders from whom we acquire loans and with whom we enter into subordinate debt positions use the proceeds of our loans and investments to develop raw real estate into residential home lots and construct homes. The developers obtain the money to repay our development loans by reselling the residential home lots to homebuilders or individuals who build single-family residences on the lots or by obtaining replacement financing from other lenders. Homebuilders obtain the money to repay our loans by selling the homes they construct or by obtaining replacement financing from other lenders. If interest rates increase, the demand for single-family residences may decrease. Also, if mortgage financing underwriting criteria become stricter, demand for single-family residences may decrease. In such an interest rate and/or mortgage financing climate, developers and builders may be unable to generate sufficient income from the resale of single-family residential lots and homes to repay loans held by us, and developers’ and builders’ costs of funds obtained from lenders in addition to us may increase, as well. Accordingly, increases in single-family mortgage interest rates or decreases in the availability of mortgage financing could increase the number of defaults on loans acquired by us.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate and interest rates generally, that we reasonably anticipate to have a material impact on either the income to be derived from our investments in mortgage loans or entities that make mortgage loans, other than those referred to in this Annual Report on Form 10-K. The disruption of mortgage markets, in combination with a significant amount of negative national press discussing constriction in mortgage markets and the poor condition of the national housing industry, including declining home prices, have made potential new home purchasers and real estate lenders very cautious. The economic downturn, the failure of highly respected financial institutions, significant volatility in equity markets around the world, unprecedented administrative and legislative actions in the United States, and actions taken by central banks around the globe to stabilize the economy have further caused many prospective home purchasers to postpone their purchases. Our future results could be negatively impacted by prolonged weakness in the economy, high levels of unemployment, a significant increase in mortgage interest rates or further tightening of mortgage lending standards.

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

Name	Initial principal amount	Balance at December 31, 2011	Promissory Note principal amount (2)	Units pledged as security	C Units distributed during 2011	Units remaining	Estimated Collateral Value (3)
CRG	$2,725,442	$4,470,793	$4,300,000	4,984 Class C and 2,710 Class D	-	2,880 Class C and 2,710 Class D	$4,785,770
RAFC	$3,243,369	$8,451,488	$7,100,000	11,165Class C, 6,659 Class D & 1,066 Class EIA	-	8,391 Class C, 6,659 Class D & and 1,066 EIA	$13,786,203
SCMI	$3,295,422	$3,480,792	$3,488,643	4,545 Class C and 3,000 Class D	-	3,013 Class C and 3,000 Class D	$5,574,161
RAFC / Wonder(1)	$1,348,464	$1,958,637	$1,400,000	1,657 Class C	-	1,238 Class C	$1,238,000
Wonder Indemnification (1)	n/a	n/a	n/a	$1,134,000	-	n/a	$822,000
Totals	$10,612,697	$18,361,710	$16,288,643				$26,206,134

(1)	Wonder is collateralized by an indemnification agreement from RMC in the amount of $1,134,000, which includes the pledge of 3,870 C Units. 2,213 of the pledged C Units also cross-collateralize the RAFC obligation.
(2)	The CRG, RAFC and Wonder balances at December 31, 2011 exceeded the stated principal amount per their variable Secured Notes by approximately $171,000, $1,351,000 and $559,000, respectively. Per the terms of the Secured Notes, the unpaid principal balance may be greater or less than the initial principal amount of the note and is not considered an event of default. The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the Unpaid Principal Balance (“UPB”) than we originally anticipated and outpaced the minimum principal reductions scheduled for the loans.
(3)	Estimated collateral value reflects pledge of D units of limited partnership interest of UMTH held by WLL, Ltd., RAFC and KLA, Ltd. UMTH D units represent equity interests in UMT Holdings, LP. Pledge of the UMTH D units entitles the beneficiary to a pro-rata share of UMTH partnership D unit cash distributions.

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

The Secured Notes have also been guaranteed by the following entities under the arrangements described below, all of which are dated effective December 31, 2005:

-	UMT Holdings. This guaranty is limited to a maximum of $10,582,336 of all amounts due under the Secured Notes.
-	WLL, Ltd., an affiliate of CRG. This guaranty is of all amounts due under Secured Note from CRG, is non-recourse and is secured by an assignment of 2,492 Class C Units and 1,355 Class D units of limited partnership interest of UMT Holdings held by WLL, Ltd.
-	RMC. This guaranty is non-recourse, is limited to 50% of all amounts due under the Secured Note from RAFC and is secured by an assignment of 3,870 Class C units of limited partnership interest of UMT Holdings.
-	Wonder. Wonder Funding obligations are evidenced by a note from RAFC (RAFC/Wonder Note) and are secured by a pledge of a certain Indemnification Agreement given by UMTH to RAFC and assigned to UMT in the amount of $1,134,000, which amount is included in the UMTH limited guarantee referenced above.
-	SCMC. This guaranty is limited to a maximum of $2,213,000 due under the Secured Note from RAFC and is secured by an assignment of 2,213 Class C units of limited partnership interest of UMT Holdings.
-	KLA, Ltd. KLA has given the following guaranties: (1) Guaranty of obligations of SCMI under the First Amended and Restated Secured Variable Amount Promissory Note to the Company dated as of October 1, 2007 with a then current principal balance of $3,472,073 and is secured by an assignment of 3,000 of Guarantor’s Class D units of partnership interest in UMT Holdings, L.P. (2) Guaranty of obligations of CRG under the First Amended and Restated Secured Variable Amount Promissory Note dated as of October 1, 2007 with a then current principal balance of $4,053,799.93 and is secured by a pledge of 1,355 of Guarantor’s Class D units of partnership interest in UMTH.

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

These loans were reviewed by management and no reserves are deemed necessary at December 31, 2011.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, and 2009

Residential Mortgages, Contracts for Deed and Interim Mortgages

As of December 31, 2011, our residential mortgage portfolio consisted of 328 residential mortgages (including 234 loans in a securitization), 3 contracts for deed, and 33 interim loans. The portfolio had an unpaid principal balance (“UPB”) of approximately $23,018,000. The average performing loan in the portfolio had a current annual yield of 12.15%, an investment-to-value ratio of 14.86%, an average UPB of $64,000, and a remaining term of 170 months for residential mortgages and contracts for deed. Interim loans have terms of 12 months or less, depending on the collateral securing the interim mortgage and the borrower. The more extensive the rehabilitation work on the property or the construction requirements, the longer the term of the loan. The average construction loan has a term of nine months; the average rehabilitation loan has a term of six months.

As of December 31, 2010, our residential mortgage portfolio consisted of 334 residential mortgages (including 235 loans in a securitization), 3 contracts for deed, and 98 interim loans. The portfolio had an unpaid principal balance (“UPB”) of approximately $31,299,000. The average performing loan in the portfolio had a current annual yield of 11.12%, an investment-to-value ratio of 35.12%, an average UPB of $72,000, and a remaining term of 170 months for residential mortgages and contracts for deed. Interim loans have terms of 12 months or less, depending on the collateral securing the interim mortgage and the borrower. The more extensive the rehabilitation work on the property or the construction requirements, the longer the term of the loan. The average construction loan has a term of nine months; the average rehabilitation loan has a term of six months.

As of December 31, 2009, our residential mortgage portfolio consisted of 332 residential mortgages (including 249 loans in a securitization), 3 contracts for deed, and 121 interim loans. The portfolio had an unpaid principal balance (“UPB”) of approximately $41,351,000. The average performing loan in the portfolio had a current annual yield of 11.64%, an investment-to-value ratio of 59.96%, an average UPB of $91,000, and a remaining term of 134 months for residential mortgages and contracts for deed. Interim loans have terms of 12 months or less, depending on the collateral securing the interim mortgage and the borrower. The more extensive the rehabilitation work on the property or the construction requirements, the longer the term of the loan. The average construction loan has a term of nine months; the average rehabilitation loan has a term of six months.

RESIDENTIAL MORTGAGE PORTFOLIO TABLE

	As of December 31,
	2011	2010	2009
Residential mortgages owned outright	91	96	80
Loans remaining in first securitization	123	123	131
Loans remaining in second securitization	111	112	118
Contracts for deed owned outright	3	3	3
Interim mortgages	33	98	121
Unpaid principal balance, net	$23,018,000	$31,229,000	$41,351,000
Annual yield	12.15%	11.12%	11.64%
Percent of revenues	14.9%	35.12%	59.96%
Average Loan UPB	$64,000	$72,000	$91,000

Line of Credit, Affiliate – Land Development Loans

On June 20, 2006, the Company entered into a Second Amended and Restated Secured Line of Credit Promissory Note as modified by an amendment effective September 1, 2006 - (the "Amendment") with UDF, a Nevada limited partnership that is affiliated with the Company's Advisor, UMTHGS.  The Amendment increased an existing revolving line of credit facility ("Loan") to $45 million. The purpose of the Loan is to finance UDF's loans and investments in real estate development projects. On July 29, 2009, our trustees approved an amendment to increase the revolving line of credit facility to an amount not to exceed $60,000,000. Effective December 31, 2010, the loan was extended for a period of one year and the loan amount was increased from $60,000,000 to $75,000,000. Effective December 31, 2011, the loan was extended for a period of one year and matures on December 31, 2012.

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

On September 19, 2008, UMT entered into an Economic Interest Participation Agreement with UDF III pursuant to which UDF III purchased (i) an economic interest in the UDF Loan and (ii) a purchase option to acquire a full ownership participation interest in the Loan (the “Option”).

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

The Option gives UDF III the right to convert its economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Loan and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while UDF III owns an economic interest in the UMT Loan.  If UDF III exercises its Option and acquires a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UDF III and UMT will participate in the control and management of the UMT Loan. At December 31, 2011 and 2010 UDF III had funded approximately $71,367,000 and $62,194,000, respectively, to UDF under this agreement of which approximately $65,504,000 and $57,051,000 were outstanding under the Economic Interest Participation Agreement at December 31, 2011 and 2010, respectively.

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

The lending facility to UDF represents the continuing evolution of the Company's investment policy away from its original investment objective of long term residential mortgages to a portfolio which consists primarily of the increase in the Loan to UDF, an affiliate of our Advisor, lot banking loans, construction loans and model home loans.  The Company's Trustees believe that the interest rate environment, increasing default rates, which have resulted in lower yields from traditional residential mortgage investments and the recent broader deterioration of the sub-prime mortgage market, requires that we seek other investments that are capable of providing superior returns, credit and collateral for our shareholders.  Our Trustees were also influenced by the results of our existing loan arrangement with UDF.  From June 2003 through December 2011, UMT has funded to UDF approximately $126 million in first lien, subordinate loans and equity investments and received approximately $120 million in loan and equity repayments.

We anticipate the increasing concentration of our investments in the Loan, lot banking, model home loans and construction loans and that residential mortgages and interim loans will continue to diminish as a significant component of our total investment portfolio.

The Company monitors the line of credit for collectability on a continuing basis based on the affiliate’s payment history. No valuation allowance or charge to earnings was recorded for the years ended December 31, 2011, 2010, and 2009 based on the Company’s evaluation. Outstanding balances were approximately $ 71,367,000, $62,194,000, and $57,110,000 at year end 2011, 2010, and 2009, respectively.

Properties Pledged as Collateral

At year end 2011, approximately 41% of the properties securing our interim loan Mortgage Investments were located in Texas, 55% in California, 1% or less in 11 other states.

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

Comparative Income and Expenses

During the years ended December 31, 2011, 2010, and 2009, total revenues were approximately $5,130,000, $7,369,000, and $9,072,000, respectively, representing a decrease over the prior year of ($2,239,000) or (30%), ($1,703,000) or (19%), and ($2,101,000) or (19%), respectively. The overall decrease in all three years was primarily attributable to the reduced balance in the UDF line of credit (net of the Economic Interest Participation Agreement with UDF III), the reduced balance in non-affiliate interim mortgages and amortizations and pay-offs in the securitized mortgage portfolios. See Liquidity and Capital Resources section for further discussion.

Revenue derived from affiliates decreased ($1,847,000) or (32%), ($1,960,000) or (26%), and ($1,324,000) or (15%), and revenues from non-affiliates increased (decreased) ($392,000) or (23%), $257,000 or 18%, and ($771,000) or (35%) during the years ended December 31, 2011, 2010, and 2009, respectively. The overall decrease in affiliate income is due primarily to the lower outstanding balance in the UDF line of credit (net of the Economic Interest Participation Agreement with UDF III) which was partially offset by the higher outstanding balance in the UMTHLC deficiency note and the placement of certain affiliate interim mortgages on non-accrual status.

Total expenses during 2011, 2010, and 2009 were approximately $3,537,000, $4,397,000, and $4,875,000, respectively, representing an increase (decrease) over the prior year of approximately ($860,000) or (20%), ($479,000) or (10%), and $485,000 or 11%, respectively.  The 2011 decrease was due primarily to a reduction of provision for loan losses expense in the amount of $400,000, a $380,000 reduction in REO and legal expenses, and a $140,000 decrease in trust administration fees, offset partially by an increase in interest expense of approximately $116,000. The 2010 decrease was due primarily to a reduction in the provision for loan losses expense of approximately $1,301,000 which was partially offset by an increase in interest expense of approximately $369,000. The 2009 increase was primarily attributable to the increase in provision for loan losses expense of approximately $388,000 and an increase of approximately $100,000 in interest expense. These items are discussed in more detail below.

PROVISION FOR LOAN LOSSES: decreased 35% in 2011, decreased 54% in 2010, and increased 19% in 2009, respectively.

The increase or decrease in provisions for loan losses between years depends on how many loans are foreclosed since we create the allowance for loan losses on default rates and foreclosure trends.  The tables below illustrate loss rates as a percentage of the nonrecourse portfolio for 1) interim loans and 2) residential mortgages and contracts for deed:

Interim Mortgages:

Year	Unpaid principal balance at year ends of unaffiliated loans	Loan losses charged- off	Loss rate as a percentage of unaffiliated loans
2011	$36,000	-	0.00%
2010	$249,000	-	0.00%
2009	$294,600	-	0.00%

Residential Mortgages and Contracts for Deed:

Year	Unpaid principal balance including securitized loans	Loan losses charged- off	Loss rate as a percentage of loans
2011	$11,235,000	$609,000	5.42%
2010	$12,394,000	$827,000	6.67%
2009	$12,431,000	$843,000	6.78%

Loan loss reserves are established when a.) the collectability of current loan balances becomes uncertain or b.) the underlying collateral value for foreclosed properties is less than its carrying value. For current loan balances, a loan loss reserve is created based on a three year look back of historical default rates, as well as a specific analysis on a loan by loan basis. The Company decreased its provision for loan losses in 2011, decreased them in 2010 and increased its provision for loan losses in 2009 in order to ensure adequate reserves over the long-term based on our assessment of market conditions. The Company’s three year historical default rate for residential mortgages and contracts for deed is approximately 2.2% of the remaining outstanding unpaid principal balance of the loans it owns outright, excluding the securitized loans. The Company’s three year historical default rate for interim mortgages is approximately 0.10%. The Company continually monitors the adequacy of its loan loss reserves and will provide for additional reserves in the future if needed. The Company charges additions to the loan loss reserves to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against, or charged-off, and decrease the loan loss reserve, while amounts recovered on previously charged off accounts increase the loan loss reserve.

INTEREST EXPENSE:  Increased 25% in 2011, increased 359% in 2010, and increased 100% in 2009.

Interest expense was approximately $589,000, $473,000, and $103,000, respectively, in 2011, 2010, and 2009. The Company’s primary credit facility matured in November 2007 and in 2008 the Company had no credit facility or long term debt outstanding. The increase in 2010 was due to the use of the bank line of credit during the full year and the term loan credit facility entered into in April, 2010. In August 2009, the Company entered into a new revolving line of credit facility with a bank for $5,000,000. The outstanding balance on this line was $4,143,000 and $4,408,000 at December 31, 2011 and 2010, respectively. On April 21, 2010, the Company entered into a new term loan credit facility with a bank for $1,600,000. The outstanding balance on this loan at December 31, 2011 and December 31, 2010 was approximately $1,107,000. During 2011, the Company entered into three new term loan credit facilities with three different banks for $5,000,000, $250,000, and $4,300,000. The outstanding balances on these loans at December 31, 2011 were approximately $181,000, $104,000, and $2,253,000.

Use of these credit facilities is the reason for the increased interest expense in 2011 over 2010 and 2010 over 2009. We used our credit facilities to provide additional funds for investment. The use of our credit facilities, depends on the number of suitable investments available at any given time and the amount of cash we have on hand. Interest expense fluctuates based on 1) how heavily we rely on our credit facilities and 2) the increase or decrease in the interest rate we pay under the credit facility.  See Liquidity and Capital Resources section for further discussion.

LOAN SERVICING FEES: Decreased 13% in 2011, and increased 116% and 78% in 2010 and 2009, respectively.

Loan servicing fees paid to PSC for servicing some of our Mortgage Investments change as a result of the amount we had invested in residential mortgages and contracts for deed which decreased 12% in 2011, increased 11% in 2010 and 32% in 2009.  Increases in the loan servicing fee were expected as the long term mortgage portfolio stabilizes or increases, and decreases in the loan servicing fee should occur as the long term mortgage portfolio decreases. Loan servicing fees were approximately $21,000, $24,000, and $11,000, in 2011, 2010, and 2009, respectively.

TRUST ADMINISTRATION FEES: Decreased 12% in 2011, increased 9% in 2010, and decreased 3% in 2009.

The trust administration fee was paid to our Advisor. The current monthly fee is calculated as 1/12th of 1% of our average invested assets. The trust administration fee increases and decreases as our invested assets increase or decrease as we draw on or pay down the credit facility that we use to acquire mortgage investments. Trust administration fees paid in 2011, 2010, and 2009 were approximately $1,000,000, $1,138,000, and $1,042,000, respectively and are based on the balance of average invested assets.

GENERAL AND ADMINISTRATIVE EXPENSES: Decreased 27% in 2011 increased 26%, and 2% in 2010 and 2009, respectively.

General and administrative expenses were approximately $1,208,000, $1,650,000, and $1,307,000, respectively, in 2011, 2010, and 2009. The major categories of general and administrative expenses include transfer agent fees, legal fees, printing and reproduction costs, accounting and audit fees, recording fees, expenses to maintain REO properties, trustee fees and insurance. The decrease in 2011 resulted from lower expenses in all categories. The increase in 2010 and 2009 was primarily due to higher accounting and legal services expenses and expenses incurred to maintain REO properties

Operating expense as a percentage of income, net of interest expense and provision for loan losses was 43.45%, 38.17%, and 26.01%, for 2011, 2010, and 2009, respectively. Operating expense as a percentage of average invested assets was 1.77%, 2.04%, and 1.54%, for the years, respectively.

Net income was approximately $1,592,000, $2,972,000, and $4,196,000, for 2011, 2010, and 2009, respectively, representing a decrease of 46%, 29%, and 38% in 2011, 2010 and 2009, respectively. The decreases in 2011 and 2010 were driven primarily by reduced income from affiliates, as discussed above, due to the pay-off of the UDF line of credit in September 2008, and a reduction in the interim loans affiliates. The decrease in 2009 was driven primarily by reduced income from affiliates due to the pay-off (reduction) of UMTHLC interim mortgages, and the pay-off of the UDF line of credit in September 2008 and an increase in the provision for loan losses expense. Earnings per share in 2011, 2010, and 2009 were $0.25, $0.46, and $0.65, for the respective years. Daily use of leverage was $5.1 million in 2011, as compared to $4.7 million in 2010, and $1.2 million in 2009. Performing Mortgage Investment yields were approximately 12.15%, 11.12%, and 11.64%, in 2011, 2010, and 2009, respectively, further impacting earnings. Average daily cash balances of $679,000 in 2011, compared to $421,000 in 2010, and $677,000 in 2009, again positively or negatively impacting earnings in successive years.

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

Unaffiliated Foreclosed Properties. We began 2011, 2010, and 2009 with 12, 11, and 19 foreclosed residential mortgages and contracts for deed, respectively, and foreclosed an additional 1, 7, and 11 loans during the respective years.  We sold 11, 6, and 19, foreclosed properties in 2011, 2010, and 2009, respectively, leaving 2, 12, and 11, foreclosed properties at the end of each of the three years, respectively. Non-affiliate foreclosed properties as a percentage of total unaffiliated residential mortgages and contracts for deed at year end were 0.94%, 5.02%, and 4.32%, respectively.

We began 2011, 2010, and 2009 with 143, 150, and 104, foreclosed interim loans, respectively, and foreclosed an additional 3, 6, and 65, properties during the respective years. We sold 62, 13, and 19, foreclosed properties, during 2011, 2010, and 2009, respectively, leaving 84, 143, and 150, foreclosed interim loans at the respective year ends. In December of 2006 we ceased funding interim loans for the construction of single family homes originated by an unaffiliated lender, Residential Development Corporation and began liquidating properties securing Residential Development Corporation non-performing loans. Accordingly, 2008 foreclosures were significantly higher than prior years.

At December 31, 2011 our foreclosed property portfolio consisted of 86 residential properties of which 20 were rental properties. Our exit strategy for these properties is to dispose of them, over time, and recover our cost. This includes marketing available properties for sale or rental including providing seller financing to qualified third party buyers. Active rental properties can be seasoned over time and if the tenant can then qualify for third party or seller financing the property can then be sold and its cost recovered. These rental properties also provide cash flow to the Company during this process and reduce our holding costs.

In December 2006, we ceased funding individual interim loans for the construction of single family homes. In 2008, we completed foreclosure on the remaining non-performing interim mortgage loans funded to Residential Development Corp. (“RDC”). As a result, our outstanding balance of interim mortgage loans to non-affiliates was approximately $36,000 and $249,000 at December 31, 2011 and 2010, respectively.

The following tables detail major categories of foreclosed loans for each of the last three fiscal years:

RESIDENTIAL MORTGAGES & CFDs	2011	2010	2009
Number of loans defaulted at beginning of year	12	11	19
Aggregate gross value	$622,000	$537,000	$865,000

Additional defaults during year	1	7	11
Aggregate gross value	$45,000	$351,000	$509,000

Defaulted properties disposed of during year	11	6	19
Aggregate gross value	$561,000	$267,000	$837,000

Number of loans defaulted at end of year	2	12	11
Aggregate gross value	$106,000	$621,000	$537,000

INTERIM LOANS	2011	2010	2009
Number of loans defaulted at beginning of year	143	150	104
Aggregate gross value	$10,180,000	$9,428,000	$5,964,000

Additional defaults during year	3	6	65
Aggregate gross value	$251,000	$2,226,000	$4,635,000

Defaulted properties disposed of during year	62	13	19
Aggregate gross value	$4,919,000	$1,474,000	$1,171,000

Number of loans defaulted at end of year	84	143	150
Aggregate gross value	$5,512,000	$10,180,000	$9,428,000

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

The table below summarizes our gross mortgage portfolio by asset type as of December 31, 2011, 2010, and 2009:

Category	2011	2010	2009
First lien secured interim mortgages 12 months or less and residential mortgages & contracts for deed	$22,488,000	$23,642,000	$30,925,000
Secured, LOC to UMTH Lending Co., L.P.	7,861,000	15,566,000	16,842,000
Land development loans	71,366,000	62,194,000	56,848,000
Finished lot loans	2,249,000	-	1,988,000
Construction loans	1,884,000	4,755,000	6,477,000

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

As of December 31, 2011, the Company had two deficiency notes with non-affiliates in the amount of approximately $8,063,000. One note in the amount of approximately $1,725,000 bears interest at a rate of 14% per annum. The second note in the amount of approximately $6,338,000. The Company does not accrue interest on this note as the underlying collateral value approximates the note balance, net of reserves.

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

As of December 31, 2007, UMTHLC issued to the Company a variable amount promissory note in the amount of $5,100,000 to evidence its deficiency obligations to the Company.  The initial principal amount of the note was approximately $1,848,000. The principal balance as of December 31, 2011 and 2010 was $29,508,000, and $12,739,000, respectively. The principal balance will fluctuate from time to time based on the underlying loan activity and the amount of deficiencies realized by the affiliate.  The note requires monthly principal and interest payments based on a ten-year amortization for the outstanding principal balance.  Effective January 2011 the interest rate was reduced to 6%. The note is secured by a limited guaranty by UMTHGS, the Advisor, equal to a monthly amount not to exceed 33% of the advisory fee received by UMTHGS under the terms of its advisory agreement with the Company.

Dividends and Distributions to Shareholders

Distributions per share of beneficial interest were $0.58, $0.58, and $0.73 per weighted share for 2011, 2010, and 2009, respectively, on earnings of $0.25, $0.46, and $0.65, respectively. In 2011, 2010, and 2009 we distributed approximately 234%, 125%, and 112%, of our net income. The portion of the distributions that does not represent earnings represents return of capital.  (See the table below.) Distributions declared by our trustees during 2011, 2010, and 2009 were at an annualized rate of return of 2.9%, 2.9%, and 3.7%, respectively. The rate of return of these distributions on the NAV of outstanding shares during 2011, 2010 and 2009 was at an annualized rate of 3.76%, 3.68% and 4.60% respectively. We are under no obligation to pay dividends at that same rate and from time to time the rate at which we pay dividends may be adjusted by our trustees.

	For the Years Ended December 31,
	2011	2010	2009
Dividend paid per Share	$0.58	$0.58	$0.73
Amount paid in excess of earnings per Share	$0.33	$0.15	$0.09

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEARS ENDED

DECEMBER 31, 2011, 2010, and 2009

Sources and Uses of Funds

Cash flows from operating activities are generally the result of net income adjusted for provision for loan losses, (increases) decreases in accrued interest receivable and increases (decreases) in accounts payable and accrued liabilities. Cash (used in) provided by operations was approximately ($1,775,000), $2,059,000, and $1,329,000 during the years ended December 31, 2011, 2010 and 2009, respectively.

Cash flows from investing activities generally reflect fundings and payments received from lending activities. The Company provided cash in investing activities of approximately $3,173,000, in 2011, primarily from receipts from deficiency notes and sales of real estate owned. The Company used approximately $552,000, and $2,049,000 in investing activities in 2010 and 2009, respectively, primarily as a result of investments in real estate owed and affiliate lines of credit.

Cash flows from financing activities generally reflect proceeds from the issuance of shares, borrowings or repayments on the lines of credit, the purchase of treasury stock and the payment of dividends. The Company used approximately $1,042,000, $1,838,000 and $886,000 in financing activities in 2011, 2010 and 2009, respectively. The primary uses are the purchase of treasury stock and the payment of dividends and primary sources are proceeds from the issuance of shares and from borrowings on the lines of credit. The decrease in cash used in 2011 compared to 2010 was primarily due to a reduction in treasury stock repurchased and an increase in borrowings on the lines of credit.

Credit Facilities

During August 2009, the Company entered into a revolving line of credit facility with a bank for $5,000,000. The line of credit bears interest at prime plus one percent, with a floor of 5.50% and requires monthly interest payments. Principal and all unpaid interest will be due at maturity, which is August 2012. The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit. The outstanding balance on this line of credit was approximately $4,143,000, and $4,408,000 at December 31, 2011 and 2010, respectively.

In March, 2010, the Company sold two residential mortgage loans, with full recourse, to unaffiliated investors for approximately $169,000. These sales were accounted for as recourse borrowings. The notes require monthly principal and interest payments at a rate of 9.5% amortized over 30 years with all unpaid principal and interest due at maturity. One loan, had a balance of approximately $70,000, at December 31, 2011 and 2010, respectively, and matures on May 1, 2015. The other loan, had a balance of approximately $97,000 on December 31, 2011 and approximately $98,000 on December 31, 2010, and matures on November 23, 2013. The total outstanding balance on these notes was approximately $167,000 and $168,000 at December 31, 2011 and 2010 respectively.

On April 21, 2010, the Company entered into a term loan credit facility with a bank for $1,600,000. The loan bears interest at prime plus one percent, with a floor of 7.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is October 21, 2011. The term loan credit facility was extended effective December 21, 2011 through December 19, 2012, and the interest rate was reduced from 7.0% to 5.5%. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at December 31, 2011 and 2010 was approximately $1,107,000.

On January 27, 2011, United Mortgage Trust initiated a private offering of Secured Subordinated Notes (“Notes,” to accredited investors “Note Holders”). The Notes are being offered through a wholly owned subsidiary, UMT Home Finance II, L.P. (“HF II”). HF II is a Delaware limited partnership that was formed on November 29, 2010 as a Special Purpose Entity, for the purpose of originating and holding loans made to fund the acquisition of finished lots and the construction of single-family homes on the subject lots (“Loans”). HF II will issue up to $5 million in 7.5% Notes. The Notes will be secured by an undivided security interest on the pool of loans owned by HF II. The offering of the Notes is not registered under the Securities Act, in reliance upon the exemption from registration for non-public offerings provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933. As of December 31, 2011, approximately $300,000 was outstanding and approximately $50,000, $100,000 and $150,000 matures on April 1, 2012, March 1, 2016 and April 1, 2016, respectively. Through March 30, 2012, approximately $1,375,000 had been raised through this private placement.

On May 27, 2011, the Company entered into a term loan credit facility with a bank for $4,300,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is May 27, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at December 31, 2011 was approximately $2,253,000.

On August 1, 2011, the Company entered into a term loan credit facility with a bank for $250,000. The loan bears interest at prime plus one percent, with a floor of 4.75%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is August 1, 2012. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at December 31, 2011 was approximately $104,000.

On October 26, 2011, the Company entered into a term loan credit facility with a bank for $5,000,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is October 26, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at December 31, 2011 was approximately $181,000. As of December 31, 2011 the Company was not in compliance with one of its debt covenants; however the Company obtained a waiver letter from the lending institution of its covenant violation.

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

	December 31,
	2011	2010	2009
Shares issued	24,990	35,150	46,000
Dividend reinvestment proceeds	$391,000	$558,000	$815,000
Number of shares returned to treasury	(14,133)	(31,470)	(60,000)
Value of shares repurchased	$(276,000)	$(566,000)	$(1,113,000)
Principal receipts:
First lien mortgage notes and trust receivables	$922,000	$1,454,000	$217,000
Real estate owned (Investments)	$3,258,000	$(6,895,000)	$716,000
Interim loans	$325,000	$46,000	$64,000
Interim loans and deficiency notes, affiliate	$1,559,000	$9,897,000	$2,787,000
Net receipts(fundings) - lines of credit	$622,000	$3,448,000	$(3,241,000)
Net receipts(fundings) - lines of credit, affiliate	$(711,000)	$(3,128,000)	$(1,301,000)
Net borrowings(payments) – bank lines of credit	$2,272,000	$1,727,000	$3,788,000

As of December 31, 2011, we had issued an aggregate of 8,324,756 shares, with 1,887,336 shares repurchased and retired to treasury, leaving 6,437,420 shares outstanding.  Total capital raised from share issuances was approximately $165,936,000.

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

Since inception and as of December 31, 2011, we have invested an aggregate of approximately $539 million in interim loans from various sources, and UDF had drawn down an aggregate of approximately $125.9 million from us on its line of credit. In 2011 we funded approximately $2.6 million in interim loans and approximately $720,000 in draws to UDF, compared to approximately $2.1 million in interim loans and $5.1 million in draws to UDF in 2010, and approximately $2 million in interim loans and $2 million funded to UDF in 2009. The following table sets forth, as a percentage of total funds invested with all sources, the percentage of mortgage investments made to affiliates during 2011, 2010, and 2009.

Affiliated Company	2011	2010	2009
RAFC	0%	1%	7%
UMTHLC	3%	3%	22%
UDF	2%	11%	6%

Total of affiliate mortgage investments	5%	15%	35%

The following table shows the dollar amounts of investments funded with affiliates of our Advisor in the three comparable years:

Affiliated Company	2011	2010	2009
RAFC	$944	$549,000	$2,708,000
UMTHLC	$946,000	$1,598,000	$8,195,000
UDF	$720,000	$5,143,000	$2,231,000

In addition, we no longer fund draws directly to RAFC, but we do fund draws directly to vendors for projects that are active and serviced by RAFC.

Outstanding balances for interim loans purchased from affiliates of our Advisor and the UDF line of credit at December 31, 2011, 2010, and 2009 purchased from affiliates were:

Affiliated Company	2011	2010	2009
RAFC	$16,449,000	$16,592,000	$23,602,000
UMTHLC	$7,861,000	$15,566,000	$16,842,000
UDF	$71,367,000	$62,194,000	$57,110,000

We no longer purchase residential mortgages or contracts for deed other than to carry back a note on the sale of a foreclosed property or to reclassify an interim loan.

Transactions with Related Parties

We do not have employees. All administrative services and facilities are provided to us by our Advisor under the terms of an Advisory Agreement effective August 1, 2006, (now subject to an Advisory Agreement effective January 1, 2011). The services of  our Advisor, UMTHGS,  include all day-to-day administrative services including managing our development of investment guidelines, overseeing servicing, negotiating purchases of loans and overseeing the acquisition or disposition of investments and managing our assets.  We pay UMTHGS a monthly trust administration fee, depending on our annual distribution rate, ranging from 1/12th of 1% up to 1/12th of 2% of the amount of average invested assets per month. The agreement also provides for a subordinated incentive fee equal to 25% of the amount by which our net income for a year exceeds a 10% per annum non-compounded cumulative return on our adjusted contributions. No incentive fee was paid during 2011, 2010 or 2009. In addition, for each year in which it receives a subordinated incentive fee, the Advisor will receive a 5-year option to purchase 10,000 shares at a price of $20.00 per share (not to exceed 50,000 shares). As of December 31, 2011, 2010, and 2009, the Advisor has not received options to purchase shares under this arrangement.

The Advisor and its affiliates are also entitled to reimbursement of costs of goods, materials and services obtained from unaffiliated third parties for our benefit, except for note servicing and for travel and expenses incurred in connection with efforts to acquire investments for us or to dispose of any of our investments. During 2011, 2010 and 2009, the Company paid the Advisor approximately $76,000 each year as reimbursement for costs associated with providing shareholder relations activities.

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

The Advisory Agreement also provides for us to pay to the Advisor a debt placement fee.  We may engage the Advisor, or an Affiliate of the Advisor, to negotiate lines of credit on behalf of the Company.  UMT shall pay a negotiated fee, not to exceed 1% of the amount of the line of credit secured, upon successful placement of the line of credit. The Company paid debt placement fees of approximately $43,000 and $50,000 to an affiliate of the Advisor in June and October 2011, respectively. These fees are amortized monthly, as an adjustment to interest expense, over the term of the credit facility agreements described in Note D.

Loan servicing fees are paid to PSC and were paid to REOPC. The fees are paid monthly and calculated as 1/12th of 1/2% and 0.8% of the outstanding principal balance of each loan or value of each property, respectively. In addition, each received real estate sales commissions on a scale of 1% to 4% of the sales price of a foreclosed property when the property is liquidated.

Below is a chart listing fees paid to the Advisor and PSC in the past three years:

Type of Fee	Payee	2011	2010	2009
Trust management fee, net	UMTHGS	$1,000,000	$1,138,000	$1,042,000
Investor relations service fee	UMTHGS	$76,000	$76,000	$76,000
Loan servicing fees	PSC	$21,000	$24,000	$11,000

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

Loan Loss Reserves

Loan loss reserves are established when it becomes clear that the current market value of foreclosed properties is less than the outstanding balances of loans plus accrued interest. A loan loss reserve is created based on a three year look back of default rates. It is calculated as the difference between the outstanding loan balance of a foreclosed property, plus accrued interest income, less the estimated proceeds from the sale of the foreclosed property. The Company’s three year historical default rate for residential mortgages and contracts for deed is approximately 2.2% of the remaining outstanding unpaid principal balance of the loans it owns outright, excluding the securitized loans. The Company’s three year historical default rate for interim mortgages is approximately 0.10%. The Company charges additions to the loan loss reserve to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against the reserve, or “charged-off,” and decrease the reserve for loan losses, while amounts recovered on previously charged off accounts increase the reserve.

The changes in the reserve for loan losses during the years ended December 31, 2011, 2010, and 2009 are summarized as follows:

	2011	2010	2009
Balance, beginning of year	$5,233,000	$5,075,000	$4,490,000
Provision for loan losses	720,000	1,111,000	2,413,000
Reduction of values of foreclosed mortgages and loans charged off	(239,000)	(953,000)	(1,828,000)
Balance, end of year	$5,714,000	$5,233,000	$5,075,000

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

We continued these efforts throughout 2011 and 2010 and will continue until the RDC portfolio is fully liquidated.  Throughout 2011, 2010, and 2009 UMT allocated $240,000, $432,000, and $1,292,000, respectively, of reserves for losses associated with the RDC portfolio.  In the event that aggressive liquidation of the portfolio may result in additional losses, we will provide for additional reserves as needed.

DISCLOSURE OF CONTRACTUAL OBLIGATIONS

As of December 31, 2011, 2010, and 2009, the Company does not have any contractual obligations to make future payments under any debt obligations or long-term lease agreements.

DIVIDENDS DECLARED AND DISTRIBUTIONS MADE

During the year ended December 31, 2011, we declared dividends and made distributions on a monthly basis as shown below. We maintained a 2.9% annualized dividend rate during the year and distributed approximately 234% of our net income. Distributions paid on NAV were made at a rate of 3.76% and 3.68% for the years ended December 31, 2011 and 2010 respectively. We are under no obligation to make distributions at any particular rate, although we are obligated to distribute 90% of our REIT Taxable Income in order to continue to qualify as a REIT for federal income tax purposes. The amount distributed in excess of earnings per share represents return of capital.

	For the Years Ended December 31,
	2011	2010	2009
Dividend paid per Share	$0.58	$0.58	$0.73
Amount paid in excess of earnings per Share	$0.33	$0.15	$0.09

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to interest rate changes primarily in connection with our bank.

During August 2009, the Company entered into a new revolving line of credit facility with a bank for $5,000,000. The line of credit bears interest at prime plus one percent, with a floor of 5.50% and requires monthly interest payments. Principal and all unpaid interest will be due at maturity, which is August 2012. The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit. The outstanding balance on this line of credit was approximately $4,143,000, and $4,408,000 at December 31, 2011 and 2010, respectively. On April 21, 2010, the Company entered into a new term loan credit facility with a bank for $1,600,000. The loan bears interest at prime plus one percent, with a floor of 7.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is October 21, 2011. The term loan credit facility was extended effective December 21, 2011 through December 19, 2012, and the interest rate was reduced from 7.0% to 5.5%. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at December 31, 2011and 2010 was approximately $1,107,000. On May 27, 2011, the Company entered into a new term loan credit facility with a bank for $4,300,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is May 27, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at December 31, 2011 was approximately $2,253,000. On August 1, 2011, the Company entered into a new term loan credit facility with a bank for $250,000. The loan bears interest at prime plus one percent, with a floor of 4.75%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is August 1, 2012. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at December 31, 2011 was approximately $104,000. On October 26, 2011, the Company entered into a new term loan credit facility with a bank for $5,000,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is October 26, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at December 31, 2011 was approximately $181,000. On January 27, 2011, United Mortgage Trust initiated a private offering of Secured Subordinated Notes (“Notes,” to accredited investors “Note Holders”). The Notes are being offered through a wholly owned subsidiary, UMT Home Finance II, L.P. (“HF II”). HF II is a Delaware limited partnership that was formed on November 29, 2010 as a Special Purpose Entity, for the purpose of originating and holding loans made to fund the acquisition of finished lots and the construction of single-family homes on the subject lots (“Loans”). HF II will issue up to $5 million in 7.5% Notes. The Notes will be secured by an undivided security interest on the pool of loans owned by HF II. The offering of the Notes is not registered under the Securities Act, in reliance upon the exemption from registration for non-public offerings provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933. As of December 31, 2011, approximately $300,000 was outstanding and approximately $50,000, $100,000 and $150,000 matures on April 1, 2012, March 1, 2016 and April 1, 2016, respectively.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED MORTGAGE TRUST

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

United Mortgage Trust

We have audited the accompanying consolidated balance sheets of United Mortgage Trust as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years ended December 31, 2011.   The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Mortgage Trust as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas

March 30, 2012

UNITED MORTGAGE TRUST

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
Assets
Cash and cash equivalents	$363,561	$7,325

Mortgage investments:
Investment in trust receivable	1,098,797	1,243,638
Investment in residential mortgages	4,904,537	5,557,396
Interim mortgages, affiliates	17,319,590	24,638,389
Interim mortgages	35,886	248,585
Allowance for loan losses	(340,487)	(459,361)
Total mortgage investments	23,018,323	31,228,647

Lines of credit receivable, affiliate	78,356,781	69,714,261
Lines of credit receivable, non-affiliates	4,132,639	4,755,129
Accrued interest receivable	1,433,610	981,994
Accrued interest receivable, affiliates	9,032,145	12,721,070
Reserves – accrued interest receivable	(2,418,413)	(1,399,431)
Recourse obligations, affiliates	18,361,710	18,321,173
Real estate owned, net	11,090,796	15,980,479
Deficiency notes	8,063,129	7,301,046
Deficiency notes, affiliates	29,507,820	12,739,093
Reserves – deficiency notes	(4,757,746)	(4,517,746)
Other assets	445,584	340,504
Total assets	$176,629,939	$168,173,544

Liabilities and Shareholders’ Equity
Liabilities:
Dividend payable	$310,000	$310,000
Lines of credit payable	6,680,333	4,407,989
Accounts payable and accrued liabilities	936,279	1,046,462
Accounts payable and accrued liabilities, affiliates	2,522,158	2,958,808
Participation payable, affiliate	65,503,661	57,050,973
Notes payable	1,574,521	1,275,665
Total liabilities	77,526,952	67,049,897

Commitments and contingencies

Shareholders' equity:
Shares of beneficial interest; $0.01 par value; 100,000,000 shares authorized; 8,324,756 and 8,299,766 shares issued, respectively; and 6,437,420 and 6,426,563 outstanding, respectively	83,227	82,971
Additional paid-in capital	147,151,952	146,817,612
Cumulative distributions in excess of earnings	(11,620,748)	(9,485,280)
	135,614,431	137,415,303
Less treasury stock of 1,887,336 and 1,873,203 shares, respectively, at cost	(36,511,444)	(36,291,656)
Total shareholders' equity	99,102,987	101,123,647
Total liabilities and shareholders' equity	$176,629,939	$168,173,544

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2011	2010	2009
Revenues:
Interest income, affiliates	$3,850,099	$5,697,380	$7,657,170
Interest income	1,279,412	1,671,327	1,414,502
Total revenues	5,129,511	7,368,707	9,071,672
Expenses:
Trust administration fee – related parties	1,000,000	1,137,943	1,041,630
Loan servicing fee – related parties	21,064	24,264	11,242
General and administrative expenses – related parties	85,077	81,186	212,407
General and administrative expenses	1,122,433	1,569,060	1,094,167
Provision for loan losses	720,000	1,111,406	2,412,500
Interest expense – related parties	104,757	77,473	22,223
Interest expense	484,027	395,347	81,110
Total expenses	3,537,358	4,396,679	4,875,279

Net income	$1,592,153	$2,972,028	$4,196,393

Net income per share of beneficial interest	$0.25	$0.46	$0.65

Weighted average shares outstanding	6,435,781	6,422,407	6,417,813

Distributions per weighted share outstanding	$0.58	$0.58	$0.73

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2011, 2010 and 2009

	Shares of Beneficial Interest		Additional	Cumulative Distributions
	Shares	Par Value	Paid-in Capital	in Excess of Earnings	Treasury Shares	Treasury Stock	Total
Balance at December 31, 2008	8,218,591	$82,126	$145,444,793	$(8,551,085)	1,782,022	$(34,613,060)	$102,362,774

Proceeds from shares issued	46,025	520	814,931	-	-	-	815,451
Purchase of treasury stock	-	-	-	-	59,711	(1,112,780)	(1,112,780)
Dividends ($0.73 per share)	-	-	-	(4,377,081)	-	-	(4,377,081)
Net income				4,196,393			4,196,393
Balance at December 31, 2009	8,264,616	$82,646	$146,259,724	$(8,731,773)	1,841,733	$(35,725,840)	$101,884,757

Proceeds from shares issued	35,150	325	557,888	-	-	-	558,213
Purchase of treasury stock	-	-	-	-	31,470	(565,816)	(565,816)
Dividends ($0.58 per share)	-	-	-	(3,725,535)	-	-	(3,725,535)
Net income	-	-	-	2,972,028	-	-	2,972,028
Balance at December 31, 2010	8,299,766	$82,971	$146,817,612	$(9,485,280)	1,873,203	$(36,291,656)	$101,123,647

Proceeds from shares issued	24,990	256	390,594	-	-	-	390,850
Purchase of treasury stock	-	-	(56,254)	-	14,133	(219,788)	(276,042)
Dividends ($0.58 per share)	-	-	-	(3,727,621)	-	-	(3,727,621)
Net income	-	-	-	1,592,153	-	-	1,592,153
Balance at December 31, 2011	8,324,756	$83,227	$147,151,952	$(11,620,748)	1,887,336	$(36,511,444)	$99,102,987

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
Operating Activities
Net income	$1,592,153	$2,972,028	$4,196,393
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	720,000	1,111,406	2,412,500
Depreciation and amortization	8,377	2,376	1,380
Changes in assets and liabilities:
Accrued interest receivable	(864,450)	249,216	(338,991)
Accrued interest receivable, affiliates	(2,512,888)	(3,557,897)	(4,592,115)
Other assets	(113,457)	161,738	(63,033)
Accounts payable and accrued liabilities	129,817	(1,736,582)	92,101
Accounts payable and accrued liabilities, affiliates	(734,926)	2,856,468	(378,759)
Net cash (used in) provided by operating activities	(1,775,374)	2,058,753	1,329,476

Investing Activities
Investments in trust receivable	-	(85,977)	(3,251)
Principal receipts on trust receivable	144,841	865,666	161,699
Investment in residential mortgages	(124,000)	(1,140,567)	(117,300)
Principal receipts on residential mortgages	776,859	588,584	55,514
Investment in interim mortgages and deficiency notes	(81,161)	(49,786)	(436,802)
Principal receipts on interim mortgages and deficiency notes	324,555	46,015	64,011
Investments in interim mortgages and deficiency notes, affiliates	(2,555,881)	(242,092)	(77,301)
Principal receipts on interim mortgages and deficiency notes, affiliate	1,558,934	8,651,460	2,786,993
Investments in recourse obligations, affiliates	(55,989)	(1,941,493)	(182,743)
Principal receipts from recourse obligations, affiliates	15,452	70,055	232,627
Principal investments in lines of credit receivable, affiliate	(710,908)	(2,763,147)	(1,301,212)
Principal receipts from (investments in) lines of credit receivable, non-affiliates	622,490	3,447,576	(3,240,733)
Investments in real estate owned	(594,973)	(9,473,091)	(7,300)
Principal receipts on real estate owned	3,853,004	1,474,994	16,319
Net cash provided by (used in) investing activities	3,173,223	(551,803)	(2,049,479)

Financing Activities
Net borrowings on lines of credit payable	2,272,344	1,726,965	3,788,477
Proceeds from notes payable	298,856	168,212	-
Proceeds from issuance of shares of beneficial interest	390,850	558,213	815,452
Purchase of treasury stock	(276,042)	(565,816)	(1,112,780)
Dividends	(3,727,621)	(3,725,535)	(4,377,081)
Net cash used in financing activities	(1,041,613)	(1,837,961)	(885,932)

Net increase (decrease) in cash and cash equivalents	356,236	(331,011)	(1,605,935)

Cash and cash equivalents at beginning of year	7,325	338,336	1,944,271

Cash and cash equivalents at end of year	$363,561	$7,325	$338,336

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$421,464	$327,838	$51,887

Non-Cash Financing and Investing Activity
Transfers of affiliate and non-affiliate loans to foreclosed properties or recourse obligations	$296,100	$8,848,643	$108,084
(Increase) decrease participation receivable, affiliates	$(8,452,688)	$(3,282,492)	$(15,446,638)
(Decrease) increase participation payable, affiliates	$8,452,688	$3,282,492	$15,446,638
(Increase) decrease participation accrued interest receivable , affiliates	$(298,276)	$(159,355)	$(1,345,463)
Increase (decrease) participation accrued interest payable, affiliates	$298,276	$159,355	$1,345,463
(Increase) decrease in UDF Loan	$(720,021)	$(365,010)	$-
(Increase) decrease in accrued interest receivable, affiliates	$720,021	$365,010	$-
(Increase) decrease accrued interest receivable, affiliates	$7,221,884	$408,425	$437,779
(Increase) decrease interim mortgages & deficiency notes, affiliates	$(7,221,884)	$(408,425)	$(437,779)
(Increase) decrease accrued interest receivable	$-	$-	$80,790
(Increase) decrease interim mortgages & deficiency notes	$-	$-	$(80,790)
(Increase) decrease interim mortgages & deficiency notes, affiliates	$7,266,302	$1,245,760	$-
(Increase) decrease interim mortgages & deficiency notes, affiliates	$(7,266,302)	$(1,245,760)	$-
(Increase) decrease line of credit receivable affiliates	$1,241,097	$-	$-
(Increase) decrease interim mortgages & deficiency notes, affiliates	$(1,241,097)	$-	$-
(Increase) decrease interim mortgages & deficiency notes, affiliates	$-	$(813,155)	$-
Receipts from real estate owned	$-	$813,155	$-
(Increase) decrease interim mortgages & deficiency notes	$(792,778)	$(289,863)	$(707,197)
Receipts from real estate owned	$792,778	$289,863	$707,197

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

 A.  NATURE OF BUSINESS

THE COMPANY

United Mortgage Trust (the “Company”) is a Maryland real estate investment trust that qualifies as a real estate investment trust (a “REIT”) under federal income tax laws. The Company is the sole general partner of and owns a 99.99% limited partnership interest in UMT Home Finance, L.P. (“UMT HF”) and UMT Home Finance II, L.P. (“HF II”). Both entities are Delaware limited partnerships. The Company owns 100% of UMT LT Trust, a Maryland real estate investment trust, and the Company owns a 99.99% limited partnership interest in UMT Properties, L.P. and UMT 15th Street, L.P., both of which are Delaware limited partnerships.

The Company  invests exclusively in:  (i) first lien secured interim mortgage loans with initial terms of 12 months or less for the acquisition and renovation of single-family homes, which we refer to as “Interim Loans”; (ii) secured, subordinate line of credit to UMTH Lending Company, L.P. for origination of Interim Loans; (iii) lines of credit and secured loans for the acquisition and development of single-family home lots, referred to as “Land Development Loans”; (iv) lines of credit and loans secured by entitled and developed single-family lots, referred to as “Finished Lot Loans”; (v) lines of credit and loans secured by completed model homes, referred to as “Model Home Loans”; (vi) loans provided to entities that have recently filed for bankruptcy protection under Chapter 11 of the US bankruptcy code, secured by a priority lien over pre-bankruptcy secured creditors, referred to as “Debtor in Possession Loans”, (vii) lines of credit and loans, with terms of 18 months or less, secured by single family lots and homes constructed thereon, referred to as “Construction Loans; and (viii) first lien secured mortgage loans with terms of 12 to 360 months for the acquisition of single-family homes, referred to as “Residential Mortgages”, and, (ix) discounted cash flows secured by assessments on real property. We collectively refer to the above listed loans as “Mortgage Investments”. Additionally, the Company’s portfolio includes obligations of affiliates of our Advisor, which refer to as “recourse loans.”

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

A loan is placed on non-accrual status when income recognition is suspended at either the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful based on a review of economic conditions, the estimated value of the underlying collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest.

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

LOAN LOSS RESERVES

Loan loss reserves are established when it becomes clear that the current market value of foreclosed properties is less than the outstanding balances of loans plus accrued interest. A loan loss reserve is created based on a three year look back of default rates. It is calculated as the difference between the outstanding loan balance of a foreclosed property, plus accrued interest income, less the estimated proceeds from the sale of the foreclosed property. The Company’s three year historical default rate for residential mortgages and contracts for deed is approximately 2.2% of the remaining outstanding unpaid principal balance of the loans it owns outright, excluding the securitized loans. The Company’s three year historical default rate for interim mortgages is approximately 0.10%. The Company charges additions to the loan loss reserves to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against, or “charged-off and decrease the loan loss reserves, while amounts recovered on previously charged off accounts increase the reserve.

The changes in the reserve for loan losses during the years ended December 31, 2011, 2010, and 2009 are summarized as follows:

	2011	2010	2009
Balance, beginning of year	$5,233,000	$5,075,000	$4,490,000
Provision for loan losses	720,000	1,111,000	2,413,000
Reduction of values of foreclosed mortgages and loans charged off	(239,000)	(953,000)	(1,828,000)
Balance, end of year	$5,714,000	$5,233,000	$5,075,000

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

The Company continued these efforts throughout 2011 and 2010 and will continue until the RDC portfolio is fully liquidated.  Throughout 2011, 2010, and 2009 UMT allocated approximately $240,000 $432,000, and $1,292,000, respectively, of reserves, for losses associated with the RDC portfolio.  In the event that aggressive liquidation of the portfolio may result in additional losses, we will provide for additional reserves as needed.

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

FASB ASC 740 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. In accordance with FASB ASC 740, we must determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. We believe we have no such uncertain positions.

We file income tax returns in the United States federal jurisdiction. At December 31, 2011, tax returns related to fiscal years ended December 31, 2008 through December 31, 2010 remain open to possible examination by the tax authorities. No tax returns are currently under examination by any tax authorities. We did not incur any penalties or interest during the years ended December 31, 2011 and 2010.

EARNINGS PER SHARE

FASB Accounting Standards Codification (“ASC”) Topic 260, Earnings per Share, provides for the calculation of basic and diluted earnings per share.  Basic earnings per share include no dilution and are computed by dividing income available to shareholders by the weighted average number of shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.  Because the Company’s potential dilutive securities are not dilutive, the accompanying presentation is only of basic earnings per share.

DISTRIBUTION POLICY AND DISTRIBUTIONS DECLARED

The Company makes distributions each year (not including return of capital for federal income tax purposes) equal to at least 90% of the REIT’s taxable income.  Since September 1997 the Company has made monthly distributions to its shareholders and intends to continue doing so. The trustees declare the distribution rate quarterly and distributions are made at the rate declared at the end of the following month for shareholders of record as of the 15th of the preceding month. The Company distributed 234%, 125% and 112% of earnings during 2011, 2010 and 2009, respectively, and made distributions in excess of earnings of 134%, 25% and 12% during 2011, 2010 and 2009, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the reporting requirements of FASB ASC 825, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities that qualify as financial instruments under this statement and includes additional information in notes to the Company’s consolidated financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of accrued interest receivable, accrued interest receivable from affiliate, accounts payable and accrued liabilities (including affiliates) approximate the carrying value due to the relatively short maturity of these instruments. The carrying value of residential mortgages and contracts for deed, interim mortgages (including affiliates), lines of credit receivable (including affiliates), recourse obligations from affiliates, deficiency notes (including affiliates) and lines of credit payable also approximate fair value since these instruments bear market rates of interest. None of these instruments are held for trading purposes.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation in the consolidated statements of income as follows: trust administration fees, loan servicing fees, general and administrative expenses and interest expense. Certain prior year amounts have been reclassified to conform to the current year presentation in the consolidated statements of cash flows as follows in Non-Cash Financing and Investing Activity: (increase) decrease in UDF Loan, (increase) decrease in accrued interest receivable, affiliates, (increase) decrease interim mortgages & deficiency notes, affiliates, (increase) decrease accrued interest receivable, (increase) decrease interim mortgages & deficiency notes, receipts from real estate owned.

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

As of December 31, 2011, the Company had two deficiency notes with non-affiliates in the amount of approximately $8,063,000. One note in the amount of approximately $1,725,000 bears interest at a rate of 14% per annum. The second note in the amount of approximately $6,338,000. The Company does not accrue interest on this note as the underlying collateral value approximates the note balance, net of reserves.

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

As of December 31, 2007, UMTHLC issued to the Company a variable amount promissory note in the amount of $5,100,000 to evidence its deficiency obligations to the Company.  The initial principal amount of the note was approximately $1,848,000. The principal balance as of December 31, 2011 and 2010 was approximately $29,508,000 and $12,739,000, respectively. The principal balance will fluctuate from time to time based on the underlying loan activity and the amount of deficiencies realized by the affiliate.  Effective January 2011, the deficiency note was modified and the interest rate was reduced from 10% to 6%. The note requires monthly principal and interest payments based on a ten-year amortization for the outstanding principal balance.  The note is secured by a limited guaranty by UMTHGS, the Advisor, equal to a monthly amount not to exceed 33% of the advisory fee received by UMTHGS under the terms of its advisory agreement with the Company.

D. LONG TERM DEBT

During August 2009, the Company entered into a revolving line of credit facility with a bank for $5,000,000. The line of credit bears interest at prime plus one percent, with a floor of 5.50% and requires monthly interest payments. Principal and all unpaid interest will be due at maturity, which is August 2012. The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit. The outstanding balance on this line of credit was approximately $4,143,000 and $4,408,000 at December 31, 2011 and 2010, respectively.

In March, 2010, the Company sold two residential mortgage loans, with full recourse, to unaffiliated investors for approximately $169,000. These sales were accounted for as recourse borrowings. The notes require monthly principal and interest payments at a rate of 9.5% amortized over 30 years with all unpaid principal and interest due at maturity. One loan, had a balance of approximately $70,000, at December 31, 2011 and 2010, respectively, and matures on May 1, 2015. The other loan, had a balance of approximately $97,000 on December 31, 2011 and approximately $98,000 on December 31, 2010, and matures on November 23, 2013. The total outstanding balance on these notes was approximately $167,000 and $168,000 at December 31, 2011 and 2010 respectively.

On April 21, 2010, the Company entered into a term loan credit facility with a bank for $1,600,000. The note payable loan bears interest at prime plus one percent, with a floor of 7.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is October 21, 2011. The term loan credit facility was extended effective December 21, 2011 through December 19, 2012, and the interest rate was reduced from 7.0% to 5.5%. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at December 31, 2011 and 2010 was approximately $1,107,000.

On January 27, 2011, United Mortgage Trust initiated a private offering of Secured Subordinated Notes (“Notes,” to accredited investors “Note Holders”). The Notes are being offered through a wholly owned subsidiary, UMT Home Finance II, L.P. (“HF II”). HF II is a Delaware limited partnership that was formed on November 29, 2010 as a Special Purpose Entity, for the purpose of originating and holding loans made to fund the acquisition of finished lots and the construction of single-family homes on the subject lots (“Loans”). HF II will issue up to $5 million in 7.5% Notes. The Notes will be secured by an undivided security interest on the pool of loans owned by HF II. The offering of the Notes is not registered under the Securities Act, in reliance upon the exemption from registration for non-public offerings provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933. As of December 31, 2011, approximately $300,000 was outstanding and approximately $50,000, $100,000 and $150,000 matures on April 1, 2012, March 1, 2016 and April 1, 2016, respectively. Through March 30, 2012, approximately $1,375,000 had been raised through this private placement.

On May 27, 2011, the Company entered into a term loan credit facility with a bank for $4,300,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is May 27, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at December 31, 2011 was approximately $2,253,000.

On August 1, 2011, the Company entered into a term loan credit facility with a bank for $250,000. The loan bears interest at prime plus one percent, with a floor of 4.75%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is August 1, 2012. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at December 31, 2011 was approximately $104,000.

On October 26, 2011, the Company entered into a term loan credit facility with a bank for $5,000,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is October 26, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at December 31, 2011 was approximately $181,000. As of December 31, 2011 the Company was not in compliance with one of its debt covenants; however, the Company obtained a waiver letter from the lending institution of its covenant violation.

Below is a Five Year Maturity Schedule of Long Term Debt:

	2012	2013	2014	2015	2016	Thereafter
Long Term Debt Maturity	$5,406,000	$97,000	$2,502,000	-	$250,000	-

E.  OPTIONS TO PURCHASE SHARES OF BENEFICIAL INTEREST

For each year in which an Independent Trustee of the Company serves, the Trustee receives 5-year options vested upon grant to purchase 2,500 shares of Company stock at $20 per share.

Following is a summary of the options transactions:

	2011	2010	2009
Outstanding at beginning of year	45,000	32,500	20,000
Granted	12,500	12,500	12,500
Expired	(2,500)	—	—
Exercised		—	—
Outstanding at end of year	55,000	45,000	32,500
Exercisable at end of year	55,000	45,000	32,500
Exercise price per share	$20	$20	$20

F.  RELATED PARTY TRANSACTIONS

1) UMTH is a Delaware limited partnership which is in the real estate finance business. UMTH holds a 99.9% limited partnership interest in UMTHLC, which originates interim loans that the Company is assigned, UMTH Land Development, L.P., which holds a 50% profit interest in UDF and acts as UDF's asset manager, and PSC, which services the Company’s residential mortgages and contracts for deed and manages the Company’s real estate owned (“REO”). In addition, UMTH has a limited guarantee of the obligations of CRG, RAFC, and SCMI, a Texas corporation that sold mortgage investments to the Company, under the Secured Notes.  UDF III which is managed by UMTH Land Development, L.P., has previously provided a limited guarantee of the UDF line of credit and has purchased an economic participation in a revolving credit facility we have provided to UDF.

2) UMTHLC is a Delaware limited partnership, and subsidiary of UMTH.  The Company has loaned money to UMTHLC so it can make loans to its borrowers. The loans are collaterally assigned to the Company, as security for the promissory note between UMTHLC and the Company. The unpaid principal balance of the loans at December 31, 2011 and 2010 was approximately $7,861,000 and $15,566,000, respectively.

On March 26, 2009, the Company executed a secured line of credit promissory note with UMTHLC in the amount of $8,000,000. The note bears interest at 12.50% per annum, matures on September 26, 2012 and is secured by first lien mortgage interests in single family residential properties. The outstanding balance on this line of credit at December 31, 2011 and December 31, 2010 was approximately $6,990,000 and $7,520,000, respectively, and is included in the balances noted in the paragraph above.

See Note C above for discussion of additional related party transactions with UMTHLC.

3) CRG is a Texas corporation that is 50% owned by Todd Etter and William Lowe, partners of UMTH, which owns the Advisor.  CRG was in the business of financing home purchases and renovations by real estate investors. The Company loaned money to CRG to make loans to other borrowers. During 2006 the Company took direct assignment of the remaining loans from CRG with full recourse.

4) RAFC is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter. RAFC is in the business of financing interim loans for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors. The Company continues to directly fund obligations under one existing RAFC loan, which was collaterally assigned to the Company, but does not fund new originations. The unpaid principal balance of the loans at December 31, 2011 and 2010 was approximately $16,449,000 and $16,592,000, respectively.

5) Wonder Funding, LP (“Wonder”) is a Delaware limited partnership that is owned by Ready Mortgage Corp. (“RMC”). RMC is beneficially owned by Craig Pettit.  Wonder is in the business of financing interim loans for the purchase of land and the construction of single family homes.  The Company has ceased funding any new originations.  As of December 31, 2011, all remaining obligations owed by Wonder to the Company are included in the recourse obligations discussed below.

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

Name	Initial principal amount	Balance at December 31, 2011	Promissory Note principal amount (2)	Units pledged as security	C Units distributed during 2011	Units remaining	Estimated Collateral Value (3)
CRG	$2,725,442	$4,470,793	$4,300,000	4,984 Class C and 2,710 Class D	-	2,880 Class C and 2,710 Class D	$4,785,770
RAFC	$3,243,369	$8,451,488	$7,100,000	11,165Class C, 6,659 Class D & 1,066 Class EIA	-	8,391 Class C, 6,659 Class D & and 1,066 EIA	$13,786,203
SCMI	$3,295,422	$3,480,792	$3,488,643	4,545 Class C and 3,000 Class D	-	3,013 Class C and 3,000 Class D	$5,574,161
RAFC / Wonder(1)	$1,348,464	$1,958,637	$1,400,000	1,657 Class C	-	1,238 Class C	$1,238,000
Wonder Indemnification (1)	n/a	n/a	n/a	$1,134,000	-	n/a	$822,000
Totals	$10,612,697	$18,361,710	$16,288,643				$26,206,134

(1)	Wonder is collateralized by an indemnification agreement from RMC in the amount of $1,134,000, which includes the pledge of 3,870 C Units. 2,213 of the pledged C Units also cross-collateralize the RAFC obligation.
(2)	The CRG, RAFC and Wonder balances at December 31, 2011 exceeded the stated principal amount per their variable Secured Notes by approximately $171,000, $1,351,000 and $559,000, respectively. Per the terms of the Secured Notes, the unpaid principal balance may be greater or less than the initial principal amount of the note and is not considered an event of default. The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the Unpaid Principal Balance (“UPB”) than we originally anticipated and outpaced the minimum principal reductions scheduled for the loans.
(3)	Estimated collateral value reflects pledge of D units of limited partnership interest of UMTH held by WLL, Ltd., RAFC and KLA, Ltd. UMTH D units represent equity interests in UMT Holdings, LP. Pledge of the UMTH D units entitles the beneficiary to a pro-rata share of UMTH partnership D unit cash distributions

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

The Secured Notes have also been guaranteed by the following entities under the arrangements described below, all of which are dated effective December 31, 2005:

-	UMT Holdings. This guaranty is limited to a maximum of $10,582,336 of all amounts due under the Secured Notes.
-	WLL, Ltd., an affiliate of CRG. This guaranty is of all amounts due under Secured Note from CRG, is non-recourse and is secured by an assignment of 2,492 Class C Units and 1,355 Class D units of limited partnership interest of UMT Holdings held by WLL, Ltd.
-	RMC. This guaranty is non-recourse, is limited to 50% of all amounts due under the Secured Note from RAFC and is secured by an assignment of 3,870 Class C units of limited partnership interest of UMT Holdings.
-	Wonder. Wonder Funding obligations are evidenced by a note from RAFC (RAFC/Wonder Note) and are secured by a pledge of a certain Indemnification Agreement given by UMTH to RAFC and assigned to UMT in the amount of $1,134,000, which amount is included in the UMTH limited guarantee referenced above.
-	SCMC. This guaranty is limited to a maximum of $2,213,000 due under the Secured Note from RAFC and is secured by an assignment of 2,213 Class C units of limited partnership interest of UMT Holdings.
-	KLA, Ltd. KLA has given the following guaranties: (1) Guaranty of obligations of SCMI under the First Amended and Restated Secured Variable Amount Promissory Note to the Company dated as of October 1, 2007 with a then current principal balance of $3,472,073 and is secured by an assignment of 3,000 of Guarantor’s Class D units of partnership interest in UMT Holdings, L.P. (2) Guaranty of obligations of CRG under the First Amended and Restated Secured Variable Amount Promissory Note dated as of October 1, 2007 with a then current principal balance of $4,053,799 and is secured by a pledge of 1,355 of Guarantor’s Class D units of partnership interest in UMTH.

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

These loans were reviewed by management and no reserves are deemed necessary at December 31, 2011.

7) On June 20, 2006, the Company entered into a Second Amended and Restated Secured Line of Credit Promissory Note as modified by an amendment effective September 1, 2006 - (the "Amendment") with UDF, a Nevada limited partnership that is affiliated with the Company's Advisor, UMTHGS.  The Amendment increased an existing revolving line of credit facility ("Loan") to $45 million. The purpose of the Loan is to finance UDF's loans and investments in real estate development projects. On July 29, 2009, our trustees approved an amendment to increase the revolving line of credit facility to an amount not to exceed $60,000,000. Effective December 31, 2010, the loan was extended for a period of one year and the loan amount was increased from $60,000,000 to $75,000,000. Effective December 31, 2011, the loan was extended for a period of one year and matures on December 31, 2012.

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

On September 19, 2008, UMT entered into an Economic Interest Participation Agreement with UDF III pursuant to which UDF III purchased (i) an economic interest in the $45,000,000 revolving credit facility (“Loan”) from UMT to UDF I and (ii) a purchase option to acquire a full ownership participation interest in the Loan (the “Option”). On July 29, 2009, our trustees approved an amendment to increase the revolving line of credit facility to an amount not to exceed $60,000,000. Effective December 31, 2010, the loan was extended for a period of one year and the loan amount was increased from $60,000,000 to $75,000,000. Effective December 31, 2011, the loan was extended for a period of one year and matures on December 31, 2012.

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

The Option gives UDF III the right to convert its economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Loan and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while UDF III owns an economic interest in the UMT Loan.  If UDF III exercises its Option and acquires a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UDF III and UMT will participate in the control and management of the UMT Loan. At December 31, 2011 and 2010 UDF III had funded approximately $71,367,000 and $62,194,000, respectively, to UDF under this agreement of which approximately $65,504,000 and $57,051,000 were outstanding under the Economic Interest Participation Agreement at December 31, 2011 and 2010, respectively.

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

8) Loans made to affiliates of the Advisor. Below is a table of the aggregate principal amount of mortgages funded each year indicated, from the companies affiliated with the Advisor, and named in the table and aggregate amount of draws made by UDF under the line of credit, during the three years indicated:

Affiliated Company	2011	2010	2009
RAFC	$1,000	$549,000	$2,708,000
UMTHLC	$947,000	$1,598,000	$8,195,000
UDF	$720,000	$5,143,000	$2,231,000

9) As of August 1, 2006, (now subject to an Advisory Agreement effective January 1, 2009) the Company entered into an Advisory Agreement with UMTHGS. Under the terms of the agreement, UMTHGS is paid a monthly trust administration fee. The fee is calculated monthly depending on the Company’s annual distribution rate, ranging from 1/12th of 1% up to 1/12th of 2% of the amount of average invested assets per month.  During 2011, 2010, and 2009 the expenses for the Company’s Advisor were approximately $1,000,000, $1,138,000, and $1,042,000, respectively, and actual payments made were approximately $1,808,000, $424,000, and $1,119,000, respectively. The Advisor and its affiliates are also entitled to reimbursement of costs of goods, materials and services obtained from unaffiliated third parties for the Company’s benefit, except for note servicing and for travel and expenses incurred in connection with efforts to acquire investments for the Company or to dispose of any of its investments. The Company paid the Advisor $76,000 as reimbursement for costs associated with providing shareholder relations activities during 2011, 2010, and 2009.

The agreement also provides for a subordinated incentive fee equal to 25% of the amount by which the Company’s net income for a year exceeds a 10% per annum non-compounded cumulative return on its adjusted contributions. No incentive fee was paid during 2011, 2010 or 2009. In addition, for each year in which it receives a subordinated incentive fee, the Advisor will receive a 5-year option to purchase 10,000 Shares at a price of $20.00 per share (not to exceed 50,000 shares). As of December 31, 2011 and 2010, the Advisor has not received options to purchase shares under this arrangement.

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

The Advisory Agreement also provides for the Company to pay to the Advisor, or an Affiliate of the Advisor, a debt placement fee.  The Company may engage the Advisor, or an Affiliate of the Advisor, to negotiate lines of credit on behalf of the Company.  UMT shall pay a negotiated fee, not to exceed 1% of the amount of the line of credit secured, upon successful placement of the line of credit. In 2011, the Company paid debt placement fees of approximately $43,000 and $50,000 to an affiliate of the Advisor in June and October 2011, respectively, while expensing approximately $25,000. These fees are amortized monthly, as an adjustment to interest expense, over the term of the credit facility agreements described in Note D.

10) The Company pays loan servicing fees to PSC, a subsidiary of UMTH, under the terms of a Mortgage Servicing Agreement. The Company paid loan servicing fees of approximately $21,000, $24,000, and $11,000 during 2011, 2010, and 2009, respectively.

11) The Company pays “guarantee” credit enhancement fees to UDF III, affiliate of PSC and UDF, as specified under the terms of the UDF Guarantee agreement. In years 2011, 2010, and 2009, the company made cash payments in the amount of $64,000, $50,000, and $50,000, as compensation of said guarantee fees. In the years ended 2011, 2010 and 2009, the related credit enhancement expenses were $80,000, $60,000, and $6,000, respectively.

12) Affiliates UDF LOF, UDF IV and UDF X, are reimbursed for their degree of invested “participatory” interest in the Company’s construction loans, the degree of invested interest is not to succeed $2,000,000. The company made payments of such participation interest, as a net amount against the construction loan interest, in 2011, 2010, and 2009, in the amounts of $979,000, $800,000, and $191,000, respectively.

13) The Company pays UMTH LD, administrative and origination fees, for the construction loans in which UDF affiliates take an invested interest in. The fees are withheld from construction draws funded to the borrower, and are in turn paid directly to UMTH LD. In years 2011, 2010, and 2009, payments were made for the above administrative and origination fees in the amounts of $130,000, $163,000, and $58,000, respectively.

The chart below summarizes the approximate payments associated with related parties for the twelve months ended December 31, 2011, 2010 and 2009:

Related Party Payments:

		For Twelve Months Ended
Payee	Purpose	December 31, 2011		December 31, 2010		December 31, 2009
UMTHGS	Trust administration fees	$1,808,000	96%	$424,000	88%	$1,119,000	90%
UMTHGS	General & administrative - Shareholder Relations	76,000	4%	76,000	12%	76,000	6%
UMTHGS	General & administrative –Misc.	3,000	0%	3,000	0%	45,000	4%
		$1,887,000	100%	$503,000	100%	$1,240,000	100%

PSC	Loan Servicing Fee	$21,000	75%	$24,000	92%	$11,000	10%
PSC	General & Administrative – Misc.	7,000	25%	2,000	8%	95,000	90%
		$28,000	100%	$26,000	100%	$106,000	100%

UMTH	Debt Placement Fees	93,000	100%	-	-	-	-

UDF III	Credit Enhancement Fees	64,000	100%	50,000	100%	50,000	100%

UDF LOF	Participation Interest Paid	313,000	100%	253,000	100%	-	-

UDF IV	Participation Interest Paid	540,000	100%	434,000	100%	-	-

UDF X	Participation Interest Paid	126,000	100%	113,000	100%	191,000	100%

UMTH LD	Admin and Origination Fees Paid	130,000	100%	163,000	100%	58,000	100%

The chart below summarizes the approximate expenses associated with related parties for the twelve months ended December 31, 2011, 2010 and 2009:

Related Party Expenses:

		For Twelve Months Ended
Payee	Purpose	December 31, 2011		December 31, 2010		December 31, 2009
UMTHGS	Trust administration fees	$1,000,000	93%	$1,138,000	94%	$1,042,000	93%
UMTHGS	General & administrative - Shareholder Relations	76,000	7%	76,000	6%	76,000	7%
UMTHGS	General & administrative –Misc.	3,000	0%	3,000	0%	1,000	0%
		$1,079,000	100%	$1,217,000	100%	$1,119,000	100%

PSC	Loan Servicing Fee	$21,000	75%	$24,000	92%	$11,000	10%
PSC	General & Administrative – Misc.	7,000	25%	2,000	8%	95,000	90%
		$28,000	100%	$26,000	100%	$106,000	100%

UMTH	Debt Placement Fees	25,000	100%	17,000	100%	17,000	100%

UDF III	Credit Enhancement Fees	80,000	100%	60,000	100%	6,000	100%

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

Modifications to the Share Redemption Plan

The redemption price is equal to the “Net Asset Value” (NAV) as of the end of the month prior to the month in which the redemption is made. The NAV will be established by the Board of Trustees no less frequently than each calendar quarter. For reference, at December 31, 2011 the NAV was $15.39 per share. Under the prior SRP, the redemption price was $20.00 per share. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests. A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that that the request is made within 270 days after of the event giving rise to such exigent circumstances. Previously, there was no hardship exemption. Shares will be redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter will be carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Previously, shares were redeemed monthly. Repurchases are subject to cash availability and Trustee discretion. Previously, the SRP provided that repurchases were subject to the availability of cash from the DRIP or the Company’s credit line.

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

At December 31, 2011, 2010, and 2009, 41%, 37%, and 36%, respectively, of the Company’s interim mortgage investments were secured by property located in Texas. All of the Company’s mortgage investments are in the United States.

Interim loans made to affiliates of the Company’s Advisor, lines of credit receivable, deficiency notes and recourse obligations are monitored by the Company for collectability, and the Company believes the unreserved amounts will be fully collectible.

I. QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected financial data (unaudited) for the years ended December 31, 2011, 2010 and 2009 is set forth below:

2011	Revenues	Net Income	Net Income (Loss) Per Share Basic/Diluted	Weighted Average Shares Outstanding
First quarter	$1,356,812	$574,999	$0.09	6,429,327
Second quarter	1,334,183	315,133	0.05	6,431,577
Third quarter	1,246,677	347,656	0.05	6,434,600
Fourth quarter	1,191,839	354,365	0.06	6,435,619

For the year	$5,129,511	$1,592,153	$0.25	6,432,781

2010	Revenues	Net Income	Net Income (Loss) Per Share Basic/Diluted	Weighted Average Shares Outstanding
First quarter	$2,259,568	$1,232,382	$0.19	6,421,129
Second quarter	2,227,647	840,090	0.13	6,421,833
Third quarter	1,382,104	314,128	0.05	6,422,762
Fourth quarter	1,499,388	585,428	0.09	6,424,049

For the year	$7,368,707	$2,972,028	$0.46	6,422,407

2009	Revenues	Net Income	Net Income (Loss) Per Share Basic/Diluted	Weighted Average Shares Outstanding
First quarter	$2,137,989	$1,176,221	$0.18	6,417,020
Second quarter	2,362,607	1,124,767	0.18	6,416,625
Third quarter	2,286,378	1,117,150	0.17	6,417,973
Fourth quarter	2,284,698	778,255	0.12	6,419,831

For the year	$9,071,672	$4,196,393	$0.65	6,417,813

J. SECURITIZATION AND SALE OF CLASS A NOTES

In April 2004, but effective January 1, 2004, United Mortgage Trust transferred certain residential mortgages and contracts for deed to a wholly-owned special purpose entity called UMT LT Trust (”UMTLT”), a Maryland real estate investment trust.

On April 13, 2004, through UMTLT (“Seller”) and another newly created, wholly-owned subsidiary, UMT Funding Trust, a Maryland real estate investment trust, as the “Depositor”, the Company completed a securitization of $12,593,587 principal amount of mortgage loans through the private issuance of $9,455,520 in 9.25% Class A Notes (”Notes”.) The Notes, together with  $3,138,067 in Class B Certificates (the “Certificates”), (collectively referred to as the 'Securities') were issued by Wachovia Bank as Trustee pursuant to a Trust Agreement dated as of April 1, 2004 between the Bank and the Depositor. The Securities evidence the entire beneficial ownership interest in a Trust Fund created under the Trust Agreement, which consists of a pool of performing first lien residential mortgage loans (the “Mortgage Loans”) with an aggregate principal balance of $12,593,587 as of April 13, 2004. The Company transferred the Mortgage Loans to the Seller as a capital contribution and the Seller sold the Mortgage Loans to the Depositor pursuant to a Mortgage Loan Sale Agreement dated as of April 1, 2004. The Notes were sold pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.

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

The Mortgage Loan Sale Agreement includes a right on the part of the Depositor to require the Seller to repurchase certain Mortgage Loans upon the Seller's breach of a representation or warranty with respect to certain characteristics of the Mortgage Loans.  The Company agreed to guarantee the obligations of the Seller under the Mortgage Loan Sale Agreement, including the obligation of the Seller to repurchase Mortgage Loans as to which the Seller has breached a representation or warranty. The Class B Certificates give the Depositor the right to receive all remaining monthly interest after all payments due on the Class A Notes and all principal and interest on the Mortgage Loans after retirement of the Class A Notes. The securitization was not an off balance sheet transaction since the Depositor retained the Class B Certificates and the Class B Certificates are carried on the balance sheet.

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

The Mortgage Loan Sale Agreement includes a right on the part of the Depositor to require the Seller to repurchase certain Mortgage Loans upon the Seller’s breach of a representation or warranty with respect to certain characteristics of the Mortgage Loans. The Company agreed to guarantee the obligations of the Seller under the Mortgage Loan Sale Agreement, including the obligation of the Seller to repurchase Mortgage Loans as to which the Seller has breached a representation or warranty. The Class B Certificates give the Depositor the right to receipt all remaining monthly interest after all payments due on the Class A Notes and all principal and interest on the Mortgage Loans after retirement of the Class A Notes. The securitization was not an off balance sheet transaction since the Depositor retained the Class B certificates and the Class B certificates are carried on the balance sheet.

Simultaneously with the Depositor’s conveyance of the Mortgage Loans to the Trustee and pursuant to the terms of a Servicing Rights Transfer Agreement dated as of January 1, 2005 the Company, as owner of the servicing rights to the Mortgage Loans, transferred the servicing rights to the Mortgage Loans to the Investor and, pursuant to a Sub Servicing Agreement dated as of January 1, 2005 Prospect Service Corp. agreed with the Investor to act as sub-servicer of the Mortgage Loans.

The Company has rights to future cash flows arising after the Investor in the securitization trust has received the return for which they contracted, 9.25%.

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

The sensitivity to an immediate 10% and 20% adverse change in the assumptions used to measure fair value of the securitized mortgage loans is as follows:

FOR THE 2004 SECURITIZATION
Prepayment speed assumption (annual rate):
Impact on fair value of 10% adverse change	81,000
Impact on fair value of 20% adverse change	162,000

Expected credit losses (over remaining life of loans):
Impact on fair value of 10% adverse change	128,000
Impact on fair value of 20% adverse change	257,000

Residual cash flows discount rate (annual):
Impact on fair value of 10% adverse change	71,000
Impact on fair value of 20% adverse change	137,000

Because the Company’s carrying value of the 2005 securitization was fully amortized as of December 31, 2010, the adverse change assumptions have no impact on the carrying value of this securitization at December 31, 2011. These sensitivities are hypothetical and should be used with caution.  Changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear.  Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

K. SHARE REDEMPTION PROGRAM

There is currently no established public trading market for our shares. As an alternative means of providing limited liquidity for our shareholders, we maintain a Share Redemption Program.  Our trustees have the discretion to modify or terminate the SRP upon 30 days’ notice. Under the terms of our plan as modified and effective on May 1, 2009 (see below for a further description of the plan modifications), shareholders who have held their shares for at least one year are eligible to request that we repurchase their shares. In any consecutive 12 month period we may not repurchase more than 5% of the outstanding shares at the beginning of the 12 month period. The repurchase price is based on the NAV as of the end of the month prior to the month in which the redemption is made. The NAV will be established by our Board of Trustees no less frequently than each calendar quarter. For reference, at December 31, 2011 and 2010 the NAV was $15.39 and $15.74 per share, respectively. Under the prior SRP terms, the redemption price was $20.00 per share. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests. A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that the request is made within 270 days after of the event giving rise to such exigent circumstances. Previously, there was no hardship exemption. Shares will be redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter will be carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Previously, shares were redeemed monthly. Repurchases are subject to cash availability and Trustee discretion. Previously, the SRP provided that repurchases were subject to the availability of cash from the DRIP or the Company’s credit line. We have also purchased a limited number of shares outside of our SRP from shareholders with special hardship considerations.

Share repurchases have been at prices of $15.50 to $20.00 through our SRP. Shares repurchased for less than $20 per share were 1) shares held by shareholders for less than 12 months 2) shares purchased outside of our Share Redemption Program prior to the May 1, 2009 modifications to our SRP or 3) shares purchased under our SRP subsequent to the May 1, 2009 modifications to our SRP.

Prior to May 1, 2009 the redemption price was $20 based on the determination of our Board of Trustees regarding the value of the shares with reference to our book value, our operations to date and general market and economic conditions. Subsequent to May 1, 2009, the redemption price was equal to the NAV as of the end of the quarter in which the redemption was made.

The Company complies with Distinguishing Liabilities from Equity topic of FASB ASC, which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value. The Company believes that shares tendered for redemption by the shareholder under the Company’s share redemption program do not represent a mandatory obligation until such redemptions are approved at the discretion of our board of trustees. At such time, the Company will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. As of December 31, 2011, the Company had approximately $56,000 of approved redemption requests included in liabilities. These shares were redeemed in February 2012.

The following table summarizes the share repurchases made in 2011:

Month	Total number of shares repurchased	Average Purchase Price	Total number of shares purchased as part of a publicly announced plan	Total number of shares purchased outside of plan
January	-	-	-	-
February	2,574	$15.79	2,574	-
March	-	-	-	-
April	2,516	$15.74	2,516	-
May	893	$15.67	893
June	-	-	-	-
July	1,012	$15.67	1,012
August	2,505	$15.67	2,505	-
September	361	$15.58	361
October	3,857	$15.58	3,857	-
November	143	$15.50	143	-
December	272	$15.50	272	-
Totals	14,133	$15.55	14,133	-

L. SUBSEQUENT EVENTS

In February 2012 UMT HF II, L.P. sold an additional $1,000,000 of Secured Subordinated Notes and an additional $75,000 in March 2012. Through March 31, 2012, approximately $1,375,000 had been raised through this private placement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011 was performed by the Company’s Principal Executive Officer and Principal Financial Officer.  Based on such evaluation, management has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

Management’s Report on Internal Control over Financial Reporting

The Management of UMTHGS, the Company’s Advisor, is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2011. The internal control process of UMTHGS, as is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management assessed the effectiveness of its internal control over financial reporting, as is applicable to the Company, as of December 31, 2011. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that the Advisor’s internal control over financial reporting, as is applicable to the Company, was effective as of December 31, 2011.

The Company is a “smaller reporting company” for the 2011 fiscal year. Accordingly, the Company’s independent registered public accounting firm is not currently required to issue an audit report on the Company’s internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter of 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

THE COMPANY’S TRUSTEES AND OFFICERS

The Company’s trustees and officers are as follows:

Name	Age	Offices Held
Stuart Ducote	65	President
Michele A. Cadwell	60	Independent Trustee
Charles Michael Gillis, JDs	61	Independent Trustee
Phillip K. Marshall	62	Independent Trustee
Roger C. Wadsworth	64	Independent Trustee
Leslie Wylie	60	Independent Trustee

Stuart Ducote became a director and President of United Mortgage Trust on July 29, 2009.   Mr. Ducote has served as the Chief Executive and Chief Financial Officer of numerous public and privately held companies.  From 2006 through 2008, he was the co-owner of Ultra Realty, a privately held company involved with the acquisition, rehabilitation and development of residential properties and residential / commercial brokerage.  From 2003 – 2006, he served as Chief Financial Officer for Humitech International Group, Inc., a rapidly growing international franchise operation, where he was responsible for systems implementation, franchisee contracts, all regulatory matters, debt financing to acquire mining operations and oversight of facilities operations.  From 2001 – 2003 he served as Chief Financial Officer of People Solutions, Inc., where he structured the company in preparation for a capital raise and merger activity.  From 1997 – 2000, he was the Chief Financial Officer of Jobs.Com, an Internet-based recruiting and on-line job marketing company, where he raised over $110 million in venture capital, built national brand recognition and positioned the company for an initial public offering.  From 1994 – 1997 he served as a Trustee, Chief Executive and Chief Financial Officer for a private family trust and related operating companies, where he had oversight responsibilities for operating companies in the oil and gas, manufacturing, real estate acquisition and development, and power generation industries.  From 1980 – 1994, he served as Chief Executive and Chief Financial Officer of Provident Bancorp of Texas, Inc., where he directed the formation, acquisition, and operation of numerous financial institutions, and successfully merged banks into a multi-bank holding company.  Prior to 1984, Mr. Ducote worked in public accounting for approximately twelve years.  He is a graduate of the University of Texas.

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

Roger C. Wadsworth has served as one of the Company’s independent trustees since September 2006.  Mr. Wadsworth has been the Chief Operating Officer of IMS Securities, Inc., a Financial Industry Regulatory Authority (“FINRA”) member firm, since 2002. He holds a Series 7, 24, and FINRA 66 and 77 License and is a licensed insurance agent in the State of Texas. Since 2003, he has also served as the National Director and Board Member of The National Due Diligence Alliance, Inc., a non-profit trade association of Independent FINRA Broker-Dealer firms. From 1988 to 2002, he served as the Senior Vice President & Chief Administrative Officer of INVESTools, Inc. NASDAQ: SWIM (formerly Telescan, Inc.), a publicly-held company in the financial data, information, and analysis industry. INVESTools is now a part of TD AMERITRADE. Prior to 1988, he was the Co-Founder and Vice President of Information Management Services, Inc., a financial consulting and management firm. Mr. Wadsworth received a Bachelor of Business Administration in Finance from the University of Houston in 1971. Mr. Wadsworth is a member of the Investment Committee, Business Model Committee, and Audit Committee.

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

The directors and officers of UMT Services, Inc. and UMTHGS are set forth below.

Name	Age	Offices Held
Todd F. Etter	62	Chairman and Director of UMT Services, Inc.
Hollis M. Greenlaw	47	Director and Chief Executive Officer of UMT Services, Inc.
Michael K. Wilson	49	Director of UMT Services, Inc.
David A. Hanson	49	President of UMTHGS and CFO of UMTH

Todd F. Etter. Mr. Etter is a founding partner of UMT Holdings, LP (“UMTH”) and has served as director, partner and Chairman of UMT Services, Inc. the general partner of UMTH, UMTH General Services, LP (“UMTHGS”) and UMTH Land Development, LP (“UMTHLD”) and Executive Vice President of UMTHLD since March 2003. UMT Holdings, LP originates, purchases, sells, and services loans for the development of single-family lots and loans for the construction of single-family homes through its subsidiary UMTHLD. UMT Holdings, LP also provides real estate-related corporate finance services through its subsidiary UMTHGS. UMTHGS serves as the advisor to UDF IV and United Mortgage Trust. Mr. Etter serves as Chairman of the general partner of UDF I and UDF II and Executive Vice President of the general partner of UDF III, each of which are limited partnerships formed to originate, purchase, sell, and service land development loans and/or equity participations. Since 2000, Mr. Etter has been the Chairman of UMT Advisors, Inc., which served as the advisor to United Mortgage Trust from 2000 through July 31, 2006, and since 1996, he has been Chairman of Mortgage Trust Advisors, Inc., which served as the advisor to United Mortgage Trust from 1996 to 2000. Subsequent to the completion of the terms of their advisory agreements with United Mortgage Trust, neither UMT Advisors, Inc. nor Mortgage Trust Advisors, Inc. has been engaged in providing advisory services. Mr. Etter has overseen the growth of United Mortgage Trust from its inception in 1997 to over $160 million in capital. Since 1998, Mr. Etter has been a 50% owner of and has served as a director of Capital Reserve Corp. Since 2002, he has served as an owner and director of Ready America Funding Corp. Both Capital Reserve Corp. and Ready America Funding Corp. are Texas corporations that originate, sell, and service mortgage loans for the purchase, renovation, and construction of single-family homes. In 1992, Mr. Etter formed, and since that date has served as President of, South Central Mortgage, Inc. (“SCMI”), a Dallas, Texas-based mortgage banking firm. In July 2003, Mr. Etter consolidated his business interests in Capital Reserve Corp., Ready America Funding Corp. and SCMI into UMTH. From 1980 through 1987, Mr. Etter served as a Principal of South Central Securities, an NASD member firm. In 1985, he formed South Central Financial Group, Inc., a Dallas, Texas-based investment banking firm, and he continues to serve as its President; however, since 1992, South Central Financial Group, Inc. has not actively engaged in investment banking activities. From 1974 through 1981, he was Vice President of Crawford, Etter and Associates, a residential development, marketing, finance, and construction company. Mr. Etter currently serves as a member of the Advisory Board of Community Trust Bank, Plano, Texas. Mr. Etter received a Bachelor of Arts degree from Michigan State University in 1972.

Hollis M. Greenlaw. Mr. Greenlaw has served as partner, Vice Chairman and Chief Executive Officer of UMT Holdings, L.P. (“UMTH”) and as President, Chief Executive Officer and a director of UMT Services, Inc. (“UMT Services”) since March 2003. He has also served as President and Chief Executive Officer of UMTH Land Development, L.P. (“UMTH LD”) since March 2003. Mr. Greenlaw is also the co-founder and Chief Executive Officer of UDF I, UDF II, and UDF III, affiliated real estate finance companies that provide custom financing and make opportunistic purchases of land for residential lot development and home construction. As Chief Executive Officer of the United Development Funding family of entities, Mr. Greenlaw has directed the funding of more than $1 billion in loans and equity investments through United Development Funding products, receiving more than $600 million in repayments to date, most notably through UDF III. From March 1997 until June 2003, Mr. Greenlaw served as Chairman, President, and Chief Executive Officer of a multi-family real estate development and management company owned primarily by The Hartnett Group, Ltd., a closely-held private investment company managing more than $40 million in assets. There he developed seven multi-family communities in Arizona, Texas, and Louisiana with a portfolio value exceeding $80 million. Prior to joining The Hartnett Group, Mr. Greenlaw was an attorney with the Washington, D.C. law firm, Williams & Connolly, where he practiced business and tax law. Mr. Greenlaw was a member of Phi Beta Kappa at Bowdoin College and received his Juris Doctorate from the Columbia University School of Law in 1990. Mr. Greenlaw is a member of the Maine, District of Columbia, and Texas bars.

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

David A. Hanson. Mr. Hanson has served as President of UMTHGS since joining the company in June 2007. He also serves as Chief Financial Officer of UMT Holdings and UMT Services. Mr. Hanson has over 22 years of experience as a financial executive, principally in the in the residential housing industry and as an accountant with an international public accounting firm. From 2006 to 2007, he was a Director of Land Finance for the Central/Eastern Region at Meritage Homes Corporation (“Meritage”), the twelfth largest publicly-traded homebuilder. While at Meritage, Mr. Hanson handled all aspects of establishing, financing, administering and monitoring off-balance sheet FIN 46 compliant entities for the Central/Eastern Region. From 2001 to 2006, he was employed with Lennar Corporation, a national homebuilding company, serving in various capacities including Regional Finance Manager, acting homebuilding Division President, Regional Controller, and Controller for both homebuilding and land divisions. From 1999 to 2001, Mr. Hanson was the Director, Finance and Administration for One, Inc., a technology consulting firm. From 1996 to 1999, Mr. Hanson was the Vice President, Finance and Accounting for MedicalControl, Inc., a publicly-traded managed healthcare company. Prior to 1996, he was employed with Arthur Andersen LLP, an international accounting and consulting firm, for approximately nine years. He graduated from the University of Northern Iowa in 1984 with a Bachelor of Arts degree in Financial Management/Economics and in 1985 with a Bachelor of Arts degree in Accounting. He is a Certified Public Accountant and Certified Management Accountant.

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

The table below provides information on Trustee Compensation:

Name/Year	Fees Earned	Stock Awarded	Value of Options Awarded if Exercised(5)	Non-Equity Incentive Plan Comp.(1)	Change in Pension Value and Non- Qualified Deferred Comp. Earnings (2)	All other Comp.	Total
2011
Stuart Ducote (7)	—	—	—	—	—	$60,000	$60,000
Michele A. Cadwell	$16,000	—	—	—	—	—	$16,000
Phillip K. Marshall	$20,000	—	—	—	—	—	$20,000
Roger C. Wadsworth	$16,000	—	—	—	—	—	$16,000
Chuck Gillis (4)	$16,000	—	—	—	—	—	$16,000
Leslie Wylie (6)	$16,000	—	—	—	—	—	$16,000

2010
Stuart Ducote (7)	—	—	—	—	—	$60,000	$60,000
Michele A. Cadwell	$16,000	—	—	—	—	—	$16,000
Phillip K. Marshall	$20,000	—	—	—	—	—	$20,000
Roger C. Wadsworth	$16,000	—	—	—	—	—	$16,000
Chuck Gillis (4)	$16,000	—	—	—	—	—	$16,000
Leslie Wylie (6)	$16,000	—	—	—	—	—	$16,000

2009
Stuart Ducote (7)	—	—	—	—	—	$30,000	$30,000
Christine Griffin (3) (6)	—	—	—	—	—	$36,000	$36,000
Michele A. Cadwell	$16,000	—	—	—	—	—	$16,000
Phillip K. Marshall	$16,000	—	—	—	—	—	$16,000
Roger C. Wadsworth	$16,000	—	—	—	—	—	$16,000
Chuck Gillis (4)	$16,000	—	—	—	—	—	$16,000
Leslie Wylie (6)	$6,000	—	—	—	—	—	$6,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 31, 2011 by each person who is known to the Company to be the beneficial owner of more than 5% of the Company’s shares and the beneficial ownership of all trustees and officers as a group as of such date.

Name	Number of Shares (1)		Percent of Class
Michele A. Cadwell (2)	12,500	(3)	0.19%
Phillip K. Marshall (2)	12,500	(3)	0.19%
Roger C. Wadsworth (2)	12,500	(3)	0.19%
Chuck Gillis (2)	10,000	(3)	0.16%
Leslie Wylie	7,500	(3)	0.12%
All Trustees and Executive Officers as a Group (5 persons)	55,000	(4)	0.86%

(1)	For purposes of this table, shares indicated as being owned beneficially include shares that the beneficial owner has the right to acquire within 60 days of March 1, 2011. For the purpose of computing the percentage of the outstanding shares owned by a shareholder, shares that may be acquired during the 60 days following March 1, 2012 are deemed to be outstanding securities of the class owned by that shareholder but are not deemed to be outstanding for the purpose of computing the percentage by any other person.

(2)	A trustee and/or executive officer of the Company. The address of all trustees and officers is c/o United Mortgage Trust, 1301 Municipal Way, Suite 220, Grapevine, TX 76051, telephone (214) 237-9305 or (800)955-7917, facsimile (214) 237-9304.

(3)	Includes shares issuable upon the exercise of stock options at an exercise price of $20.00 per share.

(4)	Includes the shares described in footnote (3) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

1) UMTH is a Delaware limited partnership which is in the real estate finance business. UMTH holds a 99.9% limited partnership interest in UMTHLC, which originates interim loans that the Company is assigned, UMTH Land Development, L.P., which holds a 50% profit interest in UDF and acts as UDF's asset manager, and PSC, which services the Company’s residential mortgages and contracts for deed and manages the Company’s real estate owned (“REO”). In addition, UMTH has a limited guarantee of the obligations of Capital Reserve Group (“CRG”), Ready America Funding Corp (“RAFC”), and South Central Mortgage, Incorporated (“SCMI”), a Texas corporation that sold mortgage investments to the Company, under the Secured Notes.  United Development Funding III, L.P., (“UDF III”) which is managed by UMTH Land Development, L.P., has previously provided a limited guarantee of the UDF line of credit and has purchased an economic participation in a revolving credit facility we have provided to UDF.

2) UMTHLC is a Delaware limited partnership, and subsidiary of UMTH.  The Company has loaned money to UMTHLC so it can make loans to its borrowers. The loans are collaterally assigned to the Company, as security for the promissory note between UMTHLC and the Company. The unpaid principal balance of the loans at December 31, 2011 and 2010 was approximately $7,861,000 and $15,566,000, respectively.

On March 26, 2009, the Company executed a secured line of credit promissory note with UMTHLC in the amount of $8,000,000. The note bears interest at 12.50% per annum, matures on September 26, 2012 and is secured by first lien mortgage interests in single family residential properties. The outstanding balance on this line of credit at December 31, 2011 and December 31, 2010 was approximately $6,990,000 and $7,520,000, respectively, and is included in the balances noted in the paragraph above.

See Note C above for discussion of additional related party transactions with UMTHLC.

3) CRG is a Texas corporation that is 50% owned by Todd Etter and William Lowe, partners of UMTH, which owns the Advisor.  CRG was in the business of financing home purchases and renovations by real estate investors. The Company loaned money to CRG to make loans to other borrowers. During 2006 the Company took direct assignment of the remaining loans from CRG with full recourse.

4) RAFC is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter. RAFC is in the business of financing interim loans for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors. The Company continues to directly fund obligations under one existing RAFC loan, which was collaterally assigned to the Company, but does not fund new originations. The unpaid principal balance of the loans at December 31, 2011 and 2010 was approximately $16,449,000 and $16,592,000, respectively.

5) Wonder Funding, LP (“Wonder”) is a Delaware limited partnership that is owned by Ready Mortgage Corp. (“RMC”). RMC is beneficially owned by Craig Pettit.  Wonder is in the business of financing interim loans for the purchase of land and the construction of single family homes.  The Company has ceased funding any new originations.  As of December 31, 2011, all remaining obligations owed by Wonder to the Company are included in the recourse obligations discussed below.

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

Name	Initial principal amount	Balance at December 31, 2011	Promissory Note principal amount (2)	Units pledged as security	C Units distributed during 2011	Units remaining	Estimated Collateral Value (3)
CRG	$2,725,442	$4,470,793	$4,300,000	4,984 Class C and 2,710 Class D	-	2,880 Class C and 2,710 Class D	$4,785,770
RAFC	$3,243,369	$8,451,488	$7,100,000	11,165Class C, 6,659 Class D & 1,066 Class EIA	-	8,391 Class C, 6,659 Class D & and 1,066 EIA	$13,786,203
SCMI	$3,295,422	$3,480,792	$3,488,643	4,545 Class C and 3,000 Class D	-	3,013 Class C and 3,000 Class D	$5,574,161
RAFC / Wonder(1)	$1,348,464	$1,958,637	$1,400,000	1,657 Class C	-	1,238 Class C	$1,238,000
Wonder Indemnification (1)	n/a	n/a	n/a	$1,134,000	-	n/a	$822,000
Totals	$10,612,697	$18,361,710	$16,288,643				$26,206,134

(1)	Wonder is collateralized by an indemnification agreement from RMC in the amount of $1,134,000, which includes the pledge of 3,870 C Units. 2,213 of the pledged C Units also cross-collateralize the RAFC obligation.
(2)	The CRG, RAFC and Wonder balances at December 31, 2011 exceeded the stated principal amount per their variable Secured Notes by approximately $171,000, $1,351,000 and $559,000, respectively. Per the terms of the Secured Notes, the unpaid principal balance may be greater or less than the initial principal amount of the note and is not considered an event of default. The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the Unpaid Principal Balance (“UPB”) than we originally anticipated and outpaced the minimum principal reductions scheduled for the loans.
(3)	Estimated collateral value reflects pledge of D units of limited partnership interest of UMTH held by WLL, Ltd., RAFC and KLA, Ltd. UMTH D units represent equity interests in UMT Holdings, LP. Pledge of the UMTH D units entitles the beneficiary to a pro-rata share of UMTH partnership D unit cash distributions

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

The Secured Notes have also been guaranteed by the following entities under the arrangements described below, all of which are dated effective December 31, 2005:

-	UMT Holdings. This guaranty is limited to a maximum of $10,582,336 of all amounts due under the Secured Notes.
-	WLL, Ltd., an affiliate of CRG. This guaranty is of all amounts due under Secured Note from CRG, is non-recourse and is secured by an assignment of 2,492 Class C Units and 1,355 Class D units of limited partnership interest of UMT Holdings held by WLL, Ltd.
-	RMC. This guaranty is non-recourse, is limited to 50% of all amounts due under the Secured Note from RAFC and is secured by an assignment of 3,870 Class C units of limited partnership interest of UMT Holdings.
-	Wonder. Wonder Funding obligations are evidenced by a note from RAFC (RAFC/Wonder Note) and are secured by a pledge of a certain Indemnification Agreement given by UMTH to RAFC and assigned to UMT in the amount of $1,134,000, which amount is included in the UMTH limited guarantee referenced above.
-	SCMC. This guaranty is limited to a maximum of $2,213,000 due under the Secured Note from RAFC and is secured by an assignment of 2,213 Class C units of limited partnership interest of UMT Holdings.
-	KLA, Ltd. KLA has given the following guaranties: (1) Guaranty of obligations of SCMI under the First Amended and Restated Secured Variable Amount Promissory Note to the Company dated as of October 1, 2007 with a then current principal balance of $3,472,073 and is secured by an assignment of 3,000 of Guarantor’s Class D units of partnership interest in UMT Holdings, L.P. (2) Guaranty of obligations of CRG under the First Amended and Restated Secured Variable Amount Promissory Note dated as of October 1, 2007 with a then current principal balance of $4,053,799 and is secured by a pledge of 1,355 of Guarantor’s Class D units of partnership interest in UMTH.

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

These loans were reviewed by management and no reserves are deemed necessary at December 31, 2011.

7) On June 20, 2006, the Company entered into a Second Amended and Restated Secured Line of Credit Promissory Note as modified by an amendment effective September 1, 2006 - (the "Amendment") with UDF, a Nevada limited partnership that is affiliated with the Company's Advisor, UMTHGS.  The Amendment increased an existing revolving line of credit facility ("Loan") to $45 million. The purpose of the Loan is to finance UDF's loans and investments in real estate development projects. On July 29, 2009, our trustees approved an amendment to increase the revolving line of credit facility to an amount not to exceed $60,000,000. Effective December 31, 2010, the loan was extended for a period of one year and the loan amount was increased from $60,000,000 to $75,000,000. Effective December 31, 2011, the loan was extended for a period of one year and matures on December 31, 2012.

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

On September 19, 2008, UMT entered into an Economic Interest Participation Agreement with UDF III pursuant to which UDF III purchased (i) an economic interest in the $45,000,000 revolving credit facility (“Loan”) from UMT to UDF I and (ii) a purchase option to acquire a full ownership participation interest in the Loan (the “Option”). On July 29, 2009, our trustees approved an amendment to increase the revolving line of credit facility to an amount not to exceed $60,000,000. Effective December 31, 2010, the loan was extended for a period of one year and the loan amount was increased from $60,000,000 to $75,000,000. Effective December 31, 2011, the loan was extended for a period of one year and matures on December 31, 2012.

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

The Option gives UDF III the right to convert its economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Loan and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while UDF III owns an economic interest in the UMT Loan.  If UDF III exercises its Option and acquires a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UDF III and UMT will participate in the control and management of the UMT Loan. At December 31, 2011 and 2010 UDF III had funded approximately $71,367,000 and $62,194,000, respectively, to UDF under this agreement of which approximately $65,504,000 and $57,051,000 were outstanding under the Economic Interest Participation Agreement at December 31, 2011 and 2010, respectively.

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

8) Loans made to affiliates of the Advisor. Below is a table of the aggregate principal amount of mortgages funded each year indicated, from the companies affiliated with the Advisor, and named in the table and aggregate amount of draws made by UDF under the line of credit, during the three years indicated:

Affiliated Company	2011	2010	2009
RAFC	$1,000	$549,000	$2,708,000
UMTHLC	$947,000	$1,598,000	$8,195,000
UDF	$720,000	$5,143,000	$2,231,000

9) As of August 1, 2006, (now subject to an Advisory Agreement effective January 1, 2009) the Company entered into an Advisory Agreement with UMTHGS. Under the terms of the agreement, UMTHGS is paid a monthly trust administration fee. The fee is calculated monthly depending on the Company’s annual distribution rate, ranging from 1/12th of 1% up to 1/12th of 2% of the amount of average invested assets per month.  During 2011, 2010, and 2009 the expenses for the Company’s Advisor were approximately $1,000,000, $1,138,000, and $1,042,000, respectively, and actual payments made were approximately $1,808,000, $424,000, and $1,119,000, respectively. The Advisor and its affiliates are also entitled to reimbursement of costs of goods, materials and services obtained from unaffiliated third parties for the Company’s benefit, except for note servicing and for travel and expenses incurred in connection with efforts to acquire investments for the Company or to dispose of any of its investments. The Company paid the Advisor $76,000 as reimbursement for costs associated with providing shareholder relations activities during 2011, 2010, and 2009.

The agreement also provides for a subordinated incentive fee equal to 25% of the amount by which the Company’s net income for a year exceeds a 10% per annum non-compounded cumulative return on its adjusted contributions. No incentive fee was paid during 2011, 2010 or 2009. In addition, for each year in which it receives a subordinated incentive fee, the Advisor will receive a 5-year option to purchase 10,000 Shares at a price of $20.00 per share (not to exceed 50,000 shares). As of December 31, 2011 and 2010, the Advisor has not received options to purchase shares under this arrangement.

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

The Advisory Agreement also provides for the Company to pay to the Advisor, or an Affiliate of the Advisor, a debt placement fee.  The Company may engage the Advisor, or an Affiliate of the Advisor, to negotiate lines of credit on behalf of the Company.  UMT shall pay a negotiated fee, not to exceed 1% of the amount of the line of credit secured, upon successful placement of the line of credit. In 2011, the Company paid debt placement fees of approximately $43,000 and $50,000 to an affiliate of the Advisor in June and October 2011, respectively, while expensing approximately $25,000. These fees are amortized monthly, as an adjustment to interest expense, over the term of the credit facility agreements described in Note D.

10) The Company pays loan servicing fees to PSC, a subsidiary of UMTH, under the terms of a Mortgage Servicing Agreement. The Company paid loan servicing fees of approximately $21,000, $24,000, and $11,000 during 2011, 2010, and 2009, respectively.

11) The Company pays “guarantee” credit enhancement fees to UDF III, affiliate of PSC and UDF, as specified under the terms of the UDF Guarantee agreement. In years 2011, 2010, and 2009, the company made cash payments in the amount of $64,000, $50,000, and $50,000, as compensation of said guarantee fees. In the years ended 2011, 2010 and 2009, the related credit enhancement expenses were $80,000, $60,000, and $6,000, respectively.

12) Affiliates UDF LOF, UDF IV and UDF X, are reimbursed for their degree of invested “participatory” interest in the Company’s construction loans, the degree of invested interest is not to succeed $2,000,000. The company made payments of such participation interest, as a net amount against the construction loan interest, in 2011, 2010, and 2009, in the amounts of $979,000, $800,000, and $191,000, respectively.

13) The Company pays UMTH LD, administrative and origination fees, for the construction loans in which UDF affiliates take an invested interest in. The fees are withheld from construction draws funded to the borrower, and are in turn paid directly to UMTH LD. In years 2011, 2010, and 2009, payments were made for the above administrative and origination fees in the amounts of $130,000, $163,000, and $58,000, respectively.

The chart below summarizes the approximate payments associated with related parties for the twelve months ended December 31, 2011, 2010 and 2009:

Related Party Payments:

		For Twelve Months Ended
Payee	Purpose	December 31, 2011		December 31, 2010		December 31, 2009
UMTHGS	Trust administration fees	$1,808,000	96%	$424,000	88%	$1,119,000	90%
UMTHGS	General & administrative - Shareholder Relations	76,000	4%	76,000	12%	76,000	6%
UMTHGS	General & administrative –Misc.	3,000	0%	3,000	0%	45,000	4%
		$1,887,000	100%	$503,000	100%	$1,240,000	100%

PSC	Loan Servicing Fee	$21,000	75%	$24,000	92%	$11,000	10%
PSC	General & Administrative – Misc.	7,000	25%	2,000	8%	95,000	90%
		$28,000	100%	$26,000	100%	$106,000	100%

UMTH	Debt Placement Fees	93,000	100%	-	-	-	-

UDF III	Credit Enhancement Fees	64,000	100%	50,000	100%	50,000	100%

UDF LOF	Participation Interest Paid	313,000	100%	253,000	100%	-	-

UDF IV	Participation Interest Paid	540,000	100%	434,000	100%	-	-

UDF X	Participation Interest Paid	126,000	100%	113,000	100%	191,000	100%

UMTH LD	Admin and Origination Fees Paid	130,000	100%	163,000	100%	58,000	100%

The chart below summarizes the approximate expenses associated with related parties for the twelve months ended December 31, 2011, 2010 and 2009:

Related Party Expenses:

		For Twelve Months Ended
Payee	Purpose	December 31, 2011		December 31, 2010		December 31, 2009
UMTHGS	Trust administration fees	$1,000,000	93%	$1,138,000	94%	$1,042,000	93%
UMTHGS	General & administrative - Shareholder Relations	76,000	7%	76,000	6%	76,000	7%
UMTHGS	General & administrative –Misc.	3,000	0%	3,000	0%	1,000	0%
		$1,079,000	100%	$1,217,000	100%	$1,119,000	100%

PSC	Loan Servicing Fee	$21,000	75%	$24,000	92%	$11,000	10%
PSC	General & Administrative – Misc.	7,000	25%	2,000	8%	95,000	90%
		$28,000	100%	$26,000	100%	$106,000	100%

UMTH	Debt Placement Fees	25,000	100%	17,000	100%	17,000	100%

UDF III	Credit Enhancement Fees	80,000	100%	60,000	100%	6,000	100%

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Whitley Penn LLP has served as the Company’s independent registered public accounting firm since July 2002.  The Board of Trustees approves all audits, non-audit, tax and other fees payable to the Company’s auditors.

The following table reflects fees incurred to Whitley Penn LLP for services rendered to the Company in 2011, 2010 and 2009:

Nature of Service	2011	2010	2009	Purpose
Audit fees	$144,500	$140,000	$164,000	For audit of the Company’s annual financial statements, review of Quarterly financial statements included in the Company’s Forms 10-Q and review of other SEC filings
Tax fees	$9,500	$8,000	$10,000	For preparation of tax returns and tax compliance
All other fees	—	—	—

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2012.

UNITED MORTGAGE TRUST

By:	/S/STUART DUCOTE
Stuart Ducote, President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/CHUCK GILLIS	Independent Trustee	March 30, 2012
Chuck Gillis

/S/MICHELE A. CADWELL	Independent Trustee	March 30, 2012
Michele A. Cadwell

/S/PHILLIP K. MARSHALL	Independent Trustee	March 30, 2012
Phillip K. Marshall

/S/ROGER C. WADSWORTH	Independent Trustee	March 30, 2012
Roger C. Wadsworth

/S/LESLIE WYLIE	Independent Trustee	March 30, 2012
Leslie Wylie

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of September 1, 2005, among the Company, UMT Holdings, L.P. and UMT Services, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K/A filed February 12, 2006.

2.2	First Amendment to Agreement and Plan of Merger, entered into as of February 10, 2006, by and among the Company, UMT Holdings, L.P. and UMT Services, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on February 16, 2006.)
3.1	Form of Second Amended Restated Declaration of Trust	*
3.2	Bylaws of the Company	*
4.1	Form of certificate representing the shares	*
4.2	Dividend Reinvestment Plan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 19, 2009.	**
4.3	Description of Share Repurchase Program (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 19, 2009)	**
4.4	Amended Share Redemption Plan and Dividend Reinvestment Plan (filed as Exhibit 99.1 to Form 8-K filed June 1, 2010 and incorporated herein by reference)
10.1	Advisory Agreement dated August 14, 2006 between the Company and UMTH General Services, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed August 16, 2006)
10.5	Form of Mortgage Servicing Agreement between the Company and South Central Mortgage, Inc., at a later date assigned to Prospect Service Corp.	*
10.7	Revolving Loan Agreement dated November 8, 2004 between the Company and Texas Capital Bank, N.A.	##
10.8	Fourth Amendment to Revolving Loan Agreement dated November 8, 2004 between the Company and Texas Capital Bank, N.A. together with Promissory Note and Amended and Restated Guaranty (incorporated by reference from the Company’s Current Report on Form 8-K/A filed August 2, 2006.)
10.9	Second Amended Secured Line of Credit Promissory Note and Security Agreement between the Company and United Development Funding, L.P. dated June 20, 2006 (incorporated by reference from the Company’s Current Report on Form 8-K filed June 21, 2006)
10.10	Subordination Agreement between the Company and Textron Financial Corporation dated as of June 14, 2006 incorporated by Reference from the Company’s Current Report on Form 8-K filed June 21, 2006)
10.11	Secured Variable Amount Promissory Note dated December 31, 2005 issued by Capital Reserve Group, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K filed March 31, 2006)
10.12	Secured Variable Amount Promissory Note dated December 31, 2005 issued by South Central Mortgage, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K filed March 31, 2006)
10.13	Secured Variable Amount Promissory Note dated December 31, 2005 issued by Ready America Funding Corp. (incorporated by reference from the Company’s Current Report on Form 8-K filed March 31, 2006)
10.14	Form of Assignment of Limited Partnership Interest as Collateral Dated December 31, 2005 between the Company and Capital Reserve Group, Inc., South Central Mortgage, Inc., Ready America Funding Corp. and WLL, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed March 31, 2006)
10.15	Guaranty dated December 31, 2005 between the Company and Ready Mortgage Corp. (incorporated by reference from the Company’s Current Report on Form 8-K filed March 31, 2006)
10.16	Guaranty dated December 31, 2005 between the Company and WLL, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed March 31, 2006)
10.17	Guaranty dated December 31, 2005 between the Company and UMT Holdings, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed March 31, 2006)
10.18	Intercreditor and Subordination Agreement dated December 31, 2005 between the Company and UMT Holdings, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed March 31, 2006)
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm (filed herewith)
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith)

101.INS**	XBRL Instance Document (furnished herewith)
101.SCH**	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

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

