Form 10-Q
period 2012-03-31
UNITED MORTGAGE TRUST
filed 2012-05-15
CIK 101390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐                       Accelerated filer ☐                                Non-accelerated filer ☐ (Do not check if a smaller reporting company)

☒ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The number of shares outstanding of the Registrant’s shares of beneficial interest, par value $0.01 per share, as of the close of business on May 15, 2012 was 6,438,044.

UNITED MORTGAGE TRUST

INDEX

PART I - FINANCIAL INFORMATION

UNITED MORTGAGE TRUST

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$1,387,792	$363,561

Mortgage investments:
Investment in trust receivable	1,020,496	1,098,797
Investment in residential mortgages	4,879,410	4,904,537
Interim mortgages, affiliates	16,918,236	17,319,590
Interim mortgages	35,886	35,886
Allowance for loan losses	(339,953)	(340,487)
Total mortgage investments	22,514,075	23,018,323

Line of credit receivable, affiliates	78,467,686	78,356,781
Line of credit receivable	3,748,682	4,132,639
Accrued interest receivable	1,346,929	1,433,610
Accrued interest receivable, affiliates	12,530,874	9,032,145
Reserves – accrued interest receivable	(2,757,316)	(2,418,413)
Recourse obligations, affiliates	18,483,805	18,361,710
Real estate owned, net	10,805,510	11,090,796
Deficiency notes	8,077,629	8,063,129
Deficiency note, affiliate	29,859,063	29,507,820
Allowance for loan losses – deficiency notes	(4,847,746)	(4,757,746)
Other assets	395,521	445,584

Total assets	$180,012,504	$176,629,939

Liabilities and Shareholders’ Equity
Liabilities:
Dividend payable	$310,000	$310,000
Lines of credit payable	6,955,799	6,680,333
Accounts payable and accrued liabilities	1,074,193	936,279
Accounts payable and accrued liabilities, affiliates	5,032,246	2,522,158
Participation payable, affiliate	65,503,661	65,503,661
Notes payable	2,649,224	1,574,521
Total liabilities	81,525,123	77,526,952

Commitments and contingencies

Shareholders' equity:
Shares of beneficial interest; $0.01 par value; 100,000,000 shares authorized; 8,330,725 and 8,324,756 shares issued in 2012 and 2011, respectively; and 6,439,457 and 6,437,420 outstanding in 2012 and 2011, respectively	83,287	83,227
Additional paid-in capital	147,279,562	147,151,952
Cumulative distributions in excess of earnings	(12,303,076)	(11,620,748)
	135,059,773	135,614,431
Less treasury stock of 1,891,268 and 1,887,336 shares in 2012 and 2011, respectively, at cost	(36,572,392)	(36,511,444)
Total shareholders' equity	98,487,381	99,102,987
Total liabilities and shareholders' equity	$180,012,504	$176,629,939

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Interest income, affiliates	$901,547	$1,005,542
Interest income	273,724	351,270
	1,175,271	1,356,812
Expenses:
Trust administration fee – related party	249,999	249,999
Loan servicing fee – related party	5,650	6,632
General and administrative – related party	19,004	23,335
General and administrative	281,511	203,690
Provision for loan losses	180,000	180,000
Interest expense – related parties	28,929	16,667
Interest expense	159,565	101,490
	924,658	781,813

Net income	$250,613	$574,999

Net income per share of beneficial interest	$0.04	$0.09

Weighted average shares outstanding	6,439,120	6,429,327

Distributions per weighted share outstanding	$0.14	$0.14

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2012	2011
Operating Activities
Net income	$250,613	$574,999
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	180,000	180,000
Depreciation and amortization	2,000	594
Changes in assets and liabilities:
Accrued interest receivable, net	86,681	(462,942)
Accrued interest receivable, affiliates, net	(916,343)	(2,135,642)
Other assets	48,063	73,154
Accounts payable and accrued liabilities	137,914	(96,110)
Accounts payable and accrued liabilities, affiliates	223,741	2,161,635
Net cash provided by operating activities	12,669	295,688

Investing Activities
Principal receipts on trust receivables	78,301	28,811
Investments in residential mortgages	-	(79,000)
Principal receipts on residential mortgages	25,127	127,910
Principal receipts on interim mortgages and deficiency notes	-	296,110
Investments in interim mortgages and deficiency notes, affiliates	-	(119,793)
Principal receipts on interim mortgages and deficiency notes, affiliates	26,910	195,951
Investments in recourse obligations, affiliates	(124,095)	(415)
Principal receipts from recourse obligations, affiliates	2,000	1,500
Principal investments in lines of credit receivable, affiliates	(110,905)	(212,406)
Principal receipts from lines of credit receivable	383,957	1,322,092
Investments in real estate owned	(82,123)	(307,881)
Principal receipts from real estate owned	328,440	40,578
Net cash provided by investing activities	527,612	1,293,457

Financing Activities
Proceeds from issuance of shares of beneficial interest	127,670	104,132
Net borrowings on lines of credit payable	275,466	(188,638)
Proceeds from notes payable	1,074,703	194,756
Purchase of treasury stock	(60,948)	(40,642)
Dividends	(932,941)	(930,286)
Net cash provided by (used in) financing activities	483,950	(860,678)

Net increase in cash and cash equivalents	1,024,231	728,467
Cash and cash equivalents at beginning of period	363,561	7,325
Cash and cash equivalents at end of period	$1,387,792	$735,792

See accompanying notes to consolidated financial statements.

Supplemental Disclosure of Cash Flow Information	2012	2011

Cash paid for interest	$124,867	$101,718

Non-Cash Financing and Investing Activity
Transfers of affiliate and non-affiliate loans to foreclosed properties or recourse obligations	$81,589	$110,457
(Increase) decrease participation accrued interest receivable , affiliates	$(2,286,347)	$(1,969,431)
Increase (decrease) participation accrued interest payable, affiliates	$2,286,347	$1,969,431
(Increase) decrease accrued interest receivable, affiliates	$42,864	$6,937,187
(Increase) decrease interim mortgages & deficiency notes, affiliates	$(42,864)	$(6,937,187)
(Increase) decrease interim mortgages & deficiency notes, affiliates	$251,088	$954,954
(Increase) decrease interim mortgages & deficiency notes, affiliates	$(251,088)	$(954,954)
(Increase) decrease interim mortgages & deficiency notes	$(14,500)	$(41,575)
Receipts from real estate owned	$14,500	$41,575

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Nature of Business

United Mortgage Trust (the “Company”) is a Maryland real estate investment trust that qualifies as a real estate investment trust (a “REIT”) under federal income tax laws. The Company’s principal investment objectives are to invest proceeds from our dividend reinvestment plan, financing proceeds, proceeds from the repayment of our loans, capital transaction proceeds and retained earnings in the following types of investments: (i) lines of credit and secured loans for the acquisition and development of single-family home lots, referred to as “Land Development Loans”; (ii) lines of credit and loans secured by developed single-family lots, referred to as “Finished Lot Loans”; (iii) lines of credit and loans secured by completed model homes, referred to as “Model Home Loans”; (iv) loans provided to entities that have recently filed for bankruptcy protection under Chapter 11 of the U.S. bankruptcy code, secured by a priority lien over pre-bankruptcy secured creditors, referred to as “Debtor in Possession Loans”, (v) lines of credit and loans, with terms of 18 months or less, secured by single family lots and homes constructed thereon, referred to as “Construction Loans”; (vi) to provide credit enhancements to real estate developers, homebuilders, land bankers and other real estate investors who acquire real property, subdivide real property into single-family residential lots, acquire finished lots and/or build on such lots; and (vii) discounted cash flows secured by assessments levied on real property. We collectively refer to the above listed loans as “Mortgage Investments”. Additionally, our portfolio includes obligations of affiliates of our Advisor, which we refer to as “recourse loans” and “deficiency notes.”

The Company has no employees. The Company pays a monthly trust administration fee to UMTH General Services, L.P. (“UMTHGS” or “Advisor”), a subsidiary of UMT Holdings, L.P. (“UMTH”), a Delaware real estate finance company and affiliate, for the services relating to its daily operations. The Company’s offices are located in Grapevine, Texas.

2.	Basis of Presentation

The consolidated financial statements include the accounts of the Company and certain wholly-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X adopted by the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2011, included in our Annual Report on Form 10-K filed with the SEC on March 30, 2012. Operating results for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. Certain prior period amounts have been reclassified to conform to current period presentation.

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

As of March 31, 2012, the Company had two deficiency notes with non-affiliates in the total amount of approximately $8,078,000. One note in the amount of approximately $1,725,000 bears interest at a rate of 14% per annum. The second note in the amount of approximately $6,353,000. The Company does not accrue interest on this note as the underlying collateral value approximates the note balance, net of reserves of approximately $4,848,000.

As of December 31, 2011, the Company had two deficiency notes with non-affiliates in the amount of approximately $8,063,000. One note in the amount of approximately $1,725,000 bears interest at a rate of 14% per annum. The second note in the amount of approximately $6,338,000. The Company does not accrue interest on this note as the underlying collateral value approximates the note balance, net of reserves of approximately $4,758,000.

As of December 31, 2007, UMTHLC issued to the Company a variable amount promissory note in the amount of $5,100,000 to evidence its deficiency obligations to the Company.  The initial principal amount of the note was approximately $1,848,000. The principal balance will fluctuate from time to time based on the underlying loan activity and the amount of deficiencies realized by the affiliate.    The note is secured by a limited guaranty by UMTHGS, the Advisor, equal to a monthly amount not to exceed 33% of the advisory fee received by UMTHGS under the terms of its advisory agreement with the Company. The note requires monthly principal and interest payments based on a ten-year amortization for the outstanding principal balance. Effective January 2011, the deficiency note was modified and the interest rate was reduced from 10% to 6%. The principal balance as of March 31, 2012 and December 31, 2011 was approximately $29,859,000 and $29,508,000, respectively, resulting primarily from deficiencies associated with the sale of foreclosed properties securing interim loans.

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

2) UMTHLC is a Delaware limited partnership, and subsidiary of UMTH.  The Company has loaned money to UMTHLC so it can make loans to its borrowers. The loans are collaterally assigned to the Company, as security for the promissory note between UMTHLC and the Company. The unpaid principal balance of the loans at March 31, 2012 and December 31, 2011 was approximately $7,721,000 and $7,861,000 respectively.

On March 26, 2009, the Company executed a secured line of credit promissory note with UMTHLC in the amount of $8,000,000. The note bears interest at 12.50% per annum, had an original maturity date of March 26, 2012 and is secured by first lien mortgage interests in single family residential properties. Effective March 2012, the promissory note’s maturity date was extended to September 26, 2012. The outstanding balance on this line of credit at March 31, 2012 and December 31, 2011 was approximately $7,101,000 and $6,990,000, respectively, and is included in the balances noted in the paragraph above.

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

4) RAFC is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter. RAFC is in the business of financing interim loans for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors. The Company continues to directly fund obligations under one existing RAFC loan, which was collaterally assigned to the Company, but does not fund new originations. The unpaid principal balance of the loans at March 31, 2012 and December 31, 2011 was approximately $16,298,000 and $16,449,000 respectively.

5) Wonder Funding, LP (“Wonder”) is a Delaware limited partnership that is owned by RMC. RMC is beneficially owned by Craig Pettit, a partner of UMTH and the sole proprietor of two companies that own 50% of RAFC. Wonder is in the business of financing interim loans for the purchase of land and the construction of single family homes and the purchase and renovation of single family homes. The Company has ceased funding any new originations. As of March 31, 2012 and December 31, 2011, respectively, all remaining obligations owed by Wonder to the Company are included in the recourse obligations discussed below.

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

Name	Initial principal amount	Balance at March 31, 2012	Promissory Note principal amount (2)	Units pledged as security	Units remaining	Nominal Collateral Value (3)
CRG	$2,725,442	$4,528,822	$4,300,000	4,984 Class C and 2,710 Class D	2,880 Class C and 2,710 Class D	$4,785,770
RAFC	$3,243,369	$8,515,554	$7,100,000	11,165Class C, 6,659 Class D & 1,066 Class EIA	8,391 Class C, 6,659 Class D & and 1,066 EIA	$13,786,203
SCMI	$3,295,422	$3,480,792	$3,488,643	4,545 Class C and 3,000 Class D	3,013 Class C and 3,000 Class D	$5,574,161
RAF / Wonder(1)	$1,348,464	$1,958,637	$1,400,000	1,657 Class C	1,238 Class C	$1,238,000
Wonder Indemnification (1)	n/a	n/a	n/a	$1,134,000	n/a	$822,000
Totals	$10,612,697	$18,483,805	$16,288,643			$26,206,134

(1)	Wonder is collateralized by an indemnification agreement from UMTH in the amount of $1,134,000, and is secured by the pledge of 3,870 C Units from RMC. 2,213 of the pledged C Units also cross-collateralize the RAFC obligation.

(2)	The CRG, RAFC and Wonder balances at March 31, 2012, exceeded the stated principal amount per their variable Secured Notes by approximately $229,000, $1,416,000 and $559,000, respectively. Per the terms of the Secured Notes, the unpaid principal balance may be greater or less than the initial principal amount of the note and is not considered an event of default. The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the Unpaid Principal Balance (“UPB”) than originally anticipated and outpaced the minimum principal reductions scheduled for the loans.

(3)	Estimated collateral value reflects pledge of C, D and EIA units of limited partnership interest of UMTH held by WLL, Ltd., RAFC and KLA, Ltd. UMTH D units represent equity interests in UMT Holdings, LP. Pledge of the UMTH D units entitles the beneficiary to a pro-rata share of UMTH partnership D unit cash distributions.

Through September 2007, the Secured Notes incurred interest at a rate of 10% per annum. The CRG, RAFC, and RAFC/Wonder Secured Notes amortize over 15 years. The SCMI Secured Note amortizes over approximately 22 years, which was the initial amortization of the deficiency notes from SCMI that were consolidated. The Secured Notes required the originating company to make monthly payments equal to the greater of (1) principal and interest amortized over 180 months and 264 months, respectively, or (2) the amount of any distributions paid to the originating company with respect to the pledged Class C and EIA units.  Effective, October, 2007, the recourse loans were modified to accommodate the anticipated increases in principal balances throughout the remaining liquidation periods of the underlying assets, suspended the principal component of the amortized loans for the period of July 2007 through June 2009, and reduced the interest rate from 10% to 6%. The above modifications have been extended through December 31, 2012. Management has not recognized any reserves on these loans as the underlying collateral value exceeds the outstanding loan amounts.

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

These loans were reviewed by management and no reserves are deemed necessary at March 31, 2012.

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

The Option gives UDF III the right to convert its economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Loan and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while UDF III owns an economic interest in the UMT Loan.  If UDF III exercises its Option and acquires a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UDF III and UMT will participate in the control and management of the UMT Loan. At both March 31, 2012 and December 31, 2011, UDF III had funded approximately $71,367,000 to UDF under this agreement of which approximately $65,504,000 was outstanding under the Economic Interest Participation Agreement at both March 31, 2012 and December 31, 2011. UMT had funded approximately $5,863,000 to UDF under this agreement at both March 31, 2012 and December 31, 2011.

On June 21, 2010, UDF entered into a new promissory note agreement with a private investor, the proceeds from which were used to pay off the Textron loan agreement in full. Pursuant with this transaction, the Company entered into a second amendment to our subordination and intercreditor agreement which subordinates the UMT loan to the new loan from the private investor, reducing the amount subject to subordination from $30,000,000 to $15,000,000

8) Loans made to affiliates of the Advisor. Below is a table of the aggregate principal amount of mortgages funded during the quarters ended March 31, 2012 and 2011, respectively, to the companies affiliated with the Advisor, and named in the table and aggregate amount of draws made by UDF under the line of credit, during the two quarters indicated:

Affiliated Company	2012	2011

UMTHLC	$124,000	$212,000

9) As of August 1, 2006, (now subject to an Advisory Agreement effective January 1, 2009) the Company entered into an Advisory Agreement with UMTHGS. Under the terms of the agreement, UMTHGS is paid a monthly trust administration fee. The fee is calculated monthly depending on the Company’s annual distribution rate, ranging from 1/12th of 1% up to 1/12th of 2% of the amount of average invested assets per month.  During the three months ended March 31, 2012 and March 31, 2011, the expenses for the Company’s Advisor were $250,000, and $250,000, respectively, and actual payments made were approximately, $43,000 and $82,000, respectively. The Advisor and its affiliates are also entitled to reimbursement of costs of goods, materials and services obtained from unaffiliated third parties for the Company’s benefit, except for note servicing and for travel and expenses incurred in connection with efforts to acquire investments for the Company or to dispose of any of its investments. The Company paid the Advisor $0 and $19,000, as reimbursement for costs of $19,000, and $19,000, associated with providing shareholder relations activities during the three months ending March 31, 2012 and March 31, 2011, respectively.

The agreement also provides for a subordinated incentive fee equal to 25% of the amount by which the Company’s net income for a year exceeds a 10% per annum non-compounded cumulative return on its adjusted contributions. No incentive fee was paid during 2012 or 2011. In addition, for each year in which it receives a subordinated incentive fee, the Advisor will receive a 5-year option to purchase 10,000 Shares at a price of $20.00 per share (not to exceed 50,000 shares). As of March 31, 2012, the Advisor has not received options to purchase shares under this arrangement.

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

The Advisory Agreement also provides for the Company to pay to the Advisor, or an Affiliate of the Advisor, a debt placement fee.  The Company may engage the Advisor, or an Affiliate of the Advisor, to negotiate lines of credit on behalf of the Company.  UMT shall pay a negotiated fee, not to exceed 1% of the amount of the line of credit secured, upon successful placement of the line of credit. During three months ending March 31, 2012, and March 31, 2011, the Company paid debt placement fees of approximately $0 to an affiliate of the Advisor, while expensing approximately $8,000, and $4,000, respectively. These fees are amortized monthly, as an adjustment to interest expense, over the term of the credit facility agreements described in Note 6.

10) The Company pays loan servicing fees to PSC, a subsidiary of UMTH, under the terms of a Mortgage Servicing Agreement. The Company paid loan servicing fees of approximately $6,000, and $7,000, during the three months ending March 31, 2012 and March 31, 2011, respectively.

11) The Company pays “guarantee” credit enhancement fees to UDF III, affiliate of PSC and UDF, as specified under the terms of the UDF Guarantee agreement. In three months ending March 31, 2012 and March 31, 2011, the Company made no cash payments as compensation of said guarantee fees. In the three months ending March 31, 2012 and March 31, 2011, the related credit enhancement expenses were approximately $21,000 and $13,000, respectively.

12) Affiliates UDF LOF, UDF IV and UDF X, are reimbursed for their degree of invested “participatory” interest in the Company’s construction loans, the degree of invested interest is not to succeed $2,000,000. The Company made payments of such participation interest, as a net amount against the construction loan interest, in three months ending March 31, 2012 and March 31, 2011, in the amounts of approximately $284,000 and $161,000, respectively.

13) The Company pays UMTH LD, administrative and origination fees, for the construction loans in which UDF affiliates take an invested interest in. The fees are withheld from construction draws funded to the borrower, and are in turn paid directly to UMTH LD. In the three months ending March 31, 2012 and March 31, 2011, payments were made for the above administrative and origination fees in the amounts of approximately $38,000, and $25,000, respectively.

The table below summarizes the approximate payments associated with related parties for the three months ended March 31, 2012 and 2011:

Related Party Payments:

		For Three Months Ended
Payee	Purpose	March 31, 2012		March 31, 2011
UMTHGS	Trust administration fees	$43,000	100%	$82,000	80%
UMTHGS	General & administrative - Shareholder Relations	-	0%	19,000	19%
UMTHGS	General & administrative –Misc.	-	0%	1,000	1%
		$43,000	100%	$102,000	100%

PSC	Loan Servicing Fee	$6,000	100%	$7,000	88%

PSC	General & Administrative – Misc.	-	0%	1,000	13%
		$6,000	100%	$8,000	100%

UDF LOF	Participation Interest Paid	-	-	107,000	100%

UDF IV	Participation Interest Paid	277,000	100%	42,000	100%

UDF X	Participation Interest Paid	7,000	100%	12,000	100%

UMTH LD	Admin and Origination Fees Paid	38,000	100%	25,000	100%

The chart below summarizes the approximate expenses associated with related parties for the three months ended March 31, 2012 and 2011:

Related Party Expenses:

		For Three Months Ended
Payee	Purpose	March 31, 2012		March 31, 2011
UMTHGS	Trust administration fees	$250,000	93%	$250,000	93%
UMTHGS	General & administrative - Shareholder Relations	19,000	7%	19,000	7%
		$269,000	100%	$269,000	100%

PSC	Loan Servicing Fee	$6,000	100%	$7,000	64%

PSC	General & Administrative – Misc.	-	0%	4,000	36%
		$6,000	100%	$11,000	100%

UMTH	Debt Placement Fees	8,000	100%	4,000	100%

UDF III	Credit Enhancement Fees	21,000	100%	13,000	100%

5.	Fair Value of Financial Instruments

In accordance with the reporting requirements of Accounting Standards Codification (“ASC”) 825, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities that qualify as financial instruments under this statement and includes additional information in notes to the Company’s consolidated financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of accrued interest receivable, accrued interest receivable affiliates and accounts payable and accrued liabilities (including affiliates) approximate the carrying value due to the relatively short maturity of these instruments. The carrying value of investments in residential mortgages, interim mortgages (including affiliates), lines of credit (including affiliates), recourse obligations from affiliates, notes payable, deficiency notes (including affiliates) and the Company’s line of credit payable also approximate fair value since these instruments bear market rates of interest. None of these instruments are held for trading purposes.

6.	Lines of Credit Payable

During August 2009, the Company entered into a term line of credit facility with a bank for $5,000,000. The line of credit bears interest at prime plus one percent, with a floor of 5.50% and requires monthly interest payments. Principal and all unpaid interest will be due at maturity, which is August 2012. The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit. The outstanding balance on this line of credit was approximately $4,775,000 and $4,143,000 at March 31, 2012 and December 31, 2011, respectively.

On May 27, 2011, the Company entered into a term line of credit facility with a bank for $4,300,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is May 27, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at March 31, 2012 and December 31, 2011 was approximately $1,919,000, and $2,253,000, respectively.

On August 1, 2011, the Company entered into a term line of credit facility with a bank for $250,000. The loan bears interest at prime plus one percent, with a floor of 4.75%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is August 1, 2012. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at March 31, 2012 and December 31, 2011 was approximately $190,000, and $104,000, respectively.

On October 26, 2011, the Company entered into a term line of credit facility with a bank for $5,000,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is October 26, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at March 31, 2012 and December 31, 2011 was approximately $72,000, and $181,000, respectively.

The Company was in compliance with all of its debt covenants as of March 31, 2012.

7.	Notes Payable

In March, 2010, the Company sold two residential mortgage loans, with full recourse, to unaffiliated investors for approximately $169,000. These sales were accounted for as recourse borrowings. The notes require monthly principal and interest payments at a rate of 9.5% amortized over 30 years with all unpaid principal and interest due at maturity. One loan had a balance of approximately $70,000 at March 31, 2012 and December 31, 2011 and matures on May 1, 2015. The other loan had a balance of approximately $97,000 on March 31, 2012 and December 31, 2011, and matures on November 23, 2013. The total outstanding balance on these notes was approximately $167,000 at March 31, 2012 and December 31, 2011.

On April 21, 2010, the Company entered into a term loan credit facility with a bank for $1,600,000. The loan bears interest at prime plus one percent, with a floor of 7.0%, and requires monthly interest payments. Principal and all unpaid interest was due at maturity which was October 21, 2011. In December 2011, the term loan credit facility was extended through December 19, 2012, and the interest rate was reduced from 7.0% to 5.5%. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at March 31, 2012 and December 31, 2011 was approximately $1,107,000.

On January 27, 2011, United Mortgage Trust initiated a private offering of Secured Subordinated Notes (“Notes,” to accredited investors “Note Holders”). The Notes are being offered through a wholly owned subsidiary, UMT Home Finance II, L.P. (“HF II”). HF II is a Delaware limited partnership that was formed on November 29, 2010 as a Special Purpose Entity, for the purpose of originating and holding loans made to fund the acquisition of finished lots and the construction of single-family homes on the subject lots (“Loans”). HF II will issue up to $5 million in 7.5% Notes. The Notes will be secured by an undivided security interest on the pool of loans owned by HF II. The offering of the Notes is not registered under the Securities Act, in reliance upon the exemption from registration for non-public offerings provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933. As of March 31, 2012, approximately $1,375,000 was outstanding, and as of December 31, 2011, approximately $300,000 was outstanding. Approximately $1,000,000, $75,000, $100,000, $150,000 and $50,000, matures on, August 1, 2012, September 1, 2012, March 1, 2016, April 1, 2016 and April 1, 2017, respectively. On April 26, 2012, the Company received proceeds of $97,000 for an additional note sold under this private placement. Through May 15, 2012, approximately $1,472,000 had been raised through this private placement.

8.	Share Redemption Program

There is currently no established public trading market for our shares. As an alternative means of providing limited liquidity for our shareholders, we maintain a Share Redemption Plan, (“SRP”).  Our trustees have the discretion to modify or terminate the SRP upon 30 day’s notice. Under the terms of our plan as modified and effective on May 1, 2009 (see below for a further description of the plan modifications), shareholders who have held their shares for at least one year are eligible to request that we repurchase their shares. In any consecutive 12 month period we may not repurchase more than 5% of the outstanding shares at the beginning of the 12 month period. The repurchase price is based on the “Net Asset Value” (NAV) as of the end of the month prior to the month in which the redemption is made. The NAV will be established by our Board of Trustees no less frequently than each calendar quarter. For reference, at March 31, 2012 and December 31, 2011, the NAV was $15.29 and $15.39 per share, respectively. Under the prior SRP terms, the redemption price was $20.00 per share. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests. A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that the request is made within 270 days after of the event giving rise to such exigent circumstances. Previously, there was no hardship exemption. Shares will be redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter will be carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Previously, shares were redeemed monthly. Repurchases are subject to cash availability and Trustee discretion. Previously, the SRP provided that repurchases were subject to the availability of cash from the DRIP or the Company’s credit line. We have also purchased a limited number of shares outside of our SRP from shareholders with special hardship considerations.

Share repurchases have been at prices between $15.50 and $20 per share. Shares repurchased at the lower price were 1) shares held by shareholders for less than 12 months or 2) shares purchased outside of our SRP. Our stated NAV at March 31, 2012 and December 31, 2011, was $15.29 and $15.39 per share, respectively.

The Company complies with Distinguishing Liabilities from Equity topic of FASB Accounting Standards Codification, which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value. We believe that shares tendered for redemption by the shareholder under the Company’s share redemption program do not represent a mandatory obligation until such redemptions are approved at the discretion of our board of trustees. At such time, we will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. As of March 31, 2012, we had approximately $21,000 of approved redemption requests included in our liabilities. These shares were redeemed in May 2012.

The following table sets forth information relating to shares of beneficial interest repurchased into treasury during the period covered by this report.

Month	Total number of shares repurchased	Average Purchase Price	Total number of shares purchased as part of a publicly announced plan	Total number of shares purchased outside of plan
January	302	$15.50	302	-
February	2,298	$15.50	2,298	-
March	1,332	$15.50	1,332	-
Totals	3,932	$15.50	3,932	-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the availability of and our ability to find suitable mortgage investments; the difficulties of the real estate industry generally in response to the “sub-prime crisis,” the “credit crisis,” the current difficulties in the housing and mortgage industries including the impact thereof on the homebuilding industry, the current economic environment and changes in economic and credit market conditions, changes in interest rates, our ability to adapt to changing circumstances, the continued financial viability of  affiliates to whom we have extended loans, the level of reinvestment of dividends by our shareholders in our dividend reinvestment plan and the requirement to maintain qualification as a real estate investment trust.  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore we cannot give assurance that such statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or by any other person that the results or conditions described in such statements or in our objectives and plans will be realized. Readers should carefully review our financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2011, as well as those statements contained in this report, and in our other filings with the Securities and Exchange Commission.

In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q may not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND MARCH 31, 2011

General Investment Information

United Mortgage Trust (the “Company”) is a Maryland real estate investment trust that qualifies as a real estate investment trust (a “REIT”) under federal income tax laws. Our principal investment objectives are to invest proceeds from our dividend reinvestment plan, financing proceeds, capital transaction proceeds and retained earnings in following types of investments:

(i)	lines of credit and secured loans for the acquisition and development of single-family home lots, referred to as “Land Development Loans”;

(ii)	lines of credit and loans secured by developed single-family lots, referred to as “Finished Lot Loans”;

(iii)	lines of credit and loans secured by completed model homes, referred to as “Model Home Loans”;

(iv)	loans provided to entities that have recently filed for bankruptcy protection under Chapter 11 of the US bankruptcy code, secured by a priority lien over pre-bankruptcy secured creditors, referred to as “Debtor in Possession Loans”;

(v)	lines of credit and loans, with terms of 18 months or less, secured by single family lots and homes constructed thereon, referred to as “Construction Loans”;

(vi)	to provide credit enhancements to real estate developers, homebuilders, land bankers and other real estate investors who acquire real property, subdivide real property into single-family residential lots, acquire finished lots and/or build homes on such lots; and

(vii)	discounted cash flows secured by assessments levied on real property.

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

The following table illustrates the percentage of our mortgage portfolio dedicated to each mortgage loan category as of March 31, 2012 and December 31, 2011:

Mortgage Category:	March 31, 2012	December 31, 2011
First lien secured interim mortgages 12 months or less and residential mortgages and contracts for deed	21%	21%
Secured interim mortgages and line of credit to UMTHLC	7%	7%
Land development loans	68%	68%
Finished lot loans	2%	2%
Construction loans	2%	2%

The following table summarizes mortgage loans by type and original loan amount held by United Mortgage Trust at March 31, 2012.

Description	No. of Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face amount of Mortgage (1)	Carrying amount of Mortgage (2)	Past Due Amounts (3)
Single family residential 1st mortgages and interim loans (5):
Original balance > $100,000	8	10% - 11%	11/24/11– 5/1/38	n/a	n/a	$899,185	$847,687	$1,902
Original balance $50,000 - $99,999	117	8.5% -12.75%	8/30/11 – 3/1/39	n/a	n/a	3,387,628	3,193,614	29,664
Original balance $20,000 - $49,999	182	9% - 14.5%	3/1/11 – 5/19/36	n/a	n/a	1,601,339	1,509,627	19,006
Original balance under $20,000	6	9% - 14.5%	12/1/10 – 9/1/31	n/a	n/a	47,640	44,911	330

First Lien secured interim mortgages
Ready America Funding (4)	10	14%	n/a	n/a	n/a	16,298,374	16,298,374	-

Secured, subordinate LOC to UMTH Lending Co., L.P. (4), (5)	14	12.5% - 13.5%	n/a	n/a	n/a	7,720,862	7,720,862	-

Land Development Loans
UDF III Economic Interest Participation	2	14%	12/31/2012	n/a	n/a	71,366,686	71,366,686	-
Construction Loans	5	13%	4/7/2012- 06/10/2014	n/a	n/a	3,748,682	3,748,682	-
Totals	344					$105,070,396	$104,730,443	$50,902

(1)	Current book value of loans.
(2)	Net of allowance for loan losses on mortgage loans of $339,953 at March 31, 2012.
(3)	Principal amounts greater than thirty (30) days past due.
(4)	Lines of credit with Ready America Funding and UMTH Lending Co., L.P. are collateralized by 10 and 14 loans, respectively. Principal amounts due upon disposition of assets.
(5)	The Company has a first lien collateral position in these loans funded by the originator. The advances to the originator do not have specific maturity dates.

Below is a reconciliation and walk forward of mortgage loans, net of allowance for loan losses, for the three months ended March 31, 2012.

Balance at beginning of period	$105,507,743
Additions during period:
Increase in mortgage loans	-
Deductions during period:
Collections of principal, net	(460,683)
Other decreases, net	(235,562)
Foreclosures	(81,589)
Other (net change in allowance for loan loss)	534
Balance at close of period	$104,730,443

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

We believe that the housing market reached a bottom in its four-year decline and has begun to recover. This recovery likely will continue to be regional in its early stages, led by those housing markets with balanced supply, affordable and stable home prices, lower levels of foreclosures, strong economies, and strong demand fundamentals. Nationally, we expect the recovery will continue to experience headwinds from weak demand fundamentals, specifically consumer confidence and employment, as well as from the limited availability of bank financing, and a persisting oversupply of home inventory and higher levels of foreclosures in the regions most affected by the housing bubble. The national consumer confidence index, which fell to record lows during the economic downturn, has recovered somewhat, but remains closer to levels historically associated with recession than to normalized conditions. Unemployment remains elevated and access to conventional real estate and commercial financing remains challenging across most of the country. These factors pose obstacles to a robust recovery on a national scale, which, we believe, is contingent upon the reengagement of the consumer and the return of final demand. However, we expect the recovery will be stronger in markets such as Texas, where consumer confidence averaged more than 19 points higher than the national index from March 2011 to March 2012; where the job growth rate over the past 12 months was approximately 80 basis points higher than the national rate; and where approximately 15.7% of all single-family homebuilding permits in the country were issued in 2011. Further, according to the Bureau of Labor Statistics, nearly 20% of the total net new jobs created in the United States since the official end of the national recession were created in Texas (from June 2009 to March 2012). Currently, the majority of our portfolio relates to property located in the state of Texas, and we intend to invest in markets that demonstrate similarly sound economic and demand fundamentals – fundamentals that we believe will be the drivers of the recovery – and balanced supplies of homes and finished lots. We believe the fact that new single-family home permits, starts, and sales have all risen from their respective lows reflects a continued return of real demand for new homes. However, we anticipate the former bubble market states – principally California, Arizona, Nevada and Florida – will be slower to recover, as those markets have seen overbuilding and extensive price correction and are experiencing weakened economies and continued foreclosures.

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

Nationally, new home sales rose slightly during the first quarter of 2012 from the pace of sales in the fourth quarter of 2011, though levels remain near historical lows. However, national fundamentals that drive home sales continue to improve in most markets and home affordability remains near record-highs, so we expect the pace of home sales will continue to increase over 2012. The U.S. Census Bureau reports that the sales of new single-family residential homes in March 2012 were at a seasonally adjusted annual rate of 328,000 units. While this number is down approximately 3.8% from the December 2011 figure of 341,000, it is up approximately 7.5% year-over-year from the March 2011 estimate of 305,000.

Nationally, new single-family home inventory continued to improve in the first quarter of 2012 as it has done consistently since the second quarter of 2007. Through much of the downturn, homebuilders reduced their starts and focused on selling their existing new home inventory. The number of new homes for sale fell by approximately 34,000 units from March 2011 to March 2012 and by 8,000 units in the first quarter 2012. We believe that, with such reductions, the new home market has been restored to equilibrium in most markets, even at low levels of demand. The seasonally adjusted estimate of new homes for sale at the end of March 2012 was 144,000 – a slightly short supply of 5.3 months at the March 2012 sales rate and the lowest number of homes available for sale since the U.S. Census Bureau began keeping records of this statistic in 1963. We believe that what is necessary now to regain prosperity in housing markets is the return of healthy levels of demand.

According to the U.S. Census Bureau, new single-family residential home permits and starts fell nationally from 2006 through early 2009, as a result and in anticipation of an elevated supply of and decreased demand for new single-family residential homes in that period. Since bottoming in early 2009, however, single-family permits and starts have improved significantly. Single-family homes authorized by building permits in March 2012 were at a seasonally adjusted annual rate of 462,000 units. This was an increase year-over-year of approximately 17.9% from the rate of 392,000 in March 2011, and is approximately 37.1% higher than the low of 337,000 set in January 2009. Single-family home starts for March 2012 stood at a seasonally adjusted annual rate of 462,000 units. This pace is up approximately 10.5% from the March 2011 estimate of 418,000 units. Further, the March 2012 pace of home starts is 30.9% higher than the low of 353,000 set in March 2009. Such increases suggest to us that new home inventories are generally in balance and the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident at the bottom of the new homebuilding cycle.

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

While housing woes have beleaguered the national economy, Texas housing markets have held up as some of the healthiest in the country. Furthermore, Texas is the largest homebuilding market in the country based on the U.S. Census Bureau’s measurements of housing permits and starts. We have concentrated our initial investment portfolio in Texas as we believe Texas markets, though weakened from their highs in 2007, have remained fairly healthy due to strong demographics, economies and job growth, balanced housing inventories, stable home prices and high housing affordability ratios. Texas did not experience the dramatic price appreciation (and subsequent depreciation) that states such as California, Florida, Arizona, and Nevada experienced. The following graph, created with data from the fourth quarter 2011 FHFA Purchase Price Only Index, illustrates the rises and declines in home prices nationally, as well as in California, Florida, Arizona, and Nevada over the past few years. Price declines have begun to moderate in those states in recent quarters, though. Further, the graph illustrates how Texas has maintained relative home price stability throughout the downturn. The Standard (Purchase-Only) Home Price Index indicates that Texas had a home price appreciation of 1.49% between the fourth quarter of 2010 and the fourth quarter of 2011. Texas’ home prices continue to demonstrate more stability than the national average of -2.43%. Further, the index also reports that over the past five years, Texas home prices have appreciated 3.46% compared to a national depreciation of -19.16% over the same time period.

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

Median new home prices in the four major Texas markets have begun to rise. According to numbers publicly released by Metrostudy, a leading provider of primary and secondary market information, the median new home prices for the first quarter of 2012 in the metropolitan areas of Austin, Houston, Dallas-Fort Worth, and San Antonio are $223,501, $214,145, $230,961 and $189,648, respectively.

Using the Department of Housing and Urban Development’s estimated 2012 median family income for the respective metropolitan areas of Austin, Houston, Dallas and San Antonio, the median income earner in those areas has 1.51 times, 1.39 times, 1.35 times, and 1.43 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area. These numbers illustrate the affordability of Texas homes, as each of these markets has higher affordability than the national average. Our measurement of housing affordability, as referenced above, is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, based on the average interest rate over the fourth quarter of 2011 and assuming an annual mortgage insurance premium of 70 basis points for private mortgage insurance, plus a cost that includes estimated property taxes and insurance for the home. Using the Department of Housing and Urban Development’s 2012 income data to project an estimated median income for the United States of $65,000 and the March 2012 national median sales prices of new homes sold of $234,500, we conclude that the national median income earner has 1.23 times the income required to qualify for a mortgage loan to purchase the median-priced new home in the United States. This estimation reflects the increase in home affordability in housing markets outside of Texas over the past 60 months, as new home prices in housing markets outside of Texas generally have fallen. Recently, however, such price declines have begun to stabilize. We believe that such price stabilization indicates that new home affordability has been restored to the national housing market.

Since the national recession’s official end, Texas employment markets have experienced strong job growth. According to the United States Department of Labor, Texas added approximately 245,700 jobs in the 12 months ended March 2012, which was the largest year-over-year increase of any state in the country. Texas’ employment levels have now exceeded pre-recession levels by more than 100,000 jobs. Furthermore, Texas added an even greater amount of jobs in the private sector (291,900) over the past 12 months, which was the largest private sector job increase of any state over the past 12 months and is a growth rate of 3.4%. Since the national recession’s end in June 2009, Texas has added 460,300 net new jobs, which is nearly 20% of all net jobs added nationwide over that 33 month period. Further, Texas has added approximately 1.3 million new jobs over the past 10 years, approximately 1,141,400 in the private sector, comparing well to national employment growth that added approximately 2.4 million total jobs over that ten-year period and just 1.8 million private sector jobs in those ten years. From March 2011 to March 2012, Austin added 19,200 jobs year-over-year. Dallas-Fort Worth added 72,900 jobs over that same time period, which was the third greatest job gain of any city in the country over the past 12 months, just behind Houston, which enjoyed the second greatest job gain of any city in the country in that time. Houston added 85,100 jobs over that period and San Antonio added 12,700 jobs in that time.

Texas’ unemployment rate fell year-over-year to 7.0% in March 2012 from 8.0% in March 2011. The decrease in the state unemployment rate occurred in spite of significant growth in Texas’ labor force. Texas has added approximately 115,903 workers to its labor force over the past 12 months, which stands at an all-time high. The growth in Texas’ labor force stands in contrast with the national labor force, which has fallen by approximately 168,000 workers, as of March 2012, from its peak in October 2008. The national unemployment rate fell year-over-year from March 2011 (8.9%) to March 2012 (8.2%). In addition, all four major Texas labor markets have unemployment rates below the national unemployment rate.

We believe that Texas cities will continue to be among the first in the country to recover based on employment figures, consumer confidence, gross metropolitan product, and new home demand. According to the Texas Workforce Commission, Texas tends to enter into recessions after the national economy has entered a recession and usually leads among states in the economic recovery. The National Bureau of Economic Research has concluded that the U.S. economy entered into a recession in December 2007, ending an economic expansion that began in November 2001. We believe, based on transitions in the Texas Leading Index as prepared by the Federal Reserve Bank of Dallas, that Texas entered into recession in late Fall 2008, trailing the national recession by nearly a year and emerged from the recession in the late spring of 2009. We believe the Texas economy is now leading the national economic recovery. The Texas Leading Index, which is produced monthly by the Federal Reserve Bank of Dallas and combines eight measures that tend to anticipate changes in the Texas business cycle by approximately three to nine months, has risen significantly since reaching a low of 100.5 in March 2009 and, as of February 2012, was 122.8, which is the second highest reading of any month from 2009 to date.

Further, we believe Texas consumers are beginning to return to their normal consumption habits. The aggregate value of state sales tax receipts in Texas increased 14.8% year-over-year in February 2012 from February 2011 – the 23rd consecutive month in which Texas has experienced year-over-year improvement in sales tax receipts.

The U.S. Census Bureau reported in its 2011 Estimate of Population Change for the period from July 1, 2010 to July 1, 2011 that Texas led the country in population growth during that period. The estimate concluded that Texas’ population grew by 421,215 people, or 2%, a number that was 1.19 times greater than the next closest state in terms of raw population growth, California, and nearly twice as great as the second closest state in terms of raw population growth, North Carolina. Over the last decade, July 1, 2000 to July 1, 2010, Texas grew by nearly 4.3 million residents, averaging nearly 427,000 new residents per year. This population growth was 1.17 times greater in terms of raw population growth than the next closest state, California, and 2.63 times greater than the second closest state, Florida. The U.S. Census Bureau also reported that among the 100 largest counties in the country, six of the top 20 counties for raw population growth between July 1, 2010 and July 1, 2011, were in Texas: Harris (Houston), Tarrant (Fort Worth), Bexar (San Antonio), Collin (North Dallas), Dallas (Dallas) and Travis (Austin). In April 2011, the U.S. Census Bureau reported that Texas’ four major metro areas – Austin, Houston, San Antonio, and Dallas-Fort Worth – were among the top 15 in the nation for population growth from 2010 to 2011. Dallas-Fort Worth-Arlington led the nation in numerical population growth with a combined estimated population increase of 126,037. Houston-Sugarland-Baytown was second in the nation with a population increase of 110,068 from July 1, 2010 to July 1, 2011. Austin-Round Rock had an estimated population growth of 55,272 and San Antonio had an estimated population growth of 40,036 over the same period. The percentage increase in population for each of these major Texas cities ranged from 1.8% to 3.2%.

The national foreclosure tracking service, RealtyTrac, estimates that the Texas foreclosure rate continues to be significantly healthier than the national average. We do not expect the four major Texas housing markets to be materially adversely affected by foreclosures and anticipate that home foreclosures will continue to be mostly concentrated in the bubble market states of California, Florida, Arizona and Nevada. The mortgage analytic company, CoreLogic, reports that, through the fourth quarter of 2011, approximately 44.3% of all homes with negative equity were located in one of those four states compared to approximately just 3.1% of all the negative equity homes in the country that were located in the state of Texas. Homebuilding and residential construction employment will likely remain generally weak in 2012, but we believe that Texas will continue to outperform the national standards. We believe that Texas’ housing sector is healthier, the cost of living and doing business is lower, and its economy is more dynamic and diverse than the national average.

In contrast to the conditions of many homebuilding markets in the country, new home sales are greater than new home starts in Texas markets, indicating that homebuilders in Texas continue to focus on preserving a balance between new home demand and new home supply. We believe that homebuilders and developers in Texas have remained disciplined on new home construction and project development. New home starts are outpaced by new home sales in all four major Texas markets where such data is available: Austin, Dallas-Fort Worth, Houston and San Antonio. Inventories of finished new homes and total new housing (finished vacant, under construction, and model homes) remain at generally healthy and balanced levels in all of these major Texas markets. Each major Texas market experienced a rise in the number of months of finished lot inventories as homebuilders began reducing the number of new home starts in 2008, causing each major Texas market to reach elevated levels. However, the number of finished lots available in each market has fallen significantly even though the months’ supply remains generally elevated. Furthermore, finished lot shortages are beginning to emerge in many desirable submarkets in the major Texas markets. This is a trend that we expect to continue as the lack of commercial financing for development has constrained finished lot development over the past four years even as new home demand and sales continue. We believe that such demand and sales will increase and these finished lot shortages will become more pronounced in coming quarters. As of March 2012, Houston has an estimated inventory of finished lots of approximately 30.4 months, Austin has an estimated inventory of finished lots of approximately 32.7 months, San Antonio has an estimated inventory of finished lots of approximately 31.8 months and Dallas-Fort Worth has an estimated inventory of finished lots of approximately 48.4 months. A 24-28 month supply is considered equilibrium for finished lot supplies.

As stated previously, the elevation in months’ supply of finished lot inventory in Texas markets owes itself principally to the decrease in the pace of annual starts rather than an increase in the raw number of developed lots, and as the homebuilders increase their pace of home starts, we expect to see the months’ supply of lot inventory continue to improve. Indeed, the raw number of finished lots available in each Texas market has been significantly reduced from their peaks. Since peaking in the first quarter of 2008, Houston’s finished lot supply is down 32.8% from 73,047 to 49,063 in the first quarter of 2012. San Antonio’s finished lot inventory has fallen 33.3% to 18,636 since peaking at 27,937 in the second quarter of 2008. Austin’s finished lot inventory peaked in the first quarter of 2009 at 27,176, and is down 31.9% to 18,498. The finished lot inventory for Dallas-Fort Worth peaked in the first quarter of 2008 at 91,787 lots and has fallen 37.0% to 57,782 lots. Such inventory reduction continued in the first quarter of 2012 in all four of these markets as the number of finished lots dropped by more than 900 in Austin, more than 1,600 in Dallas-Fort Worth, more than 1,700 in Houston, and more than 400 in San Antonio. Annual starts in each of the Austin, San Antonio, Houston and Dallas-Fort Worth markets are outpacing lot deliveries, and we expect to see increased finished lot sales through 2012 as homebuilders replenish their inventory.

Although Texas markets continue to be some of the strongest homebuilding markets in the country, the pace of homebuilding in Texas has slowed over the past four years as a result of the national economic downturn and reduced availability of construction financing. According to the Federal Deposit Insurance Corporation, banks in the Dallas region1 reduced their construction and development loans by 4.5% from the third quarter of 2011 to the fourth quarter of 2011 – the 15th straight quarterly decline in the region’s construction and development outstanding loan portfolio. While the decline in housing starts has caused the month supply of vacant lot inventory to become elevated from its previously balanced position, it has also preserved a balance in housing inventory. Annual new home sales in Austin outpace starts 6,995 versus 6,779, with annual new home sales rising slightly year-over-year by approximately 0.2%. Finished housing inventory stands at an elevated level of 3.3 months, while total new housing inventory (finished vacant, under construction and model homes) fell to a slightly elevated supply of 6.8 months. The generally accepted equilibrium levels for finished housing inventory and total new housing inventory are a 2.0-to-2.5 month supply and a 6.0-to-6.5 month supply, respectively. San Antonio is a healthy homebuilding market. Annual new home starts in San Antonio run slightly ahead of sales 7,033 versus 6,959, with annual new home sales declining year-over-year by approximately 9.8%. Finished housing inventory rose to a healthy 2.5 month supply. Total new housing inventory rose to a healthy 6.4 month supply. Houston, too, is a healthy homebuilding market. Annual new home sales there outpace starts 19,529 versus 19,361, with annual new home sales declining year-over-year by approximately 0.2%. Finished housing inventory fell to a healthy 2.5 month supply while total new housing inventory fell to a healthy 6.2 month supply, respectively. Dallas-Fort Worth is a relatively healthy homebuilding market as well. Annual new home sales in Dallas-Fort Worth outpace starts 14,741 versus 14,337, with annual new home sales declining year-over-year by approximately 11.4%. Finished housing inventory fell to a generally healthy 2.6 month supply, while total new housing inventory fell to a slightly elevated 6.7 month supply. All numbers are as released by Metrostudy, leading provider of primary and secondary market information.

The Real Estate Center at Texas A&M University has reported that existing housing inventory levels are healthy and, in most instances, supply is constrained. Through March 2012, the number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth, Lubbock, and San Antonio was 4.5 months, 5.7 months, 4.8 months, 5.1 months, 6.5 months, and 6.8 months, respectively. Like new home inventory, a 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market. Through March 2012, the number of existing homes sold to date in (a) Austin was 4,609, up 15% year-over-year; (b) San Antonio was 3,968, up 7% year-over-year; (c) Houston was 12,936, up 9% year-over-year, (d) Dallas was 9,582, up 16% year-over-year, (e) Fort Worth was 1,867, up 19% year-over-year, and (f) Lubbock was 617, up 27% year-over-year.

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

Results of Operations

The three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Revenues

Revenues for the three months ended March 31, 2012, were approximately $1,175,000 compared to approximately $1,357,000 for the comparable period in the prior year. This decrease of approximately $182,000 was due to decreases of approximately $104,000 of affiliate interest income and $78,000 of non-affiliate interest income. The decrease of approximately $104,000 of affiliate interest income was driven primarily by lower balances of affiliate interim mortgage loans which reduced interim loan income approximately $127,000. This was partially offset by an increase of $23,000 earned on the UDF LOC. The decrease of approximately $78,000 of non-affiliate interest income was driven by lower balances of residential mortgage loans outstanding, which reduced income approximately $64,000, and lower balances of construction and lot banking loans outstanding, which reduced income approximately $14,000 during the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011. Revenues from interim loans accounted for approximately 22% of revenues for the three months ended March 31, 2012 compared to 39% in the same period in the prior year. The decline in our interim portfolio was a function of our intention to cease the origination of and reduce our investment in interim construction loans secured by modular and manufactured homes and related lots.

During the three months ended March 31, 2012 and 2011, approximately 28% and 24%, respectively, of our revenues were derived from lines of credit and lot banking transactions, (these secured loans for the acquisition and development of single-family home lots are referred to as “land development loans” and “lot banking transactions”). At March 31, 2012, our investment in the lines of credit to our affiliate, UDF, through the Economic Interest Agreement, and lot banking transactions, was approximately $71 million. We anticipate our investment in construction loans will increase during the remainder of 2011, facilitated by the Company’s line of credit and continued emphasis on this type of investment activity.

Expenses

Operating expenses for the three months ended March 31, 2012 and March 31, 2011, were approximately $925,000 and $782,000, respectively. The increase from the prior year is due primarily to higher interest expenses as a direct result from the new lines of credit and higher general and administrative expenses. Other fluctuations in operating expense line items are discussed below for the three month periods ended March 31, 2012 and 2011:

Trust administration fees – The Company recorded approximately $250,000 in Trust administration fees for each of the three month periods ended March 31, 2012 and 2011. The fee is a fixed amount each month as predetermined by the Company’s qualifying assets under management during these periods not to exceed $1 million per year.

General and administrative expenses - $301,000 and $227,000 (a 33% increase) between the comparable three month periods ended March 31, 2012 and 2011, respectively. The increase was primarily due to higher legal fees, REO expenses and accounting fees.

Provision for loan losses - The Company recorded a provision for loan losses for each of the three months ended March 31, 2012 and 2011 of approximately $180,000. The Company realized actual loan losses of approximately $178,000 and $229,000 during the comparable three-month periods of 2012 and 2011, respectively. Loss reserves are estimates of future losses based on historical default rates, estimated losses on the sale of real estate owned and expectations of future economic conditions and activity. The Company continually re-evaluates collateral value on specific loans deemed to be affected by current mortgage and housing environments and intends to establish reserves for any expected deficiencies that are not otherwise secured. From inception through March 31, 2012, we have acquired approximately $900 million of loans. We have recorded losses approximating 2.31% of those assets to date. We anticipate loan losses to continue, primarily in our long-term and un-affiliated residential loan portfolio, and therefore continue to assess the adequacy of our loan loss reserves.

Net income was approximately $251,000 and $575,000 for the three months ended March 31, 2012 and 2011, respectively. Specific variances are explained in more detail above. Earnings per share of beneficial interest for the three months ended March 31, 2012 and 2011 were $0.04 and $0.09 per share, respectively.

Distributions

Our dividend rate is fixed quarterly by our trustees, based on earnings projections. As such, the dividend rate may fluctuate up or down. Earnings are affected by various factors including use of leverage, current yield on investments, loan losses, general and administrative operating expenses and amount of non-income producing assets. Distributions, per weighted average share of beneficial interest, to shareholders were $0.14 and $0.14 per share for the three months ended March 31, 2012 and 2011, respectively. The dividend portion of the distribution was $0.03 for the three months ended March 31, 2012. The portion of these distributions that did not represent a dividend represented a return of capital.

LIQUIDITY AND CAPITAL RESOURCES FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

Sources and Uses of Funds

Cash flows from operating activities are generally the result of net income adjusted for provision for loan losses, depreciation and amortization expense and (increases) decreases in accrued interest receivable and accounts payable and accrued liabilities (including affiliates). Cash provided by operations was approximately $13,000 and $296,000 during the three months ended years ended March 31, 2012 and 2011, respectively.

Cash flows provided by investing activities generally reflect fundings and payments received from lending activities. Cash provided by investing activities was approximately $528,000 and $1,293,000 during the three months ended March 31, 2012 and 2011, respectively, primarily from receipts from lines of credit receivable non-affiliates and proceeds from real estate owned.

Cash flows from financing activities generally reflect proceeds from the issuance of shares, borrowings or repayments on the lines of credit, the purchase of treasury stock and the payment of dividends. The Company provided cash from financing activities of approximately $484,000 during the three months ended March 31, 2012 and the Company used approximately $861,000 of cash in financing activities during the three months ended March 31, 2011. The primary sources are the proceeds from shares of beneficial interest and proceeds from notes payable. The primary uses are the purchase of treasury stock and the payment of dividends. The increase in cash provided by financing activities during the three months ended March 31, 2012, compared to the prior period was primarily due to additional borrowings from notes payable.

Credit Facilities

During August 2009, the Company entered into a revolving line of credit facility with a bank for $5,000,000. The line of credit bears interest at prime plus one percent, with a floor of 5.50% and requires monthly interest payments. Principal and all unpaid interest will be due at maturity, which is August 2012. The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit. The outstanding balance on this line of credit was approximately $4,775,000 and $4,143,000 at March 31, 2012 and December 31, 2011, respectively.

In March, 2010, the Company sold two residential mortgage loans, with full recourse, to unaffiliated investors for approximately $169,000. These sales were accounted for as recourse borrowings. The notes require monthly principal and interest payments at a rate of 9.5% amortized over 30 years with all unpaid principal and interest due at maturity. One loan had a balance of approximately $70,000 at March 31, 2012 and December 31, 2011 and matures on May 1, 2015. The other loan had a balance of approximately $97,000 on March 31, 2012 and December 31, 2011, and matures on November 23, 2013. The total outstanding balance on these notes was approximately $167,000 at March 31, 2012 and December 31, 2011.

On April 21, 2010, the Company entered into a term line of credit facility with a bank for $1,600,000. The loan bears interest at prime plus one percent, with a floor of 7.0%, and requires monthly interest payments. Principal and all unpaid interest was due at maturity which was October 21, 2011. In December 2011, the term loan credit facility was extended through December 19, 2012, and the interest rate was reduced from 7.0% to 5.5%. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at March 31, 2012 and December 31, 2011 was approximately $1,107,000.

On January 27, 2011, United Mortgage Trust initiated a private offering of Secured Subordinated Notes (“Notes,” to accredited investors “Note Holders”). The Notes are being offered through a wholly owned subsidiary, UMT Home Finance II, L.P. (“HF II”). HF II is a Delaware limited partnership that was formed on November 29, 2010 as a Special Purpose Entity, for the purpose of originating and holding loans made to fund the acquisition of finished lots and the construction of single-family homes on the subject lots (“Loans”). HF II will issue up to $5 million in 7.5% Notes. The Notes will be secured by an undivided security interest on the pool of loans owned by HF II. The offering of the Notes is not registered under the Securities Act, in reliance upon the exemption from registration for non-public offerings provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933. As of March 31, 2012, approximately $1,375,000 was outstanding, and as of December 31, 2011, approximately $300,000 was outstanding, respectively. Approximately $1,000,000, $75,000, $100,000, $150,000 and $50,000, matures on, August 1, 2012, September 1, 2012, March 1, 2016, April 1, 2016 and April 1, 2017, respectively.

On May 27, 2011, the Company entered into a term line of credit facility with a bank for $4,300,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is May 27, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at March 31, 2012 and December 31, 2011 was approximately $1,919,000 and $2,253,000, respectively.

On August 1, 2011, the Company entered into a term line of credit facility with a bank for $250,000. The loan bears interest at prime plus one percent, with a floor of 4.75%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is August 1, 2012. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at March 31, 2012 and December 31, 2011 was approximately $190,000 and $104,000, respectively.

On October 26, 2011, the Company entered into a term line of credit facility with a bank for $5,000,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is October 26, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at March 31, 2012 and December 31, 2011 was approximately $72,000 and $181,000. The Company was in compliance with all of its debt covenants as of March 31, 2012.

Our primary sources of funds for liquidity consist of our dividend reinvestment plan, repayments of principal on our loans made to purchase mortgage investments, and bank lines of credit. The table below summarizes certain liquidity sources and uses for the three-month periods ended March 31, 2012 and March 31, 2011:

	2012	2011
Shares issued	5,969	6,621
Dividend reinvestment proceeds	$128,000	$104,000
Number of shares returned to treasury	3,932	2,574
Value of shares repurchased	$(61,000)	$(41,000)
Principal receipts:
First lien mortgage notes and trust receivables	$103,000	$157,000
Real estate owned	$246,000	$(267,000)
Interim loans	-	$338,000
Interim loans, affiliates	$27,000	$1,151,000
Lines of credit	$384,000	$1,322,000
Lines of credit, affiliates	$(111,000)	$(212,000)
Net borrowings – line of credit payable	$275,000	$(189,000)
Net borrowings from notes payable	$1,075,000	-

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

Shares issued in the aggregate, as of March 31, 2012 and 2011, were 8,330,725 and 8,306,387, respectively. Shares retired to treasury through our share redemption plan in the aggregate were 1,891,268 and 1,875,777 through March 31, 2012 and 2011, respectively. Total shares outstanding were 6,439,457 and 6,430,610, at March 31, 2012 and 2011, respectively. As of March 31, 2012, inception to date gross offering proceeds from all public offerings were approximately $166,029,000 and net proceeds after fees, marketing reallowance and commissions were approximately $147,301,000.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with GAAP. The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accrual of interest income, loan loss reserves and valuation of foreclosed properties. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Significant accounting policies are described in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, consisting of the individual who serves as our President, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2012. Based on such evaluation, management has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the first fiscal quarter of 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There is currently no established public trading market for our shares. As an alternative means of providing limited liquidity for our shareholders, we maintain a Share Redemption Plan, (“SRP”).  Under the terms of our plan as modified and effective on May 1, 2009, shareholders who have held their shares for at least one year are eligible to request that we repurchase their shares. In any consecutive 12 month period we may not repurchase more than 5% of the outstanding shares at the beginning of the 12 month period. The repurchase price is based on the “Net Asset Value” (NAV) as of the end of the month prior to the month in which the redemption is made. The NAV will be established by our Board of Trustees no less frequently than each calendar quarter. For reference, at March 31, 2012 and December 31, 2011, the NAV was $15.29 and $15.39 per share, respectively. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that the request is made within 270 days after of the event giving rise to such exigent circumstances. Previously, there was no hardship exemption. Shares will be redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter will be carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Previously, shares were redeemed monthly. Repurchases are subject to cash availability and Trustee discretion. Previously, the SRP provided that repurchases were subject to the availability of cash from the DRIP or the Company’s credit line. We have also purchased a limited number of shares outside of our SRP from shareholders with special hardship considerations.

The Company complies with Distinguishing Liabilities from Equity topic of FASB Accounting Standards Codification, which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value. We believe that shares tendered for redemption by the shareholder under the Company’s share redemption program do not represent a mandatory obligation until such redemptions are approved at the discretion of our board of trustees. At such time, we will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. As of March 31, 2012 we had approximately $21,000 of approved redemption requests included in our liabilities.

Share repurchases have been at prices between NAV, which is calculated and adjusted as necessary on a quarterly basis, and $20 per share. Shares repurchased at the lower price were 1) shares held by shareholders for less than 12 months or 2) shares purchased outside of our SRP. Our stated NAV at March 31, 2012 and December 31, 2011 was $15.29 and $15.39 per share, respectively.

The following table sets forth information relating to shares of beneficial interest repurchased into treasury during the period covered by this report.

Month	Total number of shares repurchased	Average Purchase Price	Total number of shares purchased as part of a publicly announced plan	Total number of shares purchased outside of plan
January	302	$15.50	302	-
February	2,298	$15.50	2,298	-
March	1,332	$15.50	1,332	-
Totals	3,932	$15.50	3,932	-

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)	There has been no material default with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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
10.1

Second Amended and Restated Subordination and Intercreditor Agreement entered into as of June 21, 2010, by and between the Company, UDF and a private investor (filed as Exhibit 10.1 to Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference)

10.2

Amended and Restated Variable Amount Promissory Note between the Company and UMTH Lending Company, L.P. dated July 1, 2010 (filed as Exhibit 10.2 t o Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference)

34

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

UNITED MORTGAGE TRUST

Date: May 15, 2012	By	/s/ Stuart Ducote
President

36