Form 10-Q
period 2012-06-30
UNITED MORTGAGE TRUST
filed 2012-08-14
CIK 101390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the Registrant’s shares of beneficial interest, par value $0.01 per share, as of the close of business on August 14, 2012 was 6,438,398.

UNITED MORTGAGE TRUST

INDEX

PART I - FINANCIAL INFORMATION

UNITED MORTGAGE TRUST

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Cash and cash equivalents	$485,665	$363,561

Mortgage investments:
Investment in trust receivable	962,995	1,098,797
Investment in residential mortgages	4,858,080	4,904,537
Interim mortgages, affiliates	16,292,877	17,319,590
Interim mortgages	35,886	35,886
Allowance for loan losses	(339,901)	(340,487)
Total mortgage investments	21,809,937	23,018,323

Line of credit receivable, affiliates	78,676,051	78,356,781
Line of credit receivable	5,049,006	4,132,639
Accrued interest receivable	1,459,961	1,433,610
Accrued interest receivable, affiliates	14,742,896	9,032,145
Reserves – accrued interest receivable	(2,722,006)	(2,418,413)
Recourse obligations, affiliates	18,480,608	18,361,710
Real estate owned, net	9,536,458	11,090,796
Deficiency notes	8,620,001	8,063,129
Deficiency note, affiliate	30,101,737	29,507,820
Allowance for loan losses – deficiency notes	(4,997,746)	(4,757,746)
Other assets	322,583	445,584
Total assets	$181,565,151	$176,629,939

Liabilities and Shareholders’ Equity
Liabilities:
Dividend payable	$310,000	$310,000
Lines of credit payable	7,738,152	6,680,333
Accounts payable and accrued liabilities	689,593	936,279
Accounts payable and accrued liabilities, affiliates	7,033,510	2,522,158
Participation payable, affiliate	65,503,661	65,503,661
Notes payable	2,245,919	1,574,521
Total liabilities	83,520,835	77,526,952

Commitments and contingencies

Shareholders' equity:
Shares of beneficial interest; $0.01 par value; 100,000,000 shares authorized; 8,336,340 and 8,324,756 shares issued in 2012 and 2011, respectively; and 6,439,778 and 6,437,420 outstanding in 2012 and 2011, respectively	83,347	83,227
Additional paid-in capital	147,386,578	147,151,952
Cumulative distributions in excess of earnings	(12,744,851)	(11,620,748)
	134,725,074	135,614,431
Less treasury stock of 1,896,562 and 1,887,336 shares in 2012 and 2011, respectively, at cost	(36,680,758)	(36,511,444)
Total shareholders' equity	98,044,316	99,102,987
Total liabilities and shareholders' equity	$181,565,151	$176,629,939

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Interest income –related party	$1,286,281	$993,320	$2,187,828	$1,998,862
Interest income	242,815	340,863	516,539	692,133
	1,529,096	1,334,183	2,704,367	2,690,995
Expenses:
Trust administration fee – related party	250,000	249,999	499,999	499,998
Loan servicing fee – related party	5,068	5,365	10,718	11,998
General and administrative – related party	19,494	19,771	38,498	43,107
General and administrative	317,220	424,638	598,731	628,327
Provision for loan losses	240,000	180,000	420,000	360,000
Interest expense – related parties	29,925	17,861	58,854	34,528
Interest expense	176,117	121,416	335,682	222,905
	1,037,824	1,019,050	1,962,482	1,800,863

Net income	$491,272	$315,133	$741,885	$890,132

Net income per share of beneficial interest	$0.08	$0.05	$0.12	$0.14

Weighted average shares outstanding	6,439,559	6,431,577	6,439,080	6,430,452

Distributions per weighted share outstanding	$0.14	$0.14	$0.29	$0.29

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2012	2011
Operating Activities
Net income	$741,885	$890,132
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	420,000	360,000
Depreciation and amortization	6,883	3,189
Changes in assets and liabilities:
Accrued interest receivable, net	94,078	(488,569)
Accrued interest receivable, affiliates, net	(1,114,722)	(964,026)
Other assets	116,118	10,248
Accounts payable and accrued liabilities	(246,686)	(60,723)
Accounts payable and accrued liabilities, affiliates	(61,341)	362,541
Net cash provided by (used in) operating activities	(43,785)	112,792

Investing Activities
Principal receipts on trust receivables	135,802	58,583
Investments in residential mortgages	-	(124,000)
Principal receipts on residential mortgages	46,457	202,210
Investment in interim mortgages and deficiency notes	-	(41,575)
Principal receipts on interim mortgages and deficiency notes	-	311,773
Investments in interim mortgages and deficiency note, affiliate	-	(2,129,184)
Principal receipts on interim mortgages and deficiency note, affiliate	702,080	610,554
Investments in recourse obligations, affiliates	-	(6,635)
Principal receipts from recourse obligations, affiliates	6,315	2,500
Principal investments in lines of credit receivable, affiliates, net	(319,270)	(482,763)
Principal receipts from (investments in) lines of credit receivable, net	(916,367)	985,712
Investments in real estate owned	(111,062)	(694,353)
Principal receipts from real estate owned	693,273	2,971,712
Net cash provided by investing activities	237,228	1,664,534

Financing Activities
Proceeds from issuance of shares of beneficial interest	234,746	200,068
Net borrowings on line of credit payable	1,057,819	1,603,900
Proceeds from notes payable	1,372,000	345,000
Principal payments on notes payable	(700,602)	(531)
Purchase of treasury stock	(169,314)	(94,242)
Dividends	(1,865,988)	(1,863,350)
Net cash provided by (used in) financing activities	(71,339)	190,845

Net increase in cash and cash equivalents	122,104	1,968,171
Cash and cash equivalents at beginning of period	363,561	7,325
Cash and cash equivalents at end of period	$485,665	$1,975,496

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	Six Months Ended June 30,
	2012	2011
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$265,474	$194,813

Non-Cash Financing and Investing Activity
Transfers of affiliate and non-affiliate loans to foreclosed properties or recourse obligations	$110,476	$110,457
(Increase) decrease participation accrued interest receivable , affiliates	$(4,572,693)	$(3,965,018)
Increase (decrease) participation accrued interest payable, affiliates	$4,572,693	$3,965,018
(Increase) decrease participation receivable , affiliates	$-	$(109,242)
Increase (decrease) participation payable, affiliates	$-	$109,242
(Increase) decrease accrued interest receivable, affiliates	$159,828	$6,937,187
(Increase) decrease interim mortgages & deficiency notes, affiliates	$(159,828)	$(6,937,187)
(Increase) decrease interim mortgages & deficiency notes, affiliates	$996,162	$4,630,041
(Increase) decrease interim mortgages & deficiency notes, affiliates	$(996,162)	$(4,630,041)
(Increase) decrease interim mortgages & deficiency notes, affiliates	$(234,669)	$-
Receipts from real estate owned	$234,669	$-
(Increase) decrease interim mortgages & deficiency notes	$(556,872)	$-
Receipts from real estate owned	$556,872	$-
(Increase) decrease recourse note, affiliates	$125,213	$-
Receipts from real estate owned	$(125,213)	$-

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

The Company has no employees. The Company pays a monthly trust administration fee to UMTH General Services, L.P. (“UMTHGS” or “Advisor”), a subsidiary of UMT Holdings, L.P. (“UMTH”), a Delaware real estate finance company and affiliate, for its services as our advisor. The Company’s offices are located in Grapevine, Texas.

2. Basis of Presentation

The consolidated financial statements include the accounts of the Company and wholly-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X adopted by the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2011, included in our Annual Report on Form 10-K filed with the SEC on March 30, 2012. Operating results for the six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. Certain prior period amounts have been reclassified to conform to current period presentation.

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

As of June 30, 2012, the Company had two deficiency notes with non-affiliates in the total amount of approximately $8,620,000. One note in the amount of approximately $1,725,000 bears interest at a rate of 14% per annum. The second note in the amount of approximately $6,895,000. The Company does not accrue interest on this note as the underlying collateral value approximates the note balance, net of reserves of approximately $4,998,000.

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

As of December 31, 2007, UMTH Lending Company, L.P. (“UMTHLC’) issued to the Company a variable amount promissory note in the amount of $5,100,000 to evidence its deficiency obligations to the Company.  The initial principal amount of the note was approximately $1,848,000. The principal balance will fluctuate from time to time based on the underlying loan activity and the amount of deficiencies realized by the affiliate.    The note is secured by a limited guaranty by UMTHGS, the Advisor, equal to a monthly amount not to exceed 33% of the advisory fee received by UMTHGS under the terms of its advisory agreement with the Company. The note requires monthly principal and interest payments based on a ten-year amortization for the outstanding principal balance. Effective January 2011, the deficiency note was modified and the interest rate was reduced from 10% to 6%. The principal balance as of June 30, 2012 and December 31, 2011, was approximately $30,102,000 and $29,508,000, respectively, resulting primarily from deficiencies associated with the sale of foreclosed properties securing interim loans.

4. Related Party Transactions

1) UMTH is a Delaware limited partnership which is in the real estate finance business. UMTH holds a 99.9% limited partnership interest in UMTHLC, which originates interim loans that the Company is assigned, UMTH Land Development, L.P., (“UMTH LD”), a Texas limited partnership which holds a 50% profit interest in United Development Funding, L.P., (“UDF”) a Nevada limited partnership that is affiliated with the Company’s Advisor, UMTHGS and acts as UDF's asset manager, and Prospect Service Corp. (“PSC”), which services the Company’s residential mortgages and contracts for deed and manages the Company’s real estate owned (“REO”). In addition, UMTH has a limited guarantee of the obligations of Capital Reserve Group (“CRG”), Ready America Funding Corp (“RAFC”), and South Central Mortgage, Incorporated (“SCMI”), a Texas corporation that sold mortgage investments to the Company, under the Secured Notes.  United Development Funding III, L.P., a Delaware limited partnership, (“UDF III”) which is managed by UMTH Land Development, L.P., has previously provided a limited guarantee of the line of credit extended by the Company to UDF and has purchased an economic participation in a revolving credit facility we have provided to UDF.

See Note 7 below for a discussion of credit arrangements with UDF.

2) UMTHLC is a Delaware limited partnership, and subsidiary of UMTH.  The Company has loaned money to UMTHLC so it can make loans to its borrowers. The loans are collaterally assigned to the Company, as security for the promissory note between UMTHLC and the Company. The unpaid principal balance of the loans at June 30, 2012 and December 31, 2011 was approximately $7,309,000 and $7,861,000 respectively.

On March 26, 2009, the Company executed a secured line of credit promissory note with UMTHLC in the amount of $8,000,000. The note bears interest at 12.50% per annum, had an original maturity date of March 26, 2012 and is secured by first lien mortgage interests in single family residential properties. Effective March 2012, the promissory note’s maturity date was extended to September 26, 2012. The outstanding balance on this line of credit at June 30, 2012 and December 31, 2011 was approximately $7,309,000 and $6,990,000, respectively, and is included in the balances noted in the paragraph above.

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

4) RAFC is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter. RAFC is in the business of financing interim loans for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors. The Company continues to directly fund obligations under one existing RAFC loan, which was collaterally assigned to the Company, but does not fund new originations. The unpaid principal balance of the loans at June 30, 2012 and December 31, 2011 was approximately $16,293,000 and $16,449,000 respectively.

5) Wonder Funding, LP (“Wonder”) is a Delaware limited partnership that is owned by RMC. RMC is beneficially owned by Craig Pettit, a partner of UMTH and the sole proprietor of two companies that own 50% of RAFC. Wonder is in the business of financing interim loans for the purchase of land and the construction of single family homes and the purchase and renovation of single family homes. The Company has ceased funding any new originations. As of June 30, 2012 and December 31, 2011, respectively, all remaining obligations owed by Wonder to the Company are included in the recourse obligations discussed below.

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

Name	Initial principal amount	Balance at June 30, 2012	Promissory Note principal amount (2)	Units pledged as security	Units remaining	Estimated Collateral Value (3)
CRG	$2,725,442	$4,529,625	$4,300,000	4,984 Class C and 2,710 Class D	2,625 Class C and 2,710 Class D	$5,674,000
RAFC	$3,243,369	$8,511,554	$7,100,000	11,228 Class C and 6,659 Class D	9,473 Class C and 6,659 Class D	$13,802,000
SCMI	$3,295,422	$3,480,792	$3,488,643	4,545 Class and 3,000 Class D	1,073 Class C and 3,000 Class D	$4,285,000
RAF / Wonder(1)	$1,348,464	$1,958,637	$1,400,000	1,657 Class C	1,615 Class C	$1,615,000
Wonder Indemnification (1)	n/a	n/a	n/a	$1,134,000	n/a	$822,000
Totals	$10,612,697	$18,480,608	$16,288,643			$26,198,000

(1)	Wonder is collateralized by an indemnification agreement from UMTH in the amount of $1,134,000, and is secured by the pledge of 3,870 C Units from RMC. 2,213 of the pledged C Units also cross-collateralize the RAFC obligation.

(2)	The CRG, RAFC and Wonder balances at June 30, 2012, exceeded the stated principal amount per their variable Secured Notes by approximately $230,000, $1,412,000 and $559,000, respectively. Per the terms of the Secured Notes, the unpaid principal balance may be greater or less than the initial principal amount of the note and is not considered an event of default. The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the Unpaid Principal Balance (“UPB”) than originally anticipated and outpaced the minimum principal reductions scheduled for the loans.

(3)	Estimated collateral value reflects pledge of C, D and EIA units of limited partnership interest of UMTH held by WLL, Ltd., RAFC and KLA, Ltd. UMTH D units represent equity interests in UMT Holdings, LP. Pledge of the UMTH D units entitles the beneficiary to a pro-rata share of UMTH partnership D unit cash distributions.

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

The Secured Notes have also been guaranteed by the following entities under the arrangements described below, all of which are dated effective December 31, 2005:

-	UMT Holdings. This guaranty is limited to a maximum of $10,582,336 of all amounts due under the Secured Notes. Application of payments received through June 30, 2012 have reduced the amount outstanding under the guaranty to approximately $30,102,000
-	WLL, Ltd., an affiliate of CRG. This guaranty is of all amounts due under Secured Note from CRG, is non-recourse and is secured by an assignment of 2,492 Class C Units and 1,355 Class D units of limited partnership interest of UMT Holdings held by WLL, Ltd.
-	RMC. This guaranty is non-recourse, is limited to 50% of all amounts due under the Secured Note from RAFC and is secured by an assignment of 3,870 Class C units of limited partnership interest of UMT Holdings.
-	Wonder. Wonder Funding obligations are evidenced by a note from RAFC (RAFC/Wonder Note) and are secured by a pledge of a certain Indemnification Agreement given by UMTH to RAFC and assigned to UMT in the amount of $1,134,000, which amount is included in the UMTH limited guarantee referenced above.
-	SCMC. This guaranty is limited to a maximum of $2,213,000 due under the Secured Note from RAFC and is secured by an assignment of 2,213 Class C units of limited partnership interest of UMT Holdings.
-	KLA, Ltd. KLA has given the following guaranties: (1) Guaranty of obligations of SCMI under the First Amended and Restated Secured Variable Amount Promissory Note to the Company dated as of October 1, 2007 with a then current principal balance of $3,472,073 and is secured by an assignment of 3,000 of Guarantor’s Class D units of partnership interest in UMT Holdings, L.P. (2) Guaranty of obligations of CRG under the First Amended and Restated Secured Variable Amount Promissory Note dated as of October 1, 2007 with a then current principal balance of $4,053,800 and is secured by a pledge of 1,355 of Guarantor’s Class D units of partnership interest in UMT Holdings, L.P.

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

These loans were reviewed by management and no reserves are deemed necessary at June 30, 2012.

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

The Option gives UDF III the right to convert its economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Loan and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while UDF III owns an economic interest in the UMT Loan.  If UDF III exercises its Option and acquires a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UDF III and UMT will participate in the control and management of the UMT Loan. At both June 30, 2012 and December 31, 2011, UDF III had funded approximately $71,367,000 to UDF under this agreement of which approximately $65,504,000 was outstanding under the Economic Interest Participation Agreement at both June 30, 2012 and December 31, 2011. UMT had funded approximately $5,863,000 to UDF under this agreement at both June 30, 2012 and December 31, 2011.

On June 21, 2010, UDF entered into a new promissory note agreement with a private investor, the proceeds from which were used to pay off an existing credit facility that UDF had with Textron Financial Corporation in full. Pursuant with this transaction, the Company entered into a second amendment to our subordination and intercreditor agreement which subordinates the UMT loan to the new loan from the private investor, reducing the amount subject to subordination from $30,000,000 to $15,000,000

8) Loans made to affiliates of the Advisor. Below is a table of the aggregate principal amount of mortgages funded during the quarters ended June 30, 2012 and 2011, respectively, to the companies affiliated with the Advisor, and named in the table and aggregate amount of draws made by UDF under the line of credit, during the two quarters indicated:

Affiliated Company	2012	2011
UMTHLC	$332,000	$621,000

9) As of August 1, 2006, (now subject to an Advisory Agreement effective January 1, 2009) the Company entered into an Advisory Agreement with UMTHGS. Under the terms of the agreement, UMTHGS is paid a monthly trust administration fee. The fee is calculated monthly depending on the Company’s annual distribution rate, ranging from 1/12th of 1% up to 1/12th of 2% of the amount of average invested assets per month.  During the six months ended June 30, 2012 and June 30, 2011, the expenses for the Company’s Advisor were $500,000, and $500,000, respectively, and actual payments made were approximately, $421,000 and $156,000, respectively. The Advisor and its affiliates are also entitled to reimbursement of costs of goods, materials and services obtained from unaffiliated third parties for the Company’s benefit, except for note servicing and for travel and expenses incurred in connection with efforts to acquire investments for the Company or to dispose of any of its investments. The Company paid the Advisor $19,000 and $38,000, as reimbursement for costs of $38,000, associated with providing shareholder relations activities during the six months ending June 30, 2012 and June 30, 2011, respectively.

The agreement also provides for a subordinated incentive fee equal to 25% of the amount by which the Company’s net income for a year exceeds a 10% per annum non-compounded cumulative return on its adjusted contributions. No incentive fee was paid during 2012 or 2011. In addition, for each year in which it receives a subordinated incentive fee, the Advisor will receive a 5-year option to purchase 10,000 Shares at a price of $20.00 per share (not to exceed 50,000 shares). As of June 30, 2012, the Advisor has not received options to purchase shares under this arrangement.

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

The Advisory Agreement also provides for the Company to pay to the Advisor, or an Affiliate of the Advisor, a debt placement fee.  The Company may engage the Advisor, or an Affiliate of the Advisor, to negotiate lines of credit on behalf of the Company.  UMT shall pay a negotiated fee, not to exceed 1% of the amount of the line of credit secured, upon successful placement of the line of credit. During six months ending June 30, 2012, and June 30, 2011, the Company paid debt placement fees of approximately $0, and $43,000 to an affiliate of the Advisor, while expensing approximately $15,000, and $10,000, respectively. These fees are amortized monthly, as an adjustment to interest expense, over the term of the credit facility agreements described in Note 6.

10) The Company pays loan servicing fees to PSC, a subsidiary of UMTH, under the terms of a Mortgage Servicing Agreement. The Company paid loan servicing fees of approximately $11,000, and $12,000, during the six months ending June 30, 2012 and June 30, 2011, respectively.

11) The Company pays “guarantee” credit enhancement fees to UDF III, affiliate of PSC and UDF, as specified under the terms of the UDF Guarantee agreement. In three months ending June 30, 2012 and June 30, 2011, the Company made payments in the amounts of $17,000 and $13,000, respectively. In the six months ending June 30, 2012 and June 30, 2011, the related credit enhancement expenses were approximately $43,000 and $25,000, respectively.

12) Affiliates UDF LOF, UDF IV and UDF X, are reimbursed for their degree of invested “participatory” interest in the Company’s construction loans, the degree of invested interest is not to exceed $2,000,000. The Company made payments of such participation interest, as a net amount against the construction loan interest, in six months ending June 30, 2012 and June 30, 2011, in the amounts of approximately $723,000 and $331,000, respectively.

13) The Company pays UMTH LD, administrative and origination fees, for the construction loans in which UDF affiliates take an invested interest in. The fees are withheld from construction draws funded to the borrower, and are in turn paid directly to UMTH LD. In the six months ending June 30, 2012 and June 30, 2011, payments were made for the above administrative and origination fees in the amounts of approximately $110,000 and $77,000, respectively.

The table below summarizes the approximate payments associated with related parties for the three months ended June 30, 2012 and 2011:

Related Party Payments:
		For Three Months Ended
Payee	Purpose	June 30, 2012		June 30, 2011
UMTHGS	Trust administration fees	$ 47,000	71%	$ 74,000	80%
UMTHGS	General & administrative - Shareholder Relations	19,000	29%	19,000	20%
UMTHGS	General & administrative –Misc.	-	0%	-	0%
		$ 66,000	100%	$ 93,000	100%

PSC	Loan Servicing Fee	$ 5,000	100%	$ 5,000	100%
PSC	General & Administrative – Misc.	-	0%	-	0%
		$ 5,000	100%	$ 5,000	100%

UMTH	Debt Placement Fees	-	-	43,000	100%

UDF III	Credit Enhancement Fees	16,000	100%	13,000	100%

UDF LOF	Participation Interest Paid	-	-	79,000	100%

UDF IV	Participation Interest Paid	270,000	100%	78,000	100%

UDF X	Participation Interest Paid	13,000	100%	13,000	100%

UMTH LD	Admin and Origination Fees Paid	4,000	100%	52,000	100%

The table below summarizes the approximate expenses associated with related parties for the three months ended June 30, 2012 and 2011:

Related Party Expenses:
		For Three Months Ended
Payee	Purpose	June 30, 2012		June 30, 2011
UMTHGS	Trust administration fees	$ 250,000	93%	$ 250,000	93%
UMTHGS	General & administrative - Shareholder Relations	19,000	7%	19,000	7%
UMTHGS	General & administrative –Misc.	1,000	0%	-	0%
		$ 270,000	100%	$ 269,000	100%

PSC	Loan Servicing Fee	$ 5,000	100%	$ 5,000	100%
PSC	General & Administrative – Misc.	-	0%	-	0%
		$ 5,000	100%	$ 5,000	100%

UMTH	Debt Placement Fees	8,000	100%	5,000	100%

UDF III	Credit Enhancement Fees	22,000	100%	13,000	100%

The table below summarizes the approximate payments associated with related parties for the six months ended June 30, 2012 and 2011:

Related Party Payments:
		For Six Months Ended
Payee	Purpose	June 30, 2012		June 30, 2011
UMTHGS	Trust administration fees	$ 421,000	96%	$ 156,000	80%
UMTHGS	General & administrative - Shareholder Relations	19,000	4%	38,000	19%
UMTHGS	General & administrative –Misc.	-	0%	2,000	1%
		$ 440,000	100%	$ 196,000	100%

PSC	Loan Servicing Fee	$ 11,000	100%	$ 12,000	92%
PSC	General & Administrative – Misc.	-	0%	1,000	8%
		$ 11,000	100%	$ 13,000	100%

UMTH	Debt Placement Fees	-	-	43,000	100%

UDF III	Credit Enhancement Fees	17,000	100%	13,000	100%

UDF LOF	Participation Interest Paid	-	-	186,000	100%

UDF IV	Participation Interest Paid	700,000	100%	120,000	100%

UDF X	Participation Interest Paid	23,000	100%	25,000	100%

UMTH LD	Admin and Origination Fees Paid	110,000	100%	77,000	100%

The table below summarizes the approximate expenses associated with related parties for the six months ended June 30, 2012 and 2011:

Related Party Expenses:
		For Six Months Ended
Payee	Purpose	June 30, 2012		June 30, 2011
UMTHGS	Trust administration fees	$ 500,000	93%	$ 500,000	93%
UMTHGS	General & administrative - Shareholder Relations	38,000	7%	38,000	7%
UMTHGS	General & administrative –Misc.	1,000	0%	1,000	0%
		$ 539,000	100%	$ 539,000	100%

PSC	Loan Servicing Fee	$ 11,000	100%	$ 12,000	75%
PSC	General & Administrative – Misc.	-	0%	4,000	25%
		$ 11,000	100%	$ 16,000	100%

UMTH	Debt Placement Fees	15,000	100%	10,000	100%

UDF III	Credit Enhancement Fees	43,000	100%	25,000	100%

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

6. Lines of Credit Payable

During August 2009, the Company entered into a term line of credit facility with a bank for $5,000,000. The line of credit bears interest at prime plus one percent, with a floor of 5.50% and requires monthly interest payments. Principal and all unpaid interest will be due at maturity, which is August 29, 2012. The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit. The outstanding balance on this line of credit was approximately $3,618,000 and $4,143,000 at June 30, 2012 and December 31, 2011, respectively.

On May 27, 2011, the Company entered into a term line of credit facility with a bank for $4,300,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is May 27, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at June 30, 2012 and December 31, 2011 was approximately $4,012,000, and $2,253,000, respectively.

On August 1, 2011, the Company entered into a term line of credit facility with a bank for $250,000. The loan bears interest at prime plus one percent, with a floor of 4.75%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is August 1, 2012. This loan was collateralized by a first lien security interest in the underlying real estate financed by the loan. This line of credit was paid in full in May 2012, and the outstanding balance on this loan at June 30, 2012 and December 31, 2011, was approximately $0, and $104,000, respectively.

On October 26, 2011, the Company entered into a term line of credit facility with a bank for $5,000,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is October 26, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at June 30, 2012 and December 31, 2011, was approximately $108,000, and $181,000, respectively.

The Company was in compliance with all of its debt covenants as of June 30, 2012.

7. Notes Payable

In March, 2010, the Company sold two residential mortgage loans, with full recourse, to unaffiliated investors for approximately $169,000. These sales were accounted for as recourse borrowings. The notes require monthly principal and interest payments at a rate of 9.5% amortized over 30 years with all unpaid principal and interest due at maturity. One loan had a balance of approximately $69,000 at June 30, 2012 and approximately $70,000 at December 31, 2011, and matures on May 1, 2015. The other loan had a balance of approximately $97,000 on June 30, 2012 and December 31, 2011, and matures on November 23, 2013. The total outstanding balance on these notes was approximately $166,000 and $167,000, at June 30, 2012 and December 31, 2011, respectively.

On April 21, 2010, the Company entered into a term loan credit facility with a bank for $1,600,000. The loan bears interest at prime plus one percent, with a floor of 7.0%, and requires monthly interest payments. Principal and all unpaid interest was due at maturity which was October 21, 2011. In December 2011, the term loan credit facility was extended through December 19, 2012, and the interest rate was reduced from 7.0% to 5.5%. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at June 30, 2012 and December 31, 2011, was approximately $1,107,000.

On January 27, 2011, United Mortgage Trust initiated a private offering of Secured Subordinated Notes (“Notes,” to accredited investors “Note Holders”). The Notes are being offered through a wholly owned and consolidated subsidiary, UMT Home Finance II, L.P. (“HF II”). HF II is a Delaware limited partnership that was formed on November 29, 2010 as a Special Purpose Entity, for the purpose of originating and holding loans made to fund the acquisition of finished lots and the construction of single-family homes on the subject lots (“Loans”). HF II will issue up to $5 million in 7.5% Notes. The Notes will be secured by an undivided security interest on the pool of loans owned by HF II. The offering of the Notes is not registered under the Securities Act, in reliance upon the exemption from registration for non-public offerings provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933. As of June 30, 2012, approximately $972,000 was outstanding, and as of December 31, 2011, approximately $300,000 was outstanding. Approximately $100,000, $150,000, $50,000, $500,000, $75,000, and $97,000 matures on, March 1, 2016, April 1, 2016, April 1, 2017, August 1, 2017, September 1, 2017, and March 1, 2018, respectively.

8. Share Redemption Program

There is currently no established public trading market for our shares. As an alternative means of providing limited liquidity for our shareholders, we maintain a Share Redemption Plan, (“SRP”).  Our trustees have the discretion to modify or terminate the SRP upon 30 days’ notice. Under the terms of our plan as modified and effective on May 1, 2009 (see below for a further description of the plan modifications), shareholders who have held their shares for at least one year are eligible to request that we repurchase their shares. In any consecutive 12 month period we may not repurchase more than 5% of the outstanding shares at the beginning of the 12 month period. The repurchase price is based on the “Net Asset Value” (NAV) as of the end of the month prior to the month in which the redemption is made. The NAV will be established by our Board of Trustees no less frequently than each calendar quarter. For reference, at June 30, 2012 and December 31, 2011, the NAV was $15.22 and $15.39 per share, respectively. Under the prior SRP terms, the redemption price was $20.00 per share. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests. A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that the request is made within 270 days after of the event giving rise to such exigent circumstances. Previously, there was no hardship exemption. Shares will be redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter will be carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Previously, shares were redeemed monthly. Repurchases are subject to cash availability and Trustee discretion. Previously, the SRP provided that repurchases were subject to the availability of cash from the DRIP or the Company’s credit line. We have also purchased a limited number of shares outside of our SRP from shareholders with special hardship considerations.

Share repurchases have been at prices between $15.25 and $20 per share. Shares repurchased at the lower price were 1) shares held by shareholders for less than 12 months or 2) shares purchased outside of our SRP. Our stated NAV at June 30, 2012 and December 31, 2011, was $15.22 and $15.39 per share, respectively.

The Company complies with Distinguishing Liabilities from Equity topic of FASB Accounting Standards Codification, which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value. We believe that shares tendered for redemption by the shareholder under the Company’s share redemption program do not represent a mandatory obligation until such redemptions are approved at the discretion of our board of trustees. At such time, we will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. As of June 30, 2012, we had approximately $27,000 of approved redemption requests included in our liabilities. These shares were redeemed in July 2012.

The following table sets forth information relating to shares of beneficial interest repurchased into treasury during the period covered by this report.

Month	Total number of shares repurchased	Average Purchase Price	Total number of shares purchased as part of a publicly announced plan	Total number of shares purchased outside of plan
January	302	$15.50	302	-
February	2,298	$15.50	2,298	-
March	1,332	$15.50	1,332	-
April	1,849	$15.39	1,849	-
May	2,233	$15.37	2,233	-
June	1,212	$15.29	1,212	-
Totals	9,226	$15.41	9,226	-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the availability of and our ability to find suitable mortgage investments; the difficulties of the real estate industry generally in response to the “sub-prime crisis,” the “credit crisis,” the current difficulties in the housing and mortgage financing markets including the impact thereof on the homebuilding industry, the current U.S. and global economic environment and changes in economic and credit market conditions in response to credit and monetary issues in Europe, the impact of tax law changes, changes in interest rates, our ability to adapt to changing circumstances, the continued financial viability of  affiliates to whom we have extended loans, the level of reinvestment of dividends by our shareholders in our dividend reinvestment plan and the requirement to maintain qualification as a real estate investment trust.  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore we cannot give assurance that such statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or by any other person that the results or conditions described in such statements or in our objectives and plans will be realized. Readers should carefully review our financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2011, as well as those statements contained in this report, and in our other filings with the Securities and Exchange Commission.

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

The following table illustrates the percentage of our mortgage portfolio dedicated to each mortgage loan category as of June 30, 2012 and December 31, 2011:

Mortgage Category:	June 30, 2012	December 31, 2011
First lien secured interim mortgages 12 months or less and residential mortgages and contracts for deed	21%	21%
Secured interim mortgages and line of credit to UMTHLC	7%	7%
Land development loans	67%	68%
Finished lot loans	2%	2%
Construction loans	3%	2%

The following table summarizes mortgage loans by type and original loan amount held by United Mortgage Trust at June 30, 2012.

Description	No. of Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face amount of Mortgage (1)	Carrying amount of Mortgage (2)	Past Due Amounts (3)
Single family residential 1st mortgages and interim loans (5):
Original balance > $100,000	6	10% - 11%	11/24/11– 5/1/38	n/a	n/a	$898,119	$845,998	$2,609
Original balance $50,000 - $99,999	179	8.5% - 12.75%	5/8/13 – 3/1/39	n/a	n/a	3,348,364	3,154,046	31,026
Original balance $20,000 - $49,999	116	9% - 14.5%	12/1/10 – 5/19/36	n/a	n/a	1,563,345	1,472,618	19,960
Original balance under $20,000	8	9% - 14.5%	12/1/11-9/1/31	n/a	n/a	47,133	44,398	412

First Lien secured interim mortgages
Ready America Funding (4)	10	14%	n/a	n/a	n/a	16,292,877	16,292,877	-

Secured, LOC to UMTH Lending Co., L.P. (4), (5)	1	12.5% - 13.5%	n/a	n/a	n/a	7,309,365	7,309,365	-

Land Development Loans
UDF III Economic Interest Participation	2	14%	12/31/10	n/a	n/a	71,366,686	71,366,686	-

Construction Loans	5	13%	10/28/10-6/10/2014	n/a	n/a	5,049,006	5,049,006	-
Totals	327					$105,874,895	$105,534,994	$54,007

(1)	Current book value of loans.
(2)	Net of allowance for loan losses on mortgage loans of $339,901 at June 30, 2012.
(3)	Principal amounts greater than thirty (30) days past due.
(4)	Lines of credit with Ready America Funding and UMTH Lending Co., L.P. are collateralized by 10 and 1 loans, respectively. Principal amounts due upon disposition of assets.
(5)	The Company has a first lien collateral position in these loans funded by the originator. The advances to the originator do not have specific maturity dates.

Below is a reconciliation and walk forward of mortgage loans, net of allowance for loan losses, for the three months ended June 30, 2012.

Balance at beginning of period	$105,507,743
Additions during period:
Deductions during period:
Collections of principal, net	963,679
Other decreases, net	(826,538)
Foreclosures	(110,476)
Other (net change in allowance for loan loss)	586
Balance at close of period	$105,534,994

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

We believe that the housing market reached a bottom and continues to recover. This recovery will continue to be regional in its early stages, led by those housing markets with balanced supply, affordable and stable home prices, lower levels of foreclosures, strong economies, and strong demand fundamentals. Nationally, we expect the housing recovery will continue to slowly strengthen as excess inventories of new and existing homes get absorbed and household balance sheets are restored in each market. The Federal Reserve has indicated that it intends to keep reserve interest rates at historic lows through the end of 2014. This easing policy coupled with extensive price correction over the past several years has restored housing affordability across the country. We believe that continued strengthening of the recovery depends on the continued recovery of consumer health and confidence. The national consumer confidence index, which fell to record lows during the economic downturn, has recovered somewhat, but remains closer to levels historically associated with recession than to normalized conditions. We believe consumers continue to remain cautious due to uncertainty present in many economic sectors, particularly with regards to the European debt crisis and the anticipated federal fiscal tightening scheduled for January 2013, and we expect the markets that participated most heavily in the housing bubble will continue to lag the overall recovery, as consumers in those markets have generally suffered greater losses of household wealth from the declines in home prices and equity and continue experience higher levels of unemployment relative to the nation as a whole.

Unemployment remains elevated and access to conventional real estate and commercial financing remains challenging in many parts of the country. These factors continue pose obstacles to a robust recovery on a national scale, which, we believe, is contingent upon the reengagement of the consumer and the return of final demand. However, as inventory levels continue to decline and housing prices stabilize, we expect the recovery to gain strength. We continue to believe the recovery will be stronger in markets such as Texas, where consumer confidence averaged more than 22 points higher than the national index from June 2011 to June 2012; where the job growth rate over the past 12 months was approximately 80 basis points higher than the national rate; and where approximately 15.7% of all single-family homebuilding permits in the country were issued in 2011. Further, according to the Bureau of Labor Statistics, nearly 20% of the total net new jobs created in the United States since the official end of the national recession were created in Texas (from June 2009 to June 2012). Currently, the majority of our portfolio relates to property located in the state of Texas, and we intend to invest in markets that demonstrate similarly sound economic and demand fundamentals – fundamentals that we believe will be the drivers of the recovery – and balanced supplies of homes and finished lots. We believe the fact that new single-family home permits, starts, and sales have all risen from their respective lows reflects a continued return of real demand for new homes. However, we anticipate the former bubble market states – principally California, Arizona, Nevada and Florida – will be slower to recover, as those markets have seen overbuilding and extensive price correction and are experiencing weakened economies and continued foreclosures. These conditions have caused significant weakness among consumers in these markets, and losses of property tax revenue, sales and use tax revenue, and budget imbalances have, in many cases, led to significant fiscal difficulties at the state and municipal levels associated with these former bubble markets.

From a national perspective, ongoing credit constriction, a less robust economic recovery, continued high unemployment, and housing price instability have made potential new home purchasers and real estate lenders cautious. As a result of these factors, the national housing market experienced a protracted decline, and the time necessary to correct the market likely means a corresponding slower recovery for the housing industry relative to historical trends. However, improving fundamentals such as price stability, high home affordability, and continued inventory absorption housing recovery indicates to us that the recovery will continue to gain strength in the coming quarters.

Nationally, capital constraints at the heart of the credit crisis have reduced the number of real estate lenders able or willing to finance development, construction or the purchase of homes and have increased the number of undercapitalized or failed builders and developers. In correlation, the number of new homes and finished lots developed has decreased and remains near historic lows, which may result in a shortage of new homes and developed lots in select real estate markets in 2012. We believe this shortage will be most prominent in markets that did not participate in the housing bubble, avoiding overbuilding and maintaining balanced supplies and affordable and stable home prices. With lenders imposing stricter underwriting standards, mortgages to purchase homes have become more difficult to obtain in some markets. To support the secondary residential mortgage market and prevent further deterioration of mortgage lending, the Federal Reserve began an unprecedented program to purchase approximately $1.25 trillion of residential mortgage backed securities between January 5, 2009 and March 31, 2010. This program ended on March 31, 2010, as scheduled by the Federal Reserve. On September 21, 2011, the Federal Reserve announced that it would begin reinvesting the principal payments from its mortgage-backed securities holdings into additional purchases of agency mortgage-backed securities to help further support conditions in mortgage markets. Any limitations or restrictions on the availability of financing or on the liquidity provided in the secondary residential mortgage market by Government Sponsored Enterprises such as Fannie Mae and Freddie Mac could adversely affect interest rates and mortgage availability, which could cause the number of homebuyers to decrease, which could increase the likelihood of borrowers defaulting on our loans and, consequently, reduce our ability to pay distributions to our shareholders.

Nationally, new home sales rose slightly during the second quarter of 2012 from the pace of sales in the first quarter of 2012, though levels remain near historical lows. National fundamentals that drive home sales continue to improve in most markets and home affordability remains near record-highs, so we expect the pace of home sales will continue to increase over 2012. The U.S. Census Bureau reports that the sales of new single-family residential homes in June 2012 were at a seasonally adjusted annual rate of 350,000 units. While this number is down approximately 0.57% from the revised March 2012 figure of 352,000, it is up approximately 15.1% year-over-year from the June 2011 estimate of 304,000.

Nationally, new single-family home inventory continued to improve in the second quarter of 2012 as it has done consistently since the second quarter of 2007. Through much of the downturn, homebuilders reduced their starts and focused on selling their existing new home inventory. The number of new homes for sale fell by approximately 22,000 units from June 2011 to June 2012 and by 1,000 units in the second quarter of 2012. We believe that, with such reductions, the new home market has been restored to equilibrium in most markets, even at lower levels of demand; and the new home market is experiencing shortages in certain markets that did not participate in the housing bubble. The seasonally adjusted estimate of new homes for sale at the end of June 2012 was 144,000 -- a generally short supply of 4.9 months at the June 2012 sales rate and the second lowest number of homes available for sale since the U.S. Census Bureau began keeping records of this statistic in 1963, up from the record-low of 143,000 new homes for sale reported in May 2012. We believe that what is necessary now to regain prosperity in housing markets is the return of healthy levels of demand.

According to the U.S. Census Bureau, new single-family residential home permits and starts fell nationally from 2006 through early 2009, as a result and in anticipation of an elevated supply of and decreased demand for new single-family residential homes in that period. Since bottoming in early 2009, however, single-family permits and starts have improved significantly. Single-family homes authorized by building permits in June 2012 were at a seasonally adjusted annual rate of 493,000 units. This was an increase year-over-year of approximately 19.7% from the rate of 412,000 in June 2011, and is approximately 46.3% higher than the low of 337,000 set in January 2009. Single-family home starts for June 2012 stood at a seasonally adjusted annual rate of 539,000 units. This pace is up approximately 21.7% from the June 2011 estimate of 443,000 units. Further, the June 2012 pace of home starts is 52.7% higher than the low of 353,000 set in March 2009. Such increases suggest to us that new home inventories are generally in balance and the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident at the bottom of the new homebuilding cycle.

The primary factors affecting new home sales are home price stability, home affordability, and housing demand. Housing supply may affect both new home prices and the demand for new homes. When the supply of new homes exceeds new home demand, new home prices may generally be expected to decline. Also, home foreclosures cause the inventory of existing homes to increase, which may add additional downward price pressure on home prices. Declining new home prices may result in diminished new home demand as people postpone a new home purchase until such time as they are comfortable that stable price levels have been reached. The converse point is also true and equally important. When new home demand exceeds new home supply, new home prices may generally be expected to increase; and rising new home prices, particularly at or near the bottom of the housing cycle, may result in increased new home demand as people become confident in home prices and accelerate their timing of a new home purchase. We believe this bottom has been reached and expect the housing recovery to slowly accelerate over the coming quarters, led by those markets that did not participate in the housing bubble and which demonstrate stronger demand fundamentals. We intend to concentrate our investments in housing markets with affordable and stable home prices, balanced supply, lower incidences of foreclosures, and strong demand fundamentals. These demand fundamentals are generally job growth, the relative strength of the economy and consumer confidence, household formations, and population growth – both immigration and in-migration.

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

While housing woes have beleaguered the national economy, Texas housing markets have held up as some of the healthiest in the country. Furthermore, Texas is the largest homebuilding market in the country based on the U.S. Census Bureau’s measurements of housing permits and starts. We have concentrated our initial investment portfolio in Texas as we believe Texas markets, though weakened from their highs in 2007, have remained fairly healthy due to strong demographics, economies and job growth, balanced housing inventories, stable home prices and high housing affordability ratios. Texas did not experience the dramatic price appreciation (and subsequent depreciation) that states such as California, Florida, Arizona, and Nevada experienced. The following graph, created with data from the fourth quarter 2011 Federal Housing Finance Agency’s (“FHFA”) Purchase Price Only Index, illustrates the rises and declines in home prices nationally, as well as in California, Florida, Arizona, and Nevada over the past few years. Price declines have begun to moderate in those states in recent quarters, though. Further, the graph illustrates how Texas has maintained relative home price stability throughout the downturn. The Purchase Price Only Index indicates that Texas had a home price appreciation of 2.82% between the first quarter of 2011 and the first quarter of 2012. Texas’ home prices continue to demonstrate greater health than the national average appreciation of 0.48%, which was the first national year-over-year home price appreciation since the fourth quarter of 2007. Further, the index also reports that over the past five years, Texas home prices have demonstrated significantly more home price stability than the national average, as home prices in Texas appreciated 2.92% compared to a national depreciation of -19.37% over the same time period.

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

Median new home prices in the four major Texas markets have begun to rise. According to Metrostudy, a leading provider of primary and secondary market information, the median new home prices for the second quarter of 2012 in the metropolitan areas of Austin, Houston, Dallas-Fort Worth, and San Antonio are $220,466, $221,672, $230,313 and $192,932, respectively.

Using the Department of Housing and Urban Development’s estimated 2012 median family income for the respective metropolitan areas of Austin, Houston, Dallas and San Antonio, the median income earner in those areas has 1.56 times, 1.36 times, 1.38 times, and 1.42 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area. These numbers illustrate the affordability of Texas homes, as each of these markets has higher affordability than the national average. Our measurement of housing affordability, as referenced above, is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, based on the average interest rate over the second quarter of 2012 and assuming an annual mortgage insurance premium of 80 basis points for private mortgage insurance, plus a cost that includes estimated property taxes and insurance for the home. Using the Department of Housing and Urban Development’s 2012 income data to project an estimated median income for the United States of $65,000 and the June 2012 national median sales prices of new homes sold of $232,600, we conclude that the national median income earner has 1.23 times the income required to qualify for a mortgage loan to purchase the median-priced new home in the United States. This estimation reflects the increase in home affordability in housing markets outside of Texas over the past 63 months, as new home prices in housing markets outside of Texas generally have fallen. Recently, however, such price declines have begun to stabilize. We believe that such price stabilization indicates that new home affordability has been restored to the national housing market.

Since the national recession’s official end, Texas employment markets have experienced strong job growth. According to the United States Department of Labor, Texas added approximately 231,800 jobs in the 12 months ended June 2012. Texas’ employment levels have now exceeded pre-recession levels by more than 144,000 jobs. Furthermore, Texas added an even greater amount of jobs in the private sector (281,800) over the past 12 months, which was the largest private sector job increase of any state over the past 12 months and is a growth rate of 3.2%. Since the national recession’s end in June 2009, Texas has added 502,300 net new jobs, which is nearly 20% of all net jobs added nationwide over that 36 month period. Further, Texas has added approximately 1.3 million new jobs over the past 10 years and approximately 1.2 million in the private sector, comparing well to national employment growth that added approximately 2.7 million total jobs over that ten-year period and 2.3 million private sector jobs in those ten years. From June 2011 to June 2012, Austin added 25,800 jobs year-over-year. Dallas-Fort Worth added 54,200 jobs over that same time period. Houston added 87,300 jobs over that period and San Antonio added 12,600 jobs in that time.

Texas’ unemployment rate fell year-over-year to 7.0% in June 2012 from 8.1% in June 2011. The decrease in the state unemployment rate occurred in spite of significant growth in Texas’ labor force. Texas has added approximately 195,295 workers to its labor force over the past 12 months, which stands at an all-time high. The growth in Texas’ labor force stands in contrast with the national labor force, which has risen only by approximately 288,000 workers, as of June 2012, from its peak in October 2008. The national unemployment rate fell year-over-year from June 2011 (9.1%) to June 2012 (8.2%). In addition, all four major Texas labor markets have unemployment rates below the national unemployment rate.

We believe that Texas cities will continue to be among the first in the country to recover based on employment figures, consumer confidence, gross metropolitan product, and new home demand. According to the Texas Workforce Commission, Texas tends to enter into recessions after the national economy has entered a recession and usually leads among states in the economic recovery. The National Bureau of Economic Research has concluded that the U.S. economy entered into a recession in December 2007, ending an economic expansion that began in November 2001. We believe, based on transitions in the Texas Leading Index as prepared monthly by the Federal Reserve Bank of Dallas, that Texas entered into recession in late Fall 2008, trailing the national recession by nearly a year, and emerged from the recession in the late spring of 2009. We believe the Texas economy is now leading the national economic recovery. The Texas Leading Index combines eight measures that tend to anticipate changes in the Texas business cycle by approximately three to nine months, has risen significantly since reaching a low of 100.5 in March 2009 and, as of May 2012, was 123.2. The Index’s six-month moving average now stands at its highest reading since September 2008.

Further, we believe Texas consumers are beginning to return to their normal consumption habits. The aggregate value of state sales tax receipts in Texas increased 15.2% year-over-year in June 2012 from June 2011 – the 27th consecutive month in which Texas has experienced year-over-year improvement in sales tax receipts.

The U.S. Census Bureau reported in its 2011 Estimate of Population Change for the period from July 1, 2010 to July 1, 2011 that Texas led the country in population growth during that period. The estimate concluded that Texas’ population grew by 421,215 people, or 2%, a number that was 1.19 times greater than the next closest state in terms of raw population growth, California, and nearly twice as great as the second closest state in terms of raw population growth, North Carolina. Over the last decade, July 1, 2000 to July 1, 2010, Texas grew by nearly 4.3 million residents, averaging nearly 427,000 new residents per year. This population growth was 1.17 times greater in terms of raw population growth than the next closest state, California, and 2.63 times greater than the second closest state, Florida. The U.S. Census Bureau also reported that among the 100 largest counties in the country, six of the top 20 counties for raw population growth between July 1, 2010 and July 1, 2011 were in Texas: Harris (Houston), Tarrant (Fort Worth), Bexar (San Antonio), Collin (North Dallas), Dallas (Dallas) and Travis (Austin). In April 2011, the U.S. Census Bureau reported that Texas’ four major metro areas – Austin, Houston, San Antonio, and Dallas-Fort Worth – were among the top 15 in the nation for population growth from 2010 to 2011. Dallas-Fort Worth-Arlington led the nation in numerical population growth with a combined estimated population increase of 126,037. Houston-Sugarland-Baytown was second in the nation with a population increase of 110,068 from July 1, 2010 to July 1, 2011. Austin-Round Rock had an estimated population growth of 55,272 and San Antonio had an estimated population growth of 41,036 over the same period. The percentage increase in population for each of these major Texas cities ranged from 1.8% to 3.2%.

The national foreclosure tracking service, RealtyTrac, estimates that the Texas foreclosure rate continues to be significantly healthier than the national average. We do not expect the four major Texas housing markets to be materially adversely affected by foreclosures and anticipate that home foreclosures will continue to be mostly concentrated in the bubble market states of California, Florida, Arizona and Nevada. The mortgage analytic company, CoreLogic, reports that, through the first quarter of 2012, approximately 42.9% of all homes with negative equity were located in one of those four states compared to approximately just 2.9% of all the negative equity homes in the country that were located in the state of Texas. Homebuilding and residential construction employment will likely remain generally weak in 2012, but we believe that Texas will continue to outperform the national standards. We believe that Texas’ housing sector is healthier, the cost of living and doing business is lower, and its economy is more dynamic and diverse than the national average.

In contrast to the conditions of many homebuilding markets in the country, new home sales were consistently greater than new home starts in Texas markets over the downturn, which indicates that homebuilders in Texas were focused on preserving a balance between new home demand and new home supply. We believe that homebuilders and developers in Texas remained disciplined on new home construction and project development. Inventories of finished new homes and total new housing (finished vacant, under construction, and model homes) remain at generally healthy and balanced levels in all major Texas markets: Austin, Dallas-Fort Worth, Houston, and San Antonio. Each major Texas market experienced a rise in the number of months of finished lot inventories as homebuilders began reducing the number of new home starts in 2008, causing each major Texas market to reach elevated levels. However, the number of finished lots available in each market has fallen significantly even though the months’ supply remains generally elevated. Furthermore, finished lot shortages are beginning to emerge in many desirable submarkets in the major Texas markets. Over the second quarter, homebuilders in Houston and San Antonio have started more homes than they have sold as they address constriction in home inventory levels. These increased start levels will likely result in greater shortages of finished lots in these markets, particularly in the most desirable submarkets. This is a trend that we expect to continue as the lack of commercial financing for development has constrained finished lot development over the past four years even as new home demand and sales continue. We believe that such demand and sales will increase and these finished lot shortages will become more pronounced in coming quarters. As of June 2012, Houston has an estimated inventory of finished lots of approximately 26.3 months, Austin has an estimated inventory of finished lots of approximately 30.1 months, San Antonio has an estimated inventory of finished lots of approximately 28.6 months and Dallas-Fort Worth has an estimated inventory of finished lots of approximately 44.4 months. A 24-28 month supply is considered equilibrium for finished lot supplies.

As stated previously, the elevation in months’ supply of finished lot inventory in Texas markets owes itself principally to the decrease in the pace of annual starts rather than an increase in the raw number of developed lots, and as the homebuilders increase their pace of home starts, we expect to see the months’ supply of lot inventory continue to improve. Indeed, the raw number of finished lots available in each Texas market has been significantly reduced from their peaks. Since peaking in the first quarter of 2008, Houston’s finished lot supply is down 37.1% from 73,047 to 45,963 in the second quarter of 2012. San Antonio’s finished lot inventory has fallen 37.4% to 17,495 since peaking at 27,937 in the second quarter of 2008. Austin’s finished lot inventory peaked in the first quarter of 2009 at 27,176, and is down 35.4% to 17,544. The finished lot inventory for Dallas-Fort Worth peaked in the first quarter of 2008 at 91,787 lots and has fallen 39.1% to 55,919 lots. Such inventory reduction continued in the second quarter of 2012 in all four of these markets as the number of finished lots dropped by more than 900 in Austin, more than 1,900 in Dallas-Fort Worth, more than 2,700 in Houston, and more than 1,000 in San Antonio. Annual starts in each of the Austin, San Antonio, Houston and Dallas-Fort Worth markets are outpacing lot deliveries, and we expect to see increased finished lot sales through 2012 as homebuilders replenish their inventory.

Texas markets continue to be some of the strongest homebuilding markets in the country, though the pace of homebuilding in Texas slowed over the past four years as a result of the national economic downturn and reduced availability of construction financing. According to the Federal Deposit Insurance Corporation, banks in the Dallas region1 reduced their construction and development loans by 3.1% from the fourth quarter of 2011 to the first quarter of 2012 – the 16th straight quarterly decline in the region’s construction and development outstanding loan portfolio. While the decline in housing starts has caused the month supply of vacant lot inventory to become elevated from its previously balanced position, it has also preserved a balance in housing inventory. Annual new home sales in Austin outpace starts 7,201 versus 7,001, with annual new home sales rising year-over-year by approximately 9.7%. Finished housing inventory stands at a slightly elevated level of 2.9 months, while total new housing inventory (finished vacant, under construction and model homes) rose to a slightly elevated supply of 7.2 months. The generally accepted equilibrium levels for finished housing inventory and total new housing inventory are a 2.0-to-2.5 month supply and a 6.0-to-6.5 month supply, respectively. San Antonio is a healthy homebuilding market. Annual new home starts in San Antonio run slightly ahead of sales 7,340 versus 7,060, with annual new home sales declining year-over-year by approximately 2.8%. Finished housing inventory declined to a healthy 2.2 month supply. Total new housing inventory rose to a 7.0 month supply. While the month supply would typically indicate a slightly elevated inventory level, we believe that this increase in supply coupled with the incidence of new home starts exceeding new home sales indicates that homebuilders in this market anticipate greater demand for homes in coming months. As a result, we believe this increase in supply reflects expanding sales pipeline rather than an imbalance of supply. Houston, too, is a healthy homebuilding market. Annual new home starts there outpace sales 20,936 versus 20,258, with annual new home sales increasing year-over-year by approximately 11.3%. Finished housing inventory fell to a healthy 2.1 month supply while total new housing inventory rose to a 6.8 month supply, respectively, which again indicates to us that homebuilders anticipate a strengthening housing market and growing demand for new homes. Dallas-Fort Worth is a healthy homebuilding market as well. Annual new home sales in Dallas-Fort Worth outpace starts 15,291 versus 15,124, with annual new home sales declining year-over-year by approximately 0.86%. Finished housing inventory fell to a healthy 2.1 month supply, while total new housing inventory remains at a generally healthy 6.7 month supply. All numbers are as released by Metrostudy, leading provider of primary and secondary market information.

The Real Estate Center at Texas A&M University has reported that existing housing inventory levels are healthy and, in most instances, supply is constrained. Through June 2012, the number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth, Lubbock, and San Antonio was 4.5 months, 5.5 months, 4.6 months, 5.2 months, 6.5 months, and 7.0 months, respectively. Like new home inventory, a 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market. Through June 2012, the number of existing homes sold to date in (a) Austin was 12,223, up 19% year-over-year; (b) San Antonio was 9,680, up 6% year-over-year; (c) Houston was 32,302, up 13% year-over-year, (d) Dallas was 24,016, up 16% year-over-year, (e) Fort Worth was 4,353, up 8% year-over-year, and (f) Lubbock was 1,615, up 22% year-over-year.

In managing and understanding the markets and submarkets in which we make loans, we monitor the fundamentals of supply and demand. We monitor the economic fundamentals in each of the respective markets in which we make loans by analyzing demographics, household formation, population growth, job growth, migration, immigration and housing affordability. We also monitor movements in home prices and the presence of market disruption activity, such as investor or speculator activity that can create false demand and an oversupply of homes in a market. Further, we study new home starts, new home closings, finished home inventories, finished lot inventories, existing home sales, existing home prices, foreclosures, absorption, prices with respect to new and existing home sales, finished lots and land and the presence of sales incentives, discounts, or both, in a market.

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

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate and interest rates generally, that we reasonably anticipate to have a material impact on either the income to be derived from our investments in mortgage loans or entities that make mortgage loans, other than those referred to in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. The disruption of mortgage markets, in combination with a significant amount of negative national press discussing constriction in mortgage markets and the poor condition of the national housing industry, including declining home prices, have made potential new home purchasers and real estate lenders very cautious. The economic downturn, the failure of highly respected financial institutions, significant volatility in equity markets around the world, unprecedented administrative and legislative actions in the United States, and actions taken by central banks around the globe to stabilize the economy have further caused many prospective home purchasers to postpone their purchases.

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

Portfolio Mix

Our portfolio concentrations have shifted over the years, as we have sought adequate supplies of suitable loans in a changing real estate finance market. The chart below demonstrates the transition from a portfolio with a concentration on long term, 1st lien single family loans to one comprised primarily of first lien interim loans of 12 months or less in term for the purchase and renovation of single family homes and subsequently to loans secured by 1st lien and subordinate single family lot development loans, finished lot loans and construction loans. We intend to continue to adapt to changes in the real estate finance market and thus the composition of our loan portfolio is likely to continue to evolve over time based on factors such as interest rates paid under various types of real estate loans, our assessment of the level of risk of the different types of loans, availability of loans, regulatory considerations and other factors.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND JUNE 30, 2011

Revenues

Revenues for the three months ended June 30, 2012, were approximately $1,529,000 compared to approximately $1,334,000 for the comparable period in the prior year. This increase of approximately $195,000 was due primarily to the recognition of approximately $376,000 of interest income for the recourse notes in June 2012, an increase from the prior year, and an increase of approximately $68,000 of interest income earned on the UMTHLC Deficiency Note compared to the same period in the prior year. These amounts were partially offset by decreases in interest income earned of approximately $143,000, $86,000 and $18,000 on the UMTHLC interim loan portfolio, the residential mortgage loan portfolio and the UMTHLC line of credit, respectively. These decreases were due to lower outstanding balances in these loan categories during the three months ended June 30, 2012 compared to the same period in the prior year. Revenues from interim loans accounted for approximately 16% of revenues for the three months ended June 30, 2012 compared to 31% in the same period in the prior year. The decline in our interim portfolio was a function of our intention to cease the origination of and reduce our investment in interim loans.

Revenues for the six months ended June 30, 2012, were approximately $2,704,000 compared to approximately $2,691,000 for the comparable period in the prior year. This net increase of approximately $13,000 was due primarily to an increase in the recognition of interest income for the recourse notes of approximately $376,000 in June 2012, an increase from the prior year, and an increase in interest income earned on the UMTHLC Deficiency Note of approximately $216,000, respectively. The increases were partially offset by decreases in interest income earned of approximately $378,000, $35,000 and $31,000 on the UMTHLC interim loan portfolio, residential mortgages, the UMTHLC line of credit and construction and finished lot loans respectively. These decreases were due to lower outstanding balances in these loan categories during the six months ended June 30, 2012 compared to the same period in the prior year. Revenues from interim loans accounted for approximately 19% of revenues for the three months ended June 30, 2012 compared to 35% in the same period in the prior year. The decline in our interim portfolio was a function of our intention to cease the origination of and reduce our investment in interim loans.

During the three months ended June 30, 2012 and June 30, 2011, approximately 21% and 24%, respectively, of our revenues were derived from lines of credit and lot banking transactions, (these secured loans for the acquisition and development of single-family home lots are referred to as “land development loans”, “construction loans” and “lot banking transactions”). During the six months ended June 30, 2012 and June 30, 2011, approximately 25% and 24%, respectively, of our revenues were derived from lines of credit and lot banking transactions. At June 30, 2012, our investment in the lines of credit to our affiliate, UDF, through the Economic Interest Agreement, and lot banking transactions, was approximately $71 million. We anticipate our investment in construction loans will increase during the remainder of 2012, facilitated by the Company’s lines of credit and continued emphasis on this type of investment activity.

During the three months ended June 30, 2012 and 2011, respectively, approximately 14% and 0% of our revenues were derived from secured promissory notes issued by affiliates pursuant to their accrued obligations to reimburse UMT for any defaulted loans that we acquired from them, which notes we refer to as “Recourse Obligations.” During the six months ended June 30, 2012 and June 30, 2011, respectively, approximately 25% and 0% of our revenues were derived from the secured promissory notes described above.

Expenses

Operating expenses for the three months ended June 30, 2012 and June 30, 2011, were approximately $1,038,000 and $1,019,000, respectively. Operating expenses for the six months ended June 30, 2012 and June 30, 2011, were approximately $1,962,000 and $1,801,000, respectively. The increase for the three months ended June 30, 2012 from the prior year is due primarily to higher provision for loan losses expense of approximately $60,000, higher interest expense (including related party) of approximately $67,000 (including related party), as a result of new lines of credit, offset by lower legal fees of approximately $119,000. The increase for the six months ended June 30, 2012 is due primarily to the aforementioned increase in interest expenses. Other fluctuations in operating expense line items are discussed below for the three and six month periods ended June 30, 2012 and 2011:

Trust administration fees – The Company recorded approximately $250,000 in Trust administration fees for each of the three month periods ended June 30, 2012 and 2011, respectively, and approximately $500,000 between both comparable six month periods ended June 30, 2012 and 2011, respectively. The fee is a fixed amount each month as predetermined by the Company’s qualifying assets under management during these periods not to exceed $1 million per year.

General and administrative expenses(including related party) - $337,000 and $444,000 (a 24% decrease) between the comparable three month periods ended June 30, 2012 and 2011, respectively, and approximately $637,000 and $671,000 (a 5% decrease) between the comparable six month periods ended June 30, 2012 and 2011, respectively. The decrease was primarily due to lower legal expenses, that were partially offset by higher accounting expenses.

Provision for loan losses - The Company recorded a provision for loan losses for the three months ended June 30, 2012 and 2011 of approximately $240,000 and $180,000. For the six months ended June 30, 2012 and 2011, the Company recorded a provision of approximately $420,000 and $360,000, respectively. The Company realized loan losses of approximately $269,000 and $392,000 during the comparable six-month periods of 2012 and 2011, respectively. The Company realized actual loan losses of approximately $268,000 and $112,000 during the comparable three-month periods of 2012 and 2011, respectively. Loss reserves are estimates of future losses based on historical default rates, estimated losses on the sale of real estate owned and expectations of future economic conditions and activity. The Company continually re-evaluates collateral value on specific loans deemed to be affected by current mortgage and housing environments and intends to establish reserves for any expected deficiencies that are not otherwise secured. From inception through June 30, 2012, the Company has acquired approximately $910 million of loans. The Company has recorded losses approximating 2.36% of those assets to date. The Company anticipates loan losses to continue, primarily in our long-term and un-affiliated residential loan portfolio, and therefore continue to assess the adequacy of our loan loss reserves.

Net income was approximately $491,000 and $315,000 for the three months ended June 30, 2012 and 2011, respectively, and approximately $742,000 and $890,000 for the six months ended June 30, 2012 and 2011, respectively. Specific variances are explained in more detail above. Earnings per share of beneficial interest for the three months ended June 30, 2012 and 2011, were $0.08 and $0.05 per share, respectively and $0.12 and $0.14 per share for the six months ended June 30, 2012 and 2011, respectively.

Distributions

The Company’s dividend rate is fixed quarterly by our trustees, based on earnings projections. As such, the dividend rate may fluctuate up or down. Earnings are affected by various factors including use of leverage, current yield on investments, loan losses, general and administrative operating expenses and amount of non-income producing assets. Distributions, per weighted average share of beneficial interest, to shareholders were $0.14 per share for the three months ended June 30, 2012 and 2011, respectively, and $0.29 per share for the six months ended June 30, 2012 and 2011, respectively. The dividend portion of the distribution was $0.03 for the three months ended June 30, 2012. The portion of these distributions that did not represent a dividend represented a return of capital.

LIQUIDITY AND CAPITAL RESOURCES FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

Sources and Uses of Funds

Cash flows from operating activities are generally the result of net income adjusted for provision for loan losses, depreciation and amortization expense and (increases) decreases in accrued interest receivable and accounts payable and accrued liabilities (including affiliates). Cash used by operations was approximately $44,000 in the six months ended June 30, 2012, and cash provided by operations was approximately $113,000 during the six months ended June 30, 2011.

Cash flows provided by investing activities generally reflect fundings and payments received from lending activities. Cash provided by investing activities was approximately $237,000 and $1,665,000 during the six months ended June 30, 2012 and 2011, respectively, primarily from receipts from lines of credit receivable non-affiliates, proceeds from real estate owned and principal receipts from interim mortgages and deficiency notes, affiliates.

Cash flows from financing activities generally reflect proceeds from the issuance of shares, borrowings or repayments on the lines of credit, the purchase of treasury stock and the payment of dividends. The Company used cash from financing activities of approximately $71,000 during the six months ended June 30, 2012, and the Company provided cash of approximately $191,000 from financing activities during the six months ended June 30, 2011. The primary sources are the proceeds from shares of beneficial interest, proceeds from notes payable, and borrowings on lines of credit payable. The primary uses are the purchase of treasury stock and the payment of dividends. The decrease in cash provided by financing activities during the six months ended June 30, 2012, compared to the prior period was primarily due to lower net borrowings from lines of credit payable.

Credit Facilities

During August 2009, the Company entered into a revolving line of credit facility with a bank for $5,000,000. The line of credit bears interest at prime plus one percent, with a floor of 5.50% and requires monthly interest payments. Principal and all unpaid interest will be due at maturity, which is August 29, 2012. The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit. The outstanding balance on this line of credit was approximately $3,618,000 and $4,143,000 at June 30, 2012 and December 31, 2011, respectively.

In March, 2010, the Company sold two residential mortgage loans, with full recourse, to unaffiliated investors for approximately $169,000. These sales were accounted for as recourse borrowings. The notes require monthly principal and interest payments at a rate of 9.5% amortized over 30 years with all unpaid principal and interest due at maturity. One loan had a balance of approximately $69,000 at June 30, 2012 and approximately $70,000 at December 31, 2011, and matures on May 1, 2015. The other loan had a balance of approximately $97,000 on June 30, 2012 and December 31, 2011, and matures on November 23, 2013. The total outstanding balance on these notes was approximately $166,000 and $167,000 at June 30, 2012 and December 31, 2011, respectively.

On April 21, 2010, the Company entered into a term loan facility with a bank for $1,600,000. The loan bears interest at prime plus one percent, with a floor of 7.0%, and requires monthly interest payments. Principal and all unpaid interest was due at maturity which was October 21, 2011. In December 2011, the term loan credit facility was extended through December 19, 2012, and the interest rate was reduced from 7.0% to 5.5%. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at June 30, 2012 and December 31, 2011 was approximately $1,107,000.

On January 27, 2011, United Mortgage Trust initiated a private offering of Secured Subordinated Notes (“Notes,” to accredited investors “Note Holders”). The Notes are being offered through a wholly owned subsidiary, UMT Home Finance II, L.P. (“HF II”). HF II is a Delaware limited partnership that was formed on November 29, 2010 as a Special Purpose Entity, for the purpose of originating and holding loans made to fund the acquisition of finished lots and the construction of single-family homes on the subject lots (“Loans”). HF II will issue up to $5 million in 7.5% Notes. The Notes will be secured by an undivided security interest on the pool of loans owned by HF II. The offering of the Notes is not registered under the Securities Act, in reliance upon the exemption from registration for non-public offerings provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933. As of June 30, 2012, approximately $972,000 was outstanding, and as of December 31, 2011, approximately $300,000 was outstanding. Approximately $100,000, $150,000, $50,000, $500,000, $75,000, and $97,000 matures on, March 1, 2016, April 1, 2016, April 1, 2017, August 1, 2017, September 1, 2017, and March 1, 2018, respectively.

On May 27, 2011, the Company entered into a term line of credit facility with a bank for $4,300,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is May 27, 2014. The loan is secured by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at June 30, 2012 and December 31, 2011, was approximately $4,012,000 and $2,253,000, respectively.

On August 1, 2011, the Company entered into a term line of credit facility with a bank for $250,000. The loan bears interest at prime plus one percent, with a floor of 4.75%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is August 1, 2012. The loan was collateralized by a first lien security interest in the underlying real estate financed by the loan. This loan was paid in full in May 2012, and the outstanding balance on this loan at June 30, 2012 and December 31, 2011, was approximately $0 and $104,000, respectively.

On October 26, 2011, the Company entered into a term line of credit facility with a bank for $5,000,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is October 26, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at June 30, 2012 and December 31, 2011, was approximately $108,000 and $181,000. The Company was in compliance with all of its debt covenants as of June 30, 2012.

Our primary sources of funds for liquidity consist of our dividend reinvestment plan, repayments of principal on our loans made to purchase mortgage investments, and bank lines of credit. The table below summarizes certain liquidity sources and uses for the six-month periods ended June 30, 2012 and June 30, 2011:

	2012	2011
Shares issued	11,534	12,742
Proceeds from issuance of shares of beneficial interest	$235,000	$200,000
Number of shares returned to treasury	9,226	5,983
Purchase of treasury stock	($169,000)	($94,000)
Principal receipts:
First lien mortgage notes and trust receivables	$182,000	$261,000
Real estate owned (investments)	$582,000	$2,277,000
Interim loans	-	$312,000
Interim loans, affiliates	$702,000	$611,000
Lines of credit	($916,000)	$986,000
Lines of credit, affiliates	($319,000)	($483,000)
Net borrowings – line of credit payable	$1,058,000	$1,604,000
Net borrowings – notes payable	$671,000	$344,000

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

Shares issued in the aggregate, as of June 30, 2012 and 2011, were 8,336,340 and 8,312,508, respectively. Shares retired to treasury through our share redemption plan in the aggregate were 1,896,562 and 1,879,186 through June 30, 2012 and 2011, respectively. Total shares outstanding were 6,439,778 and 6,433,322, at June 30, 2012 and 2011, respectively. As of June 30, 2012, inception to date gross offering proceeds from all public offerings were approximately $166,115,000 and net proceeds after fees, marketing reallowance and commissions were approximately $147,387,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes primarily as a result of the method by which our bank credit facilities are calculated at a fixed percentage1.0% over bank prime lending rate.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, consisting of the individual who serves as our President, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2012. Based on such evaluation, management has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the second fiscal quarter of 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There is currently no established public trading market for our shares. As an alternative means of providing limited liquidity for our shareholders, we maintain a Share Redemption Plan, (“SRP”).  Under the terms of our plan as modified and effective on May 1, 2009, shareholders who have held their shares for at least one year are eligible to request that we repurchase their shares. In any consecutive 12 month period we may not repurchase more than 5% of the outstanding shares at the beginning of the 12 month period. The repurchase price is based on the “Net Asset Value” (NAV) as of the end of the month prior to the month in which the redemption is made. The NAV will be established by our Board of Trustees no less frequently than each calendar quarter. For reference, at June 30, 2012 and December 31, 2011, the NAV was $15.22 and $15.39 per share, respectively. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that the request is made within 270 days after of the event giving rise to such exigent circumstances. Previously, there was no hardship exemption. Shares will be redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter will be carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Previously, shares were redeemed monthly. Repurchases are subject to cash availability and Trustee discretion. Previously, the SRP provided that repurchases were subject to the availability of cash from the DRIP or the Company’s credit line. We have also purchased a limited number of shares outside of our SRP from shareholders with special hardship considerations.

The Company complies with Distinguishing Liabilities from Equity topic of FASB Accounting Standards Codification, which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value. We believe that shares tendered for redemption by the shareholder under the Company’s share redemption program do not represent a mandatory obligation until such redemptions are approved at the discretion of our board of trustees. At such time, we will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. As of June 30, 2012 we had approximately $27,000 of approved redemption requests included in our liabilities. These shares were redeemed in July 2012.

Share repurchases have been at prices between NAV, which is calculated and adjusted as necessary on a quarterly basis, and $20 per share. Shares repurchased at the lower price were 1) shares held by shareholders for less than 12 months or 2) shares purchased outside of our SRP. Our stated NAV at June 30, 2012 and December 31, 2011 was $15.22 and $15.39 per share, respectively.

The following table sets forth information relating to shares of beneficial interest repurchased into treasury during the period covered by this report.

Month	Total number of shares repurchased	Average Purchase Price	Total number of shares purchased as part of a publicly announced plan	Total number of shares purchased outside of plan
January	302	$15.50	302	-
February	2,298	$15.50	2,298	-
March	1,332	$15.50	1,332	-
April	1,849	$15.39	1,849	-
May	2,233	$15.37	2,233	-
June	1,212	$15.29	1,212	-
Totals	9,226	$15.41	9,226	-

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)	There has been no material default with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Form of Second Amended Restated Declaration of Trust	*

3.2	Bylaws of the Company	*

4.1	Form of certificate representing the shares	*

4.2	Dividend Reinvestment Plan (incorporated by reference from the prospectus to the Company's Registration Statement on Form S-3POS (File no, 333-136107), that became effective October 16, 2006))	**

4.3	Description of Share Repurchase Program (incorporated by reference from the prospectus to the Company's Registration Statement on Form S-3POS (File no, 333-136107), that became effective October 16, 2006))	**

4.4	Amended Share Redemption Plan and Dividend Reinvestment Plan (filed as Exhibit 99.1 to Form 8-K filed June 1, 2010 and incorporated herein by reference)

10.1	Second Amended and Restated Subordination and Intercreditor Agreement entered into as of June 21, 2010, by and between the Company, UDF and a private investor (filed as Exhibit 10.1 to Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference)

10.2	Amended and Restated Variable Amount Promissory Note between the Company and UMTH Lending Company, L.P. dated July 1, 2010 (filed as Exhibit 10.2 t o Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference)

10.3	Economic Interest Participation Agreement and Purchase Option between United Mortgage Trust and United Development Funding III, L.P. dated September 19, 2008 (filed as Exhibit 10.1 to Form 10-Q for the Quarter Ended September 30, 2008 and incorporated herein by reference)

10.4	Participation Agreement between United Mortgage Trust and United Development Funding III, L.P., dated September 30, 2008 (filed as Exhibit 10.2 to Form 10-Q for the Quarter Ended September 30, 2008 and incorporated herein by reference)

10.5	Advisory Agreement dated August 14, 2006 between the Company and UMTH General Services, L.P. (incorporated by reference from Form 8-K filed August 16, 2006)

10.6	Form of Mortgage Servicing Agreement between the Company and South Central Mortgage, Inc. at a later date assigned to Prospect Service Corp.	*

10.7	Second Amended Secured Line of Credit Promissory Note and Security Agreement between the Company and United Development Funding, L.P. dated June 20, 2006 (incorporated by reference from Form 8-K filed June 21, 2006)

10.8	Secured Variable Amount Promissory Note dated December 31, 2005 issued by Capital Reserve Group, Inc. (incorporated by reference from Form 8-K filed March 31, 2006)

10.9	Secured Variable Amount Promissory Note dated December 31, 2005 issued by South Central Mortgage, Inc. (incorporated by reference from Form 8-K filed March 31, 2006)

10.10	Secured Variable Amount Promissory Note dated December 31, 2005 issued by Ready America Funding Corp. (incorporated by reference from Form 8-K filed March 31, 2006)

10.11	Form of Assignment of Limited Partnership Interest as Collateral Dated December 31, 2005 between the Company and Capital Reserve Group, Inc., South Central Mortgage, Inc., Ready America Funding Corp. and WLL, L.P. (incorporated by reference from Form 8-K filed March 31, 2006)

10.12	Guaranty dated December 31, 2005 between the Company and Ready Mortgage Corp. (incorporated by reference from Form 8-K filed March 31, 2006)

10.13	Guaranty dated December 31, 2005 between the Company and WLL, L.P. (incorporated by reference from Form 8-K filed March 31, 2006)

10.14	Guaranty dated December 31, 2005 between the Company and UMT Holdings, L.P. (incorporated by reference from Form 8-K filed March 31, 2006)

10.15	Intercreditor and Subordination Agreement dated December 31, 2005 between the Company and UMT Holdings, L.P. (incorporated by reference from Form 8-K filed March 31, 2006)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

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

UNITED MORTGAGE TRUST

Date: August 14, 2012	By	/s/ Stuart Ducote
President

