Form 10-Q
period 2012-09-30
UNITED MORTGAGE TRUST
filed 2012-11-14
CIK 101390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the Registrant’s shares of beneficial interest, par value $0.01 per share, as of the close of business on November 14, 2012 was 6,438,134.

UNITED MORTGAGE TRUST

INDEX

PART I - FINANCIAL INFORMATION

UNITED MORTGAGE TRUST

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Cash and cash equivalents	$834,998	$363,561

Mortgage investments:
Investment in trust receivable	934,967	1,098,797
Investment in residential mortgages	4,126,196	4,904,537
Interim mortgages, related party	16,286,059	17,319,590
Interim mortgages	35,886	35,886
Allowance for loan losses	(314,277)	(340,487)
Total mortgage investments	21,068,831	23,018,323

Lines of credit receivable, related party	88,880,261	78,356,781
Lines of credit receivable	3,966,946	4,132,639
Accrued interest receivable	1,554,818	1,433,610
Accrued interest receivable, related party	7,850,989	9,032,145
Reserves – accrued interest receivable	(2,920,217)	(2,418,413)
Recourse obligations, related party	18,500,966	18,361,710
Real estate owned, net	9,385,306	11,090,796
Deficiency notes	8,642,924	8,063,129
Deficiency note, related party	30,273,491	29,507,820
Allowance for loan losses – deficiency notes	(5,120,746)	(4,757,746)
Other assets	346,548	445,584
Total assets	$183,265,115	$176,629,939

Liabilities and Shareholders’ Equity
Liabilities:
Dividends payable	$311,000	$310,000
Lines of credit payable	7,380,905	6,680,333
Accounts payable and accrued liabilities	735,684	936,279
Accounts payable and accrued liabilities, related party	426,931	2,522,158
Participation payable, related party	74,699,299	65,503,661
Notes payable	2,245,607	1,574,521
Total liabilities	85,799,426	77,526,952

Commitments and contingencies
Shareholders' equity:
Shares of beneficial interest; $0.01 par value; 100,000,000 shares authorized; 8,341,008 and 8,324,756 shares issued in 2012 and 2011, respectively; and 6,439,054 and 6,437,420 outstanding in 2012 and 2011, respectively	83,410	83,227
Additional paid-in capital	147,457,708	147,151,952
Cumulative distributions in excess of earnings	(13,339,569)	(11,620,748)
	134,201,549	135,614,431
Less treasury stock of 1,901,954 and 1,887,336 shares in 2012 and 2011, respectively, at cost	(36,735,860)	(36,511,444)
Total shareholders' equity	97,465,689	99,102,987
Total liabilities and shareholders' equity	$183,265,115	$176,629,939

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest Income:
Interest and fees on loans-related parties	$1,060,471	$929,513	$3,248,299	$2,928,375
Interest and fees on loans	278,163	317,164	794,702	1,009,297
Total interest income	1,338,634	1,246,677	4,043,001	3,937,672

Interest Expense:
Long term debt - related parties	30,166	20,250	89,020	54,779
Long term debt	166,750	140,562	502,432	363,466
Total interest expense	196,916	160,812	591,452	418,245
Net interest income	1,141,718	1,085,865	3,451,549	3,519,427

Provision for loan losses	223,000	180,000	643,000	540,000
Net interest income after provision for loan losses	918,718	905,865	2,808,549	2,979,427

Noninterest Expense
Trust administration fee-related parties	249,999	249,999	749,998	749,997
Loan servicing fee-related parties	4,570	5,257	15,288	17,255
General and administrative-related parties	19,427	18,972	57,925	56,916
General and administrative	305,217	283,980	903,948	917,470
Total noninterest expense	579,213	558,208	1,727,159	1,741,638

Net income	$339,505	$347,657	$1,081,390	$1,237,789

Net income per share of beneficial interest	$0.05	$0.05	$0.17	$0.19

Weighted average shares outstanding	6,439,657	6,434,600	6,439,241	6,431,835

Distributions per weighted share outstanding	$0.15	$0.14	$0.43	$0.43

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating Activities
Net income	$1,081,390	$1,237,789
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	643,000	540,000
Depreciation and amortization	13,303	5,783
Changes in assets and liabilities:
Accrued interest receivable, net	60,098	(603,103)
Accrued interest receivable, affiliates, net	(1,796,707)	(1,015,477)
Other assets	85,733	9,069
Accounts payable and accrued liabilities	(199,595)	(30,938)
Accounts payable and accrued liabilities, affiliates	216,245	560,374
Net cash provided by operating activities	103,467	703,497

Investing Activities
Principal receipts on trust receivables	163,830	115,640
Investments in residential mortgages	-	(124,000)
Principal receipts on residential mortgages	548,156	725,546
Investment in interim mortgages and deficiency notes	-	(41,575)
Principal receipts on interim mortgages and deficiency notes	-	324,555
Investments in interim mortgages and deficiency notes, affiliates	-	(2,024,034)
Principal receipts on interim mortgages and deficiency notes, affiliates	905,223	396,905
Investments in recourse obligations, affiliates	-	(55,528)
Principal receipts from recourse obligations, affiliates	4,315	5,733
Principal investments in lines of credit receivable, affiliates	(504,771)	(1,371,214)
Principal receipts from lines of credit receivable	165,693	833,486
Investments in real estate owned	(177,136)	(1,156,809)
Principal receipts from real estate owned	609,690	3,357,829
Net cash provided by investing activities	1,715,000	986,534

Financing Activities
Proceeds from issuance of shares of beneficial interest	305,939	295,754
Net borrowings on lines of credit payable	700,572	921,735
Proceeds from notes payable	1,372,000	345,000
Principal payments on notes payable	(700,914)	(815)
Purchase of treasury stock	(224,416)	(207,200)
Dividends	(2,800,211)	(2,795,945)
Net cash used in financing activities	(1,347,030)	(1,441,471)

Net increase in cash and cash equivalents	471,437	248,560
Cash and cash equivalents at beginning of period	363,561	7,325
Cash and cash equivalents at end of period	$834,998	$255,885

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$403,753	$306,915

Supplemental Disclosure of Noncash Activity:
Transfers of affiliate and non-affiliate loans to foreclosed properties or recourse obligations	$150,926	$296,100
(Increase) participation receivable, affiliates	$(9,195,637)	$(8,452,688)
Increase participation payable, affiliates	$9,195,637	$8,452,688
(Decrease) participation accrued interest receivable , affiliates	$(2,311,472)	$(2,013,196)
Decrease participation accrued interest payable, affiliates	$2,311,472	$2,013,196
(Investment) in lines of credit receivable, affiliates	$(823,072)	$-
Decrease in accrued interest receivable, affiliates	$986,889	$7,179,727
(Increase) interim mortgages & deficiency notes, affiliates	$(1,594,198)	$(16,773,660)
Decrease interim mortgages & deficiency notes, affiliates	$956,836	$9,097,808
Decrease real estate owned	$1,196,911	$496,125
(Increase) interim mortgages & deficiency notes	$(579,795)	$-
(Increase) recourse note, affiliates	$(143,571)	$-

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

The Company follows the accounting for subsidiaries as set forth in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 810 “Consolidations.” The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, in which the Company has a controlling financial interest: UMT HF, UMT HF II, UMT HF III, UMT LT Trust, UMT Properties, LP and UMT 15th Street, LP. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X adopted by the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2011, included in our Annual Report on Form 10-K filed with the SEC on March 30, 2012. Operating results for the nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. Certain prior period amounts have been reclassified to conform to current period presentation.

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

As of September 30 2012, the Company had two deficiency notes with non-affiliates in the total amount of approximately $8,643,000. One note in the amount of approximately $1,725,000 bears interest at a rate of 14% per annum. The second note is in the amount of approximately $6,918,000 with a loss reserve of approximately $5,121,000. The Company does not accrue interest on this note as the underlying collateral value approximates the note balance, net of reserves.

As of December 31, 2011, the Company had two deficiency notes with non-affiliates in the amount of approximately $8,063,000. One note in the amount of approximately $1,725,000 bears interest at a rate of 14% per annum. The second note is in the amount of approximately $6,338,000 with a loss reserve of approximately $4,758,000. The Company does not accrue interest on this note as the underlying collateral value approximates the note balance, net of reserves.

As of December 31, 2007, UMTHLC issued to the Company a variable amount promissory note in the amount of $5,100,000 to evidence its deficiency obligations to the Company.  The initial principal amount of the note was approximately $1,848,000. The principal balance as of September 30, 2012 and December 31, 2011 was approximately $30,273,000 and $29,508,000, respectively. The principal balance will fluctuate from time to time based on the underlying loan activity and the amount of deficiencies realized by the affiliate.  Effective January 2011, the deficiency note was modified and the interest rate was reduced from 10% to 6%. Management has accounted for this loan modification as a modification in the normal course of business and not as a troubled debt restructuring as the borrowers and guarantors have obtained third party financing at current market rates, the modified rate represents a premium over current market rates, the risk characteristics of the third party debt obtained is similar to the modified debt, the loan’s original contractual maturity or expected duration was not extended and the Company expects to receive full payment under the loan. The note requires monthly principal and interest payments based on a ten-year amortization for the outstanding principal balance.  The note is secured by a limited guaranty by UMTHGS, the Advisor, of a monthly amount not to exceed 33% of the advisory fee received by UMTHGS under the terms of its advisory agreement with the Company.

On a quarterly basis, the Company conducts a review of the underlying borrowers and third party guarantors in order to assess their ability to perform their obligations under the terms of the Deficiency Notes based on updated five year forecasts of future cash flows of the underlying borrowers and guarantors. Such ability to perform is principally dependent upon the borrower’s and obligor’s ability to realize cash flows from distributions derived from the pledged collateral sufficient to meet their respective current operational needs, as well as to provide liquidity to fund the debt service requirements under the Company’s notes. Such review includes, but is not limited to the following related to the guarantor: analyzing current financial statements and operating results, analyzing projected future operating results and validating the assumptions used to generate such projections, forecasting future cash flows and assessing the adequacy of these cash flows to service the Company’s notes, conducting discussions with and obtaining representations from the guarantors’ management with respect to their current and projected operating results. Based on such reviews, the Company has concluded that the guarantor has the ability to perform under their repayment obligations and that the Deficiency Note balance is fully realizable over their terms. Accordingly, the Company has not recorded any reserves on the principal portion of these loans.

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

2) UMTHLC is a Delaware limited partnership, and subsidiary of UMTH.  The Company has loaned money to UMTHLC so it can make loans to its borrowers. The loans are collaterally assigned to the Company as security for the promissory note between UMTHLC and the Company. The unpaid principal balance of the loans at September 30, 2012 and December 31, 2011 was approximately $7,495,000 and $7,861,000 respectively.

On March 26, 2009, the Company executed a secured line of credit promissory note with UMTHLC in the amount of $8,000,000. The note bears interest at 12.50% per annum, had an original maturity date of March 26, 2012 and is secured by first lien mortgage interests in single family residential properties. Effective March 2012, the promissory note’s maturity date was extended to September 30, 2012. The Company is negotiating an extension of this loan with UMTHLC with similar terms. The outstanding balance on this line of credit at September 30, 2012 and December 31, 2011 was approximately $7,495,000 and $6,990,000, respectively, and is included in the balances noted in the paragraph above.

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

4) RAFC is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter. RAFC is in the business of financing interim loans for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors. The Company continues to directly fund obligations under one existing RAFC loan, which was collaterally assigned to the Company, but does not fund new originations. The unpaid principal balance of the loans at September 30, 2012 and December 31, 2011 was approximately $16,286,000 and $16,449,000, respectively.

5) Wonder Funding, LP (“Wonder”) is a Delaware limited partnership that is owned by RMC. RMC is beneficially owned by Craig Pettit, a partner of UMTH and the sole proprietor of two companies that own 50% of RAFC. Wonder is in the business of financing interim loans for the purchase of land and the construction of single family homes and the purchase and renovation of single family homes. The Company has ceased funding any new originations. As of September 30, 2012 and December 31, 2011, respectively, all remaining obligations owed by Wonder to the Company are included in the recourse obligations discussed below.

6) Recourse Obligations. The Company has made recourse loans to (a) CRG, which is owned by Todd Etter and William Lowe, (b) RAFC, which is owned by SCMI and two companies owned by Craig Pettit, Eastern Intercorp, Inc. and Ready Mortgage Corp. (“RMC”), and (c) SCMI, which is owned by Todd Etter, (these companies are referred to as the "originating companies").  In addition to the originating companies discussed above, the Company made loans with recourse to Wonder.  Each of these entities used the proceeds from such loans to originate loans, that are referred to as "underlying loans," that are pledged to the Company as security for such originating company's loan obligations to the Company.  When principal and interest on an underlying loan are due in full, at maturity or otherwise, the corresponding obligation owed by the originating company to the Company is also due in full.

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

On March 30, 2006, but effective December 31, 2005, the Company and each originating company agreed to consolidate (1) all outstanding amounts owed by such originating company to the Company under the loans made by the Company to the originating company and under the deficiency notes described above and (2) the estimated maximum future liability to the Company under the recourse arrangements described above, into secured promissory notes (“Recourse Obligations”).  Each originating company issued to the Company a secured variable amount promissory note dated December 31, 2005 (the “Secured Notes”) in the principal amounts shown below, which amounts represent all principal and accrued interest owed as of such date. The initial principal amounts are subject to increase up to the maximum amounts shown below if the Company incurs losses upon the foreclosure of loans covered by recourse arrangements with the originating company.  The Secured Notes (including related guaranties discussed below) are secured by an assignment of the distributions on the Class C units, Class D units and Class EIA units of limited partnership interest of UMT Holdings held by each originating company.

Name	Initial principal amount	Balance at September 30, 2012	Promissory Note principal amount (2)	Units pledged as security	C Units distributed during 2012	Units remaining	Estimated Collateral Value (3)
CRG	$2,725,442	$4,530,161	$4,300,000	4,984 Class C and 2,710 Class D	91	2,602 Class C and 2,710 Class D	$5,338,000
RAFC	$3,243,369	$8,531,375	$7,100,000	11,228Class C & 6,659 Class D	325	9,392 Class C & 6,659 Class D	$13,527,000
SCMI	$3,295,422	$3,480,792	$3,488,643	4,545 Class C and 3,000 Class D	37	1,064 Class C and 3,000 Class D	$5,472,000
RAFC / Wonder(1)	$1,348,464	$1,958,637	$1,400,000	1,657 Class C	56	1,601 Class C	$1,601,000
Wonder Indemnification (1)	n/a	n/a	n/a	$1,134,000	-	n/a	$822,000
Totals	$10,612,697	$18,500,965	$16,288,643				$26,760,000

(1)	Wonder is collateralized by an indemnification agreement from RMC in the amount of $1,134,000, which includes the pledge of 3,870 C Units. 2,213 of the pledged C Units also cross-collateralize the RAFC obligation.
(2)	The CRG, RAFC and Wonder balances at September 30, 2012 exceeded the stated principal amount per their variable Secured Notes by approximately $230,000, $1,431,000 and $559,000, respectively. Per the terms of the Secured Notes, the unpaid principal balance may be greater or less than the initial principal amount of the note and is not considered an event of default. The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the Unpaid Principal Balance (“UPB”) than we originally anticipated and outpaced the minimum principal reductions scheduled for the loans.
(3)	Estimated collateral value reflects the pledge of D units of limited partnership interest of UMTH held by WLL, Ltd., RAFC and KLA, Ltd. UMTH D units represent equity interests in UMT Holdings, LP. Pledge of the UMTH D units entitles the beneficiary to a pro-rata share of UMTH partnership D unit cash distributions

Through September 2007, the Secured Notes incurred interest at a rate of 10% per annum. The CRG, RAFC, and RAFC/Wonder Secured Notes amortize over 15 years. The SCMI Secured Note amortizes over approximately 22 years, which was the initial amortization of the deficiency notes from SCMI that were consolidated. The Secured Notes required the originating company to make monthly payments equal to the greater of (1) principal and interest amortized over 180 months and 264 months, respectively, or (2) the amount of any distributions paid to the originating company with respect to the pledged Class C and EIA units. Effective October 2007, the recourse loans were modified to accommodate the anticipated increases in principal balances throughout the remaining liquidation periods of the underlying assets, modify the amortization schedules for the period of July 2007 through June 2009, and reduce the interest rate from 10% to 6%. The above modifications have been extended through December 31, 2012. Management has accounted for these as loan modifications in the normal course of business, and not as a troubled debt restructuring, as the underlying collateral value exceeds the outstanding loan amounts, the modifications did not include an extension of the debt’s original contractual maturity or expected duration, the borrowers and guarantors have obtained third party financing at current market rates, the modified rate represents a premium over current market rates and the risk characteristics of the third party debt obtained is similar to the modified debt. The Company expects to receive full repayment under the loans.

On a quarterly basis, the Company conducts a review of the collateral pledged by the underlying borrowers and third party guarantors in order to assess their ability to perform their obligations under the terms of the Recourse Obligations. The collateral pledged consists of class C, class D and class EIA ownership units of UMT Holdings, L.P. These units represent capital shares in UMT Holdings, L.P. and are eligible for, and receive, quarterly distributions from UMT Holdings, L.P. Such ability to perform is principally dependent upon the forecasted cash distributions associated with the pledged collateral and the ability of the distributions to meet the debt service requirements under the Secured Notes. The review includes analyzing projected future distribution sources and amounts, validating the assumptions used to generate such projections, assessing the ability to execute on the business plan, conducting discussions with and obtaining representations from the guarantors’ management with respect to their current and projected distribution amounts. The value of the pledged collateral is estimated using a discounted cash flow model that is reviewed and updated each quarter. Based on such reviews, the Company has concluded that the guarantors have the ability to perform their obligations under the guaranties and that the Recourse Obligations are fully realizable. Accordingly, the Company has not recorded any reserves on these loans.

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

These loans were reviewed by management and no loss reserves on principal amounts are deemed necessary at September 30, 2012.

7) On June 20, 2006, the Company entered into a Second Amended and Restated Secured Line of Credit Promissory Note as modified by an amendment effective September 1, 2006 - (the "Amendment") with UDF, a Delaware limited partnership that is affiliated with the Company's Advisor, UMTHGS.  The Amendment increased an existing revolving line of credit facility ("Loan") to $45 million. The purpose of the Loan is to finance UDF's loans and investments in real estate development projects. On July 29, 2009, our trustees approved an amendment to increase the revolving line of credit facility to an amount not to exceed $60,000,000. Effective December 31, 2010, the loan was extended for a period of one year and the loan amount was increased from $60,000,000 to $75,000,000. Effective December 31, 2011, the loan was extended for a period of one year and matures on December 31, 2012.

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

The Option gives UDF III the right to convert its economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Loan and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while UDF III owns an economic interest in the UMT Loan.  If UDF III exercises its Option and acquires a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UDF III and UMT will participate in the control and management of the UMT Loan. At September 30, 2012 and December 31, 2011, UDF III had funded approximately $74,699,000 and $65,504,000 to UDF under the Economic Interest Participation Agreement at September 30, 2012 and December 31, 2011, respectively. UMT had funded approximately $6,686,000 and $5,863,000 to UDF under this agreement at September 30, 2012 and December 31, 2011, respectively.

On June 21, 2010, UDF entered into a new promissory note agreement with a private investor, the proceeds from which were used to pay off in full an existing credit facility that UDF had with Textron Financial Corporation. Pursuant with this transaction, the Company entered into a second amendment to our subordination and intercreditor agreement which subordinates the UMT loan to the new loan from the private investor, reducing the amount subject to subordination from $30,000,000 to $15,000,000

The following table summarizes the affiliate lines of credit receivable as of September 30, 2012 and December 31, 2011:

	2012	2011
UDF I	$6,686,000	$5,863,000
UDF III Economic Interest Participation Agreement	74,699,000	65,504,000
UMTH LC	7,495,000	6,990,000
Balance, end of period	$88,880,000	$78,357,000

8) Loans made to affiliates of the Advisor. Below is a table of the aggregate principal amount of mortgages funded during the quarters ended September 30, 2012 and 2011, respectively, to the companies affiliated with the Advisor, and named in the table and aggregate amount of draws made by UMTHLC under the line of credit, during the three quarters indicated:

Affiliated Company	2012	2011
UMTHLC	$520,000	$651,000

9) As of August 1, 2006, (now subject to an Advisory Agreement effective January 1, 2009) the Company entered into an Advisory Agreement with UMTHGS. Under the terms of the agreement, UMTHGS is paid a monthly trust administration fee. The fee is calculated monthly depending on the Company’s annual distribution rate, ranging from 1/12th of 1% up to 1/12th of 2% of the amount of average invested assets per month. During the three months ended September 30, 2012 and September 30, 2011, the expenses for the Company’s Advisor were approximately $250,000 for both periods, respectively, and actual payments were approximately, $41,000, and $91,000, respectively. During the nine months ended September 30, 2012 and September 30, 2011, the expenses for the Company’s Advisor were approximately$750,000, for both periods, respectively, and actual payments made were approximately, $462,000 and $247,000, respectively. The Advisor and its affiliates are also entitled to reimbursement of costs of goods, materials and services obtained from unaffiliated third parties for the Company’s benefit, except for note servicing and for travel and expenses incurred in connection with efforts to acquire investments for the Company or to dispose of any of its investments. The Company paid the Advisor approximately $13,000 and $0, during three months ending September 30, 2102 and September 30, 2011 and approximately $57,000 and $38,000, during the nine months ending September 30, 2012 and September 30, 2011 as reimbursement for costs of approximately $57,000, respectively, associated with providing shareholder relations activities.

The agreement also provides for a subordinated incentive fee equal to 25% of the amount by which the Company’s net income for a year exceeds a 10% per annum non-compounded cumulative return on its adjusted contributions. No incentive fee was paid during 2012 or 2011. In addition, for each year in which it receives a subordinated incentive fee, the Advisor will receive a 5-year option to purchase 10,000 Shares at a price of $20.00 per share (not to exceed 50,000 shares). As of September 30, 2012, the Advisor has not received options to purchase shares under this arrangement.

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

The Advisory Agreement also provides for the Company to pay to the Advisor, or an Affiliate of the Advisor, a debt placement fee.  The Company may engage the Advisor, or an Affiliate of the Advisor, to negotiate lines of credit on behalf of the Company.  UMT shall pay a negotiated fee, not to exceed 1% of the amount of the line of credit secured, upon successful placement of the line of credit. During the three months ending September 30, 2012 and September 30, 2011, the Company paid debt placement fees of approximately $0 and $5,000, respectively, to an affiliate of the Advisor, and expensed approximately $6,000, and $8,000, respectively. During the nine months ending September 30, 2012, and September 30, 2011, the Company paid debt placement fees of approximately $0, and $48,000, respectively, to an affiliate of the Advisor, while expensing approximately $22,000, and $17,000, respectively. These fees are amortized monthly, as an adjustment to interest expense, over the term of the credit facility agreements described in Note 6.

10) The Company pays loan servicing fees to PSC, a subsidiary of UMTH, under the terms of a Mortgage Servicing Agreement. The Company paid loan servicing fees of approximately $5,000 in both of the three month periods ending September 30, 2012 and 2011, and approximately $15,000, and $17,000, during the nine months ending September 30, 2012 and September 30, 2011, respectively.

11) The Company pays “guarantee” credit enhancement fees to UDF III, as specified under the terms of the UDF Guarantee agreement. In the three months ending September 30, 2012 and September 30, 2011 the Company made payments of approximately, $10,000 and $0, respectively, and in the nine months ending September 30, 2012 and September 30, 2011, the Company paid credit enhancement fees of approximately $27,000 and $13,000, respectively. In the three months ending September 30, 2012 and September 30, 2011 the credit enhancement expenses were approximately $24,000 and $12,000, respectively, and in the nine months ending September 30, 2012 and September 30, 2011, the related credit enhancement expenses were approximately $67,000 and $37,000, respectively.

12) Affiliates of the Company, UDF LOF, UDF IV and UDF X, are reimbursed for their degree of invested “participatory” interest in the Company’s construction loans, the degree of invested interest is not to exceed $2,000,000. The Company made payments of such participation interest, as a net amount against the construction loan interest, in the three months ending September 30, 2012 and September 30, 2011 of approximately $831,000 and $214,000, respectively, and in the nine months ending September 30, 2012 and September 30, 2011, made payments of approximately $1,881,000 and $545,000, respectively.

13) The Company pays UMTH LD administrative and origination fees for the construction loans in which UDF affiliates take an invested interest in. The fees are withheld from construction draws funded to the borrower and are in turn paid directly to UMTH LD. In the three months ending September 30, 2012 and September 30, 2011, payments were made for the above administrative and origination fees of approximately $40,000, and $31,000, respectively, and in the nine months ending September 30, 2012 and September 30, 2011, payments were made of approximately $150,000 and $108,000, respectively.

The table below summarizes the approximate payments associated with related parties for the three months ended September 30, 2012 and 2011:

Related Party Payments:
		For Three Months Ended
Payee	Purpose	September 30, 2012		September 30, 2011
UMTHGS	Trust administration fees	$41,000	76%	$91,000	99%
UMTHGS	General & administrative - shareholder relations	13,000	24%	-	-
UMTHGS	General & administrative – misc.	-	-	1,000	1%
		$54,000	100%	$92,000	100%

PSC	Loan servicing fee	$5,000	100%	$5,000	100%
PSC	General & administrative – misc.	-	-	-	-
		$5,000	100%	$5,000	100%

UMTH	Debt placement fees	-	-	5,000	100%

UDF III	Credit enhancement fees	10,000	100%	-	-

UDF LOF	Participation interest paid	-	-	52,000	100%

UDF IV	Participation interest paid	831,000	100%	109,000	100%

UDF X	Participation interest paid	-	-	53,000	100%

UMTH LD	Admin and origination fees paid	40,000	100%	31,000	100%

The table below summarizes the approximate expenses associated with related parties for the three months ended September 30, 2012 and 2011:

Related Party Expenses:
		For Three Months Ended
Payee	Purpose	September 30, 2012		September 30, 2011
UMTHGS	Trust administration fees	$250,000	93%	$250,000	93%
UMTHGS	General & administrative - shareholder relations	19,000	7%	19,000	7%
UMTHGS	General & administrative – misc.	-	0%	1,000	0%
		$269,000	100%	$270,000	100%

PSC	Loan servicing fee	$5,000	100%	$5,000	100%
PSC	General & administrative – misc.	-	0%	-	0%
		$5,000	100%	$5,000	100%

UMTH	Debt placement fees	6,000	100%	8,000	100%

UDF III	Credit enhancement fees	24,000	100%	12,000	100%

The table below summarizes the approximate payments associated with related parties for the nine months ended September 30, 2012 and 2011:

Related Party Payments:
		For Nine Months Ended
Payee	Purpose	September 30, 2012		September 30, 2011
UMTHGS	Trust administration fees	$462,000	89%	$247,000	86%
UMTHGS	General & administrative - shareholder relations	57,000	11%	38,000	13%
UMTHGS	General & administrative – misc.	-	0%	2,000	1%
		$519,000	100%	$287,000	100%

PSC	Loan servicing fee	$15,000	100%	$17,000	94%
PSC	General & administrative – misc.	-	0%	1,000	6%
		$15,000	100%	$18,000	100%

UMTH	Debt placement fees	-	-	48,000	100%

UDF III	Credit enhancement fees	27,000	100%	13,000	100%

UDF LOF	Participation interest paid	-	-	238,000	100%

UDF IV	Participation interest paid	1,858,000	100%	229,000	100%

UDF X	Participation interest paid	23,000	100%	78,000	100%

UMTH LD	Admin and origination fees paid	150,000	100%	108,000	100%

The table below summarizes the approximate expenses associated with related parties for the nine months ended September 30, 2012 and 2011:

Related Party Expenses:
		For Nine Months Ended
Payee	Purpose	September 30, 2012		September 30, 2011
UMTHGS	Trust administration fees	$750,000	93%	$750,000	93%
UMTHGS	General & administrative - shareholder relations	58,000	7%	57,000	7%
UMTHGS	General & administrative – misc.	-	0%	2,000	0%
		$808,000	100%	$809,000	100%

PSC	Loan servicing fee	$15,000	100%	$17,000	81%
PSC	General & administrative – misc.	-	0%	4,000	19%
		$15,000	100%	$21,000	100%

UMTH	Debt placement fees	22,000	100%	17,000	100%

UDF III	Credit enhancement fees	67,000	100%	37,000	100%

5.	Fair Value of Financial Instruments

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

During August 2009, the Company entered into a term line of credit facility with a bank for $5,000,000. The line of credit bears interest at prime plus one percent, with a floor of 5.50% and requires monthly interest payments. Principal and all unpaid interest was due at maturity, August 29, 2012. Effective September 5, 2012, this term line of credit facility was renewed with the lender and the principal and all unpaid interest will be due at maturity, September 5, 2015. All other terms remain the same. The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit. The outstanding balance on this line of credit was approximately $3,618,000 and $4,143,000 at September 30, 2012 and December 31, 2011, respectively.

On May 27, 2011, the Company entered into a term line of credit facility with a bank for $4,300,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is May 27, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at September 30, 2012 and December 31, 2011 was approximately $3,665,000, and $2,253,000, respectively.

On August 1, 2011, the Company entered into a term line of credit facility with a bank for $250,000. The loan bears interest at prime plus one percent, with a floor of 4.75%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is August 1, 2012. This loan was collateralized by a first lien security interest in the underlying real estate financed by the loan. This line of credit was paid in full in May 2012, and the outstanding balance on this loan at September 30, 2012 and December 31, 2011, was approximately $0, and $104,000, respectively.

On October 26, 2011, the Company entered into a term line of credit facility with a bank for $5,000,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is October 26, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at September 30, 2012 and December 31, 2011, was approximately $97,000, and $181,000, respectively.

The Company was in compliance with all of its debt covenants as of September 30, 2012.

7.	Notes Payable

In March, 2010, the Company entered into two residential mortgage loans, with full recourse, to unaffiliated investors for approximately $169,000. These notes payable were accounted for as recourse borrowings. The notes require monthly principal and interest payments at a rate of 9.5% amortized over 30 years with all unpaid principal and interest due at maturity. One loan had a balance of approximately $70,000 at September 30, 2012 and December 31, 2011, and matures on May 1, 2015. The other loan had a balance of approximately $96,000 on September 30, 2012 and December 31, 2011, and matures on November 23, 2013. The total outstanding balance on these notes was approximately $166,000 and $166,000, at September 30, 2012 and December 31, 2011, respectively.

On April 21, 2010, the Company entered into a term loan credit facility with a bank for $1,600,000. The loan bears interest at prime plus one percent, with a floor of 7.0%, and requires monthly interest payments. Principal and all unpaid interest was due at maturity which was October 21, 2011. In December 2011, the term loan credit facility was extended through December 19, 2012, and the interest rate was reduced from 7.0% to 5.5%. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at September 30, 2012 and December 31, 2011, was approximately $1,107,000.

On January 27, 2011, United Mortgage Trust initiated a private offering of Secured Subordinated Notes (“Notes,” to accredited investors “Note Holders”). The Notes are being offered through a wholly owned and consolidated subsidiary, UMT Home Finance II, L.P. (“HF II”). HF II is a Delaware limited partnership that was formed on November 29, 2010 as a Special Purpose Entity, for the purpose of originating and holding loans made to fund the acquisition of finished lots and the construction of single-family homes on the subject lots (“Loans”). HF II will issue up to $5 million in 7.5% Notes. The Notes will be secured by an undivided security interest on the pool of loans owned by HF II. The offering of the Notes is not registered under the Securities Act, in reliance upon the exemption from registration for non-public offerings provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933. As of September 30, 2012, approximately $972,000 was outstanding, and as of December 31, 2011, approximately $300,000 was outstanding. Approximately $100,000, $150,000, $50,000, $500,000, $75,000, and $97,000 matures on, March 1, 2016, April 1, 2016, April 1, 2017, August 1, 2017, September 1, 2017, and March 1, 2018, respectively.

8.	Share Redemption Program

There is currently no established public trading market for our shares. As an alternative means of providing limited liquidity for our shareholders, we maintain a Share Redemption Plan, (“SRP”).  Our trustees have the discretion to modify or terminate the SRP upon 30 days’ notice. Under the terms of our plan as modified and effective on May 1, 2009 (see below for a further description of the plan modifications), shareholders who have held their shares for at least one year are eligible to request that we repurchase their shares. In any consecutive 12-month period we may not repurchase more than 5% of the outstanding shares at the beginning of the 12-month period. The repurchase price is based on the “Net Asset Value” (NAV) as of the end of the month prior to the month in which the redemption is made. The NAV will be established by our Board of Trustees no less frequently than each calendar quarter. For reference, at September 30, 2012 and December 31, 2011, the NAV was $15.14 and $15.39 per share, respectively. Under the prior SRP terms, the redemption price was $20.00 per share. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests. A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that the request is made within 270 days after of the event giving rise to such exigent circumstances. Previously, there was no hardship exemption. Shares will be redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter will be carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Previously, shares were redeemed monthly. Repurchases are subject to cash availability and Trustee discretion. Previously, the SRP provided that repurchases were subject to the availability of cash from the DRIP or the Company’s credit line. We have also purchased a limited number of shares outside of our SRP from shareholders with special hardship considerations.

Share repurchases have been at prices between $15.22 and $20 per share. Shares repurchased at the lower price were 1) shares held by shareholders for less than 12 months or 2) shares purchased outside of our SRP. Our stated NAV at September 30, 2012 and December 31, 2011, was $15.14 and $15.39 per share, respectively.

The Company complies with Distinguishing Liabilities from Equity topic of FASB Accounting Standards Codification, which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value. We believe that shares tendered for redemption by the shareholder under the Company’s share redemption program do not represent a mandatory obligation until such redemptions are approved at the discretion of our board of trustees. At such time, we will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. As of September 30, 2012, the Company had no approved redemption requests included in our liabilities.

The following table sets forth information relating to shares of beneficial interest repurchased into treasury during the period covered by this report.

Month	Total number of shares repurchased	Average Purchase Price	Total number of shares purchased as part of a publicly announced plan	Total number of shares purchased outside of plan
January	302	$15.50	302	-
February	2,298	$15.50	2,298	-
March	1,332	$15.50	1,332	-
April	1,849	$15.39	1,849	-
May	2,233	$15.37	2,233	-
June	1,212	$15.29	1,212	-
July	1,576	$15.29	1,576	-
August	1,379	$15.25	1,379	-
September	2,437	$15.22	2,437	-
Totals	14,618	$15.35	14,618	-

9.	Subsequent Events

In October 2012, UMT HF II, L.P. sold an additional $100,000 of Secured Subordinated Notes. Through October 2012, approximately $1,072,000 had been raised through this private placement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the availability of and our ability to find suitable mortgage investments; the difficulties of the real estate industry generally in response to the “sub-prime crisis,” the “credit crisis,” the current difficulties in the housing and mortgage financing markets including the impact thereof on the homebuilding industry, the current U.S. and global economic environment and changes in economic and credit market conditions in response to credit and monetary issues in Europe, the impact of tax law changes, changes in interest rates, political developments, our ability to adapt to changing circumstances, the continued financial viability of  affiliates to whom we have extended loans, the level of reinvestment of dividends by our shareholders in our dividend reinvestment plan and the requirement to maintain qualification as a real estate investment trust.  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore we cannot give assurance that such statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or by any other person that the results or conditions described in such statements or in our objectives and plans will be realized. Readers should carefully review our financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2011, as well as those statements contained in this report, and in our other filings with the Securities and Exchange Commission.

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

General Investment Information

United Mortgage Trust (the “Company”) is a Maryland real estate investment trust that qualifies as a real estate investment trust (a “REIT”) under federal income tax laws. Our principal investment objectives are to invest proceeds from our dividend reinvestment plan, financing proceeds, capital transaction proceeds and retained earnings in following types of investments:

(i)	first lien secured interim mortgage loans with initial terms of 12 months or less for the acquisition and renovation of single-family homes, which we refer to as “Interim Loans”;

(ii)	secured line of credit to UMTHLC for origination of Interim Loans;

(iii)	lines of credit and secured loans for the acquisition and development of single-family home lots, referred to as “Land Development Loans”;

(iv)	lines of credit and loans secured by developed single-family lots, referred to as “Finished Lot Loans”;

(v)	lines of credit and loans secured by completed model homes, referred to as “Model Home Loans”;

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

(ix)	discounted cash flows secured by assessments levied on real property

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

The following table illustrates the percentage of our mortgage portfolio dedicated to each mortgage loan category as of September 30, 2012 and December 31, 2011:

Mortgage Category:	September 30, 2012	December 31, 2011
First lien secured interim mortgages 12 months or less and residential mortgages and contracts for deed	19%	21%
Secured interim mortgages and line of credit to UMTHLC	7%	7%
Land development loans	71%	68%
Finished lot loans	2%	2%
Construction loans	1%	2%

The following table summarizes mortgage loans by type and original loan amount held by United Mortgage Trust at September 30, 2012.

Description	No. of Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face amount of Mortgage (1)	Carrying amount of Mortgage (2)	Past Due Amounts (3)
Single family residential 1st mortgages and interim loans (5):
Original balance > $100,000	6	10% - 11%	11/24/11– 5/1/38	n/a	n/a	$896,932	$841,628	$2,609
Original balance $50,000 - $99,999	168	8.5% - 12.75%	8/30/11 – 3/1/39	n/a	n/a	2,814,161	2,640,644	31,026
Original balance $20,000 - $49,999	108	9% - 14.5%	3/1/11 – 5/19/36	n/a	n/a	1,339,387	1,256,802	19,960
Original balance under $20,000	8	9% - 14.5%	12/1/10 – 9/1/31	n/a	n/a	46,569	43,698	413

First Lien secured interim mortgages
Ready America Funding (4)	10	14%	n/a	n/a	n/a	16,286,059	16,286,059	-

Secured, subordinate LOC to UMTH Lending Co., L.P. (4), (5)	1	12.5% - 13.5%	n/a	n/a	n/a	7,494,866	7,494,866	-

Land Development Loans
UDF III Economic Interest Participation	2	14%	12/31/12	n/a	n/a	81,385,395	81,385,395	-

Construction Loans	5	13%	10/17/12-6/10/14	n/a	n/a	3,966,946	3,966,946	-
Totals	308					$114,230,315	$113,916,038	$54,008

(1)	Current book value of loans.
(2)	Net of allowance for loan losses on mortgage loans of $314,277 at September 30, 2012.
(3)	Principal amounts greater than thirty (30) days past due.
(4)	Lines of credit with Ready America Funding and UMTH Lending Co., L.P. are collateralized by 10 and 1 loans, respectively. Principal amounts due upon disposition of assets.
(5)	The Company has a first lien collateral position in these loans funded by the originator. The advances to the originator do not have specific maturity dates.

Below is a reconciliation and walk forward of mortgage loans, net of allowance for loan losses, for the nine months ended September 30, 2012.

Balance at beginning of period	$105,507,743
Additions during period:
Other increases – UDF III EIA Participation	9,195,637
Deductions during period:
Collections of principal, net	(449,604)
Other decreases	(150,926)
Foreclosures	(213,022)
Other (net change in allowance for loan loss)	26,210
Balance at close of period	$113,916,038

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

We believe that the housing market reached a bottom and continues to recover, and the housing recovery continues to strengthen. This recovery will continue to be regional in its early stages, led by those housing markets with balanced supply, affordable and stable home prices, lower levels of foreclosures, strong economies, and strong demand fundamentals. Nationally, the housing recovery has strengthened as excess inventories of new and existing homes have been absorbed and consumer demand returns. We expect the housing recovery will continue to slowly strengthen as household balance sheets are restored in each market. The Federal Reserve has indicated that it intends to keep reserve interest rates at historic lows at least through mid-2015 and has committed to an open-ended purchase-program targeting agency-backed residential mortgage-backed securities. The Federal Reserve has also stated that it expects a highly accommodative stance of monetary policy will remain appropriate for a considerable time after the economic recovery strengthens. Easing policies of the Federal Reserve, coupled with extensive price correction over the past several years, have restored housing affordability across the country. We believe that continued strengthening of the recovery depends on the continued recovery of consumer health and confidence. The national consumer confidence index, which fell to record lows during the economic downturn, continues to recover slowly, but below levels historically associated with normalized conditions. We believe consumers continue to remain cautious due to uncertainty present in many economic sectors, particularly with regards to the European debt crisis and the anticipated federal fiscal tightening scheduled for January 2013, and we expect the markets that participated most heavily in the housing bubble will continue to lag the overall recovery, as consumers in those markets have generally suffered greater losses of household wealth from the declines in home prices and equity and continue to experience higher levels of unemployment relative to the nation as a whole.

Unemployment remains elevated and access to conventional real estate and commercial financing remains challenging in many parts of the country. These factors continue to pose obstacles to a robust recovery on a national scale, which, we believe, is contingent upon the reengagement of the consumer and the return of final demand. However, as inventory levels continue to decline and housing prices stabilize, we expect the recovery to gain strength. We continue to believe that the recovery will be stronger in markets such as Texas, where consumer confidence averaged more than 20 points higher than the national index from September 2011 to September 2012; where the job growth rate over the past 12 months was approximately 110 basis points higher than the national rate; and where approximately 15.7% of all single-family homebuilding permits in the country were issued in 2011. Further, according to the Bureau of Labor Statistics, more than 19% of the total net new jobs created in the United States since the official end of the national recession were created in Texas (from June 2009 to September 2012). Currently, the majority of our portfolio relates to property located in the state of Texas, and we intend to invest in markets that demonstrate similarly sound economic and demand fundamentals – fundamentals that we believe will be the drivers of the recovery – and balanced supplies of homes and finished lots. We believe the fact that new single-family home permits, starts, and sales have all risen significantly from their respective lows reflects a continued return of real demand for new homes. However, we anticipate the former bubble market states – principally California, Arizona, Nevada and Florida – will be slower to recover, as those markets have seen overbuilding and extensive price correction and are experiencing weakened economies and continued foreclosures. These conditions have caused significant weakness among consumers in these markets, and losses of property tax revenue, sales and use tax revenue, and budget imbalances have, in many cases, led to significant fiscal difficulties at the state and municipal levels associated with these former bubble markets.

From a national perspective, ongoing credit constriction, a less robust economic recovery, continued high unemployment, and housing price instability have made potential new home purchasers and real estate lenders cautious. As a result of these factors, the national housing market experienced a protracted decline, and the time necessary to correct the market likely means a corresponding slower recovery for the housing industry relative to historical trends. However, improving fundamentals such as price stability and the return of price inflation, high home affordability, and continued inventory absorption indicates to us that the recovery will continue to gain strength in the coming quarters.

Nationally, capital constraints at the heart of the credit crisis have reduced the number of real estate lenders able or willing to finance development, construction or the purchase of homes and have increased the number of undercapitalized or failed builders and developers. In correlation, the number of new homes and finished lots developed has decreased and remains near historic lows, which has begun to result in a shortage of developed lots in select markets and submarkets and may result in a wider shortage of new homes and developed lots in select real estate markets in 2013. We believe this shortage will be most prominent in markets that did not participate in the housing bubble, avoiding overbuilding and maintaining balanced supplies and affordable and stable home prices. With lenders imposing stricter underwriting standards, mortgages to purchase homes have become more difficult to obtain in some markets. In order to support the availability of mortgage financing for millions of Americans, the U.S. Treasury initiated a temporary program to purchase GSE mortgage-backed securities, which expired with the U.S. Treasury’s temporary authorities in December 2009. Coinciding with the Treasury purchase program was the Federal Reserve, which purchased $1.25 trillion worth of mortgage-backed securities through the end of March 2010. This program ended on March 31, 2010, as scheduled by the Federal Reserve. On September 21, 2011, the Federal Reserve announced that it would begin reinvesting the principal payments from its mortgage-backed securities holdings into additional purchases of agency mortgage-backed securities to help further support conditions in mortgage markets.  On September 13, 2012, the Federal Reserve announced that it would again increase policy accommodation by purchasing additional agency mortgage-backed securities at a pace of $40 billion per month, would continue through the end of 2012 its program of extending the average maturity of its holdings of securities, and would maintain its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities into purchases of additional agency mortgage-backed securities.  The Federal Reserve stated in that same announcement that these actions should put downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative. Any limitations or restrictions on the availability of financing or on the liquidity provided in the secondary residential mortgage market by Government Sponsored Enterprises such as Fannie Mae and Freddie Mac could adversely affect interest rates and mortgage availability, which could cause the number of homebuyers to decrease, which could increase the likelihood of borrowers defaulting on our loans and, consequently, reduce our ability to pay distributions to our shareholders.

Nationally, new home sales rose slightly during the third quarter of 2012 from the pace of sales in the second quarter of 2012. National fundamentals that drive home sales continue to improve in most markets and home affordability remains near record-highs, so we expect the pace of home sales will continue to increase over the remainder of 2012 and into 2013. The U.S. Census Bureau reports that the sales of new single-family residential homes in September 2012 were at a seasonally adjusted annual rate of 389,000 units. This number is up approximately 8.1% from the revised June 2012 figure of 360,000, and it is up approximately 27.1% year-over-year from the September 2011 estimate of 306,000.

Nationally, new single-family home inventory continued to improve in the third quarter of 2012 as it has done consistently since the second quarter of 2007. Through much of the downturn, homebuilders reduced their starts and focused on selling their existing new home inventory. The national figure for new single family home inventory has remained stable since March 2012. We believe that, with such reductions and subsequent stabilization, the new home market has been restored to equilibrium in most markets, even at lower levels of demand; and the new home market is experiencing shortages in certain markets that did not participate in the housing bubble. The seasonally adjusted estimate of new homes for sale at the end of September 2012 was 145,000 -- a generally short supply of 4.5 months at the September 2012 sales rate and the third lowest number of homes available for sale since the U.S. Census Bureau began keeping records of this statistic in 1963, up from the record-low of 143,000 new homes for sale reported in August 2012. We believe that what is necessary now to regain prosperity in housing markets is the return of healthy levels of demand.

According to the U.S. Census Bureau, new single-family residential home permits and starts fell nationally from 2006 through early 2009, as a result and in anticipation of an elevated supply of and decreased demand for new single-family residential homes in that period. Since bottoming in early 2009, however, single-family permits and starts have improved significantly. Single-family homes authorized by building permits in September 2012 were at a seasonally adjusted annual rate of 545,000 units. This was an increase year-over-year of approximately 27.3% from the rate of 428,000 in September 2011, and is approximately 61.2% higher than the low of 337,000 set in January 2009. Single-family home starts for September 2012 stood at a seasonally adjusted annual rate of 603,000 units. This pace is up approximately 42.9% from the September 2011 estimate of 422,000 units. Further, the September 2012 pace of home starts is 70.8% higher than the low of 353,000 set in March 2009. Such increases suggest to us that the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident at the bottom of the new homebuilding cycle.

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

In 2009, the Harvard Joint Center for Housing Studies forecasted that an average of between approximately 1.25 million and 1.48 million new households will be formed per year over the next ten years. Likewise, The Homeownership Alliance, a joint project undertaken by the chief economists of Fannie Mae, Freddie Mac, the Independent Community Bankers of America, the National Association of Home Builders, and the National Association of Realtors, has projected that 1.3 million new households will be formed per year over the next decade and approximately 1.8 million housing units per year should be started to meet such new demand, including approximately 1.3 million new single-family homes per year based on the estimation of the Homeownership Alliance that 72% of all housing units built will be single-family residences. According to the U.S. Census Bureau, the United States averaged approximately 1.5 million new households formed between 1997 and 2007. During the downturn, household formation fell to approximately 772,000 households formed in 2008, approximately 398,000 households formed in 2009, and 357,000 households formed in 2010. The U.S. Census Bureau estimates that approximately 1.14 million new households were formed in 2011. We believe that the return of household formation and significant increases in household formation is a significant contributor to the corresponding increases in new home starts and sales.

While housing woes have beleaguered the national economy, Texas housing markets have held up as some of the healthiest in the country. Furthermore, Texas is the largest homebuilding market in the country based on the U.S. Census Bureau’s measurements of housing permits and starts. We have concentrated our initial investment portfolio in Texas as we believe Texas markets, though weakened from their highs in 2007, have remained fairly healthy due to strong demographics, economies and job growth, balanced housing inventories, stable home prices and high housing affordability ratios. Texas did not experience the dramatic price appreciation (and subsequent depreciation) that states such as California, Florida, Arizona, and Nevada experienced. The following graph, created with data from the second quarter 2012 Federal Housing Finance Agency’s (“FHFA”) Purchase Price Only Index, illustrates the rises and declines in home prices nationally, as well as in California, Florida, Arizona, and Nevada over the past few years. Price declines have begun to moderate in those states in recent quarters, though. Further, the graph illustrates how Texas has maintained relative home price stability throughout the downturn. The Purchase Price Only Index indicates that Texas had a home price appreciation of 4.09% between the second quarter of 2011 and the second quarter of 2012. Texas’ home prices continue to demonstrate greater health than the national average appreciation of 3.03%, which was the second consecutive quarter of year-over-year home price appreciation since the fourth quarter of 2007. Further, the index also reports that over the past five years, Texas home prices have demonstrated significantly more home price stability than the national average, as home prices in Texas appreciated 4.75% compared to a national depreciation of -17.42% over the same time period. The chart also illustrates the return of home price inflation nationally as well as in the former bubble states of California, Arizona, Nevada, and Florida.

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

Median new home prices in the four major Texas markets have begun to rise. According to Metrostudy, a leading provider of primary and secondary market information, the median new home prices for the third quarter of 2012 in the metropolitan areas of Austin, Houston, Dallas-Fort Worth, and San Antonio are $223,977, $220,647, $233,578 and $202,335, respectively.

Using the Department of Housing and Urban Development’s estimated 2012 median family income for the respective metropolitan areas of Austin, Houston, Dallas and San Antonio, the median income earner in those areas has 1.56 times, 1.4 times, 1.38 times, and 1.39 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area. These numbers illustrate the affordability of Texas homes, as each of these markets has higher affordability than the national average. Our measurement of housing affordability, as referenced above, is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, based on the average interest rate over the third quarter of 2012 and assuming an annual mortgage insurance premium of 80 basis points for private mortgage insurance, plus a cost that includes estimated property taxes and insurance for the home. Using the Department of Housing and Urban Development’s 2012 income data to project an estimated median income for the United States of $65,000 and the September 2012 national median sales prices of new homes sold of $242,400, we conclude that the national median income earner has 1.24 times the income required to qualify for a mortgage loan to purchase the median-priced new home in the United States. This estimation reflects the increase in home affordability in housing markets outside of Texas over the past 66 months, as new home prices in housing markets outside of Texas generally have fallen. Recently, however, such price declines have begun to stabilize. We believe that such price stabilization indicates that new home affordability has been restored to the national housing market.

Since the national recession’s official end, Texas employment markets have experienced strong job growth. According to the United States Department of Labor, Texas added approximately 262,700 jobs in the 12 months ended September 2012. Texas’ employment levels have now exceeded pre-recession levels by more than 217,900 jobs. Furthermore, Texas added an even greater number of jobs in the private sector (265,100) over the past 12 months, which was the second-largest private sector job increase of any state over that time period and is a growth rate of 3.0%. Since the national recession’s end in June 2009, Texas has added 576,200 net new jobs, which is about 19% of all net jobs added nationwide over that 36 month period. Further, Texas has added approximately 1.4 million new jobs over the past 10 years and approximately 1.2 million in the private sector, comparing well to national employment growth that added approximately 3.2 million total jobs over that ten-year period and 2.8 million private sector jobs in those ten years. From September 2011 to September 2012, Austin added 25,200 jobs year-over-year. Dallas-Fort Worth added 56,400 jobs over that same time period. Houston added 91,300 jobs over that period and San Antonio added 22,100 jobs in that time.

Texas’ unemployment rate fell year-over-year from 7.9% in September 2011 to 6.8% in September 2012. The decrease in the state unemployment rate occurred in spite of significant growth in Texas’ labor force. Texas has added approximately 156,400 workers to its labor force over the past 12 months, which stands at an all-time high. The growth in Texas’ labor force stands in contrast with the national labor force, which has risen only by approximately 504,000 workers in four years, as of September 2012, from September 2008. In comparison, the nation’s population has grown by more than 7.5 million residents between July 2008 and July 2011. The national unemployment rate fell year-over-year from September 2011 (9.0%) to September 2012 (7.8%). In addition, all four major Texas labor markets have unemployment rates below the national unemployment rate.

We believe that Texas cities will continue to be among the first in the country to recover based on employment figures, consumer confidence, gross metropolitan product, and new home demand. According to the Texas Workforce Commission, Texas tends to enter into recessions after the national economy has entered a recession and usually leads among states in the economic recovery. The National Bureau of Economic Research has concluded that the U.S. economy entered into a recession in December 2007, ending an economic expansion that began in November 2001. We believe, based on transitions in the Texas Leading Index as prepared monthly by the Federal Reserve Bank of Dallas, that Texas entered into recession in late Fall 2008, trailing the national recession by nearly a year, and emerged from the recession in the late spring of 2009. We believe the Texas economy is now leading the national economic recovery. The Texas Leading Index combines eight measures that tend to anticipate changes in the Texas business cycle by approximately three to nine months, has risen significantly since reaching a low of 100.5 in March 2009 and, as of July 2012, was 122.2. The Index’s six-month moving average now stands at its highest reading since September 2008.

Further, we believe Texas consumers are beginning to return to their normal consumption habits. The aggregate value of state sales tax receipts in Texas increased 11.6% year-over-year in September 2012 from September 2011 – the 30th consecutive month in which Texas has experienced year-over-year improvement in sales tax receipts.

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

The national foreclosure tracking service, RealtyTrac, estimates that the Texas foreclosure rate continues to be significantly healthier than the national average. We do not expect the four major Texas housing markets to be materially adversely affected by foreclosures and anticipate that home foreclosures will continue to be mostly concentrated in the bubble market states of California, Florida, Arizona and Nevada. The mortgage analytic company, CoreLogic, reports that, through the second quarter of 2012, approximately 42.9% of all homes with negative equity were located in one of those four states compared to approximately just 2.8% of all the negative equity homes in the country that were located in the state of Texas. Homebuilding and residential construction employment will likely remain generally weak in 2012, but we believe that Texas will continue to outperform the national standards. We believe that Texas’ housing sector is healthier, the cost of living and doing business is lower, and its economy is more dynamic and diverse than the national average.

In contrast to the conditions of many homebuilding markets in the country, new home sales were consistently greater than new home starts in Texas markets over the downturn, which indicates that homebuilders in Texas were focused on preserving a balance between new home demand and new home supply. We believe that homebuilders and developers in Texas remained disciplined on new home construction and project development. Inventories of finished new homes and total new housing (finished vacant, under construction, and model homes) remain at generally healthy and balanced levels in all major Texas markets: Austin, Dallas-Fort Worth, Houston, and San Antonio. Each major Texas market experienced a rise in the number of months of finished lot inventories as homebuilders began reducing the number of new home starts in 2008, causing each major Texas market to reach elevated levels. However, the number of finished lots available in each market has fallen significantly even though the months’ supply remains generally elevated. Furthermore, finished lot shortages are beginning to emerge in many desirable submarkets in the major Texas markets. Over the third quarter, homebuilders in all four major Texas markets have started more homes than they have sold as they address constriction in home inventory levels. These increased start levels will likely result in greater shortages of finished lots in these markets, particularly in the most desirable submarkets. This is a trend that we expect to continue as the lack of commercial financing for development has constrained finished lot development over the past four years even as new home demand and sales continued. We believe that such demand and sales will increase and these finished lot shortages will become more pronounced in coming quarters. As of September 2012, Houston has an estimated inventory of finished lots of approximately 23.8 months, Austin has an estimated inventory of finished lots of approximately 25.4 months, San Antonio has an estimated inventory of finished lots of approximately 26.1 months and Dallas-Fort Worth has an estimated inventory of finished lots of approximately 39.2 months. A 24-28 month supply is considered equilibrium for finished lot supplies.

We expect to see the months’ supply of lot inventory continue to improve as the homebuilders increase their pace of home starts since the prior elevation in months’ supply of finished lot inventory in Texas markets was principally the result of the decrease in the pace of annual starts rather than an increase in the raw number of developed lots. Indeed, the raw number of finished lots available in each Texas market has been significantly reduced from their peaks. Since peaking in the first quarter of 2008, Houston’s finished lot supply is down 39.18% from 73,047 to 44,426 in the third quarter of 2012. San Antonio’s finished lot inventory has fallen 39.4% to 16,941 since peaking at 27,937 in the second quarter of 2008. Austin’s finished lot inventory peaked in the first quarter of 2009 at 27,176, and is down 39.4% to 16,378. The finished lot inventory for Dallas-Fort Worth peaked in the first quarter of 2008 at 91,787 lots and has fallen 41.8% to 53,418 lots. Such inventory reduction continued in the third quarter of 2012 in all four of these markets as the number of finished lots dropped by more than 1,000 in Austin, more than 2,600 in Dallas-Fort Worth, more than 1,100 in Houston, and more than 400 in San Antonio. Annual starts in each of the Austin, San Antonio, Houston and Dallas-Fort Worth markets are outpacing lot deliveries, and we expect to see increased finished lot sales through 2012 and into 2013 as homebuilders replenish their inventory.

Texas markets continue to be some of the strongest homebuilding markets in the country. Though the pace of homebuilding in Texas slowed during the last four years as a result of the national economic downturn and reduced availability of construction financing, homebuilding has begun to increase in 2012. According to the Federal Deposit Insurance Corporation, banks in the Dallas region1 reduced their construction and development loans by 1.6% from the first quarter of 2012 to the second quarter of 2012 – the 17th straight quarterly decline in the region’s construction and development outstanding loan portfolio. While the previous decline in housing starts through the downturn caused the month supply of vacant lot inventory to become elevated from its previously balanced position, it also preserved a balance in housing inventory. Annual new home starts in Austin outpaced sales 7,731 versus 7,451, with annual new home sales rising year-over-year by approximately 14.3%. Finished housing inventory stands at a healthy level of 2.4 months, while total new housing inventory (finished vacant, under construction and model homes) rose to a slightly elevated supply of 7.6 months. The generally accepted equilibrium levels for finished housing inventory and total new housing inventory are a 2.0-to-2.5 month supply and a 6.0-to-6.5 month supply, respectively. Annual new home starts in San Antonio outpaced sales 7,783 versus 7,289, with annual new home sales increasing year-over-year by approximately 4.7%. Finished housing inventory declined to a slightly short 1.9 month supply. Total new housing inventory held at a 7.0 month supply. While the month supply would typically indicate a slightly elevated inventory level, we believe that this increase in supply coupled with the incidence of new home starts exceeding new home sales indicates that homebuilders in this market anticipate greater demand for homes in coming months. As a result, we believe this increase in supply reflects an expanding sales pipeline rather than an imbalance of supply. Houston annual new home starts outpaced sales 22,371 versus 20,867, with annual new home sales increasing year-over-year by approximately 14.6%. Finished housing inventory fell to a healthy 2.0 month supply while total new housing inventory rose to a 6.9 month supply, which again indicates to us that homebuilders anticipate a strengthening housing market and growing demand for new homes. Annual new home starts in Dallas-Fort Worth outpaced sales 16,373 versus 15,781, with annual new home sales increasing year-over-year by approximately 8.1%. Finished housing inventory fell to a healthy 1.9 month supply, while total new housing inventory rose to a slightly elevated 7.1 month supply. All numbers are as released by Metrostudy, a leading provider of primary and secondary market information.

The Real Estate Center at Texas A&M University has reported that existing housing inventory levels are healthy and, in most instances, supply is constrained. Through September 2012, the number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth, Lubbock, and San Antonio was 3.8 months, 4.8 months, 4.0 months, 4.9 months, 6.1 months, and 6.2 months, respectively. Like new home inventory, a 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market. Through June 2012, the number of existing homes sold to date in (a) Austin was 19,474, up 18.5% year-over-year; (b) San Antonio was 15,576, up 8% year-over-year; (c) Houston was 51,629 up 14% year-over-year, (d) Dallas was 38,201, up 16% year-over-year, (e) Fort Worth was 6,830, up 9% year-over-year, and (f) Lubbock was 2,539 up 17% year-over-year.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011

Revenues

Revenues for the three months ended September 30, 2012, were approximately $1,339,000 compared to approximately $1,247,000 for the comparable period in the prior year. This increase of approximately $92,000 was due primarily to the recognition of approximately $146,000 of interest income earned on the recourse notes in September 2012, an increase from the prior year, an increase of approximately $43,000 of interest income earned on the UMTHLC Deficiency Note, and an increase of approximately $30,000 of interest income earned on the UDF line of credit interest income, compared to the same period in the prior year. These amounts were partially offset by decreases in interest income earned of approximately $75,000, $44,000 and $19,000 on the UMTHLC interim loan portfolio, the residential mortgage loan portfolio and the UMTHLC line of credit, respectively. These decreases were due to lower outstanding balances in these loan categories during the three months ended September 30, 2012 compared to the same period in the prior year. Revenues from interim loans accounted for approximately 18% of revenues for the three months ended September 30, 2012 compared to 27% in the same period in the prior year. The decline in our interim portfolio was a function of our intention to cease the origination of and reduce our investment in interim loans.

Revenues for the nine months ended September 30, 2012, were approximately $4,043,000 compared to approximately $3,938,000 for the comparable period in the prior year. This net increase of approximately $105,000 was due primarily to an increase in the recognition of interest income earned on the recourse notes of approximately $522,000 in the second and third quarters of 2012, an increase from the prior year, an increase in interest income earned on the UMTHLC Deficiency Note of approximately $259,000, and an increase on the interest income earned on the UDF line of credit of approximately $78,000. The increases were partially offset by decreases in interest income earned of approximately $453,000, $194,000 and $54,000 on the UMTHLC interim loan portfolio, residential mortgages, the UMTHLC line of credit and construction and finished lot loans respectively. These decreases were due to lower outstanding balances in these loan categories during the nine months ended September 30, 2012 compared to the same period in the prior year. Revenues from interim loans accounted for approximately 18% of revenues for the three months ended September 30, 2012 compared to 32% in the same period in the prior year. The decline in our interim portfolio was a function of our intention to cease the origination of and reduce our investment in interim loans.

During the three months ended September 30, 2012 and September 30, 2011, approximately 27% and 26%, respectively, of our revenues were derived from lines of credit and lot banking transactions, (these secured loans for the acquisition and development of single-family home lots are referred to as “land development loans”, “construction loans” and “lot banking transactions”). During the nine months ended September 30, 2012 and September 30, 2011, approximately 25% and 24%, respectively, of our revenues were derived from lines of credit and lot banking transactions. At September 30, 2012, our investment in the lines of credit to our affiliate, UDF, through the Economic Interest Agreement, and lot banking transactions, was approximately $81,000,000. We anticipate our investment in construction loans will increase during the remainder of 2012, facilitated by the Company’s lines of credit and continued emphasis on this type of investment activity.

During the three months ended September 30, 2012 and 2011, respectively, approximately 11% and 0% of our revenues were derived from secured promissory notes issued by affiliates pursuant to their accrued obligations to reimburse UMT for any defaulted loans that we acquired from them, which notes we refer to as “Recourse Obligations.” During the nine months ended September 30, 2012 and September 30, 2011, respectively, approximately 13% and 0% of our revenues were derived from the secured promissory notes described above.

Expenses

Noninterest operating expenses for the three months ended September 30, 2012 and September 30, 2011, were approximately $579,000 and $558,000, respectively. Noninterest operating expenses for the nine months ended September 30, 2012 and September 30, 2011, were approximately $1,727,000 and $1,742,000, respectively. The increase for the three months ended September 30, 2012 from the prior year is due primarily to higher REO expenses of approximately $44,000 due to property tax accruals, higher professional and consulting fess of approximately $21,000, and higher accounting expenses of approximately $4,000, offset by lower legal fees of approximately $51,000. The increase for the nine months ended September 30, 2012 is due primarily to the aforementioned increases in REO expenses, professional and consulting fees, accounting expenses, and offset by a decrease in legal fees. Other fluctuations in operating expense line items are discussed below for the three and nine month periods ended September 30, 2012 and 2011:

Trust administration fees – The Company recorded approximately $250,000 in Trust administration fees for each of the three month periods ended September 30, 2012 and 2011, respectively, and approximately $750,000 for each of the nine month periods ended September 30, 2012 and 2011, respectively. The fee is a fixed amount each month as predetermined by the Company’s qualifying assets under management during these periods not to exceed $1 million per year.

Loan Servicing Fees (related party) - $4,570 and $5,257 (13% decrease) between the comparable three month periods ended September 30, 2012 and 2011, respectively, and approximately $15,288 and $17,255 (11% decrease) between the comparable nine month periods ended September 30, 2012 and 2011, respectively. The decrease was primarily due to the reduction in residential home loan portfolio managed by PSC on behalf of UMT. The loan servicing fees are expected to continue to decrease accordingly as the portfolio is reduced.

Interest Expenses (including related and unrelated party) - $197,000 and $161,000 (22% increase) between the comparable three month periods ended September 30, 2012 and 2011, respectively, and approximately $591,000 and $418,000 (41% increase) between the comparable nine month periods ended September 30, 2012 and 2011, respectively. The unrelated party interest increase was primarily due to an increase in the total outstanding lines of credit for funding the new construction and finished lot loan portfolios, and the related party interest increase was primarily due to an increase in the credit enhancement fees for the above mentioned credit lines.

Provision for loan losses - The Company recorded a provision for loan losses for the three months ended September 30, 2012 and 2011 of approximately $223,000 and $180,000, respectively. For the nine months ended September 30, 2012 and 2011, the Company recorded a provision of approximately $643,000 and $540,000, respectively. The Company realized actual loan losses of approximately $320,000 and $316,000 during the comparable three-month periods of 2012 and 2011, respectively. The Company realized loan losses of approximately $766,000 and $684,000 during the comparable nine-month periods of 2012 and 2011, respectively. Loss reserves are estimates of future losses based on historical default rates, estimated losses on the sale of real estate owned and expectations of future economic conditions and activity. The Company continually re-evaluates collateral value on specific loans deemed to be affected by current mortgage and housing environments and intends to establish loss reserves for any expected deficiencies that are not otherwise secured. From inception through September 30, 2012, the Company has acquired approximately $915 million of loans. The Company has recorded losses approximating 2.42% of those assets to date. The Company anticipates loan losses to continue, primarily in our long-term and un-affiliated residential loan portfolio, and therefore continue to assess the adequacy of our loan loss reserves.

General and administrative expenses(including related party) - $325,000 and $303,000 (7% increase) between the comparable three month periods ended September 30, 2012 and 2011, respectively, and approximately $962,000 and $974,000 (1% decrease) between the comparable nine month periods ended September 30, 2012 and 2011, respectively. The decrease was primarily due to lower legal expenses that were partially offset by higher accounting expenses, and REO expenses.

Net income was approximately $340,000 and $348,000 for the three months ended September 30, 2012 and 2011, respectively, and approximately $1,081,000 and $1,238,000 for the nine months ended September 30, 2012 and 2011, respectively. Specific variances are explained in more detail above. Earnings per share of beneficial interest for the three months ended September 30, 2012 and 2011, were $0.05 and $0.05 per share, respectively, and $0.17 and $0.19 per share for the nine months ended September 30, 2012 and 2011, respectively.

Distributions

The Company’s dividend rate is fixed quarterly by our trustees, based on earnings projections. As such, the dividend rate may fluctuate up or down. Earnings are affected by various factors including use of leverage, current yield on investments, loan losses, general and administrative operating expenses and amount of non-income producing assets. Distributions, per weighted average share of beneficial interest, to shareholders were $0.15 and $0.14 per share for the three months ended September 30, 2012 and 2011, respectively, $0.43 per share for the nine months ended September 30, 2012 and 2011. The dividend portion of the distribution was $0.17 and $0.19 for the nine months ended September 30, 2012 and 2011, respectively. The portion of these distributions that did not represent a dividend represented a return of capital.

LIQUIDITY AND CAPITAL RESOURCES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Sources and Uses of Funds

Cash flows from operating activities are generally the result of net income adjusted for provision for loan losses, depreciation and amortization expense and (increases) decreases in accrued interest receivable and accounts payable and accrued liabilities (including affiliates). Cash provided by operations was approximately $103,000 and $703,000 in the nine months ended September 30, 2012, and September 30, 2011.

Cash flows provided by investing activities generally reflect fundings and payments received from lending activities. Cash provided by investing activities was approximately $1,715,000 and $987,000 during the nine months ended September 30, 2012 and 2011, respectively. The primary sources were from receipts from lines of credit receivable, from sales of real estate owned, principal receipts from interim mortgages and deficiency notes, affiliates, receipts from increases in participation interests sold and principal receipts from residential mortgages. The primary uses were investments in lines of credit receivable, affiliates and investments in real estate owned.

Cash flows from financing activities generally reflect proceeds from the issuance of shares, borrowings or repayments on the lines of credit, the purchase of treasury stock and the payment of dividends. The Company used cash from financing activities of approximately $1,347,000 during the nine months ended September 30, 2012, and the Company used cash of approximately $1,441,000 from financing activities during the nine months ended September 30, 2011. The primary sources were the proceeds from the issuance of shares of beneficial interest, net borrowings on lines of credit payable and proceeds from notes payable. The primary uses were payments made on notes payable, the purchase of shares under our Share Redemption Plan and the payment of dividends. The decrease in cash used by financing activities during the nine months ended September 30, 2012, compared to the prior period was primarily due to higher net borrowings from notes payable.

Credit Facilities

During August 2009, the Company entered into a revolving line of credit facility with a bank for $5,000,000. The line of credit bears interest at prime plus one percent, with a floor of 5.50% and requires monthly interest payments. Principal and all unpaid interest was due at maturity, August 29, 2012. Effective September 5, 2012, this term line of credit facility was renewed with the lender and the principal and all unpaid interest will be due at maturity, September 5, 2015. All other terms remain the same. The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit. The outstanding balance on this line of credit was approximately $3,618,000 and $4,143,000 at September 30, 2012 and December 31, 2011, respectively.

In March, 2010, the Company entered into two residential mortgage loans, with full recourse, to unaffiliated investors for approximately $169,000. These notes payable were accounted for as recourse borrowings. The notes require monthly principal and interest payments at a rate of 9.5% amortized over 30 years with all unpaid principal and interest due at maturity. One loan had a balance of approximately $69,000 at September 30, 2012 and approximately $70,000 at December 31, 2011, and matures on May 1, 2015. The other loan had a balance of approximately $96,000 on September 30, 2012 and December 31, 2011, and matures on November 23, 2013. The total outstanding balance on these notes was approximately $166,000 and $167,000, at September 30, 2012 and December 31, 2011, respectively.

On April 21, 2010, the Company entered into a term loan facility with a bank for $1,600,000. The loan bears interest at prime plus one percent, with a floor of 7.0%, and requires monthly interest payments. Principal and all unpaid interest was due at maturity which was October 21, 2011. In December 2011, the term loan credit facility was extended through December 19, 2012, and the interest rate was reduced from 7.0% to 5.5%. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at September 30, 2012 and December 31, 2011 was approximately $1,107,000.

On January 27, 2011, United Mortgage Trust initiated a private offering of Secured Subordinated Notes (“Notes”) to accredited investors (“Note Holders”). The Notes are being offered through a wholly owned and consolidated subsidiary, UMT Home Finance II, L.P. (“HF II”). HF II is a Delaware limited partnership that was formed on November 29, 2010 as a Special Purpose Entity, for the purpose of originating and holding loans made to fund the acquisition of finished lots and the construction of single-family homes on the subject lots (“Loans”). HF II will issue up to $5 million in 7.5% Notes. The Notes will be secured by an undivided security interest on the pool of loans owned by HF II. The offering of the Notes is not registered under the Securities Act of 1933, in reliance upon the exemption from registration for non-public offerings provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933. As of September 30, 2012, approximately $972,000 was outstanding, and as of December 31, 2011, approximately $300,000 was outstanding. Approximately $100,000, $150,000, $50,000, $500,000, $75,000, and $97,000 matures on, March 1, 2016, April 1, 2016, April 1, 2017, August 1, 2017, September 1, 2017, and March 1, 2018, respectively.

On May 27, 2011, the Company entered into a term line of credit facility with a bank for $4,300,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is May 27, 2014. The loan is secured by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at September 30, 2012 and December 31, 2011, was approximately $3,665,000 and $2,253,000, respectively.

On August 1, 2011, the Company entered into a term line of credit facility with a bank for $250,000. The loan bears interest at prime plus one percent, with a floor of 4.75%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is August 1, 2012. The loan was collateralized by a first lien security interest in the underlying real estate financed by the loan. This loan was paid in full in May 2012, and the outstanding balance on this loan at September 30, 2012 and December 31, 2011, was approximately $0 and $104,000, respectively.

On October 26, 2011, the Company entered into a term line of credit facility with a bank for $5,000,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is October 26, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at September 30, 2012 and December 31, 2011, was approximately $97,000 and $181,000. The Company was in compliance with all of its debt covenants as of September 30, 2012.

Our primary sources of funds for liquidity consist of our dividend reinvestment plan, repayments of principal on our loans made to purchase mortgage investments, and bank lines of credit. The table below summarizes certain liquidity sources and uses for the nine-month periods ended September 30, 2012 and September 30, 2011:

	2012	2011
Shares issued	16,252	18,866
Proceeds from issuance of shares of beneficial interest	$250,000	$296,000
Number of shares returned to treasury	14,619	9,861
Purchase of treasury stock	(224,000)	($207,000)
Principal receipts:
First lien mortgage notes and trust receivables	$712,000	$841,000
Real estate owned (investments)	$433,000	$2,201,000
Interim loans	-	$325,000
Interim loans, affiliates	$905,000	$397,000
Lines of credit	$166,000	$833,000
Lines of credit, affiliates	$(505,000)	$(1,371,000)
Net borrowings – lines of credit payable	$701,000	$922,000
Net borrowings – notes payable	$671,000	$344,000

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

Shares issued in the aggregate, as of September 30, 2012 and 2011, were 8,341,008 and 8,318,632, respectively. Shares retired to treasury through our share redemption plan in the aggregate were 1,901,954 and 1,883,064 through September 30, 2012 and 2011, respectively. Total shares outstanding were 6,439,054 and 6,435,568, at September 30, 2012 and 2011, respectively. As of September 30, 2012, inception to date gross offering proceeds from all public offerings were approximately $166,186,000 and net proceeds after fees, marketing reallowance and commissions were approximately $147,458,000.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, consisting of the individual who serves as our President, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2012. Based on such evaluation, management has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the third fiscal quarter of 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There is currently no established public trading market for our shares. As an alternative means of providing limited liquidity for our shareholders, we maintain a Share Redemption Plan, (“SRP”).  Under the terms of our plan as modified and effective on May 1, 2009, shareholders who have held their shares for at least one year are eligible to request that we repurchase their shares. In any consecutive 12 month period we may not repurchase more than 5% of the outstanding shares at the beginning of the 12 month period. The repurchase price is based on the “Net Asset Value” (NAV) as of the end of the month prior to the month in which the redemption is made. The NAV will be established by our Board of Trustees no less frequently than each calendar quarter. For reference, at September 30, 2012 and December 31, 2011, the NAV was $15.14 and $15.39 per share, respectively. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that the request is made within 270 days after of the event giving rise to such exigent circumstances. Previously, there was no hardship exemption. Shares will be redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter will be carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Previously, shares were redeemed monthly. Repurchases are subject to cash availability and Trustee discretion. Previously, the SRP provided that repurchases were subject to the availability of cash from the DRIP or the Company’s credit line. We have also purchased a limited number of shares outside of our SRP from shareholders with special hardship considerations.

The Company complies with Distinguishing Liabilities from Equity topic of FASB Accounting Standards Codification, which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value. We believe that shares tendered for redemption by the shareholder under the Company’s share redemption program do not represent a mandatory obligation until such redemptions are approved at the discretion of our board of trustees. At such time, we will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. As of September 30, 2012 we had no approved redemption requests included in our liabilities.

Share repurchases have been at prices between NAV, which is calculated and adjusted as necessary on a quarterly basis, and $20 per share. Shares repurchased at the lower price were 1) shares held by shareholders for less than 12 months or 2) shares purchased outside of our SRP. Our stated NAV at September 30, 2012 and December 31, 2011 was $15.14 and $15.39 per share, respectively.

The following table sets forth information relating to shares of beneficial interest repurchased into treasury during the period covered by this report.

Month	Total number of shares repurchased	Average Purchase Price	Total number of shares purchased as part of a publicly announced plan	Total number of shares purchased outside of plan
January	302	$15.50	302	-
February	2,298	$15.50	2,298	-
March	1,332	$15.50	1,332	-
April	1,849	$15.39	1,849	-
May	2,233	$15.37	2,233	-
June	1,212	$15.29	1,212	-
July	1,576	$15.29	1,576	-
August	1,379	$15.25	1,379	-
September	2,437	$15.22	2,437	-
Totals	14,618	$15.35	14,618	-

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)	There has been no material default with respect to any of our indebtedness.

(b)	Not applicable.

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

UNITED MORTGAGE TRUST

Date: November 14, 2012	By	/s/ Stuart Ducote
President

