Form 10-K
period 2012-12-31
UNITED MORTGAGE TRUST
filed 2013-04-15
CIK 101390

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended

December 31, 2012.

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

Yes ☒                                           No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

There is currently no established public market on which the Company’s common shares are traded. The aggregate market value of the registrant’s shares of beneficial interest held by non-affiliates of the registrant at June 30, 2012 computed by reference to the price at which the common equity was last sold was $98,467,988

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

As of April 15, 2013, 6,436,524 of the Registrant's Shares of Beneficial Interest were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference to the Registrant’s definitive proxy statement for the 2012 annual meeting of shareholders.

PART I

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not statements of fact and can be identified by words such as “anticipate,” “expect,” “estimate,” “intend,” “seek,” “plan,” “will,” “should,” “may” and similar terms, including their negative forms, and also by references to strategies, plans or intentions. Such statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the availability of and our ability to find suitable mortgage investments; economic trends affecting the real estate industry generally and the current conditions in the housing and mortgage industries including the impact thereof on the homebuilding industry, current high unemployment rates and changes in economic and credit market conditions, federal and state legislative action and actions of regulatory agencies, changes in interest rates, our ability to adapt to changing circumstances, the concentration of our credit risks particularly with related parties, the continued financial viability of related parties to whom we have extended loans, the ability of counterparties to perform their obligations to us, the level of reinvestment of dividends by our shareholders in our dividend reinvestment plan and the requirement to maintain qualification as a real estate investment trust. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore we cannot give assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or by any other person that the results or conditions described in such statements or in our objectives and plans will be realized. Readers should carefully review our financial statements and the notes thereto, as well as the risk factors described in Item 1A and in our other filings with the Securities and Exchange Commission.

ITEM 1. BUSINESS

GENERAL

United Mortgage Trust (which we refer to in this report as “we,”, “us”, “our” and the “Company”) is a Maryland real estate investment trust formed on July 12, 1996. We acquire mortgage investments from several sources, including from related parties of our Advisor, UMTH General Services, L.P., a Delaware limited partnership (“Advisor” or “UMTHGS”).  The amount of mortgage investments acquired from such sources depends upon the mortgage investments that are available from them or from other sources at the time we have funds to invest. We believe that all mortgage investments purchased from related parties of the Advisor are at prices consistent with those that would be paid to nonrelated third parties for mortgages with comparable terms, rates, credit risks and seasoning.

Our principal investment objectives are to invest proceeds from our dividend reinvestment plan, financing proceeds, proceeds from the repayment of our loans, capital transaction proceeds and retained earnings in the following types of investments: (i) first lien secured interim mortgage loans with initial terms of 12 months or less for the acquisition and renovation of single-family homes, which we refer to as “Interim Loans”; (ii) secured, line of credit to UMTH Lending Company, L.P. for origination of Interim Loans; (iii) lines of credit and secured loans for the acquisition and development of single-family home lots, referred to as “Land Development Loans”; (iv) lines of credit and loans secured by developed single-family lots, referred to as “Finished Lot Loans”; (v) lines of credit and loans secured by completed model homes, referred to as “Model Home Loans”; (vi) loans provided to entities that have recently filed for bankruptcy protection under Chapter 11 of the U.S. bankruptcy code, secured by a priority lien over pre-bankruptcy secured creditors, referred to as “Debtor in Possession Loans”, (vii) lines of credit and loans, with terms of 18 months or less, secured by single family lots and homes constructed thereon, referred to as “Construction Loans”; (viii) first lien secured mortgage loans with terms of 12 to 360 months for the acquisition of single-family homes, referred to as “Residential Mortgages”, and, (ix) discounted cash flows secured by assessments levied on real property. We collectively refer to the above listed loans as “Mortgage Investments”. Additionally, our portfolio includes obligations of related parties of our Advisor, which we refer to as “recourse obligations.”

The typical terms for residential mortgages, contracts for deed and interim loans (collectively referred to as “mortgage investments”) are 360 months, 360 months and 12 months, respectively. The five-year line of credit loan we have extended to United Development Funding, L.P. (“UDF”) was extended for one year and matures on December 31, 2013. Finished lot loans and builder model home loans are expected to have terms of 12 to 48 months.  The majority of  interim loans are covered by recourse agreements that obligate either a third party with respect to the performance of a purchased loan, or a borrower that has made a corresponding loan to another party (the "underlying borrower"), to repay the loan if the underlying borrower defaults. Our loans to UDF are secured by the pledge of all of UDF’s land development loans and equity participations, and are subordinated to its senior debt.

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

As of December 31, 2012, our portfolio was comprised of:

Mortgage Loan Category:	Percentage of Mortgage Portfolio:
First lien secured interim mortgages 12 months or less and residential mortgages and contracts for deed	19%
Secured LOC to UMTH Lending Co., L.P.	6%
Land development loans	71%
Finished lot loans	2%
Construction loans	2%

We no longer purchase Interim Mortgages. We plan to invest in Residential Mortgages to facilitate the sale of homes securing our Interim Mortgages. We plan to invest in Construction Loans for the construction of new single family homes. We plan to continue to invest in Land Development Loans, Finished Lot Loans, and Model Home Loans because, 1) Land Development Loans and Finished Lot Loans have provided us with suitable collateral positions, well capitalized borrowers and attractive yields; and, 2) Model Home Loans and Construction Loans are expected to provide us with suitable collateral positions, well capitalized borrowers and attractive yields. Model Home and Construction Loans are expected to produce higher yields commensurate with Land Development Loans, Finished Lot Loans and the Subordinate Line of Credit secured by Interim Loans. As we phase out of Interim Loans we will increase the percentage of our portfolio invested in Land Development Loans, Finished Lot Loans, Model Home Loans, Debtor in Possession Loans, and Construction Loans, until market conditions indicate the need for an adjustment of the portfolio mix.

UNDERWRITING CRITERIA

We will not originate residential mortgage loans, except to facilitate the resale of a foreclosed property.  Funds awaiting investment in Mortgage Investments will be invested in government securities, money market accounts or other assets that are permitted investments for REITs.  See “Temporary Investments” below.

The underwriting criteria for Mortgage Investments are as follows:

(1)	Priority of Lien

·	Land Development Loans and Finished Lot Loans must be secured by a first lien, second lien or a pledge of partnership interest that is insured by a title company. Second liens are subject to the Loan-to-Value (“LTV”) limitations set forth below.
·	Subordinate Line of Credit Secured by Interim Loans will be secured by a second lien, insured by a title company, and is subject to the Loan-to-Value limitations set forth below.
·	Interim Loans purchased must be secured by a first lien that is insured by a title insurance company.
·	Model Home Loans and Construction Loans will be secured by a first lien or a second lien that is insured by a title insurance company. Second liens are subject to the Loan-to-Value (“LTV”) limitations set forth below.
·	Residential Mortgages will be secured by a first lien that is insured by a title insurance company.
·	Credit Enhancements must be secured by first or second liens or pledges of partnership interests.
·	Debtor in Possession Loans will be secured by a priority lien over pre-bankruptcy secured creditors and a claim with super-priority over administrative expenses allowed by the bankruptcy court.

(2)	Rate and Fees

·	Our advisor, UMTH General Services, L.P. (“UMTHGS” or our “Advisor”) seeks to acquire Mortgage Investments that will provide us with a satisfactory net yield. Net yield is determined by the yield realized after payment of note servicing fees, if any, and administrative costs (ranging from 1% to 2% of our average invested assets). Rates will be either adjustable or fixed. No loans will be purchased at a premium above the outstanding principal balance. Our investment policy allows for acquisition of loans at various rates. Fees charged for Credit Enhancements will be determined by the degree of risk as determined and recommended by our Advisor. Credit Enhancement fees are expected to range between 0.5% and 3% per annum.

(3)	Term and Amortization

·	There is no minimum term for the loans we acquire.
·	Land Development Loans, Finished Lot Loans and Model Home Loans will generally have terms from 24 to 48 months.
·	Construction Loans will generally have terms of 12 to 18 months.
·	Interim Loans and Subordinate Interim Loans will generally have terms of 12 months or less.
·	Generally, Land Development Loans, Finished Lot Loans, Model Home Loans, Construction Loans and Interim Loans do not amortize. They are interest only loans with the principal paid in full when the loans mature.
·	Residential Mortgages will generally have terms and amortizations from 180 to 360 months.
·	Debtor in Possession Loans will generally have terms and amortizations from 6 to 60 months.
·	Credit Enhancements will range from 12 to 48 months.

(4)	Loan-to-Value (“LTV”), Investment-to-Value Ratio (“ITV”), Combined LTV Ratio (“CLTV”)

·	Land Development Loans, Finished Lot Loans, Residential Mortgages and Construction Loans: Except as set forth below, loans purchased may not exceed an 85% ITV. Except as set forth below, Land Development Loans, Finished Lot Loans, Residential Mortgages and Construction Loans will not exceed 85% of the value of the collateral securing the indebtedness (the LTV of the loan). The purchase of, or investment in, subordinate liens, secured loans or partnership interests securing loans will not exceed a CLTV of 85%, (subject to the exceptions listed below). May not exceed 85% LTV for first liens and 100% CLTV for second lien loans. CLTV shall mean the sum of all indebtedness senior to us plus the sum of our investment or loan.
·	Model Home Loans: LTV may not exceed 93% of each first lien loan, and will be a part of a pool of model home collateral and will also be cross-collateralized. CLTV may not exceed 100% of second lien loans. All expenses associated with the model home are borne by the home builder.
·	Subordinated Interim Loans and Interim Loans: Loans will not exceed a 75% CLTV without approval by our Board of Trustees.
·	Residential Mortgages: May not exceed 85% ITV and 85% LTV.
·	Debtor in Possession Loans will not exceed a 75% ITV.

(5)	Seasoning

·	None of the types of loans we currently purchase, or intend to purchase, are subject to seasoning requirements.

(6)	Borrower, Loan and Property Information

·	Land Development Loans, Finished Lot Loans, Model Homes Loans, Construction Loans, and Credit Enhancements: Borrower, loan and property information will be in accordance with guidelines set forth by the originating entities, United Development Funding and UMTH Land Development, L. P., including economic feasibility studies, engineering due diligence reports, exit strategy analysis, and construction oversight requirements. UMTHGS or our “Advisor”, our Advisor, will periodically monitor compliance and changes to underwriting guidelines.
·	Residential Mortgages: Borrower, loan and property information will be in accordance with guidelines set forth by the originating entities, UMTH Lending Company, L. P. UMTHGS or our Advisor; our Advisor will periodically monitor compliance and changes to underwriting guidelines.
·	Interim Loans: Loans shall be underwritten in accordance with the guidelines established by the originating company, UMTH Lending Company, L.P., including borrower and property information. Our Advisor will periodically monitor compliance and changes to underwriting guidelines.
·	Debtor in Possession Loans will be reviewed and underwritten on a case by case basis by our Advisor, due to their unique characteristics. Our Advisor will employ the services of outside consultants, when and if necessary, to effectively evaluate each opportunity.

(7) Appraisals

·	Land Development Loans, Finished Lot Loans, Construction Loans, Residential Mortgages and Model Home Loans: Appraisal must demonstrate that the LTV, ITV or CLTV is in compliance with the above referenced LTV, ITV and CLTV standards. Loans exceeding LTV, ITV and CLTV guidelines must note the criteria on which the exception was based.
·	Subordinate Interim Loans and Interim Loans: Appraisal must demonstrate that the CLTV or ITV is not more than 75% (subject to the exceptions set forth in 4 above).
·	Debtor in Possession loans will be underwritten on a case by case basis, given their unique characteristics and circumstances.
·	The appraisals must be performed by appraisers approved by our Advisor.

(8)	Credit

·	Subordinate Interim Loans, Residential Mortgages and Interim Loans: Minimum credit scores and corresponding down payment requirements will be in accordance with the guidelines set by the originating company (currently UMTH Lending Company, L.P.). UMTHGS will periodically monitor compliance and changes to underwriting guidelines.
·	Land Development Loans, Finished Lot Loans, Model Home Loans, Construction Loans and Credit Enhancements: Extensions of credit to borrowers will be determined in accordance with net worth and down payment requirements prescribed by the originating companies (currently United Development Funding and UMTH Land Development, L.P.). UMTHGS as Advisor to UMT shall periodically monitor compliance and changes to underwriting guidelines.

(9)	Hazard Insurance

·	Loans that are secured by a residence must have an effective, prepaid hazard insurance policy with a mortgagee's endorsement for our benefit in an amount not less than the outstanding principal balance on the loan. We reserve the right to review the credit rating of the insurance issuer and, if deemed unsatisfactory, request replacement of the policy by an acceptable issuer.

(10)	Geographical Boundaries

·	We may purchase Mortgage Investments and provide Credit Enhancements for real estate projects in any of the 48 contiguous United States.

(11)	Mortgagees' Title Insurance

·	Each Mortgage Investment purchased must have a valid mortgagees' title insurance policy insuring our lien position in an amount not less than the outstanding principal balance of the loan. Such title policy shall be issued by a title company with an “S – Substantial” rating or higher, as rated by Demotech, Inc., an independent financial analysis firm, or other similar standard as set forth by our board of trustees.

(12)	Guarantees, Recourse Agreements, and Mortgage Insurance

·	Subordinate Interim Loans, Interim Loans and Residential Mortgages purchased shall contain personal guarantees of the borrower or principal of the borrower.
·	Subordinate Interim Loans and Interim Loans shall afford full recourse to the originating company.
·	Land Development Loans, Finished Lot Loans, Model Home Loans, Construction Loans and Credit Enhancements shall have guarantees and collateral arrangements as determined by the originating companies (United Development Funding and UMTH Land Development, L.P). Our Advisor shall review guarantees and recourse obligations.
·	Debtor in Possession loans shall be secured by a priority lien over pre-bankruptcy secured creditors. Our Advisor shall review guarantees and recourse obligations.

(13)	Pricing

·	Mortgage Investments will be purchased at no minimum percentage of the principal balance, but in no event in excess of the outstanding principal balance.
·	Yields on our loan portfolio and fees charged for Credit Enhancements will vary with perceived risk, interest rate, credit, LTV ratios, down payments, guarantees or recourse agreements among other factors. Our objectives will be accomplished through purchase of high rate loans, reinvestment of principal payments and other short-term investment of cash reserves and, if utilized, leverage of capital to purchase additional Mortgages Investments.

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

We may borrow funds to make distributions to our shareholders or to acquire additional Mortgage Investments.  Our ability to borrow funds is subject to certain limitations set forth in the Declaration of Trust, specifically, the Trust may not incur indebtedness in excess of 50% of the Net Asset Value of the Trust

Other than in connection with the purchase of Mortgage Investments or issuance of Credit Enhancements, which may be deemed to be a loan from us to the borrower, we do not intend to loan funds to any person or entity.  Our ability to lend funds to the Advisor, a Trustee or Related Parties thereof is subject to certain restrictions as described in "Summary of Declaration of Trust - Restrictions on Transactions with Related Parties.”

We will not sell property to our Advisor, a Trustee or Related Parties thereof at terms less favorable than could be obtained from a nonrelated party.

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

We will not engage in any transaction which would result in the receipt by the Advisor or its Affiliates of any undisclosed "rebate" or "give-up" or in any reciprocal business arrangement which results in the circumvention of the restrictions contained in the Declaration of Trust and in applicable state securities laws and regulations upon dealings between us and the Advisor and its Related Parties.

The Advisor and its Related Parties, including companies, other partnerships and entities controlled or managed by such Affiliates, may engage in transactions described in our prospectus, including acting as Advisor, receiving distributions and compensation from us and others, the purchasing, warehousing, servicing and reselling of mortgage notes, property and investments and engaging in other businesses or ventures that may be in competition with us.

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

COMPETITION

We believe that our principal competition in the business of acquiring and holding mortgage investments is from financial institutions such as banks, saving and loan associations, life insurance companies, institutional investors such as mutual funds and pension funds, and certain other mortgage REITs. While most of these entities have significantly greater resources than we do, we believe that we are able to compete effectively and to generate relatively attractive rates of return for shareholders due to our relationships with related party loan origination companies, our relatively low level of operating costs, our relationships with our sources of mortgage investments and the tax advantages of our REIT status.

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

During 2012 the mortgage lending industry continued to experience some instability due to, among other things, defaults and foreclosures on sub-prime and prime loans and a resulting decline in the market value of such loans. These developments were initially referred to as the “sub-prime crisis” but it became evident in 2008 that the crisis had progressed beyond “sub-prime” mortgages as the default rate on prime mortgages also increased. The sub-prime crisis had become a credit crisis and part of an overall negative economic environment. In response to these negative market conditions, lenders, investors, regulators and other third parties questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers in recent years. This has led generally to reduced investor demand for mortgage loans and mortgage-backed securities, tightened credit requirements, reduced liquidity and increased credit risk premiums.

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

Most of our mortgage investments are “non-conforming” in that they are not insured by a federally owned or guaranteed mortgage agency. Also, a portion of our loans involve, directly or indirectly, borrowers who do not satisfy all of the income ratios, credit record criteria, loan-to-value ratios, employment histories and liquidity requirements of conventional mortgage financing.  Accordingly, the risk of default by the borrower in those "non-conforming loans" is higher than the risk of default in loans made to persons who qualify for conventional mortgage financing.   The three year average default rate for our residential mortgages and contracts for deed was approximately 1.6% and for our interim loans was approximately 0.02%.

We are exposed to concentrated credit risk with respect to a number of our loan transactions with related parties which could result in adverse results in the event of delinquencies or defaults.

A significant portion of our entire mortgage loan portfolio is comprised of loans we have made to related entities. Although we regularly conduct collectability analyses of these related entities, including UDF, the obligors under the recourse notes, UMT Holdings, L.P. and UMTHGS, because the security we hold for payment of a number of these obligations consists in significant part of receivables of these affiliates from other affiliates as well as from unaffiliated third parties and becaues our ultimate ability to collect on these obligations is dependent to a large extent upon the continued financial performance of those related parties we are exposed to a concentrated credit risk. In the event of a failure by those related parties to perform financially as they have regularly done in the past, our ability to collect on those obligations could be severely impaired or precluded. In such case, our earnings could be negatively impacted which in turn may limit distributions that we are able to pay to our shareholders.

We have a dependence upon the UDF line of credit which exposes us to concentrated credit risk and could result in adverse results with respect to delinquencies or defaults.

Our line of credit to UDF is currently $82 million. A significant amount of our total earnings are provided through that lending arrangement provided however we have sold a participitation in the UDF loan to UDF III L.P. effectively reducing our exposure to less than 10% of the outstanding loan balance at December 31, 2012. Effective December 31, 2010, the line of credit was increased from $60 million to $75 million and extended for one year, and effective December 31, 2012 the line of credit was increased from $75 million to $82 million. Effective December 31, 2012, the line of credit was extended for one year and matures on December 31, 2013. The large amount that we have committed to the UDF line of credit means that we face a concentrated credit risk with UDF so that, in the event of delinquencies or defaults by UDF, a significant portion of our total portfolio of mortgage investments could be adversely affected. In addition, if we are unable to renew the line of credit when it expires or to find an alternative lending arrangement either with UDF or other borrowers that will allow us to use an equivalent amount of our lending resources and that will generate an equivalent or better return to us, our earnings will be negatively impacted which may result in an adverse impact on our ability to make distributions to our shareholders.

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

We acquire most of our mortgage investments from affiliates of the Advisor.  Due to the affiliation between the Advisor and those entities and the fact that those entities may earn fees on the origination of mortgage investments sold to us, the Advisor has a conflict of interest in determining if mortgage investments should be purchased from related or nonrelated third parties. These arrangements could affect our Advisor’s judgment and advice with respect to acquisitions of investments, originations of loans, sales of properties and other dealings between us and our Advisor.

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

A large percentage of the properties securing our mortgage investments are located in Texas, with approximately 42% in the Dallas/Fort Worth area. As a result, we have a greater susceptibility to the effects of an economic downturn in that area or from slowdowns in certain business segments that represent a significant part of that area’s overall economic activity such as energy, financial services and tourism.

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

The dividend rate is fixed quarterly by our trustees, based, in part, on earnings projections. As such, the dividend rate may fluctuate up or down. Earnings are affected by various factors including use of leverage, cash on hand, current yield on investments, loan losses, general and administrative operating expenses and amount of non-income producing assets. We made distributions in excess of earnings between 1999 and 2005 and in 2008, 2009, 2010, 2011, and 2012. The amount of the excess constituted a return of capital.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

SHARE REDEMPTION PLAN

There is currently no established public trading market for our shares. As an alternative means of providing limited liquidity for our shareholders, we maintain a Share Redemption Plan, (“SRP”).  Our trustees have the discretion to modify or terminate the SRP upon 30 days’ notice. Under the terms of our plan as last modified and effective on May 1, 2009 (see below for a further description of the plan modifications), shareholders who have held their shares for at least one year are eligible to request that we repurchase their shares. In any consecutive 12 month period we may not repurchase more than 5% of the outstanding shares at the beginning of the 12 month period. The repurchase price is based on the “Net Asset Value” (NAV) as of the end of the month prior to the month in which the redemption is made. The NAV will be established by our Board of Trustees no less frequently than each calendar quarter. For reference, at December 31, 2012 and 2011 the NAV was $15.06 and $15.39 per share, respectively. Under the prior SRP terms, the redemption price was $20.00 per share. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests. A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that the request is made within 270 days after of the event giving rise to such exigent circumstances. Previously, there was no hardship exemption. Shares will be redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter will be carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Previously, shares were redeemed monthly. Repurchases are subject to cash availability and Trustee discretion. Previously, the SRP provided that repurchases were subject to the availability of cash from the DRIP or the Company’s credit line. We have also purchased a limited number of shares outside of our SRP from shareholders with special hardship considerations.

Share repurchases have been at prices of $15.14 to $20.00 through our SRP. Shares repurchased for less than $20.00 per share were 1) shares held by shareholders for less than 12 months 2) shares purchased outside of our Share Redemption Program prior to the May 1, 2009 modifications to our SRP or 3) shares purchased under our SRP subsequent to the May 1, 2009 modifications to our SRP.

Prior to May 1, 2009 the redemption price was $20 based on the determination of our Board of Trustees regarding the value of the shares with reference to our book value, our operations to date and general market and economic conditions. Subsequent to May 1, 2009, the redemption price was equal to the NAV as of the end of the quarter in which the redemption was made.

The Company complies with Distinguishing Liabilities from Equity topic of FASB Accounting Standards Codification, which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value. We believe that shares tendered for redemption by the shareholder under the Company’s share redemption program do not represent a mandatory obligation until such redemptions are approved at the discretion of our board of trustees. At such time, we will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. At December 31, 2012 all approved redemption requests had been paid. As of December 31, 2011, we had approximately $56,000 of approved and unpaid redemption requests included in our liabilities. These shares were redeemed in February 2012.

The following table summarizes the share repurchases made by us in 2012:

Month	Total number of shares repurchased	Average Purchase Price	Total number of shares purchased as part of a publicly announced plan	Total number of shares purchased outside of plan
January	302	$15.50	302	-
February	2,298	$15.50	2,298	-
March	1,332	$15.50	1,332	-
April	1,848	$15.39	1,848	-
May	2,233	$15.25	2,233
June	1,212	$15.29	1,212	-
July	1,576	$15.29	1,576	-
August	1,379	$15.22	1,379	-
September	2,438	$15.23	2,438	-
October	920	$15.22	920	-
November	856	$15.14	856	-
December	2,120	$15.14	2,120	-
Totals	18,514	$15.31	18,514	-

On December 31, 2012, we had 6,439,531 shares outstanding compared to 6,437,420, and 6,426,563 shares outstanding at December 31, 2011 and 2010, respectively. The increase in shares is the net between more DRP shares issued and fewer SRP shares repurchased. The shares were held by 2,486, 2,313, and 2,311 beneficial owners in 2012, 2011, and 2010, respectively. No single shareholder owned 5% or more of our outstanding shares.

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

The redemption price is equal to the “Net Asset Value” (NAV) as of the end of the month prior to the month in which the redemption is made. The NAV is established by our Board of Trustees no less frequently than each calendar quarter. For reference, at December 31, 2012 and 2011 the NAV was $15.06 and $15.39 per share, respectively. Under the prior SRP terms, the redemption price was $20.00 per share. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests. A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that that the request is made within 270 days after of the event giving rise to such exigent circumstances. Previously, there was no hardship exemption. Shares will be redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter will be carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Previously, shares were redeemed monthly. Repurchases are subject to cash availability and Trustee discretion. Previously, the SRP provided that repurchases were subject to the availability of cash from the DRIP or the Company’s credit line.

Modifications to the Dividend Reinvestment Plan (“DRP”)

Effective May 1, 2009, our DRIP share purchase price was set at the NAV. Previously, the share purchase price was $20.00 per share.

Please refer to our Report on Form 8-K filed on March 19, 2009 for further information about the modifications to the SRP and DRIP.

DIVIDEND POLICY

Under our current dividend policy, our distribution is comprised of (i) all of our earnings and (ii) a return of capital. We may retain up to 10% of our earnings to build share value, (“Retained Earnings”), and distribute to shareholders at least 90% of our taxable income each year (which does not ordinarily equal net income as calculated in accordance with accounting principles generally accepted in the United States) so as to comply with the REIT provisions of the Code.  To the extent we have available funds, we declare regular monthly dividends (unless the trustees determine that monthly dividends are not feasible, in which case dividends would be paid quarterly).  Any taxable income remaining after the distribution of the final regular monthly dividend each year, excluding our Retained Earnings, is distributed together with the first regular monthly dividend payment of the following taxable year or in a special dividend distributed prior thereto.  The dividend policy is subject to revision at the discretion of the Board of Trustees.  All distributions are made by us at the discretion of the Board of Trustees and depend on our taxable earnings, our Retained Earnings, our financial condition, maintenance of our REIT status and such other factors as the Board of Trustees deems relevant.

Distributions to shareholders are generally subject to taxation as ordinary income, although a portion of those distributions may be designated by us as capital gain or may constitute a tax-free return of capital which reduces the tax basis for shares held by a shareholder at each monthly distribution date (provided the distribution does not exceed a shareholder’s tax basis in the shares).  We declared dividends that resulted in a return of capital from 1997 through 2005 and from 2008 through 2012 and may do so in the future. Any distribution to shareholders of income or capital assets from us is accompanied by a written statement disclosing the source of the funds distributed. If, at the time of distribution, this information is not available, a written explanation of the relevant circumstances accompanies the distribution and the written statement disclosing the source of the funds is distributed to the shareholders not later than 60 days after the close of the fiscal year in which the distribution was made. In addition, we annually furnish to each of our shareholders a statement setting forth distributions during the preceding year and their characterization as ordinary income, capital gains, or return of capital.

We began making distributions to our shareholders on September 29, 1997. Monthly distributions have continued each month thereafter. As of December 31, 2012 we had paid monthly dividends for 172 consecutive months. Distributions for the years ended December 31, 2012, 2011, and 2010 were made at a rate of 2.90% ($0.58) based on our original share price of $20.00. The dividend portion of the distribution was 1.15% ($0.23), 1.24% ($0.25), and 2.16% ($0.43), per weighted share for 2012, 2011, and 2010, respectively. The portion of these distributions that did not represent a dividend represented a return of capital. The rate of return of these distributions on the NAV of outstanding shares during 2012, 2011, and 2010 was at an annualized rate 3.85%, of 3.76% and 3.68%, respectively.

ITEM 6. SELECTED FINANCIAL DATA

We present below selected financial information. We encourage you to read the financial statements and the notes accompanying the consolidated financial statements in this Annual Report. This information is not intended to be a replacement for the financial statements.

	Years ended December 31,
	2012	2011	2010	2009	2008
OPERATING DATA
Interest on loans related parties	$4,479,806	$3,850,099	$5,697,380	$7,657,170	$8,981,198
Interest on loans	1,028,601	1,279,412	1,671,327	1,414,502	2,186,413
Total interest income	5,508,407	5,129,511	7,368,707	9,071,672	11,167,611
Net interest income	4,733,723	4,540,727	6,895,887	8,968,339	11,171,601
Total expenses	4,021,831	3,537,358	4,396,679	4,875,279	4,389,897
Net income	$1,486,576	$1,592,153	$2,972,028	$4,196,393	$6,782,785
Net income per share	$0.23	$0.25	$0.46	$0.65	$1.04
Weighted average shares outstanding	6,439,528	6,432,781	6,422,407	6,417,813	6,535,278

	Years ended December 31,
	2012	2011	2010	2009	2008
BALANCE SHEET DATA
Cash	$236,213	$363,561	$7,325	$338,336	$1,944,271
Investment in trusts receivable	905,659	1,098,797	1,243,638	2,023,327	2,505,788
Investment in residential mortgages	4,266,646	4,904,537	5,557,396	5,005,413	2,830,762
Interim mortgages, related parties	16,285,448	17,319,590	24,638,389	34,249,793	41,574,804
Interim mortgages	35,886	35,886	248,585	294,600	348,600
Allowance for loan losses	(314,277)	(340,487)	(459,361)	(222,463)	(635,820)
Real estate owned, net	8,192,368	11,090,796	15,980,479	9,426,875	6,658,707
Lines of credit receivable, related parties	88,947,361	78,356,781	69,714,261	63,303,613	47,889,473
Lines of credit receivable	4,744,680	4,132,639	4,755,129	8,202,706	4,677,860
Deficiency notes	6,121,525	8,063,129	7,301,046	7,189,311	6,980,510
Deficiency notes, related party	29,958,940	29,507,820	12,739,093	10,315,478	5,332,105
Allowance for loan losses - deficiency notes	(2,246,632)	(4,757,746)	(4,517,746)	(4,314,128)	(3,131,155)
Recourse obligations, related parties	18,499,829	18,361,710	18,321,173	16,449,734	16,578,484
Other assets	9,640,921	8,492,926	12,644,137	10,273,004	9,062,097
Total assets	$185,274,567	$176,629,939	$168,173,544	$162,535,599	$142,616,486

Lines of credit payable	$6,988,297	$6,680,333	$5,515,442	$3,788,477	$-
Dividend payable	311,000	310,000	310,000	310,000	646,853
Participation payable, related party	74,699,299	65,503,661	57,050,973	53,768,482	38,321,843
Other liabilities	6,331,088	5,032,958	4,173,482	2,783,883	1,285,016
Total liabilities	88,329,684	77,526,952	67,049,897	60,650,842	40,253,712

Total shareholders' equity	96,944,883	99,102,987	101,123,647	101,884,757	102,362,774
Total liabilities and shareholders' equity	$185,274,567	$176,629,939	$168,173,544	$162,535,599	$142,616,486

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

The typical terms for residential mortgages, contracts for deed and interim loans (collectively referred to as “mortgage investments”) are 360 months, 360 months and 12 months, respectively. The UDF line of credit had a five year term. Effective December 31, 2012, the loan was extended for a period of one year and matures on December 31, 2013. Finished lot loans and builder model home loans are expected to have terms of 12 to 48 months. The majority of  interim loans are covered by recourse agreements that obligate either a third party with respect to the performance of a purchased loan, or obligate a borrower that has made a corresponding loan to another party (the "underlying borrower"), to repay the loan if the underlying borrower defaults. Our loans to UDF are secured by the pledge of all of UDF’s land development loans and equity participations, and are subordinated to its bank lines of credit.

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

At the end of 2012, our mortgage portfolio totaled approximately $115,186,000. Approximately 19% of our mortgages were first lien secured interim mortgages and residential mortgages and contracts for deed, approximately 6% were secured LOC to UMTH Lending Co., L.P., approximately 71% were land development loans, approximately 2% were finished lot loans, and approximately 2% were invested in construction loans. As noted above, our portfolio also includes obligations of affiliates of our Advisor, which we refer to as “recourse loans” and “deficiency notes.”

We no longer purchase Interim Loans. We plan to invest in Residential Mortgages to facilitate the sale of homes securing our Interim Loans. We plan to invest in Construction Loans for the construction of new single family homes. We plan to continue to invest in Land Development Loans, Finished Lot Loans, and Model Home Loans because, 1) Land Development Loans and Finished Lot Loans have provided us with suitable collateral positions, well capitalized borrowers and attractive yields; and, 2) Model Home Loans and Construction Loans are expected to provide us with suitable collateral positions, well capitalized borrowers and attractive yields. Model Home and Construction Loans are expected to produce higher yields commensurate with Land Development Loans, Finished Lot Loans and the Subordinate Line of Credit secured by Interim Loans. As we phase out of Interim Loans we will increase the percentage of our portfolio invested in Land Development Loans, Finished Lot Loans. Model Home Loans, Debtor in Possession Loans, and Construction Loans, until market conditions indicate the need for an adjustment of the portfolio mix.

The following table summarizes mortgage loans by type and original loan size held by United Mortgage Trust at December 31, 2012.

Description	No. of Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face amount of Mortgage (1)	Carrying amount of Mortgage (2)	Past Due Amounts (3)
Single family residential 1st mortgages and interim loans (4):
Original balance > $100,000	8	10.0% - 11.0%	11/24/11– 10/1/15	n/a	n/a	$896,275	$842,191	$4,397
Original balance $50,000 - $99,999	107	8.5% - 12.75%	08/30/11 – 3/1/39	n/a	n/a	2,719,480	2,555,379	30,448
Original balance $20,000 - $49,999	165	9.0% - 14.5%	05/25/13 – 5/19/36	n/a	n/a	1,276,173	1,199,165	22,319
Original balance under $20,000	33	9.0% - 14.5%	12/1/11 – 9/1/31	n/a	n/a	316,263	297,179	835

First Lien secured interim mortgages
Ready America Funding (5)	9	14.0%	n/a	n/a	n/a	16,285,448	16,285,448	-

Secured LOC to UMTH Lending Co., L.P. (4),(5)	0	12.5% - 13.5%	n/a	n/a	n/a	7,561,966	7,561,966	-

Land Development Loans
UDF III Economic Interest Participation	2	14.0%	12/10/12	n/a	n/a	81,385,395	81,385,395	-

Construction & Lot Banking Loans	6	13.0%	6/10/14	n/a	n/a	4,744,680	4,744,680	-
Totals	330					$115,185,680	$114,871,403	$57,999

(1)	Current book value of loans.
(2)	Net of allowance for loan losses on mortgage loans of $314,277 at December 31, 2012.
(3)	Amounts greater than thirty (30) days past due.
(4)	Lines of credit with Ready America Funding and UMTH Lending Co., L.P. are collateralized by 9 and 0 loans, respectively.
(5)	The Company has a first lien collateral position in these loans funded by the originator. The advances to the originator do not have specific maturity dates.

Below is a reconciliation and walk forward of mortgage loans, net of allowance for loan losses for the year ended December 31, 2012.

Balance at beginning of period	$105,507,743
Changes during period:
Other (increase in UDF III Participation)	9,195,637
Investments in mortgages, net	580,457
Other decreases, net	(287,718)
Foreclosures	(150,926)
Other (net change in allowance for loan loss)	26,210
Balance at close of period	$114,871,403

MATERIAL TRENDS

Housing Industry

We are a real estate investment trust and derive a substantial portion of our income from loans secured by single-family homes (both finished homes and homes under construction), single-family home lots, and entitled land under development into single-family home lots. We continue to concentrate our investment activities in Texas. We believe these areas continue to experience demand for new construction of single-family homes, however the U.S. housing market suffered declines from 2007 through 2009, particularly in geographic areas that had experienced rapid growth, steep increases in property values and speculation. However, we expect to see continued healthy demand for our products as the supply of new homes, finished lots and land is once again aligned with our market demand.

Material Trends Affecting Our Business

We believe that the housing market reached a bottom and continues to recover and strengthen. This recovery will continue to be regional in its early stages, led by those housing markets with balanced supply, affordable and stable home prices, lower levels of foreclosures, strong economies, and strong demand fundamentals. Nationally, the housing recovery has strengthened as excess inventories of new and existing homes have been absorbed and consumer demand continues to return. We expect the housing recovery will continue to slowly strengthen as household balance sheets are restored in each market. The Federal Reserve has indicated that it intends to keep reserve interest rates at historic lows until the national unemployment rate returns to 6.5%, so long as inflation between one and two years ahead is projected to be no more than 2.5%, and longer-term inflation expectations continue to be well anchored. The Federal Reserve has also committed to an open-ended purchase program targeting agency-backed residential mortgage-backed securities and U.S. Treasury Securities. Further, the Federal Reserve has stated that it expects that a highly accommodative stance of monetary policy will remain appropriate for a considerable time after the economic recovery strengthens. Easing policies of the Federal Reserve, coupled with extensive price correction over the past several years, have restored housing affordability across the country. We believe that continued strengthening of the recovery depends on the continued recovery of consumer health and consumer confidence. The national consumer confidence index, which fell to record lows during the economic downturn, continues to recover slowly, but remains below levels historically associated with normalized conditions. Nationally, we believe consumers continue to remain cautious due to uncertainty present in many economic sectors, particularly with regards to the European debt crisis, elevated unemployment, low wage growth, and events associated with federal fiscal policy, including tax rates and spending, which are expected to take place in the first half of 2013. Additionally, continued economic weakness and fiscal tightening on the state and local levels associated with particular states most severely affected by the collapse of the housing bubble will likely drag on consumer health and confidence in those markets. We expect the housing markets that participated most heavily in the housing bubble will continue to lag the overall recovery, as consumers in those markets have generally suffered greater losses of household wealth from the declines in home prices and equity and continue to experience higher levels of unemployment relative to the nation as a whole.

Unemployment remains elevated and access to conventional real estate and commercial financing remains challenging in many parts of the country. These factors continue to pose obstacles to a robust recovery on a national scale, which, we believe, is contingent upon the reengagement of the consumer and the return of final demand. However, as inventory levels continue to decline and housing prices stabilize, we expect the housing recovery to gain strength. We continue to believe that the recovery will be stronger in markets such as Texas, where consumer confidence averaged more than 20 points higher than the national index from December 2011 to December 2012; where the job growth rate over the past 12 months was approximately 110 basis points higher than the national rate; and where approximately 15.3% of all single-family homebuilding permits in the country were issued in 2012. Further, according to the Bureau of Labor Statistics, approximately 17.7% of the total net new jobs created in the United States since the official end of the national recession were created in Texas (from June 2009 to December 2012). Currently, the majority of our portfolio relates to property located in the state of Texas, and we intend to invest in markets that demonstrate similarly sound economic and demand fundamentals – fundamentals that we believe will be the drivers of the recovery – and balanced supplies of homes and finished lots. We believe the fact that new single-family home permits, starts and sales have all risen significantly from their respective lows reflects a continued return of real demand for new homes. However, we anticipate the former bubble market states – principally California, Arizona, Nevada and Florida – will be slower to recover, as those markets have seen overbuilding and extensive price correction and are experiencing weakened economies and continued foreclosures. We believe these conditions have caused significant weakness among consumers in these markets, and losses of property tax revenue, sales and use tax revenue, and budget imbalances have, in many cases, led to significant fiscal difficulties at the state and municipal levels associated with these former bubble markets.

From a national perspective, ongoing credit constriction, a less robust economic recovery, continued high unemployment, and housing price instability have made potential new home purchasers and real estate lenders cautious. As a result of these factors, the national housing market experienced a protracted decline, and the time necessary to correct the market likely means a corresponding slower recovery for the housing industry relative to historical trends. However, improving fundamentals such as the return of price stability and price inflation, high home affordability, and continued inventory absorption indicate to us that the recovery will continue to gain strength in the coming quarters.

Nationally, capital constraints at the heart of the credit crisis have reduced the number of real estate lenders able or willing to finance development, construction or the purchase of homes and have increased the number of undercapitalized or failed builders and developers. In correlation, the number of finished lots developed has decreased and remains near historic lows, even as home starts have begun to increase, which has begun to result in a shortage of developed lots in select markets and submarkets and may result in a wider shortage of new homes and developed lots in select real estate markets in 2013 and 2014. We believe this shortage will be most prominent in markets that did not participate in the housing bubble, avoiding overbuilding and maintaining balanced supplies and affordable and stable home prices. With lenders imposing stricter underwriting standards, mortgages to purchase homes have become more difficult to obtain in some markets. In order to support the availability of mortgage financing for millions of Americans, the U.S. Treasury initiated a temporary program to purchase GSE mortgage-backed securities, which expired with the U.S. Treasury’s temporary authorities in December 2009. Coinciding with the Treasury purchase program was the Federal Reserve, which purchased $1.25 trillion worth of mortgage-backed securities through the end of March 2010. This program ended on March 31, 2010, as scheduled by the Federal Reserve. On September 21, 2011, the Federal Reserve announced that it would begin reinvesting the principal payments from its mortgage-backed securities holdings into additional purchases of agency mortgage-backed securities to help further support conditions in mortgage markets. On September 13, 2012, the Federal Reserve announced that it would again increase monetary policy accommodation by purchasing additional agency mortgage-backed securities at a pace of $40 billion per month, would continue, through the end of 2012, its program of extending the average maturity of its holdings of securities, and would maintain its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in more agency mortgage-backed securities.  On December 12, 2012, the Federal Reserve announced that it would further increase monetary policy accommodation by purchasing additional U.S. Treasury securities at an initial pace of $45 billion per month in addition to the $40 billion per month purchases of agency mortgage backed securities that the Federal Reserve announced on September 13, 2012. The Federal Reserve stated in that same announcement that these actions should put downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative.

Nationally, the pace of new home sales rose slightly during the fourth quarter of 2012 from the pace of sales in the third quarter of 2012, although the December 2012 sales pace was lower than the September 2012 sales pace. National fundamentals that drive home sales continue to improve in most markets and home affordability remains near record-highs, so we expect the pace of home sales will continue to increase in 2013. The U.S. Census Bureau reports that the sales of new single-family residential homes in December 2012 were at a seasonally adjusted annual rate of 369,000 units. This number is down approximately 2.6% from the revised September 2012 figure of 379,000, but it is up approximately 8.8% year-over-year from the December 2011 estimate of 339,000.

The national raw number of new single -family home inventory increased slightly in the fourth quarter of 2012 for the first time since the second quarter of 2007. Through much of the downturn, homebuilders reduced their starts and focused on selling their existing new home inventory. The national figure for new single-family home inventory had fallen in each sequential quarter from the third quarter of 2007 to the first quarter of 2012. Inventory remained stable from March 2012 to September 2012 before increasing in the fourth quarter of 2012. We believe that, with such reductions and subsequent stabilization, the new home market has been restored to equilibrium in most markets, even at lower levels of demand. The subsequent increase in new home inventory suggests to us that the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident at the bottom of the new homebuilding cycle. Further, the new home market is experiencing shortages in certain markets that did not participate in the housing bubble. The seasonally adjusted estimate of new homes for sale at the end of December 2012 was 151,000, which is lower than any time since the U.S. Census Bureau began keeping records, excluding the third quarter of 2012. This number represents a generally short supply of 4.9 months at the December 2012 sales rate. We believe that what is necessary now to regain prosperity in housing markets is the return of healthy levels of demand.

According to the U.S. Census Bureau, new single-family residential home permits and starts fell nationally from 2006 through early 2009, as a result and in anticipation of an elevated supply of and decreased demand for new single-family residential homes in that period. Since bottoming in early 2009, however, single-family permits and starts have improved significantly. Single-family homes authorized by building permits in December 2012 were at a seasonally adjusted annual rate of 578,000 units. This was an increase year-over-year of approximately 27.3% from the rate of 454,000 in December 2011, and is approximately 71.5% higher than the low of 337,000 set in January 2009. Single-family home starts for December 2012 stood at a seasonally adjusted annual rate of 616,000 units. This pace is up approximately 18.5% from the December 2011 estimate of 520,000 units. Further, the December 2012 pace of home starts is 74.5% higher than the low of 353,000 set in March 2009. Such increases suggest to us that the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident at the bottom of the new homebuilding cycle.

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

In 2009, the Harvard Joint Center for Housing Studies forecasted that an average of between approximately 1.25 million and 1.48 million new households will be formed per year over the next ten years. Likewise, the Homeownership Alliance, a joint project undertaken by the chief economists of Fannie Mae, Freddie Mac, the Independent Community Bankers of America, the National Association of Home Builders, and the National Association of Realtors, has projected that 1.3 million new households will be formed per year over the next decade and approximately 1.8 million housing units per year should be started to meet such new demand, including approximately 1.3 million new single-family homes per year based on the estimation of the Homeownership Alliance that 72% of all housing units built will be single-family residences. According to the U.S. Census Bureau, the United States averaged approximately 1.5 million new households formed annually between 1997 and 2007. During the downturn, household formation fell to approximately 772,000 households formed in 2008, approximately 398,000 households formed in 2009, and 357,000 households formed in 2010. In 2012, the U.S. Census Bureau estimated that approximately 2.4 million new households were formed in 2011, a figure that was upwardly revised by more than a million households from the 2011 Census Bureau release. The Census Bureau also estimates that approximately 1.2 million new households were formed in 2012. We believe that the return of household formation and significant increases in household formation are significant contributors to the corresponding increases in new home starts and sales.

While housing woes beleaguered the national economy, Texas housing markets held up as some of the healthiest in the country. Furthermore, as recovery in the housing sector continues to strengthen across the country, we believe that Texas housing markets have continued to lead the recovery. Texas is the largest homebuilding market in the country based on the U.S. Census Bureau’s measurements of housing permits. We have concentrated our investment portfolio in Texas as we believe Texas markets, though weakened from their starts and sales peaks in 2007 and 2008, have remained fairly healthy due to strong demographics, economies and job growth, balanced housing inventories, stable home prices and high housing affordability ratios. Texas did not experience the dramatic price appreciation (and subsequent depreciation) that states such as California, Florida, Arizona, and Nevada experienced. The following graph, created with data from the third quarter 2012 Federal Housing Finance Agency’s (“FHFA”) Purchase Price Only Index, illustrates the rises and declines in home prices nationally, as well as in California, Florida, Arizona, and Nevada over the past few years. Further, the graph illustrates how Texas maintained relative home price stability throughout the downturn. The Purchase Price Only Index indicates that Texas had a home price appreciation of 5.58% between the third quarter of 2011 and the third quarter of 2012. Home prices in Texas continue to outperform the national average appreciation of 4.04%, which was the third consecutive quarter of year-over-year home price appreciation since the fourth quarter of 2007. Further, the index also reports that over the past five years, Texas home prices have demonstrated significantly more home price stability than the national average, as home prices in Texas appreciated 4.32% compared to a national depreciation of -15.37% over the same time period. The chart also illustrates the return of home price inflation nationally as well as in the former bubble states of California, Arizona, Nevada, and Florida. Significantly, the Texas home price index stands at an all-time high, in contrast to the national and former bubble state indices which remain well below their peaks.

FHFA’s Purchase Price Only Index tracks average house price changes in repeat sales on the same single-family properties. The Purchase Price Only Index is based on more than 6 million repeat sales transactions and is based on data obtained from Fannie Mae and Freddie Mac for mortgages originated over the past 38 years. FHFA analyzes the combined mortgage records of Fannie Mae and Freddie Mac, which form the nation’s largest database of conventional, conforming mortgage transactions. The conforming loan limit for mortgages purchased since the beginning of 2006 has been $417,000. Loan limits for mortgages originated in the latter half of 2007 through December 31, 2008 were raised to as much as $729,750 in high-cost areas in the contiguous United States. Legislation generally extended those limits for 2009-originated mortgages. An appropriations act (PL111-88) further extended those limits for 2010 originations in places where the limits were higher than those that would have been calculated under pre-existing rules.

Median new home prices in the four major Texas markets have begun to rise. According to Metrostudy, a leading provider of primary and secondary market information, the median new home prices for the fourth quarter of 2012 in the metropolitan areas of Austin, Houston, Dallas-Fort Worth, and San Antonio were $228,322, $227,161, $248,910 and $211,256, respectively.

Using the Department of Housing and Urban Development’s estimated 2013 median family income for the respective metropolitan areas of Austin, Houston, Dallas and San Antonio, the median income earner in those areas has 1.54 times, 1.40 times, 1.31 times, and 1.40 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area. These numbers illustrate the affordability of Texas homes, as each of these markets has higher affordability than the national average. Our measurement of housing affordability, as referenced above, is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, based on the average interest rate over the fourth quarter of 2012 and assuming an annual mortgage insurance premium of 70 basis points for private mortgage insurance, plus a cost that includes estimated property taxes and insurance for the home. Using the Department of Housing and Urban Development’s 2013 income data to project an estimated median income for the United States of $64,400 and the December 2012 national median sales prices of new homes sold of $248,900, we conclude that the national median income earner has 1.25 times the income required to qualify for a mortgage loan to purchase the median-priced new home in the United States. This estimation reflects the increase in home affordability in housing markets outside of Texas over the past 69 months, as new home prices in housing markets outside of Texas generally have fallen. Recently, however, such home prices have begun to stabilize. We believe that such price stabilization indicates that new home affordability has been restored to the national housing market.

Since the national recession’s official end, Texas employment markets have experienced strong job growth. According to the United States Department of Labor, Texas added approximately 260,800 jobs in the 12 months ended December 2012. Texas’ employment levels have now exceeded pre-recession levels by approximately 264,300 jobs. Furthermore, substantially all of those jobs created over the trailing twelve months have been in the private sector (258,500), which was the second largest private sector job increase of any state over that time period and is a growth rate of 2.9%. Since the national recession’s end in June 2009, Texas has added 622,600 net new jobs, which is about 17.7% of all net jobs added nationwide over that 42 month period. Further, Texas has added approximately 1.5 million new jobs over the past 10 years and nearly 1.4 million in the private sector, comparing well to national employment growth that added just over 3.8 million total jobs over that ten-year period and 3.5 million private sector jobs in those ten years. From December 2011 to December 2012, Austin added 32,800 jobs year-over-year. Dallas-Fort Worth added 73,900 jobs over that same time period. Houston added 82,000 jobs over that period and San Antonio added 23,000 jobs in that time.

The unemployment rate in Texas fell year-over-year from 7.4% in December 2011 to 6.1% in December 2012. The decrease in the state unemployment rate occurred in spite of significant growth in Texas’ labor force. According to the Bureau of Labor Statistics, Texas has added approximately 119,229 workers to its labor force over the past 12 months. Furthermore, the labor force participation rate in Texas is 65.0% as of December 2012, which is 140 basis points higher than the national labor force participation rate of 63.6%. The national unemployment rate fell year-over-year from December 2011 (8.5%) to December 2012 (7.8%). The national unemployment rate was unchanged between the end of the third quarter of 2012 and the fourth quarter of 2012. In addition, all four major Texas labor markets have unemployment rates significantly below the national unemployment rate.

We believe that Texas cities will continue to be among the first in the country to recover based on employment figures, consumer confidence, gross metropolitan product, and new home demand. According to the Texas Workforce Commission, Texas tends to enter into recessions after the national economy has entered a recession and usually leads among states in the economic recovery. The National Bureau of Economic Research has concluded that the U.S. economy entered into a recession in December 2007, ending an economic expansion that began in November 2001. We believe, based on transitions in the Texas Leading Index as prepared monthly by the Federal Reserve Bank of Dallas, that Texas entered into recession in late Fall 2008, trailing the national recession by nearly a year, and emerged from the recession in the late spring of 2009. We believe the Texas economy continues to lead the national economic recovery. The Texas Leading Index, which combines eight measures that tend to anticipate changes in the Texas business cycle by approximately three to nine months, has risen significantly since reaching a low of 100.5 in March 2009 and, as of November 2012 (the most recent reading), was 123.0. The Index’s six-month moving average now stands at its highest reading since September 2008.

Further, we believe Texas consumers are beginning to return to their normal consumption habits. The aggregate value of state sales tax receipts in Texas increased 9.4% year-over-year in December 2012 from December 2011 – the 33rd consecutive month in which Texas has experienced year-over-year improvement in sales tax receipts.

The U.S. Census Bureau reported in its 2012 Estimate of Population Change for the period from July 1, 2011 to July 1, 2012 that Texas led the country in population growth during that period. The estimate concluded that Texas’ population grew by 1.7%, or 427,425 people, a number that was 1.2 times greater than the next closest state in terms of raw population growth, California, and nearly twice as great as the second closest state in terms of raw population growth, Florida. Over the last decade, July 1, 2000 to July 1, 2010, Texas grew by nearly 4.3 million residents, averaging nearly 427,000 new residents per year. This population growth was 1.17 times greater in terms of raw population growth than the next closest state, California, and 2.63 times greater than the second closest state, Florida. The U.S. Census Bureau also reported that among the 100 largest counties in the country, six of the top 20 counties for raw population growth between July 1, 2010 and July 1, 2011 were in Texas: Harris (Houston), Tarrant (Fort Worth), Bexar (San Antonio), Collin (North Dallas), Dallas (Dallas) and Travis (Austin). The 2011 Census release on county and metropolitan population growth remains the most recent as of this filing. In April 2012, the U.S. Census Bureau reported that Texas’ four major metro areas – Austin, Houston, San Antonio, and Dallas-Fort Worth – were among the top 15 in the nation for population growth from 2010 to 2011. Dallas-Fort Worth-Arlington led the nation in numerical population growth with a combined estimated population increase of 126,037. Houston-Sugarland-Baytown was second in the nation with a population increase of 110,068 from July 1, 2010 to July 1, 2011. Austin-Round Rock had an estimated population growth of 55,272 and San Antonio had an estimated population growth of 41,036 over the same period. The percentage increase in population for each of these major Texas cities ranged from 1.8% to 3.2%.

The national foreclosure tracking service, RealtyTrac, estimates that the Texas foreclosure rate continues to be significantly healthier than the national average. We do not expect the four major Texas housing markets will be materially adversely affected by foreclosures and anticipate that home foreclosures will continue to be mostly concentrated in the bubble market states of California, Florida, Arizona and Nevada. The mortgage analytic company, CoreLogic, reports that, through the third quarter of 2012, approximately 42.3% of all homes with negative equity were located in one of those four states compared to approximately just 2.8% of all the negative equity homes in the country that were located in the state of Texas. We believe that Texas’ housing sector is healthier, the cost of living and doing business is lower, and its economy is more dynamic and diverse than the national average.

In contrast to the conditions of many homebuilding markets in the country, new home sales were consistently greater than new home starts in Texas markets over the downturn, which indicates that homebuilders in Texas were focused on preserving a balance between new home demand and new home supply. We believe that homebuilders and developers in Texas remained disciplined on new home construction and project development. Inventories of finished new homes and total new housing (finished vacant, under construction, and model homes) remain at generally healthy and balanced levels in all major Texas markets: Austin, Dallas-Fort Worth, Houston, and San Antonio. Each major Texas market experienced a rise in the number of months of finished lot inventories as homebuilders began reducing the number of new home starts in 2008, causing each major Texas market to reach elevated levels. However, the number of finished lots available in each market has fallen significantly and the months’ supply has generally returned to balanced levels. Furthermore, finished lot shortages are beginning to emerge in many desirable submarkets in the major Texas markets. Over the fourth quarter, homebuilders in all four major Texas markets started more homes than they sold as they continued to address constriction in home inventory levels. We believe this trend will continue in 2013 and that these increased start levels will likely result in greater shortages of finished lots in these markets, particularly in the most desirable submarkets. The lack of commercial financing for development has constrained finished lot development over the past five years even as new home demand and sales continued. We believe that such demand and sales will increase and these finished lot shortages will become more pronounced in coming quarters. As of December 2012, Houston has an estimated inventory of finished lots of approximately 22.0 months and Austin has an estimated inventory of finished lots of approximately 21.5 months, both of which represent slightly constrained levels. San Antonio has an estimated inventory of finished lots of approximately 25.7 months and Dallas-Fort Worth has an estimated inventory of finished lots of approximately 34.7 months. A 24-28 month supply is considered equilibrium for finished lot supplies.

We expect to see the months’ supply of lot inventory continue to decrease as the homebuilders increase their pace of home starts since the prior elevation in months’ supply of finished lot inventory in Texas markets was principally the result of the decrease in the pace of annual starts rather than an increase in the raw number of developed lots. Indeed, the raw number of finished lots available in each Texas market has been significantly reduced from their peaks. Since peaking in the first quarter of 2008, Houston’s finished lot supply is down 41.1% from 73,047 to 43,011 in the fourth quarter of 2012. San Antonio’s finished lot inventory fell 40.3% to 16,692 in the third quarter of 2012 from its peak at 27,937 in the second quarter of 2008. San Antonio’s finished lot inventory subsequently experienced an increase in the fourth quarter of 2012. Austin’s finished lot inventory peaked in the first quarter of 2009 at 27,176, and is down 42.0% to 15,767. The finished lot inventory for Dallas-Fort Worth peaked in the first quarter of 2008 at 91,787 lots and has fallen 43.8% to 51,593 lots. Such inventory reduction continued in the fourth quarter of 2012 in three of these four markets as the number of finished lots dropped by more than 800 in Austin during the fourth quarter, more than 1,800 in Dallas-Fort Worth, and approximately 1,500 in Houston. San Antonio’s finished lot supply increased by just over 600 lots in the fourth quarter. Even with the increase in finished lot inventory, San Antonio’s month supply based on the home start rate was unchanged from the third quarter of 2012 to the fourth quarter and remains within levels associated with equilibrium. Annual starts in each of the Austin, San Antonio, Houston and Dallas-Fort Worth markets are outpacing lot deliveries, and we expect to see increased finished lot sales in 2013 as homebuilders replenish their inventory.

Texas markets continue to be some of the strongest homebuilding markets in the country. Though the pace of homebuilding in Texas fell between 2007 and 2011 as a result of the national economic downturn and reduced availability of construction financing, homebuilding began to increase in 2012. Still, the availability of construction and development finance remains challenging for private homebuilders and developers to obtain. According to the Federal Deposit Insurance Corporation, Texas banks reduced their outstanding loan portfolio of construction and development loans by approximately 1.4% from the second quarter of 2012 to the third quarter of 2012 as they have done each quarter since the second quarter of 2008. Construction and development loans held by Texas banks declined year over year by approximately 9.2% from approximately $16.7 billion as of September 30, 2011 to approximately $15.3 billion as of September 30, 2012. While the previous decline in housing starts through the downturn caused the month supply of vacant lot inventory to become elevated from its previously balanced position, it also preserved a balance in housing inventory. Annual new home starts in Austin outpaced sales 8,810 versus 7,838, with annual new home sales rising year-over-year by approximately 17.8%. Finished housing inventory stands at a relatively healthy level of 2.8 months, while total new housing inventory (finished vacant, under construction and model homes) rose to a supply of 7.7 months. The generally accepted equilibrium levels for finished housing inventory and total new housing inventory are a 2.0-to-2.5 month supply and a 6.0-to-6.5 month supply, respectively. While the present month supply in Austin would typically indicate an elevated inventory level, we believe that this increase in supply coupled with the incidence of new home starts exceeding new home sales indicates that homebuilders in this market anticipate greater demand for homes in coming months. As a result, we believe this increase in supply reflects an expanding sales pipeline rather than an imbalance of supply. Annual new home starts in San Antonio outpaced sales 8,078 versus 7,436, with annual new home sales increasing year-over-year by approximately 5.5%. Finished housing inventory rose to a healthy 2.2 month supply. Total new housing inventory fell to a 6.7 month supply. Houston’s annual new home starts outpaced sales 23,481 versus 21,713, with annual new home sales increasing year-over-year by approximately 17.0%. Finished housing inventory fell to a slightly short 1.9 month supply while total new housing inventory fell to a healthy 6.4 month supply. Annual new home starts in Dallas-Fort Worth outpaced sales 17,845 versus 16,282, with annual new home sales increasing year-over-year by approximately 11.4%. Finished housing inventory fell to a healthy 2.1 month supply, while total new housing inventory rose to a slightly elevated 7.3 month supply, which again indicates to us that homebuilders anticipate a strengthening housing market and growing demand for new homes. All numbers are as released by Metrostudy, a leading provider of primary and secondary market information.

According to the Real Estate Center at Texas A&M University, existing housing inventory levels are constrained. As of December 2012, the number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth, Lubbock and San Antonio was 2.7 months, 3.8 months, 3.0 months, 4.0 months, 4.5 months and 5.2 months, respectively. Like new home inventory, a 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market. Through December 2012, the number of existing homes sold to date in (a) Austin was 25,466, up 20% year-over-year; (b) San Antonio was 20,473, up 11% year-over-year; (c) Houston was 68,491 up 16% year-over-year; (d) Dallas was 50,043, up 17% year-over-year; (e) Fort Worth was 9,003, up 11% year-over-year; and (f) Lubbock was 3,331, up 20% year-over-year.

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

Developers and homebuilders to whom we make loans and with whom we enter into subordinate debt positions use the proceeds of our loans and investments to develop raw real estate into residential home lots and to construct homes. The developers obtain the money to repay our development loans by reselling the residential home lots to homebuilders or individuals who build single-family residences on the lots or by obtaining replacement financing from other lenders. Homebuilders obtain the money to repay our loans by selling the homes they construct or by obtaining replacement financing from other lenders. If interest rates increase, the demand for single-family residences may decrease. Also, if mortgage financing underwriting criteria become stricter, demand for single-family residences may decrease. In such an interest rate and/or mortgage financing climate, developers and builders may be unable to generate sufficient income from the resale of single-family residential lots and homes to repay loans from us, and developers’ and builders’ costs of funds obtained from lenders in addition to us may increase, as well. Accordingly, increases in single-family mortgage interest rates or decreases in the availability of mortgage financing could increase the number of defaults on loans made by us.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate and interest rates generally, that we reasonably anticipate to have a material impact on either the income to be derived from our investments in mortgage loans or entities that make mortgage loans, other than those referred to in this Annual Report on Form 10-K. The disruption of mortgage markets, in combination with a significant amount of negative national press discussing constriction in mortgage markets and the decline of the national housing industry from 2007 through 2009, including declining home prices, have made potential new home purchasers and real estate lenders very cautious. The economic downturn, the failure of highly respected financial institutions, significant volatility in equity markets around the world, unprecedented administrative and legislative actions in the United States, and actions taken by central banks around the globe to stabilize the economy have further caused many prospective home purchasers to postpone their purchases. In summary, we believe there is a general lack of urgency to purchase homes in these times of economic uncertainty. We believe that this has slowed the sales of new homes and finished lots developed in certain markets; however, we do not anticipate the prices of those lots changing materially. We also expect that the decrease in the availability of replacement financing may increase the number of defaults on real estate loans made by us or extend the time period anticipated for the repayment of our loans. Our future results could be negatively impacted by prolonged weakness in the economy, high levels of unemployment, a significant increase in mortgage interest rates or further tightening of mortgage lending standards.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, and 2010

Residential Mortgages, Contracts for Deed and Interim Mortgages

As of December 31, 2012, our residential mortgage portfolio consisted of 332 residential mortgages (including 229 loans in a securitization), 2 contracts for deed and 101residential mortgages owned outright. The interim mortgage portfolio consists of 10 interim loans. The portfolio had an unpaid principal balance (“UPB”) of approximately $21,215,000. The average performing loan in the portfolio had a current annual yield of 10.90%, accounted for approximately 12.18% of revenues, an average UPB of $62,000, and a remaining term of 170 months for residential mortgages and contracts for deed. Interim loans have terms of 12 months or less, depending on the collateral securing the interim mortgage and the borrower. The more extensive the rehabilitation work on the property or the construction requirements, the longer the term of the loan. The average construction loan has a term of nine months; the average rehabilitation loan has a term of six months.

As of December 31, 2011, our residential mortgage portfolio consisted of 328 residential mortgages (including 234 loans in a securitization), 3 contracts for deed and 91 residential mortgages owned outright. The interim mortgage portfolio consists of 33 interim loans. The portfolio had an unpaid principal balance (“UPB”) of approximately $23,018,000. The average performing loan in the portfolio had a current annual yield of 12.15%, accounted for approximately 14.86% of revenues, an average UPB of $64,000, and a remaining term of 170 months for residential mortgages and contracts for deed. Interim loans have terms of 12 months or less, depending on the collateral securing the interim mortgage and the borrower. The more extensive the rehabilitation work on the property or the construction requirements, the longer the term of the loan. The average construction loan has a term of nine months; the average rehabilitation loan has a term of six months.

As of December 31, 2010, our residential mortgage portfolio consisted of 334 residential mortgages (including 235 loans in a securitization), 3 contracts for deed and 96 residential mortgages owned outright. The interim mortgage portfolio consists of 98 interim loans. The portfolio had an unpaid principal balance (“UPB”) of approximately $31,299,000. The average performing loan in the portfolio had a current annual yield of 11.12%, accounted for approximately 35.12% of revenues, an average UPB of $72,000, and a remaining term of 170 months for residential mortgages and contracts for deed. Interim loans have terms of 12 months or less, depending on the collateral securing the interim mortgage and the borrower. The more extensive the rehabilitation work on the property or the construction requirements, the longer the term of the loan. The average construction loan has a term of nine months; the average rehabilitation loan has a term of six months.

RESIDENTIAL MORTGAGE PORTFOLIO TABLE

	As of December 31,
	2012	2011	2010
Residential mortgages owned outright	101	91	96
Loans remaining in first securitization	121	123	123
Loans remaining in second securitization	108	111	112
Contracts for deed owned outright	2	3	3
Interim mortgages	10	33	98
Unpaid principal balance, net	$21,179,000	$23,018,000	$31,229,000
Annual yield	10.90%	12.15%	11.12%
Percent of revenues	12.18%	14.9%	35.12%
Average Loan UPB	$62,000	$64,000	$72,000

Line of Credit, Related Party – Land Development Loans

On June 20, 2006, the Company entered into a Second Amended and Restated Secured Line of Credit Promissory Note as modified by an amendment effective September 1, 2006 - (the "Amendment") with UDF, a Nevada limited partnership that is affiliated with the Company's Advisor, UMTHGS.  The Amendment increased an existing revolving line of credit facility ("Loan") to $45 million. The purpose of the Loan is to finance UDF's loans and investments in real estate development projects. On July 29, 2009, our trustees approved an amendment to increase the revolving line of credit facility to an amount not to exceed $60,000,000. Effective December 31, 2010, the loan was extended for a period of one year and the loan amount was increased from $60,000,000 to $75,000,000. Effective December 31, 2012, the loan was extended for a period of one year and the loan amount was increased from $75,000,000 to $82,000,000. The loan matures on December 31, 2013.

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

UDF may use the Loan proceeds to finance indebtedness associated with the acquisition of any assets to seek income that qualifies under the REIT provisions of the Internal Revenue Code to the extent such indebtedness, including indebtedness financed by funds advanced under the Loan and indebtedness financed by funds advanced from any other source, including Senior Debt, is no more than 85% of 80% (68%) of the appraised value of all subordinate loans and equity interests for land development and/or land acquisition owned by UDF and 75% for first lien secured loans for land development and/or acquisitions owned by UDF.

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

The Option gives UDF III the right to convert its economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Loan and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while UDF III owns an economic interest in the UMT Loan.  If UDF III exercises its Option and acquires a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UDF III and UMT will participate in the control and management of the UMT Loan. At December 31, 2012 and 2011 UDF III had funded approximately $81,385,000 and $71,367,000, respectively, to UDF under this agreement of which approximately $74,699,000 and $65,504,000 were outstanding under the Economic Interest Participation Agreement at December 31, 2012 and 2011, respectively.

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

The lending facility to UDF represents the continuing evolution of the Company's investment policy away from its original investment objective of long term residential mortgages to a portfolio which consists primarily of the increase in the Loan to UDF, an affiliate of our Advisor, lot banking loans, construction loans and model home loans.  The Company's Trustees believe that the interest rate environment, increasing default rates, which have resulted in lower yields from traditional residential mortgage investments and the recent broader deterioration of the sub-prime mortgage market, requires that we seek other investments that are capable of providing superior returns, credit and collateral for our shareholders.  Our Trustees were also influenced by the results of our existing loan arrangement with UDF.  From June 2003 through December 2012, UMT has funded to UDF approximately $127 million in first lien, subordinate loans and equity investments and received approximately $126 million in loan and equity repayments.

We anticipate the increasing concentration of our investments in the Loan, lot banking, model home loans and construction loans and that residential mortgages and interim loans will continue to diminish as a significant component of our total investment portfolio.

The Company monitors the line of credit for collectability on a continuing basis based on the affiliate’s payment history. No valuation allowance or charge to earnings was recorded for the years ended December 31, 2012, 2011, and 20010 based on the Company’s evaluation. Outstanding balances were approximately $81,385,000, $ 71,367,000, and $62,194,000, at year end 2012, 2011, and 2010, respectively.

Properties Pledged as Collateral

At year-end 2012, approximately 42% of the properties securing our interim loan Mortgage Investments were located in Texas, 57% in California, 1% or less in 5 other states.

At year-end 2011, approximately 41% of the properties securing our interim loan Mortgage Investments were located in Texas, 55% in California, 1% or less in 11 other states.

At year-end 2010, approximately 37% of the properties securing our interim loan Mortgage Investments were located in Texas, 40% in California, 6% in Tennessee, 3% in each Missouri and Ohio, 4% in Georgia, 2% in Illinois, 1% or less in 15 other states.

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

Comparative Income and Expenses

During the years ended December 31, 2012, 2011, and 2010, total revenues were approximately $5,508,000, $5,130,000, and $7,369,000, respectively, representing an increase (decrease) over the prior year of $378,000 or 7%, ($2,239,000) or (30%) and ($1,703,000) or (19%), respectively. The increase in 2012 was mainly attributed to the receipt of related party interest income from recourse notes partially offset by reduced balances in non-related parties’ lines of credit and residential mortgages. The decrease in the prior two years was primarily attributable to the reduced balance in the UDF line of credit (net of the Economic Interest Participation Agreement with UDF III), the reduced balance in non-related parties interim mortgages and amortizations and pay-offs in the securitized mortgage portfolios. See Liquidity and Capital Resources section for further discussion.

Revenue derived from related parties increased $630,000 or 16%, decreased ($1,847,000) or (32%), and ($1,960,000) or (26%), and revenues from non-related parties (decreased) ($251,000) or (20%), (decreased) ($392,000) or (23%), and increased $257,000 or 18%, during the years ended December 31, 2012, 2011, and 2010, respectively. The overall decrease in related party income is due primarily to the lower outstanding balance in the UDF line of credit (net of the Economic Interest Participation Agreement with UDF III) which was partially offset by the higher outstanding balance in the UMTHLC deficiency note and the placement of certain affiliate interim mortgages on non-accrual status.

Total expenses during 2012, 2011, and 2010 were approximately $4,022,000, $3,537,000, and $4,397,000, respectively, representing an increase (decrease) over the prior year of approximately $485,000 or 14%, ($860,000) or (20%), and ($479,000) or (10%), respectively.  The increase in 2012 was primarily related to increases in interest expense and provision for loan losses of approximately $186,000 and $238,000, respectively, and increases in REO and accounting services expenses of approximately $104,000 and $70,000, respectively, partially offset by a reduction of approximately $125,000 in legal expenses. The 2011 decrease was due primarily to a reduction of provision for loan losses expense in the amount of approximately $400,000, a $380,000 reduction in REO and legal expenses, and a $140,000 decrease in trust administration fees, offset partially by an increase in interest expense of approximately $116,000. The 2010 decrease was due primarily to a reduction in the provision for loan losses expense of approximately $1,301,000 which was partially offset by an increase in interest expense of approximately $369,000.

PROVISION FOR LOAN LOSSES: increased 33% in 2012, decreased 35% in 2011, and decreased 54% in 2010, respectively.

The increase or decrease in provisions for loan losses between years depends on how many loans are foreclosed since we create the allowance for loan losses on default rates and foreclosure trends.  The tables below illustrate loss rates as a percentage of the nonrecourse portfolio for 1) interim loans and 2) residential mortgages and contracts for deed:

Interim Mortgages:
Year	Unpaid principal balance at year ends of unaffiliated loans	Loan losses charged- off	Loss rate as a percentage of unaffiliated loans
2012	$36,000	-	0.00%
2011	$36,000	-	0.00%
2010	$249,000	-	0.00%

Residential Mortgages and Contracts for Deed:
Year	Unpaid principal balance including securitized loans	Loan losses charged- off	Loss rate as a percentage of loans
2012	$10,179,000	$604,000	5.93%
2011	$11,235,000	$609,000	5.42%
2010	$12,394,000	$827,000	6.67%

Loan loss reserves are established when a.) the collectability of current loan balances becomes uncertain or b.) the underlying collateral value for foreclosed properties is less than its carrying value. For current loan balances, a loan loss reserve is created based on a three year look back of historical default rates, as well as a specific analysis on a loan by loan basis. The Company increased its provision for loan losses in 2012, decreased its provision for loan losses in 2011, and decreased them in 2010 in order to ensure adequate reserves over the long-term based on our assessment of market conditions. The increase in 2012 was driven primarily by efforts to liquidate the foreclosed property portfolio. The Company’s three - year historical default rate for residential mortgages and contracts for deed is approximately 1.6% of the remaining outstanding unpaid principal balance of the loans it owns outright, excluding the securitized loans. The Company’s three - year historical default rate for interim mortgages is approximately 0.02%. The Company continually monitors the adequacy of its loan loss reserves and will provide for additional reserves in the future if needed. The Company charges additions to the loan loss reserves to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against, or charged-off, and decrease the loan loss reserve, while amounts recovered on previously charged off accounts increase the loan loss reserve.

INTEREST EXPENSE:  Increased 32% in 2012, increased 25% in 2011, and increased 359% in 2010.

Interest expense was approximately $ 775,000, $589,000, and $473,000, respectively, in 2012, 2011, and 2010. The increase in 2010 was due to the use of the bank line of credit during the full year and the term loan credit facility entered into in April, 2010 as the use of leverage increased in 2010 from the prior year. In August 2009, the Company entered into a new revolving line of credit facility with a bank for $5,000,000. The outstanding balance on this line was $3,609,000, $4,143,000 and $4,408,000 at December 31, 2012, 2011 and 2010, respectively. On April 21, 2010, the Company entered into a new term loan credit facility with a bank for $1,600,000. The outstanding balance on this loan at December 31, 2012, December 31, 2011 and December 31, 2010 was approximately $1,107,000. During 2011, the Company entered into three new term loan credit facilities with three different banks for $5,000,000, $250,000, and $4,300,000. The outstanding balances on these loans at December 31, 2012 were approximately $269,000, $0, and $3,111,000, and at December 31, 2011 were approximately $181,000, $104,000, and $2,253,000.

Use of these credit facilities is the reason for the increased interest expense in 2012 over 2011 and 2011 over 2010. We used our credit facilities to provide additional funds for investment. The use of our credit facilities, depends on the number of suitable investments available at any given time and the amount of cash we have on hand. Interest expense fluctuates based on 1) how heavily we rely on our credit facilities and 2) the increase or decrease in the interest rate we pay under the credit facility.  See Liquidity and Capital Resources section for further discussion.

LOAN SERVICING FEES: Decreased 9% in 2012, decreased 13% in 2011, and increased 116% in 2010, respectively.

Loan servicing fees paid to PSC for servicing some of our Mortgage Investments change as a result of the amount we had invested in residential mortgages and contracts for deed which decreased 13% in 2012, 12% in 2011, and increased 11% in 2010.  Increases in the loan servicing fee were expected as the long term mortgage portfolio stabilizes or increases, and decreases in the loan servicing fee should occur as the long term mortgage portfolio decreases. Loan servicing fees were approximately $19,000, $21,000, and $24,000, in 2012, 2011, and 2010, respectively.

TRUST ADMINISTRATION FEES: Remained constant in 2012, Decreased 12% in 2011, and increased 9% in 2010.

The trust administration fee was paid to our Advisor. The current monthly fee is calculated as 1/12th of 1% of our average invested assets. The trust administration fee increases and decreases as our invested assets increase or decrease as we draw on or pay down the credit facility that we use to acquire mortgage investments. Trust administration fees paid in 2012 and 2011 were $1,000,000, and in 2010, were approximately $1,138,000, respectively and are based on the balance of average invested assets.

GENERAL AND ADMINISTRATIVE EXPENSES: Increased 5% in 2012, decreased 27% in 2011 and increased 26% in 2010.

General and administrative expenses were approximately $1,270,000, $1,208,000, and $1,650,000, respectively, in 2012, 2011, and 2010. The major categories of general and administrative expenses include transfer agent fees, legal fees, printing and reproduction costs, accounting and audit fees, recording fees, expenses to maintain REO properties, trustee fees and insurance. The increase in 2012 resulted from higher REO expenses related to readying properties for sale and accounting and audit fees partially offset by lower legal fees. The decrease in 2011 resulted from lower expenses in all categories. The increase in 2010 was primarily due to higher accounting and legal services expenses and expenses incurred to maintain REO properties

Operating expense as a percentage of interest revenue was 41.56%, 43.45%, and 38.17%, for 2012, 2011, and 2010, respectively. Operating expense as a percentage of average invested assets was 1.56%, 1.77%, and 2.04%, for the years, respectively.

Net income was approximately $1,487,000, $1,592,000, and $2,972,000, for 2012, 2011, and 2010, respectively, representing a decrease of 7%, 46%, and 29%, in 2012, 2011 and 2010, respectively. The decrease in 2012 was driven by a reduction of non-related party interest income, from a reduction in the long term residential mortgage portfolio, and the decreases in 2011 and 2010 were driven primarily by reduced income from related parties, as discussed above, due to the pay-off of the UDF line of credit in September 2008, and a reduction in the interim loans to affiliates. Earnings per share in 2012, 2011, and 2010 were $0.23, $0.25, and $0.46, for the respective years. Daily use of leverage was $7.1 million in 2012, as compared to $5.1 million in 2011, and $4.7 million in 2010. Performing Mortgage Investment yields were approximately 10.90%, 12.15%, and 11.12%, in 2012, 2011, and 2010, respectively, further impacting earnings. Average daily cash balances of $740,000 in 2012 as compared to $679,000 in 2011, and $421,000 in 2010, again positively or negatively impacting earnings in successive years.

Foreclosed Properties

Related Parties Foreclosed Properties. We do not reclassify foreclosed loans that have been pledged to us as collateral (an “underlying loan”) for recourse loans we have made to affiliates of our Advisor, because our related parties are obligated to perform under the term of those recourse loans with us (“related parties loans”). If the borrower on an underlying loan defaults, the affiliate has the option to accrue interest payable to us while they bring the underlying loan current in its payments. We, in turn, accrue an interest receivable on the recourse loan. When the underlying loan becomes a paying loan again, the related party resumes paying us interest on the recourse loan. If the underlying loan is foreclosed and the real estate sells, our related party pays us all accrued interest and principal from the proceeds from the sale of the property. Any deficiency is reclassified to Recourse Obligations, related parties or Deficiency Notes, related parties.

Unrelated Parties Foreclosed Properties. We began 2012, 2011, and 2010 with 2, 12, and 11, foreclosed residential mortgages and contracts for deed, respectively, and foreclosed an additional 4,1, and 7, loans during the respective years.  We sold 5, 11, and 6, foreclosed properties in 2012, 2011, and 2010, respectively, leaving 1, 2, and 12, foreclosed properties at the end of each of the three years, respectively. Non-related party foreclosed properties as a percentage of total nonrelated party residential mortgages and contracts for deed at year end were 0.60%, 0.94%, and 5.02%, respectively.

We began 2012, 2011, and 2010 with 84, 143, and 150, foreclosed interim loans, respectively, and foreclosed an additional 0, 3, and 6, properties during the respective years. We sold 59, 62, and 13, foreclosed properties, during 2012, 2011, and 2010, respectively, leaving 25, 84, and 143, foreclosed interim loans at the respective year ends. In December of 2006 we ceased funding interim loans for the construction of single family homes originated by an nonrelated party lender, Residential Development Corporation (“RDC”) and began liquidating properties securing RDC non-performing loans.

At December 31, 2012 our foreclosed property portfolio consisted of 26 residential properties none of which were rental properties. Our exit strategy for these properties is to dispose of them, over time, and recover our cost. This includes marketing available properties for sale or rental including providing seller financing to qualified third party buyers. Active rental properties can be seasoned over time and if the tenant can then qualify for third party or seller financing the property can then be sold and its cost recovered. These rental properties also provide cash flow to the Company during this process and reduce our holding costs.

In December 2006, we ceased funding individual interim loans for the construction of single family homes. In 2008, we completed foreclosure on the remaining non-performing interim mortgage loans funded to RDC. As a result, our outstanding balance of interim mortgage loans to nonrelated parties was approximately $36,000 at December 31, 2012 and 2011, and $249,000 at December 31, 2010, respectively.

The following tables detail major categories of foreclosed loans for each of the last three fiscal years:

RESIDENTIAL MORTGAGES & CFDs	2012	2011	2010
Number of loans defaulted at beginning of year	2	12	11
Aggregate gross value	$106,000	$622,000	$537,000

Additional defaults during year	4	1	7
Aggregate gross value	$151,000	$45,000	$351,000

Defaulted properties disposed of during year	5	11	6
Aggregate gross value	$196,000	$561,000	$267,000

Number of loans defaulted at end of year	1	2	12
Aggregate gross value	$61,000	$106,000	$621,000

INTERIM LOANS	2012	2011	2010
Number of loans defaulted at beginning of year	84	143	150
Aggregate gross value	$5,511,000	$10,180,000	$9,428,000

Additional defaults during year	-	3	6
Aggregate gross value	$-	$251,000	$2,226,000

Defaulted properties disposed of during year	59	62	13
Aggregate gross value	$2,970,000	$4,919,000	$1,474,000

Number of loans defaulted at end of year	25	84	143
Aggregate gross value	$2,542,000	$5,512,000	$10,180,000

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

The table below summarizes our gross mortgage portfolio by asset type as of December 31, 2012, 2011, and 2010:

Category	2012	2011	2010
First lien secured interim mortgages 12 months or less and residential mortgages & contracts for deed	$21,494,000	$22,488,000	$23,642,000
Secured, LOC to UMTH Lending Co., L.P.	7,562,000	7,861,000	15,566,000
Land development loans	81,386,000	71,366,000	62,194,000
Finished lot loans	2,152,000	2,249,000	-
Construction loans	2,593,000	1,884,000	4,755,000

Deficiency Notes – Related Party and Non-Related Party

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

As of December 31, 2012, the Company had two deficiency notes with non-affiliates in the amount of approximately $6,122,000. One note in the amount of approximately $1,725,000 bears interest at a rate of 14% per annum. The second note in the amount of approximately $4,396,000 with a reserve of approximately $2,247,000. The Company does not accrue interest on this note as the underlying collateral value approximates the note balance, net of reserves.

As of December 31, 2011, the Company had two deficiency notes with non-affiliates in the amount of approximately $8,063,000. One note in the amount of approximately $1,725,000 bears interest at a rate of 14% per annum. The second note in the amount of approximately $6,338,000 with a reserve of approximately $4,758,000. The Company does not accrue interest on this note as the underlying collateral value approximates the note balance, net of reserves.

Please see Part III Item 13 “Certain Relationships and Transactions” for a detailed description of the Company’s transactions with related parties.

Dividends and Distributions to Shareholders

Distributions per share of beneficial interest were $0.58, per weighted share for 2012, 2011, and 2010 on earnings of $0.23, $0.25, and $0.46, respectively. In 2012, 2011, and 2010 we distributed approximately 251%, 234%, and 125%, respectively, of our net income. The portion of the distributions that does not represent earnings represents return of capital.  (See the table below.) Distributions declared by our trustees during 2012, 2011, and 2010 were at an annualized rate of return of 2.9% based on our original share price of $20.00. The rate of return of these distributions on the NAV of outstanding shares during 2012, 2011 and 2010 was at an annualized rate of 3.85%, 3.76% and 3.68% respectively. We are under no obligation to pay dividends at that same rate and from time to time the rate at which we pay dividends may be adjusted by our trustees.

	For the Years Ended December 31,
	2012	2011	2010
Dividend paid per Share	$0.58	$0.58	$0.58
Amount paid in excess of earnings per Share (return of capital)	$0.35	$0.33	$0.15

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEARS ENDED

DECEMBER 31, 2012, 2011, and 2010

Sources and Uses of Funds

Cash flows from operating activities are generally the result of net income adjusted for provision for loan losses, (increases) decreases in accrued interest receivable and increases (decreases) in accounts payable and accrued liabilities. Cash provided by (used in) operations was approximately $736,000, ($1,775,000), and $2,059,000, during the years ended December 31, 2012, 2011 and 2010, respectively.

Cash flows from investing activities generally reflect fundings and payments received from lending activities. The Company provided cash from investing activities of approximately $1,601,000, in 2012 from deficiency and recourse note receipts along with sales of real estate owned, and approximately $3,173,000, in 2011, primarily from receipts from deficiency notes and sales of real estate owned. The Company used approximately $552,000, in investing activities in 2010 primarily as a result of investments in real estate owned and related party lines of credit.

Cash flows from financing activities generally reflect proceeds from the issuance of shares, borrowings or repayments on the lines of credit, the purchase of treasury stock and the payment of dividends. The Company used approximately $2,464,000, $1,042,000, and $1,838,000 in financing activities in 2012, 2011 and 2010, respectively. The primary uses are the purchase of treasury stock and the payment of dividends and primary sources are proceeds from the issuance of shares and from borrowings on the lines of credit.

Credit Facilities

During August 2009, the Company entered into a revolving line of credit facility with a bank for $5,000,000. The line of credit bears interest at prime plus one percent, with a floor of 5.50% and requires monthly interest payments. Principal and all unpaid interest were due at maturity, which was August 2012. Effective September 2012, the line was renewed under the same terms and matures on September 5, 2015. The line of credit is collateralized by a first lien security interest in the underlying real estate financed by the line of credit. The outstanding balance on this line of credit was approximately $3,609,000 and $4,143,000 at December 31, 2012 and 2011, respectively. As of December 31, 2012 the Company was in compliance with all of its debt covenants.

In March, 2010, the Company entered into two residential mortgage loans, with full recourse, to unaffiliated investors for approximately $169,000. These notes payable were accounted for as recourse borrowings. The notes require monthly principal and interest payments at a rate of 9.5% amortized over 30 years with all unpaid principal and interest due at maturity. One loan, had a balance of approximately $70,000, at December 31, 2012 and 2011, respectively, and matures on May 1, 2015. The other loan, had a balance of approximately $96,000 on December 31, 2012 and approximately $97,000 on December 31, 2011, and matures on November 23, 2013. The total outstanding balance on these notes was approximately $166,000 and $167,000 at December 31, 2012 and 2011, respectively.

On April 21, 2010, the Company entered into a term loan credit facility with a bank for $1,600,000. The note payable bears interest at prime plus one percent, with a floor of 7.0%, and requires monthly interest payments. Principal and all unpaid interest were due at maturity which was October 21, 2012. The term loan credit facility was extended effective December 21, 2012 with an amended maturity date of December 19, 2013, and an interest rate reduction from 7.0% to 5.5%. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at December 31, 2012 and 2011 was approximately $1,107,000.

On January 27, 2011, the Company initiated a private offering of Secured Subordinated Notes (“Notes,” to accredited investors “Note Holders”). The Notes are being offered through a wholly owned subsidiary, UMT Home Finance II, L.P. (“HF II”). HF II is a Delaware limited partnership that was formed on November 29, 2010 as a Special Purpose Entity, for the purpose of originating and holding loans made to fund the acquisition of finished lots and the construction of single-family homes on the subject lots (“Loans”). HF II will issue up to $5 million in 7.5% Notes. The Notes will be secured by an undivided security interest on the pool of loans owned by HF II. The offering of the Notes is not registered under the Securities Act, in reliance upon the exemption from registration for non-public offerings provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933. As of December 31, 2012, approximately $1,230,000 was outstanding and approximately $130,000, $225,000, $100,000, $200,000 $500,000, and $75,000 matures on October 1, 2013; November 1, 2013; March 1, 2016; April 1, 2016; February 1, 2017; and March 1, 2017, respectively.

On May 27, 2011, the Company entered into a revolving line of credit facility with a bank for $4,300,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is May 27, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at December 31, 2012 and 2011 was approximately $3,111,000, and $2,253,000, respectively. As of December 31, 2012, the Company was in compliance with all of its debt covenants.

On August 1, 2011, the Company entered into a revolving line of credit facility with a bank for $250,000. The loan bears interest at prime plus one percent, with a floor of 4.75%, and requires monthly interest payments. Principal and all unpaid interest were due at maturity which was August 1, 2012. The loan was collateralized by a first lien security interest in the underlying real estate financed by the loan. This note was paid in full in May 2012. The outstanding balance on this loan at December 31, 2012 and 2011 was approximately $0, and $104,000, respectively.

On October 26, 2011, the Company entered into a revolving line of credit facility with a bank for $5,000,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is October 26, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at December 31, 2012 and 2011 was approximately $269,000 and $181,000, respectively. As of December 31, 2012, the Company was in compliance with all of its debt covenants.

DRP Funds

We use funds made available from our DRP, funds made available under bank lines of credit and the proceeds from repayments of principal and interest on loans we have made to purchase mortgage investments. We do not have commitments to purchase any mortgage investments but rather purchase them, as funds are available. Dollars are approximate. Shares are offered under our DRP without the payment of any commissions.

	December 31,
	2012	2011	2010
Shares issued	20,625	24,990	35,150
Dividend reinvestment proceeds	$316,000	$391,000	$558,000
Number of shares returned to treasury	(18,514)	(14,133)	(31,470)
Value of shares repurchased	$(228,000)	$(276,000)	$(566,000)
Principal receipts:
First lien mortgage notes and trust receivables	$779,000	$922,000	$1,454,000
Real estate owned (investments)	$854,000	$3,258,000	$(6,895,000)
Interim loans and deficiency notes	-	$325,000	$46,000
Interim loans and deficiency notes, related party	$1,374,000	$1,559,000	$9,897,000
Net receipts(fundings) - lines of credit	$(612,000)	$622,000	$3,448,000
Net receipts(fundings) - lines of credit, related parties	$(572,000)	$(711,000)	$(3,128,000)
Net borrowings(payments) – bank lines of credit	$308,000	$2,272,000	$1,727,000
Note proceeds from notes payable, net	$929,000	$299,000	$168,000

As of December 31, 2012, we had issued an aggregate of 8,345,381 shares, with 1,905,850 shares repurchased and retired to treasury, leaving 6,439,531 shares outstanding.  Total capital raised from share issuances was approximately $166,252,000.

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

Since inception and as of December 31, 2012, we have invested an aggregate of approximately $539 million in interim loans from various sources, and UDF had drawn down an aggregate of approximately $126.7 million from us on its line of credit. In 2012 we funded no interim loans and approximately $823,000 in draws to UDF, compared to approximately $2.6 million in interim loans and $720,000 in draws to UDF in 2011. The following table sets forth, as a percentage of total funds invested with all sources, the percentage of mortgage investments made to affiliates during 2012, 2011, and 2010.

Related Party Company	2012	2011	2010
RAFC	0%	0%	1%
UMTHLC	2%	3%	3%
UDF	3%	2%	11%

Total of affiliate mortgage investments	5%	5%	15%

The following table shows the dollar amounts of investments funded with affiliates of our Advisor in the three comparable years:

Related Party Company	2012	2011	2010
RAFC	-	$1,000	$549,000
UMTHLC	$587,000	$946,000	$1,598,000
UDF	$823,000	$720,000	$5,143,000

In addition, we no longer fund draws directly to RAFC, but we do fund draws directly to vendors for projects that are active and serviced by RAFC.

Outstanding balances for interim loans purchased from affiliates of our Advisor and the UDF line of credit at December 31, 2012, 2011, and 2010 were:

Related Party Company	2012	2011	2010
RAFC	$16,285,000	$16,449,000	$16,592,000
UMTHLC	$7,562,000	$7,861,000	$15,566,000
UDF	$81,385,000	$71,367,000	$62,194,000

We no longer purchase residential mortgages or contracts for deed other than to carry back a note on the sale of a foreclosed property or to reclassify an interim loan.

Transactions with Related Parties

We do not have employees. All administrative services and facilities are provided to us by our Advisor under the terms of an Advisory Agreement effective August 1, 2006, (now subject to an Advisory Agreement effective January 1, 2011). The services of  our Advisor, UMTHGS,  include all day-to-day administrative services including managing our development of investment guidelines, overseeing servicing, negotiating purchases of loans and overseeing the acquisition or disposition of investments and managing our assets.  We pay UMTHGS a monthly trust administration fee, depending on our annual distribution rate, ranging from 1/12th of 1% up to 1/12th of 2% of the amount of average invested assets per month. The agreement also provides for a subordinated incentive fee equal to 25% of the amount by which our net income for a year exceeds a 10% per annum non-compounded cumulative return on our adjusted contributions. No incentive fee was paid during 2012, 2011, or 2010. In addition, for each year in which it receives a subordinated incentive fee, the Advisor will receive a 5-year option to purchase 10,000 shares at a price of $20.00 per share (not to exceed 50,000 shares). As of December 31, 2012, 2011, and 2010, the Advisor has not received options to purchase shares under this arrangement.

The Advisor and its affiliates are also entitled to reimbursement of costs of goods, materials and services obtained from unaffiliated third parties for our benefit, except for note servicing and for travel and expenses incurred in connection with efforts to acquire investments for us or to dispose of any of our investments. During 2012, 2011, and 2010, the Company paid the Advisor approximately $76,000 each year as reimbursement for costs associated with providing shareholder relations activities.

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

Below is a chart listing fees paid to the Advisor and PSC in the past three years:

Type of Fee	Payee	2012	2011	2010
Trust management fee, net	UMTHGS	$1,000,000	$1,000,000	$1,138,000
Investor relations service fee	UMTHGS	$76,000	$76,000	$76,000
Loan servicing fees	PSC	$19,000	$21,000	$24,000

Critical Accounting Policies

We have prepared our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). GAAP represents a comprehensive set of accounting and disclosure rules and requirements, the application of which requires management judgments and estimates. In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies”, we have identified the most critical accounting policies upon which our financial statements are based as follows:

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

With respect to recourse loans, the Company’s borrower, or a guarantor, is obligated to pay all interest accrued and principal at the end of the loan term, or extensions thereof. As a result, the Company continues to accrue interest on recourse loans even if the likelihood that the underlying borrower will make an interest payment is less than probable. Interest on recourse loans continues to accrue until the loan is fully paid off. We are reserving for accrued interest and then recognizing revenue, by releasing reserves, upon receipt of payments.

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

Loan Loss Reserves

Loan loss reserves are established when it becomes clear that the current market value of foreclosed properties is less than the outstanding balances of loans plus accrued interest. A loan loss reserve is created based on a three year look back of default rates. It is calculated as the difference between the outstanding loan balance of a foreclosed property, plus accrued interest income, less the estimated proceeds from the sale of the foreclosed property. The Company’s three year historical default rate for residential mortgages and contracts for deed is approximately 1.6% of the remaining outstanding unpaid principal balance of the loans it owns outright, excluding the securitized loans. The Company’s three year historical default rate for interim mortgages is approximately 0.02%. The Company charges additions to the loan loss reserves to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against, or “charged-off and decrease the loan loss reserves, while amounts recovered on previously charged off accounts increase the reserve.

The changes in the reserve for loan losses during the years ended December 31, 2012, 2011, and 2010 are summarized as follows:

Walk forward of Loan Loss Reserves:	2012	2011	2010
Balance, beginning of year	$5,714,000	$5,233,000	$5,075,000
Provision for loan losses	958,000	720,000	1,111,000
Reduction of values of foreclosed mortgages and loans charged off	(3,611,000)	(239,000)	(953,000)
Balance, end of year	$3,061,000	$5,714,000	$5,233,000

The following table summarizes the Company’s reserve balances as of December 31, 2012, 2011 and 2010:

Reconciliation to Consolidated Balance Sheets :	2012	2011	2010
Amounts included in reserves – deficiency notes	$2,247,000	$4,758,000	$4,518,000
Amounts included in real estate owned, net (1)	500,000	616,000	256,000
Amounts included in mortgage investments – allowance for loan losses	314,000	340,000	459,000
Balance, end of year	$3,061,000	$5,714,000	$5,233,000

(1)	Real estate owned is presented net of reserves in the accompanying consolidated financial statements.

In December of 2006 the Company ceased funding interim loans for the construction of single family homes (“Construction Loans”). Prior to December of 2006 the Company funded Construction Loans through an unaffiliated lender, Residential Development Corp. (“RDC”). Due to increased delinquency and foreclosures on loans funded to RDC experienced throughout 2008 and 2007, the Company implemented the following actions with regard to RDC:

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

The Company continued these efforts throughout 2012 and 2011 and will continue until the RDC foreclosed property portfolio is fully liquidated. As of December 31, 2009, the remainder of the RDC construction loans was foreclosed and all acquired assets were reflected as real estate owned in the accompanying consolidated financial statements. As of December 31, 2012 and 2011, the balance of RDC assets included in real estate owned was approximately $680,000 and $2,694,000, respectively, net of reserves of approximately $42,000 and $150,000, respectively, for the same periods. As of December 31, 2012, the portion of Deficiency Notes and Reserves – Deficiency Notes, applicable to the RDC portfolio was approximately $4,396,000 and $2,247,000, respectively. As of December 31, 2011, the portion of Deficiency Notes and Reserves – Deficiency Notes applicable to the RDC portfolio was approximately $6,338,000 and $4,758,000. In the event that aggressive liquidation of the portfolio may result in additional losses, we will provide for additional reserves as needed.

DISCLOSURE OF CONTRACTUAL OBLIGATIONS

As of December 31, 2012, 2011, and 2010, the Company does not have any contractual obligations to make future payments under any debt obligations or long-term lease agreements.

DIVIDENDS DECLARED AND DISTRIBUTIONS MADE

During the year ended December 31, 2012, we declared dividends and made distributions on a monthly basis as shown below. We maintained a 2.9% annualized dividend rate during the year and distributed approximately 251% of our net income. Distributions paid on NAV were made at a rate of 3.85% and 3.76% for the years ended December 31, 2012 and 2011 respectively. We are under no obligation to make distributions at any particular rate, although we are obligated to distribute 90% of our REIT Taxable Income in order to continue to qualify as a REIT for federal income tax purposes. The amount distributed in excess of earnings per share represents return of capital.

	For the Years Ended December 31,
	2012	2011	2010
Dividend paid per Share	$0.58	$0.58	$0.58
Amount paid in excess of earnings per Share (return of capital)	$0.35	$0.33	$0.15

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to interest rate changes primarily in connection with our bank.

During August 2009, the Company entered into a new revolving line of credit facility with a bank for $5,000,000. The line of credit bears interest at prime plus one percent, with a floor of 5.50% and requires monthly interest payments. Principal and all unpaid interest was due at maturity, which was August 2012. Effective September 2012, the line was renewed under the same terms and matures on September 5, 2015. The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit. The outstanding balance on this line of credit was approximately $3,609,000, and $4,143,000, at December 31, 2012 and 2011, respectively. On April 21, 2010, the Company entered into a new term loan credit facility with a bank for $1,600,000. The loan bears interest at prime plus one percent, with a floor of 7.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is October 21, 2011. The term loan credit facility was extended effective December 19, 2012 through February 19, 2013, and the interest rate was reduced from 7.0% to 5.5%. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at December 31, 2012 and 2011 was approximately $1,107,000. On May 27, 2011, the Company entered into a new term loan credit facility with a bank for $4,300,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is May 27, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at December 31, 2012 and 2011 was approximately $3,111,000 and $2,253,000. On August 1, 2011, the Company entered into a new term loan credit facility with a bank for $250,000. The loan bears interest at prime plus one percent, with a floor of 4.75%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is August 1, 2012. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at December 31, 2012 was approximately $0. On October 26, 2011, the Company entered into a new term loan credit facility with a bank for $5,000,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is October 26, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at December 31, 2012 and 2011 was approximately $269,000 and $181,000. On January 27, 2011, United Mortgage Trust initiated a private offering of Secured Subordinated Notes (“Notes,” to accredited investors “Note Holders”). The Notes are being offered through a wholly owned subsidiary, UMT Home Finance II, L.P. (“HF II”). HF II is a Delaware limited partnership that was formed on November 29, 2010 as a Special Purpose Entity, for the purpose of originating and holding loans made to fund the acquisition of finished lots and the construction of single-family homes on the subject lots (“Loans”). HF II will issue up to $5 million in 7.5% Notes. The Notes will be secured by an undivided security interest on the pool of loans owned by HF II. The offering of the Notes is not registered under the Securities Act, in reliance upon the exemption from registration for non-public offerings provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933. As of December 31, 2012, approximately $1,230,000 was outstanding and approximately $130,000, $225,000, $100,000, $200,000, $500,000, and $75,000 matures on October 1, 2013, November 1, 2013, March 1, 2016, April 1, 2016, February 1, 2017, and March 1, 2017, respectively.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED MORTGAGE TRUST

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

United Mortgage Trust

We have audited the accompanying consolidated balance sheets of United Mortgage Trust as of December 31, 2012 and 2011, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years ended December 31, 2012.   The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Mortgage Trust as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas

April 1, 2013

UNITED MORTGAGE TRUST

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
Assets
Cash and cash equivalents	$236,213	$363,561

Mortgage investments:
Investment in trust receivable	905,659	1,098,797
Investment in residential mortgages	4,266,646	4,904,537
Interim mortgages, related parties	16,285,448	17,319,590
Interim mortgages	35,886	35,886
Allowance for loan losses	(314,277)	(340,487)
Total mortgage investments	21,179,362	23,018,323

Lines of credit receivable, related parties	88,947,361	78,356,781
Lines of credit receivable	4,744,680	4,132,639
Accrued interest receivable	1,481,128	1,433,610
Accrued interest receivable, related parties	10,829,825	9,032,145
Reserves – accrued interest receivable	(2,974,458)	(2,418,413)
Recourse obligations, related parties	18,499,829	18,361,710
Real estate owned, net	8,192,368	11,090,796
Deficiency notes	6,121,525	8,063,129
Deficiency note, related party	29,958,940	29,507,820
Allowance for loan losses – deficiency notes	(2,246,632)	(4,757,746)
Other assets	304,426	445,584
Total assets	$185,274,567	$176,629,939

Liabilities and Shareholders’ Equity
Liabilities:
Dividend payable	$311,000	$310,000
Lines of credit payable	6,988,297	6,680,333
Accounts payable and accrued liabilities	772,944	936,279
Accounts payable and accrued liabilities, related parties	3,054,856	2,522,158
Participation payable, related party	74,699,299	65,503,661
Notes payable	2,503,288	1,574,521
Total liabilities	88,329,684	77,526,952

Commitments and contingencies

Shareholders' equity:
Shares of beneficial interest; $0.01 par value; 100,000,000 shares authorized; 8,345,381 and 8,324,756 shares issued, respectively; and 6,439,531 and 6,437,420 outstanding, respectively	83,454	83,227
Additional paid-in capital	147,523,983	147,208,206
Cumulative distributions in excess of earnings	(13,867,594)	(11,620,748)
	133,739,843	135,670,685
Less treasury stock of 1,905,850 and 1,887,336 shares, respectively, at cost	(36,794,960)	(36,567,698)
Total shareholders' equity	96,944,883	99,102,987
Total liabilities and shareholders' equity	$185,274,567	$176,629,939

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2012	2011	2010
Interest Income
Interest on loans-related parties	$4,479,806	$3,850,099	$5,697,380
Interest on loans	1,028,601	1,279,412	1,671,327
Total interest income	5,508,407	5,129,511	7,368,707

Interest Expense:
Long term debt – related parties	150,952	104,757	77,473
Long term debt	623,732	484,027	395,347
Total interest expense	774,684	588,784	472,820
Net interest income	4,733,723	4,540,727	6,895,887

Provision for loan losses	957,900	720,000	1,111,406
Net interest income after provision for loan losses	3,775,823	3,820,727	5,784,481

Noninterest Expense:
Trust administration fee – related parties	1,000,000	1,000,000	1,137,943
Loan servicing fee – related parties	19,128	21,064	24,264
General and administrative – related parties	77,735	85,077	81,186
General and administrative	1,192,384	1,122,433	1,569,060
Total noninterest expense	2,289,247	2,228,574	2,812,453

Net income	$1,486,576	$1,592,153	$2,972,028

Net income per share of beneficial interest	$0.23	$0.25	$0.46

Weighted average shares outstanding	6,439,528	6,435,781	6,422,407

Distributions per weighted share outstanding	$0.58	$0.58	$0.58

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2012, 2011 and 2010

	Shares of Beneficial Interest		Additional	Cumulative Distributions
	Shares	Par Value	Paid-in Capital	in Excess of Earnings	Treasury Shares	Treasury Stock	Total
Balance at December 31, 2009	8,264,616	$82,646	$146,259,724	$(8,731,773)	1,841,733	$(35,725,840)	$101,884,757

Proceeds from shares issued	35,150	325	557,888	-	-	-	558,213
Purchase of treasury stock	-	-	-	-	31,470	(565,816)	(565,816)
Dividends ($0.58 per share)	-	-	-	(3,725,535)	-	-	(3,725,535)
Net income	-	-	-	2,972,028	-	-	2,972,028
Balance at December 31, 2010	8,299,766	$82,971	$146,817,612	$(9,485,280)	1,873,203	$(36,291,656)	$101,123,647

Proceeds from shares issued	24,990	256	390,594	-	-	-	390,850
Purchase of treasury stock	-	-	-	-	14,133	(276,042)	(276,042)
Dividends ($0.58 per share)	-	-	-	(3,727,621)	-	-	(3,727,621)
Net income	-	-	-	1,592,153	-	-	1,592,153
Balance at December 31, 2011	8,324,756	$83,227	$147,208,206	$(11,620,748)	1,887,336	$(36,567,698)	$99,102,987

Proceeds from shares issued	20,625	227	315,777	-	-	-	316,004
Purchase of treasury stock	-	-	-	-	18,514	(227,262)	(227,262)
Dividends ($0.58 per share)	-	-	-	(3,733,422)	-	-	(3,733,422)
Net income	-	-	-	1,486,576	-	-	1,486,576
Balance at December 31, 2012	8,345,381	$83,454	$147,523,983	$(13,867,594)	1,905,850	$(36,794,960)	$96,944,883

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
Operating Activities
Net income	$1,486,576	$1,592,153	$2,972,028
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	957,900	720,000	1,111,406
Depreciation and amortization	21,253	8,377	2,376
Changes in assets and liabilities:
Accrued interest receivable	194,664	(864,450)	249,216
Accrued interest receivable, related parties	(2,146,213)	(2,512,888)	(3,557,897)
Other assets	119,905	(113,457)	161,738
Accounts payable and accrued liabilities	(162,337)	129,817	(1,736,582)
Accounts payable and accrued liabilities, related parties	208,205	(734,926)	2,856,468
Net cash provided by (used in) operating activities	679,953	(1,775,374)	2,058,753

Investing Activities
Investments in trust receivable	-	-	(85,977)
Principal receipts on trust receivable	193,138	144,841	865,666
Investment in residential mortgages	(272,687)	(124,000)	(1,140,567)
Principal receipts on residential mortgages	585,874	776,859	588,584
Investment in interim mortgages and deficiency notes	-	(81,161)	(49,786)
Principal receipts on interim mortgages and deficiency notes	-	324,555	46,015
Investments in interim mortgages and deficiency notes, related parties	-	(2,555,881)	(242,092)
Principal receipts on interim mortgages and deficiency notes, related parties	1,374,165	1,558,934	8,651,460
Investments in recourse obligations, related parties	(694)	(55,989)	(1,941,493)
Principal receipts from recourse obligations, related parties	50,432	15,452	70,055
Principal investments in lines of credit receivable, related parties	(571,870)	(710,908)	(2,763,147)
Principal receipts from (investments in) lines of credit receivable	(612,041)	622,490	3,447,576
Investments in real estate owned	(177,268)	(594,973)	(9,473,091)
Principal receipts on real estate owned	1,031,598	3,853,004	1,474,994
Net cash provided by (used in) investing activities	1,600,647	3,173,223	(551,803)

Financing Activities
Net borrowings on lines of credit payable	307,965	2,272,344	1,726,965
Proceeds from notes payable	1,727,000	395,000	169,012
Principal payments on notes payable	(798,233)	(96,144)	(800)
Proceeds from issuance of shares of beneficial interest	316,004	390,850	558,213
Purchase of treasury stock	(227,262)	(276,042)	(565,816)
Dividends	(3,733,422)	(3,727,621)	(3,725,535)
Net cash used in financing activities	(2,407,948)	(1,041,613)	(1,837,961)

Net increase (decrease) in cash and cash equivalents	(127,348)	356,236	(331,011)

Cash and cash equivalents at beginning of year	363,561	7,325	338,336

Cash and cash equivalents at end of year	$236,213	$363,561	$7,325

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$540,623	$421,464	$327,838

Non-Cash Financing and Investing Activity
Transfers of loans to foreclosed properties or recourse obligations	$150,926	$296,100	$8,848,643
(Increase) decrease participation receivable, related parties	$(9,195,637)	$(8,452,688)	$(3,282,492)
(Decrease) increase participation payable, related parties	$9,195,637	$8,452,688	$3,282,492
(Increase) decrease participation accrued interest receivable , related parties	$(324,492)	$(298,276)	$(159,355)
Increase (decrease) participation accrued interest payable, related parties	$324,492	$298,276	$159,355
(Increase) decrease in lines of credit, related parties	$(823,072)	$(720,021)	$(365,010)
(Increase) decrease in accrued interest receivable, related parties	$986,889	$7,941,905	$773,435
(Increase) decrease interim mortgages and deficiency notes, related parties	$(978,997)	$(8,462,981)	$(1,221,580)
(Increase) decrease line of credit receivable, related parties	$-	$1,241,097	$-
(Increase) decrease interim mortgages and deficiency notes	$(1,964,526)	$(792,778)	$(289,863)
Receipts from real estate owned	$2,779,706	$792,778	$1,103,018

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: UMT HF, UMT HF II, UMT HF III, UMT LT Trust, UMT Properties, LP and UMT 15th Street, LP. All significant intercompany accounts and transactions have been eliminated.

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

Generally, the Company does not retain servicing rights on its Mortgage Investments. The Company relies on various servicing sources, including related party companies, to service its Mortgage Investments.

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

There is no assurance that the interest income accrued by the Company will be paid by a borrower.  When income is accrued with respect to a foreclosed loan, the Company sells the mortgaged property and receives proceeds from the sale. The Company first applies the proceeds to any accrued interest related to the loan and then applies the balance of the proceeds to the outstanding loan balance. If the proceeds from the sale of the property are not sufficient to reduce the outstanding loan balance to zero, the remaining balance is referred to as the “charge-off amount.” The charge-off amount is recorded against the mortgage investment loss reserve: accrued interest income, plus the outstanding loan balance, less proceeds from the sale of the property equals the amount charged-off against loss reserves.

With respect to Nonrecourse Loans, the Company will accrue interest, if based on the underlying borrower’s payment history and based on analysis by the loan servicing staff, when applicable, it is determined that the likelihood of an interest payment being made is probable. The Company will cease accruing interest when the likelihood that an interest payment will be made is less than probable, generally if a payment is more than 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful based on a review of economic conditions, the estimated value of the underlying collateral and other relevant factors. If and when the loan is foreclosed, the Company no longer considers the property to be income producing and reclassifies it as foreclosed. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest.

With respect to Recourse Loans, the Company’s borrower, or a guarantor, is obligated to pay all interest accrued and principal at the end of the loan term, or extensions thereof. As a result, the Company continues to accrue interest on recourse loans even if the likelihood that the underlying borrower will make an interest payment is less than probable, provide management believes it is probable that the originating company will make an interest payment. Interest on Recourse Loans continues to accrue until the loan is fully paid off.

Deficiency Notes originate from the foreclosure of a Recourse Loan and subsequent sale of the collateral which results in proceeds that are insufficient to discharge the outstanding balance, in which case the originating company delivers to the Company an unsecured deficiency note in the amount of the deficiency.

In July 2010, the Company began reserving for the interest income earned on certain receivables with the intent to recognize this interest income on a cash basis once payments resumed. Payments resumed in 2012 and a total of approximately $812,000 of interest payments were received and recognized. Reserves for accrued interest receivable were approximately $2,975,000 and $2,418,000 at December 31, 2012 and 2011, respectively.

LOAN LOSS RESERVES

Loan loss reserves are established when it becomes clear that the current market value of foreclosed properties is less than the outstanding balances of loans plus accrued interest. A loan loss reserve is created based on a three year look back of default rates. It is calculated as the difference between the outstanding loan balance of a foreclosed property, plus accrued interest income, less the estimated proceeds from the sale of the foreclosed property. The Company’s three year historical default rate for residential mortgages and contracts for deed is approximately 1.6% of the remaining outstanding unpaid principal balance of the loans it owns outright, excluding the securitized loans. The Company’s three year historical default rate for interim mortgages is approximately 0.02%. The Company charges additions to the loan loss reserves to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against, or “charged-off and decrease the loan loss reserves, while amounts recovered on previously charged off accounts increase the reserve.

The changes in the reserve for loan losses during the years ended December 31, 2012, 2011, and 2010 are summarized as follows:

Walk forward of Loan Loss Reserves:	2012	2011	2010
Balance, beginning of year	$5,714,000	$5,233,000	$5,075,000
Provision for loan losses	958,000	720,000	1,111,000
Reduction of values of foreclosed mortgages and loans charged off	(3,611,000)	(239,000)	(953,000)
Balance, end of year	$3,061,000	$5,714,000	$5,233,000

The following table summarizes the Company’s reserve balances as of December 31, 2012, 2011 and 2010:

Reconciliation to Consolidated Balance Sheets :	2012	2011	2010
Amounts included in reserves – deficiency notes	$2,247,000	$4,758,000	$4,518,000
Amounts included in real estate owned, net (1)	500,000	616,000	256,000
Amounts included in mortgage investments – allowance for loan losses	314,000	340,000	459,000
Balance, end of year	$3,061,000	$5,714,000	$5,233,000

(1) Real estate owned is presented net of reserves in the accompanying consolidated financial statements.

In December of 2006 the Company ceased funding interim loans for the construction of single family homes (“Construction Loans”). Prior to December of 2006 the Company funded Construction Loans through an unaffiliated lender, Residential Development Corp. (“RDC”). Due to increased delinquency and foreclosures on loans funded to RDC experienced throughout 2008 and 2007, the Company implemented the following actions with regard to RDC:

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

The Company continued these efforts throughout 2012 and 2011 and will continue until the RDC foreclosed property portfolio is fully liquidated. As of December 31, 2009, the remainder of the RDC construction loans was foreclosed and all acquired assets were reflected as real estate owned in the accompanying consolidated financial statements. As of December 31, 2012 and 2011, the balance of RDC assets included in real estate owned was approximately $680,000 and $2,694,000, respectively, net of reserves of approximately $42,000 and $150,000, respectively, for the same periods. As of December 31, 2012, the portion of Deficiency Notes and Reserves – Deficiency Notes, applicable to the RDC portfolio was approximately $4,396,000 and $2,247,000, respectively. As of December 31, 2011, the portion of Deficiency Notes and Reserves – Deficiency Notes applicable to the RDC portfolio was approximately $6,338,000 and $4,758,000. In the event that aggressive liquidation of the portfolio may result in additional losses, we will provide for additional reserves as needed.

ACCOUNTING FOR AND DISPOSITION OF FORECLOSED PROPERTIES

The Company follows the accounting and reporting standards for foreclosed real estate as set forth in the Financial Accounting Standards Board Accounting Standards Codification (”ASC”) Topic 310-40, Accounting for Troubled Debt Restructurings by Creditors, and ASC Topic 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. When the Company takes possession of real estate through foreclosure it is classified as Real Estate Owned (“REO”) at the lower of the fair market value of the asset, less estimated selling costs, or the cost basis of the asset. For assets that are not subject to a recourse agreement, any excess of the cost basis of the asset over the fair value of the asset less the estimated selling costs of the asset is recognized as a loss, to the extent it is not offset against existing allowances for uncollectible amounts or other valuation allowances, at the time of foreclosure. Additional direct costs incurred during foreclosure such as legal fees are included in expense when incurred. For loans that are subject to a recourse obligation, any excess of the cost basis of the asset over the fair value of the asset minus the estimated selling costs of the asset is added to the obligor’s recourse obligation. The Company attempts to resell the property to recover all costs associated with the default, including legal fees, transaction costs, and repair expenses. Upon sale of the property, a gain or loss is recognized. If a foreclosed loan is subject to a recourse agreement with an unaffiliated borrower and is not fully repaid, the borrower delivers a new promissory note to the Company in the amount of the deficiency. These promissory notes are paid in installments.

The Company receives nominal rental revenue from certain foreclosed properties. As these revenues are immaterial relative to the Company’s total revenues and gross REO expenses and such revenues are ancillary to the Company’s core business, any revenues generated by REO properties held for sale are reflected as a contra expense and offset a portion of the expenses incurred to maintain the foreclosed properties.

In accordance with the reporting requirements of ASC Topic 310, Accounting for Troubled Debt Restructurings by Creditors, and ASC Topic 360, Accounting for the Impairment or Disposal of Long-Lived Assets, foreclosed property received in full or partial satisfaction of a loan is recorded at the lower of the fair market value of the property at the time of foreclosure, less the selling costs or the cost basis of the property. For loans that are not subject to a recourse agreement, any excess of the recorded investment in the foreclosed loan over the fair value of the asset is recognized as a loss, to the extent it is not offset against existing allowances for uncollectible amounts or other valuation allowances, at the time of foreclosure. Additional direct costs incurred during foreclosure such as legal fees are included in expense when incurred. For assets covered by a recourse obligation, the obligor delivers a new promissory note to the Company in the amount of the deficiency. These promissory notes are paid in installments. The foreclosed property portfolio is reviewed quarterly and any additional costs or other losses associated with maintaining a foreclosed property are recognized when they become known and estimable. Upon sale of a foreclosed property, any additional losses realized are recognized immediately. Any gains realized upon the sale of a foreclosed property are deferred until such time as the Company’s economic earning process is completed for that property.

INCOME TAXES

The Company intends to continue to qualify as a REIT under the Internal Revenue Code of 1986 the (“Code”) as amended.  A REIT is generally not subject to federal income tax on that portion of its REIT taxable income (“Taxable Income”) that is distributed to its shareholders provided that at least 90% of Taxable Income is distributed.  No provision for taxes has been made in the consolidated financial statements, as the Company believes it is in compliance with the requirements in the Code for the treatment as a REIT. The dividend (earnings) portions of distributions paid to shareholders are considered ordinary income for income tax purposes.

ASC 740 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  In accordance with ASC 740, we must determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. We believe we have no such uncertain positions.

We file income tax returns in the United States federal jurisdiction.  At December 31, 2012, tax returns related to fiscal years ended December 31, 2009 through December 31, 2011 remain open to possible examination by the tax authorities.  No tax returns are currently under examination by any tax authorities.  We did not incur any penalties or interest during the years ended December 31, 2012 and 2011.

EARNINGS PER SHARE

ASC 260, Earnings per Share, provides for the calculation of basic and diluted earnings per share.  Basic earnings per share include no dilution and are computed by dividing income available to shareholders by the weighted average number of shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.  Because the Company’s potential dilutive securities are not dilutive, the accompanying presentation is only of basic earnings per share.

DISTRIBUTION POLICY AND DISTRIBUTIONS DECLARED

The Company makes distributions each year (not including return of capital for federal income tax purposes) equal to at least 90% of the REIT’s taxable income.  Since September 1997 the Company has made monthly distributions to its shareholders and intends to continue doing so. The trustees declare the distribution rate quarterly and distributions are made at the rate declared at the end of the following month for shareholders of record as of the 15th of the preceding month. The Company distributed 251%, 234% and 125% of earnings during 2012, 2011 and 2010, respectively, and made distributions in excess of earnings of 151%, 134% and 25% during 2012, 2011 and 2010, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the reporting requirements of ASC 825, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities that qualify as financial instruments under this statement and includes additional information in notes to the Company’s consolidated financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of accrued interest receivable, accrued interest receivable from related parties, accounts payable and accrued liabilities (including related parties) approximate the carrying value due to the relatively short maturity of these instruments. The carrying value of residential mortgages, interim mortgages (including related parties), lines of credit receivable (including related parties), recourse obligations from related parties, deficiency notes (including related parties) and lines of credit payable also approximate fair value since these instruments bear market rates of interest. None of these instruments are held for trading purposes.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation in the consolidated balance sheets and statements of changes in shareholders’ equity as follows: additional paid –in capital and treasury stock.

C. DEFICIENCY NOTES – RELATED PARTY AND NON-RELATED PARTY

The Company has made loans in the normal course of business to related parties and non-related parties, the proceeds from which have been used to originate underlying loans that are pledged to the Company as security for such obligations.  When principal and interest on an underlying loan is due in full, at maturity or otherwise, the corresponding obligation owed by the originating company to the Company is also due in full.  If the borrower or the Company foreclosed on property securing an underlying loan, or if the Company foreclosed on property securing a purchased loan, and the proceeds from the sale were insufficient to pay the loan in full, the originating company had the option of (1) repaying the outstanding balance owed to the Company associated with the underlying loan or purchased loan, as the case may be, or (2) delivering to the Company an unsecured deficiency note in the amount of the deficiency.

As of December 31, 2012, the Company had two deficiency notes with non-related parties in the amount of approximately $6,122,000. One note in the amount of approximately $1,725,000 bears interest at a rate of 14% per annum. The second note in the amount of approximately $4,397,000 has a reserve of approximately $2,247,000. The Company does not accrue interest on this note as the underlying collateral value approximates the note balance, net of reserves.

As of December 31, 2011, the Company had two deficiency notes with non-related parties in the amount of approximately $8,063,000. One note in the amount of approximately $1,725,000 bears interest at a rate of 14% per annum. The second note in the amount of approximately $6,338,000 has a reserve of approximately $4,758,000. The Company does not accrue interest on this note as the underlying collateral value approximates the note balance, net of reserves.

As of December 31, 2007, UMTHLC issued to the Company a variable amount promissory note in the amount of $5,100,000 to evidence its deficiency obligations to the Company.  The initial principal amount of the note was approximately $1,848,000. The principal balance as of December 31, 2012 and 2011 was approximately $29,958,000 and $29,508,000, respectively. The principal balance will fluctuate from time to time based on the underlying loan activity and the amount of deficiencies realized by the affiliate.  Effective January 2011, the deficiency note was modified and the interest rate was reduced from 10% to 6%. Management has accounted for this loan modification as a modification in the normal course of business and not as a troubled debt restructuring as the borrowers and guarantors have obtained third party financing at current market rates, the modified rate represents a premium over current market rates, the risk characteristics of the third party debt obtained is similar to the modified debt, the loan’s original contractual maturity or expected duration was not extended and the Company expects to receive full payment under the loan. The note requires quarterly principal and interest payments based on a fifteen-year (15) amortization for the outstanding principal balance and all outstanding principal and unpaid accrued interest is due and payable in full on September 30, 2013.  The note is secured by a limited guaranty by UMTHGS, the Advisor, equal to a monthly amount not to exceed 33% of the advisory fee received by UMTHGS under the terms of its advisory agreement with the Company.

On a quarterly basis, the Company conducts a review of the underlying borrowers and third party guarantors in order to assess their ability to perform their obligations under the terms of the Deficiency Notes based on updated five year forecasts of future cash flows of the underlying borrowers and guarantors. Such ability to perform is principally dependent upon the borrower’s and obligor’s ability to realize cash flows from distributions derived from the pledged collateral sufficient to meet its current operational needs, as well as provide liquidity to fund the debt service requirements under the Company’s notes. Such review includes, but is not limited to the following related to the guarantor: analyzing current financial statements and operating results, analyzing projected future operating results and validating the assumptions used to generate such projections, forecasting future cash flows and assessing the adequacy of these cash flows to service the Company’s notes, conducting discussions with and obtaining representations from the guarantors’ management with respect to their current and projected operating results. Based on such reviews, the Company has concluded that the guarantor has the ability to perform under their repayment obligations and that the Deficiency Note balance is fully realizable over their terms. Accordingly, the Company has not recorded any reserves on the principal portion of these loans.

D. LINES OF CREDIT PAYABLE

During August 2009, the Company entered into a revolving line of credit facility with a bank for $5,000,000. The line of credit bears interest at prime plus one percent, with a floor of 5.50% and requires monthly interest payments. Principal and all unpaid interest were due at maturity, which was August 2012. Effective September 2012, the line was renewed under the same terms and matures on September 5, 2015. The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit. The outstanding balance on this line of credit was approximately $3,608,000 and $4,143,000 at December 31, 2012 and 2011, respectively. As of December 31, 2012 the Company was in compliance with all of its debt covenants.

On May 27, 2011, the Company entered into a revolving line of credit facility with a bank for $4,300,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is May 27, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at December 31, 2012 and 2011 was approximately $3,111,000, and $2,253,000, respectively. As of December 31, 2012, the Company was in compliance with all of its debt covenants.

On August 1, 2011, the Company entered into a revolving line of credit facility with a bank for $250,000. The loan bears interest at prime plus one percent, with a floor of 4.75%, and requires monthly interest payments. Principal and all unpaid interest were due at maturity which was August 1, 2012. The loan was collateralized by a first lien security interest in the underlying real estate financed by the loan. This note was paid in full in May 2012. The outstanding balance on this loan at December 31, 2012 and 2011 was approximately $0, and $104,000, respectively.

On October 26, 2011, the Company entered into a revolving line of credit facility with a bank for $5,000,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is October 26, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at December 31, 2012 and 2011 was approximately $269,000 and $181,000, respectively. As of December 31, 2012, the Company was in compliance with all of its debt covenants.

Below is a Five Year Maturity Schedule of all lines of credit payable:

	2013	2014	2015	2016	2017	Thereafter	Total
Lines of Credit Payable Maturity	$-	$3,380,000	$3,608,000	$-	$-	$-	$6,988,000

E. NOTES PAYABLE

In March, 2010, the Company entered into two residential mortgage loans, with full recourse, to unaffiliated investors for approximately $169,000. These notes payable were accounted for as recourse borrowings. The notes require monthly principal and interest payments at a rate of 9.5% amortized over 30 years with all unpaid principal and interest due at maturity. One loan, had a balance of approximately $70,000, at December 31, 2012 and 2011, respectively, and matures on May 1, 2015. The other loan, had a balance of approximately $96,000 on December 31, 2012 and approximately $97,000 on December 31, 2011, and matures on November 23, 2013. The total outstanding balance on these notes was approximately $166,000 and $167,000 at December 31, 2012 and 2011, respectively.

On April 21, 2010, the Company entered into a term loan credit facility with a bank for $1,600,000. The note payable bears interest at prime plus one percent, with a floor of 7.0%, and requires monthly interest payments. Principal and all unpaid interest were due at maturity which was October 21, 2012. The term loan credit facility was extended effective December 21, 2012 with an amended maturity date of December 19, 2013, and an interest rate reduction from 7.0% to 5.5%. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at December 31, 2012 and 2011 was approximately $1,107,000.

On January 27, 2011, the Company initiated a private offering of Secured Subordinated Notes (“Notes,” to accredited investors “Note Holders”). The Notes are being offered through a wholly owned subsidiary, UMT Home Finance II, L.P. (“HF II”). HF II is a Delaware limited partnership that was formed on November 29, 2010 as a Special Purpose Entity, for the purpose of originating and holding loans made to fund the acquisition of finished lots and the construction of single-family homes on the subject lots (“Loans”). HF II will issue up to $5 million in 7.5% Notes. The Notes will be secured by an undivided security interest on the pool of loans owned by HF II. The offering of the Notes is not registered under the Securities Act, in reliance upon the exemption from registration for non-public offerings provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933. As of December 31, 2012, approximately $1,230,000 was outstanding and approximately $130,000, $225,000, $100,000, $200,000 $500,000, and $75,000 matures on October 1, 2013; November 1, 2013; March 1, 2016; April 1, 2016; February 1, 2017; and March 1, 2017, respectively.

Below is a Five Year Maturity Schedule of all notes payable:

	2013	2014	2015	2016	2017	Thereafter	Total
Notes Payable Maturity	$1,559,000	$-	$70,000	$300,000	$575,000	$-	$2,504,000

F.  OPTIONS TO PURCHASE SHARES OF BENEFICIAL INTEREST

For each year in which an Independent Trustee of the Company serves, the Trustee receives 5-year options, which vest upon grant, to purchase 2,500 shares of Company stock at $20 per share.

Following is a summary of the option transactions:

	2012	2011	2010
Outstanding at beginning of year	55,000	45,000	32,500
Granted	12,500	12,500	12,500
Expired	(7,500)	(2,500)	-
Exercised	-	-	-
Outstanding at end of year	60,000	55,000	45,000
Exercisable at end of year	60,000	55,000	45,000
Exercise price per share	$20	$20	$20

G.  RELATED PARTY TRANSACTIONS

Related Party Receivables

As a component of its real estate investment activities the Company has since inception in 1997 regularly made mortgage investments in the form of loans to related parties, which were secured by loans originated by related parties to nonrelated parties third parties. In addition, the Company has purchased loans originated by related parties to nonrelated parties third parties.

Affiliates Relationships

The following chart depicts our affiliate relationships with which we have loan or recourse relationships:

The affiliate relationships depicted above are more fully described below:

•	UMT Holdings, L.P. (“UMTH”) is a Delaware limited partnership which is in the real estate finance business. UMTH holds a 99.9% limited partnership interest in:
o	UMTH Lending Company, LP which made interim mortgage loans to nonrelated third parties;
o	UMTH General Services, L.P. (“UMTHGS”) which serves as advisor to the Company and;
o	UMTH Land Development, L.P. (“UMTHLD”) which serves as asset manager to United Development Funding, L.P. (“UDF”).
•	UMTH Lending Company, L.P. (“UMTHLC”) is a Delaware limited partnership, and subsidiary of UMTH. The Company has loaned money to UMTHLC secured by interim mortgage loans for the acquisition and renovation of single-family homes made by UMTHLC to nonrelated third parties borrowers.
•	UMTH Land Development, L.P., (“UMTHLD”), is a Delaware limited partnership and subsidiary of UMTH which serves as asset manager for and holds a 50% profit interest in United Development Funding, L.P. (“UDF”), a Delaware limited partnership. UMTHLD also serves as general partner of United Development Funding III, L.P. (“UDF III”).
•	United Development Funding, L.P. (“UDF”), a Delaware limited partnership which originates loans and makes investments for the acquisition and development of parcels of real property as single-family residential lots. UMTHLD serves as the asset manager of UDF. The Company has extended a revolving line of credit facility to UDF which is secured by all of UDF’s senior and subordinate real estate secured loans and equity investments.
•	United Development Funding III, L.P., a Delaware limited partnership, (“UDF III”). UMTHLD serves as general partner of UDF III. UDF III has purchased an economic participation in a revolving credit facility we have provided to UDF.
•	Capital Reserve Group (“CRG”) is a Texas corporation that is 50% owned by Todd Etter and William Lowe, partners of UMTH, which holds a 99.9% interest in UMTHGS, our advisor. The Company has loaned money to CRG secured by interim mortgage loans for the acquisition and renovation of single-family homes made by CRG to nonrelated third parties borrowers.
•	Ready America Funding Corp. (“RAFC”) is a Texas corporation that is 50% owned by South Central Mortgage, Incorporated (“SCMI”), a company owned by Todd Etter and 50% beneficially owned by Craig Pettit, a partner in UMTH. The Company has loaned money to RAFC secured by interim mortgage loans secured by land and modular and manufactured single-family homes placed on the land made by RAFC to non-related third party borrowers.

•	SCMI, a Texas corporation. The Company has purchased long term owner-occupied residential mortgage loans from SCMI secured by single-family homes.
•	Wonder Funding, LP (“Wonder”) is a Delaware limited partnership that is owned by Ready Mortgage Corporation (“RMC”). RMC is beneficially owned by Craig Pettit, a partner of UMTH. The Company has loaned money to Wonder secured by interim mortgage loans for the acquisition and renovation of single-family homes made by Wonder to nonrelated third parties borrowers.

The following table details the governance and ownership aspects of above related party relationships:

United Mortgage Trust Affiliate Relationships

Company	Affiliation	Governance	Ownership
UMT Holdings, L.P. ("UMTH")	99.9% owner of our borrower, UMTHLC and our advisor, UMTHGS	UMT Services, Inc. serves as General Partner	10 Limited Partners
UMTH Lending Company, L.P. ("UMTHLC")	Borrower	UMT Services, Inc. serves as General Partner	99.9% owned by UMTH
UMTH Land Development, L.P. ("UMTHLD")	Asset Manager for UDF I and General Partner of UDF III	UMT Services, Inc. serves as General Partner	99.9% owned by UMTH
United Development Funding, L.P. ("UDF I")	Borrower	United Development Funding, Inc., serves as General Partner	41 Limited Partners
United Development Funding III, L.P. ("UDF III")	Loan Participant	UMTHLD serves as General Partner	9003 Limited Partners
Capital Reserve Group, Inc. ("CRG")	Borrower	2 UMTH Limited Partners serve as directors	Owned by 2 UMTH Limited Partners
Ready America Funding Corp. ("RAFC")	Borrower	2 UMTH Limited Partners serve as directors	Beneficially owned by 2 UMTH Limited Partners
South Central Mortgage, Inc. ("SCMI")	Note Seller	One UMTH Limited Partner serves as director	Beneficially owned by 1 UMTH Limited Partner
Wonder Funding, L.P. ("Wonder")	Borrower	One UMTH Limited Partner serves as director	Beneficially owned by 1 UMTH Limited Partner

Note - None of the Company’s trustees or officers hold a direct or beneficial interest in any of the above related parties.

Related Party Receivables

The following table summarizes our related party loans and obligations and corresponding outstanding balances as of December 31, 2012 and 2011. The amounts shown in the table below are included in the consolidated balance sheets.

	2012	2011	Collateral
Interim loans, related parties
UMTHLC	$-	$870,949	Real estate
RAFC	16,285,448	16,448,641	Real estate
Total	16,285,448	17,319,590
Lines of credit receivable, related parties
UDF I	$6,686,096	$5,863,024	Land development loans and equity investments
UDF I (UDF III Economic interest participation agreement)	74,699,298	65,503,661	Land development loans and equity investments
UMTHLC	7,561,966	6,990,096	Real estate
Total	$88,947,360	$78,356,781
Recourse obligations, related parties
CRG	$4,521,893	$4,470,793	Pledge of equity interests & limited guaranty
RAFC	8,502,333	8,451,488	Pledge of equity interests & limited guaranty
SCMI	3,476,639	3,480,792	Pledge of equity interests & limited guaranty
RAFC/Wonder	1,998,964	1,958,637	Pledge of equity interests & limited guaranty
Total	$18,499,829	$18,361,710
Deficiency note, related party
UMTHLC	$29,958,940	$29,507,820	Guaranty

The following is a brief description of the Company’s related party receivables, by type, and related collateral.

Interim Loans, Related Parties

The Company has loaned money to UMTHLC and RAFC secured by interim mortgage loans for the acquisition and renovation of single-family homes made by UMTHLC and RAF to nonrelated third parties borrowers. These loans are collaterally assigned to the Company as security for the interim loans between UMTHLC and RAFC and the Company. These loan balances are included in “Interim loans, related parties” in the Company’s consolidated balance sheets.

Lines of Credit, Related Parties – UDF, UDF III and UMTH LC

UDF and UDF III

The Company has entered into a revolving line of credit with UDF, secured by the pledge of all of UDF's land development senior and subordinated real estate secured loans and equity investments.

The Company has entered into an Economic Interest Participation Agreement with UDF III, pursuant to which UDF III purchased an economic interest in the UDF revolving line of credit (“Loan”) and was granted an option to acquire a full ownership participation interest in the Loan. The advances funded by UDF III are exactly offset by a participation payable amount to UDF III; therefore the Company does not earn any net interest income on the advances made by UDF III and has no net collectability exposure under the Economic Interest Participation Agreement.

The above loan balances are included in “Lines of credit receivable, related parties” in the Company’s consolidated balance sheets.

UMTHLC

The Company has entered into a secured line of credit promissory note with UMTHLC in the amount of $8,000,000. The line of credit is secured by first lien mortgage interests in single family residential properties.

These loan balances are included in “Lines of credit receivable, related parties” in the Company’s consolidated balance sheets.

Recourse Obligations, Affiliates

CRG, RAFC and Wonder made interim loans to nonrelated third party borrowers for the acquisition and renovation of single-family homes. The Company made loans, with recourse, to each of these entities. Each of these entities used the proceeds from such loans to originate loans to nonrelated third party borrowers, which are referred to as "underlying loans," that are pledged to the Company as security for the Company’s loans made to them. When principal and interest on an underlying loan are due in full, at maturity or otherwise, the corresponding obligation owed to the Company is also due in full.

In addition to the loans made, with recourse, to CRC, RAFC, and Wonder, the Company purchased long term residential mortgage loans from SCMI referred to as "purchased loans," and entered into recourse agreements under which SCMI agreed to repay certain losses the Company incurred with respect to the purchased loans by delivering an unsecured deficiency note in the amount of the deficiency to the Company.

All amounts due from each related party under the recourse obligations and deficiency notes described above have been consolidated into secured promissory notes (“Recourse Obligations”). The security for the Recourse Obligations consists of a pledge of each affiliate’s respective Class C, Class D, and Class EIA ownership units in UMTH and in the case of Wonder secured by a limited indemnification agreement between UMTH and the Company. This collateral represents capital shares in UMTH and is eligible for, and receives, quarterly distributions from UMTH. See “Management’s Collectability Analysis for Related Party Recourse Obligations and Deficiency Notes” below for management’s valuation of collateral securing the affiliate obligations.

Based upon the collectability analysis performed by it, the Company has concluded that the guarantors have the ability to perform their obligations under the guaranties and that the Recourse Obligations are fully realizable.

These Recourse Obligation balances are included in “Recourse obligations, related parties” in the Company’s consolidated balance sheets.

Deficiency Note, Related Party

As noted above, the Company has loaned money to UMTHLC to fund the origination of interim loans to their borrowers. If UMTHLC or the Company forecloses on a property securing an interim mortgage, and the proceeds from the sale are insufficient to pay the loan in full, UMTHLC delivers an unsecured deficiency note in the amount of the deficiency to the Company. In 2007, UMTHLC issued to the Company a promissory note to evidence its deficiency obligations to the Company (the “Deficiency Note”). The Deficiency Note is secured by a limited guaranty by UMTHGS, the Advisor. The Deficiency Note balance is included in “Deficiency note, related party” in the Company’s consolidated balance sheets.

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

2) UMTHLC is a Delaware limited partnership, and subsidiary of UMTH.  The Company has loaned money to UMTHLC so it can make loans to its borrowers. The loans are collaterally assigned to the Company, as security for the promissory note between UMTHLC and the Company. The unpaid principal balance of the loans at December 31, 2012 and 2011, was approximately $7,562,000 and $7,861,000, respectively.

On March 26, 2009, the Company executed a secured line of credit promissory note with UMTHLC in the amount of $8,000,000. The note bears interest at 12.50% per annum, matured on September 26, 2012 and is secured by first lien mortgage interests in single family residential properties. Renewal of this note under the same terms is in process. The outstanding balance on this line of credit at December 31, 2012 and December 31, 2011, was approximately $7,562,000 and $6,990,000, respectively, and is included in the balances noted in the paragraph above.

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

4) RAFC is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter. RAFC is in the business of financing interim loans for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors. The Company continues to directly fund obligations under one existing RAFC loan, which was collaterally assigned to the Company, but does not fund new originations and the Company is in the process of foreclosing on the collateral in California. The unpaid principal balance of the loans at December 31, 2012 and 2011 was approximately $16,286,000 and $16,449,000, respectively.

5) Wonder Funding, LP (“Wonder”) is a Delaware limited partnership that is owned by Ready Mortgage Corp. (“RMC”). RMC is beneficially owned by Craig Pettit.  Wonder is in the business of financing interim loans for the purchase of land and the construction of single family homes.  The Company has ceased funding any new originations.  As of December 31, 2012, all remaining obligations owed by Wonder to the Company are included in the recourse obligations discussed below.

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

Management’s Collectability Analysis for Related Party Recourse Obligations and Deficiency Notes

Recourse Obligations and Deficiency Notes are resultant from a shortfall in the repayment of an underlying loan securing a loan to an affiliate or in the shortfall in repayment from a defaulted and foreclosed long-term residential mortgage purchased from a related party. In both cases, the Company has recourse to the affiliate for the shortfall. Unlike the original underlying loan or purchased mortgage, the related party’s recourse obligation is not secured by a lien on a real property. Recourse obligations of CRG, RAFC, SCMI and Wonder are secured by the pledge of equity interests held in UMTH. The UMTHLC deficiency note is secured by the guaranty of UMTHLC and the limited guaranty of UMTHGS including pledge of up to 33% of the advisory fee received by UMTHGS. Because the obligations are secured by third party collateral and guarantees, management conducts quarterly analysis of the integrity and value of the security for each obligation, and makes a determination of the collectability of the obligations based on the collateral value and cash flows derived from the collateral.

In making these loans, we considered a number of factors to preserve and enhance our ability to be repaid. The security for the Recourse Obligations of CRG, RAFC and SCM consists of pledges of each affiliate’s respective Class C, Class D, and Class EIA ownership units in UMTH. This collateral represents capital shares in UMTH and is eligible for, and receives, quarterly distributions from UMTH. Class C and EIA units are entitled to a total distribution of $1,000 per unit and the value of the C and EIA unit collateral is determined through multiplying the number of pledged units remaining times $1,000. Class D units are entitled to perpetual distributions and are valued using a discounted cash flow (“DCF”) model that is reviewed and updated each quarter. The integrity of the C, D and EIA unit collateral is determined by the distribution priority given to each unit by the UMTH general partner and the reliability of forecasted distributions. Security for the Recourse Obligation of Wonder consists of a limited indemnification agreement in the initial amount of $1,134,000. The table below depicts the remaining collateral value securing the Recourse Obligations at December 31, 2012.

Name	Initial principal amount	Balance at December 31, 2012	Promissory Note principal amount (2)	Units pledged as security	C Units distributed during 2012	Units remaining	Estimated Collateral Value (3)
CRG	$2,725,442	$4,521,893	$4,300,000	4,984 Class C and 2,710 Class D	50	2,541 Class C and 2,710 Class D	$5,791,000
RAFC	$3,243,369	$8,502,333	$7,100,000	11,228Class C, 6,659 Class D	182	9,210 Class C and 6,659 Class D	$14,364,000
SCMI	$3,295,422	$3,476,639	$3,488,643	4,545 Class C and 3,000 Class D	21	1,043 Class C and 3,000 Class D	$5,985,000
RAFC / Wonder(1)	$1,348,464	$1,998,964	$1,400,000	1,657 Class C	31	1,570 Class C	$1,570,000
Wonder Indemnification (1)	n/a	n/a	n/a	$1,134,000	-	n/a	$822,000
Totals	$10,612,697	$18,499,829	$16,288,643				$28,532,000

(1)	Wonder is collateralized by an indemnification agreement from RMC in the amount of $1,134,000, which includes the pledge of 3,870 C Units. 2,213 of the pledged C Units also cross-collateralize the RAFC obligation.
(2)	The CRG, RAFC and Wonder balances at December 31, 2012 exceeded the stated principal amount per their variable Secured Notes by approximately $222,000, $1,402,000 and $599,000, respectively. Per the terms of the Secured Notes, the unpaid principal balance may be greater or less than the initial principal amount of the note and is not considered an event of default. The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the Unpaid Principal Balance (“UPB”) than we originally anticipated and outpaced the minimum principal reductions scheduled for the loans.
(3)	Estimated collateral value reflects pledge of D units of limited partnership interest of UMTH held by WLL, Ltd., RAFC and KLA, Ltd. UMTH D units represent equity interests in UMT Holdings, LP. Pledge of the UMTH D units entitles the beneficiary to a pro-rata share of UMTH partnership D unit cash distributions

Through September 2007, the Secured Notes incurred interest at a rate of 10% per annum. The CRG, RAFC, and RAFC/Wonder Secured Notes amortize over 15 years. The SCMI Secured Note amortizes over approximately 22 years, which was the initial amortization of the deficiency notes from SCMI that were consolidated. The Secured Notes required the originating company to make monthly payments equal to the greater of (1) principal and interest amortized over 180 months and 264 months, respectively, or (2) the amount of any distributions paid to the originating company with respect to the pledged Class C and EIA units. Effective October 2007, the recourse loans were modified to accommodate the anticipated increases in principal balances throughout the remaining liquidation periods of the underlying assets, modify the amortization schedules for the period of July 2007 through June 2009, and reduce the interest rate from 10% to 6%. The above modifications have been extended through December 31, 2012. Management has accounted for these as loan modifications in the normal course of business, and not as a troubled debt restructuring, as the underlying collateral value exceeds the outstanding loan amounts, the modifications did not include an extension of the debt’s original contractual maturity or expected duration, the borrowers and guarantors have obtained third party financing at current market rates, the modified rate represents a premium over current market rates and the risk characteristics of the third party debt obtained is similar to the modifies debt. The Company expects to receive full repayment under the loan.

Cash Flow Analysis

The ability to perform is principally dependent upon the forecasted cash distributions associated with the pledged collateral and the ability of the distributions to meet the debt service requirements under the Recourse Obligations. On a quarterly basis, the Company conducts a review of the collateral pledged by the underlying borrowers and third party guarantors in order to assess their ability to perform their obligations under the terms of the Recourse Obligations. This review includes analyzing the consolidated financial statements of UMT Holdings, L.P. including its cash flows and sources of cash flow, assets and net profits. In addition to reviewing the historical financial statements, we analyze projected future earnings and cash flows that will support distributions and validate the assumptions used to generate these projections, assessing the ability to execute on the business plan, conducting discussions with and obtaining representations from the guarantors’ management with respect to their current and projected distribution amounts. Management reviews near-term (1 year) and long-term (5 years) distribution forecasts associated with the UMTH Class C, D and EIA units, cash flow from the indemnification agreement, cash flow from UMTHGS advisory fees and cash flow to UMTHLC to determine if the forecasted cash flows are sufficient to meet the obligations. The available cash flow from UMTH, as shown in the Historical Performance table below, indicates sufficient cash flow from the guarantors to service the Recourse Obligations and the Deficiency Note. In addition to the above mentioned collateral, the Company has a guaranty limited to a maximum of $10,582,336 from UMTH of all amounts due under the Recourse Obligations.

The UMTHLC deficiency note is secured by the guaranty of UMTHLC and the limited guaranty of UMTHGS including pledge of up to 33% of the advisory fee received by UMTHGS. The value of both the UMTHLC guarantee and the UMTHGS limited guarantee is determined by the cash flow associated with either UMTHLC or the amount of advisory fees earned by UMTHGS.

On a quarterly basis, the Company conducts a review of the collateral pledged by the underlying borrowers and third party guarantors in order to assess their ability to perform their obligations under the terms of the Recourse Obligations. The collateral pledged consists of class C, class D and class EIA ownership units of UMT Holdings, L.P. These units represent capital shares in UMT Holdings, L.P. and are eligible for, and receive, quarterly distributions from UMT Holdings, L.P. Such ability to perform is principally dependent upon the forecasted cash distributions associated with the pledged collateral and the ability of the distributions to meet the debt service requirements under the Secured Notes. The review includes analyzing projected future distribution sources and amounts, validating the assumptions used to generate such projections, assessing the ability to execute on the business plan, conducting discussions with and obtaining representations from the guarantors’ management with respect to their current and projected distribution amounts. The value of the pledged collateral is estimated using a discounted cash flow model that is reviewed and updated each quarter. Based on such reviews, the Company has concluded that the guarantors have the ability to perform under their repayment obligations and that the Recourse Obligations are fully realizable. Accordingly, the Company has not recorded any reserves on these loans.

The Secured Notes have also been guaranteed by the following entities under the arrangements described below, all of which are dated effective December 31, 2005:

-	UMT Holdings. This guaranty is limited to a maximum of $10,582,336 of all amounts due under the Secured Notes.
-	WLL, Ltd., an affiliate of CRG. This guaranty is of all amounts due under Secured Note from CRG, is non-recourse and is secured by an assignment of 2,492 Class C Units and 1,355 Class D units of limited partnership interest of UMT Holdings held by WLL, Ltd.
-	RMC. This guaranty is non-recourse, is limited to 50% of all amounts due under the Secured Note from RAFC and is secured by an assignment of 3,870 Class C units of limited partnership interest of UMT Holdings.
-	Wonder. Wonder Funding obligations are evidenced by a note from RAFC (RAFC/Wonder Note) and are secured by a pledge of a certain Indemnification Agreement given by UMTH to RAFC and assigned to UMT in the amount of $1,134,000, which amount is included in the UMTH limited guarantee referenced above.
-	SCMC. This guaranty is limited to a maximum of $2,213,000 due under the Secured Note from RAFC and is secured by an assignment of 2,213 Class C units of limited partnership interest of UMT Holdings.
-	KLA, Ltd. KLA has given the following limited guaranties: (1) Guaranty of obligations of SCMI under the First Amended and Restated Secured Variable Amount Promissory Note to the Company dated as of October 1, 2007 with a then current principal balance of $3,472,073 and is secured by an assignment of 3,000 of Guarantor’s Class D units of partnership interest in UMT Holdings, L.P. (2) Guaranty of obligations of CRG under the First Amended and Restated Secured Variable Amount Promissory Note dated as of October 1, 2007 with a then current principal balance of $4,053,799 and is secured by a pledge of 1,355 of Guarantor’s Class D units of partnership interest in UMTH.

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

Historical Performance

Management also considers historical cash flows and payment history to make an assessment of the collectability of the obligations. The table below depicts the historical cash flows for each obligor and the payment history under its obligation for the years ended December 31, 2012, 2011 and 2010. To date, the obligors have met all of their financial obligations to the Company.

	2012		2011		2010
Obligor	Cash Flow	Payments	Cash Flow	Payments	Cash Flow	Payments
UMTH (2),(3)	$12,842,083	$2,813,601	$3,250,783	$1,506,436	$1,239,553	$9,171
UDF (2),(4)	$11,728,009	$-	$9,202,636	$-	$9,959,457	$20,000
CRG (1)	$171,641	$171,641	$-	$-	$68,801	$68,801
RAFC (1)	$583,796	$583,796	$-	$-	$101,627	$101,627
SCMI (1)	$390,343	$90,343	$300,000	$-	$353,442	$53,442
Wonder (1)	$86,556	$86,556	$-	$-	$30,030	$30,030

(1)	Unaudited.
(2)	Audited.
(3)	Represents available cash flow for debt service and distributions. UMTH generates cash flow that is used to service the UMTHLC Deficiency Note and the Recourse obligations. Cash flow amount for 2012 is an estimate and is subject to change.
(4)	Represents principal payment proceeds received by UDF from its borrowers. These receipts are the sources used by UDF to repay its line of credit payable to the Company. Cash flow amount for 2012 is an estimate and is subject to change.

Based on its review of the quality and integrity of the security, the forecasted cash flows and the historical performance of each obligor, management has determined the cash flows of the obligor to be sufficient to meet the terms of the Recourse Obligations and Deficiency Notes.

These loans were reviewed by management and no reserves on principal amounts are deemed necessary at December 31, 2012 or 2011.

7) On June 20, 2006, the Company entered into a Second Amended and Restated Secured Line of Credit Promissory Note as modified by an amendment effective September 1, 2006 (the "Amendment") with UDF; a Nevada limited partnership that is affiliated with the Company's Advisor, UMTHGS.  The Amendment increased an existing revolving line of credit facility ("Loan") to $45 million. The purpose of the Loan is to finance UDF's loans and investments in real estate development projects. On July 29, 2009, our trustees approved an amendment to increase the revolving line of credit facility to an amount not to exceed $60,000,000. Effective December 31, 2010, the loan was extended for a period of one year and the loan amount was increased from $60,000,000 to $75,000,000. Effective December 31, 2012, the loan was extended for a period of one year and matures on December 31, 2013.

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

On September 19, 2008, UMT entered into an Economic Interest Participation Agreement with UDF III pursuant to which UDF III purchased (i) an economic interest in the $45,000,000 revolving credit facility (“Loan”) from UMT to UDF I and (ii) a purchase option to acquire a full ownership participation interest in the Loan (the “Option”). On July 29, 2009, our trustees approved an amendment to increase the revolving line of credit facility to an amount not to exceed $60,000,000. Effective December 31, 2010, the loan was extended for a period of one year and the loan amount was increased from $60,000,000 to $75,000,000. Effective December 31, 2012, the loan was extended for a period of one year and matures on December 31, 2013, and the loan amount was increased from $75,000,000 to $82,000,000.

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

The Option gives UDF III the right to convert its economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Loan and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while UDF III owns an economic interest in the UMT Loan.  If UDF III exercises its Option and acquires a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UDF III and UMT will participate in the control and management of the UMT Loan. At December 31, 2012 and 2011 UDF III had funded approximately $81,385,000 and $71,367,000, respectively, to UDF under this agreement of which approximately $74,699,000 and $65,504,000 were outstanding under the Economic Interest Participation Agreement at December 31, 2012 and 2011, respectively.

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

The following table summarizes the lines of credit receivable, related parties, as of December 31, 2012 and 2011:

	2012	2011
UDF	$6,686,000	$5,863,000
UDF (UDF III Economic Interest Participation Agreement)	74,700,000	65,504,000
UMTH LC	7,561,000	6,990,000
Balance, end of year	$88,947,000	$78,357,000

8) Loans made to affiliates of the Advisor. Below is a table of the aggregate principal amount of mortgages funded each year indicated, from the companies affiliated with the Advisor, and named in the table and aggregate amount of draws made by UDF under the line of credit, during the three years indicated:

Affiliated Company	2012	2011	2010
RAFC	$-	$1,000	$549,000
UMTHLC	$587,000	$947,000	$1,598,000
UDF	$823,000	$720,000	$5,143,000

9) As of August 1, 2006, (now subject to an Advisory Agreement effective January 1, 2009) the Company entered into an Advisory Agreement with UMTHGS. Under the terms of the agreement, UMTHGS is paid a monthly trust administration fee. The fee is calculated monthly depending on the Company’s annual distribution rate, ranging from 1/12th of 1% up to 1/12th of 2% of the amount of average invested assets per month.  During 2012, 2011, and 2010 the expenses for the Company’s Advisor were approximately $1,000,000, $1,000,000 and $1,138,000, respectively, and actual payments made were approximately $731,000, $1,808,000, and $424,000, respectively. The Advisor and its affiliates are also entitled to reimbursement of costs of goods, materials and services obtained from unaffiliated third parties for the Company’s benefit, except for note servicing and for travel and expenses incurred in connection with efforts to acquire investments for the Company or to dispose of any of its investments. The Company paid the Advisor $76,000 as reimbursement for costs associated with providing shareholder relations activities during 2012, 2011, and 2010.

The agreement also provides for a subordinated incentive fee equal to 25% of the amount by which the Company’s net income for a year exceeds a 10% per annum non-compounded cumulative return on its adjusted contributions. No incentive fee was paid during 2012 or 2011. In addition, for each year in which it receives a subordinated incentive fee, the Advisor will receive a 5-year option to purchase 10,000 Shares at a price of $20.00 per share (not to exceed 50,000 shares). As of December 31, 2012 and 2011, the Advisor has not received options to purchase shares under this arrangement.

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

The Advisory Agreement also provides for the Company to pay to the Advisor, or an Affiliate of the Advisor, a debt placement fee.  The Company may engage the Advisor, or an Affiliate of the Advisor, to negotiate lines of credit on behalf of the Company.  UMT shall pay a negotiated fee, not to exceed 1% of the amount of the line of credit secured, upon successful placement of the line of credit. The Company paid debt placement fees of approximately $43,000 and $50,000 to an affiliate of the Advisor in June and October 2011, respectively. These fees are amortized monthly, as an adjustment to interest expense, over the term of the credit facility agreements described in Note D. The Company amortized (expensed) approximately $42,000 and $25,000 of these fees in 2012 and 2011, respectively.

10) The Company pays loan servicing fees to PSC, a subsidiary of UMTH, under the terms of a Mortgage Servicing Agreement. The Company paid loan servicing fees of approximately $19,000, $21,000, and $24,000, during 2012, 2011, and 2010, respectively.

11) The Company pays “guarantee” credit enhancement fees to UDF III, affiliate of PSC and UDF, as specified under the terms of the UDF Guarantee agreement. In 2012, 2011 and 2010, the Company made cash payments in the amount of $66,000, $64,000, and $50,000, as compensation of said guarantee fees. In 2012, 2011 and 2010, the related credit enhancement expenses were approximately $109,000, $80,000, and $60,000, respectively.

12) Affiliates UDF LOF, UDF IV and UDF X, are reimbursed for their degree of invested “participatory” interest in the Company’s construction loans, the degree of invested interest is not to succeed $2,000,000. The Company made payments of such participation interest, as a net amount against the construction loan interest, in 2012, 2011, and 2010, in the amounts of $1,719,000, $979,000, and $800,000, respectively.

13) The Company pays UMTH LD, administrative and origination fees, for the construction loans in which UDF affiliates take an invested interest in. The fees are withheld from construction draws funded to the borrower, and are in turn paid directly to UMTH LD. In 2012, 2011, and 2010, payments were made for the above administrative and origination fees in the amounts of $161,000, $130,000, and $163,000, respectively.

The chart below summarizes the approximate payments associated with related parties for the twelve months ended December 31, 2012, 2011 and 2010:

Related Party Payments:

		For Twelve Months Ended
Payee	Purpose	December 31, 2012		December 31, 2011		December 31, 2010
UMTHGS	Trust administration fees	$731,000	91%	$1,808,000	96%	$424,000	88%
UMTHGS	General & administrative - Shareholder Relations	76,000	9%	76,000	4%	57,000	12%
UMTHGS	General & administrative –Misc.	-	0%	3,000	0%	3,000	0%
		$807,000	100%	$1,887,000	100%	$484,000	100%

PSC	Loan Servicing Fee	$19,000	100%	$21,000	78%	$24,000	92%
PSC	General & Administrative – Misc.	-	0%	6,000	22%	2,000	8%
		$19,000	100%	$27,000	100%	$26,000	100%

UMTH	Debt Placement Fees	-	-	93,000	100%	-	-

UDF III	Credit Enhancement Fees	66,000	100%	64,000	100%	50,000	100%

UDF LOF	Participation Interest Paid	-	-	313,000	100%	253,000	100%

UDF IV	Participation Interest Paid	1,696,000	100%	540,000	100%	434,000	100%

UDF X	Participation Interest Paid	23,000	100%	126,000	100%	113,000	100%

UMTH LD	Admin and Origination Fees Paid	161,000	100%	130,000	100%	163,000	100%

The chart below summarizes the approximate expenses associated with related parties for the twelve months ended December 31, 2012, 2011 and 2010:

Related Party Expenses:

		For Twelve Months Ended
Payee	Purpose	December 31, 2012		December 31, 2011		December 31, 2010
UMTHGS	Trust administration fees	$1,000,000	93%	$1,000,000	93%	$1,138,000	94%
UMTHGS	General & administrative - Shareholder Relations	76,000	7%	76,000	7%	76,000	6%
UMTHGS	General & administrative –Misc.	2,000	0%	3,000	0%	3,000	0%
		$1,078,000	100%	$1,079,000	100%	$1,217,000	100%

PSC	Loan Servicing Fee	$19,000	100%	$21,000	75%	$24,000	92%
PSC	General & Administrative – Misc.	-	-	7,000	25%	2,000	8%
		$19,000	100%	$28,000	100%	$26,000	100%

UMTH	Debt Placement Fees	42,000	100%	25,000	100%	17,000	100%

UDF III	Credit Enhancement Fees	109,000	100%	80,000	100%	60,000	100%

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

Modifications to the Share Redemption Plan

The redemption price is equal to the “Net Asset Value” (NAV) as of the end of the month prior to the month in which the redemption is made. The NAV will be established by the Board of Trustees no less frequently than each calendar quarter. For reference, at December 31, 2012 the NAV was $15.06 per share. Under the prior SRP, the redemption price was $20.00 per share. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests. A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that that the request is made within 270 days after of the event giving rise to such exigent circumstances. Previously, there was no hardship exemption. Shares will be redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter will be carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Previously, shares were redeemed monthly. Repurchases are subject to cash availability and Trustee discretion. Previously, the SRP provided that repurchases were subject to the availability of cash from the DRIP or the Company’s credit line.

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

At December 31, 2012, 2011, and 2010, approximately 42%, 41%, and 37%, respectively, of the Company’s interim mortgage investments were secured by property located in Texas. All of the Company’s mortgage investments are in the United States. At December 31, 2012, 2011, and 2010, approximately 57%, 55%, and 40%, respectively, of the Company’s interim mortgage investments were secured by property located in California.

Interim loans made to affiliates of the Company’s Advisor, lines of credit receivable, deficiency notes and recourse obligations are monitored by the Company for collectability, and the Company believes the unreserved amounts will be fully collectible.

J. QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected financial data (unaudited) for the years ended December 31, 2012, 2011 and 2010 is set forth below:

2012	Revenues	Net Income	Net Income Per Share Basic/Diluted	Weighted Average Shares Outstanding
First quarter	$1,175,271	$250,613	$0.04	6,439,120
Second quarter	1,529,096	491,272	0.08	6,439,559
Third quarter	1,338,634	339,505	0.05	6,439,657
Fourth quarter	1,465,406	405,186	0.06	6,439,600

For the year	$5,508,407	$1,486,576	$0.23	6,439,528

2011	Revenues	Net Income	Net Income Per Share Basic/Diluted	Weighted Average Shares Outstanding
First quarter	$1,356,812	$574,999	$0.09	6,429,327
Second quarter	1,334,183	315,133	0.05	6,431,577
Third quarter	1,246,677	347,656	0.05	6,434,600
Fourth quarter	1,191,839	354,365	0.06	6,435,619

For the year	$5,129,511	$1,592,153	$0.25	6,432,781

2010	Revenues	Net Income	Net Income Per Share Basic/Diluted	Weighted Average Shares Outstanding
First quarter	$2,259,568	$1,232,382	$0.19	6,421,129
Second quarter	2,227,647	840,090	0.13	6,421,833
Third quarter	1,382,104	314,128	0.05	6,422,762
Fourth quarter	1,499,388	585,428	0.09	6,424,049

For the year	$7,368,707	$2,972,028	$0.46	6,422,407

K. SECURITIZATION AND SALE OF CLASS A NOTES

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

The sensitivity to an immediate 10% and 20% adverse change in the assumptions used to measure fair value of the securitized mortgage loans is as follows:

FOR THE 2004 SECURITIZATION
Prepayment speed assumption (annual rate):
Impact on fair value of 10% adverse change	50,000
Impact on fair value of 20% adverse change	99,000

Expected credit losses (over remaining life of loans):
Impact on fair value of 10% adverse change	94,000
Impact on fair value of 20% adverse change	187,000

Residual cash flows discount rate (annual):
Impact on fair value of 10% adverse change	43,000
Impact on fair value of 20% adverse change	84,000

Because the Company’s carrying value of the 2005 securitization was fully amortized as of December 31, 2010, the adverse change assumptions have no impact on the carrying value of this securitization at December 31, 2012 or 2011. These sensitivities are hypothetical and should be used with caution.  Changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear.  Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

L. SHARE REDEMPTION PROGRAM

There is currently no established public trading market for our shares. As an alternative means of providing limited liquidity for our shareholders, we maintain a Share Redemption Program.  Our trustees have the discretion to modify or terminate the SRP upon 30 days’ notice. Under the terms of our plan as modified and effective on May 1, 2009 (see below for a further description of the plan modifications), shareholders who have held their shares for at least one year are eligible to request that we repurchase their shares. In any consecutive 12 month period we may not repurchase more than 5% of the outstanding shares at the beginning of the 12 month period. The repurchase price is based on the NAV as of the end of the month prior to the month in which the redemption is made. The NAV will be established by our Board of Trustees no less frequently than each calendar quarter. For reference, at December 31, 2012 and 2011 the NAV was $15.06 and $15.39 per share, respectively. Under the prior SRP terms, the redemption price was $20.00 per share. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests. A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that the request is made within 270 days after of the event giving rise to such exigent circumstances. Previously, there was no hardship exemption. Shares will be redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter will be carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Previously, shares were redeemed monthly. Repurchases are subject to cash availability and Trustee discretion. Previously, the SRP provided that repurchases were subject to the availability of cash from the DRIP or the Company’s credit line. We have also purchased a limited number of shares outside of our SRP from shareholders with special hardship considerations.

Share repurchases have been at prices of $15.14 to $20.00 through our SRP. Shares repurchased for less than $20 per share were 1) shares held by shareholders for less than 12 months 2) shares purchased outside of our Share Redemption Program prior to the May 1, 2009 modifications to our SRP or 3) shares purchased under our SRP subsequent to the May 1, 2009 modifications to our SRP.

Prior to May 1, 2009 the redemption price was $20 based on the determination of our Board of Trustees regarding the value of the shares with reference to our book value, our operations to date and general market and economic conditions. Subsequent to May 1, 2009, the redemption price was equal to the NAV as of the end of the quarter in which the redemption was made.

The Company complies with Distinguishing Liabilities from Equity topic of ASC, which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value. The Company believes that shares tendered for redemption by the shareholder under the Company’s share redemption program do not represent a mandatory obligation until such redemptions are approved at the discretion of our board of trustees. At such time, the Company will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. As of December 31, 2012, the Company had no approved and unpaid redemption requests included in liabilities.

The following table summarizes the share repurchases made in 2012:

Month	Total number of shares repurchased	Average Purchase Price	Total number of shares purchased as part of a publicly announced plan	Total number of shares purchased outside of plan
January	302	$15.50	302	-
February	2,298	$15.50	2,298	-
March	1,332	$15.50	1,332	-
April	1,848	$15.39	1,848	-
May	2,233	$15.25	2,233
June	1,212	$15.29	1,212	-
July	1,576	$15.29	1,576	-
August	1,379	$15.22	1,379	-
September	2,438	$15.23	2,438	-
October	920	$15.22	920	-
November	856	$15.14	856	-
December	2,120	$15.14	2,120	-
Totals	18,514	$15.31	18,514	-

M. SUBSEQUENT EVENTS

In January and February 2013 UMT HF II, L.P. sold an additional $40,000 of Secured Subordinated Notes. Through April 15, 2013, approximately $1,270,000 had been raised through this private placement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2012 was performed by the Company’s Principal Executive Officer and Principal Financial Officer.  Based on such evaluation, management has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

Management’s Report on Internal Control over Financial Reporting

The Management of UMTHGS, the Company’s Advisor, is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2012. The internal control process of UMTHGS, as is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management assessed the effectiveness of its internal control over financial reporting, as is applicable to the Company, as of December 31, 2012. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that the Advisor’s internal control over financial reporting, as is applicable to the Company, was effective as of December 31, 2012.

The Company is a “smaller reporting company” for the 2012 fiscal year. Accordingly, the Company’s independent registered public accounting firm is not currently required to issue an audit report on the Company’s internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter of 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

THE COMPANY’S TRUSTEES AND OFFICERS

The Company’s trustees and officers are as follows:

Name	Age	Offices Held
Stuart Ducote	66	President
Michele A. Cadwell	61	Independent Trustee
Charles Michael Gillis	63	Independent Trustee
Phillip K. Marshall	63	Independent Trustee
Roger C. Wadsworth	65	Independent Trustee
Leslie Wylie	61	Independent Trustee

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

The directors and officers of UMT Services, Inc. and UMTHGS are set forth below.

Name	Age	Offices Held
Todd F. Etter	63	Chairman and Director of UMT Services, Inc.
Hollis M. Greenlaw	48	Director and Chief Executive Officer of UMT Services, Inc.
Michael K. Wilson	50	Director of UMT Services, Inc.
David A. Hanson	50	President of UMTHGS and CFO of UMTH

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

The table below provides information on Trustee Compensation:

Name/Year	Fees Earned	Stock Awarded	Value of Options Awarded if Exercised(5)	Non-Equity Incentive Plan Comp.(1)	Change in Pension Value and Non- Qualified Deferred Comp. Earnings (2)	All other Comp.	Total
2012
Stuart Ducote	—	—	—	—	—	$60,000	$60,000
Michele A. Cadwell	$16,000	—	—	—	—	—	$16,000
Phillip K. Marshall	$20,000	—	—	—	—	—	$20,000
Roger C. Wadsworth	$16,000	—	—	—	—	—	$16,000
Chuck Gillis (4)	$16,000	—	—	—	—	—	$16,000
Leslie Wylie (6)	$16,000	—	—	—	—	—	$16,000

2011
Stuart Ducote	—	—	—	—	—	$60,000	$60,000
Michele A. Cadwell	$16,000	—	—	—	—	—	$16,000
Phillip K. Marshall	$20,000	—	—	—	—	—	$20,000
Roger C. Wadsworth	$16,000	—	—	—	—	—	$16,000
Chuck Gillis (4)	$16,000	—	—	—	—	—	$16,000
Leslie Wylie (6)	$16,000	—	—	—	—	—	$16,000

2010
Stuart Ducote	—	—	—	—	—	$60,000	$60,000
Michele A. Cadwell	$16,000	—	—	—	—	—	$16,000
Phillip K. Marshall	$20,000	—	—	—	—	—	$20,000
Roger C. Wadsworth	$16,000	—	—	—	—	—	$16,000
Chuck Gillis (4)	$16,000	—	—	—	—	—	$16,000
Leslie Wylie (6)	$16,000	—	—	—	—	—	$16,000

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

The following table sets forth certain information as of December 31, 2012 by each person who is known to the Company to be the beneficial owner of more than 5% of the Company’s shares and the beneficial ownership of all trustees and officers as a group as of such date.

Name	Number of Shares (1)		Percent of Class
Michele A. Cadwell (2)	12,500	(3)	0.19%
Phillip K. Marshall (2)	12,500	(3)	0.19%
Roger C. Wadsworth (2)	12,500	(3)	0.19%
Chuck Gillis (2)	12,500	(3)	0.19%
Leslie Wylie	10,000	(3)	0.16%
All Trustees and Executive Officers as a Group (5 persons)	60,000	(4)	0.93%

(1)	For purposes of this table, shares indicated as being owned beneficially include shares that the beneficial owner has the right to acquire within 60 days of March 1, 2012. For the purpose of computing the percentage of the outstanding shares owned by a shareholder, shares that may be acquired during the 60 days following March 1, 2013 are deemed to be outstanding securities of the class owned by that shareholder but are not deemed to be outstanding for the purpose of computing the percentage by any other person.

(2)	A trustee and/or executive officer of the Company. The address of all trustees and officers is c/o United Mortgage Trust, 1301 Municipal Way, Suite 220, Grapevine, TX 76051, telephone (214) 237-9305 or (800)955-7917, facsimile (214) 237-9304.

(3)	Includes shares issuable upon the exercise of stock options at an exercise price of $20.00 per share.

(4)	Includes the shares described in footnote (3) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Receivables

As a component of its real estate investment activities the Company has, since inception in 1997 regularly made mortgage investments in the form of loans to related parties which were secured by loans originated by related parties to nonrelated third parties. In addition, the Company has purchased loans originated by affiliates to nonrelated third parties.

Affiliates Relationships

The following chart depicts our affiliate relationships with which we have loan or recourse relationships:

The related party relationships depicted above are more fully described below:

•	UMT Holdings, L.P. (“UMTH”) is a Delaware limited partnership which is in the real estate finance business. UMTH holds a 99.9% limited partnership interest in:
o	UMTH Lending Company, LP which made interim mortgage loans to nonrelated third parties;
o	UMTH General Services, L.P. (“UMTHGS”) which serves as advisor to the Company and;
o	UMTH Land Development, L.P. (“UMTHLD”) which serves as asset manager to United Development Funding, L.P. (“UDF”).

•	UMTH Lending Company, L.P. (“UMTHLC”) is a Delaware limited partnership, and subsidiary of UMTH. The Company has loaned money to UMTHLC secured by interim mortgage loans for the acquisition and renovation of single-family homes made by UMTHLC to nonrelated third parties borrowers.
•	UMTH Land Development, L.P., (“UMTHLD”), is a Delaware limited partnership and subsidiary of UMTH which serves as asset manager for and holds a 50% profit interest in United Development Funding, L.P. (“UDF”), a Delaware limited partnership. UMTHLD also serves as general partner of United Development Funding III, L.P. (“UDF III”).
•	United Development Funding, L.P. (“UDF”), a Delaware limited partnership which originates loans and makes investments for the acquisition and development of parcels of real property as single-family residential lots. UMTHLD serves as the asset manager of UDF. The Company has extended a revolving line of credit facility to UDF which is secured by all of UDF’s senior and subordinate real estate secured loans and equity investments.
•	United Development Funding III, L.P., a Delaware limited partnership, (“UDF III”). UMTHLD serves as general partner of UDF III. UDF III .has purchased an economic participation in a revolving credit facility we have provided to UDF.
•	Capital Reserve Group (“CRG”) is a Texas corporation that is 50% owned by Todd Etter and William Lowe, partners of UMTH, which holds a 99.9% interest in UMTHGS, our advisor. The Company has loaned money to CRG secured by interim mortgage loans for the acquisition and renovation of single-family homes made by CRG to nonrelated third parties borrowers.
•	Ready America Funding Corp. (“RAFC”) is a Texas corporation that is 50% owned by South Central Mortgage, Incorporated (“SCMI”), a company owned by Todd Etter and 50% beneficially owned by Craig Pettit, a partner in UMTH. The Company has loaned money to RAFC secured by interim mortgage loans secured by land and modular and manufactured single-family homes placed on the land made by RAFC to nonrelated third party borrowers.
•	SCMI, a Texas corporation. The Company has purchased long term owner-occupied residential mortgage loans from SCMI secured by single-family homes.
•	Wonder Funding, LP (“Wonder”) is a Delaware limited partnership that is owned by Ready Mortgage Corporation (“RMC”). RMC is beneficially owned by Craig Pettit, a partner of UMTH. The Company has loaned money to Wonder secured by interim mortgage loans for the acquisition and renovation of single-family homes made by Wonder to unaffiliated third parties borrowers.

The following table details the governance and ownership aspects of above affiliate relationships:

United Mortgage Trust Related Party Relationships

Company	Affiliation	Governance	Ownership
UMT Holdings, L.P. ("UMTH")	99.9% owner of our borrower, UMTHLC and our advisor, UMTHGS	UMT Services, Inc. serves as General Partner	10 Limited Partners

UMTH Lending Company, L.P. ("UMTHLC")	Borrower	UMT Services, Inc. serves as General Partner	99.9% owned by UMTH

UMTH Land Development, L.P. ("UMTHLD")	Asset Manager for UDF I and General Partner of UDF III	UMT Services, Inc. serves as General Partner	99.9% owned by UMTH

United Development Funding, L.P. ("UDF I")	Borrower	United Development Funding, Inc., serves as General Partner	41 Limited Partners

United Development Funding III, L.P. ("UDF III")	Loan Participant	UMTHLD serves as General Partner	9003 Limited Partners

Capital Reserve Group, Inc. ("CRG")	Borrower	2 UMTH Limited Partners serve as directors	Owned by 2 UMTH Limited Partners

Ready America Funding Corp. ("RAFC")	Borrower	2 UMTH Limited Partners serve as directors	Beneficially owned by 2 UMTH Limited Partners

South Central Mortgage, Inc. ("SCMI")	Note Seller	One UMTH Limited Partner serves as director	Beneficially owned by 1 UMTH Limited Partner

Wonder Funding, L.P. ("Wonder")	Borrower	One UMTH Limited Partner serves as director	Beneficially owned by 1 UMTH Limited Partner

Note - None of the Company’s trustees or officers hold a direct or beneficial interest in any of the above related parties.

Affiliate Receivables

The following table summarizes our related party loans and obligations and corresponding outstanding balances as of December 31, 2012 and 2011. The amounts shown in the table below are included in the consolidated balance sheets.

	2012	2011	Collateral
Interim loans, related parties
UMTHLC	$-	$870,949	Real estate
RAFC	$16,285,448	$16,448,641	Real estate
Total	$16,285,448	$17,319,590
Lines of credit receivable, related parties
UDF	$6,686,096	$5,863,024	Land development loans and equity investments
UDF (UDF III Economic interest participation agreement)	$74,699,298	$65,503,661	Land development loans and equity investments
UMTHLC	$7,561,966	$6,990,096	Real estate
Total	$88,947,360	$78,356,781
Recourse obligations, related parties
CRG	$4,521,893	$4,470,793	Pledge of equity interests & limited guaranty
RAFC	$8,502,333	$8,451,488	Pledge of equity interests & limited guaranty
SCMI	$3,476,639	$3,480,792	Pledge of equity interests & limited guaranty
RAFC/Wonder	$1,998,964	$1,958,637	Pledge of equity interests & limited guaranty
Total	$18,499,829	$18,361,710
Deficiency note, related party
UMTHLC	$29,958,940	$29,507,820	Guaranty

The following is a brief description of the Company’s related party receivables, by type, and related collateral.

Interim Loans, Related Parties

The Company has loaned money to UMTHLC and RAFC secured by interim mortgage loans for the acquisition and renovation of single-family homes made by UMTHLC and RAF to nonrelated third parties borrowers. These loans are collaterally assigned to the Company as security for the interim loans between UMTHLC and RAFC and the Company. These loan balances are included in “Interim loans, related parties” in the Company’s consolidated balance sheets.

Lines of Credit, Related Parties – UDF, UDF III and UMTH LC

UDF and UDF III

The Company has entered into a revolving line of credit with UDF, secured by the pledge of all of UDF's land development senior and subordinated real estate secured loans and equity investments.

The Company has entered into an Economic Interest Participation Agreement with UDF III, pursuant to which UDF III purchased an economic interest in the UDF revolving line of credit (“Loan”) and was granted an option to acquire a full ownership participation interest in the Loan. The advances funded by UDF III are exactly offset by a participation payable amount to UDF III; therefore the Company does not earn any net interest income on the advances made by UDF III and has no net collectability exposure under the Economic Interest Participation Agreement.

The above loan balances are included in “Lines of credit receivable, related party” in the Company’s consolidated balance sheets.

UMTHLC

The Company has entered into a secured line of credit promissory note with UMTHLC in the amount of $8,000,000. The line of credit is secured by first lien mortgage interests in single family residential properties.

These loan balances are included in “Lines of credit receivable, related parties” in the Company’s consolidated balance sheets.

Recourse Obligations, Related Parties

CRG, RAFC, and Wonder, made interim loans to nonrelated third party borrowers for the acquisition and renovation of single-family homes. The Company made loans, with recourse, to each of these entities. Each of these entities used the proceeds from such loans to originate loans to nonrelated third party borrowers, which are referred to as "underlying loans," that are pledged to the Company as security for the Company’s loans made to them. When principal and interest on an underlying loan are due in full, at maturity or otherwise, the corresponding obligation owed to the Company is also due in full.

In addition to the loans made, with recourse, to CRC, RAFC, and Wonder, the Company purchased long term residential mortgage loans from SCMI referred to as "purchased loans," and entered into recourse agreements under which SCMI agreed to repay certain losses the Company incurred with respect to the purchased loans by delivering an unsecured deficiency note in the amount of the deficiency to the Company.

All amounts due from each affiliate under the recourse obligations and deficiency notes described above have been consolidated into secured promissory notes (“Recourse Obligations”). The security for the Recourse Obligations consists of a pledge of each affiliate’s respective Class C, Class D, and Class EIA ownership units in UMTH and in the case of Wonder secured by a limited indemnification agreement between UMTH and the Company. This collateral represents capital shares in UMTH and is eligible for, and receives, quarterly distributions from UMTH. See “Management’s Collectability Analysis for Related Party Recourse Obligations and Deficiency Notes” below for management’s valuation of collateral securing the related party obligations.

Based upon the collectability analysis performed by it, the Company has concluded that the guarantors have the ability to perform their obligations under the guaranties and that the Recourse Obligations are fully realizable.

These Recourse Obligation balances are included in “Recourse obligations, related parties” in the Company’s consolidated balance sheets.

Deficiency Note, Related Party

As noted above, the Company has loaned money to UMTHLC to fund the origination of interim loans to their borrowers. If UMTHLC or the Company forecloses on a property securing an interim mortgage, and the proceeds from the sale are insufficient to pay the loan in full, UMTHLC delivers an unsecured deficiency note in the amount of the deficiency to the Company. In 2007, UMTHLC issued to the Company a promissory note to evidence its deficiency obligations to the Company (the “Deficiency Note”). The Deficiency Note is secured by a limited guaranty by UMTHGS, the Advisor. This Deficiency Note balance is included in “Deficiency note, related party” in the Company’s consolidated balance sheets.

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

2) UMTHLC is a Delaware limited partnership, and subsidiary of UMTH.  The Company has loaned money to UMTHLC so it can make loans to its borrowers. The loans are collaterally assigned to the Company, as security for the promissory note between UMTHLC and the Company. The unpaid principal balance of the loans at December 31, 2012 and 2011, was approximately $7,562,000 and $7,861,000, respectively.

On March 26, 2009, the Company executed a secured line of credit promissory note with UMTHLC in the amount of $8,000,000. The note bears interest at 12.50% per annum, matured on September 26, 2012 and is secured by first lien mortgage interests in single family residential properties. Renewal of this note under the same terms is in process. The outstanding balance on this line of credit at December 31, 2012 and December 31, 2011 was approximately $7,562,000 and $6,990,000, respectively, and is included in the balances noted in the paragraph above.

3) CRG is a Texas corporation that is 50% owned by Todd Etter and William Lowe, partners of UMTH, which owns the Advisor.  CRG was in the business of financing home purchases and renovations by real estate investors. The Company loaned money to CRG to make loans to other borrowers. During 2006 the Company took direct assignment of the remaining loans from CRG with full recourse.

4) RAFC is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter. RAFC is in the business of financing interim loans for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors. The Company continues to directly fund obligations under one existing RAFC loan, which was collaterally assigned to the Company, but does not fund new originations. The unpaid principal balance of the loans at December 31, 2012 and 2011, was approximately $16,286,000 and $16,449,000, respectively.

5) Wonder Funding, LP (“Wonder”) is a Delaware limited partnership that is owned by Ready Mortgage Corp. (“RMC”). RMC is beneficially owned by Craig Pettit.  Wonder is in the business of financing interim loans for the purchase of land and the construction of single family homes.  The Company has ceased funding any new originations.  As of December 31, 2012, all remaining obligations owed by Wonder to the Company are included in the recourse obligations discussed below.

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

Management’s Collectability Analysis for Related Party Recourse Obligations and Deficiency Notes

Recourse Obligations and Deficiency Notes are resultant from a shortfall in the repayment of an underlying loan securing a loan to an affiliate or in the shortfall in repayment from a defaulted and foreclosed long-term residential mortgage purchased from an affiliate. In both cases, the Company has recourse to the affiliate for the shortfall. Unlike the original underlying loan or purchased mortgage, the affiliate’s recourse obligation is not secured by a lien on a real property. Recourse obligations of CRG, RAFC, SCMI and Wonder are secured by the pledge of equity interests held in UMTH. The UMTHLC deficiency note is secured by the guaranty of UMTHLC and the limited guaranty of UMTHGS including pledge of up to 33% of the advisory fee received by UMTHGS. Because the obligations are secured by third party collateral and guarantees, management conducts quarterly analysis of the integrity and value of the security for each obligation, and makes a determination of the collectability of the obligations based on the collateral value and cash flows derived from the collateral.

In making these loans, we considered a number of factors to preserve and enhance our ability to be repaid. The security for the Recourse Obligations of CRG, RAFC and SCM consists of pledges of each affiliate’s respective Class C, Class D, and Class EIA ownership units in UMTH. This collateral represents capital shares in UMTH and is eligible for, and receives, quarterly distributions from UMTH. Class C and EIA units are entitled to a total distribution of $1,000 per unit and the value of the C and EIA unit collateral is determined through multiplying the number of pledged units remaining times $1,000. Class D units are entitled to perpetual distributions and are valued using a discounted cash flow (“DCF”) model that is reviewed and updated each quarter. The integrity of the C, D and EIA unit collateral is determined by the distribution priority given to each unit by the UMTH general partner and the reliability of forecasted distributions. Security for the Recourse Obligation of Wonder consists of a limited indemnification agreement in the initial amount of $1,134,000. The table below depicts the remaining collateral value securing the Recourse Obligations at December 31, 2012.

Name	Initial principal amount	Balance at December 31, 2012	Promissory Note principal amount (2)	Units pledged as security	C Units distributed during 2012	Units remaining	Estimated Collateral Value (3)
CRG	$2,725,442	$4,521,893	$4,300,000	4,984 Class C and 2,710 Class D	50	2,552 Class C and 2,710 Class D	$5,791,000
RAFC	$3,243,369	$8,502,333	$7,100,000	11,228Class C, 6,659 Class D	182	9,210 Class C and 6,659 Class D	$14,364,000
SCMI	$3,295,422	$3,476,639	$3,488,643	4,545 Class C and 3,000 Class D	21	1,043 Class C and 3,000 Class D	$5,985,000
RAFC / Wonder(1)	$1,348,464	$1,998,964	$1,400,000	1,657 Class C	31	1,570 Class C	$1,570,000
Wonder Indemnification (1)	n/a	n/a	n/a	$1,134,000	-	n/a	$822,000
Totals	$10,612,697	$18,499,829	$16,288,643				$28,532,000

(1)	Wonder is collateralized by an indemnification agreement from RMC in the amount of $1,134,000, which includes the pledge of 3,870 C Units. 2,213 of the pledged C Units also cross-collateralize the RAFC obligation.
(2)	The CRG, RAFC and Wonder balances at December 31, 2012 exceeded the stated principal amount per their variable Secured Notes by approximately $222,000, $1,402,000 and $599,000, respectively. Per the terms of the Secured Notes, the unpaid principal balance may be greater or less than the initial principal amount of the note and is not considered an event of default. The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the Unpaid Principal Balance (“UPB”) than we originally anticipated and outpaced the minimum principal reductions scheduled for the loans.
(3)	Estimated collateral value reflects pledge of D units of limited partnership interest of UMTH held by WLL, Ltd., RAFC and KLA, Ltd. UMTH D units represent equity interests in UMT Holdings, LP. Pledge of the UMTH D units entitles the beneficiary to a pro-rata share of UMTH partnership D unit cash distributions

Through September 2007, the Secured Notes incurred interest at a rate of 10% per annum. The CRG, RAFC, and RAFC/Wonder Secured Notes amortize over 15 years. The SCMI Secured Note amortizes over approximately 22 years, which was the initial amortization of the deficiency notes from SCMI that were consolidated. The Secured Notes required the originating company to make monthly payments equal to the greater of (1) principal and interest amortized over 180 months and 264 months, respectively, or (2) the amount of any distributions paid to the originating company with respect to the pledged Class C and EIA units. Effective October 2007, the recourse loans were modified to accommodate the anticipated increases in principal balances throughout the remaining liquidation periods of the underlying assets, modify the amortization schedules for the period of July 2007 through June 2009, and reduce the interest rate from 10% to 6%. The above modifications have been extended through December 31, 2012. Management has accounted for these as loan modifications in the normal course of business, and not as a troubled debt restructuring, as the underlying collateral value exceeds the outstanding loan amounts, the modifications did not include an extension of the debt’s original contractual maturity or expected duration, the borrowers and guarantors have obtained third party financing at current market rates, the modified rate represents a premium over current market rates and the risk characteristics of the third party debt obtained is similar to the modifies debt. The Company expects to receive full repayment under the loan.

Cash Flow Analysis

The obligors’ ability to perform is principally dependent upon the forecasted cash distributions associated with the pledged collateral and the ability of the distributions to meet the debt service requirements under the Recourse Obligations. On a quarterly basis, the Company conducts a review of the collateral pledged by the underlying borrowers and third party guarantors in order to assess their ability to perform their obligations under the terms of the Recourse Obligations. This review includes analyzing the consolidated financial statements of UMT Holdings, L.P. including its cash flows and sources of cash flow, assets and net profits. In addition to reviewing the historical financial statements, we analyze projected future earnings and cash flows that will support distributions and validate the assumptions used to generate these projections, assessing the ability to execute on the business plan, conducting discussions with and obtaining representations from the guarantors’ management with respect to their current and projected distribution amounts. Management reviews near-term (1 year) and long-term (5 years) distribution forecasts associated with the UMTH Class C, D and EIA units, cash flow from the indemnification agreement, cash flow from UMTHGS advisory fees and cash flow to UMTHLC to determine if the forecasted cash flows are sufficient to meet the obligations. The available cash flow from UMTH, as shown in the Historical Performance table below, indicates sufficient cash flow from the guarantors to service the Recourse Obligations and the Deficiency Note. In addition to the above mentioned collateral, the Company has a guaranty limited to a maximum of $10,582,336 from UMTH of all amounts due under the Recourse Obligations.

The UMTHLC deficiency note is secured by the guaranty of UMTHLC and the limited guaranty of UMTHGS including pledge of up to 33% of the advisory fee received by UMTHGS. The value of both the UMTHLC guarantee and the UMTHGS limited guarantee is determined by the cash flow associated with either UMTHLC or the amount of advisory fees earned by UMTHGS.

On a quarterly basis, the Company conducts a review of the collateral pledged by the underlying borrowers and third party guarantors in order to assess their ability to perform their obligations under the terms of the Recourse Obligations. The collateral pledged consists of class C, class D and class EIA ownership units of UMT Holdings, L.P. These units represent capital shares in UMT Holdings, L.P. and are eligible for, and receive, quarterly distributions from UMT Holdings, L.P. Such ability to perform is principally dependent upon the forecasted cash distributions associated with the pledged collateral and the ability of the distributions to meet the debt service requirements under the Secured Notes. The review includes analyzing projected future distribution sources and amounts, validating the assumptions used to generate such projections, assessing the ability to execute on the business plan, conducting discussions with and obtaining representations from the guarantors’ management with respect to their current and projected distribution amounts. The value of the pledged collateral is estimated using a discounted cash flow model that is reviewed and updated each quarter. Based on such reviews, the Company has concluded that the guarantors have the ability to perform under their repayment obligations and that the Recourse Obligations are fully realizable. Accordingly, the Company has not recorded any reserves on these loans.

The Secured Notes have also been guaranteed by the following entities under the arrangements described below, all of which are dated effective December 31, 2005:

-	UMT Holdings. This guaranty is limited to a maximum of $10,582,336 of all amounts due under the Secured Notes.
-	WLL, Ltd., an affiliate of CRG. This guaranty is of all amounts due under Secured Note from CRG, is non-recourse and is secured by an assignment of 2,492 Class C Units and 1,355 Class D units of limited partnership interest of UMT Holdings held by WLL, Ltd.
-	RMC. This guaranty is non-recourse, is limited to 50% of all amounts due under the Secured Note from RAFC and is secured by an assignment of 3,870 Class C units of limited partnership interest of UMT Holdings.
-	Wonder. Wonder Funding obligations are evidenced by a note from RAFC (RAFC/Wonder Note) and are secured by a pledge of a certain Indemnification Agreement given by UMTH to RAFC and assigned to UMT in the amount of $1,134,000, which amount is included in the UMTH limited guarantee referenced above.
-	SCMC. This guaranty is limited to a maximum of $2,213,000 due under the Secured Note from RAFC and is secured by an assignment of 2,213 Class C units of limited partnership interest of UMT Holdings.
-	KLA, Ltd. KLA has given the following limited guaranties: (1) Guaranty of obligations of SCMI under the First Amended and Restated Secured Variable Amount Promissory Note to the Company dated as of October 1, 2007 with a then current principal balance of $3,472,073 and is secured by an assignment of 3,000 of Guarantor’s Class D units of partnership interest in UMT Holdings, L.P. (2) Guaranty of obligations of CRG under the First Amended and Restated Secured Variable Amount Promissory Note dated as of October 1, 2007 with a then current principal balance of $4,053,799 and is secured by a pledge of 1,355 of Guarantor’s Class D units of partnership interest in UMTH.

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

Historical Performance

Management also considers historical cash flows and payment history to make an assessment of the collectability of the obligations. The table below depicts the historical cash flows for each obligor and the payment history under its obligation for the years ended December 31, 2012, 2011 and 2010. To date, the obligors have met all of their financial obligations to the Company.

	2012		2011		2010
Obligor	Cash Flow	Payments	Cash Flow	Payments	Cash Flow	Payments
UMTH (2),(3)	$12,842,083	$2,813,601	$3,250,783	$1,506,436	$1,239,553	$9,171
UDF I (1),(4)	$11,728,009	$-	$9,202,636	$-	$9,959,457	$20,000
CRG (2)	$171,641	$171,641	$-	$-	$68,801	$68,801
RAFC (2)	$583,796	$583,796	$-	$-	$101,627	$101,627
SCMI (2)	$390,343	$90,343	$300,000	$-	$353,442	$53,442
Wonder (2)	$86,556	$86,556	$-	$-	$30,030	$30,030

(1) Audited.

(2) Unaudited.

(3) Represents available cash flow for debt service and distributions. UMTH generates cash flow that is used to service the UMTHLC Deficiency Note and the Recourse obligations. Cash flow amount for 2012 is an estimate and is subject to change.

(4) Represents principal payment proceeds received by UDF I from its borrowers. These receipts are the sources used by UDF to repay its line of credit payable to the Company. Cash flow amount for 2012 is an estimate and is subject to change.

Based on its review of the quality and integrity of the security, the forecasted cash flows and the historical performance of each obligor, management has determined the cash flows of the obligor to be sufficient to meet the terms of the Recourse Obligations and Deficiency Notes.

These loans were reviewed by management and no reserves on principal amounts are deemed necessary at December 31, 2012 or 2011.

7) On June 20, 2006, the Company entered into a Second Amended and Restated Secured Line of Credit Promissory Note as modified by an amendment effective September 1, 2006 (the "Amendment") with UDF; a Nevada limited partnership that is affiliated with the Company's Advisor, UMTHGS.  The Amendment increased an existing revolving line of credit facility ("Loan") to $45 million. The purpose of the Loan is to finance UDF's loans and investments in real estate development projects. On July 29, 2009, our trustees approved an amendment to increase the revolving line of credit facility to an amount not to exceed $60,000,000. Effective December 31, 2010, the loan was extended for a period of one year and the loan amount was increased from $60,000,000 to $75,000,000. Effective December 31, 2012, the loan was extended for a period of one year and matures on December 31, 2013.

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

On September 19, 2008, UMT entered into an Economic Interest Participation Agreement with UDF III pursuant to which UDF III purchased (i) an economic interest in the $45,000,000 revolving credit facility (“Loan”) from UMT to UDF I and (ii) a purchase option to acquire a full ownership participation interest in the Loan (the “Option”). On July 29, 2009, our trustees approved an amendment to increase the revolving line of credit facility to an amount not to exceed $60,000,000. Effective December 31, 2010, the loan was extended for a period of one year and the loan amount was increased from $60,000,000 to $75,000,000. Effective December 31, 2012, the loan was extended for a period of one year and matures on December 31, 2013, and the loan amount was increased from $75,000,000 to $82,000,000.

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

The Option gives UDF III the right to convert its economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Loan and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while UDF III owns an economic interest in the UMT Loan.  If UDF III exercises its Option and acquires a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UDF III and UMT will participate in the control and management of the UMT Loan. At December 31, 2012 and 2011 UDF III had funded approximately $81,385,000 and $71,367,000, respectively, to UDF under this agreement of which approximately $74,699,000 and$65,504,000 were outstanding under the Economic Interest Participation Agreement at December 31, 2012 and 2011, respectively.

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

The following table summarizes the lines of credit receivable, related parties, as of December 31, 2012 and 2011:

	2012	2011
UDF I	$6,686,000	$5,863,000
UDF I (UDF III Economic Interest Participation Agreement)	74,700,000	65,504,000
UMTH LC	7,561,000	6,990,000
Balance, end of year	$88,947,000	$78,357,000

8) Loans made to affiliates of the Advisor. Below is a table of the aggregate principal amount of mortgages funded each year indicated, from the companies affiliated with the Advisor, and named in the table and aggregate amount of draws made by UDF under the line of credit, during the three years indicated:

Affiliated Company	2012	2011	2010
RAFC	$-	$1,000	$549,000
UMTHLC	$587,000	$947,000	$1,598,000
UDF	$823,000	$720,000	$5,143,000

9) As of August 1, 2006, (now subject to an Advisory Agreement effective January 1, 2009) the Company entered into an Advisory Agreement with UMTHGS. Under the terms of the agreement, UMTHGS is paid a monthly trust administration fee. The fee is calculated monthly depending on the Company’s annual distribution rate, ranging from 1/12th of 1% up to 1/12th of 2% of the amount of average invested assets per month.  During 2012, 2011, and 2010 the expenses for the Company’s Advisor were approximately $1,000,000, $1,000,000 and $1,138,000, respectively, and actual payments made were approximately $731,000, $1,808,000, and $424,000, respectively. The Advisor and its affiliates are also entitled to reimbursement of costs of goods, materials and services obtained from unaffiliated third parties for the Company’s benefit, except for note servicing and for travel and expenses incurred in connection with efforts to acquire investments for the Company or to dispose of any of its investments. The Company paid the Advisor $76,000 as reimbursement for costs associated with providing shareholder relations activities during 2012, 2011, and 2010.

The agreement also provides for a subordinated incentive fee equal to 25% of the amount by which the Company’s net income for a year exceeds a 10% per annum non-compounded cumulative return on its adjusted contributions. No incentive fee was paid during 2012 or 2011. In addition, for each year in which it receives a subordinated incentive fee, the Advisor will receive a 5-year option to purchase 10,000 Shares at a price of $20.00 per share (not to exceed 50,000 shares). As of December 31, 2012 and 2011, the Advisor has not received options to purchase shares under this arrangement.

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

The Advisory Agreement also provides for the Company to pay to the Advisor, or an Affiliate of the Advisor, a debt placement fee.  The Company may engage the Advisor, or an Affiliate of the Advisor, to negotiate lines of credit on behalf of the Company.  UMT shall pay a negotiated fee, not to exceed 1% of the amount of the line of credit secured, upon successful placement of the line of credit. The Company paid debt placement fees of approximately $43,000 and $50,000 to an affiliate of the Advisor in June and October 2011, respectively. These fees are amortized monthly, as an adjustment to interest expense, over the term of the credit facility agreements described in Note D. The Company amortized (expensed) approximately $42,000 and $25,000 of these fees in 2012 and 2011, respectively.

10) The Company pays loan servicing fees to PSC, a subsidiary of UMTH, under the terms of a Mortgage Servicing Agreement. The Company paid loan servicing fees of approximately $19,000, $21,000, and $24,000, during 2012, 2011, and 2010, respectively.

11) The Company pays “guarantee” credit enhancement fees to UDF III, affiliate of PSC and UDF, as specified under the terms of the UDF Guarantee agreement. In 2012, 2011, and 2010, the Company made cash payments in the amount of $66,000, $64,000, and $50,000, as compensation of said guarantee fees. In 2012, 2011 and 2010, the related credit enhancement expenses were $109,000, $80,000, and $60,000, respectively.

12) Affiliates UDF LOF, UDF IV and UDF X, are reimbursed for their degree of invested “participatory” interest in the Company’s construction loans, the degree of invested interest is not to succeed $2,000,000. The Company made payments of such participation interest, as a net amount against the construction loan interest, in 2012, 2011, and 2010, in the amounts of $1,719,000, $979,000, and $800,000, respectively.

13) The Company pays UMTH LD, administrative and origination fees, for the construction loans in which UDF affiliates take an invested interest in. The fees are withheld from construction draws funded to the borrower, and are in turn paid directly to UMTH LD. In 2012, 2011, and 2010, payments were made for the above administrative and origination fees in the amounts of $161,000, $130,000, and $163,000, respectively.

The chart below summarizes the approximate payments associated with related parties for the twelve months ended December 31, 2012, 2011 and 2010:

Related Party Payments:

		For Twelve Months Ended
Payee	Purpose	December 31, 2012		December 31, 2011		December 31, 2010
UMTHGS	Trust administration fees	$731,000	91%	$1,808,000	96%	$424,000	88%
UMTHGS	General & administrative - Shareholder Relations	76,000	9%	76,000	4%	57,000	12%
UMTHGS	General & administrative –Misc.	-	0%	3,000	0%	3,000	0%
		$807,000	100%	$1,887,000	100%	$484,000	100%

PSC	Loan Servicing Fee	$19,000	100%	$21,000	78%	$24,000	92%
PSC	General & Administrative – Misc.	-	0%	6,000	22%	2,000	8%
		$19,000	100%	$27,000	100%	$26,000	100%

UMTH	Debt Placement Fees	-	-	93,000	100%	-	-

UDF III	Credit Enhancement Fees	66,000	100%	64,000	100%	50,000	100%

UDF LOF	Participation Interest Paid	-	-	313,000	100%	253,000	100%

UDF IV	Participation Interest Paid	1,696,000	100%	540,000	100%	434,000	100%

UDF X	Participation Interest Paid	23,000	100%	126,000	100%	113,000	100%

UMTH LD	Admin and Origination Fees Paid	161,000	100%	130,000	100%	163,000	100%

The chart below summarizes the approximate expenses associated with related parties for the twelve months ended December 31, 2012, 2011 and 2010:

Related Party Expenses:

		For Twelve Months Ended
Payee	Purpose	December 31, 2012		December 31, 2011		December 31, 2010
UMTHGS	Trust administration fees	$1,000,000	93%	$1,000,000	93%	$1,138,000	94%
UMTHGS	General & administrative - Shareholder Relations	76,000	7%	76,000	7%	76,000	6%
UMTHGS	General & administrative –Misc.	2,000	0%	3,000	0%	3,000	0%
		$1,078,000	100%	$1,079,000	100%	$1,217,000	100%

PSC	Loan Servicing Fee	$19,000	100%	$21,000	75%	$24,000	92%
PSC	General & Administrative – Misc.	-	-	7,000	25%	2,000	8%
		$19,000	100%	$28,000	100%	$26,000	100%

UMTH	Debt Placement Fees	42,000	100%	25,000	100%	17,000	100%

UDF III	Credit Enhancement Fees	109,000	100%	80,000	100%	60,000	100%

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Whitley Penn LLP has served as the Company’s independent registered public accounting firm since July 2002.  The Board of Trustees approves all audit, non-audit, tax and other fees payable to the Company’s auditors.

The following table reflects fees incurred to Whitley Penn LLP for services rendered to the Company in 2012, 2011 and 2010:

Nature of Service	2012	2011	2010	Purpose
Audit fees	$204,000	$144,500	$140,000	For audit of the Company’s annual financial statements, review of Quarterly financial statements included in the Company’s Forms 10-Q and review of other SEC filings
Tax fees	$11,500	$9,500	$8,000	For preparation of tax returns and tax compliance
All other fees	—	—	—

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

(c) Separate Financial Statements of related parties. See Exhibit Index. Financial Statements of UMT Holdings, L.P. (exhibit 99.1) and financial statements of United Development Funding, L.P. (exhibit 99.2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2013.

UNITED MORTGAGE TRUST

By:	/S/STUART DUCOTE
Stuart Ducote, President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/CHUCK GILLIS	Independent Trustee	April 15, 2013
Chuck Gillis

/S/MICHELE A. CADWELL	Independent Trustee	April 15, 2013
Michele A. Cadwell

/S/PHILLIP K. MARSHALL	Independent Trustee	April 15, 2013
Phillip K. Marshall

/S/ROGER C. WADSWORTH	Independent Trustee	April 15, 2013
Roger C. Wadsworth

/S/LESLIE WYLIE	Independent Trustee	April 15, 2013
Leslie Wylie

Exhibit Number	Description
3.1	Form of Second Amended Restated Declaration of Trust	*
3.2	Bylaws of the Company	*
4.1	Form of certificate representing the shares	*
4.2	Dividend Reinvestment Plan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 19, 2009.	**
4.3	Description of Share Repurchase Program (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 19, 2009)	**
4.4	Amended Share Redemption Plan and Dividend Reinvestment Plan (filed as Exhibit 99.1 to Form 8-K filed June 1, 2010 and incorporated herein by reference)
10.1	Advisory Agreement dated August 14, 2006 between the Company and UMTH General Services, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed August 16, 2006)
10.5	Form of Mortgage Servicing Agreement between the Company and South Central Mortgage, Inc., at a later date assigned to Prospect Service Corp.	*
10.8	Fourth Amendment to Revolving Loan Agreement dated November 8, 2004 between the Company and Texas Capital Bank, N.A. together with Promissory Note and Amended and Restated Guaranty (incorporated by reference from the Company’s Current Report on Form 8-K/A filed August 2, 2006.)
10.9	Second Amended Secured Line of Credit Promissory Note and Security Agreement between the Company and United Development Funding, L.P. dated June 20, 2006 (incorporated by reference from the Company’s Current Report on Form 8-K filed June 21, 2006)
10.10	Subordination Agreement between the Company and Textron Financial Corporation dated as of June 14, 2006 incorporated by Reference from the Company’s Current Report on Form 8-K filed June 21, 2006)
10.11	Secured Variable Amount Promissory Note dated December 31, 2005 issued by Capital Reserve Group, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K filed March 31, 2006)
10.12	Secured Variable Amount Promissory Note dated December 31, 2005 issued by South Central Mortgage, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K filed March 31, 2006)
10.13	Secured Variable Amount Promissory Note dated December 31, 2005 issued by Ready America Funding Corp. (incorporated by reference from the Company’s Current Report on Form 8-K filed March 31, 2006)
10.14	Form of Assignment of Limited Partnership Interest as Collateral Dated December 31, 2005 between the Company and Capital Reserve Group, Inc., South Central Mortgage, Inc., Ready America Funding Corp. and WLL, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed March 31, 2006)
10.15	Guaranty dated December 31, 2005 between the Company and Ready Mortgage Corp. (incorporated by reference from the Company’s Current Report on Form 8-K filed March 31, 2006)
10.16	Guaranty dated December 31, 2005 between the Company and WLL, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed March 31, 2006)
10.17	Guaranty dated December 31, 2005 between the Company and UMT Holdings, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed March 31, 2006)
10.18	Intercreditor and Subordination Agreement dated December 31, 2005 between the Company and UMT Holdings, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed March 31, 2006)
21.1	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
23.2	Consent of Independent Registered Public Accounting Firm relating to the financial statements of UMT Holdings, L.P. (filed herewith)
23.3	Consent of Independent Registered Public Accounting Firm relating to the financial statements of the United Development Funding, L.P. (filed herewith)
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith)
99.1	Financial Statements of UMT Holdings, L.P.
99.2	Financial Statements of United Development Funding, L.P.

101.INS**	XBRL Instance Document (furnished herewith)
101.SCH**	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

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

