Form 10-Q
period 2013-03-31
UNITED MORTGAGE TRUST
filed 2013-05-15
CIK 101390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the Registrant’s shares of beneficial interest, par value $0.01 per share, as of the close of business on May 15, 2013 was 6,436,372.

UNITED MORTGAGE TRUST

UNITED MORTGAGE TRUST

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31,
	(unaudited)	2012
Assets
Cash and cash equivalents	$910,867	$236,213

Mortgage investments:
Investment in trust receivable	763,362	905,659
Investment in residential mortgages	863,610	4,266,646
Interim mortgages, related parties	16,284,612	16,285,448
Interim mortgages	35,886	35,886
Allowance for loan losses	(303,052)	(314,277)
Total mortgage investments	17,644,418	21,179,362

Lines of credit receivable, related parties	88,925,921	88,947,361
Lines of credit receivable	6,975,636	4,744,680
Accrued interest receivable	1,452,085	1,481,128
Accrued interest receivable, related parties	8,786,145	10,829,825
Reserves – accrued interest receivable	(3,131,982)	(2,974,458)
Recourse obligations, related parties	18,494,603	18,499,829
Real estate owned, net	7,947,154	8,192,368
Deficiency notes	6,121,525	6,121,525
Deficiency note, related party	30,836,029	29,958,940
Allowance for loan losses – deficiency notes	(2,351,632)	(2,246,632)
Other assets	254,022	304,426

Total assets	$182,864,791	$185,274,567

Liabilities and Shareholders’ Equity
Liabilities:
Dividends payable	$311,000	$311,000
Lines of credit payable	7,305,125	6,988,297
Accounts payable and accrued liabilities	601,747	772,944
Accounts payable and accrued liabilities, related parties	262,192	3,054,856
Participation payable, related party	74,672,859	74,699,299
Notes payable	3,648,223	2,503,288
Total liabilities	86,801,146	88,329,684

Commitments and contingencies
Shareholders' equity:
Shares of beneficial interest; $0.01 par value; 100,000,000 shares authorized; 8,349,198 and 8,345,381 shares issued in 2013 and 2012, respectively; and 6,437,522 and 6,439,531 outstanding in 2013 and 2012, respectively	83,492	83,454
Additional paid-in capital	147,581,758	147,523,983
Cumulative distributions in excess of earnings	(14,718,145)	(13,867,594))
	132,947,105	133,739,843
Less treasury stock of 1,911,676 and 1,905,850 shares in 2013 and 2012, respectively, at cost	(36,883,460)	(36,794,960)
Total shareholders' equity	96,063,645	96,944,883
Total liabilities and shareholders' equity	$182,864,791	$185,274,567

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended March 31,
	2013	2012
Interest Income:
Interest on loans-related parties	$1,110,550	$901,547
Interest on loans	227,745	273,724
Total interest income	1,338,295	1,175,271

Interest Expense:
Long term debt-related parties	28,284	28,929
Long term debt	166,767	159,565
Total interest expense	195,051	188,494
Net interest income	1,143,244	986,777

Provision for loan losses	520,083	180,000
Net interest income after provision for loan losses	623,161	806,777

Noninterest Expense
Trust administration fee-related parties	249,999	249,999
Loan servicing fee-related parties	1,703	5,650
General and administrative-related parties	19,032	19,004
General and administrative	269,855	281,511
Total noninterest expense	540,589	556,164

Net income	$82,572	$250,613

Net income per share of beneficial interest	$0.01	$0.04

Weighted average shares outstanding	6,438,493	6,439,120

Distributions per weighted average shares outstanding	$0.14	$0.14

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2013	2012
Operating Activities
Net income	$82,572	$250,613
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	520,083	180,000
Depreciation and amortization	7,950	2,000
Changes in assets and liabilities:
Accrued interest receivable, net	88,596	86,681
Accrued interest receivable, related parties	(520,762)	(916,343)
Other assets	42,454	48,063
Accounts payable and accrued liabilities	(171,197)	137,914
Accounts payable and accrued liabilities, related parties	(213,983)	223,741
Net cash (used in) provided by operating activities	(164,287)	12,669

Investing Activities
Principal receipts on trust receivables	31,121	29,877
Principal receipts on residential mortgages	1,883,422	25,127
Principal receipts on interim mortgages and deficiency notes, related parties	359,062	26,910
Investments in recourse obligations, related parties	(269)	(124,095)
Principal receipts from recourse obligations, related parties	53,483	2,000
Principal investments in lines of credit receivable, related parties	(5,000)	(110,905)
Principal receipts from (investments in) lines of credit receivable	(2,230,956)	383,957
Investments in real estate owned	(11,225)	(534)
Principal receipts from real estate owned	261,350	295,275
Net cash provided by investing activities	340,988	527,612

Financing Activities
Proceeds from issuance of shares of beneficial interest	57,813	127,670
Net borrowings on lines of credit payable	316,828	275,466
Proceeds from notes payable	1,420,000	1,075,000
Principal payments on notes payable	(275,065)	(297)
Purchase of treasury stock	(88,500)	(60,948)
Dividends	(933,123)	(932,941)
Net cash provided by financing activities	497,953	483,950

Net increase in cash and cash equivalents	674,654	1,024,231
Cash and cash equivalents at beginning of period	236,213	363,561
Cash and cash equivalents at end of period	$910,867	$1,387,792

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	Three Months Ended March 31,
	2013		2012
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest		$149,808	$124,867

Supplemental Disclosure of Noncash Activity:
Transfers of loans to foreclosed properties or recourse obligations		$308,132	$81,589
Increase (decrease) trust receivables		$(111,176)	$(48,424)
Increase (decrease) residential mortgages		$(47,749)	$-
(Increase) decrease participation receivable, related parties		$(26,440)	$(42,864)
(Decrease) increase participation payable, related parties		$26,440	$42,864
(Increase) decrease participation accrued interest receivable , related parties		$(2,578,681)	$(2,286,347)
Increase (decrease) participation accrued interest payable, related parties		$2,578,681	$2,286,347
(Increase) decrease in accrued interest receivable, related parties		$83,732	$251,088
(Increase) decrease interim mortgages & deficiency notes, related parties		$(1,235,315)	$(251,088)
(Increase) decrease interim mortgages & deficiency notes, related parties		$(47,988)	$-
(Increase) decrease interim mortgages and deficiency notes	$		$(14,500)
(Increases) decreases in real estate owned		$1,050,363	$(18,665)

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

The Company follows the accounting for subsidiaries as set forth in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 810 Consolidations. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, in which the Company has a controlling financial interest: UMT HF, UMT HF II, UMT HF III, UMT LT Trust, UMT Properties, LP and UMT 15th Street, LP. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X adopted by the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2012, included in our Annual Report on Form 10-K filed with the SEC on April 15, 2013. Operating results for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. Certain prior period amounts have been reclassified to conform to current period presentation.

R
3.	Deficiency Notes – Related Party and Non Related Party

The Company has made loans in the normal course of business to related parties and non related parties, the proceeds from which have been used to originate underlying loans that are pledged to the Company as security for such obligations.  When principal and interest on an underlying loan is due in full, at maturity or otherwise, the corresponding obligation owed by the originating company to the Company is also due in full.  If the borrower or the Company foreclosed on property securing an underlying loan, or if the Company foreclosed on property securing a purchased loan, and the proceeds from the sale were insufficient to pay the loan in full, the originating company had the option of (1) repaying the outstanding balance owed to the Company associated with the underlying loan or purchased loan, as the case may be, or (2) delivering to the Company an unsecured deficiency note in the amount of the deficiency.

As of March 31 2013, the Company had two deficiency notes with non-affiliates in the total amount of approximately $6,122,000. One note in the amount of approximately $1,725,000 bears interest at a rate of 14% per annum. The second note is in the amount of approximately $4,396,000 with a loss reserve of approximately $2,352,000. The Company does not accrue interest on this note as the underlying collateral value approximates the note balance, net of reserves.

As of December 31, 2012, the Company had two deficiency notes with non-affiliates in the amount of approximately $6,122,000. One note in the amount of approximately $1,725,000 bears interest at a rate of 14% per annum. The second note is in the amount of approximately $4,397,000 with a loss reserve of approximately $2,247,000. The Company does not accrue interest on this note as the underlying collateral value approximates the note balance, net of reserves.

As of December 31, 2007, UMTHLC issued to the Company a variable amount promissory note in the amount of $5,100,000 to evidence its deficiency obligations to the Company.  The initial principal amount of the note was approximately $1,848,000. The principal balance as of March 31, 2013 and December 31, 2012 was approximately $30,836,000 and $29,958,000, respectively. The principal balance will fluctuate from time to time based on the underlying loan activity and the amount of deficiencies realized by the affiliate.  Effective January 2011, the deficiency note was modified and the interest rate was reduced from 10% to 6%. Management has accounted for this loan modification as a modification in the normal course of business and not as a troubled debt restructuring as the borrowers and guarantors have obtained third party financing at current market rates, the modified rate represents a premium over current market rates, the risk characteristics of the third party debt obtained is similar to the modified debt, the loan’s original contractual maturity or expected duration was not extended and the Company expects to receive full payment under the loan. The note requires monthly principal and interest payments based on a ten-year amortization for the outstanding principal balance.  The note is secured by a limited guaranty by UMTHGS, the Advisor, of a monthly amount not to exceed 33% of the advisory fee received by UMTHGS under the terms of its advisory agreement with the Company.

On a quarterly basis, the Company conducts a review of the underlying borrowers and third party guarantors in order to assess their ability to perform their obligations under the terms of the Deficiency Notes based on updated five year forecasts of future cash flows of the underlying borrowers and guarantors. Such ability to perform is principally dependent upon the borrower’s and obligor’s ability to realize cash flows from distributions derived from the pledged collateral sufficient to meet their respective current operational needs, as well as to provide liquidity to fund the debt service requirements under the Company’s notes. Such review includes, but is not limited to the following related to the guarantor: analyzing current financial statements and operating results, analyzing projected future operating results and validating the assumptions used to generate such projections, forecasting future cash flows and assessing the adequacy of these cash flows to service the Company’s notes, conducting discussions with and obtaining representations from the guarantors’ management with respect to their current and projected operating results. Based on such reviews, the Company has concluded that the guarantor has the ability to perform under their repayment obligations and that the Deficiency Note balance is fully realizable over their terms. Accordingly, the Company has not recorded any reserves on these loans.

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

2) UMTHLC is a Delaware limited partnership, and subsidiary of UMTH.  The Company has loaned money to UMTHLC so it can make loans to its borrowers. The loans are collaterally assigned to the Company as security for the promissory note between UMTHLC and the Company. On March 26, 2009, the Company executed a secured line of credit promissory note with UMTHLC in the amount of $8,000,000. The note bears interest at 12.50% per annum, had an original maturity date of March 26, 2012 and is secured by first lien mortgage interests in single family residential properties. Effective March 2012, the promissory note’s maturity date was extended to September 30, 2012 . The Company is negotiating an extension of this loan with UMTHLC with similar terms. The outstanding balance on this line of credit at March 31, 2013 and December 31, 2012 was approximately $7,567,000 and $7,561,000, respectively.

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

4) RAFC is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter. RAFC is in the business of financing interim loans for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors. The Company continues to directly fund obligations under one existing RAFC loan, which was collaterally assigned to the Company, but does not fund new originations. The unpaid principal balance of the loans at March 31, 2013 and December 31, 2012 was approximately $16,285,000 and $16,286,000, respectively.

5) Wonder Funding, LP (“Wonder”) is a Delaware limited partnership that is owned by RMC. RMC is beneficially owned by Craig Pettit, a partner of UMTH and the sole proprietor of two companies that own 50% of RAFC. Wonder is in the business of financing interim loans for the purchase of land and the construction of single family homes and the purchase and renovation of single family homes. The Company has ceased funding any new originations. As of March 31, 2013 and December 31, 2012, respectively, all remaining obligations owed by Wonder to the Company are included in the recourse obligations discussed below.

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

On March 30, 2006, but effective December 31, 2005, the Company and each originating company agreed to consolidate (1) all outstanding amounts owed by such originating company to the Company under the loans made by the Company to the originating company and under the deficiency notes described above and (2) the estimated maximum future liability to the Company under the recourse arrangements described above, into secured promissory notes (“Recourse Obligations”).  Each originating company issued to the Company a secured variable amount promissory note dated December 31, 2005 (the “Secured Notes”) in the principal amounts shown below, which amounts represent all principal and accrued interest owed as of such date. The initial principal amounts are subject to increase up to the maximum amounts shown below if the Company incurs losses upon the foreclosure of loans covered by recourse arrangements with the originating company.  The Secured Notes (including related guaranties discussed below) are secured by an assignment of the distributions on the Class C units and Class D units of limited partnership interest of UMT Holdings held by each originating company.

Name	Initial principal amount	Balance at March 31, 2013	Promissory Note principal amount (2)	Units/ indemnification pledged as security	C Units distributed during 2013	Units/indemnification remaining	Estimated Collateral Value (3)
CRG	$2,725,442	$4,560,210	$4,300,000	4,984 Class C and 2,710 Class D	35	2,517 Class C and 2,710 Class D	$4,674,000
RAFC	$3,243,369	$8,468,960	$7,100,000	11,228Class C & 6,659 Class D	128	9,082 Class C & 6,659 Class D	$10,864,000
SCMI	$3,295,422	$3,471,444	$3,488,643	4,545 Class C and 3,000 Class D	14	1,029 Class C and 3,000 Class D	$3,823,000
RAFC / Wonder(1)	$1,348,464	$1,993,989	$1,400,000	1,657 Class C	22	1,548 Class C	$1,548,000
Wonder Indemnification (1)	n/a	n/a	n/a	$1,134,000	-	$822,000	$822,000
Totals	$10,612,697	$18,494,603	$16,288,643				$21,731,000

(1)	Wonder is collateralized by an indemnification agreement from RMC in the original amount of $1,134,000, of which $822,000 remains, and the pledge of 3,870 C Units. 2,213 of the pledged C Units also cross-collateralize the RAFC obligation.
(2)	The CRG, RAFC and Wonder balances at March 31, 2013 exceeded the stated principal amount per their variable Secured Notes by approximately $260,000, $1,369,000 and $594,000, respectively. Per the terms of the Secured Notes, the unpaid principal balance may be greater or less than the initial principal amount of the note and is not considered an event of default. The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the Unpaid Principal Balance (“UPB”) than we originally anticipated and outpaced the minimum principal reductions scheduled for the loans.
(3)	Estimated collateral value reflects the pledge of D units of limited partnership interest of UMTH held by WLL, Ltd., RAFC and KLA, Ltd. UMTH D units represent equity interests in UMT Holdings, LP. Pledge of the UMTH D units entitles the beneficiary to a pro-rata share of UMTH partnership D unit cash distributions

Through September 2007, the Secured Notes incurred interest at a rate of 10% per annum. The CRG, RAFC, and RAFC/Wonder Secured Notes amortize over 15 years. The SCMI Secured Note amortizes over approximately 22 years, which was the initial amortization of the deficiency notes from SCMI that were consolidated. The Secured Notes required the originating company to make monthly payments equal to the greater of (1) principal and interest amortized over 180 months and 264 months, respectively, or (2) the amount of any distributions paid to the originating company with respect to the pledged Class C and EIA units. Effective October 2007, the recourse loans were modified to accommodate the anticipated increases in principal balances throughout the remaining liquidation periods of the underlying assets, modify the amortization schedules for the period of July 2007 through June 2009, and reduce the interest rate from 10% to 6%. The above modifications have been extended through December 31, 2013. Management has accounted for these as loan modifications in the normal course of business, and not as a troubled debt restructuring, as the underlying collateral value exceeds the outstanding loan amounts, the modifications did not include an extension of the debt’s original contractual maturity or expected duration, the borrowers and guarantors have obtained third party financing at current market rates, the modified rate represents a premium over current market rates and the risk characteristics of the third party debt obtained is similar to the modified debt. The Company expects to receive full repayment under the loans.

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

The Secured Notes have also been guaranteed by the following entities under the arrangements described below, all of which are dated effective December 31, 2005:

-UMT Holdings. This guaranty is limited to a maximum of $10,582,336 of all amounts due under the Secured Notes.

-WLL, Ltd., an affiliate of CRG. This guaranty is of all amounts due under Secured Note from CRG, is non-recourse and is secured by an assignment of 2,492 Class C Units and 1,355 Class D units of limited partnership interest of UMT Holdings held by WLL, Ltd.

-RMC. This guaranty is non-recourse, is limited to 50% of all amounts due under the Secured Note from RAFC and is secured by an assignment of 3,870 Class C units of limited partnership interest of UMT Holdings.

-Wonder.  Wonder Funding obligations are evidenced by a note from RAFC (RAFC/Wonder Note) and are secured by a pledge of a certain Indemnification Agreement given by UMTH to RAFC and assigned to UMT in the amount of $1,134,000, which amount is included in the UMTH limited guarantee referenced above.

-SCMC. This guaranty is limited to a maximum of $2,213,000 due under the Secured Note from RAFC and is secured by an assignment of 2,213 Class C units of limited partnership interest of UMT Holdings.

-KLA, Ltd. KLA has given the following limited guaranties: (1) Guaranty of obligations of SCMI under the First Amended and Restated Secured Variable Amount Promissory Note to the Company dated as of October 1, 2007 with a then current principal balance of $3,472,073 and is secured by an assignment of 3,000 of Guarantor’s Class D units of partnership interest in UMT Holdings, L.P. (2) Guaranty of obligations of CRG under the First Amended and Restated Secured Variable Amount Promissory Note dated as of October 1, 2007 with a then current principal balance of $4,053,799 and is secured by a pledge of 1,355 of Guarantor’s Class D units of partnership interest in UMTH.

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

These loans were reviewed by management and no loss reserves on principal amounts are deemed necessary at March 31, 2013.

7) On June 20, 2006, the Company entered into a Second Amended and Restated Secured Line of Credit Promissory Note as modified by an amendment effective September 1, 2006 - (the "Amendment") with UDF, a Delaware limited partnership that is affiliated with the Company's Advisor, UMTHGS.  The Amendment increased an existing revolving line of credit facility ("Loan") to $45,000,000. The purpose of the Loan is to finance UDF's loans and investments in real estate development projects. On July 29, 2009, our trustees approved an amendment to increase the revolving line of credit facility to an amount not to exceed $60,000,000. Effective December 31, 2010, the loan was extended for a period of one year and the loan amount was increased from $60,000,000 to $75,000,000. Effective December 31, 2012, the loan was extended for a second time for a period of one year and the loan amount was increased from $75,000,000 to $82,000,000. Effective December 31, 2012, the loan was extended for a period of one year and matures on December 31, 2013.

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

On September 19, 2008, UMT entered into an Economic Interest Participation Agreement with UDF III pursuant to which UDF III purchased (i) an economic interest in the $45,000,000 revolving credit facility (“Loan”) from UMT to UDF I and (ii) a purchase option to acquire a full ownership participation interest in the Loan (the “Option”). On July 29, 2009, our trustees approved an amendment to increase the revolving line of credit facility to an amount not to exceed $60,000,000. Effective December 31, 2010, the loan was extended for a period of one year and the loan amount was increased from $60,000,000 to $75,000,000. Effective December 31, 2012, the loan was extended for a second time for a period of one year and the loan amount was increased from $75,000,000 to $82,000,000. Effective December 31, 2012, the loan was extended for a period of one year and matures on December 31, 2013.

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

The Option gives UDF III the right to convert its economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Loan and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while UDF III owns an economic interest in the UMT Loan.  If UDF III exercises its Option and acquires a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UDF III and UMT will participate in the control and management of the UMT Loan. At March 31, 2013 and December 31, 2012, UDF III had funded approximately $74,673,000 and $74,700,000 to UDF under the Economic Interest Participation Agreement at March 31, 2013 and December 31, 2012, respectively. UMT had funded approximately $6,686,000 to UDF under this agreement at March 31, 2013 and December 31, 2012, respectively.

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

The following table summarizes the affiliate lines of credit receivable as of March 31, 2013 and December 31, 2012:

	2013	2012
UDF I	$6,686,000	$6,686,000
UDF III Economic Interest Participation Agreement	74,673,000	74,700,000
UMTH LC	7,567,000	7,561,000
Balance, end of period	$88,926,000	$88,947,000

8) Loans made to affiliates of the Advisor. Below is a table of the aggregate principal amount of mortgages funded during the quarters ended March 31, 2013 and 2012, respectively, to the companies affiliated with the Advisor, and named in the table and aggregate amount of draws made by UMTHLC under the line of credit, during the three quarters indicated:

Affiliated Company	2013	2012
UMTHLC	$5,000	$124,000

9) As of August 1, 2006, (now subject to an Advisory Agreement effective January 1, 2009) the Company entered into an Advisory Agreement with UMTHGS. Under the terms of the agreement, UMTHGS is paid a monthly trust administration fee. The fee is calculated monthly depending on the Company’s annual distribution rate, ranging from 1/12th of 1% up to 1/12th of 2% of the amount of average invested assets per month. During the three months ended March 31, 2013 and March 31, 2012, the expenses for the Company’s Advisor were approximately $250,000 for both periods, respectively, and actual payments were approximately, $319,000, and $43,000, respectively. The Advisor and its affiliates are also entitled to reimbursement of costs of goods, materials and services obtained from unaffiliated third parties for the Company’s benefit, except for note servicing and for travel and expenses incurred in connection with efforts to acquire investments for the Company or to dispose of any of its investments. The Company paid the Advisor approximately $19,000 and $0, during three months ending March 31, 2013 and March 31, 2012, and expensed approximately $19,000 in both three months ending March 31, 2013 and March 31, 2012, associated with providing shareholder relations activities.

The agreement also provides for a subordinated incentive fee equal to 25% of the amount by which the Company’s net income for a year exceeds a 10% per annum non-compounded cumulative return on its adjusted contributions. No incentive fee was paid during 2012 or 2011. In addition, for each year in which it receives a subordinated incentive fee, the Advisor will receive a 5-year option to purchase 10,000 Shares at a price of $20.00 per share (not to exceed 50,000 shares). As of March 31, 2013, the Advisor has not received options to purchase shares under this arrangement.

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

The Advisory Agreement also provides for the Company to pay to the Advisor, or an Affiliate of the Advisor, a debt placement fee.  The Company may engage the Advisor, or an Affiliate of the Advisor, to negotiate lines of credit on behalf of the Company.  UMT shall pay a negotiated fee, not to exceed 1% of the amount of the line of credit secured, upon successful placement of the line of credit. During the three months ending March 31, 2013 and March 31, 2012, the Company paid no debt placement fees in both periods respectively, to an affiliate of the Advisor, and expensed approximately $8,000, in each three month period, respectively. These fees are amortized monthly, as an adjustment to interest expense, over the term of the credit facility agreements described in Note 6.

10) The Company pays loan servicing fees to PSC, a subsidiary of UMTH, under the terms of a Mortgage Servicing Agreement. The Company paid loan servicing fees of approximately $2,000, and $6,000 in the three month periods ending March 31, 2013 and March 31, 2012, respectively.

11) The Company pays “guarantee” credit enhancement fees to UDF III, as specified under the terms of the UDF Guarantee agreement. In the three months ending March 31, 2013 and March 31, 2012 the credit enhancement expenses were approximately $21,000 in both periods, and the Company paid approximately $21,000, and $0 in three months ending March 31, 2013 and March 31, 2012, respectively.

12) Affiliates of the Company, UDF LOF, UDF IV and UDF X, are reimbursed for their degree of invested “participatory” interest in the Company’s construction loans, the degree of invested interest is not to exceed $2,000,000. The Company made payments of such participation interest, as a net amount against the construction loan interest, in the three months ending March 31, 2013 and March 31, 2012 of approximately $342,000 and $284,000, respectively.

13) The Company pays UMTH LD administrative and origination fees for the construction loans in which UDF affiliates take an invested interest in. The fees are withheld from construction draws funded to the borrower and are in turn paid directly to UMTH LD. In the three months ending March 31, 2013 and March 31, 2012, payments were made for the above administrative and origination fees of approximately $54,000, and $38,000, respectively.

The table below summarizes the approximate payments associated with related parties for the three months ended March 31, 2013 and 2012:

Related Party Payments:
		For Three Months Ended
Payee	Purpose	March 31, 2013		March 31, 2012
UMTHGS	Trust administration fees	$319,000	94%	$43,000	100%
UMTHGS	General & administrative - shareholder relations	19,000	6%	-	-
		$338,000	100%	$43,000	100%

PSC	Loan servicing fee	$2,000	100%	$6,000	100%
		$2,000	100%	$6,000	100%

UDF III	Credit enhancement fees	$21,000	100%	$-	-

UDF IV	Participation Interest Paid	$342,000	100%	$277,000	100%

UDF X	Participation interest paid	$-	-	$7,000	100%

UMTH LD	Admin and origination fees paid	$54,000	100%	$38,000	100%

The table below summarizes the approximate expenses associated with related parties for the three months ended March 31, 2013 and 2012:

Related Party Expenses:
		For Three Months Ended
Payee	Purpose	March 31, 2013		March, 31, 2012
UMTHGS	Trust administration fees	$250,000	93%	$250,000	93%
UMTHGS	General & administrative - shareholder relations	19,000	7%	19,000	7%
		$269,000	100%	$269,000	100%

PSC	Loan servicing fee	$2,000	100%	$6,000	100%
		$2,000	100%	$6,000	100%

UMTH	Debt placement fees	$8,000	100%	$8,000	100%

UDF III	Credit enhancement fees	$21,000	100%	$21,000	100%

5.	Fair Value of Financial Instruments

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

In August 2009, the Company entered into a term line of credit facility with a bank for $5,000,000. The line of credit bears interest at prime plus one percent, with a floor of 5.50% and requires monthly interest payments. Principal and all unpaid interest was due at maturity, August 29, 2012. Effective September 5, 2012, this term line of credit facility was renewed with the lender and the principal and all unpaid interest will be due at maturity, September 5, 2015. All other terms remain the same. The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit. The outstanding balance on this line of credit was approximately $4,386,000 and $3,609,000 at March 31, 2013 and December 31, 2012, respectively.

On May 27, 2011, the Company entered into a term line of credit facility with a bank for $4,300,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is May 27, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at March 31, 2013 and December 31, 2012 was approximately $2,613,000, and $3,111,000, respectively.

On August 1, 2011, the Company entered into a term line of credit facility with a bank for $250,000. The loan bears interest at prime plus one percent, with a floor of 4.75%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is August 1, 2012. This loan was collateralized by a first lien security interest in the underlying real estate financed by the loan. This line of credit was paid in full in May 2012, and the outstanding balance on this loan at March 31, 2013 and December 31, 2012, was $0.

On October 26, 2011, the Company entered into a term line of credit facility with a bank for $5,000,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is October 26, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at March 31, 2013 and December 31, 2012, was approximately $306,000, and $269,000, respectively.

The Company was in compliance with all of its debt covenants as of March 31, 2013.

7.	Notes Payable

In March, 2010, the Company entered into two residential mortgage loans, with full recourse, to unaffiliated investors for approximately $169,000. These notes payable were accounted for as recourse borrowings. The notes require monthly principal and interest payments at a rate of 9.5% amortized over 30 years with all unpaid principal and interest due at maturity. One loan had a balance of approximately $69,000 at March 31, 2013 and approximately $70,000 at December 31, 2012, and matures on May 1, 2015. The other loan had a balance of approximately $96,000 on March 31, 2013 and December 31, 2012, and matures on November 23, 2013. The total outstanding balance on these notes was approximately $165,000 and $166,000, at March 31, 2013 and December 31, 2012, respectively.

On April 21, 2010, the Company entered into a term loan credit facility with a bank for $1,600,000. The loan bears interest at prime plus one percent, with a floor of 7.0%, and requires monthly interest payments. Principal and all unpaid interest was due at maturity which was October 21, 2011. In December 2011, the term loan credit facility was extended through December 19, 2012, and the interest rate was reduced from 7.0% to 5.5%. In December 2012, the term loan credit facility was extended through February 18, 2014; all other terms remain the same. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at March 31, 2013 and December 31, 2012, was approximately $833,000 and $1,107,000, respectively.

On January 27, 2011, United Mortgage Trust initiated a private offering of Secured Subordinated Notes (“Notes,” to accredited investors “Note Holders”). The Notes are being offered through a wholly owned and consolidated subsidiary, UMT Home Finance II, L.P. (“HF II”). HF II is a Delaware limited partnership that was formed on November 29, 2010 as a Special Purpose Entity, for the purpose of originating and holding loans made to fund the acquisition of finished lots and the construction of single-family homes on the subject lots (“Loans”). HF II will issue up to $5 million in 7.5% Notes. The Notes will be secured by an undivided security interest on the pool of loans owned by HF II. The offering of the Notes is not registered under the Securities Act of 1933, in reliance upon the exemption from registration for non-public offerings provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933. As of March 31, 2013, approximately $2,650,000 was outstanding, and as of December 31, 2012, approximately $1,230,000 was outstanding. Approximately $130,000, $225,000, $40,000, $1,165,000, $215,000, $100,000, $150,000, $50,000, $500,000, and $75,000, matures on, October 1, 2013, November 1, 2013, January 1, 2014, February 1, 2014, March 1, 2014, March 1, 2016, April 1, 2016, April 1, 2017, August 1, 2017, and September 1, 2017, respectively.

8.	Share Redemption Program

There is currently no established public trading market for our shares. As an alternative means of providing limited liquidity for our shareholders, we maintain a Share Redemption Plan, (“SRP”).  Our trustees have the discretion to modify or terminate the SRP upon 30 days’ notice. Under the terms of our plan as modified and effective on May 1, 2009 (see below for a further description of the plan), shareholders who have held their shares for at least one year are eligible to request that we repurchase their shares. In any consecutive 12-month period we may not repurchase more than 5% of the outstanding shares at the beginning of the 12-month period. The repurchase price is based on the “Net Asset Value” (NAV) as of the end of the month prior to the month in which the redemption is made. The NAV will be established by our Board of Trustees no less frequently than each calendar quarter. For reference, at March 31, 2013 and December 31, 2012, the NAV was $14.92 and $15.06 per share, respectively. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests. A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that the request is made within 270 days after of the event giving rise to such exigent circumstances. Previously, there was no hardship exemption. Shares will be redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter will be carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Previously, shares were redeemed monthly. Repurchases are subject to cash availability and Trustee discretion. Previously, the SRP provided that repurchases were subject to the availability of cash from the DRIP or the Company’s credit line. We have also purchased a limited number of shares outside of our SRP from shareholders with special hardship considerations.

Share repurchases have been at prices between $15.14 and $20 per share. Shares repurchased at the lower price were 1) shares held by shareholders for less than 12 months or 2) shares purchased outside of our SRP. Our stated NAV at March 31, 2013 and December 31, 2012, was $14.92 and $15.06 per share, respectively.

The Company complies with Distinguishing Liabilities from Equity topic of FASB Accounting Standards Codification, which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value. We believe that shares tendered for redemption by the shareholder under the Company’s share redemption program do not represent a mandatory obligation until such redemptions are approved at the discretion of our board of trustees. At such time, we will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. As of March 31, 2013, the Company had no approved redemption requests included in our liabilities.

The following table sets forth information relating to shares of beneficial interest repurchased into treasury during the period covered by this report.

Month	Total number of shares repurchased	Average Purchase Price	Total number of shares purchased as part of a publicly announced plan	Total number of shares purchased outside of plan
January	1,823	$15.14	1,823	-
February	2,385	$15.14	2,385	-
March	1,618	$15.14	1,618	-
Totals	5,826	$15.14	5,826	-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the availability of and our ability to find suitable mortgage investments; economic trends affecting the real estate industry generally and the current conditions in the housing and mortgage industries including the impact thereof on the homebuilding industry, current high unemployment rates and changes in economic and credit market conditions, federal and state legislative action and actions of regulatory agencies, changes in interest rates, our ability to adapt to changing circumstances, the concentration of our credit risks particularly with related parties, the continued financial viability of related parties to whom we have extended loans, the ability of counterparties to perform their obligations to us, the level of reinvestment of dividends by our shareholders in our dividend reinvestment plan and the requirement to maintain qualification as a real estate investment trust. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore we cannot give assurance that such statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or by any other person that the results or conditions described in such statements or in our objectives and plans will be realized. Readers should carefully review our financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2012, as well as those statements contained in this report, and in our other filings with the Securities and Exchange Commission.

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

General Investment Information

United Mortgage Trust (the “Company”) is a Maryland real estate investment trust that qualifies as a real estate investment trust (a “REIT”) under federal income tax laws. Our principal investment objectives are to invest proceeds from our dividend reinvestment plan, financing proceeds, capital transaction proceeds and retained earnings in following types of investments:

(i)	lines of credit and secured loans for the acquisition and development of single-family home lots, referred to as “Land Development Loans;”

(ii)	lines of credit and loans secured by developed single-family lots, referred as “Finished Lot Loans;”

(iii)	lines of credit and loans secured by completed model homes, referred to as “Model Home Loans;”

(iv)	loans provided to entities that have recently filed for bankruptcy protection under Chapter 11 of the U.S. bankruptcy code, secured by a priority lien over pre-bankruptcy secured creditors, referred to as “Debtor in Possession Loans;”

(v)	lines of credit and loans, with terms of 18 months or less, secured by single family lots and homes constructed thereon, referred to as “Construction Loans;”

(vi)	to provide credit enhancements to real estate developers, homebuilders, land bankers and other real estate investors who acquire real property, subdivide real property into single-family residential lots, acquire finished lots and/or build homes on such lots referred to as “Credit Enhancements;”

(vii)	discounted cash flows secured by assessments levied on real property and

(viii)	senior or subordinate securities backed by finished lot loans and/or development loans referred to as “ Securitizations.”

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

We will no longer purchase Interim loans. We plan to continue to invest in Land Development Loans, Finished Lot Loans, Construction Loans and Model Home Loans because, 1) Land Development Loans, Construction Loans and Finished Lot Loans have provided us with suitable collateral positions, well capitalized borrowers and attractive yields; and 2) Model Home Loans are expected to provide us with suitable collateral positions, well capitalized borrowers and attractive yields; and 3) Securitizations offer us the ability to leverage our investment in finished lot and development loans. As we phase out of Interim Loans and our secured, subordinated line of credit to UMTH Lending Company, L.P. we will increase the percentage of our portfolio invested in Land Development Loans, Finished Lot Loans, Model Home Loans, Debtor in Possession Loans, Construction Loans and Securitizations, until market conditions indicate the need for an adjustment of the portfolio mix.

The following table illustrates the percentage of our mortgage portfolio dedicated to each mortgage loan category as of March 31, 2013 and December 31, 2012:

Mortgage Category:	March 31, 2013	December 31, 2012
First lien secured interim mortgages 12 months or less and residential mortgages and contracts for deed	16%	19%
Secured interim mortgages and line of credit to UMTHLC	7%	6%
Land development loans	71%	71%
Finished lot loans	1%	2%
Construction loans	5%	2%

The following table summarizes mortgage loans by type and original loan amount held by United Mortgage Trust at March 31, 2013.

Description	No. of Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face amount of Mortgage (1)	Carrying amount of Mortgage (2)	Past Due Amounts (3)
Single family residential 1st mortgages and interim loans (5):
Original balance > $100,000	1	10% - 11%	01/01/13	n/a	n/a	$277,131	$226,625
Original balance $50,000 - $99,999	75	8.5% - 12.75%	05/01/14 – 3/1/39	n/a	n/a	662,429	541,702	24,238
Original balance $20,000 - $49,999	147	9% - 14.5%	02/1/13 – 5/19/36	n/a	n/a	635,979	520,073	24,170
Original balance under $20,000	30	9% - 14.5%	12/1/10 – 9/1/31	n/a	n/a	87,319	71,406	838

First Lien secured interim mortgages
Ready America Funding (4)	9	14%	n/a	n/a	n/a	16,284,612	16,284,612	-

Secured LOC to UMTH Lending Co., L.P. (4), (5)	1	12.5%	n/a	n/a	n/a	7,566,966	7,566,966	-

Land Development Loans
UDF III Economic Interest Participation	2	14%	12/31/13	n/a	n/a	81,358,955	81,358,955	-

Construction Loans	6	13%	10/17/12-6/10/14	n/a	n/a	6,975,636	6,975,636	-
Totals	271					$113,849,027	$113,545,975	$49,246

(1)	Current book value of loans.
(2)	Net of allowance for loan losses on mortgage loans of $303,052 at March 31, 2013.
(3)	Principal amounts greater than thirty (30) days past due.
(4)	Lines of credit with Ready America Funding and UMTH Lending Co., L.P. are collateralized by 10 and 1 loans, respectively. Principal amounts due upon disposition of assets.
(5)	The Company has a first lien collateral position in these loans funded by the originator. The advances to the originator do not have specific maturity dates.

Below is a reconciliation and walk forward of mortgage loans, net of allowance for loan losses, for the three months ended March 31, 2013.

Balance at beginning of period	$114,871,403
Additions during period:
Investments in (collections of) principal	161,650
Deductions during period:
Other decreases – UDF III participation	(26,440)
Other decreases	(1,163,731)
Foreclosures	(308,132)
Other (net change in allowance for loan loss)	11,225
Balance at close of period	$113,545,975

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

We believe that the housing market has reached a bottom and is recovering and strengthening. We expect that this recovery will continue to primarily be regional in its early stages, led by those housing markets with balanced supply, affordable and stable home prices, lower levels of foreclosures, strong economies and strong demand fundamentals. Nationally, the housing recovery has strengthened as excess inventories of new and existing homes have been absorbed accompanied by increased consumer demand. We expect the housing recovery will continue to strengthen as household balance sheets are restored in each market. The Federal Reserve has indicated that it intends to keep reserve interest rates at historic lows until the national unemployment rate returns to 6.5%, so long as inflation between one and two years ahead is projected to be no more than 2.5%, and longer-term inflation expectations continue to be well anchored. The Federal Reserve has also committed to an open-ended purchase program targeting agency-backed residential mortgage-backed securities and U.S. Treasury Securities. Further, the Federal Reserve has stated that it expects that a highly accommodative stance of monetary policy will remain appropriate for a considerable time after the economic recovery strengthens. Easing policies of the Federal Reserve, coupled with extensive price correction over the past several years, have restored housing affordability across the country. We believe that continued strengthening of the recovery depends on the continued recovery of consumer health and consumer confidence. The national consumer confidence index, which fell to record lows during the economic downturn, continues to recover slowly, but remains below levels historically associated with normalized conditions. Nationally, we believe consumers continue to remain cautious due to uncertainty present in many economic sectors, particularly with regards to the European debt crisis, elevated unemployment, low wage growth, and events associated with federal fiscal policy, including tax rates and spending, which are expected to take place in the first half of 2013. Additionally, continued economic weakness and fiscal tightening on the state and local levels associated with particular states most severely affected by the collapse of the housing bubble will likely drag on consumer health and confidence in those markets. We expect the housing markets that participated most heavily in the housing bubble will continue to lag the overall recovery, as consumers in those markets have generally suffered greater losses of household wealth from the declines in home prices and equity and continue to experience higher levels of unemployment relative to the nation as a whole.

In many parts of the country, unemployment remains elevated and access to conventional real estate and commercial financing remains challenging. These factors continue to pose obstacles to a robust recovery on a national scale, which, we believe, is contingent upon the reengagement of the consumer and the return of normal levels of demand. However, as inventory levels continue to decline and housing prices stabilize, we expect the housing recovery to continue to gain strength. We continue to believe that the recovery will be stronger in markets such as Texas, where consumer confidence averaged approximately 23 points higher than the national index from March 2012 to March 2013; where the job growth rate over the past 12 months was approximately 170 basis points higher than the national rate; and where approximately 15.3% of all single-family homebuilding permits in the country were issued in 2012. Further, according to the Bureau of Labor Statistics, approximately 18.0% of the total net new jobs created in the United States since the official end of the national recession were created in Texas (from June 2009 to March 2013). Currently, the majority of our portfolio relates to property located in the state of Texas, and we intend to invest in markets that demonstrate similarly sound economic and demand fundamentals – fundamentals that we believe will be the drivers of the recovery – and balanced supplies of homes and finished lots. We believe the fact that new single-family home permits, starts and sales have all risen significantly from their respective lows reflects a continued return of real demand for new homes. However, we anticipate the former bubble market states – principally California, Arizona, Nevada and Florida – will be slower to recover, as those markets have seen overbuilding and extensive price correction and are experiencing weakened economies and continued foreclosures. We believe these conditions have caused significant weakness among consumers in these markets, and losses of property tax revenue, sales and use tax revenue, and budget imbalances have, in many cases, led to significant fiscal difficulties at the state and municipal levels associated with these former bubble markets.

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

Nationally, capital constraints at the heart of the credit crisis have reduced the number of real estate lenders able or willing to finance development, construction or the purchase of homes and have increased the number of undercapitalized or failed builders and developers. In correlation, the number of finished lots developed has decreased and remains near historic lows, even as home starts have begun to increase, which has begun to result in a shortage of developed lots in select markets and submarkets and may result in a wider shortage of new homes and developed lots in select real estate markets in 2013 and 2014. We believe this shortage will be most prominent in markets that did not participate in the housing bubble, avoiding overbuilding and maintaining balanced supplies and affordable and stable home prices. With lenders imposing stricter underwriting standards, mortgages to purchase homes have become more difficult to obtain in some markets. In order to support the availability of mortgage financing for millions of Americans, the U.S. Treasury initiated a temporary program to purchase agency mortgage-backed securities, which expired with the U.S. Treasury’s temporary authorities in December 2009. Coinciding with the Treasury purchase program was the Federal Reserve, which purchased $1.25 trillion worth of mortgage-backed securities through the end of March 2010. This program ended on March 31, 2010, as scheduled by the Federal Reserve. On September 21, 2011, the Federal Reserve announced that it would begin reinvesting the principal payments from its mortgage-backed securities holdings into additional purchases of agency mortgage-backed securities to help further support conditions in mortgage markets. On September 13, 2012, the Federal Reserve announced that it would again increase monetary policy accommodation by purchasing additional agency mortgage-backed securities at a pace of $40 billion per month, would continue, through the end of 2012, its program of extending the average maturity of its holdings of securities, and would maintain its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in more agency mortgage-backed securities.  On December 12, 2012, the Federal Reserve announced that it would further increase monetary policy accommodation by purchasing additional U.S. Treasury securities at an initial pace of $45 billion per month in addition to the $40 billion per month purchases of agency mortgage backed securities that the Federal Reserve announced on September 13, 2012. The Federal Reserve stated in that same announcement that these actions should put downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative.

Nationally, the pace of new home sales rose during the first quarter of 2013 from the pace of sales in the fourth quarter of 2012. National fundamentals that drive home sales continue to improve in most markets and home affordability remains near record-highs, so we expect the pace of home sales will continue to increase in 2013. The U.S. Census Bureau reports that the sales of new single-family residential homes in March 2013 were at a seasonally adjusted annual rate of 417,000 units. This number is up approximately 6.9% from the revised December 2012 figure of 390,000, and it is up approximately 18.5% year-over-year from the March 2012 estimate of 352,000.

The national raw number of new single-family home inventory increased slightly in the first quarter of 2013. Through much of the downturn, homebuilders reduced their starts and focused on selling their existing new home inventory. The national figure for new single-family home inventory had fallen in each sequential quarter from the third quarter of 2007 to the first quarter of 2012. Inventory remained stable from March 2012 to September 2012 before increasing in the fourth quarter of 2012 and the first quarter of 2013. We believe that, with such reductions and subsequent stabilization, the new home market has been restored to equilibrium in most markets, even at lower levels of demand. The subsequent increase in new home inventory suggests to us that the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident at the bottom of the new homebuilding cycle. Further, the new home market is experiencing shortages in certain markets that did not participate in the housing bubble. The seasonally adjusted estimate of new homes for sale at the end of March 2013 was 153,000, which is lower than any time since the U.S. Census Bureau began keeping records, excluding the most recent downturn. This number represents a short supply of 4.4 months at the March 2013 sales rate. We believe that what is necessary now to regain prosperity in housing markets is the return of healthy levels of demand.

According to the U.S. Census Bureau, new single-family residential home permits and starts fell nationally from 2006 through early 2009, as a result and in anticipation of an elevated supply of and decreased demand for new single-family residential homes in that period. Since bottoming in early 2009, however, single-family permits and starts have improved significantly. Single-family homes authorized by building permits in March 2013 were at a seasonally adjusted annual rate of 595,000 units. This was an increase year-over-year of approximately 27.7% from the rate of 466,000 in March 2012, and is approximately 76.6% higher than the low of 337,000 set in January 2009. Single-family home starts for March 2013 stood at a seasonally adjusted annual rate of 619,000 units. This pace is up approximately 28.7% from the March 2012 estimate of 481,000 units. Further, the March 2013 pace of home starts is 75.4% higher than the low of 353,000 set in March 2009. Such increases suggest to us that the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident at the bottom of the new homebuilding cycle.

The primary factors affecting new home sales are home price stability, home affordability, and housing demand. Housing supply may affect both new home prices and the demand for new homes. When the supply of new homes exceeds new home demand, new home prices may generally be expected to decline. Also, home foreclosures cause the inventory of existing homes to increase, which may add additional downward price pressure on home prices. Declining new home prices may result in diminished new home demand as people postpone a new home purchase until such time as they are comfortable that stable price levels have been reached. The converse point is also true and equally important. When new home demand exceeds new home supply, new home prices may generally be expected to increase; and rising new home prices, particularly at or near the bottom of the housing cycle, may result in increased new home demand as people become confident in home prices and accelerate their timing of a new home purchase. We believe this bottom has been reached and expect the housing recovery to continue to accelerate over the coming quarters, led by those markets that did not participate in the housing bubble and which demonstrate stronger demand fundamentals. We intend to concentrate our investments in housing markets with affordable and stable home prices, balanced supply, lower incidences of foreclosures, and strong demand fundamentals. These demand fundamentals are generally job growth, the relative strength of the economy and consumer confidence, household formations, and population growth – both immigration and in-migration.

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

While housing woes beleaguered the national economy, Texas housing markets have held up as some of the healthiest in the country. Furthermore, as recovery in the housing sector continues to strengthen across the country, we believe that Texas housing markets have continued to lead the recovery. Texas is the largest homebuilding market in the country based on the U.S. Census Bureau’s measurements of housing permits. We have concentrated our investment portfolio in Texas as we believe Texas markets, though weakened from their starts and sales peaks in 2007 and 2008, have remained fairly healthy due to strong demographics, economies and job growth, balanced housing inventories, stable home prices and high housing affordability ratios. Texas did not experience the dramatic price appreciation (and subsequent depreciation) that states such as California, Florida, Arizona, and Nevada experienced. The following graph, created with data from the fourth quarter 2012 Federal Housing Finance Agency’s (“FHFA”) Purchase Price Only Index, illustrates the rises and declines in home prices nationally, as well as in California, Florida, Arizona, and Nevada over the past few years. Further, the graph illustrates how Texas maintained relative home price stability throughout the downturn. The Purchase Price Only Index indicates that Texas had a home price appreciation of 6.56% between the fourth quarter of 2011 and the fourth quarter of 2012. Home prices in Texas continue to outperform the national average appreciation of 5.45%, which was the fourth consecutive quarter of year-over-year home price appreciation since the fourth quarter of 2007. Further, the index also reports that over the past 5 years, Texas home prices have demonstrated significantly more home price stability than the national average, as home prices in Texas appreciated 5.88% compared to a national depreciation of -12.87% over the same time period. The chart also illustrates the return of home price inflation nationally as well as in the former bubble states of California, Arizona, Nevada, and Florida. Significantly, the Texas home price index stands at an all-time high, in contrast to the national and former bubble state indices which remain well below their peaks.

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

Median new home prices in the four major Texas markets have begun to rise. According to Metrostudy, a leading provider of primary and secondary market information, the median new home prices for the first quarter of 2013 in the metropolitan areas of Austin, Houston, Dallas-Fort Worth, and San Antonio were $239,860, $228,628, $244,016 and $207,493, respectively.

Using the Department of Housing and Urban Development’s estimated 2013 median family income for the respective metropolitan areas of Austin, Houston, Dallas and San Antonio, the median income earner in those areas has 1.42 times, 1.34 times, 1.28 times, and 1.37 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area. These numbers illustrate the affordability of Texas homes, as each of these markets has higher affordability than the national average. Our measurement of housing affordability, as referenced above, is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, based on the average interest rate over the first quarter of 2013 and assuming an annual mortgage insurance premium of 80 basis points for private mortgage insurance, plus a cost that includes estimated property taxes and insurance for the home. Using the Department of Housing and Urban Development’s 2013 income data to project an estimated median income for the United States of $64,400 and the March 2013 national median sales prices of new homes sold of $247,000, we conclude that the national median income earner has 1.21 times the income required to qualify for a mortgage loan to purchase the median-priced new home in the United States. This estimation reflects the increase in home affordability in housing markets outside of Texas over the past 72 months, as new home prices in housing markets outside of Texas generally have fallen. Recently, however, such home prices have begun to stabilize and experience increases. We believe that such price stabilization and subsequent increases indicate that new home affordability has been restored to the national housing market.

Since the national recession’s official end, Texas employment markets have experienced strong job growth. According to the United States Department of Labor, Texas added approximately 329,500 jobs in the 12 months ended March 2013. Texas’ employment levels have now exceeded pre-recession levels by approximately 478,300 jobs. Furthermore, substantially all of those jobs created over the trailing twelve months have been in the private sector (317,200), which was the largest private sector job increase of any state over that time period and is a growth rate of 3.5%. Since the national recession’s end in June 2009, Texas has added 831,500 net new jobs, which is about 18.0% of all net jobs added nationwide over that 45 month period. Further, Texas has added approximately 1.75 million new jobs over the past 10 years and approximately 1.6 million in the private sector, comparing well to national employment growth that added approximately 5.2 million total jobs over that ten-year period and 4.9 million private sector jobs in those ten years. From March 2012 to March 2013, Austin added 30,000 jobs year-over-year. Dallas-Fort Worth added 97,300 jobs over that same time period. Houston added 106,200 jobs over that period and San Antonio added 15,800 jobs in that time.

The unemployment rate in Texas fell year-over-year from 7.0% in March 2012 to 6.4% in March 2013. The decrease in the state unemployment rate occurred in spite of significant growth in Texas’ labor force. According to the Bureau of Labor Statistics, Texas has added approximately 138,152 workers to its labor force over the past 12 months. Furthermore, the labor force participation rate in Texas is 65.1% as of March 2013, which is 180 basis points higher than the national labor force participation rate of 63.3%. The national unemployment rate fell year-over-year from March 2012 (8.2%) to March 2013 (7.6%). In addition, all four major Texas labor markets have unemployment rates significantly below the national unemployment rate.

We believe that Texas cities will continue to be among the first in the country to recover based on employment figures, consumer confidence, gross metropolitan product, and new home demand. According to the Texas Workforce Commission, Texas tends to enter into recessions after the national economy has entered a recession and usually leads among states in the economic recovery. The National Bureau of Economic Research has concluded that the U.S. economy entered into a recession in December 2007, ending an economic expansion that began in November 2001. We believe, based on transitions in the Texas Leading Index as prepared monthly by the Federal Reserve Bank of Dallas, that Texas entered into recession in late Fall 2008, trailing the national recession by nearly a year, and emerged from the recession in the late spring of 2009. We believe the Texas economy continues to lead the national economic recovery. The Texas Leading Index, which combines eight measures that tend to anticipate changes in the Texas business cycle by approximately three to nine months, has risen significantly since reaching a low of 100.5 in March 2009 and, as of February 2013 (the most recent reading), was 124.3. The Index’s six-month moving average now stands at its highest reading since August 2008.

Further, we believe Texas consumers are beginning to return to their normal consumption habits. The aggregate value of state sales tax receipts in Texas increased 5.5% year-over-year in March 2013 from March 2012 – the 36th consecutive month in which Texas has experienced year-over-year improvement in sales tax receipts.

The U.S. Census Bureau reported in its 2012 Estimate of Population Change for the period from July 1, 2011 to July 1, 2012 that Texas led the country in population growth during that period. The estimate concluded that Texas’ population grew by 1.7%, or 427,425 people, a number that was 1.2 times greater than the next closest state in terms of raw population growth, California, and nearly twice as great as the second closest state in terms of raw population growth, Florida. Over the last decade, July 1, 2000 to July 1, 2010, Texas grew by nearly 4.3 million residents, averaging nearly 427,000 new residents per year. This population growth was 1.17 times greater in terms of raw population growth than the next closest state, California, and 2.63 times greater than the second closest state, Florida. The U.S. Census Bureau also reported that among the 100 fastest growing counties in the country, 17 of these counties for raw population growth between April 1, 2010 and July 1, 2012 were in Texas. In March 2013, the U.S. Census Bureau reported that Texas’ four major metro areas – Austin, Houston, San Antonio, and Dallas-Fort Worth – were among the top 15 in the nation for population growth from 2011 to 2012. Dallas-Fort Worth-Arlington led the nation in numerical population growth with a combined estimated population increase of 131,879. Houston-Sugarland-Baytown was second in the nation with a population increase of 125,185 from July 1, 2011 to July 1, 2012. Austin-Round Rock had an estimated population growth of 53,595 and San Antonio had an estimated population growth of 42,333 over the same period. The percentage increase in population for each of these major Texas cities ranged from 1.9% to 3.0%.

The national foreclosure tracking service, RealtyTrac, estimates that the Texas foreclosure rate continues to be significantly healthier than the national average. We do not expect the four major Texas housing markets will be materially adversely affected by foreclosures and anticipate that home foreclosures will continue to be mostly concentrated in the bubble market states of California, Florida, Arizona and Nevada. The mortgage analytic company, CoreLogic, reports that, through the fourth quarter of 2012, approximately 39.5% of all homes with negative equity were located in one of those four states compared to approximately just 2.8% of all the negative equity homes in the country that were located in the state of Texas. We believe that Texas’ housing sector is healthier, the cost of living and doing business is lower, and its economy is more dynamic and diverse than the national average.

In contrast to the conditions of many homebuilding markets in the country, new home sales were consistently greater than new home starts in Texas markets over the downturn, which indicates that homebuilders in Texas were focused on preserving a balance between new home demand and new home supply. We believe that homebuilders and developers in Texas remained disciplined on new home construction and project development. Inventories of finished new homes and total new housing (finished vacant, under construction, and model homes) remain at generally healthy and balanced levels in all major Texas markets: Austin, Dallas-Fort Worth, Houston, and San Antonio. Each major Texas market experienced a rise in the number of months of finished lot inventories as homebuilders began reducing the number of new home starts in 2008, causing each major Texas market to reach elevated levels. However, the number of finished lots available in each market has fallen significantly and the months’ supply has generally returned to balanced levels. Furthermore, finished lot shortages are beginning to emerge in many desirable submarkets in the major Texas markets. Over the first quarter, homebuilders in all four major Texas markets started more homes than they sold as they continued to address constriction in home inventory levels. We believe this trend will continue in 2013 and that these increased start levels will likely result in greater shortages of finished lots in these markets, particularly in the most desirable submarkets. The lack of commercial financing for development has constrained finished lot development over the past five years even as new home demand and sales continued. We believe that such demand and sales will increase and these finished lot shortages will become more pronounced in coming quarters. As of March 2013, Houston has an estimated inventory of finished lots of approximately 19.8 months and Austin has an estimated inventory of finished lots of approximately 21.3 months, both of which represent constrained levels. San Antonio has an estimated inventory of finished lots of approximately 25.4 months and Dallas-Fort Worth has an estimated inventory of finished lots of approximately 32.2 months. A 24-28 month supply is considered equilibrium for finished lot supplies.

We expect to see the months’ supply of lot inventory continue to decrease as homebuilders increase their pace of home starts since the prior elevation in months’ supply of finished lot inventory in Texas markets was principally the result of the decrease in the pace of annual starts rather than an increase in the raw number of developed lots. Indeed, the raw number of finished lots available in each Texas market has been significantly reduced from their peaks. Since peaking in the first quarter of 2008, Houston’s finished lot supply is down 43.1% from 73,047 to 41,551 in the first quarter of 2013. San Antonio’s finished lot inventory fell 39.9% to 16,784 in the third quarter of 2012 from its peak at 27,937 in the second quarter of 2008. San Antonio’s finished lot inventory subsequently experienced increases in the fourth quarter of 2012 and the first quarter of 2013. Austin’s finished lot inventory peaked in the first quarter of 2009 at 27,176, and fell 41.7% to 15,854 in the fourth quarter of 2012 before experiencing an increase in the first quarter of 2013. The finished lot inventory for Dallas-Fort Worth peaked in the first quarter of 2008 at 91,787 lots and has fallen 44.6% to 50,874 lots in the first quarter of 2013. As detailed above, such inventory reduction continued in the first quarter of 2013 in two of these four markets as the number of finished lots dropped by nearly 800 in Dallas-Fort Worth and approximately 1,400 in Houston. Austin’s finished lot supply increased by approximately 560 lots in the first quarter of 2013 and San Antonio’s finished lot supply increased by just under 600 lots in the same time period. Even with the increase in finished lot inventory, both Austin and San Antonio’s month supplies based on their home start rates fell from the fourth quarter of 2012 to the first quarter of 2013 and remains within levels at or below equilibrium. Annual starts in each of the Austin, San Antonio, Houston and Dallas-Fort Worth markets are outpacing lot deliveries, and we expect to see increased finished lot sales in 2013 as homebuilders replenish their inventory.

Texas markets continue to be some of the strongest homebuilding markets in the country. Though the pace of homebuilding in Texas fell between 2007 and 2011 as a result of the national economic downturn and reduced availability of construction financing, homebuilding began to increase in 2012 and in early 2013. Still, the availability of construction and development financing remains challenging for private homebuilders and developers to obtain. According to the Federal Deposit Insurance Corporation, construction and development loans held by Texas banks declined year over year by approximately 2.5% from approximately $16.0 billion as of December 2011 to approximately $15.6 billion as of December 2012 (the fourth quarter data remains the most recent as of this filing). While the previous decline in housing starts through the downturn caused the month supply of vacant lot inventory to become elevated from its previously balanced position, it also preserved a balance in housing inventory. Annual new home starts in Austin outpaced sales 9,232 versus 8,270, with annual new home sales rising year-over-year by approximately 18.3% from the first quarter of 2012 to the first quarter of 2013. Finished housing inventory stands at a relatively healthy level of 2.8 months, while total new housing inventory (finished vacant, under construction and model homes) fell to a supply of 7.2 months. The generally accepted equilibrium levels for finished housing inventory and total new housing inventory are a 2.0-to-2.5 month supply and a 6.0-to-6.5 month supply, respectively. While the present month supply in Austin would typically indicate an elevated inventory level, we believe that this increase in supply coupled with the incidence of new home starts exceeding new home sales indicates that homebuilders in this market anticipate greater demand for homes in coming months. As a result, we believe this increase in supply reflects an expanding sales pipeline rather than an imbalance of supply. Annual new home starts in San Antonio outpaced sales 8,478 versus 7,800, with annual new home sales increasing year-over-year by approximately 11.9%. Finished housing inventory rose slightly to a healthy 2.3 month supply. Total new housing inventory remains at a 6.7 month supply. Houston’s annual new home starts outpaced sales 25,147 versus 22,840, with annual new home sales increasing year-over-year by approximately 17.0%. Finished housing inventory stands at a slightly short 1.9 month supply while total new housing inventory remains at a healthy 6.5 month supply. Annual new home starts in Dallas-Fort Worth outpaced sales 18,950 versus 17,060, with annual new home sales increasing year-over-year by approximately 15.7%. Finished housing inventory rose to a healthy 2.2 month supply, while total new housing inventory fell to a slightly elevated 7.1 month supply, a level which again indicates to us that homebuilders anticipate a strengthening housing market and growing demand for new homes. All numbers are as released by Metrostudy, a leading provider of primary and secondary market information.

According to the Real Estate Center at Texas A&M University, existing housing inventory levels are constrained. As of March 2013, the number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth, Lubbock and San Antonio was 2.6 months, 3.5 months, 2.8 months, 3.7 months, 3.8 months and 5.4 months, respectively. Like new home inventory, a 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market. Through March 2013, the number of existing homes sold to date in (a) Austin was 5,779, up 23% year-over-year; (b) San Antonio was 4,585, up 13% year-over-year; (c) Houston was 15,519 up 20% year-over-year; (d) Dallas was 11,664, up 20% year-over-year; (e) Fort Worth was 2,214, up 17% year-over-year; and (f) Lubbock was 833, up 35% year-over-year.

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

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate and interest rates generally, that we reasonably anticipate to have a material impact on either the income to be derived from our investments in mortgage loans or entities that make mortgage loans, other than those referred to in this Quarterly Report on Form 10-Q or in our Annual Report on Form 10-K. The disruption of mortgage markets, in combination with a significant amount of negative national press discussing constriction in mortgage markets and the decline of the national housing industry over the last five years, including declining home prices, have made potential new home purchasers and real estate lenders very cautious. The economic downturn, the failure of highly respected financial institutions, significant volatility in equity markets around the world, unprecedented administrative and legislative actions in the United States, and actions taken by central banks around the globe to stabilize the economy have further caused many prospective home purchasers to postpone their purchases. In summary, we believe there is a general lack of urgency to purchase homes in these times of economic uncertainty. We believe that this has slowed the sales of new homes and finished lots developed in certain markets; however, we do not anticipate the prices of those lots changing materially. We also expect that the decrease in the availability of replacement financing may increase the number of defaults on real estate loans made by us or extend the time period anticipated for the repayment of our loans. Our future results could be negatively impacted by prolonged weakness in the economy, high levels of unemployment, a significant increase in mortgage interest rates or further tightening of mortgage lending standards.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND MARCH 31, 2012

Revenues

Revenues for the three months ended March 31, 2013, were approximately $1,338,000 compared to approximately $1,175,000 for the comparable period in the prior year. This increase of approximately $163,000 was due primarily to the recognition of approximately $180,000 of interest income earned on the recourse notes in the first quarter of 2013, an increase from the prior year, an increase of approximately $13,000 of interest income earned on the UMTHLC Deficiency Note, an increase of approximately $16,000 of interest income earned on the UMTHLC line of credit, an increase of approximately $30,000 of interest income earned on the UDF line of credit interest income, and an increase of the interest income earned on the construction and finished lot loans portfolio, compared to the same period in the prior year. These amounts were partially offset by decreases in interest income earned of approximately $30,000, and $85,000 on the UMTHLC interim loan portfolio and the residential mortgage loan portfolio, respectively. These decreases were due to lower outstanding balances in these loan categories during the three months ended March 31, 2013 compared to the same period in the prior year. Revenues from interim loans accounted for approximately 18% of revenues for the three months ended March 31, 2013 compared to 22% in the same period in the prior year. The decline in our interim portfolio was a function of our intention to cease the origination of and reduce our investment in interim loans.

During the three months ended March 31, 2013 and March 31, 2012, approximately 31% and 28%, respectively, of our revenues were derived from lines of credit and lot banking transactions, (these secured loans for the acquisition and development of single-family home lots are referred to as “land development loans”, “construction loans” and “lot banking transactions”). At March 31, 2013, our investment in the lines of credit to our affiliate, UDF, through the Economic Interest Agreement, and lot banking transactions, was approximately $81,000,000. We anticipate our investment in construction loans will increase during the remainder of 2013, facilitated by the Company’s lines of credit and continued emphasis on this type of investment activity.

During the three months ended March 31, 2013 and 2012, respectively, approximately 13% and 0% of our revenues were derived from secured promissory notes issued by affiliates pursuant to their accrued obligations to reimburse UMT for any defaulted loans that we acquired from them, which notes we refer to as “Recourse Obligations.”

Expenses

Noninterest operating expenses for the three months ended March 31, 2013 and March 31, 2012, were approximately $541,000 and $556,000, respectively. The decrease for the three months ended March 31, 2013 from the prior year is due primarily to higher recording fess of approximately $9,000, partially offset by lower REO expenses of approximately $17,000, due to partial liquidation of foreclosed properties portfolio in prior year, lower service fees of approximately $4,000, and lower accounting expenses of approximately $3,000. Other fluctuations in operating expense line items are discussed below for the three month periods ended March 31, 2013 and 2012:

Trust administration fees - The Company recorded approximately $250,000 in Trust administration fees for each of the three month periods ended March 31, 2013 and 2012, respectively. The fee is a fixed amount each month as predetermined by the Company’s qualifying assets under management during these periods not to exceed $1 million per year.

Loan Servicing Fees (related party) - $1,703 and $5,650 (70% decrease) between the comparable three month periods ended March 31, 2013 and 2012, respectively. The decrease was primarily due to the reduction in residential home loan portfolio managed by PSC on behalf of UMT. The loan servicing fees are expected to continue to decrease accordingly as the portfolio is reduced.

Interest Expenses (including related and unrelated party) - $195,000 and $188,000 (4% increase) between the comparable three month periods ended March 31, 2013 and 2012, respectively. The unrelated party interest increase was primarily due to an increase in the total outstanding lines of credit for funding the new construction and finished lot loan portfolios, and the increase in the outstanding HF II private notes.

Provision for loan losses - The Company recorded a provision for loan losses for the three months ended March 31, 2013 and 2012 of approximately $520,000 and $180,000, respectively. The Company realized actual loan losses of approximately $310,000 and $178,000 during the comparable three-month periods of 2013 and 2012, respectively. Loss reserves are estimates of future losses based on historical default rates, estimated losses on the sale of real estate owned and expectations of future economic conditions and activity. The Company continually re-evaluates collateral value on specific loans deemed to be affected by current mortgage and housing environments and intends to establish loss reserves for any expected deficiencies that are not otherwise secured. From inception through March 31, 2013, the Company has acquired approximately $927 million of loans. The Company has experienced a three-year loss rate of approximately 1.79% of those assets to date. The Company anticipates loan losses to continue, primarily in our long-term and un-affiliated residential loan portfolio, and therefore continues to assess the adequacy of our loan loss reserves.

General and administrative expenses(including related party) - $289,000 and $301,000 (4% decrease) between the comparable three month periods ended March 31, 2013 and 2012, respectively. The decrease was primarily due to lower REO expenses that were partially offset by higher recording fees.

Net income was approximately $83,000 and $251,000 for the three months ended March 31, 2013 and 2012, respectively. Specific variances are explained in more detail above. Earnings per share of beneficial interest for the three months ended March 31, 2013 and 2012, were $0.01 and $0.04 per share, respectively

Distributions

The Company’s dividend rate is fixed quarterly by our trustees, based on earnings projections. As such, the dividend rate may fluctuate up or down. Earnings are affected by various factors including use of leverage, current yield on investments, loan losses, general and administrative operating expenses and amount of non-income producing assets. Distributions per weighted average share of beneficial interest to shareholders were $0.14 per share for the three months ended March 31, 2013 and 2012, respectively. The portion of these distributions that did not represent a dividend represented a return of capital.

LIQUIDITY AND CAPITAL RESOURCES FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

Sources and Uses of Funds

Cash flows from operating activities are generally the result of net income adjusted for provision for loan losses, depreciation and amortization expense and (increases) decreases in accrued interest receivable and accounts payable and accrued liabilities (including affiliates). Cash used in operations was approximately $164,000 in the three months ended March 31, 2013 and cash provided by operations was approximately $13,000 in the three months ended March 31, 2012.

Cash flows provided by investing activities generally reflect fundings and payments received from lending activities. Cash provided by investing activities was approximately $341,000 and $528,000 during the three months ended March 31, 2013 and 2012, respectively. The primary sources were from principal receipts from residential mortgages, interim mortgages – related parties and sales of real estate owned. The primary uses were investments in lines of credit receivable, affiliates and investments in real estate owned.

Cash flows from financing activities generally reflect proceeds from the issuance of shares, borrowings or repayments on the lines of credit, the purchase of treasury stock and the payment of dividends. Cash provided by financing activities was approximately $498,000 and $484,000 during the three months ended March 31, 2013 and 2012, respectively. The primary sources were from the proceeds from notes payable, net borrowings on lines of credit payable and proceeds from the issuance of shares of beneficial interest. The primary uses were principal payments made on notes payable, the payment of dividends and the purchase of shares under our Share Redemption Plan. The decrease in cash used by financing activities during the three months ended March 31, 2013, compared to the prior period was primarily due to higher net borrowings from notes payable.

Credit Facilities

In August 2009, the Company entered into a revolving line of credit facility with a bank for $5,000,000. The line of credit bears interest at prime plus one percent, with a floor of 5.50% and requires monthly interest payments. Principal and all unpaid interest was due at maturity, August 29, 2012. Effective September 5, 2012, this term line of credit facility was renewed with the lender and the principal and all unpaid interest will be due at maturity, September 5, 2015. All other terms remain the same. The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit. The outstanding balance on this line of credit was approximately $4,386,000 and $3,608,000 at March 31, 2013 and December 31, 2012, respectively.

In March, 2010, the Company entered into two residential mortgage loans, with full recourse, to unaffiliated investors for approximately $169,000. These notes payable were accounted for as recourse borrowings. The notes require monthly principal and interest payments at a rate of 9.5% amortized over 30 years with all unpaid principal and interest due at maturity. One loan had a balance of approximately $69,000 at March 31, 2013 and approximately $70,000 at December 31, 2012, and matures on May 1, 2015. The other loan had a balance of approximately $96,000 on March 31, 2013 and December 31, 2012, and matures on November 23, 2013. The total outstanding balance on these notes was approximately $165,000 and $166,000, at March 31, 2013 and December 31, 2012, respectively.

On April 21, 2010, the Company entered into a term loan facility with a bank for $1,600,000. The loan bears interest at prime plus one percent, with a floor of 7.0%, and requires monthly interest payments. Principal and all unpaid interest was due at maturity which was October 21, 2011. In December 2011, the term loan credit facility was extended through December 19, 2012, and the interest rate was reduced from 7.0% to 5.5%. In December 2012, the term loan facility was extended through February 18, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at March 31, 2013 and December 31, 2012 was approximately $833,000 and $1,107,000, respectively.

On January 27, 2011, United Mortgage Trust initiated a private offering of Secured Subordinated Notes (“Notes”) to accredited investors (“Note Holders”). The Notes are being offered through a wholly owned and consolidated subsidiary, UMT Home Finance II, L.P. (“HF II”). HF II is a Delaware limited partnership that was formed on November 29, 2010 as a Special Purpose Entity, for the purpose of originating and holding loans made to fund the acquisition of finished lots and the construction of single-family homes on the subject lots (“Loans”). HF II will issue up to $5 million in 7.5% Notes. The Notes will be secured by an undivided security interest on the pool of loans owned by HF II. The offering of the Notes is not registered under the Securities Act of 1933, in reliance upon the exemption from registration for non-public offerings provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933. As of March 31, 2013, approximately $2,650,000 was outstanding, and as of December 31, 2012, approximately $1,230,000 was outstanding. Approximately $130,000, $225,000, $40,000, $1,165,000, $215,000, $100,000, $150,000, $50,000, $500,000, and $75,000, matures on, October 1, 2013, November 1, 2013, January 1, 2014, February 1, 2014, March 1, 2014, March 1, 2016, April 1, 2016, April 1, 2017, August 1, 2017, and September 1, 2017, respectively.

On May 27, 2011, the Company entered into a term line of credit facility with a bank for $4,300,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is May 27, 2014. The loan is secured by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at March 31, 2013 and December 31, 2012, was approximately $2,613,000 and $3,111,000, respectively.

On August 1, 2011, the Company entered into a term line of credit facility with a bank for $250,000. The loan bears interest at prime plus one percent, with a floor of 4.75%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is August 1, 2012. The loan was collateralized by a first lien security interest in the underlying real estate financed by the loan. This loan was paid in full in May 2012, and the outstanding balance on this loan at March 31, 2013 and December 31, 2012, was $0.

On October 26, 2011, the Company entered into a term line of credit facility with a bank for $5,000,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is October 26, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at March 31, 2013 and December 31, 2012, was approximately $306,000 and $269,000. The Company was in compliance with all of its debt covenants as of March 31, 2013.

Our primary sources of funds for liquidity consist of our dividend reinvestment plan, repayments of principal on our loans made to purchase mortgage investments, and bank lines of credit. The table below summarizes certain liquidity sources and uses for the three-month periods ended March 31, 2013 and March 31, 2012:

	2013	2012
Shares issued	3,817	5,969
Proceeds from issuance of shares of beneficial interest	$58,000	$128,000
Number of shares returned to treasury	5,826	3,932
Purchase of treasury stock	(89,000)	$(61,000)
Principal receipts:
First lien mortgage notes and trust receivables	$1,915,000	$55,000
Real estate owned, net	$250,000	$295,000
Interim loans, affiliates	$359,000	$27,000
Lines of credit	$(2,231,000)	$384,000
Lines of credit, affiliates	$(5,000)	$(111,000)
Net borrowings – lines of credit payable	$317,000	$275,000
Net borrowings – notes payable	$1,145,000	$1,075,000

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

Shares issued in the aggregate, as of March 31, 2013 and 2012, were 8,349,198 and 8,330,725, respectively. Shares retired to treasury through our share redemption plan in the aggregate were 1,911,676 and 1,891,268 through March 31, 2013 and 2012, respectively. Total shares outstanding were 6,437,522 and 6,439,457, at March 31, 2013 and 2012, respectively. As of March 31, 2013, inception to date gross offering proceeds from all public offerings were approximately $166,310,000 and net proceeds after fees, marketing reallowance and commissions were approximately $147,582,000.

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

Significant accounting policies are described in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, consisting of the individual who serves as our President, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2013. Based on such evaluation, management has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the first fiscal quarter of 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There is currently no established public trading market for our shares. As an alternative means of providing limited liquidity for our shareholders, we maintain a Share Redemption Plan, (“SRP”).  Under the terms of our plan as modified and effective on May 1, 2009, shareholders who have held their shares for at least one year are eligible to request that we repurchase their shares. In any consecutive 12 month period we may not repurchase more than 5% of the outstanding shares at the beginning of the 12 month period. The repurchase price is based on the “Net Asset Value” (NAV) as of the end of the month prior to the month in which the redemption is made. The NAV will be established by our Board of Trustees no less frequently than each calendar quarter. For reference, at March 31, 2013 and December 31, 2012, the NAV was $14.92 and $15.06 per share, respectively. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests. A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that the request is made within 270 days after of the event giving rise to such exigent circumstances. Previously, there was no hardship exemption. Shares will be redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter will be carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Previously, shares were redeemed monthly. Repurchases are subject to cash availability and Trustee discretion. Previously, the SRP provided that repurchases were subject to the availability of cash from the DRIP or the Company’s credit line. We have also purchased a limited number of shares outside of our SRP from shareholders with special hardship considerations.

The Company complies with Distinguishing Liabilities from Equity topic of FASB Accounting Standards Codification, which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value. We believe that shares tendered for redemption by the shareholder under the Company’s share redemption program do not represent a mandatory obligation until such redemptions are approved at the discretion of our board of trustees. At such time, we will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. As of March 31, 2013 we had no approved redemption requests included in our liabilities.

Share repurchases have been at prices between NAV, which is calculated and adjusted as necessary on a quarterly basis, and $20 per share. Shares repurchased at the lower price were 1) shares held by shareholders for less than 12 months or 2) shares purchased outside of our SRP. Our stated NAV at March 31, 2013 and December 31, 2012 was $14.92 and $15.06 per share, respectively.

The following table sets forth information relating to shares of beneficial interest repurchased into treasury during the period covered by this report.

Month	Total number of shares repurchased	Average Purchase Price	Total number of shares purchased as part of a publicly announced plan	Total number of shares purchased outside of plan
January	1,823	$15.14	1,823	-
February	2,385	$15.14	2,385	-
March	1,618	$15.14	1,618	-
Totals	5,826	$15.14	5,826	-

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)	There has been no material default with respect to any of our indebtedness.

(b)	Not applicable.

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

UNITED MORTGAGE TRUST

Date: May 15, 2013	By	/s/ Stuart Ducote
President

