Form 10-K/A
period 2011-12-31
UNITED MORTGAGE TRUST
filed 2013-06-28
CIK 101390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1 to Form 10-K)

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

Large accelerated Filer☐  Accelerated Filer☐  Non-accelerated filer ☐  Smaller reporting company ☒

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Form 10-K (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Form 10-K”) originally filed with the Securities and Exchange Commission (“SEC”) on March 30, 2012 (the “Original Filing”) by United Mortgage Trust a Maryland real estate investment trust (“we,” “us,” “our,” and the “Company”), (i) to amend Item 1A – “Risk Factors” to add additional risk factors related to our loan transactions with related parties, (ii) to amend Part II Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company” and Item 8 – “Consolidated Financial Statements and Supplementary Data” to add a reconciliation of the loan loss reserve accounts to the consolidated balance sheets, (iii) to amend Item 8 – “Consolidated Financial Statements and Supplementary Data” to present the Consolidated Statements of Income using a “net interest income” presentation consistent with Article 9 of Regulation S-X, (iv) to amend Item 8 – “Consolidated Financial Statements and Supplementary Data” to clarify our principles of consolidation accounting, (v) to amend Item 8 – “Consolidated Financial Statements and Supplementary Data” to clarify our interest income accrual accounting, (vi) to amend Item 8 – “Consolidated Financial Statements and Supplementary Data” to clarify our accounting for and disposition of foreclosed properties, (vii) ) to amend Item 8 – “Consolidated Financial Statements and Supplementary Data” to clarify our accounting for deficiency notes – affiliate and non-affiliate, (viii) to amend Item 8 – “Consolidated Financial Statements and Supplementary Data” to clarify our accounting for long term debt by describing lines of credit payable and notes payable in two separate disclosures, (ix) to amend Item 8 – “Consolidated Financial Statements and Supplementary Data” and Part III Item 13 – “Certain Relationships and Related Transactions” to expand our discussion of the Company’s relationships with affiliates and the Company’s accounting for transactions with affiliates, and (x) to amend Part III Item 15 – “Exhibits and Financial Statement Schedules” to include new exhibits 23.2 and 23.3, consents of Whitley Penn, LLP and exhibit 99.1, Financial Statements of UMT Holdings, L.P. and exhibit 99.2, Financial Statements of United Development Funding, L.P.

No other changes have been made to the Form 10-K other than those described above. This Amendment does not reflect subsequent events occurring after the original filing date of the Form 10-K. Forward-looking statements made in the Form 10-K have not been revised to reflect events or facts that became known to us after filing the Form 10-K and such forward-looking statements should be read in their historical context

PART I

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

A significant portion of our entire mortgage loan portfolio is comprised of loans we have made to related entities. Although we regularly conduct collectability analyses of these related entities, including UDF, the obligors under the recourse notes, UMT Holdings, L.P. and UMTHGS, because the security we hold for payment of a number of these obligations consists in significant part of receivables of these affiliates from other affiliates as well as from unaffiliated third parties and because our ultimate ability to collect on these obligations is dependent to a large extent upon the continued financial performance of those related parties we are exposed to a concentrated credit risk. In the event of a failure by those related parties to perform financially as they have regularly done in the past, our ability to collect on those obligations could be severely impaired or precluded. In such case, our earnings could be negatively impacted which in turn may limit distributions that we are able to pay to our shareholders.

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

	Years ended December 31,
	2011	2010	2009	2008	2007
OPERATING DATA
Interest income, affiliates	$3,850,099	$5,697,380	$7,657,170	$8,981,198	$14,001,947
Interest income	1,279,412	1,671,327	1,414,502	2,186,413	2,830,897
Other income	-	-	-	5,071	-
Total revenues	5,129,511	7,368,707	9,071,672	11,172,682	16,832,844
Total expenses	3,537,358	4,396,679	4,875,279	4,389,897	6,024,927
Net income	$1,592,153	$2,972,028	$4,196,393	$6,782,785	$10,807,917
Net income per share	$0.25	$0.46	$0.65	$1.04	$1.59
Weighted average shares outstanding	6,432,781	6,422,407	6,417,813	6,535,278	6,805,072

	Years ended December 31,
	2011	2010	2009	2008	2007
BALANCE SHEET DATA
Cash	$363,561	$7,325	$338,336	$1,944,271	$1,597,883
Investment in trusts receivable	1,098,797	1,243,638	2,023,327	2,505,788	3,110,703
Investment in residential mortgages	4,904,537	5,557,396	5,005,413	2,830,762	2,317,750
Interim mortgages, affiliates	17,319,590	24,638,389	34,249,793	41,574,804	41,641,334
Interim mortgages	35,886	248,585	294,600	348,600	12,251,098
Allowance for loan losses	(340,487)	(459,361)	(222,463)	(635,820)	(2,343,163)
Real estate owned, net	11,090,796	15,980,479	9,426,875	6,658,707	508,219
Line of credit receivable, affiliates	78,356,781	69,714,261	63,303,613	47,889,473	25,083,216
Line of credit receivable, non-affiliate	4,132,639	4,755,129	8,202,706	4,677,860	-
Deficiency notes	8,063,129	7,301,046	7,189,311	6,980,510	1,725,754
Deficiency notes, affiliate	29,507,820	12,739,093	10,315,478	5,332,105	1,848,355
Reserves - deficiency notes	(4,757,746)	(4,517,746)	(4,314,128)	(3,131,155)	-
Recourse obligations, affiliates	18,361,710	18,321,173	16,449,734	16,578,484	16,035,790
Other assets	8,492,926	12,644,137	10,273,004	9,062,097	5,902,757
Total assets	$176,629,939	$168,173,544	$162,535,599	$142,616,486	$109,679,696

Lines of credit payable	$6,680,333	$5,515,442	$3,788,477	$-	$-
Dividend payable	310,000	310,000	310,000	646,853	-
Participation payable, affiliate	65,503,661	57,050,973	53,768,482	38,321,843	-
Other liabilities	5,032,958	4,173,482	2,783,883	1,285,016	1,276,073
Total liabilities	77,526,952	67,049,897	60,650,842	40,253,712	1,276,073

Total shareholders' equity	99,102,987	101,123,647	101,884,757	102,362,774	108,403,623
Total liabilities and shareholders' equity	$176,629,939	$168,173,544	$162,535,599	$142,616,486	$109,679,696

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

At year-end 2009, approximately 36% of the properties securing our interim loan Mortgage Investments were located in Texas, 38% in California, 6% in Tennessee, 3% in each Missouri and Ohio, 4% in Georgia, 2% in each Indiana and Illinois, 1% or less in 14 other states.

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

With respect to Recourse Loans, the Company’s borrower, or a guarantor, is obligated to pay all interest accrued and principal at the end of the loan term, or extensions thereof. As a result, the Company continues to accrue interest on recourse loans even if the likelihood that the underlying borrower will make an interest payment is less than probable, provided management believes it is probable that the originating company will make an interest payment. Interest on Recourse Loans continues to accrue until the loan is fully paid off.

Deficiency Notes originate from the foreclosure of a Recourse Loan and subsequent sale of the collateral which results in proceeds that are insufficient to discharge the outstanding balance, in which case the originating company delivers to the Company an unsecured deficiency note in the amount of the deficiency. In July 2010, the Company began reserving for the interest income earned on certain receivables with the intent to recognize this interest income on a cash basis once payments resumed. Reserves for accrued interest receivable were approximately $2,418,000 and $1,399,000 at December 31, 2011 and 2010, respectively.

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

The changes in the reserve for loan losses during the years ended December 31, 2011, 2010, and 2009 are summarized as follows:

	2011	2010	2009
Balance, beginning of year	$5,233,000	$5,075,000	$4,490,000
Provision for loan losses	720,000	1,111,000	2,413,000
Reduction of values of foreclosed mortgages and loans charged off	(239,000)	(953,000)	(1,828,000)
Balance, end of year	$5,714,000	$5,233,000	$5,075,000

The following table summarizes the Company’s reserve balances as of December 31, 2011, 2010 and 2009:

Reconciliation to Consolidated Balance Sheets :	2011	2010	2009
Amounts included in reserves – deficiency notes	$4,758,000	$4,518,000	$4,314,000
Amounts included in real estate owned, net (1)	616,000	256,000	539,000
Amounts included in mortgage investments – allowance for loan losses	340,000	459,000	222,000
Balance, end of year	$5,714,000	$5,233,000	$5,075,000

(1)	Real estate owned is presented net of reserves in the accompanying consolidated financial statements.

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

The Company continued these efforts throughout 2011 and 2010 and will continue until the RDC foreclosed property portfolio is fully liquidated. As of December 31, 2009, the remainder of the RDC construction loans was foreclosed and all acquired assets were reflected as real estate owned in the accompanying consolidated financial statements. As of December 31, 2011 and 2010, the balance of RDC assets included in real estate owned was approximately $2,694,000 and $4,405,000, respectively, net of reserves of approximately $150,000 and $71,000, respectively, for the same periods. As of December 31, 2011, the portion of Deficiency Notes and Reserves – Deficiency Notes, applicable to the RDC portfolio was approximately $6,338,000 and $4,758,000, respectively. As of December 31, 2010, the portion of Deficiency Notes and Reserves – Deficiency Notes applicable to the RDC portfolio was approximately $5,575,000 and $4,518,000. In the event that aggressive liquidation of the portfolio may result in additional losses, we will provide for additional reserves as needed.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED MORTGAGE TRUST

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

United Mortgage Trust

We have audited the accompanying consolidated balance sheets of United Mortgage Trust (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years ended December 31, 2011.   The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

Except for Notes B, C, D, E and G,

as to which the date is June 28, 2013

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

UNITED MORTGAGE TRUST

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2011	2010	2009
Interest Income
Interest on loans, affiliates	$3,850,099	$5,697,380	$7,657,170
Interest on loans	1,279,412	1,671,327	1,414,502
Total interest income	5,129,511	7,368,707	9,071,672

Interest Expense:
Long term debt, affiliates	104,757	77,473	22,223
Long term debt	484,027	395,347	81,110
Total interest expense	588,784	472,820	103,333
Net interest income	4,540,727	6,895,887	8,968,339

Provision for loan losses	720,000	1,111,406	2,412,500
Net interest income after provision for loan losses	3,820,727	5,784,481	6,555,839

Noninterest Expense:
Trust administration fee, affiliates	1,000,000	1,137,943	1,041,630
Loan servicing fee, affiliates	21,064	24,264	11,242
General and administrative, affiliates	85,077	81,186	212,407
General and administrative	1,122,433	1,569,060	1,094,167
Total noninterest expense	2,228,574	2,812,453	2,359,446

Net income	$1,592,153	$2,972,028	$4,196,393

Net income per share of beneficial interest	$0.25	$0.46	$0.65

Weighted average shares outstanding	6,435,781	6,422,407	6,417,813

Distributions per weighted share outstanding	$0.58	$0.58	$0.73

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

With respect to Recourse Loans, the Company’s borrower, or a guarantor, is obligated to pay all interest accrued and principal at the end of the loan term, or extensions thereof. As a result, the Company continues to accrue interest on recourse loans even if the likelihood that the underlying borrower will make an interest payment is less than probable, provided management believes it is probable that the originating company will make an interest payment. Interest on Recourse Loans continues to accrue until the loan is fully paid off.

Deficiency Notes originate from the foreclosure of a Recourse Loan and subsequent sale of the collateral which results in proceeds that are insufficient to discharge the outstanding balance, in which case the originating company delivers to the Company an unsecured deficiency note in the amount of the deficiency. In July 2010, the Company began reserving for the interest income earned on certain receivables with the intent to recognize this interest income on a cash basis once payments resumed. Reserves for accrued interest receivable were approximately $2,418,000 and $1,399,000 at December 31, 2011 and 2010, respectively.

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

The changes in the reserve for loan losses during the years ended December 31, 2011, 2010, and 2009 are summarized as follows:

	2011	2010	2009
Balance, beginning of year	$5,233,000	$5,075,000	$4,490,000
Provision for loan losses	720,000	1,111,000	2,413,000
Reduction of values of foreclosed mortgages and loans charged off	(239,000)	(953,000)	(1,828,000)
Balance, end of year	$5,714,000	$5,233,000	$5,075,000

The following table summarizes the Company’s reserve balances as of December 31, 2011, 2010 and 2009:

Reconciliation to Consolidated Balance Sheets :	2011	2010	2009
Amounts included in reserves – deficiency notes	$4,758,000	$4,518,000	$4,314,000
Amounts included in real estate owned, net (1)	616,000	256,000	539,000
Amounts included in mortgage investments – allowance for loan losses	340,000	459,000	222,000
Balance, end of year	$5,714,000	$5,233,000	$5,075,000

(1)	Real estate owned is presented net of reserves in the accompanying consolidated financial statements.

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

The Company continued these efforts throughout 2011 and 2010 and will continue until the RDC foreclosed property portfolio is fully liquidated. As of December 31, 2009, the remainder of the RDC construction loans was foreclosed and all acquired assets were reflected as real estate owned in the accompanying consolidated financial statements. As of December 31, 2011 and 2010, the balance of RDC assets included in real estate owned was approximately $2,694,000 and $4,405,000, respectively, net of reserves of approximately $150,000 and $71,000, respectively, for the same periods. As of December 31, 2011, the portion of Deficiency Notes and Reserves – Deficiency Notes, applicable to the RDC portfolio was approximately $6,338,000 and $4,758,000, respectively. As of December 31, 2010, the portion of Deficiency Notes and Reserves – Deficiency Notes applicable to the RDC portfolio was approximately $5,575,000 and $4,518,000. In the event that aggressive liquidation of the portfolio may result in additional losses, we will provide for additional reserves as needed.

ACCOUNTING FOR AND DISPOSITION OF FORECLOSED PROPERTIES

The Company follows the accounting and reporting standards for foreclosed real estate as set forth in the Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 310-40, “Accounting for Troubled Debt Restructurings by Creditors”, and ASC Topic 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets.” When the Company takes possession of real estate through foreclosure it is classified as Real Estate Owned (“REO”) at the lower of the fair market value of the asset, less estimated selling costs, or the cost basis of the asset. For assets that are not subject to a recourse agreement, any excess of the cost basis of the asset over the fair value of the asset less the estimated selling costs of the asset is recognized as a loss, to the extent it is not offset against existing allowances for uncollectible amounts or other valuation allowances, at the time of foreclosure. Additional direct costs incurred during foreclosure such as legal fees are included in expense when incurred. For loans that are subject to a recourse obligation, any excess of the cost basis of the asset over the fair value of the asset minus the estimated selling costs of the asset is added to the obligor’s recourse obligation. The Company attempts to resell the property to recover all costs associated with the default, including legal fees, transaction costs, and repair expenses. Upon sale of the property, a gain or loss is recognized. If a foreclosed loan is subject to a recourse agreement with an unaffiliated borrower and is not fully repaid, the borrower delivers a new promissory note to the Company in the amount of the deficiency. These promissory notes are paid in installments.

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

In accordance with the reporting requirements of FASB ASC Topic 310, Accounting for Troubled Debt Restructurings by Creditors, and ASC Topic 360, Accounting for the Impairment or Disposal of Long-Lived Assets, foreclosed property received in full or partial satisfaction of a loan is recorded at the lower of the fair market value of the property at the time of foreclosure, less the selling costs or the cost basis of the property. For loans that are not subject to a recourse agreement, any excess of the recorded investment in the foreclosed loan over the fair value of the asset is recognized as a loss, to the extent it is not offset against existing allowances for uncollectible amounts or other valuation allowances, at the time of foreclosure. Additional direct costs incurred during foreclosure such as legal fees are included in expense when incurred. For assets covered by a recourse obligation, the obligor delivers a new promissory note to the Company in the amount of the deficiency. These promissory notes are paid in installments. The foreclosed property portfolio is reviewed quarterly and any additional costs or other losses associated with maintaining a foreclosed property are recognized when they become known and estimable. Upon sale of a foreclosed property, any additional losses realized are recognized immediately. Any gains realized upon the sale of a foreclosed property are deferred until such time as the Company’s economic earning process is completed for that property.

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

As of December 31, 2010, the Company had two deficiency notes with non-affiliates in the amount of approximately $7,301,000. One note in the amount of approximately $ 1,726,000 bears interest at a rate of 14% per annum. The second note in the amount of approximately $5,575,000 with a reserve of approximately $4,518,000. The Company does not accrue interest on this note as the underlying collateral value approximates the note balance, net of reserves.

As of December 31, 2007, UMTHLC issued to the Company a variable amount promissory note in the amount of $5,100,000 to evidence its deficiency obligations to the Company.  The initial principal amount of the note was approximately $1,848,000. The principal balance as of December 31, 2011 and 2010 was approximately $29,508,000 and $12,739,000, respectively. The principal balance will fluctuate from time to time based on the underlying loan activity and the amount of deficiencies realized by the affiliate.  Effective January 2011, the deficiency note was modified and the interest rate was reduced from 10% to 6%. Management has accounted for this loan modification as a modification in the normal course of business and not as a troubled debt restructuring as the borrowers and guarantors have obtained third party financing at current market rates, the modified rate represents a premium over current market rates, the risk characteristics of the third party debt obtained is similar to the modified debt, the loan’s original contractual maturity or expected duration was not extended and the Company expects to receive full payment under the loan. The note requires monthly principal and interest payments based on a fifteen-year (15) amortization for the outstanding principal balance and all outstanding principal and unpaid accrued interest is due and payable in full on September 30, 2013.  The note is secured by a limited guaranty by UMTHGS, the Advisor, equal to a monthly amount not to exceed 33% of the advisory fee received by UMTHGS under the terms of its advisory agreement with the Company.

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

Below is a Five Year Maturity Schedule of all lines of credit payable:

	2012	2013	2014	2015	2016	Thereafter	Total
Lines of Credit Payable Maturity	$4,247,000	$-	$2,434,000	$-	$-	$-	$6,681,000

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

Below is a Five Year Maturity Schedule of all notes payable:

	2012	2013	2014	2015	2016	Thereafter	Total
Notes Payable Maturity	$1,159,000	$97,000	$68,000	$-	$250,000	$-	$1,574,000

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

Related Party Receivables

The following table summarizes our related party loans and obligations and corresponding outstanding balances as of December 31, 2011 and 2010. The amounts shown in the table below are included in the consolidated balance sheets.

	2011	2010	Collateral
Interim loans, related parties
UMTHLC	$870,949	$8,046,198	Real estate
RAFC	16,448,641	16,592,192	Real estate
Total	$17,319,590	$24,638,390
Lines of credit receivable, related parties
UDF I	$5,863,024	$5,143,004	Land development loans & equity investments
UDF I (UDF III Economic interest participation agreement)	65,503,661	57,050,973	Land development loans & equity investments
UMTHLC	6,990,096	7,520,284	Real estate
Total	$78,356,781	$69,714,261
Recourse obligations, related parties
CRG	$4,470,793	$4,420,434	Pledge of equity interests & limited guaranty
RAFC	8,451,488	8,458,077	Pledge of equity interests & limited guaranty
SCMI	3,480,792	3,480,792	Pledge of equity interests & limited guaranty
RAFC/Wonder	1,958,637	1,961,870	Pledge of equity interests & limited guaranty
Total	$18,361,710	$18,321,173
Deficiency note, related party
UMTHLC	$29,507,820	$12,739,093	Guaranty

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

In making these loans, we considered a number of factors to preserve and enhance our ability to be repaid. The security for the Recourse Obligations of CRG, RAFC and SCM consists of pledges of each affiliate’s respective Class C, Class D, and Class EIA ownership units in UMTH. This collateral represents capital shares in UMTH and is eligible for, and receives, quarterly distributions from UMTH. Class C and EIA units are entitled to a total distribution of $1,000 per unit and the value of the C and EIA unit collateral is determined through multiplying the number of pledged units remaining times $1,000. Class D units are entitled to perpetual distributions and are valued using a discounted cash flow (“DCF”) model that is reviewed and updated each quarter. The integrity of the C, D and EIA unit collateral is determined by the distribution priority given to each unit by the UMTH general partner and the reliability of forecasted distributions. Security for the Recourse Obligation of Wonder consists of a limited indemnification agreement in the initial amount of $1,134,000. The table below depicts the remaining collateral value securing the Recourse Obligations at December 31, 2011.

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

Through September 2007, the Secured Notes incurred interest at a rate of 10% per annum. The CRG, RAFC, and RAFC/Wonder Secured Notes amortize over 15 years. The SCMI Secured Note amortizes over approximately 22 years, which was the initial amortization of the deficiency notes from SCMI that were consolidated. The Secured Notes required the originating company to make monthly payments equal to the greater of (1) principal and interest amortized over 180 months and 264 months, respectively, or (2) the amount of any distributions paid to the originating company with respect to the pledged Class C and EIA units.  Effective, October, 2007, the recourse loans were modified to accommodate the anticipated increases in principal balances throughout the remaining liquidation periods of the underlying assets, suspended the principal component of the amortized loans for the period of July 2007 through June 2009, and reduced the interest rate from 10% to 6%. The above modifications have been extended through December 31, 2011. Management has accounted for these as loan modifications in the normal course of business, and not as a troubled debt restructuring, as the underlying collateral value exceeds the outstanding loan amounts, the modifications did not include an extension of the debt’s original contractual maturity or expected duration, the borrowers and guarantors have obtained third party financing at current market rates, the modified rate represents a premium over current market rates and the risk characteristics of the third party debt obtained is similar to the modifies debt. The Company expects to receive full repayment under the loans.

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

Historical Performance

Management also considers historical cash flows and payment history to make an assessment of the collectability of the obligations. The table below depicts the historical cash flows for each obligor and the payment history under its obligation for the years ended December 31, 2011, 2010 and 2009. To date, the obligors have met all of their financial obligations to the Company.

64

	2011		2010		2009
Obligor	Cash Flow	Payments	Cash Flow	Payments	Cash Flow	Payments
UMTH (2),(3)	$3,250,783	$1,506,553	$1,239,553	$9,171	$404,355	$1,151,052
UDF (2),(4)	$9,202,636	$-	$9,959,457	$20,000	$24,705,768	$4,451,240
CRG (1)	$-	$-	$68,801	$68,801	$273,157	$273,157
RAFC (1)	$-	$-	$101,627	$101,627	$398,170	$398,170
SCMI (1)	$300,000	$-	$353,442	$53,442	$512,024	$212,024
Wonder (1)	$-	$-	$30,030	$30,030	$119,234	$119,234

(1)	Unaudited.
(2)	Audited.
(3)	Represents available cash flow for debt service and distributions. UMTH generates cash flow that is used to service the UMTHLC Deficiency Note and the Recourse obligations.
(4)	Represents principal payment proceeds received by UDF from its borrowers. These receipts are the sources used by UDF to repay its line of credit payable to the Company.

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

The following table summarizes the affiliate lines of credit receivable as of December 31, 2011 and 2010:

	2011	2010
UDF I	$5,863,000	$5,143,000
UDF III Economic Interest Participation Agreement	65,504,000	57,051,000
UMTH LC	6,990,000	7,520,000
Balance, end of year	$78,357,000	$69,714,000

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

M. SUBSEQUENT EVENTS

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

Related Party Receivables

The following table summarizes our related party loans and obligations and corresponding outstanding balances as of December 31, 2011 and 2010. The amounts shown in the table below are included in the consolidated balance sheets.

	2011	2010	Collateral
Interim loans, related parties
UMTHLC	$870,949	$8,046,198	Real estate
RAFC	16,448,641	16,592,192	Real estate
Total	$17,319,590	$24,638,390
Lines of credit receivable, related parties
UDF I	$5,863,024	$5,143,004	Land development loans & equity investments
UDF I (UDF III Economic interest participation agreement)	65,503,661	57,050,973	Land development loans & equity investments
UMTHLC	6,990,096	7,520,284	Real estate
Total	$78,356,781	$69,714,261
Recourse obligations, related parties
CRG	$4,470,793	$4,420,434	Pledge of equity interests & limited guaranty
RAFC	8,451,488	8,458,077	Pledge of equity interests & limited guaranty
SCMI	3,480,792	3,480,792	Pledge of equity interests & limited guaranty
RAFC/Wonder	1,958,637	1,961,870	Pledge of equity interests & limited guaranty
Total	$18,361,710	$18,321,173
Deficiency note, related party
UMTHLC	$29,507,820	$12,739,093	Guaranty

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

In making these loans, we considered a number of factors to preserve and enhance our ability to be repaid. The security for the Recourse Obligations of CRG, RAFC and SCM consists of pledges of each affiliate’s respective Class C, Class D, and Class EIA ownership units in UMTH. This collateral represents capital shares in UMTH and is eligible for, and receives, quarterly distributions from UMTH. Class C and EIA units are entitled to a total distribution of $1,000 per unit and the value of the C and EIA unit collateral is determined through multiplying the number of pledged units remaining times $1,000. Class D units are entitled to perpetual distributions and are valued using a discounted cash flow (“DCF”) model that is reviewed and updated each quarter. The integrity of the C, D and EIA unit collateral is determined by the distribution priority given to each unit by the UMTH general partner and the reliability of forecasted distributions. Security for the Recourse Obligation of Wonder consists of a limited indemnification agreement in the initial amount of $1,134,000. The table below depicts the remaining collateral value securing the Recourse Obligations at December 31, 2011.

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

Through September 2007, the Secured Notes incurred interest at a rate of 10% per annum. The CRG, RAFC, and RAFC/Wonder Secured Notes amortize over 15 years. The SCMI Secured Note amortizes over approximately 22 years, which was the initial amortization of the deficiency notes from SCMI that were consolidated. The Secured Notes required the originating company to make monthly payments equal to the greater of (1) principal and interest amortized over 180 months and 264 months, respectively, or (2) the amount of any distributions paid to the originating company with respect to the pledged Class C and EIA units.  Effective, October, 2007, the recourse loans were modified to accommodate the anticipated increases in principal balances throughout the remaining liquidation periods of the underlying assets, suspended the principal component of the amortized loans for the period of July 2007 through June 2009, and reduced the interest rate from 10% to 6%. The above modifications have been extended through December 31, 2011. Management has accounted for these as loan modifications in the normal course of business, and not as a troubled debt restructuring, as the underlying collateral value exceeds the outstanding loan amounts, the modifications did not include an extension of the debt’s original contractual maturity or expected duration, the borrowers and guarantors have obtained third party financing at current market rates, the modified rate represents a premium over current market rates and the risk characteristics of the third party debt obtained is similar to the modifies debt. The Company expects to receive full repayment under the loans.

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

Historical Performance

Management also considers historical cash flows and payment history to make an assessment of the collectability of the obligations. The table below depicts the historical cash flows for each obligor and the payment history under its obligation for the years ended December 31, 2011, 2010 and 2009. To date, the obligors have met all of their financial obligations to the Company.

85

	2011		2010		2009
Obligor	Cash Flow	Payments	Cash Flow	Payments	Cash Flow	Payments
UMTH (2),(3)	$3,250,783	$1,506,553	$1,239,553	$9,171	$404,355	$1,151,052
UDF (2),(4)	$9,202,636	$-	$9,959,457	$20,000	$24,705,768	$4,451,240
CRG (1)	$-	$-	$68,801	$68,801	$273,157	$273,157
RAFC (1)	$-	$-	$101,627	$101,627	$398,170	$398,170
SCMI (1)	$300,000	$-	$353,442	$53,442	$512,024	$212,024
Wonder (1)	$-	$-	$30,030	$30,030	$119,234	$119,234

(1)	Unaudited.
(2)	Audited.
(3)	Represents available cash flow for debt service and distributions. UMTH generates cash flow that is used to service the UMTHLC Deficiency Note and the Recourse obligations.
(4)	Represents principal payment proceeds received by UDF from its borrowers. These receipts are the sources used by UDF to repay its line of credit payable to the Company.

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

The following table summarizes the affiliate lines of credit receivable as of December 31, 2011 and 2010:

	2011	2010
UDF I	$5,863,000	$5,143,000
UDF III Economic Interest Participation Agreement	65,504,000	57,051,000
UMTH LC	6,990,000	7,520,000
Balance, end of year	$78,357,000	$69,714,000

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 28, 2013.

UNITED MORTGAGE TRUST

By:	/S/STUART DUCOTE
Stuart Ducote, President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/CHUCK GILLIS	Independent Trustee	June 28, 2013
Chuck Gillis

/S/MICHELE A. CADWELL	Independent Trustee	June 28, 2013
Michele A. Cadwell

/S/PHILLIP K. MARSHALL	Independent Trustee	June 28, 2013
Phillip K. Marshall

/S/ROGER C. WADSWORTH	Independent Trustee	June 28, 2013
Roger C. Wadsworth

/S/LESLIE WYLIE	Independent Trustee	June 28, 2013
Leslie Wylie

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of September 1, 2005, among the Company, UMT Holdings, L.P. and UMT Services, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K/A filed February 12, 2006.
2.2	First Amendment to Agreement and Plan of Merger, entered into as of February 10, 2006, by and among the Company, UMT Holdings, L.P. and UMT Services, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on February 16, 2006.)
3.1	Form of Second Amended Restated Declaration of Trust	*
3.2	Bylaws of the Company	*
4.1	Form of certificate representing the shares	*
4.2	Dividend Reinvestment Plan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 19, 2009.	**
4.3	Description of Share Repurchase Program (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 19, 2009)	**
4.4	Amended Share Redemption Plan and Dividend Reinvestment Plan (filed as Exhibit 99.1 to Form 8-K filed June 1, 2010 and incorporated herein by reference)
10.1	Advisory Agreement dated August 14, 2006 between the Company and UMTH General Services, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed August 16, 2006)
10.5	Form of Mortgage Servicing Agreement between the Company and South Central Mortgage, Inc., at a later date assigned to Prospect Service Corp.	*
10.7	Revolving Loan Agreement dated November 8, 2004 between the Company and Texas Capital Bank, N.A.	##
10.8	Fourth Amendment to Revolving Loan Agreement dated November 8, 2004 between the Company and Texas Capital Bank, N.A. together with Promissory Note and Amended and Restated Guaranty (incorporated by reference from the Company’s Current Report on Form 8-K/A filed August 2, 2006.)
10.9	Second Amended Secured Line of Credit Promissory Note and Security Agreement between the Company and United Development Funding, L.P. dated June 20, 2006 (incorporated by reference from the Company’s Current Report on Form 8-K filed June 21, 2006)
10.10	Subordination Agreement between the Company and Textron Financial Corporation dated as of June 14, 2006 incorporated by Reference from the Company’s Current Report on Form 8-K filed June 21, 2006)
10.11	Secured Variable Amount Promissory Note dated December 31, 2005 issued by Capital Reserve Group, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K filed March 31, 2006)
10.12	Secured Variable Amount Promissory Note dated December 31, 2005 issued by South Central Mortgage, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K filed March 31, 2006)
10.13	Secured Variable Amount Promissory Note dated December 31, 2005 issued by Ready America Funding Corp. (incorporated by reference from the Company’s Current Report on Form 8-K filed March 31, 2006)
10.14	Form of Assignment of Limited Partnership Interest as Collateral Dated December 31, 2005 between the Company and Capital Reserve Group, Inc., South Central Mortgage, Inc., Ready America Funding Corp. and WLL, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed March 31, 2006)
10.15	Guaranty dated December 31, 2005 between the Company and Ready Mortgage Corp. (incorporated by reference from the Company’s Current Report on Form 8-K filed March 31, 2006)
10.16	Guaranty dated December 31, 2005 between the Company and WLL, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed March 31, 2006)
10.17	Guaranty dated December 31, 2005 between the Company and UMT Holdings, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed March 31, 2006)
10.18	Intercreditor and Subordination Agreement dated December 31, 2005 between the Company and UMT Holdings, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed March 31, 2006)
21	Subsidiaries of the Registrant (filed herewith)

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
23.2	Consent of Independent Registered Public Accounting Firm relating to the financial statements of UMT Holdings, L.P. (filed herewith)
23.3	Consent of Independent Registered Public Accounting Firm relating to the financial statements of United Development Funding, L.P. (filed herewith)
99.1	Financial Statements of UMT Holdings, L.P.
99.2	Financial Statements of United Development Funding, L.P.

101.INS**	XBRL Instance Document (furnished herewith)
101.SCH**	XBRL Taxonomy Extension Schema Document (furnished herewith)

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

The exhibits marked with “*” are incorporated by reference from the Company's Registration Statement on Form S-11 (File No. 333-10109) that was declared effective on March 5, 1997. The exhibit marked with “**” is incorporated by reference from the Company's registration statement on Form S-11 (File No. 333-56520) that was declared effective on June 4, 2001.  The exhibit marked “***” is incorporated by reference from the Company’s Report on Form 10-K/A for the period ending December 31, 2000. The exhibit marked “#” is incorporated by reference from the Company’s Report on Form 10-Q for the period ending June 30, 2001. The Exhibit marked “##” is incorporated by reference from the Company’s Report on Form 10-K/A for the period ending December 31, 2004.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

