Form 10-Q
period 2013-06-30
UNITED MORTGAGE TRUST
filed 2013-08-14
CIK 101390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the Registrant’s shares of beneficial interest, par value $0.01 per share, as of the close of business on August 14, 2013 was 6,436,468.

UNITED MORTGAGE TRUST

INDEX

PART I - FINANCIAL INFORMATION

UNITED MORTGAGE TRUST

CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Cash and cash equivalents	$1,003,833	$236,213

Mortgage investments:
Investment in trust receivable	742,370	905,659
Investment in residential mortgages	834,404	4,266,646
Interim mortgages, related parties	16,284,125	16,285,448
Interim mortgages	35,886	35,886
Allowance for loan losses	(128,052)	(314,277)
Total mortgage investments	17,768,733	21,179,362

Lines of credit receivable, related parties	86,288,835	88,947,361
Lines of credit receivable	10,850,427	4,744,680
Accrued interest receivable	1,500,447	1,481,128
Accrued interest receivable, related parties	9,125,627	10,829,825
Reserves - accrued interest receivable	(3,089,729)	(2,974,458)
Recourse obligations, related parties	18,283,138	18,499,829
Real estate owned, net	7,421,283	8,192,368
Deficiency notes	6,121,525	6,121,525
Deficiency note, related party	29,319,396	29,958,940
Allowance for loan losses - deficiency notes	(2,671,632)	(2,246,632)
Other assets	344,239	304,426
Total assets	$182,266,122	$185,274,567

Liabilities and Shareholders’ Equity
Liabilities:
Dividend payable	$311,000	$311,000
Lines of credit payable	6,908,346	6,988,297
Accounts payable and accrued liabilities	602,353	772,944
Accounts payable and accrued liabilities, related parties	423,081	3,054,856
Participation payable, related party	72,025,773	74,699,299
Notes payable	6,405,237	2,503,288
Total liabilities	86,675,790	88,329,684

Commitments and contingencies

Shareholders' equity:
Shares of beneficial interest; $0.01 par value; 100,000,000 shares authorized; 8,352,938 and 8,345,381 shares issued in 2013 and 2012, respectively; and 6,436,949 and 6,439,531 outstanding in 2013 and 2012, respectively	83,529	83,454
Additional paid-in capital	147,637,729	147,523,983
Cumulative distributions in excess of earnings	(15,182,714)	(13,867,594)
	132,538,544	133,739,843
Less treasury stock of 1,915,989 and 1,905,850 shares in 2013 and 2012, respectively, at cost	(36,948,212)	(36,794,960)
Total shareholders' equity	95,590,332	96,944,883
Total liabilities and shareholders' equity	$182,266,122	$185,274,567

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest Income:
Interest on loans - related parties	$1,306,918	$1,286,281	$2,417,468	$2,187,828
Interest on loans	301,643	242,815	529,388	516,539
Total interest income	1,608,561	1,529,096	2,946,856	2,704,367

Interest Expense:
Long term debt - related parties	26,998	29,925	55,282	58,854
Long term debt	188,532	176,117	355,299	335,682
Total interest expense	215,530	206,042	410,581	394,536
Net interest income	1,393,031	1,323,054	2,536,275	2,309,831

Provision for loan losses	357,265	240,000	877,348	420,000
Net interest income after provision for loan losses	1,035,766	1,083,054	1,658,927	1,889,831

Noninterest Expense
Trust administration fee - related parties	249,999	250,000	499,998	499,999
Loan servicing fee - related parties	1,219	5,068	2,921	10,718
General and administrative - related parties	19,464	19,494	38,344	38,498
General and administrative	296,838	317,220	566,845	598,731
Total noninterest expense	567,520	591,782	1,108,108	1,147,946

Net income	$468,246	$491,272	$550,819	$741,885

Net income per share of beneficial interest	$0.07	$0.08	$0.09	$0.12

Weighted average shares outstanding	6,437,165	6,439,559	6,437,872	6,439,080

Distributions per weighted share outstanding	$0.14	$0.14	$0.29	$0.29

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2013	2012
Operating Activities
Net income	$550,819	$741,885
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	877,348	420,000
Depreciation and amortization	7,950	6,883
Changes in assets and liabilities:
Accrued interest receivable, net	100,449	94,078
Accrued interest receivable, related parties	(881,864)	(1,114,722)
Other assets	(47,763)	116,118
Accounts payable and accrued liabilities	(170,591)	(246,686)
Accounts payable and accrued liabilities, related parties	(133,941)	(61,341)
Net cash provided by (used in) operating activities	302,407	(43,785)

Investing Activities
Principal receipts on trust receivables	52,113	135,802
Principal receipts on residential mortgages	1,912,629	46,457
Principal receipts on interim mortgages and deficiency notes, related parties	1,876,181	702,080
Investments in recourse obligations, related parties	(268)	-
Principal receipts from recourse obligations, related parties	264,947	6,315
Principal investments in lines of credit receivable, related parties	(15,000)	(319,270)
Principal investments in lines of credit receivable	(6,105,747)	(916,367)
Investments in real estate owned	(11,225)	(111,062)
Principal receipts from real estate owned	574,955	693,273
Net cash provided by (used in) investing activities	(1,451,415)	237,228

Financing Activities
Proceeds from issuance of shares of beneficial interest	113,821	234,746
Net borrowings (payments) on lines of credit payable	(79,951)	1,057,819
Proceeds from notes payable	5,100,000	1,372,000
Principal payments on notes payable	(1,198,051)	(700,602)
Purchase of treasury stock	(153,252)	(169,314)
Dividends	(1,865,939)	(1,865,988)
Net cash provided by (used in) financing activities	1,916,628	(71,339)

Net increase in cash and cash equivalents	767,620	122,104
Cash and cash equivalents at beginning of period	236,213	363,561
Cash and cash equivalents at end of period	$1,003,833	$485,665

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$261,768	$265,474

Non-Cash Financing and Investing Activity
Transfers of loans to foreclosed properties or recourse obligations	$308,131	$110,476
(Increase) decrease participation accrued interest receivable, related parties	$(2,673,526)	$(4,572,693)
Increase (decrease) participation accrued interest payable, related parties	$2,673,526	$4,572,693
(Increase) decrease participation receivable, related parties	$2,497,833	$-
Increase (decrease) participation payable, related parties	$(2,497,833)	$-
(Increase) decrease accrued interest receivable, related parties	$83,732	$159,828
(Increase) decrease interim mortgages & deficiency notes, related parties	$(1,235,314)	$(394,497)
(Increases) decreases in real estate owned	$891,439	$666,328
(Increase) decrease interim mortgages & deficiency notes	$-	$(556,872)
(Increase) decrease recourse note, related parties	$(47,988)	$125,213

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

2. Basis of Presentation

The Company follows the accounting for subsidiaries as set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 Consolidations. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, in which the Company has a controlling financial interest: UMT HF, UMT HF II, UMT HF III, UMT LT Trust, UMT Properties, LP, URHF and UMT 15th Street, LP. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X adopted by the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2012, included in our Annual Report on Form 10-K filed with the SEC on April 15, 2013. Operating results for the six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. Certain prior period amounts have been reclassified to conform to current period presentation.

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

As of June 30, 2013, the Company had two deficiency notes with non-affiliates in the total amount of approximately $6,122,000. One note in the amount of approximately $1,725,000 bears interest at a rate of 14% per annum. The second note in the amount of approximately $4,397,000 has a loss reserve of approximately $2,672,000. The Company does not accrue interest on this note as the underlying collateral value approximates the note balance, net of reserves.

As of December 31, 2012, the Company had two deficiency notes with non-related parties in the amount of approximately $6,122,000. One note in the amount of approximately $1,725,000 bears interest at a rate of 14% per annum. The second note is in the amount of approximately $4,397,000 has a loss reserve of approximately $2,247,000. The Company does not accrue interest on this note as the underlying collateral value approximates the note balance, net of reserves.

As of December 31, 2007, UMTHLC issued to the Company a variable amount promissory note in the amount of $5,100,000 to evidence its deficiency obligations to the Company.  The initial principal amount of the note was approximately $1,848,000. The principal balance as of June 30, 2013 and December 31, 2012 was approximately $29,319,000 and $29,959,000, respectively. The principal balance will fluctuate from time to time based on the underlying loan activity and the amount of deficiencies realized by the related party.  Effective January 2011, the deficiency note was modified and the interest rate was reduced from 10% to 6%. Management has accounted for this loan modification as a modification in the normal course of business and not as a troubled debt restructuring as the borrowers and guarantors have obtained third party financing at current market rates, the modified rate represents a premium over current market rates, the risk characteristics of the third party debt obtained is similar to the modified debt, the loan’s original contractual maturity or expected duration was not extended and the Company expects to receive full payment under the loan. The note requires monthly principal and interest payments based on a ten-year amortization for the outstanding principal balance.  The note is secured by a limited guaranty by UMTHGS, the Advisor, of a monthly amount not to exceed 33% of the advisory fee received by UMTHGS under the terms of its advisory agreement with the Company.

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

2) UMTHLC is a Delaware limited partnership, and subsidiary of UMTH.  The Company has loaned money to UMTHLC so it can make loans to its borrowers. The loans are collaterally assigned to the Company as security for the promissory note between UMTHLC and the Company. On March 26, 2009, the Company executed a secured line of credit promissory note with UMTHLC in the amount of $8,000,000. The note bears interest at 12.50% per annum, had an original maturity date of March 26, 2012 and is secured by first lien mortgage interests in single family residential properties. Effective March 2012, the promissory note’s maturity date was extended to September 30, 2012. The Company is negotiating a further extension of this loan with UMTHLC on similar terms. The outstanding balance on this line of credit at June 30, 2013 and December 31, 2012 was approximately $7,577,000 and $7,561,000, respectively.

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

4) RAFC is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter. RAFC is in the business of financing interim loans for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors. The Company continues to directly fund obligations under one existing RAFC loan, which was collaterally assigned to the Company, but does not fund new originations. The unpaid principal balance of the loans at June 30, 2013 and December 31, 2012 was approximately $16,284,000 and $16,286,000, respectively.

5) Wonder Funding, LP (“Wonder”) is a Delaware limited partnership that is owned by RMC. RMC is beneficially owned by Craig Pettit, a partner of UMTH and the sole proprietor of two companies that own 50% of RAFC. Wonder is in the business of financing interim loans for the purchase of land and the construction of single family homes and the purchase and renovation of single family homes. The Company has ceased funding any new originations. As of June 30, 2013 and December 31, 2012, respectively, all remaining obligations owed by Wonder to the Company are included in the recourse obligations discussed below.

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

Name	Initial principal amount	Balance at June 30, 2013	Promissory Note principal amount (2)	Units/ indemnification pledged as security	C Units distributed during 2013	Units/ indemnification remaining	Estimated Collateral Value (3)
CRG	$2,725,442	$4,521,416	$4,300,000	4,984 Class C and 2,710 Class D	125	2,427 Class C and 2,710 Class D	$4,415,000
RAFC	$3,243,369	$8,336,623	$7,100,000	11,228Class C & 6,659 Class D	452	8,758 Class C & 6,659 Class D	$10,388,000
SCMI	$3,295,422	$3,450,842	$3,488,643	4,545 Class C and 3,000 Class D	51	992 Class C and 3,000 Class D	$3,406,000
RAFC / Wonder(1)	$1,348,464	$1,974,257	$1,400,000	1,657 Class C	77	1,493 Class C	$1,493,000
Wonder Indemnification (1)	n/a	n/a	n/a	$1,134,000	-	$822,000	$822,000
Totals	$10,612,697	$18,283,138	$16,288,643				$20,524,000

(1)	Wonder is collateralized by an indemnification agreement from RMC in the original amount of $1,134,000, of which approximately $822,000 remains, and the pledge of 3,870 C Units. 2,213 of the pledged C Units also cross-collateralize the RAFC obligation.

(2)	The CRG, RAFC and Wonder balances at June 30, 2013, exceeded the stated principal amount per their variable Secured Notes by approximately $221,000, $1,237,000 and $574,000, respectively. Per the terms of the Secured Notes, the unpaid principal balance may be greater or less than the initial principal amount of the note and is not considered an event of default. The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the Unpaid Principal Balance (“UPB”) than originally anticipated and outpaced the minimum principal reductions scheduled for the loans.

(3)	Estimated collateral value reflects pledge of C, D and EIA units of limited partnership interest of UMTH held by WLL, Ltd., RAFC and KLA, Ltd. UMTH D units represent equity interests in UMT Holdings, LP. Pledge of the UMTH D units entitles the beneficiary to a pro-rata share of UMTH partnership D unit cash distributions.

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

The Secured Notes have also been guaranteed by the following entities under the arrangements described below, all of which are dated effective December 31, 2005:

-	UMT Holdings. This guaranty is limited to a maximum of $3,348,549 of all amounts due under the Secured Notes.

-	WLL, Ltd., an affiliate of CRG. This guaranty is of all amounts due under Secured Note from CRG, is non-recourse and is secured by an assignment of 2,492 Class C Units and 1,355 Class D units of limited partnership interest of UMT Holdings held by WLL, Ltd.

-	RMC. This guaranty is non-recourse, is limited to 50% of all amounts due under the Secured Note from RAFC and is secured by an assignment of 3,870 Class C units of limited partnership interest of UMT Holdings.

-	Wonder. Wonder Funding obligations are evidenced by a note from RAFC (RAFC/Wonder Note) and are secured by a pledge of a certain Indemnification Agreement given by UMTH to RAFC and assigned to UMT in the amount of $1,134,000, which amount is included in the UMTH limited guarantee referenced above.

-	SCMC. This guaranty is limited to a maximum of $2,213,000 due under the Secured Note from RAFC and is secured by an assignment of 2,213 Class C units of limited partnership interest of UMT Holdings.

-	KLA, Ltd. KLA has given the following limited guaranties: (1) Guaranty of obligations of SCMI under the First Amended and Restated Secured Variable Amount Promissory Note to the Company dated as of October 1, 2007 with a then current principal balance of $3,472,073 and is secured by an assignment of 3,000 of Guarantor’s Class D units of partnership interest in UMT Holdings, L.P. (2) Guaranty of obligations of CRG under the First Amended and Restated Secured Variable Amount Promissory Note dated as of October 1, 2007 with a then current principal balance of $4,053,799 and is secured by a pledge of 1,355 of Guarantor’s Class D units of partnership interest in UMTH.

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

These loans were reviewed by management and no loss reserves on principal amounts are deemed necessary at June 30, 2013.

7) On June 20, 2006, the Company entered into a Second Amended and Restated Secured Line of Credit Promissory Note as modified by an amendment effective September 1, 2006 - (the "Amendment") with UDF, a Nevada limited partnership that is affiliated with the Company's Advisor, UMTHGS.  The Amendment increased an existing revolving line of credit facility ("Loan") to $45 million. The purpose of the Loan is to finance UDF's loans and investments in real estate development projects. On September 19, 2008, UMT entered into an Economic Interest Participation Agreement with UDF III pursuant to which UDF III purchased (i) an economic interest in the $45,000,000 revolving credit facility (“Loan”) from UMT to UDF I and (ii) a purchase option to acquire a full ownership participation interest in the Loan (the “Option”). On July 29, 2009, our trustees approved an amendment to increase the revolving line of credit facility to an amount not to exceed $60,000,000. Effective December 31, 2010, the loan was extended for a period of one year and the loan amount was increased from $60,000,000 to $75,000,000. Effective December 31, 2012, the loan was extended for a period of one year and the loan amount was increased from $75,000,000 to $82,000,000 and matures on December 31, 2013.

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

The Option gives UDF III the right to convert its economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Loan and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while UDF III owns an economic interest in the UMT Loan.  If UDF III exercises its Option and acquires a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UDF III and UMT will participate in the control and management of the UMT Loan. At June 30, 2013 and December 31, 2012, UDF III had funded approximately $72,026,000 and $74,700,000, respectively, to UDF under the Economic Interest Participation Agreement. UMT had funded approximately $6,686,000, to UDF under this agreement at both June 30, 2013 and December 31, 2012, respectively.

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

The following table summarizes the related party lines of credit receivable as of June 30, 2013 and December 31, 2012:

	2013	2012
UDF I	$6,686,000	$6,686,000
UDF III Economic Interest Participation Agreement	72,026,000	74,700,000
UMTH LC	7,577,000	7,561,000
Balance, end of period	$86,289,000	$88,947,000

8) Loans made to affiliates of the Advisor. Below is a table of the aggregate principal amount of mortgages funded during the quarters ended June 30, 2013 and 2012, respectively, to the companies affiliated with the Advisor, and named in the table and aggregate amount of draws made by UDF under the line of credit, during the two quarters indicated:

Related Party Company	2013	2012
UMTHLC	$15,000	$332,000

9) As of August 1, 2006, (now subject to an Advisory Agreement effective January 1, 2009) the Company entered into an Advisory Agreement with UMTHGS. Under the terms of the agreement, UMTHGS is paid a monthly trust administration fee. The fee is calculated monthly depending on the Company’s annual distribution rate, ranging from 1/12th of 1% up to 1/12th of 2% of the amount of average invested assets per month.  During the three months ending June 30, 2013 and June 30, 2012 the expenses for the Company’s Advisor were approximately $250,000 in both periods and actual payments made were approximately $297,000 and $47,000. During the six months ended June 30, 2013 and June 30, 2012, the expenses for the Company’s Advisor were approximately $500,000 and actual payments made were approximately, $616,000 and $421,000, respectively. The Advisor and its affiliates are also entitled to reimbursement of costs of goods, materials and services obtained from unaffiliated third parties for the Company’s benefit, except for note servicing and for travel and expenses incurred in connection with efforts to acquire investments for the Company or to dispose of any of its investments. The Company paid the Advisor approximately $19,000 in both three month periods ending June 30, 2013 and June 30, 2012, as reimbursement costs, and during the six months ending June 30, 2013 and June 30, 2012, the Company paid the Advisor approximately $38,000 as reimbursement for costs, associated with providing shareholder relations activities, respectively.

The agreement also provides for a subordinated incentive fee equal to 25% of the amount by which the Company’s net income for a year exceeds a 10% per annum non-compounded cumulative return on its adjusted contributions. No incentive fee was paid during 2013 or 2012. In addition, for each year in which it receives a subordinated incentive fee, the Advisor will receive a 5-year option to purchase 10,000 Shares at a price of $20.00 per share (not to exceed 50,000 shares). As of June 30, 2013, the Advisor has not received options to purchase shares under this arrangement.

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

The Advisory Agreement also provides for the Company to pay to the Advisor, or an Affiliate of the Advisor, a debt placement fee.  The Company may engage the Advisor, or an Affiliate of the Advisor, to negotiate lines of credit on behalf of the Company.  UMT shall pay a negotiated fee, not to exceed 1% of the amount of the line of credit secured, upon successful placement of the line of credit. During both the three and six months ended June 30, 2013 and June 30, 2012, the Company paid no debt placement fees to an affiliate of the Advisor, while expensing approximately $8,000 in the three months ending June 30, 2013 and June 30, 2012, and expensing approximately $15,000 in the six months ended June 30, 2013, and June 30, 2012, respectively. These fees are amortized monthly, as an adjustment to interest expense, over the term of the credit facility agreements described in Note 6.

10) The Company pays loan servicing fees to PSC, a subsidiary of UMTH, under the terms of a Mortgage Servicing Agreement. The Company paid loan servicing fees of approximately $1,000, and $5,000 during the three months ended June 30, 2013, and June 30, 2012, and approximately $3,000, and $11,000, during the six months ended June 30, 2013 and June 30, 2012, respectively.

11) The Company pays “guarantee” credit enhancement fees to UDF III, an affiliate, as specified under the terms of the UDF Guarantee agreement. During the three months ended June 30, 2013 and June 30, 2012, the Company made payments in the amounts of approximately $20,000 and $16,000 and during the six months ended June 30, 2013, and June 30, 2012, the Company paid credit enhancement fees of approximately $40,000 and $17,000, respectively. In the three months ended June 30, 2013 and June 30, 2012 the credit enhancement expenses were approximately $19,000 and $22,000, respectively, and in the six months ended June 30, 2013 and June 30, 2012, the related credit enhancement expenses were approximately $40,000 and $43,000, respectively.

12) Affiliates UDF LOF, UDF IV and UDF X, are reimbursed for their degree of invested “participatory” interest in the Company’s construction loans, the degree of invested interest is not to exceed $2,000,000. The Company made payments of such participation interest, as a net amount against the construction loan interest, in the three months ended June 30, 2013 and June 30, 2012 of approximately $377,000, and $283,000, respectively, and in the six months ended June 30, 2013 and June 30, 2012, in the amounts of approximately $719,000 and $723,000, respectively.

13) The Company pays UMTH LD, administrative and origination fees, for the construction loans in which UDF affiliates take an invested interest in. The fees are withheld from construction draws funded to the borrower, and are in turn paid directly to UMTH LD. In the three months ended June 30, 2013 and June 30, 2012 payments were made for the above administrative and origination fees in the amounts of approximately $77,000, and $41,000, respectively, and in the six months ended June 30, 2013 and June 30, 2012, payments were made for the above administrative and origination fees in the amounts of approximately $131,000 and $110,000, respectively.

The table below summarizes the approximate payments associated with related parties for the three months ended June 30, 2013 and 2012:

Related Party Payments:
		For Three Months Ended
Payee	Purpose	June 30, 2013		June 30, 2012
UMTHGS	Trust administration fees	$ 297,000	94%	$ 47,000	71%
UMTHGS	General & administrative - Shareholder Relations	19,000	6%	19,000	29%
		316,000	100%	66,000	100%

PSC	Loan Servicing Fee	1,000	100%	5,000	100%

UDF III	Credit Enhancement Fees	20,000	100%	16,000	100%

UDF IV	Participation Interest Paid	377,000	100%	270,000	100%

UDF X	Participation Interest Paid	-	-	13,000	100%

UMTH LD	Admin and Origination Fees Paid	77,000	100%	41,000	100%

The table below summarizes the approximate expenses associated with related parties for the three months ended June 30, 2013 and 2012:

Related Party Expenses:
		For Three Months Ended
Payee	Purpose	June 30, 2013		June 30, 2012
UMTHGS	Trust administration fees	$ 250,000	93%	$ 250,000	93%
UMTHGS	General & administrative - Shareholder Relations	19,000	7%	19,000	7%
UMTHGS	General & administrative - Misc.	-	-	1,000	0%
		$ 269,000	100%	$ 270,000	100%

PSC	Loan Servicing Fee	1,000	100%	5,000	100%

UMTH	Debt Placement Fees	8,000	100%	8,000	100%

UDF III	Credit Enhancement Fees	19,000	100%	22,000	100%

The table below summarizes the approximate payments associated with related parties for the six months ended June 30, 2013 and 2012:

Related Party Payments:
		For Six Months Ended
Payee	Purpose	June 30, 2013		June 30, 2012
UMTHGS	Trust administration fees	$ 616,000	94%	$ 421,000	96%
UMTHGS	General & administrative - Shareholder Relations	38,000	6%	19,000	4%
		$ 654,000	100%	$ 440,000	100%

PSC	Loan Servicing Fee	$ 3,000	100%	$ 11,000	100%

UDF III	Credit Enhancement Fees	40,000	100%	17,000	100%

UDF IV	Participation Interest Paid	719,000	100%	700,000	100%

UDF X	Participation Interest Paid	-	-	23,000	100%

UMTH LD	Admin and Origination Fees Paid	131,000	100%	110,000	100%

The table below summarizes the approximate expenses associated with related parties for the six months ended June 30, 2013 and 2012:

Related Party Expenses:
		For Six Months Ended
Payee	Purpose	June 30, 2013		June 30, 2012
UMTHGS	Trust administration fees	$ 500,000	93%	$ 500,000	93%
UMTHGS	General & administrative - Shareholder Relations	38,000	7%	38,000	7%
UMTHGS	General & administrative - Misc.	-	-	1,000	0%
		$ 538,000	100%	$ 539,000	100%

PSC	Loan Servicing Fee	$ 3,000	100%	$ 11,000	100%

UMTH	Debt Placement Fees	15,000	100%	15,000	100%

UDF III	Credit Enhancement Fees	40,000	100%	43,000	100%

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

6. Lines of Credit Payable

During August 2009, the Company entered into a term line of credit facility with a bank for $5,000,000. The line of credit bears interest at prime plus one percent, with a floor of 5.5% and requires monthly interest payments. Principal and all unpaid interest will be due at maturity, which was originally August 29, 2012. Effective September 5, 2012, this term line of credit facility was renewed with the lender and the principal and all unpaid interest will be due at maturity, September 5, 2015. All other terms remain the same. The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit. The outstanding balance on this line of credit was approximately $4,488,000 and $3,609,000 at June 30, 2013 and December 31, 2012, respectively.

On May 27, 2011, the Company entered into a term line of credit facility with a bank for $4,300,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is May 27, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at June 30, 2013 and December 31, 2012 was approximately $2,085,000, and $3,111,000, respectively.

On October 26, 2011, the Company entered into a term line of credit facility with a bank for $5,000,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is October 26, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at June 30, 2013 and December 31, 2012, was approximately $335,000, and $269,000, respectively.

The Company was in compliance with all of its debt covenants as of June 30, 2013.

7. Notes Payable

In March, 2010, the Company sold two residential mortgage loans, with full recourse, to unaffiliated investors for approximately $169,000. These sales were accounted for as recourse borrowings. The notes require monthly principal and interest payments at a rate of 9.5% amortized over 30 years with all unpaid principal and interest due at maturity. One loan had a balance of approximately $69,000 at June 30, 2013 and approximately $70,000 at December 31, 2012, and matures on May 1, 2015. The other loan had a balance of approximately $96,000 at both June 30, 2013 and December 31, 2012, and matures on November 23, 2013. The total outstanding balance on these notes was approximately $165,000 and $166,000, at June 30, 2013 and December 31, 2012, respectively.

On April 21, 2010, the Company entered into a term loan credit facility with a bank for $1,600,000. The loan bears interest at prime plus one percent, with a floor of 7.0%, and requires monthly interest payments. Principal and all unpaid interest was due at maturity which was October 21, 2011. In December 2011, the term loan credit facility was extended through December 19, 2012, and the interest rate was reduced from 7.0% to 5.5%. In December 2012, the term loan credit facility was extended through February 18, 2014; all other terms remain the same. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at June 30, 2013 and December 31, 2012, was approximately $700,000 and $1,107,000, respectively.

On January 27, 2011, United Mortgage Trust initiated a private offering of Secured Subordinated Notes (“Notes,” to accredited investors “Note Holders”). The Notes are being offered through a wholly owned and consolidated subsidiary, UMT Home Finance II, L.P. (“HF II”). HF II is a Delaware limited partnership that was formed on November 29, 2010 as a Special Purpose Entity, for the purpose of originating and holding loans made to fund the acquisition of finished lots and the construction of single-family homes on the subject lots (“Loans”). HF II will issue up to $5 million in 7.5% Notes. The Notes will be secured by an undivided security interest on the pool of loans owned by HF II. The offering of the Notes is not registered under the Securities Act, in reliance upon the exemption from registration for non-public offerings provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933. As of June 30, 2013, approximately $4,875,000 was outstanding, and as of December 31, 2012, approximately $1,230,000 was outstanding. Approximately $1,165,000, $215,000, $490,000, $512,500, $1,347,500, $100,000, $75,000 $150,000, $50,000, $500,000, $130,000, $100,000 and $40,000 matures on, February 1, 2014, March 1, 2014, April 1, 2014, May 1, 2014, June 1, 2014, March 1, 2016, March 1, 2017, April 1, 2017, August 1, 2017, September 1, 2017, October 1, 2017, November 1, 2017 and January 1, 2018, respectively.

As of June 30, 2013, UMT had two Secured Subordinated Notes Payable (“Notes”) to various unrelated parties totaling approximately $665,000. These Notes bear interest at the rate of 7.5% per annum and require interest only payments on a monthly basis. These Notes are secured by an undivided security interest in the pool of construction loans funded for the construction of single-family homes by UMT Home Finance, L.P. a wholly owned and consolidated subsidiary of United Mortgage Trust and mature on June 1, 2014.

8. Share Redemption Program

There is currently no established public trading market for our shares. As an alternative means of providing limited liquidity for our shareholders, we maintain a Share Redemption Plan, (“SRP”).  Our trustees have the discretion to modify or terminate the SRP upon 30 days’ notice. Under the terms of our plan as modified and effective on May 1, 2009 (see below for a further description of the plan modifications), shareholders who have held their shares for at least one year are eligible to request that we repurchase their shares. In any consecutive 12 month period we may not repurchase more than 5% of the outstanding shares at the beginning of the 12 month period. The repurchase price is based on the “Net Asset Value” (NAV) as of the end of the month prior to the month in which the redemption is made. The NAV will be established by our Board of Trustees no less frequently than each calendar quarter. For reference, at June 30, 2013 and December 31, 2012, the NAV was $14.85 and $15.06 per share, respectively. Under the prior SRP terms, the redemption price was $20.00 per share. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests. A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that the request is made within 270 days after of the event giving rise to such exigent circumstances. Previously, there was no hardship exemption. Shares will be redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter will be carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Previously, shares were redeemed monthly. Repurchases are subject to cash availability and Trustee discretion. Previously, the SRP provided that repurchases were subject to the availability of cash from the DRIP or the Company’s credit line. We have also purchased a limited number of shares outside of our SRP from shareholders with special hardship considerations.

Share repurchases have been at prices between $14.92 and $20 per share. Shares repurchased at the lower price were 1) shares held by shareholders for less than 12 months or 2) shares purchased outside of our SRP. Our stated NAV at June 30, 2013 and December 31, 2012, was $14.85 and $15.06 per share, respectively.

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

Month	Total number of shares repurchased	Average Purchase Price	Total number of shares purchased as part of a publicly announced plan	Total number of shares purchased outside of plan
January	1,823	$15.14	1,823	-
February	2,385	$15.14	2,385	-
March	1,618	$15.14	1,618	-
April	1,662	$15.10	1,662	-
May	1,267	$15.00	1,267	-
June	1,384	$14.92	1,384	-
Totals	10,139	$15.12	10,139	-

9. Subsequent Events

On July 22, 2013, the Company entered into a term line of credit facility with a bank for $15,000,000. The loan bears interest at prime plus 1.5%, with a floor of 4.75%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is July 22, 2016. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The loan balance at August 14, 2013 was $0. On July 31, 2013, the Company paid a loan origination fee of $150,000 to the bank.

On July 22, 2013, the Company entered into a guaranty agreement (the “URHF Guaranty”) pursuant to which UDF IV guaranteed all amounts due associated with the $15 million revolving credit facility in which the Company agrees to pay UDF IV a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the above term line of credit facility at the end of each month.

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

General Investment Information

United Mortgage Trust (the “Company”) is a Maryland real estate investment trust that qualifies as a real estate investment trust (a “REIT”) under federal income tax laws. Our principal investment objectives are to invest proceeds from our dividend reinvestment plan, financing proceeds, capital transaction proceeds and retained earnings in following types of investments:

(i)	lines of credit and secured loans for the acquisition and development of single-family home lots, referred to as “Land Development Loans;”

(ii)	lines of credit and loans secured by developed single-family lots, referred to as “Finished Lot Loans;”

(iii)	lines of credit and loans secured by completed model homes, referred to as “Model Home Loans;”

(iv)	loans provided to entities that have recently filed for bankruptcy protection under Chapter 11 of the U.S. bankruptcy code, secured by a priority lien over pre-bankruptcy secured creditors, referred to as “Debtor in Possession Loans;”

(v)	lines of credit and loans, with terms of 18 months or less, secured by single family lots and homes constructed thereon, referred to as “Construction Loans;”

(vi)	to provide credit enhancements to real estate developers, homebuiders, land bankers and other real estate investors who acquire real property, subdivide real property into single-family residential lots, acquire finished lots and/or build homes on such lots referred to as “Credit Enhancements;”

(vii)	discounted cash flows secured by assessments levied on real property and

(viii)	senior or subordinate securities backed by finished lot loans and/or development loans referred to as “Securitizations.”

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

We will no longer purchase Interim Loans. We plan to continue to invest in Land Development Loans, Finished Lot Loans, Construction Loans and Model Home Loans because, 1) Land Development Loans, Construction Loans and Finished Lot Loans have provided us with suitable collateral positions, well capitalized borrowers and attractive yields; and, 2) Model Home Loans are expected to provide us with suitable collateral positions, well capitalized borrowers and attractive yields; and 3) Securitizations offer us the ability to leverage our investment in finished lot and development loans. As we phase out of Interim Loans and our secured, subordinated line of credit to UMTH Lending Company, L.P. we will increase the percentage of our portfolio invested in Land Development Loans, Finished Lot Loans, Model Home Loans, Debtor in Possession Loans, Construction Loans and Securitizations, until market conditions indicate the need for an adjustment of the portfolio mix.

The following table illustrates the percentage of our mortgage portfolio dedicated to each mortgage loan category as of June 30, 2013 and December 31, 2012:

Mortgage Category:	June 30, 2013	December 31, 2012
First lien secured interim mortgages 12 months or less and residential mortgages and contracts for deed	16%	19%
Secured interim mortgages and line of credit to UMTHLC	7%	6%
Land development loans	68%	71%
Finished lot loans	1%	2%
Construction loans	8%	2%

The following table summarizes mortgage loans by type and original loan amount held by United Mortgage Trust at June 30, 2013.

Description	No. of Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face amount of Mortgage (1)	Carrying amount of Mortgage (2)	Past Due Amounts (3)
Single family residential 1st mortgages and interim loans (5):
Original balance > $100,000	2	10% - 11%	11/24/11– 5/1/38	n/a	n/a	$276,886	$254,900	-
Original balance $50,000 - $99,999	74	8.5% - 12.75%	5/8/13 – 3/1/39	n/a	n/a	653,017	601,165	25,764
Original balance $20,000 - $49,999	140	9% - 14.5%	12/1/10 – 5/19/36	n/a	n/a	621,104	571,785	25,381
Original balance under $20,000	6	9% - 14.5%	12/1/11-9/1/31	n/a	n/a	61,653	56,758	188

First Lien secured interim mortgages
Ready America Funding (4)	9	14%	n/a	n/a	n/a	16,284,125	16,284,125	-

Secured, LOC to UMTH Lending Co., L.P. (4), (5)	1	12.5% - 13.5%	n/a	n/a	n/a	7,576,966	7,576,966	-

Land Development Loans
UDF III Economic Interest Participation	2	14%	12/31/10	n/a	n/a	78,711,869	78,711,869	-

Construction Loans	6	13%	10/28/10-6/10/2014	n/a	n/a	10,850,427	10,850,427	-
Totals	240					$115,036,047	$114,907,995	$51,333

(1)	Current book value of loans.

(2)	Net of allowance for loan losses on mortgage loans of $128,052 at June 30, 2013.

(3)	Principal amounts greater than thirty (30) days past due.

(4)	Lines of credit with Ready America Funding and UMTH Lending Co., L.P. are collateralized by 10 and 1 loans, respectively. Principal amounts due upon disposition of assets.

(5)	The Company has a first lien collateral position in these loans funded by the originator. The advances to the originator do not have specific maturity dates.

Below is a reconciliation and walk forward of mortgage loans, net of allowance for loan losses, for the six months ended June 30, 2013.

Balance at beginning of period	$114,871,403
Additions during period:
Investments in (collections of) principal	4,154,682
Deductions during period:
Other decreases - UDF III participation	(2,721,275)
Other decreases	(1,274,908)
Foreclosures	(308,132)
Other (net change in allowance for loan loss)	186,225
Balance at close of period	$114,907,995

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

We believe that the housing market has reached a bottom and continues to recover and strengthen. This recovery will continue to be regional in its early stages, led by those housing markets with stronger demand fundamentals and more balanced supplies of land and housing inventory. Nationally, the housing recovery has strengthened as excess inventories of new and existing homes have been absorbed, home affordability has been restored, home prices have begun to recover and consumer demand continues to improve. We believe that continued strengthening of the recovery depends on the continued recovery of the consumer. Nationally, we believe consumers continue to remain cautious due to uncertainty present in many economic sectors, particularly with regards to elevated unemployment and under-employment, low wage growth, slow economic growth and events associated with tightened federal fiscal policy, including tax rates, spending and federal policies. Additionally, continued economic weakness and fiscal tightening on the state and local levels associated with particular states most severely affected by the collapse of the housing bubble will likely continue to drag on consumer health and confidence in those markets.

Easing policies of the Federal Reserve, coupled with extensive price correction over the past several years, have restored housing affordability across the country. Our measurement of housing affordability is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, based on the average interest rate over the second quarter of 2013 and assuming an annual mortgage insurance premium of 80 basis points for private mortgage insurance, plus a cost that includes estimated property taxes and insurance for the home. Over the recent quarter, interest rates for a conventional, fixed-rate 30-year mortgage have risen from the record-lows experienced in the second half of 2012. As result, affordability has been reduced from levels experienced in 2012 as interest rates have risen from their record lows and home prices have begun to appreciate in most markets. However, even with such an increase in mortgage rates, we believe that home affordability remains high relative to historical standards, and the median income-earning family can still comfortably afford the median-priced home. In the short term, we believe that the recent increases in the 30 year fixed mortgage rate may quicken the return of consumer demand for new homes in anticipation of further increases in mortgage rates. Over the longer-term, significant increases in mortgage rates may cause homebuyers to reduce the size of the home that they purchase, but will likely not reduce the overall demand for new homes.

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

From a national perspective, ongoing credit constriction, a less robust economic recovery, continued elevated unemployment, and many consumers’ recent experience of housing price instability have made potential new home purchasers and real estate lenders cautious. As a result of these factors, the national housing market experienced a protracted decline, and the time necessary to correct the market likely means a corresponding slower recovery for the housing industry relative to historical trends. However, improving fundamentals such as the return of price inflation, continued high home affordability relative to historical levels, and continued inventory absorption indicate to us that the recovery will continue to gain strength in the coming quarters.

Nationally, the pace of new home sales rose during the second quarter of 2013 from the pace of sales in the first quarter of 2013. National fundamentals that drive home sales continue to improve in most markets and home affordability remains high, so we expect the pace of home sales will continue to increase in 2013. The U.S. Census Bureau reports that the sales of new single-family residential homes in June 2013 were at a seasonally adjusted annual rate of 497,000 units. This number is up approximately 38.1% year-over-year from the June 2012 estimate of 360,000.

Since bottoming in early 2009, single-family permits and starts have improved significantly. According to the U.S. Census Bureau, single-family homes authorized by building permits in June 2013 were at a seasonally adjusted annual rate of 624,000 units. This was an increase year-over-year of approximately 24.6% from the rate of 501,000 in June 2012. Single-family home starts for June 2013 stood at a seasonally adjusted annual rate of 591,000 units. This pace is up approximately 11.5% from the June 2012 estimate of 530,000 units. Such increases suggest to us that the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident at the bottom of the new homebuilding cycle.

The new home market is beginning to experience broad shortages of new home inventory. The seasonally adjusted estimate of new homes for sale at the end of June 2013 was 161,000, which is lower than any time since the U.S. Census Bureau began keeping records, excluding the most recent downturn. This number represents a short supply of 3.9 months at the June 2013 sales rate. Shortages of available new home inventory or finished lot inventory may become a headwind to demand in the near term by constraining the ability of potential home purchasers to find acceptable options or by prompting greater home price increases due to the imbalance between supply and demand, but we believe demand will continue to increase.

The primary factors affecting new home sales are home price stability, home affordability, and housing demand. Housing supply may affect both new home prices and the demand for new homes. When the supply of new homes exceeds new home demand, new home prices may generally be expected to decline. Also, home foreclosures cause the inventory of existing homes to increase, which may add additional downward price pressure on home prices. Declining new home prices may result in diminished new home demand as people postpone a new home purchase until such time as they are comfortable that stable price levels have been reached. The converse point is also true and equally important. When new home demand exceeds new home supply, new home prices may generally be expected to increase; and rising new home prices, particularly at or near the bottom of the housing cycle, may result in increased new home demand as people become confident in home prices and accelerate their timing of a new home purchase. We believe this point has been reached and expect the housing recovery to continue to accelerate over the coming quarters, led by those markets that did not participate in the housing bubble and which demonstrate stronger demand fundamentals.

The markets in which we invest continue to demonstrate healthy fundamentals. Annual new home starts in Austin outpaced sales 9,826 versus 8,880, with annual new home sales rising year-over-year by approximately 23.3% from the second quarter of 2012 to the second quarter of 2013. Annual new home starts in San Antonio outpaced sales 8,445 versus 8,068, with annual new home sales increasing year-over-year by approximately 13.8%. Annual new home starts in Dallas-Fort Worth outpaced sales 20,384 versus 18,098, with annual new home sales increasing year-over-year by approximately 18.1%. All numbers are as released by Metrostudy, a leading provider of primary and secondary market information.

According to the Real Estate Center at Texas A&M University, existing housing inventory levels are constrained, and we believe that such inventory constraint is likely contributing to home appreciation. As of June 2013, the number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth, Lubbock and San Antonio was 2.9 months, 3.3 months, 2.9 months, 3.6 months, 3.6 months and 5.2 months, respectively. A 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market. Through June 2013, the number of existing homes sold to date in (a) Austin was 14,654, up 20% year-over-year; (b) San Antonio was 11,506, up 17% year-over-year; (c) Houston was 38,929 up 21% year-over-year; (d) Dallas was 29,095, up 20% year-over-year; (e) Fort Worth was 5,218, up 18% year-over-year; and (f) Lubbock was 2,021 up 25% year-over-year.

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

Outlook

We believe that the housing market has reached a bottom and continues to recover and strengthen. This recovery will continue to be regional in its early stages, led by those housing markets with stronger demand fundamentals and more balanced supplies of land and housing inventory. We believe that United Mortgage Trust has been active in monitoring current market conditions and in implementing various measures to manage our risk and protect our return on our investments by shifting our portfolio to investments that are less directly sensitive to the adverse market conditions and that produce higher yields and by aggressively liquidating non-performing loans. Based on that assessment, we do not anticipate a significant disruption to our normal business operations. Nevertheless, our assessments inherently involve predicting future events and we cannot be sure of the length or extent of the current credit crisis and if it continues over an extended period of time, or if its severity increases, its impact on the economy as a whole and on the housing and mortgage lending market could cause us to suffer a higher level of delinquencies and losses than we are currently predicting and result in a material adverse impact on our business. Nationally, we believe consumers continue to remain cautious due to uncertainty present in many economic sectors, particularly with regards to elevated unemployment and under-employment, low wage growth, slow economic growth and events associated with tightened federal fiscal policy, including tax rates, spending and federal policies. Nationally, the housing recovery has strengthened as excess inventories of new and existing homes have been absorbed, home affordability has been restored, home prices have begun to recover and consumer demand continues to improve. continued economic weakness and fiscal tightening on the state and local levels associated with particular states most severely affected by the collapse of the housing bubble will likely continue to drag on consumer health and confidence in some markets.

Interim Loan Portfolio Overview

Overall recovery of the single family housing industry is likely to be prolonged and we believe that a pragmatic and pro-active approach to managing our interim loan credits will allow us to maximize repayments and properly report asset values. In consideration of the above, we have:

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND JUNE 30, 2012

Revenues

Revenues for the three months ended June 30, 2013, were approximately $1,609,000 compared to approximately $1,529,000 for the comparable period in the prior year. This increase of approximately $80,000 was due partially to the recognition of approximately $381,000 of interest income for the recourse notes in the second quarter 2013, an increase of $5,000 from the prior year, an increase of approximately $12,000 of interest earned on the UMTHLC line of credit, an increase of approximately $26,000 of interest income earned from the UDF line of credit, and an increase in the construction and lot loan banking portfolio of approximately $140,000 compared to the same period in the prior year. These amounts were partially offset by decreases in interest income earned of approximately $19,000, and $81,000 on the UMTHLC interim loan portfolio and the residential mortgage loan portfolio, respectively. These decreases were due to lower outstanding balances in these loan categories during the three months ended June 30, 2013 compared to the same period in the prior year. Revenues from interim loans accounted for approximately 15% of revenues for the three months ended June 30, 2013 compared to 16% in the same period in the prior year. The decline in our interim portfolio was a function of our intention to cease the origination of and reduce our investment in interim loans.

Revenues for the six months ended June 30, 2013, were approximately $2,947,000 compared to approximately $2,704,000 for the comparable period in the prior year. This net increase of approximately $243,000 was due primarily to an increase in the recognition of interest income from the recourse notes of approximately $180,000, an increase in interest income earned on the UMTHLC Deficiency Note of approximately $10,000, an increase in UMTHLC line of credit interest income of approximately $28,000, an increase of approximately $56,000 in the interest income earned on the UDF line of credit and an increase in interest income from the construction and lot banking portfolio of approximately $179,000, respectively. The increases were partially offset by decreases in interest income earned of approximately $49,000, and $167,000 on the UMTHLC interim loan portfolio, and residential mortgages, respectively. These decreases were due to lower outstanding balances in these loan categories, due to the liquidation and pay-off of many of these loans, during the six months ended June 30, 2013 compared to the same period in the prior year. Revenues from interim loans accounted for approximately 16% of revenues for the three months ended June 30, 2013 compared to 19% in the same period in the prior year. The decline in our interim portfolio was a function of our intention to cease the origination of and reduce our investment in interim loans.

During the three months ended June 30, 2013 and June 30, 2012, approximately 31% and 21%, respectively, of our revenues were derived from lines of credit and lot banking transactions, (these secured loans for the acquisition and development of single-family home lots are referred to as “land development loans”, “construction loans” and “lot banking transactions”). During the six months ended June 30, 2013 and June 30, 2012, approximately 31% and 25%, respectively, of our revenues were derived from lines of credit and lot banking transactions. At June 30, 2013, our investment in the lines of credit to our affiliate, UDF, through the Economic Interest Agreement, and lot banking transactions, was approximately $79 million. We anticipate our investment in construction loans will increase during the remainder of 2013, facilitated by the Company’s lines of credit and continued emphasis on this type of investment activity.

During the three months ended June 30, 2013 and 2012, respectively, approximately 24% and 25% of our revenues were derived from secured promissory notes issued by affiliates pursuant to their accrued obligations to reimburse UMT for any defaulted loans that we acquired from them, which notes we refer to as “Recourse Obligations.” During the six months ended June 30, 2013 and June 30, 2012, respectively, approximately 19% and 14% of our revenues were derived from the secured promissory notes described above.

Expenses

Noninterest operating expenses for the three months ended June 30, 2013 and June 30, 2012, were approximately $568,000 and $592,000, respectively. Noninterest operating expenses for the six months ended June 30, 2013 and June 30, 2012, were approximately $1,108,000 and $1,148,000, respectively. The decrease for the three months ended June 30, 2013 from the prior year is due to lower REO expenses of approximately $34,000, and loan servicing fees of approximately $4,000, offset by higher legal fees of approximately $15,000. The decrease for the six months ended June 30, 2013 is due primarily to the aforementioned decreases in REO expenses and loan servicing fees. Other fluctuations in operating expense line items are discussed below for the three and six month periods ended June 30, 2013 and 2012:

Trust administration fees – The Company recorded approximately $250,000 in Trust administration fees for each of the three month periods ended June 30, 2013 and 2012, and approximately $500,000 between both comparable six month periods ended June 30, 2013 and 2012. The fee is a fixed amount each month as predetermined by the Company’s qualifying assets under management during these periods not to exceed $1 million per year.

Loan servicing fees (related parties) – approximately $1,000 and $5,000 (76% decrease) between the comparable three month periods ended June 30, 2013 and 2012, and approximately $3,000 and $11,000 (73% decrease) between the comparable six month periods ended June 30, 2013 and 2012. The decrease was primarily due to the reduction in residential home loan portfolio managed by PSC on behalf of UMT. The loan servicing fees are expected to continue to decrease accordingly as the portfolio is reduced.

Interest expenses (including related and unrelated parties) - $216,000 and $206,000 (5% increase) between the comparable three month periods ended June 30, 2013 and 2012, respectively, and $411,000 and $395,000 (4% increase) between the comparable six month periods ended June 30, 2013 and 2012, respectively. The unrelated party interest increase was primarily due to an increase in the total outstanding lines of credit for funding the new construction and finished lot loan portfolios, and the increase in the outstanding HF II private notes.

Provision for loan losses - The Company recorded a provision for loan losses for the three months ended June 30, 2013 and 2012, of approximately $357,000 and $240,000, respectively. For the six months ended June 30, 2013 and 2012, the Company recorded a provision for loan losses of approximately $877,000 and $420,000, respectively. The Company realized loan losses of approximately $417,000 and $269,000 during the comparable six-month periods of 2013 and 2012, respectively. The Company realized actual loan losses of approximately $107,000 and $268,000 during the comparable three-month periods of 2013 and 2012, respectively. Loss reserves are estimates of future losses based on historical default rates, estimated losses on the sale of real estate owned and expectations of future economic conditions and activity. The Company continually re-evaluates collateral value on specific loans deemed to be affected by current mortgage and housing environments and intends to establish reserves for any expected deficiencies that are not otherwise secured. From inception through June 30, 2013, the Company has acquired approximately $934 million of loans. The Company has recorded losses approximating 1.79% of those assets to date. The Company anticipates loan losses to continue, primarily in our long-term and un-affiliated residential loan portfolio, and therefore continue to assess the adequacy of our loan loss reserves.

General and administrative expenses (including related parties) - $316,000 and $337,000 (a 6% decrease) between the comparable three month periods ended June 30, 2013 and 2012, respectively, and approximately $605,000 and $637,000 (a 5% decrease) between the comparable six month periods ended June 30, 2013 and 2012, respectively. The decrease was primarily due to lower REO expenses that were partially offset by higher accounting and legal expenses.

Net income was approximately $468,000 and $491,000 for the three months ended June 30, 2013 and 2012, respectively, and approximately $551,000 and $742,000 for the six months ended June 30, 2013 and 2012, respectively. Specific variances are explained in more detail above. Earnings per share of beneficial interest for the three months ended June 30, 2013 and 2012, were $0.07 and $0.08 per share, respectively, and $0.09 and $0.12 per share for the six months ended June 30, 2013 and 2012, respectively.

Distributions

The Company’s dividend rate is fixed quarterly by our trustees, based on earnings projections. As such, the dividend rate may fluctuate up or down. Earnings are affected by various factors including use of leverage, current yield on investments, loan losses, general and administrative operating expenses and amount of non-income producing assets. Distributions, per weighted average share of beneficial interest, to shareholders were $0.14 per share for the three months ended June 30, 2013 and 2012, and $0.29 per share for the six months ended June 30, 2013 and 2012. The dividend portion of the distribution was $0.07 for the three months ended June 30, 2013 and $.03 for the three months ended June 30, 2012. The portion of these distributions that did not represent a dividend represented a return of capital.

LIQUIDITY AND CAPITAL RESOURCES FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

Sources and Uses of Funds

Cash flows from operating activities are generally the result of net income adjusted for provision for loan losses, depreciation and amortization expense and (increases) decreases in accrued interest receivable and accounts payable and accrued liabilities (including related parties). Cash provided by operations was approximately $302,000 in the six months ended June 30, 2013, and cash used by operations was approximately $44,000 during the six months ended June 30, 2012.

Cash flows from investing activities generally reflect fundings and payments received from lending activities. Cash used in investing activities was approximately $1,451,000 in the six months ended June 30, 2013, primarily from advances in lines of credit receivable from non-related parties, net receipts from residential mortgages, related party deficiency notes and real estate owned. Cash provided by investing activities was approximately $237,000 during the six months ended June 30, 2012, primarily from principal receipts from interim mortgages and deficiency notes, related parties, and proceeds from sale of foreclosed property.

Cash flows from financing activities generally reflect proceeds from the issuance of shares, borrowings or repayments on the lines of credit, the purchase of treasury stock and the payment of dividends. The Company was provided cash by financing activities of approximately $1,917,000 during the six months ended June 30, 2013, and the Company used cash from financing activities of approximately $71,000 during the six months ended June 30, 2012. The primary sources are the proceeds from shares of beneficial interest, and proceeds from notes payable. The primary uses are the purchase of treasury stock, repayments on the lines of credit, and the payment of dividends. The increase in cash provided by financing activities during the six months ended June 30, 2013, compared to the prior period was primarily due to proceeds from HF and HF II private notes payable.

Credit Facilities

During August 2009, the Company entered into a term line of credit facility with a bank for $5,000,000. The line of credit bears interest at prime plus one percent, with a floor of 5.5% and requires monthly interest payments. Principal and all unpaid interest will be due at maturity, which was originally August 29, 2012. Effective September 5, 2012, this term line of credit facility was renewed with the lender and the principal and all unpaid interest will be due at maturity, September 5, 2015. All other terms remain the same. The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit. The outstanding balance on this line of credit was approximately $4,488,000 and $3,609,000 at June 30, 2013 and December 31, 2012, respectively.

In March, 2010, the Company sold two residential mortgage loans, with full recourse, to unaffiliated investors for approximately $169,000. These sales were accounted for as recourse borrowings. The notes require monthly principal and interest payments at a rate of 9.5% amortized over 30 years with all unpaid principal and interest due at maturity. One loan had a balance of approximately $69,000 at June 30, 2013 and approximately $70,000 at December 31, 2012, and matures on May 1, 2015. The other loan had a balance of approximately $96,000 at both June 30, 2013 and December 31, 2012, and matures on November 23, 2013. The total outstanding balance on these notes was approximately $165,000 and $166,000, at June 30, 2013 and December 31, 2012, respectively.

On April 21, 2010, the Company entered into a term loan credit facility with a bank for $1,600,000. The loan bears interest at prime plus one percent, with a floor of 7.0%, and requires monthly interest payments. Principal and all unpaid interest was due at maturity which was October 21, 2011. In December 2011, the term loan credit facility was extended through December 19, 2012, and the interest rate was reduced from 7.0% to 5.5%. In December 2012, the term loan credit facility was extended through February 18, 2014; all other terms remain the same. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at June 30, 2013 and December 31, 2012, was approximately $700,000 and $1,107,000, respectively.

On January 27, 2011, United Mortgage Trust initiated a private offering of Secured Subordinated Notes (“Notes,” to accredited investors “Note Holders”). The Notes are being offered through a wholly owned and consolidated subsidiary, UMT Home Finance II, L.P. (“HF II”). HF II is a Delaware limited partnership that was formed on November 29, 2010 as a Special Purpose Entity, for the purpose of originating and holding loans made to fund the acquisition of finished lots and the construction of single-family homes on the subject lots (“Loans”). HF II will issue up to $5 million in 7.5% Notes. The Notes will be secured by an undivided security interest on the pool of loans owned by HF II. The offering of the Notes is not registered under the Securities Act, in reliance upon the exemption from registration for non-public offerings provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933. As of June 30, 2013, approximately $4,875,000 was outstanding, and as of December 31, 2012, approximately $1,230,000 was outstanding. Approximately $1,165,000, $215,000, $490,000, $512,500, $1,347,500, $100,000, $75,000 $150,000, $50,000, $500,000, $130,000, $100,000 and $40,000 matures on, February 1, 2014, March 1, 2014, April 1, 2014, May 1, 2014, June 1, 2014, March 1, 2016, March 1, 2017, April 1, 2017, August 1, 2017, September 1, 2017, October 1, 2017, November 1, 2017 and January 1, 2018, respectively.

On May 27, 2011, the Company entered into a term line of credit facility with a bank for $4,300,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is May 27, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at June 30, 2013 and December 31, 2012 was approximately $2,085,000, and $3,111,000, respectively.

On October 26, 2011, the Company entered into a term line of credit facility with a bank for $5,000,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is October 26, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at June 30, 2013 and December 31, 2012, was approximately $335,000, and $269,000, respectively.

As of June 30, 2013, UMT had two Secured Subordinated Notes Payable (“Notes”) to various unrelated parties totaling approximately $665,000. These Notes bear interest at the rate of 7.5% per annum and require interest only payments on a monthly basis. These Notes are secured by an undivided security interest in the pool of construction loans funded for the construction of single-family homes by UMT Home Finance, L.P. a wholly owned and consolidated subsidiary of United Mortgage Trust and mature on June 1, 2014.

The Company was in compliance with all of its debt covenants as of June 30, 2013.

Our primary sources of funds for liquidity consist of our dividend reinvestment plan, repayments of principal on our loans made to purchase mortgage investments, and bank lines of credit. The table below summarizes certain liquidity sources and uses for the six-month periods ended June 30, 2013 and June 30, 2012:

	2013	2012
Shares issued	7,557	11,534
Proceeds from issuance of shares of beneficial interest	$114,000	$235,000
Number of shares returned to treasury	10,139	9,226
Purchase of treasury stock	($153,000)	($169,000)
Principal receipts:
First lien mortgage notes and trust receivables	$1,965,000	$182,000
Real estate owned (investments)	$564,000	$582,000
Interim loans, related parties	$1,876,000	$702,000
Lines of credit	($6,106,000)	($916,000)
Lines of credit, related parties	($15,000)	($319,000)
Net borrowings - lines of credit payable	($80,000)	$1,058,000
Net borrowings - notes payable	$3,902,000	$671,000

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

Shares issued in the aggregate, as of June 30, 2013 and December 31, 2012, were 8,352,938 and 8,345,381, respectively. Shares retired to treasury through our share redemption plan in the aggregate were 1,915,989 and 1,905,850 through June 30, 2013 and December 31, 2012, respectively. Total shares outstanding were 6,436,949 and 6,439,531, at June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013, inception to date gross offering proceeds from all public offerings were approximately $166,366,000 and net proceeds after fees, marketing reallowance and commissions were approximately $147,638,000.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, consisting of the individual who serves as our President, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2013. Based on such evaluation, management has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the second fiscal quarter of 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There is currently no established public trading market for our shares. As an alternative means of providing limited liquidity for our shareholders, we maintain a Share Redemption Plan, (“SRP”).  Under the terms of our plan as modified and effective on May 1, 2009, shareholders who have held their shares for at least one year are eligible to request that we repurchase their shares. In any consecutive 12 month period we may not repurchase more than 5% of the outstanding shares at the beginning of the 12 month period. The repurchase price is based on the “Net Asset Value” (NAV) as of the end of the month prior to the month in which the redemption is made. The NAV will be established by our Board of Trustees no less frequently than each calendar quarter. For reference, at June 30, 2013 and December 31, 2012, the NAV was $14.85 and $15.06 per share, respectively. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that the request is made within 270 days after of the event giving rise to such exigent circumstances. Previously, there was no hardship exemption. Shares will be redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter will be carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Previously, shares were redeemed monthly. Repurchases are subject to cash availability and Trustee discretion. Previously, the SRP provided that repurchases were subject to the availability of cash from the DRIP or the Company’s credit line. We have also purchased a limited number of shares outside of our SRP from shareholders with special hardship considerations.

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

Share repurchases have been at prices between NAV, which is calculated and adjusted as necessary on a quarterly basis, and $20 per share. Shares repurchased at the lower price were 1) shares held by shareholders for less than 12 months or 2) shares purchased outside of our SRP. Our stated NAV at June 30, 2013 and December 31, 2012 was $14.85 and $15.06 per share, respectively.

The following table sets forth information relating to shares of beneficial interest repurchased into treasury during the period covered by this report.

Month	Total number of shares repurchased	Average Purchase Price	Total number of shares purchased as part of a publicly announced plan	Total number of shares purchased outside of plan
January	1,823	$15.14	1,823	-
February	2,385	$15.14	2,385	-
March	1,618	$15.14	1,618	-
April	1,662	$15.10	1,662	-
May	1,267	$15.00	1,267	-
June	1,384	$14.92	1,384	-
Totals	10,139	$15.12	10,139	-

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)	There has been no material default with respect to any of our indebtedness.

(b)	Not applicable.

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

UNITED MORTGAGE TRUST

Date: August 14, 2013	By	/s/ Stuart Ducote
President

