Form 10-Q
period 2013-09-30
UNITED MORTGAGE TRUST
filed 2013-11-14
CIK 101390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the Registrant’s shares of beneficial interest, par value $0.01 per share, as of the close of business on November 14, 2013 was 6,435,910.

UNITED MORTGAGE TRUST

UNITED MORTGAGE TRUST
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$1,681,205	$236,213
Mortgage investments:
Investment in trust receivable	684,031	905,659
Investment in residential mortgages	699,281	4,266,646
Interim mortgages, related parties	16,283,217	16,285,448
Interim mortgages	-	35,886
Allowance for loan losses	(128,052)	(314,277)
Total mortgage investments	17,538,477	21,179,362

Lines of credit receivable, related parties	87,091,033	88,947,361
Lines of credit receivable	9,676,374	4,744,680
Accrued interest receivable	1,608,427	1,481,128
Accrued interest receivable, related parties	9,128,148	10,829,825
Reserves - accrued interest receivable	(3,389,918)	(2,974,458)
Recourse obligations, related parties	18,265,498	18,499,829
Real estate owned, net	7,338,342	8,192,368
Deficiency notes	6,121,525	6,121,525
Deficiency note, related party	29,254,912	29,958,940
Allowance for loan losses - deficiency notes	(2,776,632)	(2,246,632)
Other assets	636,982	304,426

Total assets	$182,174,373	$185,274,567

Liabilities and Shareholders’ Equity
Liabilities:
Dividend payable	$311,000	$311,000
Lines of credit payable	7,330,239	6,988,297
Accounts payable and accrued liabilities	763,153	772,944
Accounts payable and accrued liabilities, related parties	558,700	3,054,856
Participation payable, related party	71,841,560	74,699,299
Notes payable	6,323,505	2,503,288
Total liabilities	87,128,157	88,329,684

Commitments and contingencies

Shareholders' equity:
Shares of beneficial interest; $0.01 par value; 100,000,000 shares authorized; 8,356,721 and 8,345,381 shares issued in 2013 and 2012, respectively; and 6,437,382 and 6,439,531 outstanding in 2013 and 2012, respectively	83,567	83,454
Additional paid-in capital	147,692,870	147,523,983
Cumulative distributions in excess of earnings	(15,732,138)	(13,867,594)
	132,044,299	133,739,843
Less treasury stock of 1,919,339 and 1,905,850 shares in 2013 and 2012, respectively, at cost	(36,998,083)	(36,794,960)
Total shareholders' equity	95,046,216	96,944,883
Total liabilities and shareholders' equity	$182,174,373	$185,274,567

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest Income:
Interest on loans - related parties	$1,023,288	$1,060,471	$3,440,756	$3,248,299
Interest on loans	394,589	278,163	923,977	794,702
Total interest income	1,417,877	1,338,634	4,364,733	4,043,001

Interest Expense:
Long term debt - related parties	34,994	30,166	90,276	89,020
Long term debt	244,677	166,750	599,976	502,432
Total interest expense	279,671	196,916	690,252	591,452
Net interest income	1,138,206	1,141,718	3,674,481	3,451,549

Provision for loan losses	245,886	223,000	1,123,233	643,000
Net interest income after provision for loan losses	892,320	918,718	2,551,248	2,808,549

Noninterest Expense:
Trust administration fee - related parties	250,000	250,000	750,000	750,000
Loan servicing fee - related parties	1,221	4,570	4,142	15,288
General and administrative - related parties	19,137	19,427	57,573	57,925
General and administrative	238,550	305,216	805,301	903,946
Total noninterest expense	508,908	579,213	1,617,016	1,727,159

Net income	$383,412	$339,505	$934,232	$1,081,390

Net income per share of beneficial interest	$0.06	$0.05	$0.15	$0.17

Weighted average shares outstanding	6,437,171	6,439,657	6,437,684	6,439,241

Distributions per weighted share outstanding	$0.15	$0.15	$0.43	$0.43

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating Activities
Net income	$934,232	$1,081,390
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,123,233	643,000
Depreciation and amortization	12,075	13,303
Changes in assets and liabilities:
Accrued interest receivable, net	53,346	60,098
Accrued interest receivable, related parties	(1,769,615)	(1,796,707)
Other assets	(344,631)	85,733
Accounts payable and accrued liabilities	(9,791)	(199,595)
Accounts payable and accrued liabilities, related parties	139,808	216,245
Net cash provided by operating activities	138,657	103,467

Investing Activities
Principal receipts on trust receivables	73,997	163,830
Principal receipts on residential mortgages	2,041,897	548,156
Principal receipts on interim mortgages and deficiency notes, related parties	1,941,573	905,223
Investments in recourse obligations, related parties	(268)	-
Principal receipts from recourse obligations, related parties	282,587	4,315
Principal investments in lines of credit receivable, related parties	(15,000)	(504,771)
Principal investments in lines of credit receivable	(4,931,694)	165,693
Investments in real estate owned	(11,224)	(177,136)
Principal receipts from real estate owned	595,207	609,690
Net cash (used in) provided by investing activities	(22,925)	1,715,000

Financing Activities
Proceeds from issuance of shares of beneficial interest	169,000	305,939
Net borrowings on lines of credit payable	341,942	700,572
Proceeds from notes payable	5,600,000	1,372,000
Principal payments on notes payable	(1,779,783)	(700,914)
Purchase of treasury stock	(203,123)	(224,416)
Dividends	(2,798,776)	(2,800,211)
Net cash provided by (used in) financing activities	1,329,260	(1,347,030)

Net increase in cash and cash equivalents	1,444,992	471,437
Cash and cash equivalents at beginning of period	236,213	363,561
Cash and cash equivalents at end of period	$1,681,205	$834,998

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
  CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited)

	Nine Months Ended September 30,
	2013	2012
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$541,425	$403,753

Non-Cash Financing and Investing Activity

Transfers of loans to foreclosed properties or recourse obligations	$344,587	$150,926
(Increase) decrease participation accrued interest receivable, related parties	$(2,635,964)	$(2,311,472)
Increase (decrease) participation accrued interest payable, related parties	$2,635,964	$2,311,472
(Increase) decrease participation receivable, related parties	$2,857,739	$9,195,637
Increase (decrease) participation payable, related parties	$(2,857,739)	$(9,195,637)
(Increase) decrease accrued interest receivable, related parties	$83,732	$986,889
(Increase) decrease interim mortgages & deficiency notes, related parties	$(1,235,314)	$(637,362)
(Increases) decreases in real estate owned	$854,983	$1,196,911
(Increase) decrease interim mortgages & deficiency notes	$-	$(579,795)
(Increase) decrease recourse note, related parties	$(47,988)	$(143,571)

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     Nature of Business

United Mortgage Trust (the “Company” or "UMT") is a Maryland real estate investment trust that qualifies as a real estate investment trust (a “REIT”) under federal income tax laws.  The Company’s principal investment objectives are to invest proceeds from our dividend reinvestment plan, financing proceeds, proceeds from the repayment of our loans, capital transaction proceeds and retained earnings in the following types of investments:

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

2.     Basis of Presentation

The Company follows the accounting for subsidiaries as set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 Consolidations.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, in which the Company has a controlling financial interest:  UMT HF, UMT HF II, UMT HF III, UMT LT Trust, UMT Properties, LP, URHF and UMT 15th Street, LP.  All significant intercompany accounts and transactions have been eliminated.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2012, included in our Annual Report on Form 10-K filed with the SEC on April 15, 2013.  Operating results for the nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.  Certain prior period amounts have been reclassified to conform to current period presentation.

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

As of September 30, 2013 and December 31, 2012, the Company had two deficiency notes with non-related parties in the total amount of approximately $6,122,000.  One note in the amount of approximately $1,725,000 bears interest at a rate of 14% per annum.  The Company does not accrue interest on the second note, in the amount of approximately $4,397,000, as the underlying collateral value approximates the note balance, net of reserves.  At September 30, 2013 and December 31, 2012, the second note had a loss reserve of approximately $2,777,000 and $2,247,000, respectively.

As of December 31, 2007, UMTHLC issued to the Company a variable amount promissory note in the amount of $5,100,000 to evidence its deficiency obligations to the Company.  The initial principal amount of the note was approximately $1,848,000. The principal balance as of September 30, 2013 and December 31, 2012 was approximately $29,255,000 and $29,959,000, respectively. The principal balance will fluctuate from time to time based on the underlying loan activity and the amount of deficiencies realized by the related party.  Effective January 2011, the deficiency note was modified and the interest rate was reduced from 10% to 6%.  Management has accounted for this loan modification as a modification in the normal course of business and not as a troubled debt restructuring as the borrowers and guarantors have obtained third party financing at current market rates, the modified rate represents a premium over current market rates, the risk characteristics of the third party debt obtained is similar to the modified debt,  the loan’s original contractual maturity or expected duration was not extended and the Company expects to receive full payment under the loan.  The note requires monthly principal and interest payments based on a ten-year amortization for the outstanding principal balance.  The note is secured by a limited guaranty by UMTHGS, the Advisor, of a monthly amount not to exceed 33% of the advisory fee received by UMTHGS under the terms of its advisory agreement with the Company.

On a quarterly basis, the Company conducts a review of the underlying borrowers and third party guarantors in order to assess their ability to perform their obligations under the terms of the Deficiency Notes based on updated five year forecasts of future cash flows of the underlying borrowers and guarantors.  Such ability to perform is principally dependent upon the borrower’s and obligor’s ability to realize cash flows from distributions derived from the pledged collateral sufficient to meet their respective current operational needs, as well as to provide liquidity to fund the debt service requirements under the Company’s notes.  Such review includes, but is not limited to the following related to the guarantor: analyzing current financial statements and operating results, analyzing projected future operating results and validating the assumptions used to generate such projections, forecasting future cash flows and assessing the adequacy of these cash flows to service the Company’s notes, and conducting discussions with and obtaining representations from the guarantors’ management with respect to their current and projected operating results.  Based on such reviews, the Company has concluded that the guarantor has the ability to perform under their repayment obligations and that the Deficiency Note balance is fully realizable over their terms.  Accordingly, the Company has not recorded any reserves on these loans.

4.	Related Party Transactions

1) UMTH is a Delaware limited partnership which is in the real estate finance business. UMTH holds a 99.9% limited partnership interest in UMTHLC, which originated interim loans that were assigned to the Company, UMTH Land Development, L.P., (“UMTH LD”), a Texas limited partnership which holds a 50% profit interest in United Development Funding, L.P., (“UDF”) a Nevada limited partnership that is affiliated with the Company’s Advisor, UMTHGS and acts as UDF's asset manager, and Prospect Service Corp. (“PSC”), which services the Company’s residential mortgages and contracts for deed and manages the Company’s real estate owned (“REO”).  In addition, UMTH has a limited guarantee of the obligations of Capital Reserve Group (“CRG”), Ready America Funding Corp (“RAFC”), and South Central Mortgage, Incorporated (“SCMI”), a Texas corporation that sold mortgage investments to the Company, under the Secured Notes (see the discussion under “Recourse Obligations” below). United Development Funding III, L.P., a Delaware limited partnership, (“UDF III”) which is managed by UMTH Land Development, L.P., has previously provided a limited guarantee of the line of credit extended by the Company to UDF and has purchased an economic participation in a revolving credit facility the Company provided to UDF.

2) UMTHLC is a Delaware limited partnership, and subsidiary of UMTH.  The Company has loaned money to UMTHLC to make loans to its borrowers. The loans are collaterally assigned to the Company as security for the promissory note between UMTHLC and the Company. On March 26, 2009, the Company executed a secured line of credit promissory note with UMTHLC in the amount of $8,000,000.  The note bears interest at 12.50% per annum, had an original maturity date of March 26, 2012 and is secured by first lien mortgage interests in single family residential properties.  Effective March 2012, the promissory note’s maturity date was extended to September 30, 2012.  The Company is negotiating a further extension of this loan with UMTHLC on similar terms.  The outstanding balance on this line of credit at September 30, 2013 and December 31, 2012 was approximately $7,577,000 and $7,561,000, respectively.

See Note 3 above for discussion of additional related party transactions with UMTHLC.

3) CRG is a Texas corporation that is 50% owned by Todd Etter (a UMTH partner) and William Lowe (a former UMTH partner), which owns the Advisor.  CRG was in the business of financing home purchases and renovations by real estate investors. The Company loaned money to CRG to make loans to other borrowers. During 2006 the Company took direct assignment of the remaining loans from CRG with full recourse.

4) RAFC is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter and two companies owned by Craig Pettit, a UMTH partner.  RAFC is in the business of financing interim loans for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors. The Company continues to directly fund obligations under one existing RAFC loan, which was collaterally assigned to the Company, but does not fund new originations. The unpaid principal balance of the loans at September 30, 2013 and December 31, 2012 was approximately $16,283,000 and $16,286,000, respectively.

5) Wonder Funding, LP (“Wonder”) is a Delaware limited partnership that is owned by RMC. RMC is beneficially owned by Craig Pettit, a partner of UMTH and the sole proprietor of two companies that own 50% of RAFC. Wonder was in the business of financing interim loans for the purchase of land and the construction of single family homes and the purchase and renovation of single family homes. The Company has ceased funding any new originations. As of September 30, 2013 and December 31, 2012, respectively, all remaining obligations owed by Wonder to the Company are included in the recourse obligations discussed below.

6) Recourse Obligations.  The Company has made recourse loans to (a) CRG, which is a Texas corporation that is 50% owned by Todd Etter (a UMTH partner) and William Lowe (a former UMTH partner), which owns the Advisor, (b) RAFC, which is owned by SCMI and two companies owned by Craig Pettit, Eastern Intercorp, Inc. and RMC, and (c) SCMI, which is owned by Todd Etter, (these companies are referred to as the "originating companies"). In addition to the originating companies discussed above, the Company made loans with recourse to Wonder.  Each of these entities used the proceeds from such loans to originate loans, that are referred to as "underlying loans," that are pledged to the Company as security for such originating company's obligations to the Company. When principal and interest on an underlying loan are due in full, at maturity or otherwise, the corresponding obligation owed by the originating company to the Company is also due in full.

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

Name	Initial principal amount	Balance at September 30, 2013	Promissory Note principal amount (2)	Units/ indemnification pledged as security	C Units distributed during 2013	Units/ indemnification remaining	Estimated Collateral Value (3)
CRG	$2,725,442	$4,517,381	$4,300,000	4,984 Class C and 2,710 Class D	133	2,419 Class C and 2,710 Class D	$4,530,000
RAFC	$3,243,369	$8,325,621	$7,100,000	11,228 Class C & 6,659 Class D	482	8,728 Class C & 6,659 Class D	$10,370,000
SCMI	$3,295,422	$3,449,513	$3,488,643	4,545 Class C and 3,000 Class D	54	989 Class C and 3,000 Class D	$4,219,000
RAFC / Wonder(1)	$1,348,464	$1,972,983	$1,400,000	1,657 Class C	82	1,488 Class C	$1,488,000
Wonder Indemnification (1)	n/a	n/a	n/a	$1,134,000	-	$822,000	$822,000
Totals	$10,612,697	$18,265,498	$16,288,643				$21,429,000

(1)
Wonder is collateralized by an indemnification agreement from UMTH in the original amount of $1,134,000, of which approximately $822,000 remains, and the pledge of 3,870 C Units. 2,213 of the pledged C Units also cross-collateralize the RAFC obligation.

(2)   The CRG, RAFC and Wonder balances at September 30, 2013, exceeded the stated principal amount per their variable Secured Notes by approximately $217,000, $1,226,000 and $573,000, respectively. Per the terms of the Secured Notes, the unpaid principal balance may be greater or less than the initial principal amount of the note and is not considered an event of default. The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the unpaid principal balance (“UPB”) than originally anticipated and outpaced the minimum principal reductions scheduled for the loans.

(3)   Estimated collateral value reflects pledge of C and D units of limited partnership interest of UMTH held by WLL, Ltd., RAFC and KLA, Ltd. UMTH D units represent equity interests in UMT Holdings, LP. Pledge of the UMTH D units entitles the beneficiary to a pro-rata share of UMTH partnership D unit cash distributions.

Through September 2007, the Secured Notes incurred interest at a rate of 10% per annum.  The CRG, RAFC, and RAFC/Wonder Secured Notes amortize over 15 years.  The SCMI Secured Note amortizes over approximately 22 years, which was the initial amortization of the deficiency notes from SCMI that were consolidated.  The Secured Notes required the originating company to make monthly payments equal to the greater of (1) principal and interest amortized over 180 months and 264 months, respectively, or (2) the amount of any distributions paid to the originating company with respect to the pledged Class C and D units.  Effective October 2007, the recourse loans were modified to accommodate the anticipated increases in principal balances throughout the remaining liquidation periods of the underlying assets, modify the amortization schedules for the period of July 2007 through June 2009, and reduce the interest rate from 10% to 6%.  The above modifications have been extended through December 31, 2013.  Management has accounted for these as loan modifications in the normal course of business, and not as a troubled debt restructuring, as the underlying collateral value exceeds the outstanding loan amounts, the modifications did not include an extension of the debt’s original contractual maturity or expected duration, the borrowers and guarantors have obtained third party financing at current market rates, the modified rate represents a premium over current market rates and the risk characteristics of the third party debt obtained is similar to the modified debt.  The Company expects to receive full repayment under the loans.

On a quarterly basis, the Company conducts a review of the collateral pledged by the underlying borrowers and third party guarantors in order to assess their ability to perform their obligations under the terms of the Recourse Obligations.  The collateral pledged consists of Class C and Class D ownership units of UMT Holdings, L.P.  These units represent capital shares in UMT Holdings, L.P. and are eligible for, and receive, quarterly distributions from UMT Holdings, L.P.  Such ability to perform is principally dependent upon the forecasted cash distributions associated with the pledged collateral and the ability of the distributions to meet the debt service requirements under the Secured Notes.  The review includes analyzing projected future distribution sources and amounts, validating the assumptions used to generate such projections, assessing the ability to execute on the business plan, and conducting discussions with and obtaining representations from the guarantors’ management with respect to their current and projected distribution amounts.  The value of the pledged collateral is estimated using a discounted cash flow model that is reviewed and updated each quarter.  Based on such reviews, the Company has concluded that the guarantors have the ability to perform their obligations under the guaranties and that the Recourse Obligations are fully realizable.  Accordingly, the Company has not recorded any reserves on these loans.

The Secured Notes have also been guaranteed by the following entities under the arrangements described below, all of which are dated effective December 31, 2005:

-UMT Holdings. This guaranty is limited to a maximum of $3,203,549 of all amounts due under the Secured Notes.
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
-KLA, Ltd. KLA has given the following limited guaranties: (1) Guaranty of obligations of SCMI under the First Amended and Restated Secured Variable Amount Promissory Note to the Company dated as of October 1, 2007 with a then current principal balance of $3,472,073 and is secured by an assignment of 3,000 of Guarantor’s Class D units of limited partnership interest in UMT Holdings, L.P. (2) Guaranty of obligations of CRG under the First Amended and Restated Secured Variable Amount Promissory Note dated as of October 1, 2007 with a then current principal balance of $4,053,799 and is secured by  a pledge of 1,355 of Guarantor’s Class D units of limited partnership interest in UMTH.

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

These loans were reviewed by management and no loss reserves on principal amounts are deemed necessary at September 30, 2013.

7) On June 20, 2006, the Company entered into a Second Amended and Restated Secured Line of Credit Promissory Note as modified by an amendment effective September 1, 2006 - (the "Amendment") with UDF, a Nevada limited partnership that is affiliated with the Company's Advisor, UMTHGS.  The Amendment increased an existing revolving line of credit facility ("Loan") to $45,000,000. The purpose of the Loan is to finance UDF's loans and investments in real estate development projects. On September 19, 2008, UMT entered into an Economic Interest Participation Agreement with UDF III pursuant to which UDF III purchased (i) an economic interest in the $45,000,000 revolving credit facility (“Loan”) from UMT to UDF I and (ii) a purchase option to acquire a full ownership participation interest in the Loan (the “Option”). On July 29, 2009, the Company's trustees approved an amendment to increase the revolving line of credit facility to an amount not to exceed $60,000,000.  Effective December 31, 2010, the loan was extended for a period of one year and the loan amount was increased from $60,000,000 to $75,000,000. Effective December 31, 2012, the Loan was extended for a period of one year and the loan amount was increased from $75,000,000 to $82,000,000 and matures on December 31, 2013.

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

See Note 9 “Subsequent Events” for further discussion of this related party transaction.

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

Pursuant to the Economic Interest Participation Agreement, each time UDF requests an advance of principal under the UMT Loan, UDF III will fund the required amount to the Company and UDF III’s economic interest in the UMT Loan increases proportionately.  Because these advances are funded by UDF III and UMT recognizes an offsetting participation payable amount to UDF III, the Company does not earn any net interest income on the advances made under the Economic Interest Participation Agreement.  UDF III’s economic interest in the UMT Loan gives UDF III the right to receive payment from UMT of principal and accrued interest relating to amounts funded by UDF III to UMT which are applied towards UMT’s funding obligations to UDF under the UMT Loan.  UDF III may abate its funding obligations under the Economic Interest Participation Agreement at any time for a period of up to twelve months by giving UMT notice of the abatement.

The Option gives UDF III the right to convert its economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Loan and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while UDF III owns an economic interest in the UMT Loan.  If UDF III exercises its Option and acquires a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UDF III and UMT will participate in the control and management of the UMT Loan.  At September 30, 2013 and December 31, 2012, UDF III had funded approximately $71,842,000 and $74,700,000, respectively, to UDF under the Economic Interest Participation Agreement.  UMT had funded approximately $7,673,000 and $6,686,000, to UDF under this agreement at both September 30, 2013 and December 31, 2012, respectively.

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

On July 22, 2013, the Company entered into a guaranty agreement (the “URHF Guaranty”) pursuant to which UDF IV guaranteed all amounts due associated with the $15,000,000 revolving credit facility in which the Company agrees to pay UDF IV a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the above term line of credit facility at the end of each month.

The following table summarizes the related party lines of credit receivable as of September 30, 2013 and December 31, 2012:

	2013	2012
UDF I	$7,672,000	$6,686,000
UDF III Economic Interest Participation Agreement	71,842,000	74,700,000
UMTH LC	7,577,000	7,561,000
Balance, end of period	$87,091,000	$88,947,000

8) Loans made to affiliates of the Advisor. Below is a table of the aggregate principal amount of mortgages funded during the quarters ended September 30, 2013 and 2012, respectively, to the companies affiliated with the Advisor, and named in the table and aggregate amount of draws made by UDF under the line of credit, during the three quarters indicated:

Related Party Company	2013	2012
UMTHLC	$15,000	$520,000

9) As of August 1, 2006, (now subject to an Advisory Agreement effective January 1, 2009) the Company entered into an Advisory Agreement with UMTHGS. Under the terms of the agreement, UMTHGS is paid a monthly trust administration fee. The fee is calculated monthly depending on the Company’s annual distribution rate, ranging from 1/12th of 1% up to 1/12th of 2% of the amount of average invested assets per month.  During the three months ending September 30, 2013 and September 30, 2012 the expenses for the Company’s Advisor were approximately $250,000 in both periods and actual payments made were approximately $169,000 and $41,000, respectively. During the nine months ended September 30, 2013 and September 30, 2012, the expenses for the Company’s Advisor were approximately $750,000 in both periods and actual payments made were approximately $785,000 and $462,000, respectively. The Advisor and its affiliates are also entitled to reimbursement of costs of goods, materials and services obtained from unaffiliated third parties for the Company’s benefit, except for note servicing and for travel and expenses incurred in connection with efforts to acquire investments for the Company or to dispose of any of its investments. The Company paid the Advisor approximately $19,000 and $13,000 in the three month periods ending September 30, 2013 and September 30, 2012, respectively, as reimbursement costs, and during both the nine months ending September 30, 2013 and September 30, 2012, the Company paid the Advisor approximately $57,000 as reimbursement for costs, associated with providing shareholder relations activities.

The Advisory Agreement also provides for a subordinated incentive fee equal to 25% of the amount by which the Company’s net income for a year exceeds a 10% per annum non-compounded cumulative return on its adjusted contributions. No incentive fee was paid during the nine months ending September 30, 2013 or 2012. In addition, for each year in which it receives a subordinated incentive fee, the Advisor will receive a 5-year option to purchase 10,000 Shares at a price of $20.00 per share (not to exceed 50,000 shares). As of September 30, 2013, the Advisor has not received options to purchase shares under this arrangement.

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

The Advisory Agreement also provides for the Company to pay to the Advisor, or an affiliate of the Advisor, a debt placement fee.  The Company may engage the Advisor, or an affiliate of the Advisor, to negotiate lines of credit on behalf of the Company.  UMT shall pay a negotiated fee, not to exceed 1% of the amount of the line of credit secured, upon successful placement of the line of credit.  During both the three months ended September 30, 2013 and September 30, 2012, the Company paid approximately $150,000 and $13,000 of debt placement fees to an affiliate of the Advisor, while expensing approximately $16,000 and $6,000 during the three months ending September 30, 2013 and September 30, 2012, respectively.  The Company paid approximately $150,000 and $13,000 to an affiliate of the Advisor in the nine months ended September 30, 2013, and September 30, 2012, respectively and expensed approximately $32,000 and $22,000, respectively, during these same periods.  These fees are amortized monthly, as an adjustment to interest expense, over the term of the credit facility agreements described in Note 6.

10) The Company pays loan servicing fees to PSC, a subsidiary of UMTH, under the terms of a Mortgage Servicing Agreement. The Company paid loan servicing fees of approximately $1,000, and $5,000 during the three months ended September 30, 2013, and September 30, 2012, respectively, and approximately $4,000, and $15,000, during the nine months ended September 30, 2013 and September 30, 2012, respectively.

11) The Company pays “guarantee” credit enhancement fees to UDF III, an affiliate, as specified under the terms of the UDF Guarantee agreement. During the three months ended September 30, 2013 and September 30, 2012, the Company paid credit enhancement fees of approximately $19,000 and $13,000, respectively. In the three months ended September 30, 2013 and September 30, 2012 the credit enhancement expenses were approximately $19,000 and $24,000, respectively, and in the nine months ended September 30, 2013 and September 30, 2012, the related credit enhancement expenses were approximately $59,000 and $67,000, respectively.

12) Affiliates UDF LOF, UDF IV and UDF X, are reimbursed for their degree of invested “participatory” interest in the Company’s construction loans, the degree of invested interest is not to exceed $2,000,000.  The Company made payments of such participation interest, as a net amount against the construction loan interest, in the three months ended September 30, 2013 and September 30, 2012 of approximately $44,000 and $831,000, respectively, and in the nine months ended September 30, 2013 and September 30, 2012, in the amounts of approximately $763,000 and $1,881,000, respectively.

13) The Company pays UMTH LD, administrative and origination fees, for the construction loans in which UDF affiliates take an invested interest in. The fees are withheld from construction draws funded to the borrower, and are in turn paid directly to UMTH LD.  In the three months ended September 30, 2013 and September 30, 2012 payments were made for the above administrative and origination fees in the amounts of approximately $58,000, and $77,000, respectively, and in the nine months ended September 30, 2013 and September 30, 2012, payments were made for the above administrative and origination fees in the amounts of approximately $189,000 and $150,000, respectively.

The table below summarizes the approximate payments associated with related parties for the three months ended September 30, 2013 and 2012:

Related Party Payments:

		For Three Months Ended
Payee	Purpose	September 30, 2013		September 30, 2012
UMTHGS	Trust administration fees	$169,000	90%	$41,000	76%

UMTHGS	General & administrative - Shareholder Relations	19,000	10%	13,000	24%
		188,000	100%	54,000	100%

PSC	Loan Servicing Fee	1,000	100%	5,000	100%

UDF III	Credit Enhancement Fees	19,000	100%	10,000	100%

UDF IV	Participation Interest Paid	44,000	100%	831,000	100%

UMTH	Debt Placement Fee Paid	150,000	100%	13,000	100%

UMTH LD	Administrative and Origination Fees Paid	58,000	100%	77,000	100%

The table below summarizes the approximate expenses associated with related parties for the three months ended September 30, 2013 and 2012:

Related Party Expenses:

		For Three Months Ended
Payee	Purpose	September 30, 2013		September 30, 2012
UMTHGS	Trust administration fees	$250,000	93%	$250,000	93%

UMTHGS	General & administrative - Shareholder Relations	19,000	7%	19,000	7%
		$269,000	100%	$269,000	100%

PSC	Loan Servicing Fee	1,000	100%	5,000	100%

UMTH	Debt Placement Fees	16,000	100%	6,000	100%

UDF III	Credit Enhancement Fees	19,000	100%	24,000	100%

The table below summarizes the approximate payments associated with related parties for the nine months ended September 30, 2013 and 2012:

Related Party Payments:

		For Nine Months Ended
Payee	Purpose	September 30, 2013		September 30, 2012
UMTHGS	Trust administration fees	$785,000	93%	$462,000	89%

UMTHGS	General & administrative - Shareholder Relations	57,000	7%	57,000	11%
		$842,000	100%	$519,000	100%

PSC	Loan Servicing Fee	$4,000	100%	$15,000	100%

UDF III	Credit Enhancement Fees	59,000	100%	27,000	100%

UDF IV	Participation Interest Paid	763,000	100%	1,858,000	100%

UDF X	Participation Interest Paid	-	-	23,000	100%

UMTH	Debt Placement Fees	150,000	100%	-	-

UMTH LD	Administrative and Origination Fees Paid	189,000	100%	150,000	100%

The table below summarizes the approximate expenses associated with related parties for the nine months ended September 30, 2013 and 2012:

Related Party Expenses:

		For Nine Months Ended
Payee	Purpose	September 30, 2013		September 30, 2012
UMTHGS	Trust administration fees	$750,000	93%	$750,000	93%

UMTHGS	General & administrative - Shareholder Relations	57,000	7%	57,000	7%
UMTHGS	General & administrative - Misc.	1,000	-	-	-
		$808,000	100%	$807,000	100%

PSC	Loan Servicing Fee	$4,000	100%	$15,000	100%

UMTH	Debt Placement Fees	32,000	100%	22,000	100%

UDF III	Credit Enhancement Fees	59,000	100%	67,000	100%

5.             Fair Value of Financial Instruments

In accordance with the reporting requirements of ASC 825, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities that qualify as financial instruments under this statement and includes additional information in notes to the Company’s consolidated financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of accrued interest receivable, accrued interest receivable related parties and accounts payable and accrued liabilities (including related parties) approximate the carrying value due to the relatively short maturity of these instruments. The carrying value of investments in residential mortgages, interim mortgages (including related parties), lines of credit (including related parties), recourse obligations from related parties, notes payable, deficiency notes (including related parties) and the Company’s line of credit payable also approximate fair value since these instruments bear market rates of interest. None of these instruments are held for trading purposes.

6.             Lines of Credit Payable

During August 2009, the Company entered into a term line of credit facility with Texas Capital Bank for $5,000,000.  The line of credit bears interest at prime plus one percent, with a floor of 5.5% and requires monthly interest payments.  Principal and all unpaid interest will be due at maturity, which was originally August 29, 2012. Effective September 5, 2012, this term line of credit facility was renewed with the lender and the maturity date was extended to September 5, 2015.  All other terms remain the same.  The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit.  The outstanding balance on this line of credit was approximately $5,000,000 and $3,609,000 at September 30, 2013 and December 31, 2012, respectively.

On May 27, 2011, the Company entered into a term line of credit facility with Veritex Community Bank for $4,300,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments.  Principal and all unpaid interest will be due at maturity which is May 27, 2014.  The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan.  The outstanding balance on this loan at September 30, 2013 and December 31, 2012 was approximately $1,817,000, and $3,111,000, respectively.

On October 26, 2011, the Company entered into a term line of credit facility with Green Bank for $5,000,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments.  Principal and all unpaid interest will be due at maturity which is October 26, 2014.  The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan.  The outstanding balance on this loan at September 30, 2013 and December 31, 2012, was approximately $513,000, and $269,000, respectively.

On July 22, 2013, the Company entered into a term line of credit facility with Southwest Bank for $15,000,000.  The loan bears interest at prime plus 1.5%, with a floor of 4.75%, and requires monthly interest payments.  Principal and all unpaid interest will be due at maturity which is July 22, 2016.  The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan.  The loan balance at September 30, 2013 was $0.

The Company was in compliance with all of its debt covenants as of September 30, 2013.

7.             Notes Payable

In March, 2010, the Company sold two residential mortgage loans, with full recourse, to unaffiliated investors for approximately $169,000.  These sales were accounted for as recourse borrowings.  The notes require monthly principal and interest payments at a rate of 9.5% amortized over 30 years with all unpaid principal and interest due at maturity.  One loan had a balance of approximately $69,000 at September 30, 2013 and approximately $70,000 at December 31, 2012, and matures on May 1, 2015.  The other loan had a balance of approximately $96,000 at both September 30, 2013 and December 31, 2012, and matures on November 23, 2013.  The total outstanding balance on these notes was approximately $165,000 and $166,000, at September 30, 2013 and December 31, 2012, respectively.

On April 21, 2010, the Company entered into a term loan credit facility with Community Trust Bank for $1,600,000. The loan bears interest at prime plus one percent, with a floor of 7.0%, and requires monthly interest payments.  Principal and all unpaid interest was due at maturity which was October 21, 2011.  In December 2011, the term loan credit facility was extended through December 19, 2012, and the interest rate was reduced from 7.0% to 5.5%. In December 2012, the term loan credit facility was extended through February 18, 2014; all other terms remain the same. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan.  The outstanding balance on this loan at September 30, 2013 and December 31, 2012, was approximately $569,000 and $1,107,000, respectively.

On January 27, 2011, United Mortgage Trust initiated a private offering of Secured Subordinated Notes (“Notes,” to accredited investors “Note Holders”).  The Notes are being offered through a wholly owned and consolidated subsidiary, UMT Home Finance II, L.P. (“HF II”).  HF II is a Delaware limited partnership that was formed on November 29, 2010 as a Special Purpose Entity, for the purpose of originating and holding loans made to fund the acquisition of land and development of single-family lots, the acquisition of finished lots and the construction of single-family homes on the subject lots (“Loans”).  HF II will issue up to $5 million in 7.5% Notes.  The Notes will be secured by an undivided security interest on the pool of loans owned by HF II.  The offering of the Notes is not registered under the Securities Act of 1933, as amended (“Securities Act”), in reliance upon the exemption from registration for non-public offerings provided by Rule 506 of Regulation D promulgated under the Securities Act.  As of September 30, 2013, approximately $4,550,000 was outstanding, and as of December 31, 2012, approximately $1,230,000 was outstanding. Approximately $1,165,000, $15,000, $190,000, $512,500, $1,347,500, $100,000, $50,000, $25,000, $100,000, $75,000, $150,000, $50,000, $500,000, $130,000, $100,000 and $40,000 matures on, February 1, 2014, March 1, 2014, April 1, 2014, May 1, 2014, June 1, 2014, July 1, 2014, August 1, 2014, September 1, 2014, March 1, 2016,  March 1, 2017, April 1, 2017, August 1, 2017, September 1, 2017, October 1, 2017, November 1, 2017 and January 1, 2018, respectively.

As of September 30, 2013, UMT had six Notes Payable to various unrelated parties totaling approximately $1,040,000.  These Notes bear interest at the rate of 7.5% per annum and require interest only payments on a monthly basis.  These Notes are secured by an undivided security interest in the pool of construction loans funded for the construction of single-family homes by UMT Home Finance, L.P. a wholly owned and consolidated subsidiary of United Mortgage Trust and mature on June 1, 2014, July 1, 2014, August 1, 2014, and September 1, 2014.

8.             Share Redemption Program

There is currently no established public trading market for our shares.  As an alternative means of providing limited liquidity for our shareholders, the Company maintains a Share Redemption Plan, (“SRP”).  Our trustees have the discretion to modify or terminate the SRP upon 30 days’ notice.  Under the terms of the SRP as modified and effective on May 1, 2009 (see below for a further description of the plan modifications), shareholders who have held their shares for at least one year are eligible to request that we repurchase their shares. In any consecutive 12 month period we may not repurchase more than 5% of the outstanding shares at the beginning of the 12 month period. The repurchase price is based on the “Net Asset Value” (NAV) as of the end of the month prior to the month in which the redemption is made. The NAV will be established by the Company’s Board of Trustees no less frequently than each calendar quarter.  For reference, at September 30, 2013 and December 31, 2012, the NAV was $14.76 and $15.06 per share, respectively. Under the prior SRP terms, the redemption price was $20.00 per share. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests. A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that the request is made within 270 days after of the event giving rise to such exigent circumstances.  Previously, there was no hardship exemption.  Shares will be redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter will be carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Previously, shares were redeemed monthly.  Repurchases are subject to cash availability and Trustee discretion. Previously, the SRP provided that repurchases were subject to the availability of cash from the Company’s Dividend Reinvestment Plan or the Company’s credit line. We have also purchased a limited number of shares outside of our SRP from shareholders with special hardship considerations.

Share repurchases have been at prices between $14.85 and $20 per share. Shares repurchased at the lower price were 1) shares held by shareholders for less than 12 months or 2) shares purchased outside of our SRP.  Our stated NAV at September 30, 2013 and December 31, 2012, was $14.76 and $15.06 per share, respectively.

The Company complies with Distinguishing Liabilities from Equity topic of FASB ASC, which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value.  We believe that shares tendered for redemption by a shareholder under the Company’s share redemption program do not represent a mandatory obligation until such redemptions are approved at the discretion of the Company’s Board of Trustees.  At such time, we will reclassify such obligations from equity to an accrued liability based upon their respective settlement values.

The following table sets forth information relating to shares of beneficial interest repurchased into treasury during the period covered by this report.

Month	Total number of shares repurchased	Average Purchase Price	Total number of shares purchased as part of a publicly announced plan	Total number of shares purchased outside of plan
January	1,823	$15.14	1,823	-
February	2,385	$15.14	2,385	-
March	1,618	$15.14	1,618	-
April	1,662	$15.10	1,662	-
May	1,267	$15.00	1,267	-
June	1,384	$14.92	1,384	-
July	1,046	$14.92	1,046	-
August	1,281	$14.89	1,281	-
September	1,024	$14.85	1,024	-
Totals	13,490	$15.06	13,490	-

9.             Subsequent Events

Effective October 1, 2013, the Company’s revolving credit facility from UMT to UDF and the Company’s Economic Interest Participation Agreement with UDF III was modified by an amendment to lower the existing interest rate from   14% to 9.25% and to extend the maturity date to December 31, 2014.

On October 1, 2013, United Mortgage Trust initiated a private offering of Secured Subordinated Notes (“Notes,” to accredited investors “Note Holders”).  The Notes are being offered through a wholly owned subsidiary, UMT Home Finance, L.P. (“HF”).  HF is a Delaware limited partnership that was formed on July 15, 2009 as a Special Purpose Entity, (“SPE”), for the purpose of originating and holding loans made to fund the acquisition of land and development of single family lots, to fund the acquisition of finished lots, the financing of model homes and construction of single-family homes (“Loans”).  HF will issue up to $5 million in 7.5% Notes.  The Notes will be secured by an undivided security interest on the pool of loans owned by HF.  The offering of the Notes is not being registered under the Securities Act, in reliance upon the exemption from registration for non-public offerings provided by Rule 506 of Regulation D promulgated under the Securities Act.  As of November 14, 2013 no offers had been made and no funds had been raised through this private placement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the availability of and our ability to find suitable mortgage investments; the difficulties of the real estate industry generally in response to the “sub-prime crisis,” the “credit crisis,” the current difficulties in the housing and mortgage financing markets including the impact thereof on the homebuilding industry, the current U.S. and global economic environment and changes in economic and credit market conditions in response to credit and monetary issues in Europe, the impact of tax law changes, changes in interest rates, our ability to adapt to changing circumstances, the continued financial viability of  affiliates to whom we have extended loans, the level of reinvestment of dividends by our shareholders in our dividend reinvestment plan and the requirement to maintain qualification as a real estate investment trust.  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore we cannot give assurance that such statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or by any other person that the results or conditions described in such statements or in our objectives and plans will be realized. Readers should carefully review our financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2012, as well as those statements contained in this report, and in our other filings with the Securities and Exchange Commission (the “SEC”).

In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q may not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

General Investment Information

United Mortgage Trust (the “Company,” ”UMT,” “we,” ”us,” ”our”) is a Maryland real estate investment trust that qualifies as a real estate investment trust (a “REIT”) under federal income tax laws. Our principal investment objectives are to invest proceeds from our dividend reinvestment plan, financing proceeds, capital transaction proceeds and retained earnings in following types of investments:

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

The following table illustrates the percentage of our mortgage portfolio dedicated to each mortgage loan category as of September 30, 2013 and December 31, 2012:

Mortgage Category:	September 30, 2013	December 31, 2012
First lien secured interim mortgages 12 months or less and residential mortgages and contracts for deed	15%	19%
Secured interim mortgages and line of credit to UMTHLC	7%	6%
Land development loans	69%	71%
Finished lot loans	1%	2%
Construction loans	8%	2%

The following table summarizes mortgage loans by type and original loan amount held by United Mortgage Trust at September 30, 2013.

Description	No. of Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face amount of Mortgage (1)	Carrying amount of Mortgage(2)	Past Due Amounts(3)
Single family residential 1st mortgages and interim loans (5):
Original balance > $100,000	2	10.0%-11.0%	11/24/11-5/1/38	n/a	n/a	$146,802	$133,213	$-
Original balance $50,000 - $99,999	72	8.5%-12.8%	5/8/13-3/1/39	n/a	n/a	589,579	535,002	27,279
Original balance $20,000 - $49,999	137	9.0%-14.5%	12/1/10-5/19/36	n/a	n/a	586,315	532,040	26,665
Original balance under $20,000	7	9.0%-14.5%	12/1/11-9/1/31	n/a	n/a	60,616	55,005	290

First Lien secured interim mortgages
Ready America Funding (4)	9	14.0%	n/a	n/a	n/a	16,283,217	16,283,217	-

Secured, LOC to UMTH Lending Co., L.P. (4), (5)	1	12.5%	n/a	n/a	n/a	7,576,966	7,576,966	-

Land Development Loans
UDF III Economic Interest Participation	2	14.0%	12/31/13	n/a	n/a	79,514,067	79,514,067	-
Construction Loans	6	13.0%	10/28/10-6/10/2014	n/a	n/a	9,676,374	9,676,374	-
Totals	236					$114,433,936	$114,305,884	$54,234

(1)	Current book value of loans.
(2)	Net of allowance for loan losses on mortgage loans of $128,052 at September 30, 2013.
(3)	Principal amounts greater than thirty (30) days past due.
(4)	Lines of credit with Ready America Funding and UMTH Lending Co., L.P. are collateralized by 10 and 1 loans, respectively. Principal amounts due upon disposition of assets.
(5)	The Company has a first lien collateral position in these loans funded by the originator. The advances to the originator do not have specific maturity dates.

Below is a reconciliation and walk forward of mortgage loans, net of allowance for loan losses, for the nine months ended September 30, 2013.

Balance at beginning of period	$114,871,403
Additions during period:
Investments in (collections of) principal	2,828,571
Deductions during period:
Other decreases - UDF III participation	(2,857,739)
Other decreases	(377,988)
Foreclosures	(344,587)
Other (net change in allowance for loan loss)	186,224
Balance at close of period	$114,305,884

Material Trends Affecting Our Business

We are a real estate investment trust and derive a substantial portion of our income from loans secured by single-family homes (both finished homes and homes under construction), single-family home lots, model homes and entitled land under development into single-family home lots.  We continue to concentrate our investment activities in the southwest sections of the United States, particularly in Texas.  Currently, the majority of our portfolio relates to property located in the state of Texas, and we intend to invest in markets that demonstrate similarly sound economic and demand fundamentals – fundamentals that we believe will be the drivers of the recovery – and balanced supplies of homes and finished lots.

In managing and understanding the markets and submarkets in which we make loans, we monitor the fundamentals of supply and demand. We monitor the economic fundamentals in each of the respective markets in which we make loans by analyzing demographics, jobs and housing affordability. We also monitor movements in home prices and the presence of market disruption activity, such as investor or speculator activity. Further, we study new home starts, new home closings, finished home inventories, finished lot inventories, existing home sales, existing home prices, foreclosures, absorption, prices with respect to new and existing home sales, finished lots and land and the presence of sales incentives, discounts, or both, in a market.

We believe that the housing market is continuing to recover and strengthen. This recovery will continue to be regional in its early stages, led by those housing markets with stronger demand fundamentals and more balanced supplies of land and housing inventory. Nationally, the housing recovery has strengthened as excess inventories of new and existing homes have been absorbed, home affordability has been restored, home prices have begun to recover and consumer demand continues to improve. We believe that continued strengthening of the recovery depends on adequate supplies of homes available for purchase and finished lots on which homebuilders can start new homes as well as the continued recovery of the consumer. Nationally, we believe consumers continue to remain cautious due to uncertainty present in many economic sectors, particularly with regards to elevated unemployment and under-employment, low wage growth, slow economic growth and events associated with tightened federal fiscal policy, including tax rates, spending and federal policies. Additionally, continued economic weakness and fiscal tightening on the state and local levels associated with particular states most severely affected by the collapse of the housing bubble will likely continue to drag on consumer health and confidence in those markets.

Easing policies of the Federal Reserve, coupled with extensive price correction over the past several years, have restored housing affordability across the country. Our measurement of housing affordability is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, based on the average interest rate over the third quarter of 2013 and assuming an annual mortgage insurance premium of 80 basis points for private mortgage insurance, plus a cost that includes estimated property taxes and insurance for the home. Over the recent quarter, interest rates for a conventional, fixed-rate 30-year mortgage stabilized following their rise over the summer from the record-lows experienced in the second half of 2012. As result of the rise in interest rates and general home price appreciation, affordability has been reduced in most markets from levels experienced in 2012 and the first quarter of 2013. However, even with such an increase in mortgage rates and home prices, we believe that home affordability remains high relative to historical standards, and the median income-earning family can still comfortably afford the median-priced home. In the short term, we believe that the recent increases in the 30-year fixed mortgage rate may quicken the return of consumer demand for new homes in anticipation of further increases in mortgage rates. Over the longer-term, significant increases in mortgage rates may cause homebuyers to reduce the size of the home that they purchase, but will likely not reduce the overall demand for new homes.

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

Nationally, the pace of new home sales fell during the third quarter of 2013 from the pace of sales in the first and second quarters of 2013. Due to the lapse in federal funding during the third quarter, the U.S. Census Bureau announced that the release of certain economic indicators would be delayed, including the new home construction and sales data for September 2013. Therefore, this filing uses August 2013 data in place of the usual September data for its third quarter new home market discussion. We believe that the drop in sales pace was due to a combination of seasonal factors as well as the rise of interest rates, which likely causes some consumers to pause or adjust their home purchases in light of decreased affordability. However, national fundamentals that drive home sales continue to improve in most markets and home affordability remains high relative to historical levels, so we expect demand to continue to return and improve. The U.S. Census Bureau reports that the sales of new single-family residential homes in August 2013 were at a seasonally adjusted annual rate of 421,000 units. This number is up approximately 12.6% year-over-year from the August 2012 estimate of 374,000.

Since bottoming in early 2009, single-family permits and starts have improved significantly. According to the U.S. Census Bureau, single-family homes authorized by building permits in August 2013 were at a seasonally adjusted annual rate of 627,000 units. This was an increase year-over-year of approximately 20.6% from the rate of 520,000 in August 2012 and is the highest permit rate since May 2008. Single-family home starts for August 2013 stood at a seasonally adjusted annual rate of 628,000 units. This pace is up approximately 16.9% from the August 2012 estimate of 537,000 units and is the second-highest single-family start rate since June 2008. Such increases suggest to us that the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident at the bottom of the new homebuilding cycle.

The new home market is beginning to experience broad shortages of new home inventory. The seasonally adjusted estimate of new homes for sale at the end of August 2013 was 175,000, which is lower than any time since the U.S. Census Bureau began keeping records, excluding the most recent downturn. The number of new homes for sale increased by 12,000 units over the third quarter, however, the current level still represents a short supply of 5.0 months at the August 2013 sales rate. Shortages of available new home inventory or finished lot inventory may become a headwind to demand in the near term by constraining the ability of potential home purchasers to find acceptable options or by prompting greater home price increases due to the imbalance between supply and demand, but we believe demand will continue to increase.

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

The markets in which we invest continue to demonstrate healthy fundamentals. Annual new home starts in Austin outpaced sales 10,081 versus 9,375, with annual new home sales rising year-over-year by approximately 25.9% from the third quarter of 2012 to the third quarter of 2013. Annual new home starts in Houston outpaced sales 27,802 versus 24,919, with annual new home sales increasing year-over-year by approximately 19.5%. Annual new home starts in San Antonio outpaced sales 8,508 versus 8,050, with annual new home sales increasing year-over-year by approximately 10.1%. Annual new home starts in Dallas-Fort Worth outpaced sales 21,106 versus 19,050, with annual new home sales increasing year-over-year by approximately 20.4%. All numbers are as released by Metrostudy, a leading provider of primary and secondary market information.

According to the Real Estate Center at Texas A&M University, existing housing inventory levels are constrained, and we believe that such inventory constraint is likely contributing to home appreciation. Since the Real Estate Center at Texas A&M University is a private source of information and not dependent upon government funding, we were able to obtain September 2013 data on the Texas market. As of September 2013, the number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth, Lubbock and San Antonio was 2.6 months, 3.2 months, 2.7 months, 3.6 months, 3.8 months and 4.6 months, respectively. A 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market. Through September 2013, the number of existing homes sold to date in (a) Austin was 23,875, up 22% year-over-year; (b) San Antonio was 18,603, up 19% year-over-year; (c) Houston was 62,393, up 21% year-over-year; (d) Dallas was 46,656, up 21% year-over-year; (e) Fort Worth was 8,265, up 19% year-over-year; and (f) Lubbock was 3,171, up 25% year-over-year.

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

Outlook

We believe that the housing market has reached a bottom and continues to recover and strengthen. This recovery will continue to be regional in its early stages, led by those housing markets with stronger demand fundamentals and more balanced supplies of land and housing inventory. We believe that United Mortgage Trust has been active in monitoring current market conditions and in implementing various measures to manage our risk and protect our return on our investments by shifting our portfolio to investments that are less directly sensitive to the adverse market conditions and that produce higher yields and by aggressively liquidating non-performing loans. Based on that assessment, we do not anticipate a significant disruption to our normal business operations. Nevertheless, our assessments inherently involve predicting future events and we cannot be sure of the length or extent of the current credit crisis and if it continues over an extended period of time, or if its severity increases, its impact on the economy as a whole and on the housing and mortgage lending market which could cause us to suffer a higher level of delinquencies and losses than we are currently predicting and result in a material adverse impact on our business.  Nationally, we believe consumers continue to remain cautious due to uncertainty present in many economic sectors, particularly with regards to elevated unemployment and under-employment, low wage growth, slow economic growth and events associated with tightened federal fiscal policy, including tax rates, spending and federal policies. Nationally, the housing recovery has strengthened as excess inventories of new and existing homes have been absorbed, home affordability has been restored, home prices have begun to recover and consumer demand continues to improve. Continued economic weakness and fiscal tightening on the state and local levels associated with particular states most severely affected by the collapse of the housing bubble will likely continue to drag on consumer health and confidence in some markets.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

Revenues

Revenues for the three months ended September 30, 2013, were approximately $1,418,000 compared to approximately $1,339,000 for the comparable period in the prior year. This increase of approximately $79,000 was due partially to an increase of approximately $6,000 of interest earned on the UMTHLC line of credit, an increase of approximately $78,000 of interest income earned from the UDF line of credit, and an increase in the construction and lot loan banking portfolio of approximately $206,000 compared to the same period in the prior year. These amounts were partially offset by decreases in interest income earned of approximately $15,000, $89,000, and $105,000 on the UMTHLC deficiency note, the residential mortgage loan portfolio, and interest income recognized on our recourse note payments, respectively. These decreases were due to lower outstanding balances in these loan categories during the three months ended September 30, 2013 compared to the same period in the prior year. Revenues from interim loans accounted for approximately 17% of revenues for the three months ended September 30, 2013 compared to 18% in the same period in the prior year. The decline in our interim portfolio was a function of our having ceased the origination of and reduction of our investment in interim loans.

Revenues for the nine months ended September 30, 2013, were approximately $4,365,000 compared to approximately $4,043,000 for the comparable period in the prior year. This net increase of approximately $322,000 was due primarily to an increase in the recognition of interest income from the recourse notes of approximately $80,000, an increase in UMTHLC line of credit interest income of approximately $34,000, an increase of approximately $134,000 in the interest income earned on the UDF line of credit and an increase in interest income from the construction and lot banking portfolio of approximately $385,000, respectively. These increases were partially offset by decreases in interest income earned of approximately $5,000, $49,000 and $256,000 on the UMTHLC deficiency note, the UMTHLC interim loan portfolio, and residential mortgages, respectively. These decreases were due to lower outstanding balances in these loan categories, due to the liquidation and pay-off of many of these loans, during the nine months ended September 30, 2013 compared to the same period in the prior year. Revenues from interim loans accounted for approximately 17% of revenues for the nine months ended September 30, 2013 compared to 18% in the same period in the prior year. The decline in our interim portfolio was a function of our having ceased the origination of and reduction of our investment in interim loans.

During the three months ended September 30, 2013 and September 30, 2012, approximately 46% and 27%, respectively, of our revenues were derived from lines of credit and lot banking transactions, (these secured loans for the acquisition and development of single-family home lots are referred to as “land development loans”, “construction loans” and “lot banking transactions”). During the nine months ended September 30, 2013 and September 30, 2012, approximately 36% and 25%, respectively, of our revenues were derived from lines of credit and lot banking transactions. At September 30, 2013, our investment in the lines of credit to our affiliate, UDF, through the Economic Interest Agreement, and lot banking transactions, was approximately $80 million. We anticipate our investment in construction loans will increase during the remainder of 2013, facilitated by the Company’s lines of credit and continued emphasis on this type of investment activity.

During the three months ended September 30, 2013 and 2012, respectively, approximately 3% and 11% of our revenues were derived from secured promissory notes issued by affiliates pursuant to their accrued obligations to reimburse UMT for any defaulted loans that we acquired from them, which notes we refer to as “Recourse Obligations.” During the nine months ended September 30, 2013 and September 30, 2012, respectively, approximately 14% and 13% of our revenues were derived from the secured promissory notes described above.

Expenses

Noninterest operating expenses for the three months ended September 30, 2013 and September 30, 2012, were approximately $509,000 and $579,000, respectively.  Noninterest operating expenses for the nine months ended September 30, 2013 and September 30, 2012, were approximately $1,617,000 and $1,727,000, respectively. The decrease for the three months ended September 30, 2013 from the prior year is due primarily to lower real estate owned (“REO”) expenses of approximately $42,000, lower professional and consulting fees or approximately $17,000, and lower loan servicing fees of approximately $3,000. The decrease for the nine months ended September 30, 2013 is due primarily to the aforementioned decreases in REO expenses and loan servicing fees. Other fluctuations in operating expense line items are discussed below for the three and nine month periods ended September 30, 2013 and 2012:

Trust administration fees – The Company recorded approximately $250,000 in Trust administration fees for each of the three month periods ended September 30, 2013 and 2012, and approximately $750,000 between both comparable nine month periods ended September 30, 2013 and 2012.  The fee is a fixed amount each month as predetermined by the Company’s qualifying assets under management during these periods not to exceed $1 million per year.

Loan servicing fees (related parties) – approximately $1,000 and $5,000 (73% decrease) for the comparable three month periods ended September 30, 2013 and 2012, and approximately $4,000 and $15,000 (73% decrease) for the comparable nine month periods ended September 30, 2013 and 2012. The decreases were primarily due to the reduction in the residential home loan portfolio managed by PSC on behalf of UMT. The loan servicing fees are expected to continue to decrease accordingly as this portfolio is reduced.

Interest expenses (including related and unrelated parties) - $280,000 and $197,000 (42% increase) for the comparable three month periods ended September 30, 2013 and 2012, respectively, and approximately $690,000 and $591,000 (17% increase) for the comparable nine month periods ended September 30, 2013 and 2012, respectively.  The unrelated party interest increase was primarily due to an increase in the total outstanding lines of credit for funding the new construction and finished lot loan portfolios, and the increase in the outstanding HF II private notes.

Provision for loan losses - The Company recorded a provision for loan losses for the three months ended September 30, 2013 and 2012, of approximately $246,000 and $223,000, respectively.  For the nine months ended September 30, 2013 and 2012, the Company recorded a provision for loan losses of approximately $1,123,000 and $643,000, respectively. The Company realized actual loan losses of approximately $36,000 and $320,000 during the comparable three-month periods of 2013 and 2012, respectively.  The Company realized loan losses of approximately $453,000 and $766,000 during the comparable nine-month periods of 2013 and 2012, respectively.   Loss reserves are estimates of future losses based on historical default rates, estimated losses on the sale of real estate owned and expectations of future economic conditions and activity. The Company continually re-evaluates collateral value on specific loans deemed to be affected by current mortgage and housing environments and intends to establish reserves for any expected deficiencies that are not otherwise secured. From inception through September 30, 2013, the Company has acquired approximately $942 million of loans. The Company has recorded losses approximating 1.85% of those assets to date.  The Company anticipates loan losses to continue, primarily in our long-term and un-affiliated residential loan portfolio, and therefore continue to assess the adequacy of our loan loss reserves.

General and administrative expenses (including related parties) - $258,000 and $325,000 (a 21% decrease) for the comparable three month periods ended September 30, 2013 and 2012, respectively, and approximately $863,000 and $962,000 (a 10% decrease) for the comparable nine month periods ended September 30, 2013 and 2012, respectively. The decrease was primarily due to lower REO expenses and lower professional and consulting fees.

Net income was approximately $383,000 and $340,000 for the three months ended September 30, 2013 and 2012, respectively, and approximately $934,000 and $1,081,000 for the nine months ended September 30, 2013 and 2012, respectively.  Specific variances are explained in more detail above. Earnings per share of beneficial interest for the three months ended September 30, 2013 and 2012 were $0.06 and $0.05 per share, respectively, and $0.15 and $0.17 per share for the nine months ended September 30, 2013 and 2012, respectively.

Distributions

The Company’s dividend rate is fixed quarterly by our trustees, based on earnings projections. As such, the dividend rate may fluctuate up or down. Earnings are affected by various factors including use of leverage, current yield on investments, loan losses, general and administrative operating expenses and amount of non-income producing assets.  Distributions, per weighted average share of beneficial interest, to shareholders were $0.15 per share for the three months ended September 30, 2013 and 2012, and $0.43 per share for the nine months ended September 30, 2013 and 2012. The dividend portion of the distribution was $0.15 for the nine months ended September 30, 2013 and $0.17 for the nine months ended September 30, 2012. The portion of these distributions that did not represent a dividend represented a return of capital.

LIQUIDITY AND CAPITAL RESOURCES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Sources and Uses of Funds

Cash flows from operating activities are generally the result of net income adjusted for provision for loan losses, depreciation and amortization expense, and (increases) decreases in accrued interest receivable and accounts payable and accrued liabilities (including related parties). Cash provided by operations was approximately $139,000, and $103,000 in the nine months ended September 30, 2013, and September 30, 2012, respectively.

Cash flows from investing activities generally reflect fundings and payments received from lending activities. Cash used in investing activities was approximately $23,000 in the nine months ended September 30, 2013, primarily from advances in lines of credit receivable from non-related parties, net receipts from residential mortgages, related party deficiency notes and real estate owned. Cash provided by investing activities was approximately $1,715,000 during the nine months ended September 30, 2012. The primary uses were advances on lines of credit receivable and lines of credit receivable, related parties, and sources were primarily from sales of real estate owned, principal receipts from interim mortgages and deficiency notes, related parties and receipts from residential mortgages and recourse obligations, related parties.

Cash flows from financing activities generally reflect proceeds from the issuance of shares, borrowings or repayments on the lines of credit and notes payable, the purchase of treasury stock and the payment of dividends. The Company was provided cash by financing activities of approximately $1,329,000 during the nine months ended September 30, 2013, and the Company used cash from financing activities of approximately $1,347,000 during the nine months ended September 30, 2012. The primary sources are the proceeds from shares of beneficial interest and proceeds from borrowing on lines of credit and notes payable. The primary uses are the purchase of treasury stock, repayments of notes payable, and the payment of dividends. The increase in cash provided by financing activities during the nine months ended September 30, 2013, compared to the prior period was primarily due to proceeds from private notes payable.

Credit Facilities

During August 2009, the Company entered into a term line of credit facility with Texas Capital Bank for $5,000,000. The line of credit bears interest at prime plus one percent, with a floor of 5.5% and requires monthly interest payments. Principal and all unpaid interest will be due at maturity, which was originally August 29, 2012. Effective September 5, 2012, this term line of credit facility was renewed with the lender and maturity was extended to September 5, 2015. All other terms remain the same. The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit. The outstanding balance on this line of credit was approximately $5,000,000 and $3,609,000 at September 30, 2013 and December 31, 2012, respectively.

On May 27, 2011, the Company entered into a term line of credit facility with Veritex Community Bank for $4,300,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is May 27, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at September 30, 2013 and December 31, 2012 was approximately $1,817,000, and $3,111,000, respectively.

 On October 26, 2011, the Company entered into a term line of credit facility with Green Bank for $5,000,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is October 26, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at September 30, 2013 and December 31, 2012, was approximately $513,000, and $269,000, respectively.

On July 22, 2013, the Company entered into a term line of credit facility with Southwest Bank for $15,000,000. The loan bears interest at prime plus 1.5%, with a floor of 4.75%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is July 22, 2016. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The loan balance at September 30, 2013 was $0.

In March, 2010, the Company sold two residential mortgage loans, with full recourse, to unaffiliated investors for approximately $169,000. These sales were accounted for as recourse borrowings. The notes require monthly principal and interest payments at a rate of 9.5% amortized over 30 years with all unpaid principal and interest due at maturity. One loan had a balance of approximately $69,000 at September 30, 2013 and approximately $70,000 at December 31, 2012, and matures on May 1, 2015. The other loan had a balance of approximately $96,000 at both September 30, 2013 and December 31, 2012, and matures on November 23, 2013. The total outstanding balance on these notes was approximately $165,000 and $166,000, at September 30, 2013 and December 31, 2012, respectively.

On April 21, 2010, the Company entered into a term loan credit facility with Community Trust Bank for $1,600,000. The loan bears interest at prime plus one percent, with a floor of 7.0%, and requires monthly interest payments. Principal and all unpaid interest was due at maturity which was October 21, 2011. In December 2011, the term loan credit facility was extended through December 19, 2012, and the interest rate was reduced from 7.0% to 5.5%. In December 2012, the term loan credit facility was extended through February 18, 2014; all other terms remain the same. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at September 30, 2013 and December 31, 2012, was approximately $569,000 and $1,107,000, respectively.

On January 27, 2011, United Mortgage Trust initiated a private offering of Secured Subordinated Notes (“Notes,” to accredited investors “Note Holders”). The Notes are being offered through a wholly owned and consolidated subsidiary, UMT Home Finance II, L.P. (“HF II”). HF II is a Delaware limited partnership that was formed on November 29, 2010 as a Special Purpose Entity, for the purpose of originating and holding loans made to fund the acquisition of land and development of single-family lots, the acquisition of finished lots and the construction of single-family homes on the subject lots (“Loans”). HF II will issue up to $5 million in 7.5% Notes. The Notes will be secured by an undivided security interest on the pool of loans owned by HF II. The offering of the Notes is not registered under the Securities Act, in reliance upon the exemption from registration for non-public offerings provided by Rule 506 of Regulation D promulgated under the Securities Act. As of September 30, 2013, approximately $4,550,000 was outstanding, and as of December 31, 2012, approximately $1,230,000 was outstanding. Approximately $1,165,000, $15,000, $190,000, $512,500, $1,347,500, $100,000, $50,000, $25,000, $100,000, $75,000, $150,000, $50,000, $500,000, $130,000, $100,000 and $40,000 matures on, February 1, 2014, March 1, 2014, April 1, 2014, May 1, 2014, June 1, 2014, July 1, 2014, August 1, 2014, September 1, 2014, March 1, 2016, March 1, 2017, April 1, 2017, August 1, 2017, September 1, 2017, October 1, 2017, November 1, 2017 and January 1, 2018, respectively.

As of September 30, 2013, UMT had six Secured Subordinated Notes Payable (“Notes”) to various unrelated parties totaling approximately $1,040,000. These Notes bear interest at the rate of 7.5% per annum and require interest only payments on a monthly basis. These Notes are secured by an undivided security interest in the pool of construction loans funded for the construction of single-family homes by UMT Home Finance, L.P. a wholly owned and consolidated subsidiary of United Mortgage Trust and mature on June 1, 2014, July 1, 2014, August 1, 2014, and September 1, 2014.

The Company was in compliance with all of its debt covenants as of September 30, 2013.

Our primary sources of funds for liquidity consist of our dividend reinvestment plan, repayments of principal on our loans made to purchase mortgage investments, and bank lines of credit. The table below summarizes certain liquidity sources and uses for the nine-month periods ended September 30, 2013 and September 30, 2012:

	2013	2012
Shares issued	11,340	16,252
Proceeds from issuance of shares of beneficial interest	$169,000	$250,000
Number of shares returned to treasury	13,490	14,619
Purchase of treasury stock	(203,000)	(224,000)
Principal receipts:
First lien mortgage notes and trust receivables	$2,116,000	$712,000
Real estate owned (investments)	$584,000	$433,000
Interim loans, related parties	$1,942,000	$905,000
Lines of credit	$(4,932,000)	$166,000
Lines of credit, related parties	$(15,000)	$(505,000)
Net borrowings - lines of credit payable	$342,000	$701,000
Net borrowings - notes payable	$3,820,000	$671,000

We are not currently offering shares in the public markets except to existing shareholders through our dividend reinvestment plan. In July 2006, we registered an additional 1,000,000 shares to be offered through our dividend reinvestment plan.

Shares issued in the aggregate, as of September 30, 2013 and December 31, 2012, were 8,356,721 and 8,345,381, respectively. Shares retired to treasury through our share redemption plan in the aggregate were 1,919,339 and 1,905,850 through September 30, 2013 and December 31, 2012, respectively. Total shares outstanding were 6,437,382 and 6,439,531, at September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013, inception to date gross offering proceeds from all public offerings were approximately $166,421,000 and net proceeds after fees, marketing reallowance and commissions were approximately $147,693,000.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with GAAP. The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accrual of interest income, loan loss reserves and valuation of foreclosed properties. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Significant accounting policies are described in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes primarily as a result of the method by which our bank credit facilities are calculated at a fixed percentage of 1.0% over bank prime lending rate.

We provide a line of credit to UDF.  UDF is a real estate finance limited partnership which derives a substantial portion of its income by originating, purchasing, participating in and holding for investment mortgage loans made directly by UDF to persons and entities for the acquisition and development of real property as single-family residential lots that will be marketed and sold to home builders. Changes in interest rates may impact both demand for UDF’s real estate finance products and the rate of interest on the loans UDF makes. In most instances, the loans UDF makes are junior in the right of repayment to senior lenders who will provide loans representing 60% to 75% of total project costs. As senior lender interest rates available to our borrowers increase, demand for UDF mortgage loans may decrease, and vice versa.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, consisting of the individual who serves as our President, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2013.  Based on such evaluation, management has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the third fiscal quarter of 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There is currently no established public trading market for our shares. As an alternative means of providing limited liquidity for our shareholders, we maintain a Share Redemption Plan, (“SRP”).  Under the terms of our plan as modified and effective on May 1, 2009, shareholders who have held their shares for at least one year are eligible to request that we repurchase their shares. In any consecutive 12 month period we may not repurchase more than 5% of the outstanding shares at the beginning of the 12 month period. The repurchase price is based on the “Net Asset Value” (NAV) as of the end of the month prior to the month in which the redemption is made. The NAV will be established by our Board of Trustees no less frequently than each calendar quarter. For reference, at September 30, 2013 and December 31, 2012, the NAV was $14.76 and $15.06 per share, respectively. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests.  A “hardship” redemption may be granted (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long term care; and (iii) in the discretion of our Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that the request is made within 270 days after of the event giving rise to such exigent circumstances.  Previously, there was no hardship exemption. Shares will be redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter will be carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Previously, shares were redeemed monthly. Repurchases are subject to cash availability and Trustee discretion. Previously, the SRP provided that repurchases were subject to the availability of cash from our Dividend Reinvestment Plan or the Company’s credit line. We have also purchased a limited number of shares outside of our SRP from shareholders with special hardship considerations.

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

Share repurchases have been at prices between NAV, which is calculated and adjusted as necessary on a quarterly basis, and $20 per share. Shares repurchased at the lower price were 1) shares held by shareholders for less than 12 months or 2) shares purchased outside of our SRP.  Our stated NAV at September 30, 2013 and December 31, 2012 was $14.76 and $15.06 per share, respectively.

The following table sets forth information relating to shares of beneficial interest repurchased into treasury during the period covered by this report.

Month	Total number of shares repurchased	Average Purchase Price	Total number of shares purchased as part of a publicly announced plan	Total number of shares purchased outside of plan
January	1,823	$15.14	1,823	-
February	2,385	$15.14	2,385	-
March	1,618	$15.14	1,618	-
April	1,662	$15.10	1,662	-
May	1,267	$15.00	1,267	-
June	1,384	$14.92	1,384	-
July	1,046	$14.92	1,046	-
August	1,281	$14.89	1,281	-
September	1,024	$14.85	1,024	-
Totals	13,490	$15.06	13,490	-

Off-Balance Sheet Arrangements

As of the date of this Form 10-Q, we do not have any off-balance sheet arrangements.

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

UNITED MORTGAGE TRUST

Date: November 14, 2013	By	/s/ Stuart Ducote
President

