Form 10-K
period 2013-12-31
UNITED MORTGAGE TRUST
filed 2014-03-31
CIK 101390

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended

December 31, 2013.

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to _______________.

Commission File Number 000-32409

UNITED MORTGAGE TRUST

(Exact name of registrant as specified in its charter)

MARYLAND	75-6493585
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1301 Municipal Way, Grapevine TX 76051

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number:  (214) 237-9305

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

Yes ☒                                           No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

There is currently no established public market on which the Registrant’s common shares are traded. The aggregate market value of the Registrant’s shares of beneficial interest held by non-related parties of the Registrant at June 30, 2013 computed by reference to the price at which the common equity was last sold was $96,111,033

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

As of March 31, 2014 6,434,044 of the Registrant's Shares of beneficial interest were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference to the Registrant’s definitive proxy statement for the 2013 annual meeting of shareholders.

This annual report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not statements of fact and can be identified by words such as “anticipate,” “expect,” “estimate,” “intend,” “seek,” “plan,” “will,” “should,” “may” and similar terms, including their negative forms, and also by references to strategies, plans or intentions. Such statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the availability of and our ability to find suitable mortgage investments; economic trends affecting the real estate industry generally and the current conditions in the housing and mortgage industries including the impact thereof on the homebuilding industry, current high unemployment rates and changes in economic and credit market conditions, federal and state legislative action and actions of regulatory agencies, changes in interest rates, our ability to adapt to changing circumstances, the concentration of our credit risks particularly with related parties, the continued financial viability of related parties to whom we have extended loans, the ability of counterparties to perform their obligations to us, the level of reinvestment of dividends by our shareholders in our dividend reinvestment plan and the requirement to maintain qualification as a real estate investment trust. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore we cannot give assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or by any other person that the results or conditions described in such statements or in our objectives and plans will be realized. Readers should carefully review our financial statements and the notes thereto, as well as the risk factors described in Item 1A of this Annual Report and in our other filings with the Securities and Exchange Commission (“SEC”). Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report.

PART I

ITEM 1. BUSINESS

GENERAL

United Mortgage Trust (which we refer to in this report as “we,”, “us”, “our”, “UMT”, the “Trust” and the “Company”) is a Maryland real estate investment trust formed on July 12, 1996. We acquire mortgage investments from several sources, including from related parties of our Advisor, UMTH General Services, L.P., a Delaware limited partnership (“Advisor” or “UMTHGS”).  The amount of mortgage investments acquired from such sources depends upon the mortgage investments that are available from them or from other sources at the time we have funds to invest. We believe that all mortgage investments purchased from related parties of the Advisor are at prices consistent with those that would be paid to non-related third parties for mortgages with comparable terms, rates, credit risks and seasoning. For a more detailed description of these and other related parties and our transactions with them, please see Part III, Item 13 “Certain Relationships and Related Transactions and Director Independence” in this Annual Report.

In the past, we have invested in first lien secured interim mortgage loans with initial terms of 12 months or less for the acquisition and renovation of single-family homes, which we refer to as “Interim Loans” and first lien secured mortgage loans with terms of 12 to 360 months for the acquisition of single-family homes, referred to as “Residential Mortgages, some of which are still outstanding. Currently, our principal investment objectives are to invest proceeds from our dividend reinvestment plan, financing proceeds, proceeds from the repayment of our loans, capital transaction proceeds and retained earnings in the following types of investments: (i) lines of credit and secured loans for the acquisition and development of single-family home lots, referred to as “Land Development Loans”; (ii) lines of credit and loans secured by developed single-family lots, referred to as “Finished Lot Loans”; (iii) lines of credit and loans secured by completed model homes, referred to as “Model Home Loans”; (iv) loans provided to entities that have recently filed for bankruptcy protection under Chapter 11 of the U.S. bankruptcy code, secured by a priority lien over pre-bankruptcy secured creditors, referred to as “Debtor in Possession Loans”, (v) lines of credit and loans, with terms of 18 months or less, secured by single family lots and homes constructed thereon, referred to as “Construction Loans”; )”; (vi) discounted cash flows secured by assessments levied on real property, and (vii) senior or subordinate securities backed by finished lot loans and / or development loans referred to as “Securitizations”. We collectively refer to the above listed loans as “Mortgage Investments”. We may also provide credit enhancements to real estate developers, homebuilders, land bankers and other real estate investors who acquire real property, subdivide real property into single-family residential lots, acquire finished lots and/or build homes on such lots, referred to as “Credit Enhancements”. Additionally, our portfolio includes obligations of related parties of our Advisor, which we refer to as “recourse obligations.”

Land Development Loans are expected to have terms from 12 to 48 months. Our loans to United Development Funding, L.P., a Nevada Limited Partnership, (“UDF”), are secured by the pledge of all of UDF’s Land Development Loans and equity participations, and are subordinated to its senior debt. Finished Lot Loans, Construction Loans and builder Model Home Loans are expected to have terms of 9 to 48 months.

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

The overall management of our business is vested in our Board of Trustees (the “Board”).  UMTHGS has been retained as Advisor to manage our day-to-day operations and to use its best efforts to seek out and present, whether through its own efforts or those of third parties retained by it, investment opportunities that are consistent with our investment policies and objectives and consistent with the investment programs the members of the Board (the “Trustees”) may adopt from time to time in conformity with our Second Amended and Restated Declaration of Trust (“Declaration of Trust”).

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

INVESTMENT OBJECTIVES AND POLICIES OF UNITED MORTGAGE TRUST

PRINCIPAL INVESTMENT OBJECTIVES

Our principal investment objectives are to invest proceeds from our dividend reinvestment plan, financing proceeds, proceeds from the repayment of our loans, capital transaction proceeds and retained earnings in the following types of investments:

(i)	lines of credit and secured loans for the acquisition and development of single-family home lots, referred to as “Land Development Loans”;

(ii)	lines of credit and loans secured by developed single-family lots, referred to as “Finished Lot Loans”;

(iii)	lines of credit and loans secured by completed model homes, referred to as “Model Home Loans”;

(iv)	loans provided to entities that have recently filed for bankruptcy protection under Chapter 11 of the US bankruptcy code, secured by a priority lien over pre-bankruptcy secured creditors, referred to as “Debtor in Possession Loans”;

(v)	lines of credit and loans, with terms of 18 months or less, secured by single family lots and homes constructed thereon, referred to as “Construction Loans”;

(vi)	to provide credit enhancements to real estate developers, homebuilders, land bankers and other real estate investors who acquire real property, subdivide real property into single-family residential lots, acquire finished lots and/or build homes on such lots, referred to as “Credit Enhancements”;

(vii)	discounted cash flows secured by assessments levied on real property; and

(viii)	senior or subordinate securities backed by finished lot loans and / or development loans referred to as “Securitizations”.

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

INVESTMENT POLICY

Most of our Mortgage Investments to date are geographically concentrated in the Texas market. We anticipate that this concentration will continue in the near future, but it is our intention to expand our geographic presence through the purchase of Mortgage Investments in other geographic areas of the United States. In making the decision to invest in other areas, we consider the market conditions prevailing at the time we invest.

As of December 31, 2013, our portfolio was comprised of:

Mortgage Loan Category:	Percentage of Mortgage Portfolio:
First lien secured interim mortgages 12 months or less and residential mortgages	15%
Secured Line of Credit to UMTHLC	7%
Land development loans	70%
Finished lot loans	1%
Construction loans	7%

We no longer invest in Interim Loans or Residential Mortgages. We plan to continue to invest in Land Development Loans, Finished Lot Loans, Construction Loans and Model Home Loans because, 1) Land Development Loans and Finished Lot Loans have provided us with suitable collateral positions, well capitalized borrowers and attractive yields; and, 2) Model Home Loans and Construction Loans are expected to provide us with suitable collateral positions, well capitalized borrowers and attractive yields. Model Home and Construction Loans are expected to produce higher yields commensurate with Land Development Loans, Finished Lot. As we phased out of Interim Loans we increased the percentage of our portfolio invested in Land Development Loans, Finished Lot Loans, Model Home Loans, Debtor in Possession Loans, and Construction Loans.

UNDERWRITING CRITERIA

We will not originate residential mortgage loans, except to facilitate the resale of a foreclosed property.  Funds awaiting investment in Mortgage Investments will be invested in government securities, money market accounts or other assets that are permitted investments for REITs.  See “Temporary Investments” below.

The underwriting criteria for Mortgage Investments are as follows:

(1)	Priority of Lien

·	Land Development Loans and Finished Lot Loans must be secured by a first lien, second lien or a pledge of partnership interest that is insured by a title company. Second liens are subject to the Loan-to-Value (“LTV”) limitations set forth below.
·	Model Home Loans and Construction Loans will be secured by a first lien or a second lien that is insured by a title insurance company. Second liens are subject to the Loan-to-Value (“LTV”) limitations set forth below.
·	Credit Enhancements must be secured by first or second liens or pledges of partnership interests.
·	Debtor in Possession Loans will be secured by a priority lien over pre-bankruptcy secured creditors and a claim with super-priority over administrative expenses allowed by the bankruptcy court.

(2)	Rate and Fees

·	Our Advisor, UMTH General Services, L.P. (“UMTHGS” or our “Advisor”) seeks to acquire Mortgage Investments that will provide us with a satisfactory net yield. Net yield is determined by the yield realized after payment of note servicing fees, if any, and administrative costs (ranging from 1% to 2% of our average invested assets). Rates will be either adjustable or fixed. No loans will be purchased at a premium above the outstanding principal balance. Our investment policy allows for acquisition of loans at various interest rates. Fees charged for Credit Enhancements will be determined by the degree of risk as determined and recommended by our Advisor. Credit Enhancement fees are expected to range between 0.5% and 3% per annum.

(3)	Term and Amortization

·	There is no minimum term for the loans we acquire.
·	Land Development Loans, Finished Lot Loans and Model Home Loans will generally have terms from 24 to 48 months.
·	Construction Loans will generally have terms of 12 to 18 months.
·	Generally, Land Development Loans, Finished Lot Loans, Model Home Loans and Construction Loans do not amortize. They are interest only loans with the principal paid in full when the loans mature.
·	Debtor in Possession Loans will generally have terms and amortizations of 6 to 60 months.
·	Credit Enhancements will generally range from 12 to 48 months.

(4)	Loan-to-Value (“LTV”), Investment-to-Value Ratio (“ITV”), Combined LTV Ratio (“CLTV”)

·	Land Development Loans, Finished Lot Loans and Construction Loans: Except as set forth below, loans purchased may not exceed an 85% ITV. Except as set forth below, Land Development Loans, Finished Lot Loans and Construction Loans will not exceed 85% of the value of the collateral securing the indebtedness (the LTV of the loan). The purchase of, or investment in, subordinate liens, secured loans or partnership interests securing loans will not exceed a CLTV of 85%, (subject to the exceptions listed below) and may not exceed 85% LTV for first liens and 100% CLTV for second lien loans. CLTV shall mean the sum of all indebtedness senior to us plus the sum of our investment or loan.
·	Model Home Loans: LTV may not exceed 93% of each first lien loan, and will be a part of a pool of model home collateral and will also be cross-collateralized. CLTV may not exceed 100% of second lien loans. All expenses associated with the model home are borne by the home builder.
·	Debtor in Possession Loans will not exceed a 75% ITV.

(5)	Seasoning

·	None of the types of loans we currently purchase, or intend to purchase, are subject to seasoning requirements.

(6)	Borrower, Loan and Property Information

·	Land Development Loans, Finished Lot Loans, Model Homes Loans, Construction Loans, and Credit Enhancements: Borrower, loan and property information will be in accordance with guidelines set forth by the originating entities, UDF and UMTH Land Development, L. P., including economic feasibility studies, engineering due diligence reports, exit strategy analysis, and construction oversight requirements. UMTHGS or our “Advisor”, our Advisor, will periodically monitor compliance and changes to underwriting guidelines.
·	Debtor in Possession Loans: Loans will be reviewed and underwritten on a case by case basis by our Advisor, due to their unique characteristics. Our Advisor will employ the services of outside consultants, when and if necessary, to effectively evaluate each opportunity.

(7) Appraisals

·	Land Development Loans, Finished Lot Loans, Construction Loans and Model Home Loans: Appraisal must demonstrate that the LTV, ITV or CLTV is in compliance with the above-referenced LTV, ITV and CLTV standards. Loans exceeding LTV, ITV and CLTV guidelines must note the criteria on which the exception was based.
·	Debtor in Possession Loans will be underwritten on a case by case basis, given their unique characteristics and circumstances.
·	The appraisals must be performed by appraisers approved by our Advisor.

(8)	Credit

·	Land Development Loans, Finished Lot Loans, Model Home Loans, Construction Loans and Credit Enhancements: Extensions of credit to borrowers will be determined in accordance with net worth and down payment requirements prescribed by the originating companies (currently UDF and UMTHLD). Our Advisor shall periodically monitor compliance and changes to underwriting guidelines.

(9)	Hazard Insurance

·	Loans that are secured by a residence must have an effective, prepaid hazard insurance policy with a mortgagee's endorsement for our benefit in an amount not less than the outstanding principal balance on the loan. We reserve the right to review the credit rating of the insurance issuer and, if deemed unsatisfactory, request replacement of the policy by an acceptable issuer.

(10)	Geographical Boundaries

·	We may purchase Mortgage Investments and provide Credit Enhancements for real estate projects in any of the 48 contiguous United States.

(11)	Mortgagees' Title Insurance

·	Each Mortgage Investment purchased must have a valid mortgagees' title insurance policy insuring our lien position in an amount not less than the outstanding principal balance of the loan. Such title policy shall be issued by a title company with an “S – Substantial” rating or higher, as rated by Demotech, Inc., an independent financial analysis firm, or other similar standard determined by our Board of Trustees.

(12)	Guarantees, Recourse Agreements, and Mortgage Insurance

·	Land Development Loans, Finished Lot Loans, Model Home Loans, Construction Loans and Credit Enhancements shall have guarantees and collateral arrangements as determined by the originating companies (UDF and UMTHLD). Our Advisor shall review guarantees and recourse obligations.
·	Debtor in Possession Loans shall be secured by a priority lien over pre-bankruptcy secured creditors. Our Advisor shall review guarantees and recourse obligations.

(13)	Pricing

·	Mortgage Investments will be purchased at no minimum percentage of the principal balance, but in no event in excess of the outstanding principal balance.
·	Yields on our loan portfolio and fees charged for Credit Enhancements will vary with perceived risk, interest rate, credit, LTV ratios, down payments, guarantees or recourse agreements among other factors. Our objectives will be accomplished through the purchase of high rate loans, reinvestment of principal payments and other short-term investment of cash reserves and leverage of capital to purchase additional Mortgages Investments.

The principal amounts of Mortgage Investments and the number of Mortgage Investments in which we invest will be affected by market availability and also depend upon the amount of capital available to us from proceeds of our dividend reinvestment plan, retained earnings, repayment of our loans and borrowings.  There is no way to predict the future composition of our portfolio since it will depend in part on the loans available at the time of investment.

TEMPORARY INVESTMENTS

We intend to use proceeds from our dividend reinvestment plan, retained earnings, proceeds from the repayment of our loans and bank borrowings to acquire Mortgage Investments.  There can be no assurance as to when we will be able to invest the full amount of capital available to us in Mortgage Investments, although we will use our best efforts to invest or commit for investment all capital within 60 days of receipt.  We will temporarily invest any excess cash balances not immediately invested in Mortgage Investments or for the other purposes described above, in certain short-term investments appropriate for a trust account or investments which yield "qualified temporary investment income" within the meaning of Section 856(c)(6)(D) of the Internal Revenue Code of 1986, as amended (the “Code”), other investments which invest directly or indirectly in any of the foregoing (such as repurchase agreements collateralized by any of the foregoing types of securities), investments necessary for us to maintain our REIT qualification,  short-term highly liquid investments such as in investments with banks having assets of at least $220,000,000, savings accounts, bank money market accounts, certificates of deposit, bankers' acceptances or commercial paper rated A-1 or better by Moody's Investors Service, Inc., securities issued, insured or guaranteed by the United States government or government agencies, or in money market funds having assets in excess of $220,000,000 which invest directly or indirectly in any of the foregoing.

OTHER POLICIES

We will not: (a) issue senior securities; (b) invest in the securities of other issuers for the purpose of exercising control; (c) invest in securities of other issuers, other than in temporary investments as described under  " Temporary Investments;” (d) underwrite the securities of other issuers; or (e) offer securities in exchange for property.

We may borrow funds to make distributions to our shareholders or to acquire additional Mortgage Investments.  Our ability to borrow funds is subject to certain limitations set forth in the Declaration of Trust, specifically, we may not incur indebtedness in excess of 50% of the Net Asset Value of the Trust

Other than in connection with the purchase of Mortgage Investments or issuance of Credit Enhancements, which may be deemed to be a loan from us to the borrower, we do not intend to loan funds to any person or entity.  Our ability to lend funds to the Advisor, a Trustee or related parties thereof is subject to certain restrictions as described in "Summary of Declaration of Trust - Restrictions on Transactions with related parties.”

We will not sell property to our Advisor, a Trustee or Related Parties thereof at terms less favorable than could be obtained from a non-related party.

Although we do not intend to invest in real property, to the extent we do, a majority of the Trustees shall determine the consideration paid for such real property, based on the fair market value of the property.  If a majority of the Independent Trustees so determine, or if the real property is acquired from the Advisor, as Trustee or related parties thereof, a qualified independent real estate appraiser shall determine such fair market value selected by the independent Trustees.

We will use our best efforts to conduct our operations so as not to be required to register as an investment company under the Investment Company Act of 1940 and so as not to be deemed a "dealer" in mortgages for federal income tax purposes.  See "Risks Related to Federal Income Taxation and Our Status as a REIT.”

We will not engage in any transaction which would result in the receipt by the Advisor or its related parties of any undisclosed "rebate" or "give-up" or in any reciprocal business arrangement which results in the circumvention of the restrictions contained in the Declaration of Trust and in applicable state securities laws and regulations upon dealings between us and the Advisor and its related parties.

The Advisor and its related parties, including companies, other partnerships and entities controlled or managed by such related parties, may engage in transactions described in our prospectus, including acting as Advisor, receiving distributions and compensation from us and others, the purchasing, warehousing, servicing and reselling of mortgage notes, property and investments and engaging in other businesses or ventures that may be in competition with us.

CHANGES IN INVESTMENT OBJECTIVES AND POLICIES

The investment restrictions contained in the Declaration of Trust may only be changed by amending the Declaration of Trust with the approval of our shareholders.  However, subject to those investment restrictions, the methods for implementing our investment policies may vary as new investment techniques are developed.  The Board of Trustees shall periodically, no less than annually review our investment policies and objectives and publish them in a public filing and direct mail communication to our shareholders.

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

EMPLOYEES

The Company has no direct employees. However, our Advisor is staffed with employees who possess expertise in all areas required to fulfill its obligation as manager of our day-to-day management. UMTH owns 99.9% of our Advisor. The services of our President, Mr. Ducote, are retained through a consulting agreement.

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

Our operating results and the value of our mortgage investments, and consequently the value of your shares, are subject to the risk that if our mortgage investments do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to you will be adversely affected.  The following factors, among others, may adversely affect our results:

-	downturns in the national, regional and local economic climate;

-	competition from other real estate lenders;

-	local real estate market conditions, such as oversupply or reduction in demand for properties;

-	trends and developments in the homebuilding industry;

-	conditions in financial markets, including changes in interest rates, the availability and cost of financing, the fiscal and monetary policies of the United States government and the Board of Governors of the Federal Reserve System and international financial conditions;

-	unemployment rates;

-	increased operating costs, including, but not limited to, insurance expense, utilities, real estate taxes and state and local taxes;

-	civil disturbances, natural disasters, terrorist acts or acts of war which may result in uninsured or underinsured losses; and

-	declines in the financial condition of our borrowers and our ability to collect on the loans we make to our borrowers.

Continued distressed conditions in the real estate and mortgage markets have had and may continue to have adverse effects on our results.

During 2013 the mortgage lending industry continued to experience some instability due to, among other things, defaults and foreclosures on sub-prime and prime loans and a resulting decline in the market value of such loans. These developments were initially referred to as the “sub-prime crisis” but it became evident in 2008 that the crisis had progressed beyond “sub-prime” mortgages as the default rate on prime mortgages also increased. The sub-prime crisis had become a credit crisis and part of an overall negative economic environment. In response to these negative market conditions, lenders, investors, regulators and other third parties questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers in recent years. This has led generally to reduced investor demand for mortgage loans and mortgage-backed securities, tightened credit requirements, reduced liquidity and increased credit risk premiums.

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

We believe that the impact of these factors on our operations has been significant. We have adopted active strategies to monitor and manage our credit risk and our portfolio of mortgage investments, such as eliminating our investments in new Interim Loans secured by conventionally built homes, with the objective of limiting the extent to which possible adverse financial effects from the credit crisis. However, we have two loans in California, which is one of the states that has suffered most from the sub-prime crisis and conditions could change in Texas and in our other markets. Therefore, we can give no assurances that there will not be a marked increase in defaults under our interim loans accompanied by a rapid decline in real estate values that could have further material adverse effect upon our financial condition and operating results.

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

The recovery of money owed to us may be delayed or impaired by the operation of the federal bankruptcy laws.  Any borrower has the ability to delay a foreclosure sale for a period ranging from a few months to several months or more by filing a petition in bankruptcy, which automatically stays any actions to enforce the terms of the loan.  The length of this delay and the associated costs would generally have an adverse impact on the return we realize on our investments.

Risks Related to Our Business

We may not be successful in managing credit risk, particularly as such risk is impacted by the economic conditions, which could adversely affect our results and our ability to pay distributions to our shareholders.

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

We have previously invested in non-conforming loans which are subject to a higher risk of default than conventional mortgage loans.

Most of our mortgage investments are “non-conforming” in that they are not insured by a federally owned or guaranteed mortgage agency. Also, a portion of our loans involve, directly or indirectly, borrowers who do not satisfy all of the income ratios, credit record criteria, loan-to-value ratios, employment histories and liquidity requirements of conventional mortgage financing.  Accordingly, the risk of default by the borrowers of those "non-conforming loans" is higher than the risk of default in loans made to persons who qualify for conventional mortgage financing.   The three year average default rate for our residential mortgages and contracts for deed was approximately 1.27% and for our interim loans was approximately 0.03%.

We are exposed to concentrated credit risk with respect to a number of our loan transactions with related parties which could result in adverse results in the event of delinquencies or defaults.

A significant portion of our entire mortgage loan portfolio is comprised of loans we have made to related entities. Although we regularly conduct collectability analyses of these related entities, including UDF, the obligors under the recourse notes, UMTH and UMTHGS, because the security we hold for payment of a number of these obligations consists in significant part of receivables of these related parties from other related parties as well as from non-related parties and because our ultimate ability to collect on these obligations is dependent to a large extent upon the continued financial performance of those related parties we are exposed to a concentrated credit risk. In the event of a failure by those related parties to perform financially as they have regularly done in the past, our ability to collect on those obligations could be severely impaired or precluded. In such case, our earnings could be negatively impacted which in turn may limit distributions that we are able to pay to our shareholders.

We have a dependence upon the UDF line of credit which exposes us to concentrated credit risk and could result in adverse results with respect to delinquencies or defaults.

The balance of our line of credit to UDF is approximately $82 million at December 31, 2013. A significant amount of our total earnings are provided through that lending arrangement: however we have sold a participation in the UDF loan to UDF III, L.P, effectively reducing our exposure to less than 10% of the outstanding loan balance at December 31, 2013. Effective December 31, 2010, the line of credit was increased from $60 million to $75 million and extended for one year, and effective December 31, 2012 the line of credit was increased from $75 million to $82 million. Effective October 1, 2013, the line of credit was extended and matures on December 31, 2014. The large amount that we have committed to the UDF line of credit means that we face a concentrated credit risk with UDF so that, in the event of delinquencies or defaults by UDF, a significant portion of our total portfolio of mortgage investments could be adversely affected. In addition, if we are unable to renew the line of credit when it expires or to find an alternative lending arrangement either with UDF or other borrowers that will allow us to use an equivalent amount of our lending resources and that will generate an equivalent or better return to us, our earnings will be negatively impacted which may result in an adverse impact on our ability to make distributions to our shareholders.

Our loans to UDF are junior to other lenders and expose us to the risks of the homebuilding industry that could result in losses on our mortgage investments.

Our loans to UDF are secured by UDF’s interest in mortgages and equity participations that it has obtained to secure its loans to real estate developers. Some of those mortgages are junior mortgages. The developers obtain the money to repay the development loans by reselling the residential home lots to home builders or individuals who build single-family residences on the lots.  A developer’s ability to repay its loans is based primarily on the amount of money generated by the developer’s sale of its inventory of single-family residential lots. As a result, we are exposed to the risks of the homebuilding industry, which is undergoing a significant downturn due in large part to the negative economic environment. Accordingly, continued or further deterioration of home building conditions or in the broader economic conditions of the homebuilding market could cause the number of homebuyers to decrease, which would increase the likelihood of defaults on the development loans and, consequently, increase the likelihood of a default on the UDF line of credit loan.   If this were to occur, we may face the inability to recover the outstanding loan balance on foreclosure of collateral securing our loans because our rights to this collateral will be junior to the rights of senior lenders and because of the potentially reduced value of the underlying properties.

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

We purchase most of our mortgage investments from related parties of our Advisor, which may present a conflict of interest for our Advisor.

We acquire most of our mortgage investments from related parties of the Advisor.  Due to the affiliation between the Advisor and those entities and the fact that those entities may earn fees on the origination of mortgage investments sold to us, the Advisor has a conflict of interest in determining if mortgage investments should be purchased from related or non-related third parties. These arrangements could affect our Advisor’s judgment and advice with respect to acquisitions of investments, originations of loans, sales of properties and other dealings between us and our Advisor.

We are dependent upon our Advisor for sourcing and management of our investments and management of our operations, and any adverse changes in the financial condition of our Advisor or its related parties or our relationship with them could hinder our operating performance and the return on our investments.

We rely heavily on our Advisor, and its related parties for the sourcing and management of our investments and for management of our operations. A significant portion of our investment activities are with related parties of our Advisor and therefore adverse changes in the financial condition of our Advisor or our relationship with our Advisor could hinder its ability to successfully manage our operations and our portfolio of investments and could limit our sources of investments. Because our Advisor and its related parties engage in other business activities, conflicts of interest may arise in operating more than one entity with respect to allocating time between those entities. This may cause our operations and our shareholders’ investment to suffer.

We have a high geographic concentration of mortgage investments in Texas and adverse changes in economic or market conditions in Texas could negatively affect our financial performance and condition.

A large percentage of the properties securing our mortgage investments are located in Texas, with approximately 38% in the Dallas/Fort Worth area. As a result, we have a greater susceptibility to the effects of an economic downturn in that area or from slowdowns in certain business segments that represent a significant part of that area’s overall economic activity such as energy, construction, financial services and tourism.

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

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. In the event that we are forced to foreclose on a defaulted mortgage investment to recover our investment, we may be subject to environmental liabilities in connection with that real property which may cause its value to be diminished.  Hazardous substances or wastes, contaminants, pollutants or sources thereof (as defined by state and federal laws and regulations) may be discovered on a property during our ownership or after a sale of that property to a third party.  If those hazardous substances are discovered on a property, we may be required to remove those substances or sources and clean up the property.  We could incur full recourse liability for the entire cost of any removal and clean up and the cost of such removal and clean up could exceed the value of the property or any amount that we could recover from any third party.  We may also be liable to tenants and other users of neighboring properties for environmental liabilities.  In addition, we may find it difficult or impossible to sell the property prior to or following any such clean up. The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or paying personal injury claims could reduce amounts available for distribution to our shareholders.

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

Because our investment decisions are based in major part upon the value of the real estate underlying our mortgage investments and less upon the creditworthiness of the borrowers, we rely primarily on the real property securing the mortgage investments to protect our investment.  We rely on appraisals and on Broker Price Opinions ("BPO's"), both of which are paid for and most of which are provided by the loan originator, to determine the fair market value of real property used to secure the mortgage investments we purchase. BPO’s are determinations of the value of a property based on a study of the comparable values of similar properties prepared by a licensed real estate broker.  We cannot be sure that those appraisals or BPO's are accurate.  Moreover, since an appraisal or BPO is given with respect to the value of real property at a given point in time, subsequent events could adversely affect the value of real property used to secure a loan. Such subsequent events may include changes in general or local economic conditions, neighborhood values, interest rates and new construction.  Moreover, subsequent changes in applicable governmental laws and regulations may have the effect of severely limiting the permitted uses of the property, thereby drastically reducing its value.  Accordingly, if an appraisal is inaccurate or subsequent events adversely affect the value of the property, the mortgage investment would not be as secure as anticipated, and, in the event of foreclosure, we may not be able to recover our entire investment.

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

We are dependent upon our Advisor and the employees and contractors of our Advisor with respect to virtually all aspects of our operations and financial affairs. Fraud, misconduct or inadvertent errors by those employees or contractors could cause financial harm to us or expose us to litigation or regulatory action and injure our reputation. These types of conduct could include, among other types, activities such as unauthorized expenditures, defalcations, incorrect reporting of our transactions or errors or misstatements in required filings. Our ability to protect against and detect fraud, misconduct or inadvertent errors is limited and we may not be successful in detecting and remedying these actions in which case we may suffer financial and other harm that would have a negative impact on the value of our shares.

Risks Related to Federal Income Taxation and Our Status as a REIT

We face the risk of an inability to maintain our qualification as a REIT.

We are organized and conduct our operations in a manner that we believe enables us to be taxed as a REIT under the Code. To qualify as a REIT and avoid the imposition of federal income tax on any income we distribute to our shareholders, we must continually satisfy two income tests, two asset tests and one distribution test.

If, in any taxable year, we fail to distribute at least 90% of our taxable income, we will be taxed as a corporation and distributions to our shareholders will not be deductible in computing our taxable income for federal income tax purposes.  Because of the possible receipt of income without corresponding cash receipts due to timing differences that may arise between the realization of taxable income and net cash flow (e.g., by reason of the original issue discount rules) or our payment of amounts that do not give rise to a current deduction (e.g., as principal payments on indebtedness), it is possible that we may not have sufficient cash or liquid assets at a particular time to distribute 90% of our taxable income.  In that event, we could declare a consent dividend or we could be required to borrow funds or liquidate a portion of our investments in order to pay our expenses, make the required distributions to shareholders, or satisfy our tax liabilities, including the possible imposition of a four percent excise tax. We may not have access to funds to the extent, and at the time, required to make such payments.

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

In order to qualify as a REIT, we must also determine that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer. No more than 25% of the total value of our assets can be stock in taxable REIT subsidiaries. If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. The need to comply with these gross income and asset tests may cause us to acquire other assets that are qualifying real estate assets for purposes of the REIT requirements, but that are not part of our overall business strategy and might not otherwise be the best investment alternatives for us.

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

The dividend rate is fixed quarterly by our trustees, based, in part, on earnings projections. As such, the dividend rate may fluctuate up or down. Earnings are affected by various factors including use of leverage, cash on hand, current yield on investments, loan losses, general and administrative operating expenses and amount of non-income producing assets. We made distributions in excess of earnings between 1999 and 2005 and in 2008, 2009, 2010, 2011, 2012 and 2013. The amount of the excess constituted a return of capital.

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

Our shareholders may not be able to sell their shares under our share redemption program and, if our shareholders are able to sell their shares under the program, they will likely encounter a lengthy delay in receiving payment for their shares and may not be able to recover the amount of their investment in our shares.

Our Share Redemption Plan (“SRP”) contains numerous restrictions that limit our shareholders’ ability to sell their shares. Shareholders must hold their shares for at least one year in order to participate in the SRP, except for hardship redemptions (as defined in the plan). In addition, the SRP limits us to purchasing, in any consecutive 12 month period, more than 5% of the outstanding shares at the beginning of the 12 month period and repurchases are further subject to cash availability. Shares are repurchased at their NAV”. In recent years we have had a large number of requests from shareholders to purchase their shares and have been required to place shareholders in a queue and to make repurchases on a “first come, first served” basis in order for us to comply with the restrictions of our SRP. As a result, shareholders have experienced significant delays in receiving payment for their shares that they have submitted for purchase under the SRP. Since the repurchase price is equal to the NAV, a shareholder may receive less than the amount of their investment in the shares. Moreover, our Trustees have the discretion to suspend or terminate the SRP upon 30 days’ notice. As a result of these restrictions and circumstances, the ability of our shareholders to sell their shares should they require liquidity, and to recover the value they invested, is significantly restricted. Currently our share redemptions are limited to death and medical hardship requests as approved by our trustees on a case-by-case basis.

Provisions of Maryland law and our governing documents may have an anti-takeover effect; investors may be prevented from receiving a “control premium” for their shares.

Provisions contained in our Declaration of Trust and bylaws, as well as Maryland corporate law may have anti-takeover effects that delay, defer or prevent a takeover attempt, which may prevent shareholders from receiving a “control premium” for their shares. For example, these provisions may defer or prevent tender offers for our shares or purchases of large blocks of our shares, thereby limiting the opportunities for our shareholders to receive a premium for their shares over then-prevailing market prices. These provisions include the following:

•	Ownership limit. Our Declaration of Trust limits related investors who acquire over 9.8% of our shares (“Excess Shares”) from voting those shares, and we have the right to repurchase any Excess Shares held by any investor.

•	Maryland business combination statute. Maryland law restricts the ability of holders of more than 10% of the voting power of our shares to engage in a business combination with us.

•	Maryland control share acquisition statute. Maryland law limits the voting rights of large shareholders who acquire “control shares” in a “control share acquisition.”

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

MARKET INFORMATION

There is currently no established public trading market for our shares. As an alternative means of providing limited liquidity for our shareholders, we maintain a Share Redemption Plan (“SRP”).

REGISTRANT PURCHASES OF EQUITY SECURITIES

SHARE REDEMPTION PLAN

Our Trustees have the discretion to modify or terminate the SRP upon 30 days’ notice. Under the terms of our plan as last modified and effective on May 1, 2009 (see below for a further description of the plan modifications), shareholders who have held their shares for at least one year are eligible to request that we repurchase their shares. In any consecutive 12 month period we may not repurchase more than 5% of the outstanding shares at the beginning of the 12 month period. The repurchase price is based on the net asset value (“NAV”) as of the end of the quarter prior to the month in which the redemption is made. The NAV will be established by our Board of Trustees no less frequently than each calendar quarter. For reference, at December 31, 2013 and 2012 the NAV was $14.66 and $15.06 per share, respectively. Under the prior SRP terms, the redemption price was $20.00 per share. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests. A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long-term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long-term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that the request is made within 270 days after of the event giving rise to such exigent circumstances. Previously, there was no hardship exemption. Shares will be redeemed quarterly in the order that requests are presented. Any shares not redeemed in any quarter will be carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Previously, shares were redeemed monthly. Repurchases are subject to cash availability and Trustee discretion. Previously, the SRP provided that repurchases were subject to the availability of cash from the DRP or the Company’s credit line. Currently our share redemptions are limited to death and medical hardship requests as approved by our trustees on a case-by-case basis.

Share repurchases have been at prices of $14.76 to $20.00 through our SRP. Shares repurchased for less than $20.00 per share were 1) shares held by shareholders for less than 12 months 2) shares purchased outside of our Share Redemption Program prior to the May 1, 2009 modifications to our SRP or 3) shares purchased under our SRP subsequent to the May 1, 2009 modifications to our SRP.

Prior to May 1, 2009 the redemption price was $20 based on the determination of our Board of Trustees regarding the value of the shares with reference to our book value, our operations to date and general market and economic conditions. Subsequent to May 1, 2009, the redemption price was equal to the NAV as of the end of the quarter prior to the month in which the redemption was made.

The Company complies with Distinguishing Liabilities from Equity topic of FASB Accounting Standards Codification, which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value. We believe that shares tendered for redemption by a shareholder under the SRP do not represent a mandatory obligation until such redemptions are approved at the discretion of our Board of Trustees. At such time, we will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. At December 31, 2013 and 2012, all approved redemption requests had been paid.

The following table summarizes the share repurchases made by us in 2013:

Month	Total number of shares repurchased	Average Purchase Price	Total number of shares purchased as part of a publicly announced plan	Total number of shares purchased outside of plan
January	1,823	$15.14	1,823	-
February	2,385	$15.14	2,385	-
March	1,618	$15.14	1,618	-
April	1,662	$15.10	1,662	-
May	1,267	$15.00	1,267
June	1,384	$14.92	1,384	-
July	1,046	$14.92	1,046	-
August	1,281	$14.89	1,281	-
September	1,024	$14.85	1,024	-
October	2,118	$14.90	2,118	-
November	1,307	$14.83	1,307	-
December	932	$14.76	932	-
Totals	17,847	$15.01	17,847	-

SHAREHOLDERS

On December 31, 2013, we had 6,436,768 shares of [common stock/beneficial interest] outstanding compared to 6,439,531, and 6,437,420 shares of [common stock/beneficial interest] outstanding at December 31, 2012 and 2011, respectively. The decrease in outstanding shares from 2012 to 2013 is due to the increase in repurchases under our SRP and the decrease of shares issued under our Dividend Reinvestment Plan (“DRP”). The shares were held by 2,515, 2,486, and 2,313 beneficial owners in 2013, 2012, and 2011, respectively. No single shareholder owned 5% or more of our outstanding shares at December 31, 2013, 2012 or 2011.

Modifications to the Share Redemption Plan (“SRP”)

On March 18, 2009, the Board approved certain modifications to the Company’s SRP and its Dividend Reinvestment Plan (“DRP”), which modifications were disclosed in a Report on Form 8-K filed with the SEC on March 19, 2009. Pursuant to the requirements of the SRP and the DRP, the Company sent its shareholders notice of amendment of the SRP and the DRP, both to be effective on May 1, 2009. The modifications consisted of the following:

The redemption price is equal to the “Net Asset Value” (NAV) as of the end of the month prior to the month in which the redemption is made. The NAV is established by our Board of Trustees no less frequently than each calendar quarter. For reference, at December 31, 2013 and 2012 the NAV was $14.66 and $15.06 per share, respectively. Under the prior SRP terms, the redemption price was $20.00 per share. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests. A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long-term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long-term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that that the request is made within 270 days after of the event giving rise to such exigent circumstances. Previously, there was no hardship exemption. Shares will be redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter will be carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Previously, shares were redeemed monthly. Repurchases are subject to cash availability and Trustee discretion. Previously, the SRP provided that repurchases were subject to the availability of cash from the DRP or the Company’s credit line. Currently our share redemptions are limited to death and medical hardship requests as approved by our trustees on a case-by-case basis.

Modifications to the Dividend Reinvestment Plan (“DRP”)

Effective May 1, 2009, our DRP share purchase price was set at the NAV. Previously, the share purchase price was $20.00 per share.

Please refer to our Report on Form 8-K filed on March 19, 2009 for further information about the modifications to the SRP and DRP.

DIVIDEND POLICY

Under our current dividend policy, our distribution is comprised of (i) all of our earnings and (ii) a return of capital. We may retain up to 10% of our earnings to build share value (“Retained Earnings”), and must distribute to shareholders at least 90% of our taxable income each year, which does not ordinarily equal net income as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”), so as to comply with the REIT provisions of the Code.  To the extent we have available funds, we declare regular monthly dividends; however, if the Trustees were to determine that monthly dividends were not feasible, dividends would be declared quarterly).  Any taxable income remaining after the distribution of the final regular monthly dividend each year, excluding our Retained Earnings, is distributed together with the first regular monthly dividend payment of the following taxable year or in a special dividend distributed prior thereto.  The dividend policy is subject to revision at the discretion of the Board of Trustees.  All distributions are made by us at the discretion of the Board of Trustees and depend on our taxable earnings, our Retained Earnings, our financial condition, maintenance of our REIT status and such other factors as the Board of Trustees deems relevant.

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

We began making distributions to our shareholders on September 29, 1997. Monthly distributions have continued each month thereafter. As of December 31, 2013, we had paid monthly dividends for 184 consecutive months. Distributions for each of the years ended December 31, 2013, 2012, and 2011 were made at a rate of 2.90% ($0.58) based on our original share price of $20.00. The dividend portion of the distribution was 0.92% ($0.18), 1.15% ($0.23), and 1.24% ($0.25), per weighted share for 2013, 2012, and 2011, respectively. The portion of these distributions that did not represent a dividend represented a return of capital. The rate of return of these distributions on the NAV of outstanding shares during 2013, 2012, and 2011 was at an annualized rate of 3.95%, 3.85%, 3.76% respectively.

UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA

We present below selected financial information. We encourage you to read the consolidated financial statements and the notes accompanying the consolidated financial statements in this Annual Report. This information is not intended to be a replacement for the consolidated financial statements.

	Years ended December 31,
	2013	2012	2011	2010	2009
OPERATING DATA
Interest on loans related parties	$4,359,866	$4,479,806	$3,850,099	$5,697,380	$7,657,170
Interest on loans	1,288,476	1,028,601	1,279,412	1,671,327	1,414,502
Total interest income	5,648,342	5,508,407	5,129,511	7,368,707	9,071,672
Net interest income	4,659,922	4,733,723	4,540,727	6,895,887	8,968,339
Total expenses	4,460,644	4,021,831	3,537,358	4,396,679	4,875,279
Net income	$1,187,698	$1,486,576	$1,592,153	$2,972,028	$4,196,393
Net income per share	$0.18	$0.23	$0.25	$0.46	$0.65
Weighted average shares outstanding	6,437,253	6,439,528	6,432,781	6,422,407	6,417,813

	Years ended December 31,
	2013	2012	2011	2010	2009
BALANCE SHEET DATA
Cash	$1,108,300	$236,213	$363,561	$7,325	$338,336
Investment in trusts receivable	653,736	905,659	1,098,797	1,243,638	2,023,327
Investment in residential mortgages	65,335	4,266,646	4,904,537	5,557,396	5,005,413
Interim mortgages, related parties	16,282,339	16,285,448	17,319,590	24,638,389	34,249,793
Interim mortgages	-	35,886	35,886	248,585	294,600
Allowance for loan losses	(128,053)	(314,277)	(340,487)	(459,361)	(222,463)
Real estate owned, net	5,287,857	8,192,368	11,090,796	15,980,479	9,426,875
Lines of credit receivable, related parties	86,151,485	88,947,361	78,356,781	69,714,261	63,303,613
Lines of credit receivable	8,961,704	4,744,680	4,132,639	4,755,129	8,202,706
Deficiency notes	4,976,199	6,121,525	8,063,129	7,301,046	7,189,311
Deficiency notes, related parties	29,295,567	29,958,940	29,507,820	12,739,093	10,315,478
Allowance for loan losses - deficiency notes	(1,736,306)	(2,246,632)	(4,757,746)	(4,517,746)	(4,314,128)
Recourse obligations, related parties	20,094,279	18,499,829	18,361,710	18,321,173	16,449,734
Other assets	11,116,173	9,640,921	8,492,926	12,644,137	10,273,004
Total assets	$182,128,615	$185,274,567	$176,629,939	$168,173,544	$162,535,599

Lines of credit payable	$7,682,920	$6,988,297	$6,680,333	$5,515,442	$3,788,477
Dividend payable	311,000	311,000	310,000	310,000	310,000
Participation payable, related parties	70,835,104	74,699,299	65,503,661	57,050,973	53,768,482
Other liabilities	8,950,672	6,331,088	5,032,958	4,173,482	2,783,883
Total liabilities	87,779,696	88,329,684	77,526,952	67,049,897	60,650,842

Total shareholders' equity	94,348,919	96,944,883	99,102,987	101,123,647	101,884,757
Total liabilities and shareholders' equity	$182,128,615	$185,274,567	$176,629,939	$168,173,544	$162,535,599

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto which appear in Item 8 in this Annual Report on Form 10-K.

GENERAL

In the past, we have invested in first lien secured interim mortgage loans with initial terms of 12 months or less for the acquisition and renovation of single-family homes, which we refer to as “Interim Loans” and first lien secured mortgage loans with terms of 12 to 360 months for the acquisition of single-family homes, referred to as “Residential Mortgages, some of which are still outstanding. Currently, our principal investment objectives are to invest proceeds from our dividend reinvestment plan, financing proceeds, proceeds from the repayment of our loans, capital transaction proceeds and retained earnings in the following types of investments: (i) lines of credit and secured loans for the acquisition and development of single-family home lots, referred to as “Land Development Loans”; (ii) lines of credit and loans secured by developed single-family lots, referred to as “Finished Lot Loans”; (iii) lines of credit and loans secured by completed model homes, referred to as “Model Home Loans”; (iv) loans provided to entities that have recently filed for bankruptcy protection under Chapter 11 of the U.S. bankruptcy code, secured by a priority lien over pre-bankruptcy secured creditors, referred to as “Debtor in Possession Loans”, (v) lines of credit and loans, with terms of 18 months or less, secured by single family lots and homes constructed thereon, referred to as “Construction Loans”; (vi) discounted cash flows secured by assessments levied on real property, and (vii) senior or subordinate securities backed by finished lot loans and / or development loans referred to as “Securitizations”. We collectively refer to the above listed loans as “Mortgage Investments”. We may also provide credit enhancements to real estate developers, homebuilders, land bankers and other real estate investors who acquire real property, subdivide real property into single-family residential lots, acquire finished lots and/or build homes on such lots, referred to as “Credit Enhancements”. Additionally, our portfolio includes obligations of related parties of our Advisor, which we refer to as “recourse obligations.”

Land Development Loans are expected to have terms from 12 to 48 months. Our loans to UDF are secured by the pledge of all of UDF’s Land Development Loans and equity participations, and are subordinated to its senior debt. Finished Lot Loans, Construction Loans and builder Model Home Loans are expected to have terms of 9 to 48 months.

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

At the end of 2013, our mortgage portfolio totaled approximately $112,115,000. Approximately 15% of our mortgages were first lien secured interim mortgages and residential mortgages and contracts for deed, approximately 7% were secured lines of credit to UMTH Lending Co., L.P., approximately 70% were land development loans, approximately 1% were finished lot loans, and approximately 7% were invested in construction loans. As noted above, our portfolio also includes obligations of related parties of our Advisor, which we refer to as “recourse loans” and “deficiency notes.”

We no longer invest in Interim Loans or Residential Mortgages. We plan to continue to invest in Land Development Loans, Finished Lot Loans, Construction Loans and Model Home Loans because, 1) Land Development Loans and Finished Lot Loans have provided us with suitable collateral positions, well capitalized borrowers and attractive yields; and, 2) Model Home Loans and Construction Loans are expected to provide us with suitable collateral positions, well capitalized borrowers and attractive yields. Model Home and Construction Loans are expected to produce higher yields commensurate with Land Development Loans, Finished Lot. As we phased out of Interim Loans we increased the percentage of our portfolio invested in Land Development Loans, Finished Lot Loans, Model Home Loans, Debtor in Possession Loans, and Construction Loans.

The following table summarizes mortgage loans by type and original loan size held by United Mortgage Trust at December 31, 2013.

Description	No. of Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face amount of Mortgage (1)	Carrying amount of Mortgage (2)	Past Due Amounts (3)
Single family residential 1st mortgages and interim loans (3):
Original balance $50,000 - $99,999	67	8.5% - 12.75%	05/01/14 – 3/01/39	n/a	n/a	334,303	274,770	27,279
Original balance $20,000 - $49,999	128	9.0% - 14.50%	04/01/17 – 5/19/36	n/a	n/a	372,945	306,530	26,665
Original balance under $20,000	3	9.0% - 14.50%	06/01/14 – 9/01/31	n/a	n/a	11,823	9,718	290

First Lien secured interim mortgages
Ready America Funding (5)	9	14.0%	n/a	n/a	n/a	16,282,339	16,282,339	-

Secured LOC to UMTH Lending Co., L.P. (4),(5)	1	12.5%	n/a	n/a	n/a	7,576,966	7,576,966	-

Land Development Loans
UDF LOC & UDF III Economic Interest Participation	2	9.25%	12/10/14	n/a	n/a	78,574,519	78,574,519	-

Construction & Lot Banking Loans	6	13.0%	6/10/14	n/a	n/a	8,961,704	8,961,704	-
Totals	216					$112,114,599	$111,986,546	$54,234

(1)	Current book value of loans.
(2)	Net of allowance for loan losses on mortgage loans of $128,053 at December 31, 2013.
(3)	Amounts greater than thirty (30) days past due.
(4)	Lines of credit with Ready America Funding and UMTH Lending Co., L.P. are collateralized by 9 and 1 loans, respectively.
(5)	The Company has a first lien collateral position in these loans funded by the originator. The advances to the originator do not have specific maturity dates.

Below is a reconciliation and walk forward of mortgage loans, net of allowance for loan losses for the year ended December 31, 2013.

Balance at beginning of period	$114,871,403
Changes during period:
Other (decrease in UDF III Participation)	(3,864,195)
Collections of principal, net	1,730,332
Other decreases, net	(592,631)
Foreclosures	(344,587)
Other (net change in allowance for loan loss)	186,224
Balance at close of period	$111,986,546

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

We believe that the housing market continues to recover and strengthen. We also believe that this recovery will continue to be regional and is in its early stages, led by those housing markets with stronger demand fundamentals and more balanced supplies of land and housing inventory. Nationally, the housing recovery has strengthened as excess inventories of new and existing homes have been absorbed, home affordability has been restored, home prices have begun to recover and consumer demand continues to improve. As interest rates and home prices increase we believe housing affordability will trend lower in certain markets. We believe that continued strengthening of the recovery depends on adequate supplies of homes available for purchase and finished lots on which homebuilders can start new homes as well as the continued recovery of the consumer. Nationally, we believe consumers continue to remain cautious due to uncertainty present in many economic sectors, particularly with regards to elevated unemployment and under-employment, low wage growth, slow economic growth and events associated with tightened federal fiscal policy, including tax rates, spending and federal policies. Additionally, continued economic weakness and fiscal tightening on the state and local levels associated with particular states most severely affected by the collapse of the housing bubble will likely continue to drag on consumer health and confidence in those markets.

Easing policies of the Federal Reserve, coupled with extensive price correction over the past several years, have restored housing affordability across the country. Our measurement of housing affordability is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, based on the average interest rate in 2013 and assuming an annual mortgage insurance premium of 80 basis points for private mortgage insurance, plus a cost that includes estimated property taxes and insurance for the home. Over the recent quarter, interest rates for a conventional, fixed-rate 30-year mortgage declined slightly following their rise over the previous quarter but above the record-lows experienced in the second half of 2012. As a result of the rise in interest rates and general home price appreciation, affordability has been reduced. However, even with such an increase in mortgage rates and home prices, we believe that home affordability remains high relative to historical standards, and the median income-earning family can still comfortably afford the median-priced home. In the short term, we believe that the recent stabilization in the 30 year fixed mortgage rate may quicken the return of consumer demand for new homes in anticipation of further increases in mortgage rates. Over the longer-term, significant increases in mortgage rates may cause homebuyers to reduce the size of the home that they purchase, but will likely not reduce the overall demand for new homes.

The Federal Reserve has indicated that it will no longer use a threshold of 6.5% national unemployment rate before it would raise short-term interest rates. Instead they will weigh a combination of economic indicators such as employment and inflation indicators. The Federal Reserve has stated that it intends to wind down its economic stimulus aimed at holding down long–term interest rates and spurring economic and job growth.

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

Nationally, the pace of new home sales increased during the fourth quarter of 2013 from the third quarter of 2013, but still remained below the pace of sales in the first and second quarters of 2013. We believe the drop in sales pace from the first and second quarters of 2013 is due to a combination of seasonal factors as well as the rise of interest rates, which likely causes some consumers to pause or adjust their home purchases in light of decreased affordability. However, national fundamentals that drive home sales continue to improve in most markets and home affordability remains high relative to historical levels, so we expect demand will continue to return and improve. The U.S. Census Bureau reports that the sales of new single-family residential homes in December 2013 were at a seasonally adjusted annual rate of 414,000 units. This number is up approximately 4.5% year-over-year from the December 2012 estimate of 396,000.

Since bottoming in early 2009, single-family permits and starts have improved significantly. According to the U.S. Census Bureau, single-family homes authorized by building permits in December 2013 were at a seasonally adjusted annual rate of 610,000 units. This was an increase year-over-year of approximately 4.5% from the rate of 584,000 in December 2012. Single-family home starts for December 2013 stood at a seasonally adjusted annual rate of 667,000 units. This pace is up approximately 7.6% from the December 2012 estimate of 620,000 units. Such increases suggest to us that the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident at the bottom of the new homebuilding cycle.

The new home market is beginning to experience broad shortages of new home inventory. The seasonally adjusted estimate of new homes for sale at the end of December 2013 was 171,000. The number of new homes for sale increased by 10,000 units during the fourth quarter of 2013; however, the current level still represents a short supply of 5.0 months at the December 2013 sales rate. Shortages of available new home inventory or finished lot inventory may become a headwind to demand in the near term by constraining the ability of potential home purchasers to find acceptable options or by prompting greater home price increases due to the imbalance between supply and demand, but we believe demand will continue to increase.

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

The markets in which we invest continue to demonstrate healthy fundamentals. Annual new home starts in Austin outpaced sales 9,993 versus 9,697, with annual new home sales rising year-over-year by approximately 23.9% from the fourth quarter of 2012 to the fourth quarter of 2013. Annual new home starts in Houston outpaced sales 28,233 versus 25,627, with annual new home sales increasing year-over-year by approximately 17.9%. Annual new home starts in San Antonio outpaced sales 8,363 versus 8,154, with annual new home sales increasing year-over-year by approximately 9.7%. Annual new home starts in Dallas-Fort Worth outpaced sales 21,236 versus 20,019, with annual new home sales increasing year-over-year by approximately 23.2%. All numbers are as released by Metrostudy, a leading provider of primary and secondary market information.

According to the Real Estate Center at Texas A&M University, existing housing inventory levels are constrained, and we believe that such inventory constraint is likely contributing to home appreciation. As of December 2013, the number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth, Lubbock and San Antonio was 2.0 months, 2.7 months, 2.1 months, 3.0 months, 3.7 months and 4.0 months, respectively. A 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market. Through December 2013, the number of existing homes sold to date in (a) Austin was 30,460, up 19% year-over-year; (b) San Antonio was 23,997, up 17% year-over-year; (c) Houston was 80,826, up 18% year-over-year; (d) Dallas was 59,365, up 18% year-over-year; (e) Fort Worth was 10,839, up 19% year-over-year; and (f) Lubbock was 4,049, up 22% year-over-year.

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

Developers and homebuilders to whom we make loans and with whom we enter into subordinate debt positions use the proceeds of our loans and investments to develop raw real estate into residential home lots and to construct homes. The developers obtain the money to repay our development loans by reselling the residential home lots to homebuilders or individuals who build single-family residences on the lots by obtaining reimbursement from bond sales or by obtaining replacement financing from other lenders. Homebuilders obtain the money to repay our loans by selling the homes they construct or by obtaining replacement financing from other lenders. If interest rates increase, the demand for single-family residences may decrease. Also, if mortgage financing underwriting criteria becomes stricter, demand for single-family residences may decrease. In such an interest rate and/or mortgage financing climate, developers and builders may be unable to generate sufficient income from the resale of single-family residential lots and homes to repay loans from us, and developers’ and builders’ costs of funds obtained from lenders in addition to us may increase, as well. Accordingly, increases in single-family mortgage interest rates or decreases in the availability of mortgage financing could increase the number of defaults on loans made by us.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, and 2011

Residential Mortgages, Contracts for Deed and Interim Mortgages

As of December 31, 2013, our residential mortgage portfolio consisted of 213 residential mortgages (including 210 loans in a securitization), 3 residential mortgages owned outright. The interim mortgage portfolio consists of 9 interim loans. The portfolio had an unpaid principal balance (“UPB”) of approximately $16,873,000. The average performing loan in the portfolio had a current annual yield of 9.39%, accounted for approximately 1.87% of revenues, an average UPB of $76,000, and a remaining term of 170 months for residential mortgages and contracts for deed. Interim loans have terms of 12 months or less, depending on the collateral securing the interim mortgage and the borrower. The more extensive the rehabilitation work on the property or the construction requirements, the longer the term of the loan. The average construction loan has a term of nine months; the average rehabilitation loan has a term of six months.

As of December 31, 2012, our residential mortgage portfolio consisted of 332 residential mortgages (including 229 loans in a securitization), 2 contracts for deed and 101 residential mortgages owned outright. The interim mortgage portfolio consists of 10 interim loans. The portfolio had an unpaid principal balance (“UPB”) of approximately $21,215,000. The average performing loan in the portfolio had a current annual yield of 10.90%, accounted for approximately 12.18% of revenues, an average UPB of $62,000, and a remaining term of 170 months for residential mortgages and contracts for deed. Interim loans have terms of 12 months or less, depending on the collateral securing the interim mortgage and the borrower. The more extensive the rehabilitation work on the property or the construction requirements, the longer the term of the loan. The average construction loan has a term of nine months; the average rehabilitation loan has a term of six months.

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

RESIDENTIAL MORTGAGE PORTFOLIO TABLE

	As of December 31,
	2013	2012	2011
Residential mortgages owned outright	3	101	91
Loans remaining in first securitization	111	121	123
Loans remaining in second securitization	99	108	111
Contracts for deed owned outright	0	2	3
Interim mortgages	9	10	33
Unpaid principal balance, net	$16,873,000	$21,179,000	$23,018,000
Annual yield	9.39%	10.90%	12.15%
Percent of revenues	1.87%	12.18%	14.9%
Average Loan UPB	$76,000	$62,000	$64,000

Line of Credit, Related Party – Land Development Loans

On June 20, 2006, the Company entered into a Second Amended and Restated Secured Line of Credit Promissory Note as modified by an amendment effective September 1, 2006 - (the "Amendment") with UDF, a Nevada limited partnership that is related party with the Company's Advisor, UMTHGS.  The Amendment increased an existing revolving line of credit facility ("Loan") to $45 million. The purpose of the Loan is to finance UDF's loans and investments in real estate development projects. On July 29, 2009, our trustees approved an amendment to increase the revolving line of credit facility to an amount not to exceed $60,000,000. Effective December 31, 2010, the loan was extended for a period of one year and the loan amount was increased from $60,000,000 to $75,000,000. Effective December 31, 2012, the loan was extended for a period of one year and the loan amount was increased from $75,000,000 to $82,000,000.

The Loan is secured by the pledge of all of UDF's land development loans and equity investments pursuant to the First Amended and Restated Security Agreement dated as of September 30, 2004, executed by UDF in favor of UMT (the “Security Agreement”).  Those UDF loans may be first lien loans or subordinate loans.

The Loan interest rate is the lower of 15% or the highest rate allowed by law, further adjusted with the addition of a credit enhancement to a minimum of 14%. Effective October 1, 2013, the loan was extended to December 31, 2014 and the base interest rate was decreased to a rate of 9.25%

UDF may use the Loan proceeds to finance indebtedness associated with the acquisition of any assets to seek income that qualifies under the REIT provisions of the Internal Revenue Code to the extent such indebtedness, including indebtedness financed by funds advanced under the Loan and indebtedness financed by funds advanced from any other source, including Senior Debt, is no more than 85% of 80% (68%) of the appraised value of all subordinate loans and equity interests for land development and/or land acquisition owned by UDF and 75% for first lien secured loans for land development and/or acquisitions owned by UDF.

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

The Option gives UDF III the right to convert its economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Loan and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while UDF III owns an economic interest in the UMT Loan.  If UDF III exercises its Option and acquires a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UDF III and UMT will participate in the control and management of the UMT Loan. At December 31, 2013 and 2012 UDF III had outstanding approximately $78,575,000 and $81,385,000, respectively, to UDF under this agreement of which approximately $70,835,000 and $74,699,000 were outstanding under the Economic Interest Participation Agreement at December 31, 2013 and 2012, respectively.

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

The lending facility to UDF represents the continuing evolution of the Company's investment policy away from its original investment objective of long term residential mortgages to a portfolio which consists primarily of the increase in the Loan to UDF, lot banking loans, construction loans and model home loans.  The Company's Trustees believe that the interest rate environment, increasing default rates, which have resulted in lower yields from traditional residential mortgage investments and the recent broader deterioration of the sub-prime mortgage market, requires that we seek other investments that are capable of providing superior returns, credit and collateral for our shareholders.  Our Trustees were also influenced by the results of our existing loan arrangement with UDF.  From June 2003 through December 2013, UMT has funded to UDF approximately $128 million in first lien, subordinate loans and equity investments and received approximately $127 million in loan and equity repayments.

We anticipate the increasing concentration of our investments in the Loan, lot banking, model home loans and construction loans and that residential mortgages and interim loans will continue to diminish as a significant component of our total investment portfolio.

The Company monitors the line of credit for collectability on a continuing basis based on the affiliate’s payment history. No valuation allowance or charge to earnings was recorded for the years ended December 31, 2013, 2012, and 2011 based on the Company’s evaluation. Outstanding balances were approximately $78,575,000, $81,385,000, and $71,367,000, at year end 2013, 2012, and 2011, respectively.

Properties Pledged as Collateral

At year-end 2013, approximately 38% of the properties securing our interim loan Mortgage Investments were located in Texas, 61% in California, 1% or less in 3 other states.

At year-end 2012, approximately 42% of the properties securing our interim loan Mortgage Investments were located in Texas, 57% in California, 1% or less in 5 other states.

At year-end 2011, approximately 41% of the properties securing our interim loan Mortgage Investments were located in Texas, 55% in California, 1% or less in 11 other states.

We expect to continue acquiring loans principally in the major metropolitan areas of Texas.

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

Loan Servicing

We neither buy nor sell servicing rights to the loans we purchase, nor do we retain servicing rights. Residential mortgages and contracts for deed are serviced by Prospect Service Corp., a Texas corporation, (“PSC”), a related party of our Advisor. We pay monthly loan servicing fees to Prospect Service Corp., (“PSC”), which is owned by UMTH, of 1/12th of 1/2 of 1% of the UPB of each loan. In addition, we paid a monthly loan servicing fee of 0.8% of the UPB to REOPC, a related party of our Advisor, for maintaining our foreclosed properties. This arrangement with respect to interim loans ended in the last quarter 2006; however, PSC continues to service our long term residential loans.  Interim loans are serviced by us or by the entity to which we loaned funds, the majority of which are related parties of our Advisor, including UMTHLC and RAFC.  We do not pay monthly servicing fees other than as listed above.

Comparative Income and Expenses

During the years ended December 31, 2013, 2012, and 2011, total revenues were approximately $5,648,000, $5,508,000, and $5,130,000, respectively, representing an increase (decrease) over the prior year of approximately $140,000 or 3%, $378,000 or 7%, and ($2,239,000) or (30%), respectively. The increase in 2013 was mainly attributed to the receipt of related party interest income from recourse notes and increased balances in non-related parties’ lines of credit, partially offset by reduced balances for residential mortgages. The increase in 2012 was mainly due to an increase in the receipts of related party interest income from recourse notes, partially offset by reduced balances in both the non-related parties’ lines of credit and residential mortgages. The decrease in 2011 was primarily attributable to the reduced balance in the UDF line of credit (net of the Economic Interest Participation Agreement with UDF III), the reduced balance in non-related parties interim mortgages and amortizations and pay-offs in the securitized mortgage portfolios. See Liquidity and Capital Resources section for further discussion.

Revenue derived from related parties decreased approximately ($120,000) or (3%), increased approximately $630,000 or 16%, and decreased approximately ($1,847,000) or (32%), and revenues from non-related parties increased approximately $259,000 or 25%, (decreased) approximately ($251,000) or (20%), and (decreased) approximately ($392,000) or (23%) during the years ended December 31, 2013, 2012, and 2011, respectively. The increase in non-related party income in 2013 was mainly due to the increase in the overall balance of the non-related parties’ lines of credit outstanding. The overall 2012 decrease in related party income was due primarily to the lower outstanding balance in the UDF line of credit (net of the Economic Interest Participation Agreement with UDF III) which was partially offset by the higher outstanding balance in the UMTHLC deficiency note and the placement of certain related party Interim Loans on non-accrual status.

Total expenses during 2013, 2012, and 2011 were approximately $4,461,000, $4,022,000, and $3,537,000, respectively, representing an increase (decrease) over the prior year of approximately $439,000 or 11%, $485,000 or 14%, and ($860,000) or (20%), respectively.  The increase in 2013 was primarily the result of an increase in interest expenses and provisions for loan losses of $213,000 and $399,000, respectively, partially offset by a decrease in noninterest expenses of approximately $174,000 which was due to primarily to lower real estate owned (“REO”) expenses. The increase of total expenses in 2012 was primarily related to increases in interest expense and provision for loan losses of approximately $186,000 and $238,000, respectively, and increases in REO and accounting services expenses of approximately $104,000 and $70,000, respectively, partially offset by a reduction of approximately $125,000 in legal expenses. The 2011 decrease in total expenses was due primarily to a reduction of provision for loan losses expense in the amount of approximately $391,000, a $380,000 reduction in REO and legal expenses, and a $140,000 decrease in trust administration fees, offset partially by an increase in interest expense of approximately $116,000.

PROVISION FOR LOAN LOSSES: increased 42% in 2013, increased 33% in 2012, and decreased 35% in 2011, respectively.

The increase or decrease in provisions for loan losses between years depends on how many loans are foreclosed since we create the allowance for loan losses on default rates and foreclosure trends.  The tables below illustrate loss rates as a percentage of the nonrecourse portfolio for 1) Interim Loans and 2) Residential Mortgages and contracts for deed:

Interim Mortgages:

Year	Unpaid principal balance at year ends of non-related party loans	Loan losses charged- off	Loss rate as a percentage of non-related party loans
2013	-	$36,000	100%
2012	$36,000	-	0.00%
2011	$36,000	-	0.00%

Residential Mortgages and Contracts for Deed:

Year	UPB including securitized loans	Loan losses charged- off	Loss rate as a percentage of loans
2013	$5,450,000	$442,000	8.11%
2012	$10,179,000	$604,000	5.93%
2011	$11,235,000	$609,000	5.42%

Loan loss reserves are established when (a) the collectability of current loan balances becomes uncertain or (b) the underlying collateral value for foreclosed properties is less than its carrying value. For current loan balances, a loan loss reserve is created based on a three year look back of historical default rates, as well as a specific analysis on a loan by loan basis. The Company increased its provision for loan losses in 2013 and 2012 and decreased its provision for loan losses in 2011, in order to ensure adequate reserves over the long-term based on our assessment of market conditions. The increase in 2013 was driven primarily by efforts to liquidate the foreclosed property portfolio. The Company’s three year historical default rate for residential mortgages and contracts for deed is approximately 1.27% of the remaining outstanding unpaid principal balance of the loans it owns outright, excluding the securitized loans. The Company’s three year historical default rate for interim mortgages is approximately 0.03%. The Company continually monitors the adequacy of its loan loss reserves and will provide for additional reserves in the future if needed. The Company charges additions to the loan loss reserves to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against, or charged-off, and decrease the loan loss reserve, while amounts recovered on previously charged off accounts increase the loan loss reserve.

INTEREST EXPENSE: Increased 28% in 2013, increased 32% in 2012, and increased 25% in 2011.

Interest expense was approximately $988,000, $775,000, and $589,000, respectively, in 2013, 2012, and 2011. The consecutive increases in 2013, 2012, and 2011 were due to the increases in revolving lines of credit with certain banks, and execution of new revolving bank lines of credit in 2013. In August 2009, the Company entered into a new revolving line of credit facility with a bank for $5,000,000. The outstanding balance on this line was approximately $4,376,000, $3,609,000, and $4,143,000 at December 31, 2013, 2012 and 2011, respectively. During 2011, the Company entered into three new term loan credit facilities with three different banks for $5,000,000, $250,000, and $4,300,000. The outstanding balances on these loans at December 31, 2013 were approximately $546,000, $0, and $1,593,000, at December 31, 2012 were approximately $269,000, $0, and $3,111,000, and at December 31, 2011 were approximately $181,000, $104,000, and $2,253,000. On July 22, 2013, the Company entered into a new term loan credit facility with a bank for $15,000,000. The outstanding balance on this loan at December 31, 2013 was approximately $1,167,000.

Use of these credit facilities is the reason for the increased interest expense in 2013 over 2012 and over 2011. We used our credit facilities to provide additional funds for investment. The use of our credit facilities, depends on the number of suitable investments available at any given time and the amount of cash we have on hand. Interest expense fluctuates based on (1) how heavily we rely on our credit facilities and (2) the increase or decrease in the interest rate we pay under the credit facilities.  See the “Liquidity and Capital Resources” section for further discussion.

LOAN SERVICING FEES: Decreased 76% in 2013, decreased 9% in 2012, and decreased 13% in 2011, respectively.

Loan servicing fees paid to PSC for servicing some of our Mortgage Investments changed as a result of the amount we had invested in residential mortgages and contracts for deed which decreased 98% in 2013, 13% in 2012, and 12% in 2011.  Decreases in the loan servicing fee should occur as the long - term mortgage portfolio decreases. Loan servicing fees were approximately $5,000, $19,000, and $21,000, in 2013, 2012, and 2011, respectively.

TRUST ADMINISTRATION FEES: Remained constant in 2013 and 2012, and decreased 12% in 2011.

The trust administration fee was paid to our Advisor. The current monthly fee is calculated as 1/12th of 1% of our average invested assets. The trust administration fee increases and decreases as our invested assets increase or decrease as we draw on or pay down the credit facility that we use to acquire mortgage investments. Trust administration fees paid in 2013, 2012 and 2011 were $1,000,000, respectively, and were limited to the lesser i) of 1% of our average invested assets, or ii) $1,000,000.

GENERAL AND ADMINISTRATIVE EXPENSES: Decreased 13% in 2013, increased 5% in 2012, and decreased 27% in2011.

General and administrative expenses were approximately $1,111,000, $1,270,000, and $1,208,000, respectively, in 2013, 2012, and 2011. The major categories of general and administrative expenses include transfer agent fees, legal fees, printing and reproduction costs, accounting and audit fees, recording fees, expenses to maintain REO properties, Trustee fees and insurance. The decrease in 2013 resulted from lower REO expenses from the continued liquidation of the related REO properties in 2013 with increases in accounting and audit expenses, partially offset by lower legal fees. The increase in 2012 resulted from higher REO expenses related to readying properties for sale and accounting and audit fees partially offset by lower legal fees. The decrease in 2011 resulted from lower expenses in all categories.

Operating expense as a percentage of interest revenue was 37.45%, 41.56%, and 43.45%, for 2013, 2012, and 2011, respectively. Operating expense as a percentage of average invested assets was 1.26%, 1.56%, and 1.77%, for 2013, 2012 and 2011, respectively.

Net income was approximately $1,188,000, $1,487,000, and $1,592,000, for 2013, 2012, and 2011, respectively, representing a decrease of approximately 20%, 7%, and 46%, in 2013, 2012, and 2011 respectively. The decrease in 2013 was primarily due to a reduction of related party interest income, from a reduction in related party interest rates in 2013, offset by an increase in non-related parties’ interest income from higher outstanding balances. The decrease in 2012 was driven by a reduction of non-related party interest income, from a reduction in the long - term residential mortgage portfolio, and the decrease in 2011 was driven primarily by reduced income from related parties, as discussed above, due to the pay-off of the UDF loan in September 2008, and a reduction in the Interim Loans to related parties. Earnings per share in 2013, 2012, and 2011, were $0.18, $0.23, and $0.25, for the respective years. Daily use of leverage was approximately $7.1 million in 2013, and 2012, as compared to $5.1 million in 2011. Performing Mortgage Investment yields were approximately 9.39%, 10.90%, and 12.15%, in 2013, 2012, and 2011, respectively, further impacting earnings. Average daily cash balances were $1,030,000 in 2013, compared to $740,000 in 2012 and $679,000 in 2011, again positively or negatively impacting earnings in successive years.

Foreclosed Properties

Related Party Foreclosed Properties. We do not reclassify foreclosed loans that have been pledged to us as collateral (an “underlying loan”) for recourse loans we have made to related parties of our Advisor, because the related parties are obligated to perform under the term of those recourse loans with us (“related parties loans”). If the borrower on an underlying loan defaults, the related party has the option to accrue interest payable to us while they bring the underlying loan current in its payments. We, in turn, accrue an interest receivable on the recourse loan. When the underlying loan becomes a paying loan again, the related party resumes paying us interest on the recourse loan. If the underlying loan is foreclosed and the real estate sells, our related party pays us all accrued interest and principal from the proceeds from the sale of the property. Any deficiency is reclassified to Recourse Obligations, related parties or Deficiency Notes, related parties.

Non-related Party Foreclosed Properties. We began 2013, 2012, and 2011 with one, two, and twelve foreclosed Residential Mortgages and contracts for deed, respectively, and foreclosed an additional eight, four, and one loans during the respective years.  We sold nine, five, and eleven foreclosed properties in 2013, 2012, and 2011, respectively, leaving zero, one and two, foreclosed properties at the end of each of the three years, respectively. Non-related party foreclosed properties as a percentage of total non-related party Residential Mortgages and contracts for deed at year end 2013, 2012 and 2011 were 0.00%, 0.60%, and 0.94%, respectively.

We began 2013, 2012, and 2011 with 25, 84, and 143, foreclosed Interim Loans, respectively, and foreclosed an additional one, zero and three properties during the respective years. We sold six, 59, and 62, foreclosed properties, during 2013, 2012, and 2011, respectively, leaving 20, 25, and 84, foreclosed interim loans at the respective year ends. In December of 2006 we ceased funding interim loans for the construction of single family homes originated by a non-related party lender, Residential Development Corporation (“RDC”) and began liquidating properties securing RDC non-performing loans.

At December 31, 2013 our foreclosed property portfolio consisted of 20 residential properties none of which were rental properties. Our exit strategy for these properties is to dispose of them, over time, and recover our cost. This includes marketing available properties for sale or rental including providing seller financing to qualified third party buyers. Active rental properties can be seasoned over time and, if the tenant can then qualify for third party or seller financing, the property can then be sold and its cost recovered. These rental properties also provide cash flow to the Company during this process and reduce our holding costs.

In December 2006, we ceased funding individual interim loans for the construction of single family homes. In 2008, we completed foreclosure on the remaining non-performing Interim Loans funded to RDC. As a result, our outstanding balance of Interim Loans to non-related parties was approximately $0 at December 31, 2013, and $36,000 at December 31, 2012 and 2011 respectively.

The following tables detail major categories of foreclosed loans for each of the last three fiscal years:

RESIDENTIAL MORTGAGES & CFDs	2013	2012	2011
Number of loans defaulted at beginning of year	1	2	12
Aggregate gross value	$61,000	$106,000	$622,000

Additional defaults during year	8	4	1
Aggregate gross value	$297,000	$151,000	$45,000

Defaulted properties disposed of during year	9	5	11
Aggregate gross value	$358,000	$196,000	$561,000

Number of loans defaulted at end of year	0	1	2
Aggregate gross value	$-	$61,000	$106,000

INTERIM LOANS	2013	2012	2011
Number of loans defaulted at beginning of year	25	84	143
Aggregate gross value	$2,542,000	$5,511,000	$10,180,000

Additional defaults during year	1	-	3
Aggregate gross value	$48,000	$-	$251,000

Defaulted properties disposed of during year	6	59	62
Aggregate gross value	$2,080,000	$2,970,000	$4,919,000

Number of loans defaulted at end of year	20	25	84
Aggregate gross value	$510,000	$2,542,000	$5,512,000

Changes in Our Mortgage Portfolio

The Company no longer purchases Interim Loans, Residential Mortgages or contracts for deed and their balances will decrease over time as the existing portfolios liquidate.  We plan to continue to invest in Land Development Loans, Finished Lot Loans, Model Home Loans and Construction Loans secured by conventionally built houses because (1) land development loans and finished lot loans have provided us with suitable collateral positions, well capitalized borrowers and attractive yields; (2) interim loans, while offering  full recourse from our borrowers and attractive yields are dependent on sub-prime mortgage products to facilitate the sale of the properties securing our loans; and (3) model home and construction loans are expected to provide us with suitable collateral positions, well capitalized borrowers and attractive yields. In addition, blended yields for land development loans and finished lot loans have produced higher returns than those of residential mortgages and contracts for deed. Model home and construction loans are expected to produce higher yields commensurate with land development loans, finished lot loans and interim loans. As we phased out of Interim Loans and Residential Mortgages we have increased the percentage of our portfolio invested in land development loans, finished lot loans, model home loans and construction loans.

The table below summarizes our gross mortgage portfolio by asset type as of December 31, 2013, 2012, and 2011:

Category	2013	2012	2011
First lien secured interim mortgages 12 months or less and residential mortgages and contracts for deed	$17,001,000	$21,494,000	$22,488,000
Secured, LOC to UMTHLC	7,577,000	7,562,000	7,861,000
Land development loans	78,575,000	81,386,000	71,366,000
Finished lot loans	717,000	2,152,000	2,249,000
Construction loans	8,244,000	2,593,000	1,884,000

Deficiency Notes – Related Party and Non-Related Party

The Company has made loans in the normal course of business to related parties and non-related parties, the proceeds from which have been used to originate underlying loans that are pledged to the Company as security for such obligations.  When principal and interest on an underlying loan is due in full, at maturity or otherwise, the corresponding obligation owed by the originating company to the Company is also due in full.  If the borrower or the Company forecloses on property securing an underlying loan, or if the Company forecloses on property securing a purchased loan, and the proceeds from the sale are insufficient to pay the loan in full, the originating company has the option of (1) repaying the outstanding balance owed to the Company associated with the underlying loan or purchased loan, as the case may be, or (2) delivering to the Company an unsecured deficiency note in the amount of the deficiency.

As of December 31, 2013, the Company had two deficiency notes with non-related parties in the aggregate amount of approximately $4,976,000. One note in the amount of approximately $1,725,000 bears interest at a rate of 14% per annum. The second note is for the amount of approximately $3,251,000 with a reserve of approximately $1,736,000 does not accrue interest as the underlying collateral value approximates the note balance, net of reserves.

As of December 31, 2012, the Company had two deficiency notes with non-related parties in the aggregate amount of approximately $6,122,000. One note in the amount of approximately $1,725,000 bears interest at a rate of 14% per annum. The second note is for the amount of approximately $4,396,000 with a reserve of approximately $2,247,000 does not accrue interest as the underlying collateral value approximates the note balance, net of reserves.

Please see Part III Item 13 “Certain Relationships and Related Transactions” for a detailed description of the Company’s transactions with related parties.

Dividends and Distributions to Shareholders

Distributions per share of beneficial interest were $0.58, per weighted share for 2013, 2012, and 2011 on earnings of $0.18, $0.23, and $0.25 respectively. In 2013, 2012 and 2011 we distributed approximately 314%, 251%, and 234%, respectively, of our net income. The portion of the distributions that does not represent earnings represents return of capital.  (See the table below.) Distributions declared by our Trustees during 2013, 2012, and 2011 were at an annualized rate of return of 2.9% based on our original share price of $20.00. The rate of return of these distributions on the NAV of outstanding shares during 2013, 2012 and 2011 was at an annualized rate of 3.95%, 3.85%, and 3.76%respectively. We are under no obligation to pay dividends at that same rate and from time to time the rate at which we pay dividends may be adjusted by our Trustees.

	For the Years Ended December 31,
	2013	2012	2011
Dividend paid per Share	$0.58	$0.58	$0.58
Amount paid in excess of earnings per Share (return of capital)	$0.40	$0.35	$0.33

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, and 2011

Sources and Uses of Funds

Cash flows from operating activities are generally the result of net income adjusted for provision for loan losses, (increases) decreases in accrued interest receivable and increases (decreases) in accounts payable and accrued liabilities. Cash provided by (used in) operations was approximately $26,000, $680,000 and ($1,775,000) during the years ended December 31, 2013, 2012, and 2011, respectively.

Cash flows from investing activities generally reflect fundings and payments received from lending activities. The Company provided cash from investing activities of approximately $1,409,000 in 2013, and approximately $1,601,000 in 2012, from deficiency and recourse note receipts along with receipts from sales of real estate owned, and approximately $3,173,000, in 2011, primarily from receipts from deficiency notes and sales of real estate owned.

Cash flows from financing activities generally reflect proceeds from the issuance of shares, borrowings or repayments on the lines of credit, the purchase of treasury stock and the payment of dividends. The Company used approximately $564,000 from financing activities, in 2013, and used approximately $2,408,000 and $1,042,000 in financing activities in 2012 and 2011, respectively. The primary uses are the purchase of treasury stock and the payment of dividends and primary sources are proceeds from the issuance of shares and from borrowings on the lines of credit and notes payable.

Credit Facilities

During August 2009, the Company entered into a revolving line of credit facility with a bank for $5,000,000. The line of credit bears interest at prime plus one percent, with a floor of 5.50% and requires monthly interest payments. Principal and all unpaid interest were due at maturity, which was August 2012. Effective September 2012, the line was renewed under the same terms and matures on September 5, 2015. The line of credit is collateralized by a first lien security interest in the underlying real estate financed by the line of credit. The outstanding balance on this line of credit was approximately $4,376,000 and $3,609,000 at December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, the Company was in compliance with all of its debt covenants.

In March, 2010, the Company entered into two Residential Mortgage loans, with full recourse, to non-related party investors for approximately $169,000. These notes payable were accounted for as recourse borrowings. The notes require monthly principal and interest payments at a rate of 9.5% amortized over 30 years with all unpaid principal and interest due at maturity. The two loans were satisfied in full, along with the full recourse investor notes, on November 1, 2013. One loan, had a balance of approximately $0 and $70,000, at December 31, 2013 and 2012, respectively, and the other loan, had a balance of approximately $0 and $96,000 on December 31, 2013 and 2012, respectively. The total outstanding balance on these notes was approximately $0 and $166,000 at December 31, 2013 and 2012, respectively.

On April 21, 2010, the Company entered into a term loan credit facility with a bank for $1,600,000. The note payable bears interest at prime plus one percent, with a floor of 7.0%, and requires monthly interest payments. Principal and all unpaid interest were due at maturity which was October 21, 2012. The term loan credit facility was extended, effective December 21, 2012, with an amended maturity date of December 19, 2013, and an interest rate reduction from 7.0% to 5.5%. Effective February 19, 2013, a modification extended the maturity date to February 19, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at December 31, 2013 was approximately $567,000 and approximately $1,107,000 at December 31, 2012, respectively.

On January 27, 2011, the Company initiated a private offering of Secured Subordinated Notes (“Notes,” to accredited investors “Note Holders”). The Notes are being offered through a wholly-owned subsidiary, UMT Home Finance II, L.P. (“HF II”). HF II is a Delaware limited partnership that was formed on November 29, 2010 as a Special Purpose Entity, for the purpose of originating and holding loans made to fund the acquisition of finished lots and the construction of single-family homes on the subject lots (“Loans”). HF II will issue up to $5 million in 7.5% Notes. The Notes will be secured by an undivided security interest on the pool of loans owned by HF II. The offering of the Notes is not registered under the Securities Act, in reliance upon the exemption from registration for non-public offerings provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. As of December 31, 2013 and 2012, approximately $4,275,000 and $1,230,000 was outstanding and approximately $100,000, $200,000, $265,000, $200,000, $187,500, $100,000, $2,347,500, $50,000, $500,000, $100,000 and $50,000 matures on March 2016, April 2016, February 2017, March 2017, October 2017, November 2017, February 2018, March 2018, May 2018, July 2018, and September 2018, respectively.

As of December 31, 2013, the Company had ten Notes Payable to various non-related parties totaling approximately $1,347,000. These Notes bear interest at the rate of 7.5% per annum and require interest only payments on a monthly basis. These Notes are secured by an undivided security interest in the pool of construction loans funded for the construction of single-family homes by UMT Home Finance, L.P. a wholly-owned and consolidated subsidiary of United Mortgage Trust and mature on April 2018, June 2018, July 2018, and August 2018.

On May 27, 2011, the Company entered into a revolving line of credit facility with a bank for $4,300,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is May 27, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at December 31, 2013 and 2012 was approximately $1,593,000, and $3,111,000, respectively. As of December 31, 2013, the Company was in compliance with all of its debt covenants.

On October 26, 2011, the Company entered into a revolving line of credit facility with a bank for $5,000,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is October 26, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at December 31, 2013 and 2012 was approximately $546,000 and $269,000, respectively. As of December 31, 2013, the Company was in compliance with all of its debt covenants.

On July 22, 2013, the Company entered into a revolving line of credit facility with a bank for $15,000,000. The loan bears interest at prime plus one percent, with a floor of 4.75%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is July 22, 2016. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at December 31, 2013 was approximately $1,167,000. As of December 31, 2013, the Company was in compliance with all of its debt covenants.

DRP Funds

We use funds made available from our DRP, funds made available under bank lines of credit and the proceeds from repayments of principal and interest on loans we have made to purchase Mortgage Investments. We do not have commitments to purchase any Mortgage Investments but rather purchase them as funds are available. Dollars are approximate. Shares of [common stock/beneficial interest] are offered under our DRP without the payment of any commissions.

	December 31,
	2013	2012	2011
Shares issued	15,082	20,625	24,990
Dividend reinvestment proceeds	$224,000	$316,000	$391,000
Number of shares returned to treasury	(17,845)	(18,514)	(14,133)
Value of shares repurchased	$(277,000)	$(228,000)	$(276,000)
Principal receipts:
First lien mortgage notes and trust receivables	$2,499,000	$779,000	$922,000
Real estate owned (investments)	$700,000	$854,000	$3,258,000
Interim loans and deficiency notes	-	-	$325,000
Interim loans and deficiency notes, related parties	$2,135,000	$1,374,000	$1,559,000
Net receipts(fundings) - lines of credit	$(4,217,000)	$(612,000)	$622,000
Net receipts(fundings) - lines of credit, related parties	$(15,000)	$(572,000)	$(711,000)
Net borrowings(payments) – bank lines of credit	$695,000	$308,000	$2,272,000
Net proceeds from notes payable	$2,526,000	$929,000	$299,000

As of December 31, 2013, we had issued an aggregate of 8,360,463 shares, with 1,923,695 shares repurchased and retired to treasury, leaving 6,436,767 shares outstanding.  Total capital raised from share issuances was approximately $166,477,000.

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

Since inception and as of December 31, 2013, we have invested an aggregate of approximately $539 million in Interim Loans from various sources, and UDF had drawn down an aggregate of approximately $126.7 million from us on its Loan. In 2013 we funded no Interim Loans and approximately $1,053,000 in draws to UDF, compared to approximately $823,000 in draws to UDF in 2012. The following table sets forth, as a percentage of total funds invested with all sources, the percentage of Mortgage Investments made to related parties during 2013, 2012, and 2011.

Related Party Company	2013	2012	2011
RAFC	0%	0%	0%
UMTHLC	0%	2%	3%
UDF	4%	3%	2%

Total of related party Mortgage Investments	4%	5%	5%

The following table shows the dollar amounts of investments funded with related parties of our Advisor in the three comparable years:

Related Party Company	2013	2012	2011
RAFC	-	-	$1,000
UMTHLC	$15,000	$587,000	$946,000
UDF	$1,053,319	$823,000	$720,000

In addition, we no longer fund draws directly to RAFC, but we do fund draws directly to vendors for projects that are active and serviced by RAFC.

Outstanding balances for Interim Loans purchased from related parties of our Advisor and the UDF line of credit at December 31, 2013, 2012, and 2011 were:

Related Party Company	2013	2012	2011
RAFC	$16,282,000	$16,285,000	$16,449,000
UMTHLC	$7,577,000	$7,562,000	$7,861,000
UDF	$78,575,000	$81,385,000	$71,367,000

We no longer purchase Interim Loans, Residential Mortgages or contracts for deed.

Transactions with Related Parties

We do not have any direct employees. All administrative services and facilities are provided to us by our Advisor, UMTHGS, under the terms of an August 1, 2006 Advisory Agreement, amended and restated as of January 1, 2013 (the “Advisory Agreement”). The services of  our Advisor  include all day-to-day administrative services including managing our development of investment guidelines, overseeing servicing, negotiating purchases of loans and overseeing the acquisition or disposition of investments and managing our assets.  We pay UMTHGS a monthly trust administration fee, depending on our annual distribution rate, ranging from 1/12th of 1% up to 1/12th of 2% of the amount of average invested assets per month, however, our Advisor has limited the annual trust administration fee to the lesser of i) 1% of our average invested assets, or ii) $1,000,000. The Advisory Agreement also provides for a subordinated incentive fee equal to 25% of the amount by which our net income for a year exceeds a 10% per annum non-compounded cumulative return on our adjusted contributions. No incentive fee was paid during 2013, 2012, or 2011. In addition, for each year in which it receives a subordinated incentive fee, the Advisor will receive a 5-year option to purchase 10,000 shares at a price of $20.00 per share (not to exceed 50,000 shares). As of December 31, 2013, 2012, and 2011, the Advisor has not received options to purchase shares under this arrangement.

The Advisor and its related parties are also entitled to reimbursement of costs of goods, materials and services obtained from non-related parties for our benefit, except for note servicing and for travel and expenses incurred in connection with efforts to acquire investments for us or to dispose of any of our investments. During each of 2013, 2012, and 2011, the Company paid the Advisor approximately $76,000 as reimbursement for costs associated with providing shareholder relations activities.

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

The Advisory Agreement also provides for us to pay to the Advisor a debt placement fee.  We may engage the Advisor, or a related party of the Advisor, to negotiate lines of credit on behalf of the Company.  UMT shall pay a negotiated fee, not to exceed 1% of the amount of the line of credit secured, upon successful placement of the line of credit. The Company paid debt placement fees of approximately $150,000 in August 2013, $43,000 and $50,000 in June and October 2011, respectively, to a related party of the Advisor. These fees are amortized monthly, as an adjustment to interest expense, over the term of our credit facility agreements. For a more detailed description of these credit facility agreements, please see Note D of the Notes to Consolidated Financial Statements below.

Loan servicing fees are paid to PSC. The fees are paid monthly and calculated as 1/12th of 1/2% and 0.8% of the outstanding principal balance of each loan or value of each property, respectively. In addition, each received real estate sales commissions on a scale of 1% to 4% of the sales price of a foreclosed property when the property is liquidated.

Below is a chart listing fees paid to the Advisor and PSC in the past three years:

Type of Fee	Payee	2013	2012	2011
Trust management fee, net	UMTHGS	$1,000,000	$1,000,000	$1,000,000
Investor relations service fee	UMTHGS	$76,000	$76,000	$76,000
Loan servicing fees	PSC	$5,000	$19,000	$21,000

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

A recourse loan is one that is covered under a recourse agreement that obligates either a third party guaranteeing the performance of a loan, or a borrower that has made a corresponding loan to another party (the "underlying borrower"), to repay the loan to the Company if the underlying borrower defaults.  The majority of the Company’s recourse loans are interim loans made to borrowers that make corresponding loans which are pledged to the Company as security for the borrower's obligations to the Company.  All loans that the Company makes to related parties of its Advisor are recourse loans.

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

On March 30, 2006, but effective as of December 31, 2005, all outstanding amounts owed by certain of the Company’s related parties under (1) loans made by the Company to such related parties, (2) deficiency notes from such related parties to the Company and (3) the estimated maximum future liability to the Company under recourse arrangements, were consolidated into secured, variable amount promissory notes delivered by such related parties to the Company, and reflected as recourse obligations in the accompanying balance sheets.

Loan Loss Reserves

Loan loss reserves are established when it becomes clear that the current market value of foreclosed properties is less than the outstanding balances of loans plus accrued interest. A loan loss reserve is created based on a three year look back of default rates. It is calculated as the difference between the outstanding loan balance of a foreclosed property, plus accrued interest income, less the estimated proceeds from the sale of the foreclosed property. The Company’s three year historical default rate for residential mortgages and contracts for deed is approximately 1.27% of the remaining outstanding unpaid principal balance of the loans it owns outright, excluding the securitized loans. The Company’s three year historical default rate for interim mortgages is approximately 0.03%. The Company charges additions to the loan loss reserves to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against, or “charged-off and decrease the loan loss reserves, while amounts recovered on previously charged off accounts increase the reserve.

The changes in the reserve for loan losses during the years ended December 31, 2013, 2012, and 2011 are summarized as follows:

Walk forward of Loan Loss Reserves:	2013	2012	2011
Balance, beginning of year	$3,061,000	$5,714,000	$5,233,000
Provision for loan losses	1,357,000	958,000	720,000
Reduction of values of foreclosed mortgages and loans charged off	(1,863,000)	(3,611,000)	(239,000)
Balance, end of year	$2,555,000	$3,061,000	$5,714,000

The following table summarizes the Company’s reserve balances as of December 31, 2013, 2012 and 2011:

Reconciliation to Consolidated Balance Sheets :	2013	2012	2011
Amounts included in reserves – deficiency notes	$1,736,000	$2,247,000	$4,758,000
Amounts included in real estate owned, net (1)	691,000	500,000	616,000
Amounts included in mortgage investments – allowance for loan losses	128,000	314,000	340,000
Balance, end of year	$2,555,000	$3,061,000	$5,714,000

(1)	Real estate owned is presented net of reserves in the accompanying consolidated financial statements.

In December of 2006 the Company ceased funding interim loans for the construction of single family homes (“Construction Loans”). Prior to December of 2006 the Company funded these Interim Loans through a non-related party lender, Residential Development Corp. (“RDC”). Throughout 2007 and 2008, we experienced increased delinquency and foreclosures on loans previously funded to RDC and implemented the following actions with regard to RDC:

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

The Company continued these efforts throughout 2013 and 2012 and will continue until the RDC foreclosed property portfolio is fully liquidated. As of December 31, 2009, the remainder of the RDC Interim Loans were foreclosed and all acquired assets were reflected as real estate owned in the accompanying consolidated financial statements. As of December 31, 2013 and 2012, the balance of RDC assets included in real estate owned was approximately $369,000 and $680,000, respectively, net of reserves of $48,000 and approximately $42,000, respectively, for the same periods. As of December 31, 2013, the portion of Deficiency Notes and Reserves – Deficiency Notes, applicable to the RDC portfolio was approximately $3,251,000 and $1,736,000, respectively. As of December 31, 2012, the portion of Deficiency Notes and Reserves – Deficiency Notes, applicable to the RDC portfolio was approximately $4,396,000 and $2,247,000, respectively. In the event that aggressive liquidation of the portfolio may result in additional losses, we will provide for additional reserves as needed.

DISCLOSURE OF CONTRACTUAL OBLIGATIONS

As of December 31, 2013, 2012, and 2011, the Company did not have any contractual obligations to make future payments under any debt obligations or long-term lease agreements.

DIVIDENDS DECLARED AND DISTRIBUTIONS MADE

During the year ended December 31, 2013, we declared dividends and made distributions on a monthly basis as shown below. We maintained a 2.9% annualized dividend rate during the year and distributed approximately 314% of our net income. Distributions paid on NAV were made at a rate of 3.95% and 3.85% for the years ended December 31, 2013 and 2012 respectively. We are under no obligation to make distributions at any particular rate, although we are obligated to distribute 90% of our REIT Taxable Income in order to continue to qualify as a REIT for federal income tax purposes. The amount distributed in excess of earnings per share represents return of capital.

	For the Years Ended December 31,
	2013	2012	2011
Dividend paid per Share	$0.58	$0.58	$0.58
Amount paid in excess of earnings per Share (return of capital)	$0.40	$0.35	$0.33

OFF BALANCE SHEET ARRANGEMENTS

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to interest rate changes primarily in connection with our bank.

During August 2009, the Company entered into a new revolving line of credit facility with a bank for $5,000,000. The line of credit bears interest at prime plus one percent, with a floor of 5.50% and requires monthly interest payments. Principal and all unpaid interest was due at maturity, which was August 2012. Effective September 2012, the line was renewed under the same terms and matures on September 5, 2015. The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit. The outstanding balance on this line of credit was approximately $4,376,000 and $3,609,000, at December 31, 2013 and 2012, respectively. On April 21, 2010, the Company entered into a new term loan credit facility with a bank for $1,600,000. The loan bears interest at prime plus one percent, with a floor of 7.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is October 21, 2011. The term loan credit facility was extended effective December 19, 2012 through February 19, 2013, and the interest rate was reduced from 7.0% to 5.5%. Effective February 19, 2013, the loan was further extended and has a maturity date of February 18, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at December 31, 2013 and 2012 was approximately $569,000 and $1,107,000. On May 27, 2011, the Company entered into a new term loan credit facility with a bank for $4,300,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is May 27, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at December 31, 2013 and 2012 was approximately $1,593,000 and $3,111,000. On August 1, 2011, the Company entered into a new term loan credit facility with a bank for $250,000. The loan bears interest at prime plus one percent, with a floor of 4.75%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is August 1, 2012. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at December 31, 2013 and 2012 was approximately $0. On October 26, 2011, the Company entered into a new term loan credit facility with a bank for $5,000,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is October 26, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at December 31, 2013 and 2012 was approximately $546,000 and $269,000. On January 27, 2011, the Company initiated a private offering of Secured Subordinated Notes (“Notes,” to accredited investors “Note Holders”). The Notes are being offered through a wholly - owned subsidiary, UMT Home Finance II, L.P. (“HF II”). HF II is a Delaware limited partnership that was formed on November 29, 2010 as a Special Purpose Entity, for the purpose of originating and holding loans made to fund the acquisition of finished lots and the construction of single-family homes on the subject lots (“Loans”). HF II will issue up to $5 million in 7.5% Notes. The Notes will be secured by an undivided security interest on the pool of loans owned by HF II. The offering of the Notes is not registered under the Securities Act, in reliance upon the exemption from registration for non-public offerings provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933. As of December 31, 2013 and 2012, approximately $4,275,000 and $1,230,000 was outstanding and approximately $100,000, $200,000, $265,000, $200,000, $187,500, $100,000, $2,347,500, $50,000, $500,000, $100,000 and $50,000 matures on March 2016, April 2016, February 2017, March 2017, October 2017, November 2017, February 2018, March 2018, May 2018, July 2018, and September 2018, respectively. As of December 31, 2013, the Company had ten Notes Payable to various unrelated parties totaling approximately $1,347,000. These Notes bear interest at the rate of 7.5% per annum and require interest only payments on a monthly basis. These Notes are secured by an undivided security interest in the pool of construction loans funded for the construction of single-family homes by UMT Home Finance, L.P. a wholly owned and consolidated subsidiary of United Mortgage Trust and mature on April 2018,, June 2018, July 2018, and August 2018.On July 22, 2013, the Company entered into a revolving line of credit facility with a bank for $15,000,000. The loan bears interest at prime plus one percent, with a floor of 4.75%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is July 22, 2015. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at December 31, 2013 and 2012 was approximately $1,167,000 and $0, respectively. As of December 31, 2013, the Company was in compliance with all of its debt covenants.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED MORTGAGE TRUST

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

United Mortgage Trust

We have audited the accompanying consolidated balance sheets of United Mortgage Trust as of December 31, 2013 and 2012, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013.   The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Mortgage Trust as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas

March 31, 2014

UNITED MORTGAGE TRUST

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
Assets
Cash and cash equivalents	$1,108,300	$236,213

Mortgage investments:
Investment in trust receivable	653,736	905,659
Investment in residential mortgages	65,335	4,266,646
Interim mortgages, related parties	16,282,339	16,285,448
Interim mortgages	-	35,886
Allowance for loan losses	(128,053)	(314,277)
Total mortgage investments	16,873,357	21,179,362

Lines of credit receivable, related parties	86,151,485	88,947,361
Lines of credit receivable	8,961,704	4,744,680
Accrued interest receivable	1,882,012	1,481,128
Accrued interest receivable, related parties	10,968,042	10,829,825
Reserves – accrued interest receivable	(3,693,244)	(2,974,458)
Recourse obligations, related parties	20,094,279	18,499,829
Real estate owned, net	5,287,857	8,192,368
Deficiency notes	4,976,199	6,121,525
Deficiency note, related party	29,295,567	29,958,940
Allowance for loan losses – deficiency notes	(1,736,306)	(2,246,632)
Other assets	1,959,363	304,426
Total assets	$182,128,615	$185,274,567

Liabilities and Shareholders’ Equity
Liabilities:
Dividend payable	$311,000	$311,000
Lines of credit payable	7,682,920	6,988,297
Accounts payable and accrued liabilities	820,321	772,944
Accounts payable and accrued liabilities, related parties	1,939,695	3,054,856
Participation payable, related parties	70,835,104	74,699,299
Notes payable	6,190,656	2,503,288
Total liabilities	87,779,696	88,329,684

Commitments and contingencies

Shareholders' equity:
Shares of beneficial interest; $0.01 par value; 100,000,000 shares authorized; 8,360,463 and 8,345,381shares issued, respectively; and 6,436,767 and 6,439,531 outstanding, respectively	83,605	83,454
Additional paid-in capital	147,748,315	147,523,983
Cumulative distributions in excess of earnings	(16,411,341)	(13,867,594)
	131,420,579	133,739,843
Less treasury stock of 1,923,695 and 1,905,850 shares, respectively, at cost	(37,071,660)	(36,794,960)
Total shareholders' equity	94,348,919	96,944,883
Total liabilities and shareholders' equity	$182,128,615	$185,274,567

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2013	2012	2011
Interest Income
Interest on loans – related parties	$4,359,866	$4,479,806	$3,850,099
Interest on loans	1,288,476	1,028,601	1,279,412
Total interest income	5,648,342	5,508,407	5,129,511

Interest Expense:
Long term debt – related parties	129,232	150,952	104,757
Long term debt	859,188	623,732	484,027
Total interest expense	988,420	774,684	588,784
Net interest income	4,659,922	4,733,723	4,540,727

Provision for loan losses	1,356,919	957,900	720,000
Net interest income after provision for loan losses	3,303,003	3,775,823	3,820,727

Noninterest Expense:
Trust administration fee – related parties	1,000,000	1,000,000	1,000,000
Loan servicing fee – related parties	4,532	19,128	21,064
General and administrative – related parties	76,680	77,735	85,077
General and administrative	1,034,093	1,192,384	1,122,433
Total noninterest expense	2,115,305	2,289,247	2,228,574

Net income	$1,187,698	$1,486,576	$1,592,153

Net income per share of beneficial interest	$0.18	$0.23	$0.25

Weighted average shares outstanding	6,437,253	6,439,528	6,435,781

Distributions per weighted share outstanding	$0.58	$0.58	$0.58

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2012, 2011 and 2010

	Shares of Beneficial Interest		Additional	Cumulative Distributions
	Shares	Par Value	Paid-in Capital	in Excess of Earnings	Treasury Shares	Treasury Stock	Total
Balance at December 31, 2010	8,299,766	$82,971	$146,817,612	$(9,485,280)	1,873,203	$(36,291,656)	$101,123,647

Proceeds from shares issued	24,990	256	390,594	-	-	-	390,850
Purchase of treasury stock	-	-	-	-	14,133	(276,042)	(276,042)
Dividends ($0.58 per share)	-	-	-	(3,727,621)	-	-	(3,727,621)
Net income	-	-	-	1,592,153	-	-	1,592,153
Balance at December 31, 2011	8,324,756	$83,227	$147,208,206	$(11,620,748)	1,887,336	$(36,567,698)	$99,102,987

Proceeds from shares issued	20,625	227	315,777	-	-	-	316,004
Purchase of treasury stock	-	-	-	-	18,514	(227,262)	(227,262)
Dividends ($0.58 per share)	-	-	-	(3,733,422)	-	-	(3,733,422)
Net income	-	-	-	1,486,576	-	-	1,486,576
Balance at December 31, 2012	8,345,381	$83,454	$147,523,983	$(13,867,594)	1,905,850	$(36,794,960)	$96,944,883

Proceeds from shares issued	15,082	151	224,332	-	-	-	224,483
Purchase of treasury stock	-	-	-	-	17,845	(276,700)	(276,700)
Dividends ($0.58 per share)	-	-	-	(3,731,445)	-	-	(3,731,445)
Net income	-	-	-	1,187,698	-	-	1,187,698
Balance at December 31, 2013	8,360,463	$83,605	$147,748,315	$(16,411,341)	1,923,695	$(37,071,660)	$94,348,919

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
Operating Activities
Net income	$1,187,698	$1,486,576	$1,592,153
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,356,919	957,900	720,000
Depreciation and amortization	16,200	21,253	8,377
Changes in assets and liabilities:
Accrued interest receivable	(159,364)	194,664	(864,450)
Accrued interest receivable, related parties	(2,398,858)	(2,146,213)	(2,512,888)
Other assets	(509,300)	119,905	(113,457)
Accounts payable and accrued liabilities	47,377	(162,337)	129,817
Accounts payable and accrued liabilities, related parties	485,695	208,205	(734,926)
Net cash provided by (used in) operating activities	26,367	679,953	(1,775,374)

Investing Activities
Principal receipts on trust receivable	104,292	193,138	144,841
Investment in residential mortgages	-	(272,687)	(124,000)
Principal receipts on residential mortgages	2,394,293	585,874	776,859
Investment in interim mortgages and deficiency notes	-	-	(81,161)
Principal receipts on interim mortgages and deficiency notes	-	-	324,555
Investments in interim mortgages and deficiency notes, related parties	-	-	(2,555,881)
Principal receipts on interim mortgages and deficiency notes, related parties	2,135,347	1,374,165	1,558,934
Investments in recourse obligations, related parties	(269)	(694)	(55,989)
Principal receipts from recourse obligations, related parties	308,087	50,432	15,452
Principal investments in lines of credit receivable, related parties	(15,000)	(571,870)	(710,908)
Principal receipts from (investments in) lines of credit receivable	(4,217,025)	(612,041)	622,490
Investments in real estate owned	(79,649)	(177,268)	(594,973)
Principal receipts on real estate owned	779,152	1,031,598	3,853,004
Net cash provided by investing activities	1,409,228	1,600,647	3,173,223

Financing Activities
Net borrowings on lines of credit payable	694,623	307,965	2,272,344
Proceeds from notes payable	4,870,164	1,727,000	395,000
Principal payments on notes payable	(2,344,632)	(798,233)	(96,144)
Proceeds from issuance of shares of beneficial interest	224,483	316,004	390,850
Purchase of treasury stock	(276,700)	(227,262)	(276,042)
Dividends	(3,731,445)	(3,733,422)	(3,727,621)
Net cash used in financing activities	(563,507)	(2,407,948)	(1,041,613)

Net increase (decrease) in cash and cash equivalents	872,087	(127,348)	356,236

Cash and cash equivalents at beginning of year	236,213	363,561	7,325

Cash and cash equivalents at end of year	$1,108,300	$236,213	$363,561

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$699,758	$540,623	$421,464

Non-Cash Financing and Investing Activity
Transfers of loans to foreclosed properties or recourse obligations	$344,587	$150,926	$296,100
(Increase) decrease participation receivable, related parties	$(3,864,195)	$(9,195,637)	$(8,452,688)
(Decrease) increase participation payable, related parties	$3,864,195	$9,195,637	$8,452,688
(Increase) decrease participation accrued interest receivable , related parties	$(1,600,856)	$(324,492)	$(298,276)
Increase (decrease) participation accrued interest payable, related parties	$1,600,856	$324,492	$298,276
(Increase) decrease in lines of credit, related parties	$(1,053,319)	$(823,072)	$(720,021
(Increase) decrease in accrued interest receivable, related parties	$1,137,051	$986,889	$7,941,905
(Increase) decrease interim mortgages and deficiency notes, related parties	$(1,468,865)	$(978,997)	$(8,462,981
(Increase) decrease line of credit receivable, related parties	$-	$-	$1,241,097
(Increase) decrease interim mortgages and deficiency notes	$(1,902,268)	$(1,964,526)	$(792,778)
Receipts from real estate owned	$2,942,814	$2,779,706	$792,778
(Increase) decrease in other assets	$(1,161,836)	$-	$-
Increase (decrease)in lines of credit payable	$1,161,836	$-	$-

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

 A.  NATURE OF BUSINESS

THE COMPANY

United Mortgage Trust (the “Company”) is a Maryland real estate investment trust that qualifies as a real estate investment trust (a “REIT”) under federal income tax laws. The Company is the sole general partner of and owns a 99.99% limited partnership interest in UMT Home Finance, L.P. (“UMT HF”) UMT Home Finance II, L.P. (“HF II”), UMT Home Finance III, L.P. (“HF III”) and UMT United Residential Home Finance L.P. (“URHF”). All four entities are Delaware limited partnerships. The Company owns 100% of UMT LT Trust, a Maryland real estate investment trust, and the Company owns a 99.99% limited partnership interest in UMT Properties, L.P. and UMT 15th Street, L.P., both of which are Delaware limited partnerships.

In the past, the Company has invested in first lien secured interim mortgage loans with initial terms of 12 months or less for the acquisition and renovation of single-family homes, which we refer to as “Interim Loans” and first lien secured mortgage loans with terms of 12 to 360 months for the acquisition of single-family homes, referred to as “Residential Mortgages, some of which are still outstanding. Currently, our principal investment objectives are to invest proceeds from our dividend reinvestment plan, financing proceeds, proceeds from the repayment of our loans, capital transaction proceeds and retained earnings in the following types of investments: (i) lines of credit and secured loans for the acquisition and development of single-family home lots, referred to as “Land Development Loans”; (ii) lines of credit and loans secured by developed single-family lots, referred to as “Finished Lot Loans”; (iii) lines of credit and loans secured by completed model homes, referred to as “Model Home Loans”; (iv) loans provided to entities that have recently filed for bankruptcy protection under Chapter 11 of the U.S. bankruptcy code, secured by a priority lien over pre-bankruptcy secured creditors, referred to as “Debtor in Possession Loans”, (v) lines of credit and loans, with terms of 18 months or less, secured by single family lots and homes constructed thereon, referred to as “Construction Loans”; )”; (vi) discounted cash flows secured by assessments levied on real property, and (vii) senior or subordinate securities backed by finished lot loans and / or development loans referred to as “Securitizations”. The Company collectively refers to the above listed loans as “Mortgage Investments”. The Company may also provide credit enhancements to real estate developers, homebuilders, land bankers and other real estate investors who acquire real property, subdivide real property into single-family residential lots, acquire finished lots and/or build homes on such lots, referred to as “Credit Enhancements”. Additionally, the Company’s portfolio includes obligations of related parties of our Advisor, which we refer to as “recourse obligations.”

The Company has no direct employees. The services of our President, Mr. Ducote, are retained through a consulting agreement. The Company pays a monthly trust administration fee to UMTH General Services, L.P. (“UMTHGS” or “Advisor”), a subsidiary of UMT Holdings, L.P. (“UMTH”), a Delaware limited partnership and related party, for the services relating to its daily operations.  The Company’s offices are located in Grapevine, Texas.

THE ADVISOR

The Company uses the services of UMTHGS to manage its day-to-day operations and to recommend investments for purchases. The Company’s President is Stuart Ducote. Other UMTH partners and officers include David A. Hanson, who is President of UMTHGS and secretary of UMTH and its subsidiaries. Todd Etter is a shareholder, director and Chairman of the Board of UMT Services, Inc., UMTH’s general partner and, a Director of United Development Funding, Inc. (“UDF”), the general partner of UDF. Mr. Etter is also the sole owner of South Central Mortgage, Inc. ("SCMI"), a Texas corporation that sold Mortgage Investments to the Company. In addition, he is a director and shareholder of Capital Reserve Group, Inc., a Texas corporation, (“CRG”), in addition SCMI owns 50% of Ready America Funding Corp. (“RAFC”). Both CRG and RAFC are Texas corporations that use funds borrowed from the Company to make loans to other borrowers and assign such loans to the Company as security for CRG and RAFC obligations to the Company. Hollis Greenlaw is a shareholder, director and President and Chief Executive Officer of UMT Services, Inc., a partner and the President and Chief Executive Officer of UMTH, and a director and the President and Chief Executive Officer of United Development Funding, Inc., the general partner of UDF, with whom the Company has extended a line of credit. He is Chief Executive Officer of UMTH Land Development, L.P., the general partner of United Development Funding III, L.P. (“UDF III”). Craig Pettit is a partner of UMTH (is this still true?), and is the sole proprietor of two companies that own 50% of RAFC. He currently functions as the President of RAFC. William Lowe is a partner of UMTH (is this still true?) and owns 50% of CRG. Michael K Wilson is a partner of UMTH and a director of UMT Services, Inc. Cara Obert is a partner of UMTH. She also serves as Chief Financial Officer and Treasurer of UMT Services, Inc. and UMTH Land Development, L.P. Besides the subsidiaries above-referenced, UMTH is the parent company of UMTHLC that sells interim loans to the Company, REO Property Company, L.P., (“REOPC”), a Delaware limited partnership that has provided services to the Company, and of Prospect Service Corp. (“PSC”), a Texas corporation that services the Company’s residential mortgages and contracts for deed.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: UMT HF, UMT HF II, UMT HF III, UMT URHF, UMT LT Trust, UMT Properties, LP and UMT 15th Street, LP. All significant intercompany accounts and transactions have been eliminated.

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

The majority of residential mortgages and contracts for deed are 360 month real estate lien notes that are purchased by the Company from several sources, including SCMI, a related party of the Advisor. Interim loans are real estate lien notes purchased by the Company from various sources including related parties of the Advisor. Interim loans have terms of 12 months or less. The Company is not a loan originator nor does it purchase Mortgage Investments for resale. The Company intends to hold Mortgage Investments to maturity.

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

A Recourse Loan is one that is covered under a recourse agreement that obligates either a third party guaranteeing the performance of a loan, or a borrower that has made a corresponding loan to another party (the "underlying borrower"), to repay the loan to the Company if the underlying borrower defaults. The majority of the Company’s Recourse Loans are interim loans made to borrowers that make corresponding loans which are pledged to the Company as security for the borrower's obligations to the Company. All loans that the Company makes to related parties of its Advisor are Recourse Loans.

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

In July 2010, the Company began reserving for the interest income earned on certain receivables with the intent to recognize this interest income on a cash basis once payments resumed. Payments resumed in 2012 and a total of approximately $649,000 and $812,000 of interest payments were received and recognized in 2013, and 2012, respectively. Reserves for accrued interest receivable were approximately $3,693,000 and $2,975,000 at December 31, 2013 and 2012, respectively.

LOAN LOSS RESERVES

Loan loss reserves are established when it becomes clear that the current market value of foreclosed properties is less than the outstanding balances of loans plus accrued interest. A loan loss reserve is created based on a three year look back of default rates. It is calculated as the difference between the outstanding loan balance of a foreclosed property, plus accrued interest income, less the estimated proceeds from the sale of the foreclosed property. The Company’s three year historical default rate for residential mortgages and contracts for deed is approximately 1.27% of the remaining outstanding unpaid principal balance of the loans it owns outright, excluding the securitized loans. The Company’s three year historical default rate for interim mortgages is approximately 0.03%. The Company charges additions to the loan loss reserves to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against, or “charged-off and decrease the loan loss reserves, while amounts recovered on previously charged off accounts increase the reserve.

The changes in the reserve for loan losses during the years ended December 31, 2013, 2012, and 2011are summarized as follows:

Walk forward of Loan Loss Reserves:	2013	2012	2011
Balance, beginning of year	$3,061,000	$5,714,000	$5,233,000
Provision for loan losses	1,357,000	958,000	720,000
Reduction of values of foreclosed mortgages and loans charged off	(1,863,000)	(3,611,000)	(239,000)
Balance, end of year	$2,555,000	$3,061,000	$5,714,000

The following table summarizes the Company’s reserve balances as of December 31, 2013, 2012 and 2011:

Reconciliation to Consolidated Balance Sheets :	2013	2012	2011
Amounts included in reserves – deficiency notes	$1,736,000	$2,247,000	$4,758,000
Amounts included in real estate owned, net (1)	691,000	500,000	616,000
Amounts included in mortgage investments – allowance for loan losses	128,000	314,000	340,000
Balance, end of year	$2,555,000	$3,061,000	$5,714,000

(1) Real estate owned is presented net of reserves in the accompanying consolidated financial statements.

In December of 2006 the Company ceased funding interim loans for the construction of single family homes (“Construction Loans”). Prior to December of 2006 the Company funded these Interim Loans through a non-related party lender, Residential Development Corp. (“RDC”). Throughout 2007 and 2008, we experienced increased delinquency and foreclosures on loans previously funded to RDC and implemented the following actions with regard to RDC:

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

The Company continued these efforts throughout 2013 and 2012 and will continue until the RDC foreclosed property portfolio is fully liquidated. As of December 31, 2009, the remainder of the RDC Interim Loans were foreclosed and all acquired assets were reflected as real estate owned in the accompanying consolidated financial statements. As of December 31, 2013 and 2012, the balance of RDC assets included in real estate owned was approximately $369,000 and $680,000, respectively, net of reserves of $48,000 and approximately $42,000, respectively, for the same periods. As of December 31, 2013, the portion of Deficiency Notes and Reserves – Deficiency Notes, applicable to the RDC portfolio was approximately $3,251,000 and $1,736,000, respectively. As of December 31, 2012, the portion of Deficiency Notes and Reserves – Deficiency Notes, applicable to the RDC portfolio was approximately $4,396,000 and $2,247,000, respectively. In the event that aggressive liquidation of the portfolio may result in additional losses, we will provide for additional reserves as needed.

ACCOUNTING FOR AND DISPOSITION OF FORECLOSED PROPERTIES

The Company follows the accounting and reporting standards for foreclosed real estate as set forth in the Financial Accounting Standards Board Accounting Standards Codification (”ASC”) Topic 310-40, Accounting for Troubled Debt Restructurings by Creditors, and ASC Topic 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. When the Company takes possession of real estate through foreclosure it is classified as Real Estate Owned (“REO”) at the lower of the fair market value of the asset, less estimated selling costs, or the cost basis of the asset. For assets that are not subject to a recourse agreement, any excess of the cost basis of the asset over the fair value of the asset less the estimated selling costs of the asset is recognized as a loss, to the extent it is not offset against existing allowances for uncollectible amounts or other valuation allowances, at the time of foreclosure. Additional direct costs incurred during foreclosure such as legal fees are included in expense when incurred. For loans that are subject to a recourse obligation, any excess of the cost basis of the asset over the fair value of the asset minus the estimated selling costs of the asset is added to the obligor’s recourse obligation. The Company attempts to resell the property to recover all costs associated with the default, including legal fees, transaction costs, and repair expenses. Upon sale of the property, a gain or loss is recognized. If a foreclosed loan is subject to a recourse agreement with a non-related party borrower and is not fully repaid, the borrower delivers a new promissory note to the Company in the amount of the deficiency. These promissory notes are paid in installments.

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

We file income tax returns in the United States federal jurisdiction. At December 31, 2013, tax returns related to fiscal years ended December 31, 2010 through December 31, 2012 remain open to possible examination by the tax authorities. No tax returns are currently under examination by any tax authorities. We did not incur any penalties or interest during the years ended December 31, 2013 and 2012.

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

DISTRIBUTION POLICY AND DISTRIBUTIONS DECLARED

The Company makes distributions each year (not including return of capital for federal income tax purposes) equal to at least 90% of the REIT’s Taxable Income.  Since September 1997 the Company has made monthly distributions to its shareholders and intends to continue doing so. The trustees declare the distribution rate quarterly and distributions are made at the rate declared at the end of the following month for shareholders of record as of the 15th day of the preceding month. The Company distributed 314% 251%, and 234% of earnings during 2013 2012, and 2011, respectively, and made distributions in excess of earnings of 214%, 151%, and 134% during 2013, 2012, and 2011, respectively.

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

As of December 31, 2013, the Company had two deficiency notes with non-related parties in the aggregate amount of approximately $4,976,000. One note in the amount of approximately $1,725,000 bears interest at a rate of 14% per annum. The second note in the amount of approximately $3,251,000 with a reserve of approximately $1,736,000. The Company does not accrue interest on the second note as the underlying collateral value approximates the note balance, net of reserves.

As of December 31, 2012, the Company had two deficiency notes with non-related parties in the aggregate amount of approximately $6,122,000. One note in the amount of approximately $1,725,000 bears interest at a rate of 14% per annum. The second note in the amount of approximately $4,396,000 with a reserve of approximately $2,247,000. The Company does not accrue interest on the second note as the underlying collateral value approximates the note balance, net of reserves.

As of December 31, 2007, UMTHLC issued to the Company a variable amount promissory note in the amount of $5,100,000 to evidence its deficiency obligations to the Company.  The initial principal amount of the note was approximately $1,848,000. The principal balance as of December 31, 2013 and 2012 was approximately $29,296,000 and $29,958,000, respectively. The principal balance will fluctuate from time to time based on the underlying loan activity and the amount of deficiencies realized by the related party. Effective January 2011, the deficiency note was modified and the interest rate was reduced from 10% to 6%. Management has accounted for this loan modification as a modification in the normal course of business and not as a troubled debt restructuring as the borrowers and guarantors have obtained third party financing at current market rates, the modified rate represents a premium over current market rates, the risk characteristics of the third party debt obtained is similar to the modified debt, the loan’s original contractual maturity or expected duration was not extended and the Company expects to receive full payment under the loan. The note requires quarterly principal and interest payments based on a fifteen-year (15) amortization for the outstanding principal balance and all outstanding principal and unpaid accrued interest is due and payable in full on September 30, 2013.  The Company is negotiating an extension of this loan with UMTHLC with similar terms. The note is secured by a limited guaranty by UMTHGS, the Advisor, equal to a monthly amount not to exceed 33% of the advisory fee received by UMTHGS under the terms of its Advisory Agreement with the Company.

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

D. LINES OF CREDIT PAYABLE

During August 2009, the Company entered into a revolving line of credit facility with a bank for $5,000,000. The line of credit bears interest at prime plus one percent, with a floor of 5.50% and requires monthly interest payments. Principal and all unpaid interest were due at maturity, which was August 2012. Effective September 2012, the line was renewed under the same terms and matures on September 5, 2015. The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit. The outstanding balance on this line of credit was approximately $4,377,000 and $3,608,000 at December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, the Company was in compliance with all of its debt covenants.

On May 27, 2011, the Company entered into a revolving line of credit facility with a bank for $4,300,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is May 27, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at December 31, 2013 and 2012 was approximately $1,593,000 and $3,111,000, respectively. As of December 31, 2013 and 2012, the Company was in compliance with all of its debt covenants.

On October 26, 2011, the Company entered into a revolving line of credit facility with a bank for $5,000,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is October 26, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at December 31, 2013 and 2012 was approximately $546,000 and $269,000, respectively. As of December 31, 2013 and 2012, the Company was in compliance with all of its debt covenants.

On July 22, 2013, the Company entered into a revolving line of credit facility with a bank for $15,000,000. The loan bears interest at prime plus one percent, with a floor of 4.75%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is July 22, 2016. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at December 31, 2013 was approximately $1,167,000. As of December 31, 2013 and 2012, the Company was in compliance with all of its debt covenants.

Below is a Five Year Maturity Schedule of all lines of credit payable:

	2014	2015	2016	2017	2018	Thereafter	Total
Lines of Credit Payable Maturity	$2,139,000	$4,377,000	$1,167,000	$-	$-	$-	$7,683,000

E. NOTES PAYABLE

In March, 2010, the Company entered into two Residential Mortgage loans, with full recourse, to non-related party investors for approximately $169,000. These notes payable were accounted for as recourse borrowings. The notes require monthly principal and interest payments at a rate of 9.5% amortized over 30 years with all unpaid principal and interest due at maturity. The loans were paid in full on November 1, 2013. One loan had a balance of approximately $0 and $70,000, at December 31, 2013 and 2012, respectively. The other loan had a balance of approximately $0 and $96,000 on December 31, 2013 and 2012, respectively. The total outstanding balance on these notes was approximately $0 and $166,000 at December 31, 2013 and 2012, respectively.

On April 21, 2010, the Company entered into a term loan credit facility with a bank for $1,600,000. The note payable bears interest at prime plus one percent, with a floor of 7.0%, and requires monthly interest payments. Principal and all unpaid interest were due at maturity which was October 21, 2012. The term loan credit facility was extended effective December 21, 2012 with an amended maturity date of December 19, 2013, and an interest rate reduction from 7.0% to 5.5%. Effective February 19, 2013, the maturity date was extended to December 18, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at December 31, 2013 and 2012 was approximately $569,000 and $1,107,000, respectively.

On January 27, 2011, the Company initiated a private offering of Secured Subordinated Notes (“Notes,” to accredited investors “Note Holders”). The Notes are being offered through a wholly - owned subsidiary, UMT Home Finance II, L.P. (“HF II”). HF II is a Delaware limited partnership that was formed on November 29, 2010 as a Special Purpose Entity, for the purpose of originating and holding loans made to fund the acquisition of finished lots and the construction of single-family homes on the subject lots (“Loans”). HF II will issue up to $5 million in 7.5% Notes. The Notes will be secured by an undivided security interest on the pool of loans owned by HF II. The offering of the Notes is not registered under the Securities Act, in reliance upon the exemption from registration for non-public offerings provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. As of December 31, 2013 and 2012, approximately $4,275,000 and $1,230,000 was outstanding and approximately $100,000, $200,000, $265,000, $200,000, $187,500, $100,000, $2,347,500, $50,000, $500,000, $100,000 and $50,000 matures on March 2016, April 2016, February 2017, March 2017, October 2017, November 2017, February 2018, March 2018, May 2018, July 2018, and September 2018, respectively.

As of December 31, 2013, the Company had ten Notes Payable to various non-related parties totaling approximately $1,347,000. These Notes bear interest at the rate of 7.5% per annum and require interest only payments on a monthly basis. These Notes are secured by an undivided security interest in the pool of construction loans funded for the construction of single-family homes by UMT Home Finance, L.P. a wholly - owned and consolidated subsidiary of United Mortgage Trust and mature on April 2018, June 2018, July 2018, and August 2018.

Below is a Five Year Maturity Schedule of all notes payable:

	2014	2015	2016	2017	2018	Thereafter	Total
Notes Payable Maturity	-	$569,000	$300,000	$752,500	$4,569,500	$-	$6,191,000

F.  OPTIONS TO PURCHASE SHARES OF BENEFICIAL INTEREST

For each year in which an Independent Trustee of the Company serves, the Trustee receives 5-year options, which vest upon grant, to purchase 2,500 shares of Company stock at $20 per share.

Following is a summary of the option transactions:

	2013	2012	2011
Outstanding at beginning of year	60,000	55,000	45,000
Granted	12,500	12,500	12,500
Expired	(10,000)	(7,500)	(2,500)
Exercised	-	-	-
Outstanding at end of year	62,500	60,000	55,000
Exercisable at end of year	62,500	60,000	55,000
Exercise price per share	$20	$20	$20

G.  RELATED PARTY TRANSACTIONS

Related Party Receivables

As a component of its real estate investment activities the Company has since inception in 1997 regularly made mortgage investments in the form of loans to related parties, which were secured by loans originated by related parties to non-related parties third parties. In addition, the Company has purchased loans originated by related parties to non-related parties third parties.

Affiliates Relationships

The following chart depicts the related parties with which we have loan or recourse relationships:

The related party relationships depicted above are more fully described below:

•	UMT Holdings, L.P. (“UMTH”) is a Delaware limited partnership which is in the real estate finance business. UMTH holds a 99.9% limited partnership interest in:
o	UMTH Lending Company, LP (“UMTHLC”)which made interim mortgage loans to nonrelated third parties;
o	UMTH General Services, L.P. (“UMTHGS”) which serves as Advisor to the Company and;
o	UMTH Land Development, L.P. (“UMTHLD”) which serves as asset manager to United Development Funding, L.P. (“UDF”).
•	UMTHLC is a Delaware limited partnership, and subsidiary of UMTH. The Company has loaned money to UMTHLC secured by interim mortgage loans for the acquisition and renovation of single-family homes made by UMTHLC to nonrelated third parties borrowers.
•	UMTH Land Development, L.P., (“UMTHLD”), is a Delaware limited partnership and subsidiary of UMTH which serves as asset manager for and holds a 50% profit interest in United Development Funding, L.P. (“UDF”), a Delaware limited partnership. UMTHLD also serves as general partner of United Development Funding III, L.P. (“UDF III”).
•	United Development Funding, L.P. (“UDF”), a Delaware limited partnership which originates loans and makes investments for the acquisition and development of parcels of real property as single-family residential lots. UMTHLD serves as the asset manager of UDF. The Company has extended a revolving line of credit facility to UDF which is secured by all of UDF’s senior and subordinate real estate secured loans and equity investments.
•	United Development Funding III, L.P., a Delaware limited partnership, (“UDF III”). UMTHLD serves as general partner of UDF III. UDF III has purchased an economic participation in a revolving credit facility we have provided to UDF.
•	Capital Reserve Group (“CRG”) is a Texas corporation that is 50% owned by Todd Etter and William Lowe, partners of UMTH, which holds a 99.9% interest in UMTHGS, our advisor. The Company has loaned money to CRG secured by interim mortgage loans for the acquisition and renovation of single-family homes made by CRG to non-related third parties borrowers.
•	Ready America Funding Corp. (“RAFC”) is a Texas corporation that is 50% owned by South Central Mortgage, Incorporated (“SCMI”), a company owned by Todd Etter and 50% beneficially owned by Craig Pettit, a partner in UMTH. The Company has loaned money to RAFC secured by interim mortgage loans secured by land and modular and manufactured single-family homes placed on the land made by RAFC to non-related third party borrowers.
•	SCMI, a Texas corporation. The Company has purchased long term owner-occupied residential mortgage loans from SCMI secured by single-family homes.
•	Wonder Funding, LP (“Wonder”) is a Delaware limited partnership that is owned by Ready Mortgage Corporation (“RMC”). RMC is beneficially owned by Craig Pettit, a partner of UMTH. The Company has loaned money to Wonder secured by interim mortgage loans for the acquisition and renovation of single-family homes made by Wonder to non-related third parties borrowers.

The following table details the governance and ownership aspects of above related party relationships:

United Mortgage Trust Related Party Relationships
Company	Affiliation	Governance	Ownership
UMT Holdings, L.P. ("UMTH")	99.9% owner of our borrower, UMTHLC and our advisor, UMTHGS	UMT Services, Inc. serves as General Partner	10 Limited Partners
UMTH Lending Company, L.P. ("UMTHLC")	Borrower	UMT Services, Inc. serves as General Partner	99.9% owned by UMTH
UMTH Land Development, L.P. ("UMTHLD")	Asset Manager for UDF I and General Partner of UDF III	UMT Services, Inc. serves as General Partner	99.9% owned by UMTH
United Development Funding, L.P. ("UDF I")	Borrower	United Development Funding, Inc., serves as General Partner	41 Limited Partners
United Development Funding III, L.P. ("UDF III")	Loan Participant	UMTHLD serves as General Partner	9003 Limited Partners
Capital Reserve Group, Inc. ("CRG")	Borrower	2 UMTH Limited Partners serve as directors	Owned by 2 UMTH Limited Partners
Ready America Funding Corp. ("RAFC")	Borrower	2 UMTH Limited Partners serve as directors	Beneficially owned by 2 UMTH Limited Partners
South Central Mortgage, Inc. ("SCMI")	Note Seller	One UMTH Limited Partner serves as director	Beneficially owned by 1 UMTH Limited Partner
Wonder Funding, L.P. ("Wonder")	Borrower	One UMTH Limited Partner serves as director	Beneficially owned by 1 UMTH Limited Partner

Note - None of the Company’s trustees or officers hold a direct or beneficial interest in any of the above related parties.

Related Party Receivables

The following table summarizes our related party loans and obligations and corresponding outstanding balances as of December 31, 2013 and 2012. The amounts shown in the table below are included in the consolidated balance sheets.

	2013	2012	Collateral
Interim loans, related parties
RAFC	$16,282,339	$16,285,448	Real estate
Total	16,282,339	16,285,448
Lines of credit receivable, related parties
UDF I	$7,739,415	$6,686,096	Land development loans and equity investments
UDFI (UDF III economic interest participation agreement)	70,835,104	74,699,298	Land development loans and equity investments
UMTHLC	7,576,966	7,561,966	Real estate
Total	$86,151,485	$88,947,360
Recourse obligations, related parties
CRG	$4,504,544	$4,521,893	Pledge of equity interest & limited guaranty
RAFC	10,170,196	8,502,333	Pledge of equity interest & limited guaranty
SCMI	3,448,002	3,476,639	Pledge of equity interest & limited guaranty
RAFC/Wonder	1,971,536	1,998,964	Pledge of equity interest & limited guaranty
Total	$20,094,278	$18,499,829
Deficiency note, related party
UMTHLC	$29,295,567	$29,958,940	Guaranty

The following is a brief description of the Company’s related party receivables, by type, and related collateral.

Interim Loans, Related Parties

The Company has loaned money to UMTHLC and RAFC secured by interim mortgage loans for the acquisition and renovation of single-family homes made by UMTHLC and RAF to non-related third parties borrowers. These loans are collaterally assigned to the Company as security for the interim loans between UMTHLC and RAFC and the Company. These loan balances are included in “Interim loans, related parties” in the Company’s consolidated balance sheets.

Lines of Credit, Related Parties – UDF, UDF III and UMTH LC

UDF and UDF III

The Company has entered into a revolving line of credit (“Loan”) with UDF, secured by the pledge of all of UDF's land development senior and subordinated real estate secured loans and equity investments.

The Company has entered into an Economic Interest Participation Agreement with UDF III, pursuant to which UDF III purchased an economic interest in the UDF Loan and was granted an option to acquire a full ownership participation interest in the Loan. The advances funded by UDF III are exactly offset by a participation payable amount to UDF III; therefore the Company does not earn any net interest income on the advances made by UDF III and has no net collectability exposure under the Economic Interest Participation Agreement.

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

Recourse Obligations, Related Parties

CRG, RAFC and Wonder made interim loans to non-related third party borrowers for the acquisition and renovation of single-family homes. The Company made loans, with recourse, to each of these entities. Each of these entities used the proceeds from such loans to originate loans to non-related third party borrowers, which are referred to as "underlying loans," that are pledged to the Company as security for the Company’s loans made to them. When principal and interest on an underlying loan are due in full, at maturity or otherwise, the corresponding obligation owed to the Company is also due in full.

In addition to the loans made, with recourse, to CRG, RAFC, and Wonder, the Company purchased long term residential mortgage loans from SCMI referred to as "purchased loans," and entered into recourse agreements under which SCMI agreed to repay certain losses the Company incurred with respect to the purchased loans by delivering an unsecured deficiency note in the amount of the deficiency to the Company.

All amounts due from each related party under the recourse obligations and deficiency notes described above have been consolidated into secured promissory notes (“Recourse Obligations”). The security for the Recourse Obligations consists of a pledge of each related party’s respective Class C and Class D ownership units in UMTH and in the case of Wonder secured by a limited indemnification agreement between UMTH and the Company. This collateral represents capital shares in UMTH and is eligible for, and receives, quarterly distributions from UMTH. See “Management’s Collectability Analysis for Related Party Recourse Obligations and Deficiency Notes” below for management’s valuation of collateral securing the related party obligations.

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

2) UMTHLC is a Delaware limited partnership, and subsidiary of UMTH.  The Company has loaned money to UMTHLC so it can make loans to its borrowers. The loans are collaterally assigned to the Company, as security for the promissory note between UMTHLC and the Company. On March 26, 2009, the Company executed a secured line of credit promissory note with UMTHLC in the amount of $8,000,000. The note bears interest at 12.50% per annum, matured on September 26, 2012 and is secured by first lien mortgage interests in single family residential properties. The Company is negotiating an extension of this loan with UMTHLC with similar terms. The outstanding balance on this line of credit at December 31, 2013 and December 31, 2012, was approximately $7,577,000 and $7,562,000, respectively, and is included in the balances noted in the paragraph above.

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

4) RAFC is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter. RAFC is in the business of financing interim loans for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors. The Company continues to directly fund obligations under one existing RAFC loan, which was collaterally assigned to the Company, but does not fund new originations and the Company is in the process of foreclosing on the collateral in California. The unpaid principal balance of the loans at December 31, 2013 and 2012 was approximately $16,282,000 and $16,286,000, respectively.

5) Wonder is a Delaware limited partnership that is owned by RMC. RMC is beneficially owned by Craig Pettit.  Wonder is in the business of financing interim loans for the purchase of land and the construction of single family homes.  The Company has ceased funding any new originations.  As of December 31, 2013, all remaining obligations owed by Wonder to the Company are included in the recourse obligations discussed below.

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

On March 30, 2006, but effective December 31, 2005, the Company and each originating company agreed to consolidate (1) all outstanding amounts owed by such originating company to the Company under the loans made by the Company to the originating company and under the deficiency notes described above and (2) the estimated maximum future liability to the Company under the recourse arrangements described above, into secured promissory notes.  Each originating company issued to the Company a secured variable amount promissory note dated December 31, 2005 (the “Secured Notes”) in the principal amounts shown below, which amounts represent all principal and accrued interest owed as of such date. The initial principal amounts are subject to increase up to the maximum amounts shown below if the Company incurs losses upon the foreclosure of loans covered by recourse arrangements with the originating company.  The Secured Notes (including related guaranties discussed below) are secured by an assignment of the distributions on the Class C and Class D units of limited partnership interest of UMT Holdings held by each originating company.

Management’s Collectability Analysis for Related Party Recourse Obligations and Deficiency Notes

Recourse Obligations and Deficiency Notes are resultant from a shortfall in the repayment of an underlying loan securing a loan to a related party or in the shortfall in repayment from a defaulted and foreclosed long-term residential mortgage purchased from a related party. In both cases, the Company has recourse to the related party for the shortfall. Unlike the original underlying loan or purchased mortgage, the related party’s recourse obligation is not secured by a lien on a real property. Recourse obligations of CRG, RAFC, SCMI and Wonder are secured by the pledge of equity interests held in UMTH. The UMTHLC deficiency note is secured by the guaranty of UMTHLC and the limited guaranty of UMTHGS including pledge of up to 33% of the advisory fee received by UMTHGS. Because the obligations are secured by third party collateral and guarantees, management conducts quarterly analysis of the integrity and value of the security for each obligation, and makes a determination of the collectability of the obligations based on the collateral value and cash flows derived from the collateral.

In making these loans, we considered a number of factors to preserve and enhance our ability to be repaid. The security for the Recourse Obligations of CRG, RAFC and SCM consists of pledges of each related party’s respective Class C and Class D ownership units in UMTH. This collateral represents capital shares in UMTH and is eligible for, and receives, quarterly distributions from UMTH. Class C units are entitled to a total distribution of $1,000 per unit and the value of the C unit collateral is determined through multiplying the number of pledged units remaining times $1,000. Class D units are entitled to perpetual distributions and are valued using a discounted cash flow (“DCF”) model that is reviewed and updated each quarter. The integrity of the C and D unit collateral is determined by the distribution priority given to each unit by the UMTH general partner and the reliability of forecasted distributions. Security for the Recourse Obligation of Wonder consists of a limited indemnification agreement in the initial amount of $1,134,000. The table below depicts the remaining collateral value securing the Recourse Obligations at December 31, 2013.

Name	Initial principal amount	Balance at December 31, 2013	Promissory Note principal amount (2)	Units pledged as security	C Units distributed during 2013	Units remaining	Estimated Collateral Value (3)
CRG	$2,725,442	$4,504,544	$4,300,000	4,984 Class C and 2,710 Class D	142	2,399 Class C and 2,710 Class D	$4,690,000
RAFC	$3,243,369	$10,170,196	$7,100,000	11,228Class C, 6,659 Class D	516	8,694 Class C and 6,659 Class D	$10,299,000
SCMI	$3,295,422	$3,448,002	$3,488,643	4,545 Class C and 3,000 Class D	58	985 Class C and 3,000 Class D	$3,873,000
RAFC / Wonder(1)	$1,348,464	$1,971,536	$1,400,000	1,657 Class C	88	1,482 Class C	$1,482,000
Wonder Indemnification (1)	n/a	n/a	n/a	$1,134,000	-	n/a	$822,000
Totals	$10,612,697	$20,094,278	$16,288,643				$21,166,000

(1)	Wonder is collateralized by an indemnification agreement from RMC in the amount of $1,134,000, which includes the pledge of 3,870 C Units. 2,213 of the pledged C Units also cross-collateralize the RAFC obligation.
(2)	The CRG, RAFC and Wonder balances at December 31, 2013 exceeded the stated principal amount per their variable Secured Notes by approximately $205,000, $3,070,000 and $572,000, respectively. Per the terms of the Secured Notes, the unpaid principal balance may be greater or less than the initial principal amount of the note and is not considered an event of default. The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the Unpaid Principal Balance (“UPB”) than we originally anticipated and outpaced the minimum principal reductions scheduled for the loans.
(3)	Estimated collateral value reflects pledge of D units of limited partnership interest of UMTH held by WLL, Ltd., RAFC and KLA, Ltd. UMTH D units represent equity interests in UMT Holdings, LP. Pledge of the UMTH D units entitles the beneficiary to a pro-rata share of UMTH partnership D unit cash distributions

Through September 2007, the Secured Notes incurred interest at a rate of 10% per annum. The CRG, RAFC, and RAFC/Wonder Secured Notes amortize over 15 years. The SCMI Secured Note amortizes over approximately 22 years, which was the initial amortization of the deficiency notes from SCMI that were consolidated. The Secured Notes required the originating company to make monthly payments equal to the greater of (1) principal and interest amortized over 180 months and 264 months, respectively, or (2) the amount of any distributions paid to the originating company with respect to the pledged Class C units. Effective October 2007, the recourse loans were modified to accommodate the anticipated increases in principal balances throughout the remaining liquidation periods of the underlying assets, modify the amortization schedules for the period of July 2007 through June 2009, and reduce the interest rate from 10% to 6%. The above modifications have been extended through December 31, 2014. Management has accounted for these as loan modifications in the normal course of business, and not as a troubled debt restructuring, as the underlying collateral value exceeds the outstanding loan amounts, the modifications did not include an extension of the debt’s original contractual maturity or expected duration, the borrowers and guarantors have obtained third party financing at current market rates, the modified rate represents a premium over current market rates and the risk characteristics of the third party debt obtained is similar to the modified debt. The Company expects to receive full repayment under the loan.

Cash Flow Analysis

The ability to perform is principally dependent upon the forecasted cash distributions associated with the pledged collateral and the ability of the distributions to meet the debt service requirements under the Recourse Obligations. On a quarterly basis, the Company conducts a review of the collateral pledged by the underlying borrowers and third party guarantors in order to assess their ability to perform their obligations under the terms of the Recourse Obligations. This review includes analyzing the consolidated financial statements of UMT Holdings, L.P. including its cash flows and sources of cash flow, assets and net profits. In addition to reviewing the historical financial statements, we analyze projected future earnings and cash flows that will support distributions and validate the assumptions used to generate these projections, assessing the ability to execute on the business plan, conducting discussions with and obtaining representations from the guarantors’ management with respect to their current and projected distribution amounts. Management reviews near-term (1 year) and long-term (5 years) distribution forecasts associated with the UMTH Class C and D units, cash flow from the indemnification agreement, cash flow from UMTHGS advisory fees and cash flow to UMTHLC to determine if the forecasted cash flows are sufficient to meet the obligations. The available cash flow from UMTH, as shown in the Historical Performance table below, indicates sufficient cash flow from the guarantors to service the Recourse Obligations and the Deficiency Note. In addition to the above mentioned collateral, the Company has a guaranty limited to a maximum of $10,582,336 from UMTH of all amounts due under the Recourse Obligations. At December 31, 2013, the remaining balance of the limited guaranty was approximately $2,770,000.

The UMTHLC deficiency note is secured by the guaranty of UMTHLC and the limited guaranty of UMTHGS including pledge of up to 33% of the advisory fee received by UMTHGS. The value of both the UMTHLC guarantee and the UMTHGS limited guarantee is determined by the cash flow associated with either UMTHLC or the amount of advisory fees earned by UMTHGS.

On a quarterly basis, the Company conducts a review of the collateral pledged by the underlying borrowers and third party guarantors in order to assess their ability to perform their obligations under the terms of the Recourse Obligations. The collateral pledged consists of class C and D ownership units of UMT Holdings, L.P. These units represent capital shares in UMT Holdings, L.P. and are eligible for, and receive, quarterly distributions from UMT Holdings, L.P. Such ability to perform is principally dependent upon the forecasted cash distributions associated with the pledged collateral and the ability of the distributions to meet the debt service requirements under the Secured Notes. The review includes analyzing projected future distribution sources and amounts, validating the assumptions used to generate such projections, assessing the ability to execute on the business plan, conducting discussions with and obtaining representations from the guarantors’ management with respect to their current and projected distribution amounts. The value of the pledged collateral is estimated using a discounted cash flow model that is reviewed and updated each quarter. Based on such reviews, the Company has concluded that the guarantors have the ability to perform under their repayment obligations and that the Recourse Obligations are fully realizable. Accordingly, the Company has not recorded any reserves on these loans.

The Secured Notes have also been guaranteed by the following entities under the arrangements described below, all of which are dated effective December 31, 2005:

-	UMT Holdings. This guaranty was limited to a maximum of $10,582,336 of all amounts due under the Secured Notes. At December 31, 2013, the remaining balance of the limited guaranty was approximately $2,770,000.
-	WLL, Ltd., a related party of CRG. This guaranty is of all amounts due under Secured Note from CRG, is non-recourse and is secured by an assignment of 2,492 Class C Units and 1,355 Class D units of limited partnership interest of UMT Holdings held by WLL, Ltd.
-	RMC. This guaranty is non-recourse, is limited to 50% of all amounts due under the Secured Note from RAFC and is secured by an assignment of 3,870 Class C units of limited partnership interest of UMT Holdings.
-	Wonder. Wonder Funding obligations are evidenced by a note from RAFC (RAFC/Wonder Note) and are secured by a pledge of a certain Indemnification Agreement given by UMTH to RAFC and assigned to UMT in the amount of $1,134,000, which amount is included in the UMTH limited guarantee referenced above.
-	SCMI. This guaranty is limited to a maximum of $2,213,000 due under the Secured Note from RAFC and is secured by an assignment of 2,213 Class C units of limited partnership interest of UMT Holdings.
-	KLA, Ltd. KLA has given the following limited guaranties: (1) Guaranty of obligations of SCMI under the First Amended and Restated Secured Variable Amount Promissory Note to the Company dated as of October 1, 2007 with a then current principal balance of $3,472,073 and is secured by an assignment of 3,000 of Guarantor’s Class D units of partnership interest in UMT Holdings, L.P. (2) Guaranty of obligations of CRG under the First Amended and Restated Secured Variable Amount Promissory Note dated as of October 1, 2007 with a then current principal balance of $4,053,799 and is secured by a pledge of 1,355 of Guarantor’s Class D units of partnership interest in UMTH.

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

Historical Performance

Management also considers historical cash flows and payment history to make an assessment of the collectability of the obligations. The table below depicts the historical cash flows for each obligor and the payment history under its obligation for the years ended December 31, 2013, 2012 and 2011. To date, the obligors have met all of their financial obligations to the Company.

	2013		2012		2011
Obligor	Cash Flow	Payments	Cash Flow	Payments	Cash Flow	Payments
UMTH (2),(3)	$15,592,306	$3,492,500	$12,842,083	$2,813,601	$3,250,783	$1,506,436
UDF (2),(4)	$10,785,187	$-	$11,728,909	$-	$9,202,636	$-
CRG (1)	$172,884	$172,884	$171,641	$171,641	$-	$-
RAFC (1)	$589,816	$589,816	$583,796	$583,796	$-	$-
SCMI (1)	$91,833	$91,833	$390,343	$90,343	$300,000	$-
Wonder (1)	$87,957	$87,957	$86,556	$86,556	$-	$-

(1)	Unaudited.
(2)	Audited.
(3)	Represents available cash flow for debt service and distributions. UMTH generates cash flow that is used to service the UMTHLC Deficiency Note and the Recourse obligations. Cash flow amount for 2013 is an estimate and is subject to change.
(4)	Represents principal payment proceeds received by UDF from its borrowers. These receipts are the sources used by UDF to repay its line of credit payable to the Company. Cash flow amount for 2013 is an estimate and is subject to change.

Based on its review of the quality and integrity of the security, the forecasted cash flows and the historical performance of each obligor, management has determined the cash flows of the obligor to be sufficient to meet the terms of the Recourse Obligations and Deficiency Notes.

These loans were reviewed by management and no reserves on principal amounts are deemed necessary at December 31, 2013 or 2012.

7) On June 20, 2006, the Company entered into a Second Amended and Restated Secured Line of Credit Promissory Note as modified by an amendment effective September 1, 2006 (the "Amendment") with UDF; a Nevada limited partnership that is a related party of the Company's Advisor, UMTHGS.  The Amendment increased an existing revolving line of credit facility ("Loan") to $45 million. The purpose of the Loan is to finance UDF's loans and investments in real estate development projects. On July 29, 2009, our trustees approved an amendment to increase the revolving line of credit facility to an amount not to exceed $60,000,000. Effective December 31, 2010, the loan was extended for a period of one year and the loan amount was increased from $60,000,000 to $75,000,000. Effective December 31, 2012, the loan was extended for a period of one year and matures on December 31, 2013.

The Loan is secured by the pledge of all of UDF's land development loans and equity investments pursuant to the First Amended and Restated Security Agreement dated as of September 30, 2004, executed by UDF in favor of UMT (the “Security Agreement”).  Those UDF loans may be first lien loans or subordinate loans.

The Loan interest rate is the lower of 15% or the highest rate allowed by law, further adjusted with the addition of a credit enhancement to a minimum of 14%.  Effective October 1, 2013, the loan was extended to December 31, 2014 and the base interest rate was decreased to a rate of 9.25%.

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

On September 19, 2008, UMT entered into an Economic Interest Participation Agreement with UDF III pursuant to which UDF III purchased (i) an economic interest in the $45,000,000 revolving credit facility (“Loan”) from UMT to UDF I and (ii) a purchase option to acquire a full ownership participation interest in the Loan (the “Option”). On July 29, 2009, our trustees approved an amendment to increase the revolving line of credit facility to an amount not to exceed $60,000,000. Effective December 31, 2010, the loan was extended for a period of one year and the loan amount was increased from $60,000,000 to $75,000,000. Effective December 31, 2012, the loan was extended for a period of one year and matures on December 31, 2013, and the loan amount was increased from $75,000,000 to $82,000,000. Effective October 1, 2013, the loan was further extended for a period of one year, and matures on December 31, 2014.

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

The Option gives UDF III the right to convert its economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Loan and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while UDF III owns an economic interest in the UMT Loan.  If UDF III exercises its Option and acquires a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UDF III and UMT will participate in the control and management of the UMT Loan. At December 31, 2013 and 2012 UDF III had outstanding approximately $78,575,000 and $81,385,000, respectively, to UDF under this agreement of which approximately $70,835,000 and $74,699,000 were outstanding under the Economic Interest Participation Agreement at December 31, 2013 and 2012, respectively.

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

The following table summarizes the lines of credit receivable, related parties, as of December 31, 2013 and 2012:

	2013	2012
UDF	$7,739,000	$6,686,000
UDF (UDF III Economic Interest Participation Agreement)	70,835,000	74,700,000
UMTH LC	7,577,000	7,561,000
Balance, end of year	$86,151,000	$88,947,000

8) Loans made to related parties of the Advisor. Below is a table of the aggregate principal amount of mortgages funded each year indicated, from the companies related to the Advisor, and named in the table and aggregate amount of draws made by UDF under the line of credit, during the three years indicated:

Related Party Company	2013	2012	2011
RAFC	$-	$-	$1,000
UMTHLC	$15,000	$587,000	$947,000
UDF	$1,053,000	$823,000	$720,000

9) As of August 1, 2006, (now subject to an Advisory Agreement effective January 1, 2013) the Company entered into an Advisory Agreement with UMTHGS. Under the terms of the agreement, UMTHGS is paid a monthly trust administration fee. The fee is calculated monthly depending on the Company’s annual distribution rate, ranging from 1/12th of 1% up to 1/12th of 2% of the amount of average invested assets per month, however, our Advisor has limited annual the trust administration fee to the lesser of i) 1% of our average invested assets, or ii) $1,000,000.  During 2013, 2012, and 2011 the expenses for the Company’s Advisor were approximately $1,000,000, respectively, and actual payments made were approximately $1,125,000 $731,000, and $1,808,000, respectively. The Advisor and its related parties are also entitled to reimbursement of costs of goods, materials and services obtained from non-related third parties for the Company’s benefit, except for note servicing and for travel and expenses incurred in connection with efforts to acquire investments for the Company or to dispose of any of its investments. The Company paid the Advisor $86,000 as reimbursement for costs associated with providing shareholder relations activities during 2013 compared to $76,000 in both 2012 and 2011.

The agreement also provides for a subordinated incentive fee equal to 25% of the amount by which the Company’s net income for a year exceeds a 10% per annum non-compounded cumulative return on its adjusted contributions. No incentive fee was paid during 2013 or 2012. In addition, for each year in which it receives a subordinated incentive fee, the Advisor will receive a 5-year option to purchase 10,000 Shares at a price of $20.00 per share (not to exceed 50,000 shares). As of December 31, 2013 and 2012, the Advisor has not received options to purchase shares under this arrangement.

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

The Advisory Agreement also provides for the Company to pay to the Advisor, or a related party of the Advisor, a debt placement fee.  The Company may engage the Advisor, or a related party of the Advisor, to negotiate lines of credit on behalf of the Company.  UMT shall pay a negotiated fee, not to exceed 1% of the amount of the line of credit secured, upon successful placement of the line of credit. The Company paid debt placement fees of approximately $150,000 in August 2013 and approximately, $43,000 and $50,000 in June and October 2011, respectively to a related party of the Advisor. These fees are amortized monthly, as an adjustment to interest expense, over the term of the credit facility agreements described in Note D. The Company amortized (expensed) approximately $52,000 and $42,000 of these fees in 2013 and 2012, respectively.

10) The Company pays loan servicing fees to PSC, a subsidiary of UMTH, under the terms of a Mortgage Servicing Agreement. The Company paid loan servicing fees of approximately $5,000, $19,000, and $21,000, during 2013, 2012, and 2011, respectively.

11) The Company pays “guarantee” credit enhancement fees to UDF III, related party of PSC and UDF, as specified under the terms of the UDF Guarantee agreement. In 2013, 2012 and 2011, the Company made cash payments in the amount of $78,000, $66,000, and $64,000, as compensation of said guarantee fees. In 2013, 2012 and 2011, the related credit enhancement expenses were approximately $77,000, $109,000, and $80,000, respectively.

12) Related parties UDF LOF, UDF IV and UDF X, are reimbursed for their degree of invested “participatory” interest in the Company’s construction loans, the degree of invested interest is not to succeed $2,000,000. The Company made payments of such participation interest, as a net amount against the construction loan interest, in 2013, 2012, and 2011, in the amounts of $791,000, $1,719,000, and $979,000, respectively.

13) The Company pays UMTH LD, administrative and origination fees, for the construction loans in which UDF related parties take an invested interest in. The fees are withheld from construction draws funded to the borrower, and are in turn paid directly to UMTH LD. In 2013, 2012, and 2011, payments were made for the above administrative and origination fees in the amounts of $201,000, $161,000, and $130,000, respectively.

The chart below summarizes the approximate payments associated with related parties for the twelve months ended December 31, 2013, 2012 and 2011:

Related Party Payments:
		For Twelve Months Ended
Payee	Purpose	December 31, 2013		December 31, 2012		December 31, 2011
UMTHGS	Trust administration fees	$1,125,000	93%	$731,000	91%	$1,808,000	96%
UMTHGS	General & administrative - Shareholder Relations	86,000	7%	76,000	9%	76,000	4%
UMTHGS	General & administrative –Misc.	-	0%	-	0%	3,000	0%
		$1,211,000	100%	$807,000	100%	$1,887,000	100%

PSC	Loan Servicing Fee	$5,000	100%	$19,000	100%	$21,000	78%
PSC	General & Administrative – Misc.	-	0%	-	0%	6,000	22%
		$5,000	100%	$19,000	100%	$27,000	100%

UMTH	Debt Placement Fees	150,000	100%	-	-	93,000	100%

UDF III	Credit Enhancement Fees	78,000	100%	66,000	100%	64,000	100%

UDF LOF	Participation Interest Paid	-	-	-	-	313,000	100%

UDF IV	Participation Interest Paid	791,000	100%	1,696,000	100%	540,000	100%

UDF X	Participation Interest Paid		-	23,000	100%	126,000	100%

UMTH LD	Admin and Origination Fees Paid	201,000	100%	161,000	100%	130,000	100%

The chart below summarizes the approximate expenses associated with related parties for the twelve months ended December 31, 2013, 2012 and 2011:

Related Party Expenses:
		For Twelve Months Ended
Payee	Purpose	December 31, 2013		December 31, 2012		December 31, 2011
UMTHGS	Trust administration fees	$1,000,000	93%	$1,000,000	93%	$1,000,000	93%
UMTHGS	General & administrative - Shareholder Relations	76,000	7%	76,000	7%	76,000	7%
UMTHGS	General & administrative –Misc.	1,000	0%	2,000	0%	3,000	0%
		$1,077,000	100%	$1,078,000	100%	$1,079,000	100%

PSC	Loan Servicing Fee	$5,000	100%	$19,000	100%	$21,000	75%
PSC	General & Administrative – Misc.	-	-	-	-	7,000	25%
		$5,000	100%	$19,000	100%	$28,000	100%

UMTH	Debt Placement Fees	52,000	100%	42,000	100%	25,000	100%

UDF III	Credit Enhancement Fees	77,000	100%	109,000	100%	80,000	100%

H.  COMMITMENTS AND CONTINGENCIES

The Company’s shares of [common stock/beneficial interest] are not traded on an exchange. Below is a description of the Company’s Share Redemption Plan (“SRP”) and Dividend Reinvestment Plan (“DRP”). Also See Note L of these Notes to Consolidated Financial Statements for additional discussion of the SRP.

On March 18, 2009, the Board approved certain modifications to the Company’s SRP and its DRP. Pursuant to the requirements of the SRP and the DRP, the Company sent its shareholders notice of amendment of the SRP and the DRP, both of which became effective on May 1, 2009. The modifications consisted of the following:

Modifications to the Share Redemption Plan

The redemption price is equal to the “Net Asset Value” (NAV) as of the end of the month prior to the month in which the redemption is made. The NAV will be established by the Board of Trustees no less frequently than each calendar quarter. For reference, at December 31, 2013 the NAV was $14.66 per share. Under the prior SRP, the redemption price was $20.00 per share. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests. A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long-term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long- term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that that the request is made within 270 days after of the event giving rise to such exigent circumstances. Previously, there was no hardship exemption. Shares will be redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter will be carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Previously, shares were redeemed monthly. Repurchases are subject to cash availability and Trustee discretion. Currently our share redemptions are limited to death and medical hardship requests as approved by our trustees on a case-by-case basis. Previously, the SRP provided that repurchases were subject to the availability of cash from the DRP or the Company’s credit line.

Modifications to the Dividend Reinvestment Plan (DRP)

Effective May 1, 2009, our DRP share purchase price was set at the NAV. Previously, the share purchase price was $20.00 per share.

I.  CONCENTRATION OF CREDIT

Financial instruments that potentially expose the Company to concentrations of credit risk are primarily temporary cash equivalents, mortgage notes receivable, investment in trust receivable, line of credit receivable, deficiency notes and recourse obligations from related parties.  The Company maintains deposits in financial institutions that may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses related to amounts in excess of FDIC limits.

At December 31, 2013, 2012, and 2011, approximately 38%, 42%, and 41%, respectively, of the Company’s interim mortgage investments were secured by property located in Texas. All of the Company’s mortgage investments are in the United States. At December 31, 2013, 2012, and 2011, approximately 61%, 57%, and 55%, respectively, of the Company’s interim mortgage investments were secured by property located in California.

Interim loans made to related parties of the Company’s Advisor, lines of credit receivable, deficiency notes and recourse obligations are monitored by the Company for collectability, and the Company believes the unreserved amounts will be fully collectible.

J. QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected financial data (unaudited) for the years ended December 31, 2013, 2012 and 2011 is set forth below:

2013	Revenues	Net Income	Net Income Per Share Basic/Diluted	Weighted Average Shares Outstanding
First quarter	$1,338,295	$82,572	$0.01	6,438,493
Second quarter	1,608,561	468,246	0.07	6,437,165
Third quarter	1,417,877	383,412	0.06	6,437,171
Fourth quarter	1,283,609	253,468	0.04	6,436,777

For the year	$5,648,342	$1,187,698	$0.18	6,437,428

2012	Revenues	Net Income	Net Income Per Share Basic/Diluted	Weighted Average Shares Outstanding
First quarter	$1,175,271	$250,613	$0.04	6,439,120
Second quarter	1,529,096	491,272	0.08	6,439,559
Third quarter	1,338,634	339,505	0.05	6,439,657
Fourth quarter	1,465,406	405,186	0.06	6,439,600

For the year	$5,508,407	$1,486,576	$0.23	6,439,528

2011	Revenues	Net Income	Net Income Per Share Basic/Diluted	Weighted Average Shares Outstanding
First quarter	$1,356,812	$574,999	$0.09	6,429,327
Second quarter	1,334,183	315,133	0.05	6,431,577
Third quarter	1,246,677	347,656	0.05	6,434,600
Fourth quarter	1,191,839	354,365	0.06	6,435,619

For the year	$5,129,511	$1,592,153	$0.25	6,432,781

K. SECURITIZATION AND SALE OF CLASS A NOTES

In April 2004, but effective January 1, 2004, United Mortgage Trust transferred certain residential mortgages and contracts for deed to a wholly-owned special purpose entity called UMT LT Trust (”UMTLT”), a Maryland real estate investment trust.

On April 13, 2004, through UMTLT (“Seller”) and another newly created, wholly-owned subsidiary, UMT Funding Trust, a Maryland real estate investment trust, as the “Depositor”, the Company completed a securitization of $12,593,587 principal amount of mortgage loans through the private issuance of $9,455,520 in 9.25% Class A Notes (“Class A Notes”.) The Class A Notes, together with  $3,138,067 in Class B Certificates (the “Certificates” and collectively with the Class A Notes, the “Securities”) were issued by Wachovia Bank as “trustee” pursuant to a Trust Agreement dated as of April 1, 2004 between the Bank and the Depositor (the “Trust Agreement’). The Securities evidence the entire beneficial ownership interest in a trust fund created under the Trust Agreement, which consists of a pool of performing first lien residential mortgage loans (the “Mortgage Loans”) with an aggregate principal balance of $12,593,587 as of April 13, 2004. The Company transferred the Mortgage Loans to the Seller as a capital contribution and the Seller sold the Mortgage Loans to the Depositor pursuant to a Mortgage Loan Sale Agreement dated as of April 1, 2004 (“Mortgage Loan Sale Agreement”). The Class A Notes were sold pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.

The Depositor then sold the $9,455,520 of the 9.25% Class A Notes to Bayview Financial Trading Group, L.P. (“Bayview”), at one hundred percent (100%) of the original balance of the senior security (the Class A Notes) plus accrued interest from the cut-off date to the date of purchase pursuant to a Purchase Agreement dated as of April 13, 2004 between Bayview, the Depositor and us.  The Company accounted for this transaction as an asset sale at par value. The Class A Notes were sold pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. The Certificates were retained by the Depositor.

The Mortgage Loan Sale Agreement includes a right on the part of the Depositor to require the Seller to repurchase certain Mortgage Loans upon the Seller's breach of a representation or warranty with respect to certain characteristics of the Mortgage Loans.  The Company agreed to guarantee the obligations of the Seller under the Mortgage Loan Sale Agreement, including the obligation of the Seller to repurchase Mortgage Loans as to which the Seller has breached a representation or warranty. The Certificates give the Depositor the right to receive all remaining monthly interest after all payments due on the Class A Notes and all principal and interest on the Mortgage Loans after retirement of the Class A Notes. The securitization was not an off balance sheet transaction since the Depositor retained the Certificates and the Certificates are carried on the balance sheet.

Simultaneously with the Depositor’s conveyance of the Mortgage Loans to the trustee and pursuant to the terms of a Servicing Rights Transfer Agreement dated as of April 1, 2004 the Company, as owner of the servicing rights to the Mortgage Loans, transferred the servicing rights to the Mortgage Loans to Bayview; and, pursuant to a Sub Servicing Agreement dated as of April 1, 2004, Prospect Service Corp. agreed to act as sub-servicer of the Mortgage Loans.

The purpose for the securitization and sale was to (1) increase the yield on the residential mortgages and (2) realize cash to invest in Interim Loans and UDF.

On January 28, 2005, UMTLT and UMT Funding Trust simultaneously entered into agreements for the securitization of $9,700,797 principal amount of our mortgage loans through the private issuance of $7,275,598 in 9.25% Class A Notes.  The purpose for the securitization was to (1) increase the yield on the residential mortgages and (2) realize cash to invest in interim loans and UDF.  The Notes, together with $2,425,199 in Certificates, were issued by Wachovia Bank as trustee pursuant to a Trust Agreement dated as of January 1, 2005 between the Bank and the Depositor, UMT Funding Trust (the “2005 Trust Agreement”). The Securities evidence the entire beneficial ownership interest in a trust fund created under the 2005 Trust Agreement, which consists of a pool of Mortgage Loans with an aggregate principal balance of $9,700,797 as of January 1, 2005. We transferred the Mortgage Loans (excluding the servicing rights) to the Seller as a capital contribution and the Seller sold the Mortgage Loans to the Depositor pursuant to a Mortgage Loan Sale Agreement dated as of January 1, 2005 (the “2005 Mortgage Loan Sale Agreement”).

The Depositor then sold the $7,275,598 of the 9.25% Class A Notes to Bayview Financial, L.P. (“Investor”), at one hundred percent of the senior security (Class A Notes) plus accrued interest from the cut-off date to the date of purchase pursuant to a Purchase Agreement dated as of January 26, 2005 between the Investor, the Depositor and us. We accounted for this transaction as an asset sale at par value. The Notes were sold pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. The Certificates were retained by the Depositor.

The 2005 Mortgage Loan Sale Agreement includes a right on the part of the Depositor to require the Seller to repurchase certain Mortgage Loans upon the Seller’s breach of a representation or warranty with respect to certain characteristics of the Mortgage Loans. The Company agreed to guarantee the obligations of the Seller under the 2005 Mortgage Loan Sale Agreement, including the obligation of the Seller to repurchase Mortgage Loans as to which the Seller has breached a representation or warranty. The Certificates give the Depositor the right to receipt all remaining monthly interest after all payments due on the Class A Notes and all principal and interest on the Mortgage Loans after retirement of the Class A Notes. The securitization was not an off balance sheet transaction since the Depositor retained the Certificates and the Certificates are carried on the balance sheet.

Simultaneously with the Depositor’s conveyance of the Mortgage Loans to the trustee and pursuant to the terms of a Servicing Rights Transfer Agreement dated as of January 1, 2005 the Company, as owner of the servicing rights to the Mortgage Loans, transferred the servicing rights to the Mortgage Loans to the Investor and, pursuant to a Sub Servicing Agreement dated as of January 1, 2005, Prospect Service Corp. agreed with the Investor to act as sub-servicer of the Mortgage Loans.

The Company has rights to future cash flows arising after the Investor in the securitization trust has received the 9.25% return for which it contracted.

Gain or loss on the sale of the mortgage loans depends in part on the previous carrying value of the loans involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair market value at the date of transfer.  To obtain fair values, quoted market prices are used if available.  However, quotes were not available for the Company’s retained interests, so the Company estimated fair value based on the present value of future expected cash flows using management’s best estimate of the key assumptions: credit losses, prepayment rates and discount rates commensurate with the risks involved.  The Company used an expected weighted-average life of 4.2 years.  Based on expected credit losses of 4.2%, prepayment rate of 2.3% and a discount rate of 11.0%, no gain or loss was recognized related to the sale of these mortgage loans as the carrying value approximated the fair value at the date of the securitization.

The sensitivity to an immediate 10% and 20% adverse change in the assumptions used to measure fair value of the securitized mortgage loans is as follows:

FOR THE 2004 SECURITIZATION
Prepayment speed assumption (annual rate):
Impact on fair value of 10% adverse change	30,000
Impact on fair value of 20% adverse change	60,000

Expected credit losses (over remaining life of loans):
Impact on fair value of 10% adverse change	68,000
Impact on fair value of 20% adverse change	136,000

Residual cash flows discount rate (annual):
Impact on fair value of 10% adverse change	26,000
Impact on fair value of 20% adverse change	52,000

Because the Company’s carrying value of the 2005 securitization was fully amortized as of December 31, 2010, the adverse change assumptions have no impact on the carrying value of this securitization at December 31, 2013 or 2012. These sensitivities are hypothetical and should be used with caution.  Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear.  Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

L. SHARE REDEMPTION PLAN

There is currently no established public trading market for our shares. As an alternative means of providing limited liquidity for our shareholders, we maintain a Share Redemption Plan.  Our trustees have the discretion to modify or terminate the SRP upon 30 days’ notice. Under the terms of our plan as modified and effective on May 1, 2009 (see below for a further description of the plan modifications), shareholders who have held their shares for at least one year are eligible to request that we repurchase their shares. In any consecutive 12 month period we may not repurchase more than 5% of the outstanding shares at the beginning of the 12 month period. The repurchase price is based on the NAV as of the end of the month prior to the month in which the redemption is made. The NAV will be established by our Board of Trustees no less frequently than each calendar quarter. For reference, at December 31, 2013 and 2012 the NAV was $14.66 and $15.06 per share, respectively. Under the prior SRP terms, the redemption price was $20.00 per share. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests. A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long-term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long-term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that the request is made within 270 days after of the event giving rise to such exigent circumstances. Previously, there was no hardship exemption. Shares will be redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter will be carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Previously, shares were redeemed monthly. Repurchases are subject to cash availability and Trustee discretion. Currently our share redemptions are limited to death and medical hardship requests as approved by our trustees on a case-by-case basis. Previously, the SRP provided that repurchases were subject to the availability of cash from the DRP or the Company’s credit line. We have also purchased a limited number of shares outside of our SRP from shareholders with special hardship considerations.

Share repurchases have been at prices of $14.76 to $20.00 through our SRP. Shares repurchased for less than $20 per share were 1) shares held by shareholders for less than 12 months 2) shares purchased outside of our Share Redemption Program prior to the May 1, 2009 modifications to our SRP or 3) shares purchased under our SRP subsequent to the May 1, 2009 modifications to our SRP.

Prior to May 1, 2009 the redemption price was $20 based on the determination of our Board of Trustees regarding the value of the shares with reference to our book value, our operations to date and general market and economic conditions. Subsequent to May 1, 2009, the redemption price was equal to the NAV as of the end of the quarter in which the redemption was made.

The Company complies with Distinguishing Liabilities from Equity topic of ASC, which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value. The Company believes that shares tendered for redemption by the shareholder under the Company’s share redemption program do not represent a mandatory obligation until such redemptions are approved at the discretion of our board of trustees. At such time, the Company will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. As of December 31, 2013, the Company had no approved and unpaid redemption requests included in liabilities.

The following table summarizes the share repurchases made in 2013:

Month	Total number of shares repurchased	Average Purchase Price	Total number of shares purchased as part of a publicly announced plan	Total number of shares purchased outside of plan
January	1,823	$15.14	1,823	-
February	2,385	$15.14	2,385	-
March	1,618	$15.14	1,618	-
April	1,662	$15.10	1,662	-
May	1,267	$15.00	1,267
June	1,384	$14.92	1,384	-
July	1,046	$14.92	1,046	-
August	1,281	$14.89	1,281	-
September	1,024	$14.85	1,024	-
October	2,118	$14.90	2,118	-
November	1,307	$14.83	1,307	-
December	932	$14.76	932	-
Totals	17,847	$15.01	17,847	-

M. SUBSEQUENT EVENTS

Effective January 1, 2014, the Company executed a mutual Settlement and Release Agreement with Mortgage Trust Advisors, Inc. (“MTA”), a Texas corporation, in which UMT will pay to MTA a total of $145,000, in quarterly payments, beginning April 1, 2014. The Company recognized this expense in prior years and accrued this amount in accounts payable and accrued liabilities in the consolidated balance sheet.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2013 was performed by the Company’s Principal Executive Officer and Principal Financial Officer.  Based on such evaluation, management has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

The Company does not control the financial reporting process, and is solely dependent on UMTHGS, its Advisor, which is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles in the United States. The Advisor’s disclosure controls and procedures were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Management’s Annual Report on Internal Control over Financial Reporting

The management of UMTHGS, the Company’s Advisor, is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2013. The internal control process of UMTHGS, as is applicable to the Company, was designed to provide reasonable assurance to management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management assessed the effectiveness of its internal control over financial reporting, as is applicable to the Company, as of December 31, 2013. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. Based on its assessment, management concluded that the Advisor’s internal control over financial reporting, as is applicable to the Company, was effective as of December 31, 2013.

The Company is a “smaller reporting company” for the 2013 fiscal year. Accordingly, the Company’s independent registered public accounting firm is not currently required to issue an audit report on the Company’s internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter of 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We do not have any direct employees. The services of our President, Mr. Ducote, are retained through a consulting agreement. The Trustees are responsible for the overall management and control of the Company’s business. The Advisor manages the day-to-day operations and the Company has retained the Advisor to use its best efforts to seek out and present to management suitable and a sufficient number of investment opportunities that are consistent with the Company’s investment policies and objectives.

The Company’s Declaration of Trust provides for not less than three or more than nine trustees, a majority of which must be independent Trustees, except for a period of 60 days after the death, removal or resignation of an independent Trustee. Each Trustee serves for a one-year term. There are currently five trustees, four of which are independent Trustees.

THE COMPANY’S TRUSTEES AND OFFICERS

The Company’s trustees and officers are as follows:

Name	Age	Offices Held
T. Stuart Ducote	67	President
Michele A. Cadwell	62	Independent Trustee
Charles M. Gillis	64	Independent Trustee
Phillip K. Marshall	64	Independent Trustee
Roger C. Wadsworth	66	Independent Trustee
Leslie J. Wylie	62	Independent Trustee

Stuart Ducote became President of United Mortgage Trust on July 29, 2009. Mr. Ducote has served as the Chief Executive and Chief Financial Officer of numerous public and privately held companies. From 2006 through 2008, he was the co-owner of Ultra Realty, a privately held company involved with the acquisition, rehabilitation and development of residential properties and residential / commercial brokerage. From 2003 – 2006, he served as Chief Financial Officer for Humitech International Group, Inc., a rapidly growing international franchise operation, where he was responsible for systems implementation, franchisee contracts, all regulatory matters, debt financing to acquire mining operations and oversight of facilities operations. From 2001 – 2003 he served as Chief Financial Officer of People Solutions, Inc., where he structured the company in preparation for a capital raise and merger activity. From 1997 – 2000, he was the Chief Financial Officer of Jobs.Com, an Internet-based recruiting and on-line job marketing company, where he raised over $110 million in venture capital, built national brand recognition and positioned the company for an initial public offering. From 1994 – 1997 he served as a Trustee, Chief Executive and Chief Financial Officer for a private family trust and related operating companies, where he had oversight responsibilities for operating companies in the oil and gas, manufacturing, real estate acquisition and development, and power generation industries. From 1980 – 1994, he served as Chief Executive and Chief Financial Officer of Provident Bancorp of Texas, Inc., where he directed the formation, acquisition, and operation of numerous financial institutions, and successfully merged banks into a multi-bank holding company. Prior to 1984, Mr. Ducote worked in public accounting for approximately twelve years. He is a graduate of the University of Texas.

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

Charles M. Gillis has served as an independent trustee of the Company since April 2008. He is an attorney who has been in private practice since 1978. From 1988 through 2000, Mr. Gillis was a partner in the law firm of Gillis & Slogar. From 2000 through the present, Mr. Gillis is a partner at the law firm of Gillis, Paris & Heinrich, PLLC in Houston, Texas. Mr. Gillis practices in the area of Federal income tax with an emphasis on real estate, mergers and acquisitions and international taxation. Mr. Gillis has been an expert witness in legal matters involving Federal income tax and securities. Mr. Gillis is a 1971 graduate of the University of California at Los Angeles, a 1974 graduate of Bates College of Law, University of Houston (and a member of its honor society) and a 1975 Masters of Law (In Taxation) graduate of New York University. He is admitted to both the Texas and California bars. Mr. Gillis has been frequently listed in The Bar Register of Preeminent Lawyers published by Martindale-Hubbell.

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

Roger C. Wadsworth has served as one of the Company’s independent trustees since September 2006.  Mr. Wadsworth has been the Chief Operating Officer of IMS Securities, Inc., a Financial Industry Regulatory Authority (“FINRA”) member firm, since 2002. He holds Series 7, 24, and FINRA 66 and 77 Licenses and is a licensed insurance agent in the State of Texas. Since 2003, he has also served as the National Director and Board Member of The National Due Diligence Alliance, Inc., a non-profit trade association of Independent FINRA Broker-Dealer firms. From 1988 to 2002, he served as the Senior Vice President & Chief Administrative Officer of INVESTools, Inc. NASDAQ: SWIM (formerly Telescan, Inc.), a publicly-held company in the financial data, information, and analysis industry. INVESTools is now a part of TD AMERITRADE. Prior to 1988, he was the Co-Founder and Vice President of Information Management Services, Inc., a financial consulting and management firm. Mr. Wadsworth received a Bachelor of Business Administration in Finance from the University of Houston in 1971. Mr. Wadsworth is a member of the Investment Committee, Business Model Committee, and Audit Committee.

Leslie J. Wylie has served as an independent trustee of the Company since July 29, 2009. Ms. Wylie brings extensive experience in general corporate business and contractual matters, in the acquisition and divestiture of assets and in complex transactions to the Company’s board. Since 2006, she has served as Sr. Vice President and General Counsel for Trek Resources, Inc., a Dallas based oil and gas producer, where she is responsible for all legal, land and land administration functions.  From 2003-2006, she was Vice president – Legal, Land and Regulatory for Crosstex Energy Services, LP, a mid-stream oil and gas company.  Ms. Wylie has held land and legal managerial and/or officer positions with ENSERCH Corporation, EEX Corporation, PGS Reservoir Consultants, Inc. Hilcorp Energy Company, and various other oil and gas independents.  She has been involved in the acquisition and divestiture of over 1.6 billion dollars of assets and has worked on several international projects for her employers. Ms. Wylie is licensed by the State Bars of Oklahoma and Texas, is a Certified Professional Landman and holds a B.A. degree from Oklahoma State University and a J.D. degree from the University of Tulsa College of Law.

THE ADVISOR

Effective on August 1, 2006, (now subject to an Advisory Agreement effective January 1, 2013) the Company entered into an Advisory Agreement with UMTHGS (“Advisor”) to manage the Company’s affairs and to select the investments the Company purchases. The Advisor is controlled by UMT Services, Inc., the general partner of UMT Holdings, L.P. Todd F. Etter, Hollis M. Greenlaw and Michael K. Wilson are directors of UMT Services, Inc.

The directors and officers of UMT Services, Inc. and UMTHGS are set forth below.

Name	Age	Offices Held
Todd F. Etter	63	Chairman and Director of UMT Services, Inc.
Hollis M. Greenlaw	49	Director and Chief Executive Officer of UMT Services, Inc.
Michael K. Wilson	51	Director of UMT Services, Inc.
David A. Hanson	51	President of UMTHGS and CFO of UMTH

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

Hollis M. Greenlaw. Mr. Greenlaw has served as partner, Vice Chairman and Chief Executive Officer of UMT Holdings, L.P. (“UMTH”) and as President, Chief Executive Officer and a director of UMT Services, Inc. (“UMT Services”) since March 2003. He has also served as President and Chief Executive Officer of UMTH Land Development, L.P. (“UMTH LD”) since March 2003. Mr. Greenlaw is also the co-founder and Chief Executive Officer of UDF I, UDF II, and UDF III, affiliated real estate finance companies that provide custom financing and make opportunistic purchases of land for residential lot development and home construction. As Chief Executive Officer of the United Development Funding family of entities, Mr. Greenlaw has directed the funding of more than $1 billion in loans and equity investments through United Development Funding products, receiving more than $800 million in repayments to date, most notably through UDF III. From March 1997 until June 2003, Mr. Greenlaw served as Chairman, President, and Chief Executive Officer of a multi-family real estate development and management company owned primarily by The Hartnett Group, Ltd., a closely-held private investment company managing more than $40 million in assets. There he developed seven multi-family communities in Arizona, Texas, and Louisiana with a portfolio value exceeding $80 million. Prior to joining The Hartnett Group, Mr. Greenlaw was an attorney with the Washington, D.C. law firm, Williams & Connolly, where he practiced business and tax law. Mr. Greenlaw was a member of Phi Beta Kappa at Bowdoin College and received his Juris Doctorate from the Columbia University School of Law in 1990. Mr. Greenlaw is a member of the Maine, District of Columbia, and Texas bars.

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

SUMMARY OF THE ADVISORY AGREEMENT

With the approval of the Company’s Trustees, including all of the independent Trustees, the Company entered into a contract with the Advisor (the “Advisory Agreement”) effective on January 1, 2013, under which the Advisor provides the Company with the Company’s day-to-day administrative services.  In addition, the Advisor is obligated to use its best efforts to develop and present to management, whether through its own efforts or those of third parties retained by it, a sufficient number of suitable investment opportunities that are consistent with the Company’s investment policies and objectives as well as any investment programs that the trustees may adopt from time to time in conformity with the Declaration of Trust.

Although the Company’s trustees retain exclusive authority over the Company’s management, the conduct of the Company’s affairs and the management and disposition of the Company’s assets, the trustees have initially delegated to the Advisor, subject to the supervision and review of the trustees and consistent with the provisions of the Company’s Declaration of Trust, the following responsibilities:

·	develop underwriting criteria and a model for the Company’s investment portfolio;

·	acquire, retain or sell the Company’s mortgage investments;

·	seek out, present and recommend investment opportunities consistent with the Company’s investment policies and objectives, and negotiate on the Company’s behalf with respect to potential investments or the disposition thereof;

·	pay the Company’s debts and fulfill the Company’s obligations, and handle, prosecute and settle any of the Company’s claims, including foreclosing and otherwise enforcing mortgages and other liens securing investments;

·	obtain such services as may be required by the Company for mortgage brokerage and servicing and other activities relating to the Company’s investment portfolio;

·	evaluate, structure and negotiate prepayments or sales of mortgage investments;

·	manage the structuring and registration of additional shares for the Company’s offering;

·	develop the Company’s administrative budget;

·	administer the Company’s day-to-day operations;

·	coordinate marketing and sales of the Company’s shares;

·	develop and maintain the Company’s web site;

·	administer the Company’s Share Redemption Plan and Dividend Reinvestment Plan;

·	coordinate engagement of market makers and listing of the Company’s shares at the appropriate time;

·	develop institutional and retail secondary market interest for the Company’s shares;

·	arrange the Company’s note warehousing credit facility and provide required financial guarantees;

·	negotiate the Company’s loan purchases;

·	develop and monitor the Company’s investment policies;

·	develop a high yield loan acquisition program;

·	oversee loan servicing for the Company’s portfolio;

·	oversee acquisition and disposition of the Company’s investments;

·	manage the Company’s assets; and from time to time, or as requested by the trustees, make reports to the Company regarding the Advisor's performance of the foregoing services.

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

The Declaration of Trust provides that the independent trustees are to determine, at least annually, that the amount of compensation the Company pays the Advisor is reasonable in relation to the nature and quality of the services performed, based on the factors set forth in the Declaration of Trust and such other factors as they deem relevant, including the size of the fee in relation to the size, composition and profitability of the Company’s investment portfolio, the success of the Advisor in generating opportunities that meet the Company’s investment objectives, the rates charged to other REITs and to investors other than REITs by advisors performing similar services, the amount of additional revenues realized by the Advisor and its related parties for other services performed for the Company, the quality and extent of service and advice furnished by the Advisor, the performance of the Company’s investment portfolio and the quality of the Company’s investment portfolio in relationship to the investments generated by the Advisor for its own account.

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

The Company has no direct employees. The Company’s operations are maintained by the Company’s Advisor, under the guidance of the Company’s Trustees. The services of our President, Mr. Ducote, are retained through a consulting agreement which pays him a monthly fee of $5,000.

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

The table below provides information on Trustee Compensation:

Name/Year	Fees Earned	Stock Awarded	Value of Options Awarded if Exercised(4)	Non-Equity Incentive Plan Comp.(1)	Change in Pension Value and Non- Qualified Deferred Comp. Earnings (2)	All other Comp.	Total
2013
Stuart Ducote	—	—	—	—	—	$60,000	$60,000
Michele A. Cadwell	$16,000	—	—	—	—	—	$16,000
Phillip K. Marshall	$20,000	—	—	—	—	—	$20,000
Roger C. Wadsworth	$16,000	—	—	—	—	—	$16,000
Chuck Gillis	$16,000	—	—	—	—	—	$16,000
Leslie Wylie	$16,000	—	—	—	—	—	$16,000

2012
Stuart Ducote	—	—	—	—	—	$60,000	$60,000
Michele A. Cadwell	$16,000	—	—	—	—	—	$16,000
Phillip K. Marshall	$20,000	—	—	—	—	—	$20,000
Roger C. Wadsworth	$16,000	—	—	—	—	—	$16,000
Chuck Gillis	$16,000	—	—	—	—	—	$16,000
Leslie Wylie	$16,000	—	—	—	—	—	$16,000

2011
Stuart Ducote	—	—	—	—	—	$60,000	$60,000
Michele A. Cadwell	$16,000	—	—	—	—	—	$16,000
Phillip K. Marshall	$20,000	—	—	—	—	—	$20,000
Roger C. Wadsworth	$16,000	—	—	—	—	—	$16,000
Chuck Gillis	$16,000	—	—	—	—	—	$16,000
Leslie Wylie	$16,000	—	—	—	—	—	$16,000

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

(4) All options are priced at the greater of the Company’s initial offering price of $20 per share or the then current market value and therefore carry no intrinsic value.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 31, 2013 by each person who is known to the Company to be the beneficial owner of more than 5% of the Company’s shares and the beneficial ownership of all trustees and officers as a group as of such date.

Name	Number of Shares (1)		Percent of Class
Michele A. Cadwell (2)	12,500	(3)	0.19%
Phillip K. Marshall (2)	12,500	(3)	0.19%
Roger C. Wadsworth (2)	12,500	(3)	0.19%
Chuck Gillis (2)	12,500	(3)	0.19%
Leslie Wylie	12,500	(3)	0.19%
All Trustees and Executive Officers as a Group (5 persons)	62,500	(4)	0.95%

(1)	For purposes of this table, shares indicated as being owned beneficially include shares that the beneficial owner has the right to acquire within 60 days of March 1, 2014. For the purpose of computing the percentage of the outstanding shares owned by a shareholder, shares that may be acquired during the 60 days following March 1, 2014 are deemed to be outstanding securities of the class owned by that shareholder but are not deemed to be outstanding for the purpose of computing the percentage by any other person.

(2)	A trustee and/or executive officer of the Company. The address of all trustees and officers is c/o United Mortgage Trust, 1301 Municipal Way, Suite 220, Grapevine, TX 76051, telephone (214) 237-9305 or (800)955-7917, facsimile (214) 237-9304.

(3)	Includes shares issuable upon the exercise of stock options at an exercise price of $20.00 per share.

(4)	Includes the shares described in footnote (3) above.

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

Related Party Relationships

The following chart depicts the related parties with which we have loan or recourse relationships:

The related party relationships depicted above are more fully described below:

•	UMT Holdings, L.P. (“UMTH”) is a Delaware limited partnership which is in the real estate finance business. UMTH holds a 99.9% limited partnership interest in:
o	UMTH Lending Company, LP which made interim mortgage loans to non-related third parties;
o	UMTH General Services, L.P. (“UMTHGS”) which serves as advisor to the Company and;
o	UMTH Land Development, L.P. (“UMTHLD”) which serves as asset manager to United Development Funding, L.P. (“UDF”).
•	UMTH Lending Company, L.P. (“UMTHLC”) is a Delaware limited partnership, and subsidiary of UMTH. The Company has loaned money to UMTHLC secured by interim mortgage loans for the acquisition and renovation of single-family homes made by UMTHLC to non-related third parties borrowers.
•	UMTH Land Development, L.P., (“UMTHLD”), is a Delaware limited partnership and subsidiary of UMTH which serves as asset manager for and holds a 50% profit interest in United Development Funding, L.P. (“UDF”), a Delaware limited partnership. UMTHLD also serves as general partner of United Development Funding III, L.P. (“UDF III”).
•	United Development Funding, L.P. (“UDF”), a Delaware limited partnership which originates loans and makes investments for the acquisition and development of parcels of real property as single-family residential lots. UMTHLD serves as the asset manager of UDF. The Company has extended a revolving line of credit facility to UDF which is secured by all of UDF’s senior and subordinate real estate secured loans and equity investments.
•	United Development Funding III, L.P., a Delaware limited partnership, (“UDF III”). UMTHLD serves as general partner of UDF III. UDF III .has purchased an economic participation in a revolving credit facility we have provided to UDF.
•	Capital Reserve Group (“CRG”) is a Texas corporation that is 50% owned by Todd Etter and William Lowe, partners of UMTH, which holds a 99.9% interest in UMTHGS, our advisor. The Company has loaned money to CRG secured by interim mortgage loans for the acquisition and renovation of single-family homes made by CRG to nonrelated third parties borrowers.
•	Ready America Funding Corp. (“RAFC”) is a Texas corporation that is 50% owned by South Central Mortgage, Incorporated (“SCMI”), a company owned by Todd Etter and 50% beneficially owned by Craig Pettit, a partner in UMTH. The Company has loaned money to RAFC secured by interim mortgage loans secured by land and modular and manufactured single-family homes placed on the land made by RAFC to non-related third party borrowers.
•	SCMI, a Texas corporation. The Company has purchased long term owner-occupied residential mortgage loans from SCMI secured by single-family homes.
•	Wonder Funding, LP (“Wonder”) is a Delaware limited partnership that is owned by Ready Mortgage Corporation (“RMC”). RMC is beneficially owned by Craig Pettit, a partner of UMTH. The Company has loaned money to Wonder secured by interim mortgage loans for the acquisition and renovation of single-family homes made by Wonder to non-related third party borrowers.

The following table details the governance and ownership aspects of above related party relationships:

United Mortgage Trust Related Party Relationships
Company	Affiliation	Governance	Ownership
UMT Holdings, L.P. ("UMTH")	99.9% owner of our borrower, UMTHLC and our advisor, UMTHGS	UMT Services, Inc. serves as General Partner	10 Limited Partners
UMTH Lending Company, L.P. ("UMTHLC")	Borrower	UMT Services, Inc. serves as General Partner	99.9% owned by UMTH
UMTH Land Development, L.P. ("UMTHLD")	Asset Manager for UDF I and General Partner of UDF III	UMT Services, Inc. serves as General Partner	99.9% owned by UMTH
United Development Funding, L.P. ("UDF I")	Borrower	United Development Funding, Inc., serves as General Partner	41 Limited Partners
United Development Funding III, L.P. ("UDF III")	Loan Participant	UMTHLD serves as General Partner	9003 Limited Partners
Capital Reserve Group, Inc. ("CRG")	Borrower	2 UMTH Limited Partners serve as directors	Owned by 2 UMTH Limited Partners
Ready America Funding Corp. ("RAFC")	Borrower	2 UMTH Limited Partners serve as directors	Beneficially owned by 2 UMTH Limited Partners
South Central Mortgage, Inc. ("SCMI")	Note Seller	One UMTH Limited Partner serves as director	Beneficially owned by 1 UMTH Limited Partner
Wonder Funding, L.P. ("Wonder")	Borrower	One UMTH Limited Partner serves as director	Beneficially owned by 1 UMTH Limited Partner

Note - None of the Company’s Trustees or officers hold a direct or beneficial interest in any of the above related parties.

Related Party Receivables

The following table summarizes our related party loans and obligations and corresponding outstanding balances as of December 31, 2013 and 2012. The amounts shown in the table below are included in the consolidated balance sheets.

	2013	2012	Collateral
Interim loans, related parties
RAFC	$16,282,339	$16,285,448	Real estate
Total	16,282,339	16,285,448
Lines of credit receivable, related parties
UDF I	$7,739,415	$6,686,096	Land development loans and equity investments
UDFI (UDF III economic interest participation agreement)	70,835,104	74,699,298	Land development loans and equity investments
UMTHLC	7,576,966	7,561,966	Real estate
Total	$86,151,485	$88,947,360
Recourse obligations, related parties
CRG	$4,504,544	$4,521,893	Pledge of equity interest & limited guaranty
RAFC	10,170,196	8,502,333	Pledge of equity interest & limited guaranty
SCMI	3,448,002	3,476,639	Pledge of equity interest & limited guaranty
RAFC/Wonder	1,971,536	1,998,964	Pledge of equity interest & limited guaranty
Total	$20,094,278	$18,499,829
Deficiency note, related party
UMTHLC	$29,295,567	$29,958,940	Guaranty

The following is a brief description of the Company’s related party receivables, by type, and related collateral.

Interim Loans, related parties

The Company has loaned money to UMTHLC and RAFC secured by interim mortgage loans for the acquisition and renovation of single-family homes made by UMTHLC and RAF to non-related third party borrowers. These loans are collaterally assigned to the Company as security for the interim loans between UMTHLC and RAFC and the Company. These loan balances are included in “Interim loans, related parties” in the Company’s consolidated balance sheets.

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

Recourse Obligations, related parties

CRG, RAFC, and Wonder, made interim loans to non-related third party borrowers for the acquisition and renovation of single-family homes. The Company made loans, with recourse, to each of these entities. Each of these entities used the proceeds from such loans to originate loans to non-related third party borrowers, which are referred to as "underlying loans," that are pledged to the Company as security for the Company’s loans made to them. When principal and interest on an underlying loan are due in full, at maturity or otherwise, the corresponding obligation owed to the Company is also due in full.

In addition to the loans made, with recourse, to CRG, RAFC, and Wonder, the Company purchased long term residential mortgage loans from SCMI referred to as "purchased loans," and entered into recourse agreements under which SCMI agreed to repay certain losses the Company incurred with respect to the purchased loans by delivering an unsecured deficiency note in the amount of the deficiency to the Company.

All amounts due from each related party under the recourse obligations and deficiency notes described above have been consolidated into secured promissory notes (“Recourse Obligations”). The security for the Recourse Obligations consists of a pledge of each related party’s respective Class C and Class D ownership units in UMTH and in the case of Wonder secured by a limited indemnification agreement between UMTH and the Company. This collateral represents capital shares in UMTH and is eligible for, and receives, quarterly distributions from UMTH. See “Management’s Collectability Analysis for Related Party Recourse Obligations and Deficiency Notes” below for management’s valuation of collateral securing the related party obligations.

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

On March 26, 2009, the Company executed a secured line of credit promissory note with UMTHLC in the amount of $8,000,000. The note bears interest at 12.50% per annum, matured on September 26, 2012 and is secured by first lien mortgage interests in single family residential properties. The Company is negotiating an extension of this loan with UMTHLC with similar terms. The outstanding balance on this line of credit at December 31, 2013 and December 31, 2012 was approximately $7,577,000 and $7,562,000, respectively, and is included in the balances noted in the paragraph above.

3) CRG is a Texas corporation that is 50% owned by Todd Etter and William Lowe, partners of UMTH, which owns the Advisor.  CRG was in the business of financing home purchases and renovations by real estate investors. The Company loaned money to CRG to make loans to other borrowers. During 2006 the Company took direct assignment of the remaining loans from CRG with full recourse.

4) RAFC is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter. RAFC is in the business of financing interim loans for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors. The Company continues to directly fund obligations under one existing RAFC loan, which was collaterally assigned to the Company, but does not fund new originations. The unpaid principal balance of the loans at December 31, 2013 and 2012, was approximately $16,282,000 and $16,286,000, respectively.

5) Wonder Funding, LP (“Wonder”) is a Delaware limited partnership that is owned by Ready Mortgage Corp. (“RMC”). RMC is beneficially owned by Craig Pettit.  Wonder is in the business of financing interim loans for the purchase of land and the construction of single family homes.  The Company has ceased funding any new originations.  As of December 31, 2013, all remaining obligations owed by Wonder to the Company are included in the recourse obligations discussed below.

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

On March 30, 2006, but effective December 31, 2005, the Company and each originating company agreed to consolidate (1) all outstanding amounts owed by such originating company to the Company under the loans made by the Company to the originating company and under the deficiency notes described above and (2) the estimated maximum future liability to the Company under the recourse arrangements described above, into secured promissory notes.  Each originating company issued to the Company a secured variable amount promissory note dated December 31, 2005 (the “Secured Notes”) in the principal amounts shown below, which amounts represent all principal and accrued interest owed as of such date. The initial principal amounts are subject to increase up to the maximum amounts shown below if the Company incurs losses upon the foreclosure of loans covered by recourse arrangements with the originating company.  The Secured Notes (including related guaranties discussed below) are secured by an assignment of the distributions on the Class C and Class D units of limited partnership interest of UMT Holdings held by each originating company.

Management’s Collectability Analysis for Related Party Recourse Obligations and Deficiency Notes

Recourse Obligations and Deficiency Notes are resultant from a shortfall in the repayment of an underlying loan securing a loan to a related party or in the shortfall in repayment from a defaulted and foreclosed long-term residential mortgage purchased from a related party. In both cases, the Company has recourse to the related party for the shortfall. Unlike the original underlying loan or purchased mortgage, the related party’s recourse obligation is not secured by a lien on a real property. Recourse obligations of CRG, RAFC, SCMI and Wonder are secured by the pledge of equity interests held in UMTH. The UMTHLC deficiency note is secured by the guaranty of UMTHLC and the limited guaranty of UMTHGS including pledge of up to 33% of the advisory fee received by UMTHGS. Because the obligations are secured by third party collateral and guarantees, management conducts quarterly analysis of the integrity and value of the security for each obligation, and makes a determination of the collectability of the obligations based on the collateral value and cash flows derived from the collateral.

In making these loans, we considered a number of factors to preserve and enhance our ability to be repaid. The security for the Recourse Obligations of CRG, RAFC and SCMI consists of pledges of each related party’s respective Class C and Class D ownership units in UMTH. This collateral represents capital shares in UMTH and is eligible for, and receives, quarterly distributions from UMTH. Class C units are entitled to a total distribution of $1,000 per unit and the value of the C unit collateral is determined through multiplying the number of pledged units remaining times $1,000. Class D units are entitled to perpetual distributions and are valued using a discounted cash flow (“DCF”) model that is reviewed and updated each quarter. The integrity of the C and D unit collateral is determined by the distribution priority given to each unit by the UMTH general partner and the reliability of forecasted distributions. Security for the Recourse Obligation of Wonder consists of a limited indemnification agreement in the initial amount of $1,134,000. The table below depicts the remaining collateral value securing the Recourse Obligations at December 31, 2013.

Name	Initial principal amount	Balance at December 31, 2013	Promissory Note principal amount (2)	Units pledged as security	C Units distributed during 2013	Units remaining	Estimated Collateral Value (3)
CRG	$2,725,442	$4,504,544	$4,300,000	4,984 Class C and 2,710 Class D	142	2,399 Class C and 2,710 Class D	$4,690,000
RAFC	$3,243,369	$10,170,196	$7,100,000	11,228Class C, 6,659 Class D	516	8,694 Class C and 6,659 Class D	$10,299,000
SCMI	$3,295,422	$3,448,002	$3,488,643	4,545 Class C and 3,000 Class D	58	985 Class C and 3,000 Class D	$3,873,000
RAFC / Wonder(1)	$1,348,464	$1,971,536	$1,400,000	1,657 Class C	88	1,482 Class C	$1,482,000
Wonder Indemnification (1)	n/a	n/a	n/a	$1,134,000	-	n/a	$822,000
Totals	$10,612,697	$20,094,278	$16,288,643				$21,166,000

(1)	Wonder is collateralized by an indemnification agreement from RMC in the amount of $1,134,000, which includes the pledge of 3,870 C Units. 2,213 of the pledged C Units also cross-collateralize the RAFC obligation.
(2)	The CRG, RAFC and Wonder balances at December 31, 2013 exceeded the stated principal amount per their variable Secured Notes by approximately $205,000, $3,070,000 and $572,000, respectively. Per the terms of the Secured Notes, the unpaid principal balance may be greater or less than the initial principal amount of the note and is not considered an event of default. The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the Unpaid Principal Balance (“UPB”) than we originally anticipated and outpaced the minimum principal reductions scheduled for the loans.
(3)	Estimated collateral value reflects pledge of D units of limited partnership interest of UMTH held by WLL, Ltd., RAFC and KLA, Ltd. UMTH D units represent equity interests in UMT Holdings, LP. Pledge of the UMTH D units entitles the beneficiary to a pro-rata share of UMTH partnership D unit cash distributions

Through September 2007, the Secured Notes incurred interest at a rate of 10% per annum. The CRG, RAFC, and RAFC/Wonder Secured Notes amortize over 15 years. The SCMI Secured Note amortizes over approximately 22 years, which was the initial amortization of the deficiency notes from SCMI that were consolidated. The Secured Notes required the originating company to make monthly payments equal to the greater of (1) principal and interest amortized over 180 months and 264 months, respectively, or (2) the amount of any distributions paid to the originating company with respect to the pledged Class C units. Effective October 2007, the recourse loans were modified to accommodate the anticipated increases in principal balances throughout the remaining liquidation periods of the underlying assets, modify the amortization schedules for the period of July 2007 through June 2009, and reduce the interest rate from 10% to 6%. The above modifications have been extended through December 31, 2014. Management has accounted for these as loan modifications in the normal course of business, and not as a troubled debt restructuring, as the underlying collateral value exceeds the outstanding loan amounts, the modifications did not include an extension of the debt’s original contractual maturity or expected duration, the borrowers and guarantors have obtained third party financing at current market rates, the modified rate represents a premium over current market rates and the risk characteristics of the third party debt obtained is similar to the modifies debt. The Company expects to receive full repayment under the loan.

Cash Flow Analysis

The obligors’ ability to perform is principally dependent upon the forecasted cash distributions associated with the pledged collateral and the ability of the distributions to meet the debt service requirements under the Recourse Obligations. On a quarterly basis, the Company conducts a review of the collateral pledged by the underlying borrowers and third party guarantors in order to assess their ability to perform their obligations under the terms of the Recourse Obligations. This review includes analyzing the consolidated financial statements of UMT Holdings, L.P. including its cash flows and sources of cash flow, assets and net profits. In addition to reviewing the historical financial statements, we analyze projected future earnings and cash flows that will support distributions and validate the assumptions used to generate these projections, assessing the ability to execute on the business plan, conducting discussions with and obtaining representations from the guarantors’ management with respect to their current and projected distribution amounts. Management reviews near-term (1 year) and long-term (5 years) distribution forecasts associated with the UMTH Class C and D units, cash flow from the indemnification agreement, cash flow from UMTHGS advisory fees and cash flow to UMTHLC to determine if the forecasted cash flows are sufficient to meet the obligations. The available cash flow from UMTH, as shown in the Historical Performance table below, indicates sufficient cash flow from the guarantors to service the Recourse Obligations and the Deficiency Note. In addition to the above mentioned collateral, the Company has a guaranty limited to a maximum of $10,582,336 from UMTH of all amounts due under the Recourse Obligations. At December 31, 2013, the remaining balance of the limited guaranty was approximately $2,770,000.

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

The Secured Notes have also been guaranteed by the following entities under the arrangements described below, all of which are dated effective December 31, 2005:

-	UMT Holdings. This guaranty was limited to a maximum of $10,582,336 of all amounts due under the Secured Notes. At December 31, 2013, the remaining balance of the limited guaranty was approximately $2,770,000.
-	WLL, Ltd., a related party of CRG. This guaranty is of all amounts due under Secured Note from CRG, is non-recourse and is secured by an assignment of 2,492 Class C Units and 1,355 Class D units of limited partnership interest of UMT Holdings held by WLL, Ltd.
-	RMC. This guaranty is non-recourse, is limited to 50% of all amounts due under the Secured Note from RAFC and is secured by an assignment of 3,870 Class C units of limited partnership interest of UMT Holdings.
-	Wonder. Wonder Funding obligations are evidenced by a note from RAFC (RAFC/Wonder Note) and are secured by a pledge of a certain Indemnification Agreement given by UMTH to RAFC and assigned to UMT in the amount of $1,134,000, which amount is included in the UMTH limited guarantee referenced above.
-	SCMI. This guaranty is limited to a maximum of $2,213,000 due under the Secured Note from RAFC and is secured by an assignment of 2,213 Class C units of limited partnership interest of UMT Holdings.
-	KLA, Ltd. KLA has given the following limited guaranties: (1) Guaranty of obligations of SCMI under the First Amended and Restated Secured Variable Amount Promissory Note to the Company dated as of October 1, 2007 with a then current principal balance of $3,472,073 and is secured by an assignment of 3,000 of Guarantor’s Class D units of partnership interest in UMT Holdings, L.P. (2) Guaranty of obligations of CRG under the First Amended and Restated Secured Variable Amount Promissory Note dated as of October 1, 2007 with a then current principal balance of $4,053,799 and is secured by a pledge of 1,355 of Guarantor’s Class D units of partnership interest in UMTH.

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

Historical Performance

Management also considers historical cash flows and payment history to make an assessment of the collectability of the obligations. The table below depicts the historical cash flows for each obligor and the payment history under its obligation for the years ended December 31, 2013, 2012 and 2011. To date, the obligors have met all of their financial obligations to the Company.

	2013		2012		2011
Obligor	Cash Flow	Payments	Cash Flow	Payments	Cash Flow	Payments
UMTH (2),(3)	$15,592,306	$3,492,500	$12,842,083	$2,813,601	$3,250,783	$1,506,436
UDF I (1),(4)	$10,785,187	$-	$11,728,909	$-	$9,202,636	$-
CRG (2)	$172,884	$172,884	$171,641	$171,641	$-	$-
RAFC (2)	$589,816	$589,816	$583,796	$583,796	$-	$-
SCMI (2)	$91,833	$91,833	$390,343	$90,343	$300,000	$-
Wonder (2)	$87,957	$87,957	$86,556	$86,556	$-	$-

(1) Audited.

(2) Unaudited.

(3) Represents available cash flow for debt service and distributions. UMTH generates cash flow that is used to service the UMTHLC Deficiency Note and the Recourse obligations. Cash flow amount for 2013 is an estimate and is subject to change.

(4) Represents principal payment proceeds received by UDF I from its borrowers. These receipts are the sources used by UDF to repay its line of credit payable to the Company. Cash flow amount for 2013 is an estimate and is subject to change.

Based on its review of the quality and integrity of the security, the forecasted cash flows and the historical performance of each obligor, management has determined the cash flows of the obligor to be sufficient to meet the terms of the Recourse Obligations and Deficiency Notes.

These loans were reviewed by management and no reserves on principal amounts are deemed necessary at December 31, 2013 or 2012.

7) On June 20, 2006, the Company entered into a Second Amended and Restated Secured Line of Credit Promissory Note as modified by an amendment effective September 1, 2006 (the "Amendment") with UDF; a Nevada limited partnership that is a related party with the Company's Advisor, UMTHGS.  The Amendment increased an existing revolving line of credit facility ("Loan") to $45 million. The purpose of the Loan is to finance UDF's loans and investments in real estate development projects. On July 29, 2009, our trustees approved an amendment to increase the revolving line of credit facility to an amount not to exceed $60,000,000. Effective December 31, 2010, the loan was extended for a period of one year and the loan amount was increased from $60,000,000 to $75,000,000.

The Loan is secured by the pledge of all of UDF's land development loans and equity investments pursuant to the First Amended and Restated Security Agreement dated as of September 30, 2004, executed by UDF in favor of UMT (the “Security Agreement”).  Those UDF loans may be first lien loans or subordinate loans.

The Loan interest rate is the lower of 15% or the highest rate allowed by law, further adjusted with the addition of a credit enhancement to a minimum of 14%.  Effective October 1, 2013, the loan was extended to December 31, 2014 and the base interest rate was decreased to a rate of 9.25%.

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

On September 19, 2008, UMT entered into an Economic Interest Participation Agreement with UDF III pursuant to which UDF III purchased (i) an economic interest in the $45,000,000 revolving credit facility (“Loan”) from UMT to UDF I and (ii) a purchase option to acquire a full ownership participation interest in the Loan (the “Option”). On July 29, 2009, our trustees approved an amendment to increase the revolving line of credit facility to an amount not to exceed $60,000,000. Effective December 31, 2010, the loan was extended for a period of one year and the loan amount was increased from $60,000,000 to $75,000,000. Effective December 31, 2012, the loan was extended for a period of one year and matures on December 31, 2013, and the loan amount was increased from $75,000,000 to $82,000,000. Effective October 1, 2013, the loan was extended through December 31, 2014.

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

The Option gives UDF III the right to convert its economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Loan and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while UDF III owns an economic interest in the UMT Loan.  If UDF III exercises its Option and acquires a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UDF III and UMT will participate in the control and management of the UMT Loan. At December 31, 2013 and 2012 UDF III had outstanding approximately $78,575,000 and $81,385,000, respectively, to UDF under this agreement of which approximately $70,835,000 and $74,699,000 were outstanding under the Economic Interest Participation Agreement at December 31, 2013 and 2012, respectively.

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

The following table summarizes the lines of credit receivable, related parties, as of December 31, 2013 and 2012:

	2013	2012	2011
UDF I	$7,739,000	$6,686,000	$5,863,000
UDF I (UDF III Economic Interest Participation Agreement)	70,835,000	74,700,000	65,504,000
UMTH LC	7,577,000	7,561,000	6,990,000
Balance, end of year	$86,151,000	$88,947,000	$78,357,000

8) Loans made to related parties of the Advisor. Below is a table of the aggregate principal amount of mortgages funded each year indicated, from the companies which are related parties with the Advisor, and named in the table and aggregate amount of draws made by UDF under the line of credit, during the three years indicated:

Related Party Company	2013	2012	2011
RAFC	$-	$-	$1,000
UMTHLC	$15,000	$587,000	$947,000
UDF	$1,053,000	$823,000	$720,000

9) As of August 1, 2006, (now subject to an Advisory Agreement effective January 1, 2013) the Company entered into an Advisory Agreement with UMTHGS. Under the terms of the agreement, UMTHGS is paid a monthly trust administration fee. The fee is calculated monthly depending on the Company’s annual distribution rate, ranging from 1/12th of 1% up to 1/12th of 2% of the amount of average invested assets per month, however, our Advisor has limited the annual trust administration fee to the lesser of i) 1% of our average invested assets, or ii) $1,000,000.  During 2013, 2012, and 2011 the expenses for the Company’s Advisor were approximately $1,000,000, respectively, and actual payments made were approximately $1,125,000, $731,000, and $1,808,000, respectively. The Advisor and its related parties are also entitled to reimbursement of costs of goods, materials and services obtained from non-related third parties for the Company’s benefit, except for note servicing and for travel and expenses incurred in connection with efforts to acquire investments for the Company or to dispose of any of its investments. The Company paid the Advisor $76,000 as reimbursement for costs associated with providing shareholder relations activities during 2013, 2012, and 2011.

The agreement also provides for a subordinated incentive fee equal to 25% of the amount by which the Company’s net income for a year exceeds a 10% per annum non-compounded cumulative return on its adjusted contributions. No incentive fee was paid during 2013 or 2012. In addition, for each year in which it receives a subordinated incentive fee, the Advisor will receive a 5-year option to purchase 10,000 Shares at a price of $20.00 per share (not to exceed 50,000 shares). As of December 31, 2013 and 2012, the Advisor has not received options to purchase shares under this arrangement.

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

The Advisory Agreement also provides for the Company to pay to the Advisor, or a related party of the Advisor, a debt placement fee.  The Company may engage the Advisor, or a related party of the Advisor, to negotiate lines of credit on behalf of the Company.  UMT shall pay a negotiated fee, not to exceed 1% of the amount of the line of credit secured, upon successful placement of the line of credit. The Company paid debt placement fees of approximately $43,000 and $50,000 in June and October 2011 and $150,000 in August 2013, respectively, to a related party of the Advisor. These fees are amortized monthly, as an adjustment to interest expense, over the term of the credit facility agreements described in Note D. The Company amortized (expensed) approximately $52,000 and $42,000 of these fees in 2013 and 2012, respectively.

10) The Company pays loan servicing fees to PSC, a subsidiary of UMTH, under the terms of a Mortgage Servicing Agreement. The Company paid loan servicing fees of approximately $5,000, $19,000, and $21,000 during 2013, 2012, and 2011, respectively.

11) The Company pays “guarantee” credit enhancement fees to UDF III, related party of PSC and UDF, as specified under the terms of the UDF Guarantee agreement. In 2013, 2012, and 2011, the Company made cash payments in the amount of $78,000, $66,000, and $64,000as compensation of said guarantee fees. In 2013, 2012 and 2011, the related credit enhancement expenses were $77,000, $109,000, and $80,000, respectively.

12) Related parties United Development Funding Land Opportunity Fund, L.P., a Delaware limited partnership, (“UDF LOF”), UDF IV and UDF X, are reimbursed for their degree of invested “participatory” interest in the Company’s construction loans, the degree of invested interest is not to succeed $2,000,000. The Company made payments of such participation interest, as a net amount against the construction loan interest, in 2013, 2012, and 2011, in the amounts of $791,000, $1,719,000, and $979,000, respectively.

13) The Company pays UMTH LD, administrative and origination fees, for the construction loans in which UDF related parties take an invested interest in. The fees are withheld from construction draws funded to the borrower, and are in turn paid directly to UMTH LD. In 2013, 2012, and 2011, payments were made for the above administrative and origination fees in the amounts of $201,000, $161,000, and $130,000, respectively.

The chart below summarizes the approximate payments associated with related parties for the twelve months ended December 31, 2013, 2012 and 2011:

Related Party Payments:
		For Twelve Months Ended
Payee	Purpose	December 31, 2013		December 31, 2012		December 31, 2011
UMTHGS	Trust administration fees	$1,125,000	93%	$731,000	91%	$1,808,000	96%
UMTHGS	General & administrative - Shareholder Relations	86,000	7%	76,000	9%	76,000	4%
UMTHGS	General & administrative –Misc.	-	0%	-	0%	3,000	0%
		$1,211,000	100%	$807,000	100%	$1,887,000	100%

PSC	Loan Servicing Fee	$5,000	100%	$19,000	100%	$21,000	78%
PSC	General & Administrative – Misc.	-	0%	-	0%	6,000	22%
		$2,000	100%	$19,000	100%	$27,000	100%

UMTH	Debt Placement Fees	150,000	100%	-	-	93,000	100%

UDF III	Credit Enhancement Fees	78,000	100%	66,000	100%	64,000	100%

UDF LOF	Participation Interest Paid	-	-	-	-	313,000	100%

UDF IV	Participation Interest Paid	791,000	100%	1,696,000	100%	540,000	100%

UDF X	Participation Interest Paid	-	-	23,000	100%	126,000	100%

UMTH LD	Admin and Origination Fees Paid	201,000	100%	161,000	100%	130,000	100%

The chart below summarizes the approximate expenses associated with related parties for the twelve months ended December 31, 2013, 2012 and 2011:

Related Party Expenses:
		For Twelve Months Ended
Payee	Purpose	December 31, 2013		December 31, 2012		December 31, 2011
UMTHGS	Trust administration fees	$1,000,000	93%	$1,000,000	93%	$1,000,000	93%
UMTHGS	General & administrative - Shareholder Relations	76,000	7%	76,000	7%	76,000	7%
UMTHGS	General & administrative –Misc.	1,000	0%	2,000	0%	3,000	0%
		$1,077,000	100%	$1,078,000	100%	$1,079,000	100%

PSC	Loan Servicing Fee	$5,000	100%	$19,000	100%	$21,000	75%
PSC	General & Administrative – Misc.	-	-	-	-	7,000	25%
		$5,000	100%	$19,000	100%	$28,000	100%

UMTH	Debt Placement Fees	52,000	100%	42,000	100%	25,000	100%

UDF III	Credit Enhancement Fees	77,000	100%	109,000	100%	80,000	100%

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Whitley Penn LLP has served as the Company’s independent registered public accounting firm since July 2002.  The Board of Trustees approves all audit, non-audit, tax and other fees payable to the Company’s auditors.

The following table reflects fees incurred to Whitley Penn LLP for services rendered to the Company in 2013, 2012 and 2011:

Nature of Service	2013	2012	2011	Purpose
Audit fees	$197,000	$204,000	$144,500	For audit of the Company’s annual financial statements, review of Quarterly financial statements included in the Company’s Forms 10-Q and review of other SEC filings
Tax fees	$10,300	$11,500	$9,500	For preparation of tax returns and tax compliance
All other fees	—	—	—

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

(3) Exhibits. See the Exhibit Index following this Annual Report for a list of the exhibits that are filed as part of this report.

(b) See Item 15(a)(3)

(c) Separate Financial Statements of related parties. See Exhibit Index. Financial statements of UMT Holdings, L.P. (exhibit 99.1) and financial statements of United Development Funding, L.P. (exhibit 99.2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2014.

UNITED MORTGAGE TRUST

By:	/S/STUART DUCOTE
Stuart Ducote, President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/CHUCK GILLIS	Independent Trustee	March 31, 2014
Chuck Gillis

/S/MICHELE A. CADWELL	Independent Trustee	March 31, 2014
Michele A. Cadwell

/S/PHILLIP K. MARSHALL	Independent Trustee	March 31, 2014
Phillip K. Marshall

/S/ROGER C. WADSWORTH	Independent Trustee	March 31, 2014
Roger C. Wadsworth

/S/LESLIE WYLIE	Independent Trustee	March 31, 2014
Leslie Wylie

Exhibit Number	Description
3.1	Form of Second Amended and Restated Declaration of Trust	*
3.2	Bylaws of the Company	*
4.1	Form of certificate representing the shares [of common stock/beneficial interest]	*
4.2	Dividend Reinvestment Plan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 19, 2009).	**
4.3	Description of Share Repurchase Program (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 19, 2009)	**
4.4	Amended Share Redemption Plan and Dividend Reinvestment Plan (filed as Exhibit 99.1 to Form 8-K filed June 1, 2010 and incorporated herein by reference)
10.1	Advisory Agreement dated August 14, 2006 between the Company and UMTH General Services, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed August 16, 2006)
10.5	Form of Mortgage Servicing Agreement between the Company and South Central Mortgage, Inc., at a later date assigned to Prospect Service Corp.	*
10.8	Fourth Amendment to Revolving Loan Agreement dated November 8, 2004 between the Company and Texas Capital Bank, N.A. together with Promissory Note and Amended and Restated Guaranty (incorporated by reference from the Company’s Current Report on Form 8-K/A filed August 2, 2006.)
10.9	Second Amended Secured Line of Credit Promissory Note and Security Agreement between the Company and United Development Funding, L.P. dated June 20, 2006 (incorporated by reference from the Company’s Current Report on Form 8-K filed June 21, 2006)
10.10	Subordination Agreement between the Company and Textron Financial Corporation dated as of June 14, 2006 incorporated by Reference from the Company’s Current Report on Form 8-K filed June 21, 2006)
10.11	Secured Variable Amount Promissory Note dated December 31, 2005 issued by Capital Reserve Group, Inc. (incorporated by reference from the Company’s Current Report on Form 10-K filed March 31, 2006)
10.12	Secured Variable Amount Promissory Note dated December 31, 2005 issued by South Central Mortgage, Inc. (incorporated by reference from the Company’s Current Report on Form 10-K filed March 31, 2006)
10.13	Secured Variable Amount Promissory Note dated December 31, 2005 issued by Ready America Funding Corp. (incorporated by reference from the Company’s Current Report on Form 10-K filed March 31, 2006)
10.14	Form of Assignment of Limited Partnership Interest as Collateral Dated December 31, 2005 between the Company and Capital Reserve Group, Inc., South Central Mortgage, Inc., Ready America Funding Corp. and WLL, L.P. (incorporated by reference from the Company’s Current Report on Form 10-K filed March 31, 2006)
10.15	Guaranty dated December 31, 2005 between the Company and Ready Mortgage Corp. (incorporated by reference from the Company’s Current Report on Form 10-K filed March 31, 2006)
10.16	Guaranty dated December 31, 2005 between the Company and WLL, L.P. (incorporated by reference from the Company’s Current Report on Form 10-K filed March 31, 2006)
10.17	Guaranty dated December 31, 2005 between the Company and UMT Holdings, L.P. (incorporated by reference from the Company’s Current Report on Form 10-K filed March 31, 2006)
10.18	Intercreditor and Subordination Agreement dated December 31, 2005 between the Company and UMT Holdings, L.P. (incorporated by reference from the Company’s Current Report on Form 10-K filed March 31, 2006)
21.1	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
23.2	Consent of Independent Registered Public Accounting Firm relating to the financial statements of UMT Holdings, L.P. (filed herewith)
23.3	Consent of Independent Registered Public Accounting Firm relating to the financial statements of United Development Funding, L.P. (filed herewith)
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith)
99.1	Financial Statements of UMT Holdings, L.P.
99.2	Financial Statements of United Development Funding, L.P.

101.INS**	XBRL Instance Document (furnished herewith)
101.SCH**	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

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

