Form 10-Q
period 2014-03-31
UNITED MORTGAGE TRUST
filed 2014-05-15
CIK 101390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the Registrant’s shares of beneficial interest, par value $0.01 per share, as of the close of business on May 15, 2014 was 6,433,908.

UNITED MORTGAGE TRUST

INDEX

PART I - FINANCIAL INFORMATION

UNITED MORTGAGE TRUST

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$488,501	$1,108,300

Mortgage Investments:
Investment in trust receivable	622,342	653,736
Investment in residential mortgages	111,249	65,335
Interim mortgages, related party	16,098,574	16,282,339
Allowance for loan losses	(129,878)	(128,053)
Total mortgage investments	16,702,287	16,873,357

Lines of credit receivable, related parties	86,151,485	86,151,485
Lines of credit receivable	9,755,248	8,961,704
Accrued interest receivable	1,946,016	1,882,012
Accrued interest receivable, related parties	13,598,606	10,968,042
Reserves – accrued interest receivable	(4,050,978)	(3,693,244)
Recourse obligations, related parties	20,248,348	20,094,279
Real estate owned, net	4,845,798	5,287,857
Deficiency notes	4,976,199	4,976,199
Deficiency notes, related parties	29,175,409	29,295,567
Allowance for loan losses – deficiency notes	(1,921,306)	(1,736,306)
Other assets	571,467	1,959,363

Total assets	$182,487,080	$182,128,615

Liabilities and Shareholders’ Equity
Liabilities:
Dividends payable	$311,000	$311,000
Lines of credit payable	7,998,441	7,682,920
Accounts payable and accrued liabilities	559,271	820,321
Accounts payable and accrued liabilities, related parties	2,888,420	1,939,695
Participation payable, related parties	70,835,104	70,835,104
Notes payable	6,380,656	6,190,656
Total liabilities	88,972,892	87,779,696

Commitments and contingencies
Shareholders’ equity
Shares of beneficial interest; $.01 par value; 100,000,000 share authorized; 8,364,250 and 8,360,463 share issued in 2014 and 2013, respectively; and 6,435,945 and 6,436,767 outstanding in 2014 and 2013, respectively	83,643	83,605
Additional paid-in capital	147,804,188	147,748,315
Cumulative distributions in excess of earnings	(17,233,937)	(16,411,341)
	130,653,894	131,420,579
Less treasury stock of 1,928,305 and 1,923,695 shares in 2014 and 2013, respectively, at cost	(37,139,706)	(37,071,660)
Total shareholders’ equity	93,514,188	94,348,919

Total liabilities and shareholders’ equity	$182,487,080	$182,128,615

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Interest Income:
Interest on loans – related parties	$854,384	$1,110,550
Interest on loans	353,796	227,745
Total interest income	1,208,180	1,338,295

Interest Expense:
Long term debt – related parties	41,960	28,284
Long term debt	255,268	166,767
Total interest expense	297,228	195,051
Net interest income	910,952	1,143,244

Provision for loan losses	475,842	520,083
Net interest income after provision for loan losses	435,110	623,161

Noninterest Expense:
Trust administration fee – related parties	250,000	250,000
Loan servicing fee – related arties	146	1,703
General and administrative – related parties	21,876	19,032
General and administrative	52,958	269,854
Total noninterest expense	324,980	540,589

Net income	$110,130	$82,572

Net income per share of beneficial interest	$0.02	$0.01

Weighted average shares outstanding	6,436,065	6,438,493

Distributions per weighted average shares outstanding	$0.14	$0.14

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating Activities
Net income	$110,130	$82,572
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	475,842	520,083
Depreciation and amortization	4,125	7,950
Changes in assets and liabilities:
Accrued interest receivable, net	(15,046)	88,596
Accrued interest receivable, related parties	(706,165)	(520,762)
Other assets	1,383,771	42,454
Accounts payable and accrued liabilities	(261,050)	(171,197)
Accounts payable and accrued liabilities, related parties	33,500	(213,983)
Net cash provided by (used in) operating activities	1,025,107	(164,287)

Investing Activities
Principal receipts on trust receivables	31,394	31,121
Principal receipts on residential mortgages	1,835	1,883,422
Principal receipts on interim mortgages and deficiency notes	1,825	-
Principal receipts on interim mortgages and deficiency notes, related parties	152,011	359,062
Investments in recourse obligations, related parties	(2,157)	(269)
Principal receipts from recourse obligation, related parties	-	53,483
Principal investments in lines of credit receivable, related parties, net	-	(5,000)
Principal receipts from investments in lines of credit receivable, net	(1,493,941)	(2,230,956)
Investments in real estate owned	-	(11,225)
Proceeds from sale of real estate owned	103,467	261,350
Net cash (used in) provided by investing activities	(1,205,566)	340,988

Financing Activities
Proceeds from issuance of shares of beneficial interest	55,911	57,813
Net borrowings on lines of credit payable	315,521	316,828
Proceeds from notes payable	190,000	1,420,000
Principal payments on notes payable	-	(275,065)
Purchase of treasury stock	(68,046)	(88,500)
Dividends	(932,726)	(933,123)
Net cash (used in) provided by financing activities	(439,340)	497,953

Net (decrease) increase in cash and cash equivalents	(619,799)	674,654
Cash and cash equivalents at beginning of period	1,108,300	236,213
Cash and cash equivalents at end of period	$488,501	$910,867

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$216,013	$149,808
Supplemental Disclosure of Noncash Activity:
Transfers of loans to foreclosed properties or recourse obligations	$-	$308,132
Increase (decrease) trust receivables	$-	$(111,176)
Increase (decrease) residential mortgages	$47,749	$(47,749)
(Increase) decrease participation receivable, related parties	$-	$(26,440)
Increase (decrease) participation payable, related parties	$-	$26,440
(Increase) decrease participation accrued interest receivable, related parties	$(1,615,623)	$(2,578,681)
Increase (decrease) participation accrued interest payable, related parties	$1,615,623	$2,578,681
(Increase) decrease in accrued interest receivable, related parties	$-	$83,732
(Increase) decrease interim mortgages and deficiency notes, related parties	$317,754	$(1,235,315)
(Increase) decrease interim mortgages and deficiency notes, related parties	$-	$(47,988)
(Increase) decrease recourse notes, related parties	$(151,912)	$-
Increase (decrease) in real estate owned	$(213,592)	$1,050,363

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of Business

United Mortgage Trust (the “Company”) is a Maryland real estate investment trust that qualifies as a real estate investment trust (a “REIT”) under federal income tax laws. The Company’s principal investment objectives are to invest proceeds from our dividend reinvestment plan, financing proceeds, proceeds from the repayment of our loans, capital transaction proceeds and retained earnings in the following types of investments: (i) lines of credit and secured loans for the acquisition and development of single-family home lots, referred to as “Land Development Loans;” (ii) lines of credit and loans secured by developed single-family lots, referred to as “Finished Lot Loans;” (iii) lines of credit and loans secured by completed model homes, referred to as “Model Home Loans;” (iv) loans provided to entities that have recently filed for bankruptcy protection under Chapter 11 of the U.S. bankruptcy code, secured by a priority lien over pre-bankruptcy secured creditors, referred to as “Debtor in Possession Loans;” (v) lines of credit and loans, with terms of 18 months or less, secured by single family lots and homes constructed thereon, referred to as “Construction Loans;” (vi) to provide credit enhancements to real estate developers, homebuilders, land bankers and other real estate investors who acquire real property, subdivide real property into single-family residential lots, acquire finished lots and/or build homes on such lots referred to as “Credit Enhancements;” (vii) discounted cash flows secured by assessments levied on real property; and (viii) senior or subordinate securities backed by finished lot loans and/or development loans referred to as “Securitizations.” We collectively refer to the above listed loans as “Mortgage Investments.” Additionally, our portfolio includes obligations of affiliates of our Advisor, which we refer to as “recourse loans” and “deficiency notes.”

The Company has no employees. The Company pays a monthly trust administration fee to UMTH General Services, L.P. (“UMTHGS” or “Advisor”), a subsidiary of UMT Holdings, L.P. (“UMTH”), a Delaware real estate finance company and affiliate, for the services relating to its daily operations. The Company’s offices are located in Grapevine, Texas.

2.	Basis of Presentation

The Company follows the accounting for subsidiaries as set forth in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 810 Consolidations. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, in which the Company has a controlling financial interest: UMT Home Finance, L.P. (“UMT HF”), UMT Home Finance II, L.P. (“UMT HF II”), UMT Home Finance III, L.P. (“UMT HF III”), UMT United Residential Home Finance, L.P. (“UMT URHF”), UMT LT Trust, UMT Properties, LP and UMT 15th Street, LP. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X adopted by the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2013, included in our Annual Report on Form 10-K filed with the SEC on March 31, 2014. Operating results for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. Certain prior period amounts have been reclassified to conform to current period presentation.

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

As of March 31 2014, the Company had two deficiency notes with non-related parties in the total amount of approximately $4,976,000. One note in the amount of approximately $1,725,000 bears interest at a rate of 14% per annum. The second note is in the amount of approximately $3,251,000 with a loss reserve of approximately $1,921,000. The Company does not accrue interest on this note as the underlying collateral value approximates the note balance, net of reserves.

As of December 31, 2013, the Company had two deficiency notes with non-related parties in the aggregate amount of approximately $4,976,000. One note in the amount of approximately $1,725,000 bears interest at a rate of 14% per annum. The second note is in the amount of approximately $3,251,000 with a reserve of approximately $1,736,000. The Company does not accrue interest on this note as the underlying collateral value approximates the note balance, net of reserves.

As of December 31, 2007, UMTHLC issued to the Company a variable amount promissory note in the amount of $5,100,000 to evidence its deficiency obligations to the Company.  The initial principal amount of the note was approximately $1,848,000. The principal balance as of March 31, 2014 and December 31, 2013 was approximately $29,175,000 and $29,296,000, respectively. The principal balance will fluctuate from time to time based on the underlying loan activity and the amount of deficiencies realized by the related party.   The note bears interest at 6% and requires quarterly principal and interest payments based on a ten-year (10) amortization for the outstanding principal balance.  The Company is negotiating an extension of this loan with UMTHLC with similar terms. The note is secured by a limited guaranty by UMTHGS, the Advisor, equal to a monthly amount not to exceed 33% of the advisory fee received by UMTHGS under the terms of its Advisory Agreement with the Company.

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

2) UMTHLC is a Delaware limited partnership, and subsidiary of UMTH.  The Company has loaned money to UMTHLC to make loans to its borrowers. The loans are collaterally assigned to the Company as security for the promissory note between UMTHLC and the Company. On March 26, 2009, the Company executed a secured line of credit promissory note with UMTHLC in the amount of $8,000,000. The note bears interest at 12.50% per annum, matured on September 26, 2012 and is secured by first lien mortgage interests in single family residential properties. The Company is negotiating a further extension of this loan with UMTHLC on similar terms. The outstanding balance on this line of credit at March 31, 2014 and December 31, 2013 was approximately $7,577,000 for both periods, respectively.

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

4) RAFC is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter. RAFC is in the business of financing interim loans for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors. The Company continues to directly fund obligations under one existing RAFC loan, which was collaterally assigned to the Company, but does not fund new originations and the Company is in the process of foreclosing on the collateral in California. The unpaid principal balance of the loans at March 31, 2014 and December 31, 2013 was approximately $16,099,000 and $16,282,000, respectively.

5) Wonder Funding, LP (“Wonder”) is a Delaware limited partnership that is owned by RMC. RMC is beneficially owned by Craig Pettit, a partner of UMTH and the sole proprietor of two companies that own 50% of RAFC. Wonder is in the business of financing interim loans for the purchase of land and the construction of single family homes and the purchase and renovation of single family homes. The Company has ceased funding any new originations. As of March 31, 2014 and December 31, 2013, respectively, all remaining obligations owed by Wonder to the Company are included in the recourse obligations discussed below.

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

Name	Initial principal amount	Balance at March 31, 2014	Promissory Note principal amount (2)	Units/ indemnification pledged as security	C Units distributed during 2014	Units/ indemnification remaining	Estimated Collateral Value (3)
CRG	$2,725,442	$4,504,544	$4,300,000	4,984 Class C and 2,710 Class D	-	2,399 Class C and 2,710 Class D	$4,786,000
RAFC	$3,243,369	$10,324,266	$7,100,000	11,228 Class C & 6,659 Class D	-	8,694 Class C & 6,659 Class D	$10,465,000
SCMI	$3,295,422	$3,448,002	$3,488,643	4,545 Class C and 3,000 Class D	-	985 Class C and 3,000 Class D	$3,872,481
RAFC / Wonder(1)	$1,348,464	$1,971,536	$1,400,000	1,657 Class C	-	1,482 Class C	$1,482,000
Wonder Indemnification (1)	n/a	n/a	n/a	$1,134,000	-	n/a	$822,000
Totals	$10,612,697	$20,248,348	$16,288,643				$21,427,000

(1)	Wonder is collateralized by an indemnification agreement from RMC in the original amount of $1,134,000, of which $822,000 remains, and the pledge of 3,870 C Units. 2,213 of the pledged C Units also cross-collateralize the RAFC obligation.
(2)	The CRG, RAFC and Wonder balances at March 31, 2014 exceeded the stated principal amount per their variable Secured Notes by approximately $205,000, $3,224,000 and $572,000, respectively. Per the terms of the Secured Notes, the unpaid principal balance may be greater or less than the initial principal amount of the note and is not considered an event of default. The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the Unpaid Principal Balance (“UPB”) than we originally anticipated and outpaced the minimum principal reductions scheduled for the loans.
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

These loans were reviewed by management and no loss reserves on principal amounts are deemed necessary at March 31, 2014.

7) On June 20, 2006, the Company entered into a Second Amended and Restated Secured Line of Credit Promissory Note as modified by an amendment effective September 1, 2006 - (the "Amendment") with UDF, a Delaware limited partnership that is affiliated with the Company's Advisor, UMTHGS.  The Amendment increased an existing revolving line of credit facility ("Loan") to $45,000,000. The purpose of the Loan is to finance UDF's loans and investments in real estate development projects. On July 29, 2009, our trustees approved an amendment to increase the revolving line of credit facility to an amount not to exceed $60,000,000. Effective December 31, 2010, the loan was extended for a period of one year and the loan amount was increased from $60,000,000 to $75,000,000. Effective December 31, 2012, the loan was extended for a second time for a period of one year and the loan amount was increased from $75,000,000 to $82,000,000. Effective October 1, 2013 the loan was extended for a period of one year and matures on December 31, 2014.

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

On September 19, 2008, UMT entered into an Economic Interest Participation Agreement with UDF III pursuant to which UDF III purchased (i) an economic interest in the $45,000,000 revolving credit facility (“Loan”) from UMT to UDF I and (ii) a purchase option to acquire a full ownership participation interest in the Loan (the “Option”).  On July 29, 2009, our trustees approved an amendment to increase the revolving line of credit facility to an amount not to exceed $60,000,000. Effective December 31, 2010, the loan was extended for a period of one year and the loan amount was increased from $60,000,000 to $75,000,000. Effective December 31, 2012, the loan was extended for a second time for a period of one year and the loan amount was increased from $75,000,000 to $82,000,000. Effective October 1, 2013, the loan was extended to December 31, 2014.

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

The Option gives UDF III the right to convert its economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Loan and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while UDF III owns an economic interest in the UMT Loan.  If UDF III exercises its Option and acquires a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UDF III and UMT will participate in the control and management of the UMT Loan. UDF III had funded approximately $70,835,000 to UDF under the Economic Interest Participation Agreement at both March 31, 2014 and December 31, 2013. UMT had funded approximately $7,739,000 to UDF under this agreement at both March 31, 2014 and December 31, 2013.

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

The following table summarizes the related party lines of credit receivable as of March 31, 2014 and December 31, 2013:

	2014	2013
UDF I	$7,739,000	$7,739,000
UDF III Economic Interest Participation Agreement	70,835,000	70,835,000
UMTH LC	7,577,000	7,577,000
Balance, end of period	$86,151,000	$86,151,000

8) Loans made to related parties of the Advisor. Below is a table of the aggregate principal amount of mortgages funded during the quarters ended March 31, 2014 and 2013, respectively, to the companies affiliated with the Advisor, and named in the table and the aggregate amount of draws made by UMTHLC under the line of credit, during the three quarters indicated:

Related Party Company	2014	2013
RAFC	-	-
UMTHLC	-	$15,000
UDF	-	-

9) As of August 1, 2006, (now subject to an Advisory Agreement effective January 1, 2009) the Company entered into an Advisory Agreement with UMTHGS. Under the terms of the agreement, UMTHGS is paid a monthly trust administration fee. The fee is calculated monthly depending on the Company’s annual distribution rate, ranging from 1/12th of 1% up to 1/12th of 2% of the amount of average invested assets per month. During the three months ended March 31, 2014 and March 31, 2013, the expenses for the Company’s Advisor were approximately $250,000 for both periods, respectively, and actual payments were approximately, $250,000, and $319,000, respectively. The Advisor and its related parties are also entitled to reimbursement of costs of goods, materials and services obtained from non-related third parties for the Company’s benefit, except for note servicing and for travel and expenses incurred in connection with efforts to acquire investments for the Company or to dispose of any of its investments. The Company paid the Advisor approximately $34,000 and $19,000, during the three months ending March 31, 2014 and March 31, 2013, and expensed approximately $19,000 in both the three months ending March 31, 2014 and March 31, 2013, associated with providing shareholder relations activities.

The agreement also provides for a subordinated incentive fee equal to 25% of the amount by which the Company’s net income for a year exceeds a 10% per annum non-compounded cumulative return on its adjusted contributions. No incentive fee was paid during 2014 or 2013. In addition, for each year in which it receives a subordinated incentive fee, the Advisor will receive a 5-year option to purchase 10,000 Shares at a price of $20.00 per share (not to exceed 50,000 shares). As of March 31, 2014, the Advisor has not received options to purchase shares under this arrangement.

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

The Advisory Agreement also provides for the Company to pay to the Advisor, or a related party of the Advisor, a debt placement fee.  The Company may engage the Advisor, or an Affiliate of the Advisor, to negotiate lines of credit on behalf of the Company.  UMT shall pay a negotiated fee, not to exceed 1% of the amount of the line of credit secured, upon successful placement of the line of credit. The Company paid no debt placement fees during the three months ended March 31, 2014 and March 31, 2013, respectively, and expensed approximately $20,000 and $8,000, during the three months ending March 31, 2014 and March 31, 2013, respectively. These fees are amortized monthly, as an adjustment to interest expense, over the term of the credit facility agreements described in Note 6.

10) The Company pays loan servicing fees to PSC, a subsidiary of UMTH, under the terms of a Mortgage Servicing Agreement. The Company paid no loan servicing fees in the three month period ended March 31, 2014 and paid loan servicing fees of approximately $2,000 in the three month period ending March 31, 2013.

11) The Company pays “guarantee” credit enhancement fees to UDF III, as specified under the terms of the UDF Guarantee agreement. In the three months ending March 31, 2014 and March 31, 2013 the credit enhancement expenses were approximately $22,000 and $20,000, and the Company paid approximately $18,000, and $21,000 in the three months ending March 31, 2014 and March 31, 2013, respectively.

12) Affiliates of the Company, UDF LOF, UDF IV and UDF X, are reimbursed for their degree of invested “participatory” interest in the Company’s construction loans, the degree of invested interest is not to exceed $2,000,000. The Company made payments of such participation interest, as a net amount against the construction loan interest, in the three months ended March 31, 2014 and March 31, 2013 of approximately $1,058,000 and $342,000, respectively.

13) The Company pays UMTH LD administrative and origination fees for the construction loans in which UDF affiliates take an invested interest in. The fees are withheld from construction draws funded to the borrower and are in turn paid directly to UMTH LD. In the three months ended March 31, 2014 and March 31, 2013, payments were made for the above administrative and origination fees of approximately $92,000, and $91,000, respectively.

The table below summarizes the approximate payments associated with related parties for the three months ended March 31, 2014 and 2013:

Related Party Payments:
		For Three Months Ended
Payee	Purpose	March 31, 2014		March 31, 2013
UMTHGS	Trust administration fees	$250,000	88%	$319,000	94%
UMTHGS	General & administrative - shareholder relations	34,000	12%	19,000	6%
		$284,000	100%	$338,000	100%

PSC	Loan servicing fee	$-	-	$2,000	100%

UDF III	Credit enhancement fees	$18,000	100%	$21,000	100%

UDF IV	Participation Interest Paid	$1,058,000	100%	$342,000	100%

UMTH LD	Admin and origination fees paid	$92,000	100%	$91,000	100%

The table below summarizes the approximate expenses associated with related parties for the three months ended March 31, 2014 and 2013:

Related Party Expenses:
		For Three Months Ended
Payee	Purpose	March 31, 2014		March, 31, 2013
UMTHGS	Trust administration fees	$250,000	93%	$250,000	93%
UMTHGS	General & administrative - shareholder relations	19,000	7%	19,000	7%
		$269,000	100%	$269,000	100%

PSC	Loan servicing fee	$-	-	$2,000	100%
PSC	General & administrative – Misc	$3,000	100%	-	-
		$3,000	100%	$2,000	100%

UMTH	Debt placement fees	$20,000	100%	$8,000	100%

UDF III	Credit enhancement fees	$22,000	100%	$20,000	100%

5.	Fair Value of Financial Instruments

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

In August 2009, the Company entered into a term line of credit facility with a bank for $5,000,000. The line of credit bears interest at prime plus one percent, with a floor of 5.50% and requires monthly interest payments. Principal and all unpaid interest was due at maturity, August 29, 2012. Effective September 2012, the line was renewed under the same terms and matures on September 5, 2015. All other terms remain the same. The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit. The outstanding balance on this line of credit was approximately $5,000,000 and $4,376,000 at March 31, 2014 and December 31, 2013, respectively.

On May 27, 2011, the Company entered into a revolving line of credit facility with a bank for $4,300,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is May 27, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at March 31, 2014 and December 31, 2013 was approximately $994,000, and $1,593,000, respectively.

On October 26, 2011, the Company entered into a term line of credit facility with a bank for $5,000,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is October 26, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at March 31, 2014 and December 31, 2013, was approximately $837,000, and $546,000, respectively.

On July 22, 2013, the Company entered into a revolving line of credit facility with a bank for $15,000,000. The loan bears interest at prime plus one percent, with a floor of 4.75%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is July 22, 2016. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at March 31, 2014 and December 31, 2013 was approximately $1,167,000.

The Company was in compliance with all of its debt covenants as of March 31, 2014 and December 31, 2013.

7.	Notes Payable

On April 21, 2010, the Company entered into a term loan credit facility with a bank for $1,600,000. The loan bears interest at prime plus one percent, with a floor of 7.0%, and requires monthly interest payments. Principal and all unpaid interest were due at maturity which was October 21, 2012. The term loan credit facility was extended effective December 21, 2012 with an amended maturity date of December 19, 2013, and an interest rate reduction from 7.0% to 5.5%. Effective February 19, 2013, the maturity date was extended to December 18, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at both March 31, 2014 and December 31, 2013, was approximately $567,000.

On January 27, 2011, the Company initiated a private offering of Secured Subordinated Notes (“Notes,” to accredited investors “Note Holders”). The Notes are being offered through a wholly-owned subsidiary, UMT Home Finance II, L.P. (“HF II”). HF II is a Delaware limited partnership that was formed on November 29, 2010 as a Special Purpose Entity, for the purpose of originating and holding loans made to fund the acquisition of finished lots and the construction of single-family homes on the subject lots (“Loans”). HF II will issue up to $5 million in 7.5% Notes. The Notes will be secured by an undivided security interest on the pool of loans owned by HF II. The offering of the Notes is not registered under the Securities Act, in reliance upon the exemption from registration for non-public offerings provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. As of March 31, 2014 and December 2013, approximately $4,275,000 was outstanding and approximately $100,000, $200,000, $265,000, $200,000, $187,500, $100,000, $2,347,500, $50,000, $175,000, $500,000, $100,000 and $50,000 matures on March 2016, April 2016, February 2017, March 2017, October 2017, November 2017, February 2018, March 2018, April 2018, May 2018, July 2018, and September 2018, respectively.

As of March 31, 2014, the Company had fourteen Notes Payable to various non-related parties totaling approximately $1,537,000. As of December 31, 2013, the Company had ten notes payable to various non-related parties totaling approximately $1,347,000. These Notes bear interest at the rate of 7.5% per annum and require interest only payments on a monthly basis. These Notes are secured by an undivided security interest in the pool of construction loans funded for the construction of single-family homes by UMT Home Finance, L.P. a wholly-owned and consolidated subsidiary of United Mortgage Trust and mature on April 2018, June 2018, July 2018, August 2018, and January 2019.

8.	Private Equity Offering

On February 24, 2014, the Company initiated a private offering of equity units (“Equity Units”) to accredited investors (“Equity Unit Holders”). The Equity Units to accredited investors (“Equity Unit Holders”) are being offered by UMT United Residential Home Finance, L.P. (“URHF”). URHF is a Delaware limited partnership formed for the purpose of investing in loans made to fund the acquisition of land and development of single family lots, loans for the acquisition of finished lots, loans secured by model homes and loans for the construction of new homes (“Loans”). URHF will issue up to $15.5 million in 5.5% Preferred Limited Partner Equity Units to Equity Unit Holders who will become Limited Partners in URHF. The offering of the Equity Units is not registered under the Securities Act, in reliance upon the exemption from registration for non-public offerings provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. As of March 31, 2014 no Equity Units had been issued or sold. Through May 15, 2014 $500,000 of Equity Units has been sold.

9.	Share Redemption Program

There is currently no established public trading market for our shares. As an alternative means of providing limited liquidity for our shareholders, we maintain a Share Redemption Plan, (“SRP”).  Our trustees have the discretion to modify or terminate the SRP upon 30 days’ notice. Under the terms of our plan as modified and effective on May 1, 2009 (see below for a further description of the plan), shareholders who have held their shares for at least one year are eligible to request that we repurchase their shares. In any consecutive 12-month period we may not repurchase more than 5% of the outstanding shares at the beginning of the 12-month period. The repurchase price is based on the “Net Asset Value” (NAV) as of the end of the month prior to the month in which the redemption is made. The NAV will be established by our Board of Trustees no less frequently than each calendar quarter. For reference, at March 31, 2014 and December 31, 2013, the NAV was $14.53 and $14.66 per share, respectively. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests. A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that the request is made within 270 days after of the event giving rise to such exigent circumstances. Previously, there was no hardship exemption. Shares will be redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter will be carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Previously, shares were redeemed monthly. Repurchases are subject to cash availability and Trustee discretion. Previously, the SRP provided that repurchases were subject to the availability of cash from the Company’s Dividend Reinvestment Plan (“DRP”) or the Company’s credit line. We have also purchased a limited number of shares outside of our SRP from shareholders with special hardship considerations.

Share repurchases have been at prices between $14.76 and $20 per share. Shares repurchased at the lower price were 1) shares held by shareholders for less than 12 months or 2) shares purchased outside of our SRP. Our stated NAV at March 31, 2014 and December 31, 2013, was $14.53 and $14.66 per share, respectively.

The Company complies with Distinguishing Liabilities from Equity topic of FASB Accounting Standards Codification, which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value. We believe that shares tendered for redemption by the shareholder under the Company’s share redemption program do not represent a mandatory obligation until such redemptions are approved at the discretion of our board of trustees. At such time, we will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. As of March 31, 2014, the Company had no approved redemption requests included in our liabilities.

The following table sets forth information relating to shares of beneficial interest repurchased into treasury during the period covered by this report.

Month	Total number of shares repurchased	Average Purchase Price	Total number of shares purchased as part of a publicly announced plan	Total number of shares purchased outside of plan
January	1,795	$14.76	1,795	-
February	2,188	$14.76	2,188	-
March	627	$14.76	627	-
Totals	4,610	$14.76	4,610	-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the availability of and our ability to find suitable mortgage investments; economic trends affecting the real estate industry generally and the current conditions in the housing and mortgage industries including the impact thereof on the homebuilding industry, current high unemployment rates and changes in economic and credit market conditions, federal and state legislative action and actions of regulatory agencies, changes in interest rates, our ability to adapt to changing circumstances, the concentration of our credit risks particularly with related parties, the continued financial viability of related parties to whom we have extended loans, the ability of counterparties to perform their obligations to us, the level of reinvestment of dividends by our shareholders in our dividend reinvestment plan and the requirement to maintain qualification as a real estate investment trust.  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore we cannot give assurance that such statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or by any other person that the results or conditions described in such statements or in our objectives and plans will be realized. Readers should carefully review our financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2013, as well as those statements contained in this report, and in our other filings with the Securities and Exchange Commission.

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

The following table illustrates the percentage of our mortgage portfolio dedicated to each mortgage loan category as of March 31, 2014 and December 31, 2013:

Mortgage Category:	March 31, 2014	December 31, 2013
First lien secured interim mortgages 12 months or less and residential mortgages	15%	15%
Secured line of credit to UMTHLC	7%	7%
Land development loans	70%	70%
Finished lot loans	0%	1%
Construction loans	8%	7%

The following table summarizes mortgage loans by type and original loan amount held by United Mortgage Trust at March 31, 2014.

Description	No. of Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face amount of Mortgage (1)	Carrying amount of Mortgage (2)	Past Due Amounts (3)
Single family residential 1st mortgages and interim loans (5):
Original balance > $100,000	0	n/a	n/a	n/a	n/a	-	-	-
Original balance $50,000 - $99,999	67	8.5% - 12.75%	05/01/14 – 3/1/39	n/a	n/a	362,660	298,454	27,279
Original balance $20,000 - $49,999	125	9% - 14.5%	04/01/17 – 5/19/36	n/a	n/a	360,371	296,569	26,665
Original balance under $20,000	2	9% - 14.5%	6/01/14 – 9/1/31	n/a	n/a	10,560	8,690	290

First Lien secured interim mortgages
Ready America Funding (4)	9	14.0%	n/a	n/a	n/a	16,098,574	16,098,574	-

Secured LOC to UMTH Lending Co., L.P. (4), (5)	1	12.5%	n/a	n/a	n/a	7,576,966	7,576,966	-

Land Development Loans
UDF III Economic Interest Participation	2	9.25%	12/31/14	n/a	n/a	78,574,519	78,574,519	-

Construction Loans	7	13.0%	04/18/14-07/31/16	n/a	n/a	9,755,248	9,755,248	-
Totals	213					$112,738,898	$112,609,020	$54,234

(1)	Current book value of loans.
(2)	Net of allowance for loan losses on mortgage loans of $129,878 at March 31, 2014.
(3)	Principal amounts greater than thirty (30) days past due.
(4)	Lines of credit with Ready America Funding and UMTH Lending Co., L.P. are collateralized by 9 and 1 loans, respectively. Principal amounts due upon disposition of assets.
(5)	The Company has a first lien collateral position in these loans funded by the originator. The advances to the originator do not have specific maturity dates.

Below is a reconciliation and walk forward of mortgage loans, net of allowance for loan losses, for the three months ended March 31, 2014.

Balance at beginning of period	$111,986,546
Additions during period:
Investments in (collections of) principal	728,461
Deductions during period:
Other decreases	(104,162)
Other (net change in allowance for loan loss)	(1,825)
Balance at close of period	$112,609,020

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

 We monitor the fundamentals of supply and demand in the markets and submarkets in which we make loans and where we may expand our operations in the future. Those fundamentals include demographics, jobs and housing affordability. We also monitor movements in home prices and the presence of market disruption activity, such as investor or speculator activity. Further, we study new home starts, new home closings, finished home inventories, finished lot inventories, existing home sales, foreclosures, absorption, finished lots and land prices and changes in the levels of sales incentives and discounts in a market.

We believe that the housing market continues to recover and strengthen. We also believe that this recovery is in its early stages and will continue to vary by market, led by those housing markets with stronger demand fundamentals and more balanced supplies of land and housing inventory relative to demand. Nationally, the housing recovery has strengthened as excess inventories of new and existing homes have been absorbed, home prices have begun to recover and consumer demand continues to improve. As interest rates and home prices increase, we have seen housing affordability trend lower in many markets. We believe that continued strengthening of the recovery depends on adequate supplies of both finished lots and homes available for purchase, as well as the continued recovery of the consumer. Nationally, we believe consumers remain cautious due to uncertainty present in many economic sectors, particularly with regards to elevated unemployment and under-employment, low wage growth, slow economic growth and events associated with tightened federal fiscal policy, including tax rates, spending and federal policies.

Easing policies of the Federal Reserve, coupled with extensive price correction over the past several years, have contributed to restoring housing affordability across the country. Our measurement of housing affordability is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, based on the average interest rate in 2013 and assuming an annual mortgage insurance premium of 70 basis points for private mortgage insurance, plus a cost that includes estimated property taxes and insurance for the home. Over the recent quarter, average interest rates for a conventional fixed-rate 30-year mortgage decreased slightly, but remained above the record lows experienced in the second half of 2012. The rise in interest rates, from the record lows combined with home price appreciation has reduced affordability. However, we believe that home affordability in many markets remains high relative to historical standards, and that the median income-earning family can still comfortably afford the median-priced home. In the short term, we believe that the recent stabilization in the 30-year fixed mortgage rate may quicken the return of consumer demand for new homes in anticipation of further increases in mortgage rates. Over the longer term, significant increases in mortgage rates may cause homebuyers to reduce the size of the home that they purchase, but will likely not reduce the overall demand for new homes.

From a national perspective, ongoing credit constriction, a less robust economic recovery, continued elevated unemployment and housing price instability in the recent downturn have made potential new home purchasers and real estate lenders cautious. As a result of these factors, the national housing market experienced a protracted decline, and the time necessary to correct the market likely means a corresponding slower recovery for the housing industry relative to historical trends. However, improving fundamentals such as the return of home price inflation and continued high home affordability relative to historical levels, indicate to us that the recovery will continue to gain strength

The U.S. Census Bureau estimates that sales of new single-family residential homes in March 2014 were at a seasonally adjusted annual rate of 384,000 units, a 13.3% decrease from the March 2013 estimate of 443,000 units. We believe the drop in sales pace is due to an increase in home prices in many markets and the rise in interest rates, which likely caused some consumers to pause or adjust their home purchases in light of decreased affordability. However, national fundamentals that drive home sales continue to improve in most markets and home affordability remains high relative to historical levels, so we expect demand will resume in an uneven, protracted recovery.

Single-family permits and starts have improved significantly since bottoming in early 2009. According to the U.S. Census Bureau, single-family homes authorized by building permits in March 2014 were at a seasonally adjusted annual rate of 592, 000 units. This was a slight decrease year-over-year of approximately 1.7% from the rate of 599, 000 units in March 2013. Single-family home starts for March2014 stood at a seasonally adjusted annual rate of 635,000 units. This pace is up approximately 1.9% from the March 2013 estimate of 623, 000 units. The increased levels from the lows experienced in early 2009, suggest to us that the homebuilding industry now anticipates continued demand for new homes in coming months relative to the demand evident at the bottom of the new homebuilding cycle.

The seasonally adjusted estimate of new homes for sale at the end of March 2014 was 193,000. The number of new homes for sale increased by 6, 000 units during the first quarter of 2014. The current level of 6.0 months as of March 2014 is considered a healthy housing market. However, limited supplies of finished lot inventory may become a headwind to demand in the near term by constraining the ability of potential home purchasers to find acceptable options or by prompting greater home price increases due to the imbalance between supply and demand. As the overall economy improves and housing demand increases, this imbalance will become more pronounced.

The primary factors affecting new home sales are home price stability, home affordability, and housing demand. Housing supply may affect both new home prices and the demand for new homes. When the supply of new homes exceeds new home demand, new home prices may generally be expected to decline. Also, home foreclosures cause the inventory of existing homes to increase, which may add additional downward price pressure on home prices. Declining new home prices may result in diminished new home demand as people postpone a new home purchase until they are comfortable that stable price levels have been reached. Conversely, when new home demand exceeds new home supply, new home prices may generally be expected to increase. Rising new home prices, particularly at or near the bottom of the housing cycle, may result in increased new home demand as people become confident in home prices and accelerate their timing of a new home purchase. We believe this point has been reached, and we expect the housing recovery to continue to accelerate over the coming quarters.

We face a risk of loss resulting from adverse changes in interest rates. Changes in interest rates may impact demand for our real estate finance products, the rate of interest we receive on our loans receivable and the rate of interest we pay on outstanding loans. In some instances, the loans we make will be junior in the right of repayment to senior lenders, who will provide loans representing 60% to 75% of total project costs. As senior lender interest rates or advance rates available to our borrowers increase, demand for our mortgage loans may decrease, and vice versa.

Developers and homebuilders to whom we make loans and with whom we enter into subordinate debt positions use the proceeds of our loans and investments to develop raw real estate into residential home lots and to construct homes. The developers obtain the money to repay our development loans by reselling the residential home lots to homebuilders or individuals who build single-family residences on the lots by obtaining reimbursement from bond sales or by obtaining replacement financing from other lenders. Homebuilders obtain the money to repay our loans by selling the homes they construct or by obtaining replacement financing from other lenders. If interest rates increase or if mortgage financing underwriting criteria become more restrictive, demand for single-family residences may decrease. In such an interest rate and/or mortgage financing climate, developers and builders may be unable to generate sufficient income from the resale of single-family residential lots and homes to repay loans from us, and developers’ and builders’ costs of funds obtained from other lenders may also increase. Accordingly, increases in single-family mortgage interest rates or decreases in the availability of mortgage financing could increase the risk of defaults on our loans receivable.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND MARCH 31, 2013

Revenues

Revenues for the three months ended March 31, 2014, were approximately $1,208,000 compared to approximately $1,338,000 for the comparable period in the prior year. This decrease of approximately $130,000 was due primarily to a decrease of approximately $180,000 of interest income received and earned on the recourse notes in the first quarter of 2014 compared to the first quarter of 2013, a decrease of approximately $54,000 of interest income earned on the UDF line of credit due to the lower interest rate of 9.25% during the quarter ended March 31, 2014 compared to an interest rate of 14% earned during the quarter ended March 31, 2013, a decrease of approximately $22,000 of interest income earned on the UMTHLC deficiency note and a decrease of approximately $31,000 of interest income earned on the residential mortgage portfolio, compared to the same period in the prior year. These amounts were partially offset by an increase in interest income earned on the construction and finished lot loans portfolio of approximately $156,000. The decreases were due to lower outstanding balances in these loan categories during the three months ended March 31, 2014 compared to the same period in the prior year. Revenues from interim loans accounted for approximately 20% of revenues for the three months ended March 31, 2014 compared to 18% in the same period in the prior year. The decline in our interim portfolio was a function of our intention to cease the origination of and reduce our investment in interim loans.

During the three months ended March 31, 2014 and March 31, 2013, approximately 42% and 31% respectively, of our revenues were derived from lines of credit and lot banking transactions, (these secured loans for the acquisition and development of single-family home lots are referred to as “land development loans”, “construction loans” and “lot banking transactions”). At March 31, 2014, our investment in the lines of credit to our related party, UDF, through the Economic Interest Agreement, and lot banking transactions, was approximately $79,000,000. We anticipate our investment in construction loans will increase during the remainder of 2014, facilitated by the Company’s lines of credit and continued emphasis on this type of investment activity.

During the three months ended March 31, 2014 and 2013, respectively, approximately 0% and 13% of our revenues were derived from secured promissory notes issued by related parties pursuant to their accrued obligations to reimburse UMT for any defaulted loans that we acquired from them, which notes we refer to as “Recourse Obligations.”

Expenses

Noninterest operating expenses for the three months ended March 31, 2014 and March 31, 2013, were approximately $325,000 and $541,000, respectively. The decrease of approximately $216,000 for the three months ended March 31, 2014 from the prior year is due primarily to the resolution of a dispute with Mortgage Trust Advisors, Inc. (“MTA”), a Texas corporation that provided certain services to the Company in the past which was resolved by a Mutual Settlement and Release Agreement between the Company and MTA executed on January 1, 2014, under which UMT will pay to MTA a total of $145,000, in quarterly payments beginning April 1, 2014. The Company had accrued approximately $397,000 for this settlement and reduced the accrual by $220,000 in the quarter ended March 31, 2014. Other fluctuations in operating expense line items are discussed below for the three month periods ended March 31, 2014 and 2013:

Trust administration fees – Trust administration fees paid during the three months ended March 31, 2014 and 2013 were approximately $250,000. The trust administration fee increases and decreases as our invested assets increase or decrease as we draw on or pay down the credit facility that we use to acquire mortgage investments. Trust administration fees paid in 2014 and 2013 are limited to the lesser of i) 1% of our average invested assets or ii) $1,000,000.

Interest Expenses (including related and unrelated party) - $297,000 and $195,000 (52% increase) for the comparable three month periods ended March 31, 2014 and 2013, respectively. The unrelated party interest increase was primarily due to an increase in the total outstanding lines of credit for funding the new construction and finished lot loan portfolios, and the increase in the outstanding HF II private notes.

Provision for loan losses - The Company recorded a provision for loan losses for the three months ended March 31, 2014 and 2013 of approximately $476,000 and $520,000, respectively. The Company realized actual loan losses of approximately $166,000 and $310,000 during the comparable three-month periods of 2014 and 2013, respectively. Loss reserves are estimates of future losses based on historical default rates, estimated losses on the sale of real estate owned and expectations of future economic conditions and activity. The Company continually re-evaluates collateral value on specific loans deemed to be affected by current mortgage and housing environments and intends to establish loss reserves for any expected deficiencies that are not otherwise secured. From inception through March 31, 2014, the Company has acquired approximately $962 million of loans. The Company has experienced a three-year loss rate of approximately 0.54% of those assets to date. The Company anticipates loan losses to continue, primarily in our long-term and non-related party residential loan portfolio, and therefore continues to assess the adequacy of our loan loss reserves.

General and administrative expenses(including related party) - $75,000 and $289,000 (74% decrease) for the comparable three month periods ended March 31, 2014 and 2013, respectively. The decrease was primarily due to the adjustment related to the settlement with MTA discussed above.

Net income was approximately $110,000 and $83,000 for the three months ended March 31, 2014 and 2013, respectively. Specific variances are explained in more detail above. Earnings per share of beneficial interest for the three months ended March 31, 2014 and 2013, were $0.02 and $0.01 per share, respectively

Distributions

The Company’s dividend rate is fixed quarterly by our trustees, based on earnings projections. As such, the dividend rate may fluctuate up or down. Earnings are affected by various factors including use of leverage, current yield on investments, loan losses, general and administrative operating expenses and amount of non-income producing assets. Distributions per weighted average share of beneficial interest to shareholders were $0.14 per share for the three months ended March 31, 2014 and 2013, respectively. The dividend portion of the distribution was $0.02 for the three months ended March 31, 2014 and $0.01 for the three months ended March 31, 2013. The portion of these distributions that did not represent a dividend represented a return of capital.

LIQUIDITY AND CAPITAL RESOURCES FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Sources and Uses of Funds

Cash flows from operating activities are generally the result of net income adjusted for provision for loan losses, depreciation and amortization expense and (increases) decreases in accrued interest receivable and accounts payable and accrued liabilities (including related parties). Cash provided by operations was approximately $1.0 million in the three months ended March 31, 2014 and cash used in operations was approximately $164,000 in the three months ended March 31, 2013.

Cash flows provided by investing activities generally reflect fundings and payments received from lending activities. Cash used in investing activities was approximately $1.2 million and cash provided by investing activities was approximately $341,000 during the three months ended March 31, 2014 and 2013, respectively. The primary uses were investments in lines of credit receivable. The primary sources were from principal receipts from residential mortgages, interim mortgages - related parties and deficiency notes - related parties.

Cash flows from financing activities generally reflect proceeds from the issuance of shares, borrowings or repayments on the lines of credit, the purchase of treasury stock and the payment of dividends. Cash used in financing activities was approximately $439,000, and cash provided by financing activities was approximately $498,000 during the three months ended March 31, 2014 and 2013, respectively. The primary uses were the payment of dividends and the purchase of shares under our Share Redemption Plan. The primary sources were from the proceeds from notes payable, net borrowings on lines of credit payable and proceeds from the issuance of shares of beneficial interest. The decrease in cash used by financing activities during the three months ended March 31, 2014, compared to the prior period was primarily due to higher net borrowings from notes payable.

Credit Facilities

In August 2009, the Company entered into a term line of credit facility with a bank for $5,000,000. The line of credit bears interest at prime plus one percent, with a floor of 5.50% and requires monthly interest payments. Principal and all unpaid interest was due at maturity, August 29, 2012. Effective September 2012, the line was renewed under the same terms and matures on September 5, 2015. All other terms remain the same. The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit. The outstanding balance on this line of credit was approximately $5,000,000 and $4,376,000 at March 31, 2014 and December 31, 2013, respectively.

On April 21, 2010, the Company entered into a term loan credit facility with a bank for $1,600,000. The loan bears interest at prime plus one percent, with a floor of 7.0%, and requires monthly interest payments. Principal and all unpaid interest were due at maturity which was October 21, 2012. The term loan credit facility was extended effective December 21, 2012 with an amended maturity date of December 19, 2013, and an interest rate reduction from 7.0% to 5.5%. Effective February 19, 2013, the maturity date was extended to December 18, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at both March 31, 2014 and December 31, 2013, was approximately $567,000.

On January 27, 2011, the Company initiated a private offering of Secured Subordinated Notes (“Notes,” to accredited investors “Note Holders”). The Notes are being offered through a wholly-owned subsidiary, UMT Home Finance II, L.P. (“HF II”). HF II is a Delaware limited partnership that was formed on November 29, 2010 as a Special Purpose Entity, for the purpose of originating and holding loans made to fund the acquisition of finished lots and the construction of single-family homes on the subject lots (“Loans”). HF II will issue up to $5 million in 7.5% Notes. The Notes will be secured by an undivided security interest on the pool of loans owned by HF II. The offering of the Notes is not registered under the Securities Act, in reliance upon the exemption from registration for non-public offerings provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. As of March 31, 2014 and December 2013, approximately $4,275,000 was outstanding and approximately $100,000, $200,000, $265,000, $200,000, $187,500, $100,000, $2,347,500, $50,000, $175,000, $500,000, $100,000 and $50,000 matures on March 2016, April 2016, February 2017, March 2017, October 2017, November 2017, February 2018, March 2018, April 2018, May 2018, July 2018, and September 2018, respectively.

On May 27, 2011, the Company entered into a revolving line of credit facility with a bank for $4,300,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is May 27, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at March 31, 2014 and December 31, 2013 was approximately $994,000, and $1,593,000, respectively.

On October 26, 2011, the Company entered into a term line of credit facility with a bank for $5,000,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is October 26, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at March 31, 2014 and December 31, 2013, was approximately $837,000, and $546,000, respectively.

On July 22, 2013, the Company entered into a revolving line of credit facility with a bank for $15,000,000. The loan bears interest at prime plus one percent, with a floor of 4.75%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is July 22, 2016. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at March 31, 2014 and December 31, 2013 was approximately $1,167,000.

As of March 31, 2014, the Company had fourteen Notes Payable to various non-related parties totaling approximately $1,537,000. As of December 31, 2013, the Company had ten notes payable to various non-related parties totaling approximately $1,347,000. These Notes bear interest at the rate of 7.5% per annum and require interest only payments on a monthly basis. These Notes are secured by an undivided security interest in the pool of construction loans funded for the construction of single-family homes by UMT Home Finance, L.P. a wholly-owned and consolidated subsidiary of United Mortgage Trust and mature on April 2018, June 2018, July 2018, August 2018, and January 2019.

Our primary sources of funds for liquidity consist of our dividend reinvestment plan, repayments of principal on our loans made to purchase mortgage investments, and bank lines of credit. The table below summarizes certain liquidity sources and uses for the three-month periods ended March 31, 2014 and March 31, 2013:

	2014	2013
Shares issued	3,787	3,817
Proceeds from issuance of shares of beneficial interest	$56,000	$58,000
Number of shares returned to treasury	4,610	5,826
Purchase of treasury stock	$(68,000)	$(89,000)
Principal receipts:
First lien mortgage notes and trust receivables	$33,000	$1,915,000
Real estate owned, net	$103,000	$250,000
Interim loans, related parties	$152,000	$359,000
Lines of credit	$(1,494,000)	$(2,231,000)
Lines of credit, related parties	$-	$(5,000)
Net borrowings - lines of credit payable	$316,000	$317,000
Net borrowings - notes payable	$190,000	$1,145,000

We are not currently offering shares in the public markets except to existing shareholders through our dividend reinvestment plan. In July 2006, we registered an additional 1,000,000 shares to be offered through our dividend reinvestment plan.

On March 18, 2009, the Board approved certain modifications to the Company’s Share Repurchase Plan (“SRP”) and Dividend Reinvestment Plan (“DRP”), which modifications were disclosed in a report on Form 8-K which we filed with the SEC on March 19, 2009. Pursuant to the requirements of the SRP and DRP, the Company sent its shareholders notice of amendment of the SRP and the DRP, both of which were effective on May 1, 2009.

Shares issued in the aggregate, as of March 31, 2014 and 2013, were 8,364,250 and 8,349,198, respectively. Shares retired to treasury through our SRP in the aggregate were 1,928,305 and 1,911,676 through March 31, 2014 and 2013, respectively. Total shares outstanding were 6,435,945 and 6,437,522, at March 31, 2014 and 2013, respectively. As of March 31, 2014, inception to date gross offering proceeds from all public offerings were approximately $166,533,000 and net proceeds after fees, marketing reallowance and commissions were approximately $147,805,000.

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

Significant accounting policies are described in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, consisting of the individual who serves as our President, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2014. Based on such evaluation, management has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the first fiscal quarter of 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There is currently no established public trading market for our shares. As an alternative means of providing limited liquidity for our shareholders, we maintain a Share Redemption Plan, (“SRP”).  Under the terms of our plan as modified and effective on May 1, 2009, shareholders who have held their shares for at least one year are eligible to request that we repurchase their shares. In any consecutive 12 month period we may not repurchase more than 5% of the outstanding shares at the beginning of the 12 month period. The repurchase price is based on the “Net Asset Value” (NAV) as of the end of the month prior to the month in which the redemption is made. The NAV will be established by our Board of Trustees no less frequently than each calendar quarter. For reference, at March 31, 2014 and December 31, 2013, the NAV was $14.53 and $14.66 per share, respectively. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests. A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that the request is made within 270 days after of the event giving rise to such exigent circumstances. Previously, there was no hardship exemption. Shares will be redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter will be carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Previously, shares were redeemed monthly. Repurchases are subject to cash availability and Trustee discretion. Previously, the SRP provided that repurchases were subject to the availability of cash from the DRIP or the Company’s credit line. We have also purchased a limited number of shares outside of our SRP from shareholders with special hardship considerations.

The Company complies with Distinguishing Liabilities from Equity topic of FASB Accounting Standards Codification, which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value. We believe that shares tendered for redemption by the shareholder under the Company’s share redemption program do not represent a mandatory obligation until such redemptions are approved at the discretion of our board of trustees. At such time, we will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. As of March 31, 2014 we had no approved redemption requests included in our liabilities.

Share repurchases have been at prices between NAV, which is calculated and adjusted as necessary on a quarterly basis, and $20 per share. Shares repurchased at the lower price were 1) shares held by shareholders for less than 12 months or 2) shares purchased outside of our SRP. Our stated NAV at March 31, 2014 and December 31, 2013 was $14.53 and $14.66 per share, respectively.

The following table sets forth information relating to shares of beneficial interest repurchased into treasury during the period covered by this report.

Month	Total number of shares repurchased	Average Purchase Price	Total number of shares purchased as part of a publicly announced plan	Total number of shares purchased outside of plan
January	795	$14.76	795	-
February	2,188	$14.76	2,188	-
March	627	$14.76	627	-
Totals	4,610	$14.76	4,610	-

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)	There has been no material default with respect to any of our indebtedness.

(b)	Not applicable.

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

UNITED MORTGAGE TRUST

Date: May 15, 2014	By	/s/ Stuart Ducote
President

