Form 10-Q
period 2014-06-30
UNITED MORTGAGE TRUST
filed 2014-08-14
CIK 101390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the Registrant’s shares of beneficial interest, par value $0.01 per share, as of the close of business on August 14, 2014 was 6,432,249.

UNITED MORTGAGE TRUST

UNITED MORTGAGE TRUST

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(unaudited)	(audited)
Assets:
Cash and cash equivalents	$140,413	$1,108,300

Mortgage investments:
Investment in trust receivable	592,995	653,736
Investment in residential mortgages	110,415	65,335
Interim mortgages, related party	16,105,738	16,282,339
Allowance for loan losses	(129,878)	(128,053)
Total mortgage investments, net	16,679,270	16,873,357

Lines of credit receivable, related parties	86,151,485	86,151,485
Lines of credit receivable	12,700,740	8,961,704
Accrued interest receivable	2,859,020	1,882,012
Accrued interest receivable, related parties	16,244,608	10,968,042
Reserves – accrued interest receivable	(4,416,906)	(3,693,244)
Recourse obligations, related parties	20,248,849	20,094,279
Real estate owned, net	4,656,359	5,287,857
Deficiency notes	4,976,199	4,976,199
Deficiency notes, related parties	29,064,956	29,295,567
Allowance for loan losses – deficiency notes	(2,029,316)	(1,736,306)
Other assets	437,950	1,959,363

Total assets	$187,713,627	$182,128,615

Liabilities and Shareholders’ Equity
Liabilities:
Dividends payable	$319,122	$311,000
Lines of credit payable	10,892,485	7,682,920
Accounts payable and accrued liabilities	438,474	820,321
Accounts payable and accrued liabilities, related parties	4,645,005	1,939,695
Participation payable, related parties	70,835,104	70,835,104
Notes payable	6,912,656	6,190,656
Total liabilities	94,042,846	87,779,696

Commitments and contingencies

Shareholders’ Equity:
Shares of beneficial interest; $.01 par value; 100,000,000 shares authorized; 8,368,009 and 8,360,463 shares issued in 2014 and 2013, respectively; and 6,434,738 and 6,436,767 shares outstanding in 2014 and 2013, respectively	83,680	83,605
Additional paid-in capital	147,859,113	147,748,315
Cumulative distributions in excess of earnings	(18,096,800)	(16,411,341)
	129,845,993	131,420,579
Less treasury stock of 1,933,271 and 1,923,695 shares of beneficial interest in 2014 and 2013, respectively, at cost	(37,212,407)	(37,071,660)
Total United Mortgage Trust shareholders’ equity	92,633,586	94,348,919
Noncontrolling interest	1,037,195	-
Total equity	93,670,781	94,348,919
Total liabilities and shareholders’ equity	$187,713,627	$182,128,615

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest Income:
Interest on loans – related parties	$861,878	$1,306,918	$1,716,261	$2,417,468
Interest on loans	397,199	301,643	750,995	529,388
Total interest income	1,259,077	1,608,561	2,467,256	2,946,856

Interest Expense:
Long term debt – related parties	44,492	26,998	86,902	55,282
Long term debt	274,655	188,532	529,473	355,299
Total interest expense	319,147	215,530	616,375	410,581
Net interest income	939,930	1,393,031	1,850,881	2,536,275

Provision for loan losses	332,615	357,265	808,457	877,348
Net interest income after provision for loan losses	607,315	1,035,766	1,042,424	1,658,927

Noninterest Expense:
Trust administration fee – related parties	250,000	250,000	500,000	500,000
Loan servicing fee – related parties	193	1,218	339	2,919
General and administrative – related parties	30,475	19,464	52,451	38,344
General and administrative	261,750	296,838	314,608	566,845
Total noninterest expense	542,418	567,520	867,398	1,108,108

Net income	$64,897	$468,246	$175,026	$550,819
Less: net loss attributable to noncontrolling interest	12,805	-	12,805	-
Net income attributable to holders of shares of beneficial interest	$77,702	$468,246	$187,831	$550,819

Net income per share of beneficial interest	$0.01	$0.07	$0.03	$0.09

Weighted average shares outstanding	6,435,202	6,437,165	6,435,589	6,437,872

Distributions per weighted average shares outstanding	$0.14	$0.14	$0.29	$0.29

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2014	2013
Operating Activities
Net income	$175,026	$550,819
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	808,457	877,348
Depreciation and amortization	8,250	7,950
Changes in assets and liabilities:
Accrued interest receivable	(857,240)	100,449
Accrued interest receivable, related parties	(1,452,186)	(881,864)
Other assets	1,459,495	(47,763)
Accounts payable and accrued liabilities	(378,838)	(170,591)
Accounts payable and accrued liabilities, related parties	(1,244,285)	(133,941)
Net cash (used in) provided by operating activities	(1,481,321)	302,407

Investing Activities
Principal receipts on trust receivables	60,741	52,113
Principal receipts on residential mortgages	2,669	1,912,629
Principal receipts on deficiency notes	1,827	-
Principal receipts on interim mortgages and deficiency notes, related parties	283,011	1,876,181
Investments in recourse obligations, related parties	(2,158)	(268)
Principal receipts from recourse obligation, related parties	500	264,947
Principal investments in lines of credit receivable, related parties, net	-	(15,000)
Principal investments in lines of credit receivable, net	(3,038,638)	(6,105,747)
Investments in real estate owned	-	(11,225)
Proceeds from sale of real estate owned	118,959	574,955
Net cash used in investing activities	(2,573,089)	(1,451,415)

Financing Activities
Proceeds from issuance of shares of beneficial interest	110,873	113,821
Borrowings on lines of credit payable	4,843,772	1,782,915
Repayments on lines of credit payable	(1,634,207)	(1,862,866)
Proceeds from notes payable	722,000	5,100,000
Principal payments on notes payable	-	(1,198,051)
Purchase of treasury stock	(140,747)	(153,252)
Distributions	(1,865,168)	(1,865,939)
Proceeds from noncontrolling interest preferred equity units	1,050,000	-
Net cash provided by financing activities	3,086,523	1,916,628

Net (decrease) increase in cash and cash equivalents	(967,887)	767,620
Cash and cash equivalents at beginning of period	1,108,300	236,213
Cash and cash equivalents at end of period	$140,413	$1,003,833

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	Six Months Ended June 30,
	2014	2013
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$472,593	$261,768
Supplemental Disclosure of Noncash Activity:
Transfers of loans to foreclosed properties or recourse obligations	$-	$308,131
Decrease residential mortgages	$47,749	$-
Decrease participation receivable, related parties	$-	$2,497,833
Decrease participation payable, related parties	$-	$(2,497,833)
Increase participation accrued interest receivable, related parties	$(3,249,197)	$(2,673,526)
Increase participation accrued interest payable, related parties	$3,249,197	$2,673,526
Decrease in accrued interest receivable, related parties	$28,711	$83,732
(Increase) decrease interim mortgages and deficiency notes, related parties	$124,201	$(1,235,314)
Increase recourse notes, related parties	$(152,912)	$(47,988)
Increase (decrease) in real estate owned	$(282,539)	$891,439
Decrease lines of credit receivable	$700,398	$-
Decrease accrued interest payable, related parties	$(700,398)	$-
Decrease in deficiency notes	$234,790	$-

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Nature of Business

United Mortgage Trust (the “Company”) is a Maryland real estate investment trust that qualifies as a real estate investment trust (a “REIT”) under federal income tax laws. The Company’s principal investment objectives are to invest proceeds from our dividend reinvestment plan, financing proceeds, proceeds from the repayment of our loans, capital transaction proceeds and retained earnings in the following types of investments: (i) lines of credit and secured loans for the acquisition and development of single-family home lots, referred to as “Land Development Loans;” (ii) lines of credit and loans secured by developed single-family lots, referred to as “Finished Lot Loans;” (iii) lines of credit and loans secured by completed model homes, referred to as “Model Home Loans;” (iv) lines of credit and loans, with terms of 18 months or less, secured by single family lots and homes constructed thereon, referred to as “Construction Loans;” (v) to provide credit enhancements to real estate developers, homebuilders, land bankers and other real estate investors who acquire real property, subdivide real property into single-family residential lots, acquire finished lots and/or build homes on such lots referred to as “Credit Enhancements;” (vi) discounted cash flows secured by assessments levied on real property; and (vii) senior or subordinate securities backed by finished lot loans and/or development loans referred to as “Securitizations.” We collectively refer to the above listed loans as “Mortgage Investments.” Additionally, our portfolio includes obligations of affiliates of our Advisor, which we refer to as “recourse loans” and “deficiency notes.”

The Company has no employees. The Company pays a monthly trust administration fee to UMTH General Services, L.P. (“UMTHGS” or “Advisor”), a subsidiary of UMT Holdings, L.P. (“UMTH”), a Delaware real estate finance company and affiliate, for its services as our advisor. The Company’s offices are located in Grapevine, Texas.

2.	Basis of Presentation

The Company follows the accounting for subsidiaries as set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 Consolidations. The consolidated financial statements include the accounts of the Company and its subsidiaries, in which the Company wholly owns, has a controlling financial interest or both: UMT Home Finance, L.P. (“UMT HF”), UMT Home Finance II, L.P. (“UMT HF II”), UMT Home Finance III, L.P. (“UMT HF III”), United Residential Home Finance, L.P. (“URHF”), UMT LT Trust, UMT Properties, LP and UMT 15th Street, LP. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2013, included in our Annual Report on Form 10-K filed with the SEC on March 31, 2014. Operating results for the six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

3.	Recent Accounting Standards and Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of UAS 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our financial statements and have not yet determined the method by which we will adopt the standard in 2017.

4.	Deficiency Notes – Related Party and Non Related Party

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

As of June 30, 2014, the Company had two deficiency notes with non-affiliates in the totalling approximately $4,976,000. One note in the amount of approximately $1,725,000 bears interest at a rate of 14% per annum. The second note in the amount of approximately $3,251,000 has a loss reserve of approximately $2,029,000. The Company does not accrue interest on this note as the underlying collateral value approximates the note balance, net of reserves.

As of December 31, 2013, the Company had two deficiency notes with non-related parties in the totalling of approximately $4,976,000. One note in the amount of approximately $1,725,000 bears interest at a rate of 14% per annum. The second note is in the amount of approximately $3,251,000 with a reserve of approximately $1,736,000. The Company does not accrue interest on this note as the underlying collateral value approximates the note balance, net of reserves.

As of December 31, 2007, UMTH Lending Company, L.P. (“UMTHLC”) issued to the Company a variable amount promissory note in the amount of $5,100,000 to evidence its deficiency obligations to the Company.  The initial principal amount of the note was approximately $1,848,000. The principal balance as of June 30, 2014 and December 31, 2013 was approximately $29,065,000 and $29,296,000, respectively. The principal balance will fluctuate from time to time based on the underlying loan activity and the amount of deficiencies realized by the related party.  The note bears interest at 6% and requires quarterly principal and interest payments based on a ten-year (10) amortization for the outstanding principal balance.  The Company is negotiating an extension of this loan with UMTHLC with similar terms. The note is secured by a limited guaranty by UMTHGS, the Advisor, equal to a monthly amount not to exceed 33% of the advisory fee received by UMTHGS under the terms of its Advisory Agreement with the Company.

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

1) UMTH is a Delaware limited partnership which is in the real estate finance business. UMTH holds a 99.9% limited partnership interest in UMTHLC, which originated interim loans that were assigned to the Company, UMTH Land Development, L.P., (“UMTHLD”), a Texas limited partnership which holds a 50% profit interest in United Development Funding, L.P., (“UDF”) a Nevada limited partnership that is affiliated with the Company’s Advisor, UMTHGS and acts as UDF's asset manager, and Prospect Service Corp. (“PSC”), which services the Company’s residential mortgages and contracts for deed and manages the Company’s real estate owned (“REO”). In addition, UMTH has a limited guarantee of the obligations of Capital Reserve Group (“CRG”), Ready America Funding Corp (“RAFC”), and South Central Mortgage, Incorporated (“SCMI”), a Texas corporation that sold mortgage investments to the Company, under the Secured Notes (see the discussion under “Recourse Obligations” below).  United Development Funding III, L.P., a Delaware limited partnership, (“UDF III”) which is managed by UMTHLD, has previously provided a limited guarantee of the line of credit extended by the Company to UDF and has purchased an economic participation in a revolving credit facility the Company provided to UDF.

2) UMTHLC is a Delaware limited partnership, and subsidiary of UMTH.  The Company has loaned money to UMTHLC so it can make loans to its borrowers. The loans are collaterally assigned to the Company as security for the promissory note between UMTHLC and the Company. On March 26, 2009, the Company executed a secured line of credit promissory note with UMTHLC in the amount of $8,000,000. The note bears interest at 12.50% per annum, matured on September 26, 2012 and is secured by first lien mortgage interests in single family residential properties. The Company is negotiating a further extension of this loan with UMTHLC on similar terms. The outstanding balance on this line of credit at June 30, 2014 and December 31, 2013 was approximately $7,577,000.

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

4) RAFC is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter. RAFC is in the business of financing interim loans for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors. The Company continues to directly fund obligations under one existing RAFC loan, which was collaterally assigned to the Company, but does not fund new originations and the Company is in the process of foreclosing on the collateral in California. The unpaid principal balance of the loans at June 30, 2014 and December 31, 2013 was approximately $16,106,000 and $16,282,000, respectively.

5) Wonder Funding, LP (“Wonder”) is a Delaware limited partnership that is owned by RMC. RMC is beneficially owned by Craig Pettit, a partner of UMTH and the sole proprietor of two companies that own 50% of RAFC. Wonder is in the business of financing interim loans for the purchase of land and the construction of single family homes and the purchase and renovation of single family homes. The Company has ceased funding any new originations. As of June 30, 2014 and December 31, 2013, respectively, all remaining obligations owed by Wonder to the Company are included in the recourse obligations discussed below.

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

Name	Initial principal amount	Balance at June 30, 2014	Promissory Note principal amount (2)	Units/ indemnification pledged as security	C Units distributed during 2014	Units/ indemnification remaining	Estimated Collateral Value (3)
CRG	$2,725,442	$4,504,044	$4,300,000	4,984 Class C and 2,710 Class D	-	2,399 Class C and 2,710 Class D	$4,786,000
RAFC	$3,243,369	$10,325,266	$7,100,000	11,228Class C & 6,659 Class D	-	8,694 Class C & 6,659 Class D	$10,465,000
SCMI	$3,295,422	$3,448,003	$3,488,643	4,545 Class C and 3,000 Class D	-	985 Class C and 3,000 Class D	$4,872,000
RAFC / Wonder(1)	$1,348,464	$1,971,536	$1,400,000	1,657 Class C	-	1,482 Class C	$1,482,000
Wonder Indemnification (1)	n/a	n/a	n/a	$1,134,000	-	n/a	$822,000
Totals	$10,612,697	$20,248,849	$16,288,643				$21,427,000

(1)	Wonder is collateralized by an indemnification agreement from RMC in the original amount of $1,134,000, of which approximately $822,000 remains, and the pledge of 3,870 C Units. 2,213 of the pledged C Units also cross-collateralize the RAFC obligation.

(2)	The CRG, RAFC and Wonder balances at June 30, 2014, exceeded the stated principal amount per their variable Secured Notes by approximately $204,000, $3,225,000 and $572,000, respectively. Per the terms of the Secured Notes, the unpaid principal balance may be greater or less than the initial principal amount of the note and is not considered an event of default. The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the Unpaid Principal Balance (“UPB”) than originally anticipated and outpaced the minimum principal reductions scheduled for the loans.

(3)	Estimated collateral value reflects pledge of C and D units of limited partnership interest of UMTH held by WLL, Ltd. (“WLL”), RAFC and KLA, Ltd. (“KLA”) UMTH D units represent equity interests in UMT Holdings, LP. Pledge of the UMTH D units entitles the beneficiary to a pro-rata share of UMTH partnership D unit cash distributions.

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

On a quarterly basis, the Company conducts a review of the collateral pledged by the underlying borrowers and third party guarantors in order to assess their ability to perform their obligations under the terms of the Recourse Obligations. The collateral pledged consists of Class C and Class D ownership units of UMTH. These units represent capital shares in UMTH and are eligible for, and receive, quarterly distributions from UMTH. Such ability to perform is principally dependent upon the forecasted cash distributions associated with the pledged collateral and the ability of the distributions to meet the debt service requirements under the Secured Notes. The review includes analyzing projected future distribution sources and amounts, validating the assumptions used to generate such projections, assessing the ability to execute on the business plan, conducting discussions with and obtaining representations from the guarantors’ management with respect to their current and projected distribution amounts. The value of the pledged collateral is estimated using a discounted cash flow model that is reviewed and updated each quarter. Based on such reviews, the Company has concluded that the guarantors have the ability to perform their obligations under the guaranties and that the Recourse Obligations are fully realizable. Accordingly, the Company has not recorded any reserves on these loans.

The Secured Notes have also been guaranteed by the following entities under the arrangements described below, all of which are dated effective December 31, 2005:

-	UMTH. This guaranty is limited to a maximum of $2,279,148 of all amounts due under the Secured Notes.

-	WLL, a related party of CRG. This guaranty is of all amounts due under Secured Note from CRG, is non-recourse and is secured by an assignment of 2,492 Class C Units and 1,355 Class D units of limited partnership interest of UMT Holdings held by WLL, Ltd.

-	RMC. This guaranty is non-recourse, is limited to 50% of all amounts due under the Secured Note from RAFC and is secured by an assignment of 3,870 Class C units of limited partnership interest of UMT Holdings.

-	Wonder. Wonder Funding obligations are evidenced by a note from RAFC (RAFC/Wonder Note) and are secured by a pledge of a certain Indemnification Agreement given by UMTH to RAFC and assigned to UMT in the amount of $1,134,000, which amount is included in the UMTH limited guarantee referenced above.

-	SCMI. This guaranty is limited to a maximum of $2,213,000 due under the Secured Note from RAFC and is secured by an assignment of 2,213 Class C units of limited partnership interest of UMTH.

-	KLA. KLA has given the following limited guaranties: (1) Guaranty of obligations of SCMI under the First Amended and Restated Secured Variable Amount Promissory Note to the Company dated as of October 1, 2007 with a then current principal balance of $3,472,073 and is secured by an assignment of 3,000 of Guarantor’s Class D units of partnership interest in UMTH (2) Guaranty of obligations of CRG under the First Amended and Restated Secured Variable Amount Promissory Note dated as of October 1, 2007 with a then current principal balance of $4,053,799 and is secured by a pledge of 1,355 of Guarantor’s Class D units of partnership interest in UMTH.

In addition, WLL has obligations to UMTH under an indemnification agreement between UMTH, WLL and William Lowe, under which UMTH is indemnified for certain losses on loans and advances made to William Lowe by UMTH. That indemnification agreement allows UMTH to offset any amounts subject to indemnification against distributions made to WLL with respect to the Class C and Class D units of limited partnership interest held by WLL. Because WLL has pledged these Class C and Class D units to the Company to secure its guaranty of Capital Reserve Corp.'s obligations under its Secured Note, UMTH and the Company entered into an Intercreditor and Subordination Agreement under which UMTH has agreed to subordinate its rights to offset amounts owed to it by WLL, to the Company’s lien on such units.

These loans were reviewed by management and no loss reserves on principal amounts are deemed necessary at June 30, 2013.

7) On June 20, 2006, the Company entered into a Second Amended and Restated Secured Line of Credit Promissory Note as modified by an amendment effective September 1, 2006 - (the "Amendment") with UDF (“UDF I”), a Delaware limited partnership that is affiliated with the Company's Advisor, UMTHGS.  The Amendment increased an existing revolving line of credit facility to UDF (the "UDF I Loan") to $45,000,000. The purpose of the UDF I Loan is to finance UDF's loans and investments in real estate development projects. On July 29, 2009, our trustees approved an amendment to increase the revolving line of credit facility to an amount not to exceed $60,000,000. Effective December 31, 2010, the UDF I Loan was extended for a period of one year and the loan amount was increased from $60,000,000 to $75,000,000. Effective December 31, 2012, the UDF I Loan was extended for a second time for a period of one year and the UDF I Loan amount was increased from $75,000,000 to $82,000,000. Effective October 1, 2013 the UDF I Loan was extended for a period of one year and matures on December 31, 2014.

The UDF I Loan is secured by the pledge of all of UDF's land development loans and equity investments pursuant to the First Amended and Restated Security Agreement dated as of September 30, 2004, executed by UDF in favor of UMT (the “Security Agreement”).  Those UDF loans may be first lien loans or subordinate loans.

The UDF I Loan interest rate was the lower of 15% or the highest rate allowed by law, further adjusted with the addition of a credit enhancement to a minimum of 14%.  Effective October 1, 2013, the UDF I Loan was extended to December 31, 2014 and the base interest rate was decreased to a rate of 9.25%.

UDF may use the UDF I Loan proceeds to finance indebtedness associated with the acquisition of any assets to seek income that qualifies under the Real Estate Investment Trust provisions of the Internal Revenue Code to the extent such indebtedness, including indebtedness financed by funds advanced under the UDF I Loan and indebtedness financed by funds advanced from any other source, including Senior Debt, is no more than 85% of 80% (68%) of the appraised value of all subordinate loans and equity interests for land development and/or land acquisition owned by UDF and 75% for first lien secured loans for land development and/or acquisitions owned by UDF.

On September 19, 2008, UMT entered into an Economic Interest Participation Agreement with UDF III pursuant to which UDF III purchased (i) an economic interest in the UDF I Loan.

Pursuant to the Economic Interest Agreement, each time UDF requests an advance of principal under the UMT UDF I Loan, UDF III will fund the required amount to UMT and UDF III’s economic interest in the UDF I Loan increases proportionately.  Because these advances are funded by UDF III and UMT recognizes an offsetting participation payable amount to UDF III, the Company does not earn any net interest income on the advances made under the Economic Interest Participation Agreement. UDF III’s economic interest in the UDF I Loan gives UDF III the right to receive payment from UMT of principal and accrued interest relating to amounts funded by UDF III to UMT which are applied towards UMT’s funding obligations to UDF under the UDF I Loan.  UDF III may abate its funding obligations under the Economic Participation Agreement at any time for a period of up to twelve months by giving UMT notice of the abatement.

The Option gives UDF III the right to convert its economic interest into a full ownership participation interest in the UDF I Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UDF I Loan and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UDF I Loan while UDF III owns an economic interest in the UDF I Loan.  If UDF III exercises its Option and acquires a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UDF III and UMT will participate in the control and management of the UDF I Loan. UDF III had funded approximately $70,835,000 to UDF under the Economic Interest Participation Agreement at both June 30, 2014 and December 31, 2013. UMT had funded approximately $7,739,000 to UDF under this agreement at both June 30, 2014 and December 31, 2013.

On July 22, 2013, the Company entered into a guaranty agreement (the “URHF Guaranty”) pursuant to which UDF IV guaranteed all amounts due associated with the URHF $15,000,000 revolving credit facility. The Company agreed to pay UDF IV a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the above term line of credit facility at the end of each month.

The following table summarizes the related party lines of credit receivable as of June 30, 2014 and December 31, 2013:

	2014	2013
UDF I	$7,739,000	$7,739,000
UDF III Economic Interest Participation Agreement	70,835,000	70,835,000
UMTHLC	7,577,000	7,577,000
Balance, end of period	$86,151,000	$86,151,000

8) Loans made to affiliates of the Advisor. The table below sets forth the aggregate principal amount of mortgages funded during the six months ended June 30, 2014 and 2013, respectively, to the companies affiliated with the Advisor, and named in the table and aggregate amount of draws made by UMTHLC under the line of credit, during the two quarters indicated:

Related Party Company	2014	2013
UMTHLC	-	$15,000

9) As of August 1, 2006, (now subject to an Advisory Agreement effective January 1, 2009) the Company entered into an Advisory Agreement with UMTHGS. Under the terms of the agreement, UMTHGS is paid a monthly trust administration fee. The fee is calculated monthly depending on the Company’s annual distribution rate, ranging from 1/12th of 1% up to 1/12th of 2% of the amount of average invested assets per month.  During the three months ended June 30, 2014 and June 30, 2013 the expenses for the Company’s Advisor were approximately $250,000 in both periods and actual payments made were approximately $257,000 and $297,000. During the six months ended June 30, 2014 and June 30, 2013, the expenses for the Company’s Advisor were approximately $500,000 in both periods and actual payments made were approximately $507,000 and $616,000, respectively. The Advisor and its affiliates are also entitled to reimbursement of costs of goods, materials and services obtained from unaffiliated third parties for the Company’s benefit, except for note servicing and for travel and expenses incurred in connection with efforts to acquire investments for the Company or to dispose of any of its investments.  The Company paid the Advisor approximately $13,000 and $19,000 in the three month periods ended June 30, 2014 and June 30, 2013, respectively, as reimbursement costs, and during the six months ended June 30, 2014 and June 30, 2013, the Company paid the Advisor approximately $47,000 and $38,000, respectively, as reimbursement for costs, associated with providing shareholder relations activities, respectively.

The agreement also provides for a subordinated incentive fee equal to 25% of the amount by which the Company’s net income for a year exceeds a 10% per annum non-compounded cumulative return on its adjusted contributions. No incentive fee was paid during 2014 or 2013. In addition, for each year in which it receives a subordinated incentive fee, the Advisor will receive a 5-year option to purchase 10,000 Shares at a price of $20.00 per share (not to exceed 50,000 shares). As of June 30, 2014, the Advisor has not received options to purchase shares under this arrangement.

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

The Advisory Agreement also provides for the Company to pay to the Advisor, or an Affiliate of the Advisor, a debt placement fee.  The Company may engage the Advisor, or an Affiliate of the Advisor, to negotiate lines of credit on behalf of the Company.  UMT pays a negotiated fee, not to exceed 1% of the amount of the line of credit secured, upon successful placement of the line of credit. During both the three and six months ended June 30, 2014 and June 30, 2013, the Company paid no debt placement fees while expensing approximately $19,000 and $8,000 in the three months ended June 30, 2014 and June 30, 2013, respectively, and expensing approximately $39,000 and $15,000 in the six months ended June 30, 2014, and June 30, 2013, respectively. These fees are amortized monthly, as an adjustment to interest expense, over the term of the credit facility agreements described in Note 7.

10) The Company pays loan servicing fees to PSC, a subsidiary of UMTH, under the terms of a Mortgage Servicing Agreement. The Company paid loan servicing fees of approximately $0, and $1,000 during the three months ended June 30, 2014, and June 30, 2013, respectively, and approximately $0, and $3,000, during the six months ended June 30, 2014 and June 30, 2013, respectively.

11) The Company pays “guarantee” credit enhancement fees to UDF III, an affiliate, as specified under the terms of UDF III’s guarantee of the UDF I Loan. During the three months ended June 30, 2014 and June 30, 2013, the Company made payments of approximately $19,000 and $20,000 and during the six months ended June 30, 2014, and June 30, 2013, respectively, the Company paid credit enhancement fees of approximately $37,000 and $40,000, respectively. In the three months ended June 30, 2014 and June 30, 2013 the credit enhancement expenses were approximately $26,000 and $19,000, respectively, and in the six months ended June 30, 2014 and June 30, 2013, the credit enhancement expenses were approximately $48,000 and $40,000, respectively.

12) UDF IV, a related party, is reimbursed for its degree of invested “participatory” interest in the Company’s construction loans, the degree of invested interest is not to exceed $2,000,000. The Company made payments of such participation interest, as a net amount against the construction loan interest, in the three months ended June 30, 2014 and June 30, 2013 of approximately $822,000 and $377,000, respectively, and in the six months ended June 30, 2014 and June 30, 2013, in the amounts of approximately $1,880,000 and $719,000, respectively.

13) The Company pays UMTHLD administrative and origination fees for the construction loans in which UDF affiliates invest. The fees are withheld from construction draws funded to the borrower, and are in turn paid directly to UMTHLD. In the three months ended June 30, 2014 and June 30, 2013, administrative and origination fees were approximately $67,000 and $77,000, respectively, and in the six months ended June 30, 2014 and June 30, 2013, administrative and origination fees were approximately $159,000 and $131,000, respectively.

The table below summarizes the approximate payments associated with related parties for the three months ended June 30, 2014 and 2013:

Related Party Payments:
		For Three Months Ended
Payee	Purpose	June 30, 2014		June 30, 2013
UMTHGS	Trust administration fees	$257,000	95%	$297,000	94%
UMTHGS	General & administrative - Shareholder Relations	13,000	5%	19,000	6%
		$270,000	100%	$316,000	100%

PSC	Loan Servicing Fee	$-	-	$1,000	100%

UDF III	Credit Enhancement Fees	19,000	100%	20,000	100%

UDF IV	Participation Interest Paid	822,000	100%	377,000	100%

UMTHLD	Admin and Origination Fees Paid	67,000	100%	77,000	100%

The table below summarizes the approximate expenses associated with related parties for the three months ended June 30, 2014 and 2013:

Related Party Expenses:
		For Three Months Ended
Payee	Purpose	June 30, 2014		June 30, 2013
UMTHGS	Trust administration fees	$250,000	93%	$250,000	93%
UMTHGS	General & administrative - Shareholder Relations	19,000	7%	19,000	7%
UMTHGS	General & administrative - Misc.	1,000	0%	-	-
		$270,000	100%	$269,000	100%

PSC	Loan Servicing Fee	$-	-	$1,000	100%
PSC	General & administrative - Misc.	11,000	100%	-	-
		$11,000	100%	$1,000	100%

UMTH	Debt Placement Fees	19,000	100%	8,000	100%

UDF III	Credit Enhancement Fees	26,000	100%	19,000	100%

The table below summarizes the approximate payments associated with related parties for the six months ended June 30, 2014 and 2013:

Related Party Payments:
		For Six Months Ended
Payee	Purpose	June 30, 2014		June 30, 2013
UMTHGS	Trust administration fees	$507,000	92%	$616,000	94%
UMTHGS	General & administrative - Shareholder Relations	47,000	8%	38,000	6%
		$554,000	100%	$654,000	100%

PSC	Loan Servicing Fee	$-	-	$3,000	100%

UDF III	Credit Enhancement Fees	37,000	100%	40,000	100%

UDF IV	Participation Interest Paid	1,880,000	100%	719,000	100%

UMTHLD	Admin and Origination Fees Paid	159,000	100%	131,000	100%

The table below summarizes the approximate expenses associated with related parties for the six months ended June 30, 2014 and 2013:

Related Party Expenses:
		For Six Months Ended
Payee	Purpose	June 30, 2014		June 30, 2013
UMTHGS	Trust administration fees	$500,000	93%	$500,000	93%
UMTHGS	General & administrative - Shareholder Relations	38,000	7%	38,000	7%
UMTHGS	General & administrative - Misc.	1,000	0%	-	-
		$539,000	100%	$538,000	100%

PSC	Loan Servicing Fee	$-	-	$3,000	100%
PSC	General & administrative - Misc.	14,000	100%	-	-
		$14,000	100%	$3,000	100%

UMTH	Debt Placement Fees	39,000	100%	15,000	100%

UDF III	Credit Enhancement Fees	48,000	100%	40,000	100%

6.	Fair Value of Financial Instruments

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

During August 2009, the Company entered into a term line of credit facility with a bank for $5,000,000. The line of credit bears interest at prime plus one percent, with a floor of 5.5% and requires monthly interest payments. Principal and all unpaid interest will be due at maturity, which was originally August 29, 2012. Effective September 5, 2012, this term line of credit facility was renewed with the lender and the principal and all unpaid interest will be due at maturity, September 5, 2015. All other terms remain the same. The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit. The outstanding balance on this line of credit was approximately $5,000,000 and $4,376,000 at June 30, 2014 and December 31, 2013, respectively.

On May 27, 2011, the Company entered into a term line of credit facility with a bank for $4,300,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest was due at maturity, which was originally May 27, 2014. Effective May 27, 2014 this term line of credit facility was renewed with the lender, the loan commitment was increased to $5,000,000 and principal and all unpaid interest will be due at maturity, May 27, 2017. All other terms remain the same. The line is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at June 30, 2014 and December 31, 2013 was approximately $793,000, and 1,593,000, respectively.

On October 26, 2011, the Company entered into a term line of credit facility with a bank for $5,000,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is October 26, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at June 30, 2014 and December 31, 2013, was approximately $557,000, and $546,000, respectively.

On July 22, 2013, the Company entered into a revolving line of credit facility with a bank for $15,000,000. The loan bears interest at prime plus one percent, with a floor of 4.75%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is July 22, 2016. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at June 30, 2014 and December 31, 2013 was approximately $4,542,000, and $1,167,000, respectively.

The Company was in compliance with all of its debt covenants as of June 30, 2014, and December 31, 2013.

8.	Notes Payable

On April 21, 2010, the Company entered into a term loan credit facility with a bank for $1,600,000. The loan bears interest at prime plus one percent, with a floor of 7.0%, and requires monthly interest payments. Principal and all unpaid interest were due at maturity which was October 21, 2012. The term loan credit facility was extended effective December 21, 2012 with an amended maturity date of December 19, 2013, and an interest rate reduction from 7.0% to 5.5%. Effective February 19, 2013, the maturity date was extended to December 18, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at both June 30, 2014 and December 31, 2013, was approximately $567,000.

On January 27, 2011, the Company initiated a private offering of Secured Subordinated Notes (“Notes,” to accredited investors “Note Holders”). The Notes are being offered through a wholly-owned subsidiary, UMT Home Finance II, L.P. (“HF II”). HF II is a Delaware limited partnership that was formed on November 29, 2010 as a special purpose entity, for the purpose of originating and holding loans made to fund the acquisition of finished lots and the construction of single-family homes on the subject lots. HF II will issue up to $5 million in 7.5% Notes. The Notes are secured by an undivided security interest on the pool of loans owned by HF II. The offering of the Notes is not registered under the Securities Act, in reliance upon the exemption from registration for non-public offerings provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. As of June 30, 2014 and December 31, 2013, total notes payable outstanding were approximately $4,729,000 and $4,275,000, respectively.

Below is a Five Year Maturity Schedule of all notes payable:

	2014	2015	2016	2017	2018	Thereafter	Total
Notes Payable Maturity	-	-	$300,000	$305,000	$3,670,000	$454,000	$4,729,000

As of June 30, 2014, the Company had seventeen Notes Payable to various non-related parties totaling approximately $1,615,000. As of December 31, 2013, the Company had ten notes payable to various non-related parties totaling approximately $1,347,000. These Notes bear interest at the rate of 7.5% per annum and require interest only payments on a monthly basis. These Notes are secured by an undivided security interest in the pool of construction loans funded for the construction of single-family homes by UMT Home Finance, L.P. a wholly-owned and consolidated subsidiary of United Mortgage Trust.

Below is a Five Year Maturity Schedule of all notes payable:

	2014	2015	2016	2017	2018	Thereafter	Total
Notes Payable Maturity	-	-	-	-	$1,347,000	$268,000	$1,615,000

9.	URHF Preferred Equity Offering

On February 24, 2014, the Company initiated a private offering of Preferred Limited Partner Equity Units (“Preferred Equity Units”) to accredited investors (“Preferred Equity Unit Holders”). The Preferred Equity Units to Preferred Equity Unit Holders are being offered by URHF. URHF is a Delaware limited partnership formed for the purpose of investing in loans made to fund the acquisition of land and development of single family lots, loans for the acquisition of finished lots, loans secured by model homes and loans for the construction of new homes (“Loans”). URHF will issue up to $15.5 million in 5.5% Preferred Limited Partner Equity Units to Preferred Equity Unit Holders who will become Limited Partners in URHF. Each Preferred Equity Unit represents a 0.3225% ownership interest in the Partnership based upon a total of three hundred ten (310) Preferred Units. Preferred Equity Unit ownership interest does not include a General Partner Interest or a Limited Partner Interest owned by the Original Limited Partner, United Mortgage Trust. The offering of the Preferred Equity Units is not registered under the Securities Act, in reliance upon the exemption from registration for non-public offerings provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. As of June 30, 2014, 21 Preferred Units have been sold for $1,050,000. The Preferred Equity Units are reflected as Noncontrolling Interest on the consolidated financial statements.

10.	Share Redemption Program

There is currently no established public trading market for our shares. As an alternative means of providing limited liquidity for our shareholders, we maintain a Share Redemption Plan, (“SRP”).  Our trustees have the discretion to modify or terminate the SRP upon 30 days’ notice. Under the terms of our plan as modified and effective on May 1, 2009, shareholders who have held their shares for at least one year are eligible to request that we repurchase their shares. In any consecutive 12 month period we may not repurchase more than 5% of the outstanding shares at the beginning of the 12 month period. The repurchase price is based on the “Net Asset Value” (NAV) as of the end of the month prior to the month in which the redemption is made. The NAV will be established by our Board of Trustees no less frequently than each calendar quarter. For reference, at June 30, 2014 and December 31, 2013, the NAV was $14.56 and $14.66 per share, respectively. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests. A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that the request is made within 270 days after of the event giving rise to such exigent circumstances. Shares are redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter are carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Repurchases are subject to cash availability and Trustee discretion. We have also purchased a limited number of shares outside of our SRP from shareholders pursuant to hardship requests.

Share repurchases have been at prices between $14.53 and $20 per share. Shares repurchased at the lower price were 1) shares held by shareholders for less than 12 months or 2) shares purchased outside of our SRP. Our stated NAV at June 30, 2014 and December 31, 2013, was $14.56 and $14.66 per share, respectively.

The Company complies with Distinguishing Liabilities from Equity topic of FASB ASC, which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value. We believe that shares tendered for redemption by shareholders under the Company’s share redemption program do not represent a mandatory obligation until such redemptions are approved at the discretion of our board of trustees. At such time, we will reclassify such obligations from equity to an accrued liability based upon their respective settlement values.

The following table sets forth information relating to shares of beneficial interest repurchased into treasury during the period covered by this report.

Month	Total number of shares repurchased	Average Purchase Price	Total number of shares purchased as part of a publicly announced plan	Total number of shares purchased outside of plan
January	1,795	$14.76	1,795	-
February	2,188	$14.76	2,188	-
March	627	$14.76	627	-
April	1,603	$14.66	1,603	-
May	2,324	$14.66	2,324	-
June	1,039	$14.53	1,039	-
Totals	9,576	$14.70	9,576	-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the availability of and our ability to find suitable mortgage investments; changes in general conditions in the housing and mortgage financing markets including the impact thereof on the homebuilding industry, changes in U.S. and global economic and credit market conditions , the impact changes to tax and other laws affecting our industry, changes in interest rates, our ability to adapt to changing circumstances, the continued financial viability of  affiliates to whom we have extended loans, the level of reinvestment of dividends by our shareholders in our dividend reinvestment plan and the requirement to maintain our qualification as a real estate investment trust.  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore we cannot give assurance that such statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or by any other person that the results or conditions described in such statements or in our objectives and plans will be realized. Readers should carefully review our financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2013, as well as those statements contained in this report, and in our other filings with the Securities and Exchange Commission.

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

General Investment Information

United Mortgage Trust (the “Company”) is a Maryland real estate investment trust that qualifies as a real estate investment trust (a “REIT”) under federal income tax laws. Our principal investment objectives are to invest proceeds from our dividend reinvestment plan, financing proceeds, capital transaction proceeds and retained earnings in following types of investments:

(i)	lines of credit and secured loans for the acquisition and development of single-family home lots, referred to as “Land Development Loans;”

(ii)	lines of credit and loans secured by developed single-family lots, referred to as “Finished Lot Loans;”

(iii)	lines of credit and loans secured by completed model homes, referred to as “Model Home Loans;”

(iv)	lines of credit and loans, with terms of 18 months or less, secured by single family lots and homes constructed thereon, referred to as “Construction Loans;”

(v)	to provide credit enhancements to real estate developers, homebuilders, land bankers and other real estate investors who acquire real property, subdivide real property into single-family residential lots, acquire finished lots and/or build homes on such lots referred to as “Credit Enhancements;”

(vi)	discounted cash flows secured by assessments levied on real property; and

(vii)	senior or subordinate securities backed by finished lot loans and/or development loans referred to as “Securitizations.”

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

We no longer purchase interim loans. We continue to invest in Land Development Loans, Finished Lot Loans, Construction Loans and Model Home Loans because, 1) Land Development Loans, Construction Loans and Finished Lot Loans have provided us with suitable collateral positions, well capitalized borrowers and attractive yields; and, 2) Model Home Loans are expected to provide us with suitable collateral positions, well capitalized borrowers and attractive yields; and 3) Securitizations offer us the ability to leverage our investment in finished lot and development loans. As we phase out of interim loans and our secured, subordinated line of credit to UMTH Lending Company, L.P. we are increasing the percentage of our portfolio invested in Land Development Loans, Finished Lot Loans, Model Home Loans, Construction Loans and Securitizations, until market conditions indicate the need for an adjustment of the portfolio mix.

The following table illustrates the percentage of our mortgage portfolio dedicated to each mortgage loan category as of June 30, 2014 and December 31, 2013:

Mortgage Category:	June 30, 2014	December 31, 2013
First lien secured interim mortgages 12 months or less and residential mortgages	14%	15%
Secured line of credit to UMTHLC	7%	7%
Land development loans	68%	70%
Finished lot loans	3%	1%
Construction loans	8%	7%

The following table summarizes mortgage loans by type and original loan amount held by United Mortgage Trust at June 30, 2014.

Description	No. of Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face amount of Mortgage (1)	Carrying amount of Mortgage (2)	Past Due Amounts (3)
Single family residential 1st mortgages and interim loans (5):
Original balance $50,000 - $99,999	66	7.0% - 12.75%	12/3/15 – 5/19/36	n/a	n/a	$345,895	$282,029	$3,102
Original balance $20,000 - $49,999	124	9.0% - 12.75%	4/1/17 – 7/01/32	n/a	n/a	347,706	283,505	-
Original balance under $20,000	2	11.0% - 14.5%	11/1/14 – 9/1/31	n/a	n/a	9,809	7,998	290

First Lien secured interim mortgages
Ready America Funding (4)	7	14.0%	n/a	n/a	n/a	16,105,738	16,105,738	-

Secured, LOC to UMTH Lending Co., L.P. (4), (5)	1	12.5%	n/a	n/a	n/a	7,576,966	7,576,966	-

Land Development Loans
UDF III Economic Interest Participation	2	9.25%	12/31/14	n/a	n/a	78,574,519	78,574,519	-

Construction Loans	9	13.0%	10/28/14-1/15/2017	n/a	n/a	12,700,740	12,700,740	-
Totals	211					$115,661,373	$115,531,495	$3,392

(1)	Current book value of loans.
(2)	Net of allowance for loan losses on mortgage loans of $129,878 at June 30, 2014.
(3)	Principal amounts greater than thirty (30) days past due.
(4)	Lines of credit with Ready America Funding and UMTH Lending Co., L.P. are collateralized by 10 loans and 1 loan, respectively. Principal amounts due upon disposition of assets.
(5)	The Company has a first lien collateral position in these loans funded by the originator. The advances to the originator do not have specific maturity dates.

Below is a reconciliation and walk forward of mortgage loans, net of allowance for loan losses, for the six months ended June 30, 2014.

Balance at beginning of period	$111,986,546
Additions during period:
Investments in (collections of) principal	3,623,224
Deductions during period:
Other decreases	(76,450)
Other (net change in allowance for loan loss)	(1,825)
Balance at close of period	$115,531,495

Material Trends Affecting Our Business

We are a real estate investment trust and derive a substantial portion of our income from loans secured by single-family homes (both finished homes and homes under construction), single-family home lots, and entitled land under development into single-family home lots. We continue to concentrate our investment activities in the southwest sections of the United States, particularly in Texas. We believe these areas continue to experience demand for new construction of single-family homes, however the U.S. housing market suffered declines from 2007 to 2009, particularly in geographic areas that had experienced rapid growth, steep increases in property values and speculation. However, we expect to see continued healthy demand for our products as the supply of new homes, finished lots and land is once again aligned with our market demand. Currently, the majority of our portfolio relates to property located in the state of Texas, and we intend to invest in markets that demonstrate similarly sound economic and demand fundamentals – fundamentals that we believe will be the drivers of the recovery – and balanced supplies of homes and finished lots.

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

We believe that the overall housing market continues to recover and strengthen, and that the recovery will vary by market, led by those housing markets with stronger demand fundamentals and more balanced supplies of land and housing inventory relative to demand. We believe that the continued strengthening of the recovery depends on adequate supplies of both finished lots and homes available for purchase, as well as the continued recovery of the consumer. We believe consumers remain cautious due to the uncertainty still present in many economic indicators, such as elevated unemployment and under-employment, low wage growth, slow economic growth and events associated with tightened federal fiscal policy.

We expect demand to continue to rise at a moderate rate over an extended period of time, driven by economic improvement, job creation, historically low interest rates, attractive housing affordability levels, slow relaxation of the mortgage underwriting environment, low production of single family homes and an expected rise in the number of household formations. Nevertheless, the pace of the housing recovery and our future results could be negatively affected by weakening economic conditions, decreases in the level of employment, underemployment and housing demand, decreased home affordability, significant increases in mortgage interest rates or tightening of mortgage lending standards.

We face a risk of loss resulting from adverse changes in interest rates. Changes in interest rates may impact demand for our real estate finance products, the rate of interest we receive on our loans receivable and the rate of interest we pay on outstanding loans. If interest rates increase or if mortgage financing underwriting criteria become more restrictive, demand for single-family residences may decrease, and developers and builders may be unable to generate sufficient cash flow from the sale of land parcels, finished lots or homes to repay loans from us. In some instances, the loans we make will be junior in the right of repayment to senior lenders, who will provide loans representing 60% to 75% of total project costs. As senior lender interest rates available to our borrowers increase, demand for our mortgage loans may decrease, and vice versa.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND JUNE 30, 2013

Revenues

Revenues for the three months ended June 30, 2014, were approximately $1,259,000 compared to approximately $1,609,000 for the comparable period in the prior year. The decrease of approximately $350,000 was due primarily to a decrease of approximately $381,000 of interest income received and earned on the recourse notes, a decrease of approximately $11,000 of interest income earned on the UMTHLC deficiency note, a decrease of approximately $23,000 of interest income earned on the residential mortgage portfolio, and a decrease of approximately $52,000 earned on the UDF I Loan. These amounts were partially offset by an increase in interest income earned on the construction and finished lot loans portfolio of approximately $118,000. The decreases in deficiency note and residential mortgage loan interest income were due to lower outstanding balances in these loan categories during the three months ended June 30, 2014 compared to the same period in the prior year. The decrease in the UDF I Loan interest income was due to the reduction in interest rate from 14% to 9.25% between years. Revenues from interim loans accounted for approximately 19% of revenues for the three months ended June, 2014 compared to 15% in the same period in the prior year.

Revenues for the six months ended June 30, 2014, were approximately $2,467,000 compared to approximately $2,947,000 for the comparable period in the prior year. The decrease of approximately $480,000 was due primarily to a decrease in the recognition of interest income from the recourse notes of approximately $561,000, a decrease in interest income earned of approximately $34,000, and $53,000 on the UMTHLC deficiency note, and residential mortgages, respectively, and a decrease of approximately $107,000 earned on the UDF I Loan. These amounts were partially offset by an increase in interest income earned on the construction and finished lot loans portfolio of approximately $275,000. The decreases in deficiency note and residential mortgage loan interest income were due to lower outstanding balances in these loan categories during the six months ended June 30, 2014 compared to the same period in the prior year. The decrease in the UDF I Loan interest income was due to the reduction in interest rate from 14% to 9.25% between years. Revenues from interim loans accounted for approximately 19% of revenues for the three months ended June 30, 2014 compared to 16% in the same period in the prior year.

During the three months ended June 30, 2014 and June 30, 2013, approximately 44% and 31%, respectively, of our revenues were derived from lines of credit and lot banking transactions, (these secured loans for the acquisition and development of single-family home lots are referred to as “land development loans”, “construction loans” and “lot banking transactions”). During the six months ended June 30, 2014 and June 30, 2013, approximately 43% and 31%, respectively, of our revenues were derived from lines of credit and lot banking transactions. At June 30, 2014, our investment in the lines of credit to our affiliate, UDF, through the Economic Interest Agreement, and lot banking transactions, was approximately $79 million. We anticipate our investment in construction loans will increase during the remainder of 2014, facilitated by the Company’s lines of credit and continued emphasis on this type of investment activity.

During the three and six months ended June 30, 2013 approximately 24% and 19%, respectively, of our revenues were derived from secured promissory notes issued by affiliates pursuant to their accrued obligations to reimburse UMT for any defaulted loans that we acquired from them, which notes we refer to as “Recourse Obligations.” The Company did not record any revenues associated with these notes during the three and six months ended June 30, 2014.

Expenses

Noninterest operating expenses for the three months ended June 30, 2014 and June 30, 2013, were approximately $542,000 and $568,000, respectively. Noninterest operating expenses for the six months ended June 30, 2014 and June 30, 2013, were approximately $867,000 and $1,108,000, respectively. The decrease for the three months ended June 30, 2014 from the same period in prior year is primarily due to lower accounting expenses of approximately $16,000, lower legal fees of approximately $15,000 and lower REO expenses of approximately $13,000, offset by higher commission expenses of approximately $21,000. The decrease for the six months ended June 30, 2014 is due primarily to variances in the aforementioned expenses. Other material fluctuations in operating expense line items are discussed below for the three and six month periods ended June 30, 2014 and 2013:

Trust administration fees – The Company recorded $250,000 in Trust administration fees for each of the three month periods ended June 30, 2014 and 2013, respectively and $500,000 for each of the six month periods ended June 30, 2014 and 2013, respectively. The trust administration fee increases and decreases as our invested assets increase or decrease as we draw on or pay down the credit facility that we use to acquire mortgage investments. Trust administration fees paid in 2014 and 2013 are limited to the lesser of i) 1% of our average invested assets or ii) $1,000,000.

Interest expenses (including related and unrelated parties) – The Company recorded approximately $319,000 and $216,000 (48% increase) in interest expense between the comparable three month periods ended June 30, 2014 and 2013, respectively, and $616,000 and $411,000 (50% increase) between the comparable six month periods ended June 30, 2014 and 2013, respectively. The unrelated party interest increase was primarily due to an increase in the total outstanding lines of credit for funding the new construction and finished lot loan portfolios, and the increase in outstanding private notes.

Provision for loan losses - The Company recorded a provision for loan losses for the three months ended June 30, 2014 and 2013, of approximately $333,000 and $357,000, respectively. For the six months ended June 30, 2014 and 2013, the Company recorded a provision for loan losses of approximately $808,000 and $877,000, respectively. The Company realized actual loan losses of approximately $123,000 and $107,000 during the comparable three-month periods of 2014 and 2013, respectively. The Company realized actual loan losses of approximately $288,000 and $417,000 during the comparable six-month periods of 2014 and 2013, respectively. Loss reserves are estimates of future losses based on historical default rates, estimated losses on the sale of real estate owned and expectations of future economic conditions and activity. The Company continually re-evaluates collateral value on specific loans deemed to be affected by current mortgage and housing environments and intends to establish reserves for any expected deficiencies that are not otherwise secured. From inception through June 30, 2014, the Company has acquired approximately $987 million of loans. The Company has recorded losses approximating .54% of those assets to date. The Company anticipates loan losses to continue, primarily in our long-term and un-affiliated residential loan portfolio, and therefore continue to assess the adequacy of our loan loss reserves.

General and administrative expenses (including related parties) – The Company recorded approximately $292,000 and $316,000 (a 8% decrease) in general and administrative expenses between the comparable three month periods ended June 30, 2014 and 2013, respectively, and approximately $367,000 and $605,000 (a 39% decrease) between the comparable six month periods ended June 30, 2014 and 2013, respectively. The decrease was primarily due to lower accounting, legal and REO expenses discussed above that were partially offset by increased commission costs.

Net income was approximately $65,000 and $468,000 for the three months ended June 30, 2014 and 2013, respectively, and approximately $175,000 and $551,000 for the six months ended June 30, 2014 and 2013, respectively. Specific variances are explained in more detail above. Earnings per share of beneficial interest for the three months ended June 30, 2014 and 2013, were $0.01 and $0.07 per share, respectively, and $0.03 and $0.09 per share for the six months ended June 30, 2014 and 2013, respectively.

Distributions

The Company’s dividend rate is fixed quarterly by our trustees, based on earnings projections. As such, the dividend rate may fluctuate up or down. Earnings are affected by various factors including use of leverage, current yield on investments, loan losses, general and administrative operating expenses and amount of non-income producing assets. Distributions, per weighted average share of beneficial interest, to shareholders were $0.14 per share for the three months ended June 30, 2014 and 2013, respectively, and $0.29 per share for the six months ended June 30, 2014 and 2013, respectively. The dividend portion of the distribution was $0.01 for the three months ended June 30, 2014 and $.07 for the three months ended June 30, 2013. The dividend portion of the distribution was $0.03 and $0.09 for the six months ended June 30, 2014 and 2013, respectively. The portion of these distributions that did not represent a dividend represented a return of capital.

LIQUIDITY AND CAPITAL RESOURCES FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

Sources and Uses of Funds

Cash flows from operating activities are generally the result of net income adjusted for provision for loan losses, depreciation and amortization expense and (increases) decreases in accrued interest receivable and accounts payable and accrued liabilities (including related parties). Cash used in operations was approximately $1,481,000 during the six months ended June 30, 2014 driven primarily by lower net income and a decrease in accounts payable and accrued liabilities, related parties. Cash provided by operations was approximately $302,000 during the six months ended June 30, 2013.

Cash flows from investing activities generally reflect fundings and payments received from lending activities. Cash used in investing activities was approximately $2,573,000 and $1,451,000 in the six months ended June 30, 2014 and June 30, 2013, respectively, primarily from advances in lines of credit receivable from non-related parties, partially offset by net receipts from residential mortgages, related party deficiency notes and real estate owned.

Cash flows from financing activities generally reflect proceeds from the issuance of shares, borrowings or repayments on the lines of credit, the purchase of treasury stock and the payment of dividends. Cash provided by financing activities was approximately $3,087,000 and $1,917,000 during the six months ended June 30, 2014 and June 30, 2013, respectively. The primary sources are the proceeds from the issuance of shares of beneficial interest, draws on lines of credit, preferred equity contributions and proceeds from notes payable. The primary uses are the purchase of treasury stock and the payment of dividends. The increase in cash provided by financing activities during the six months ended June 30, 2014, compared to the prior period was primarily due to the draws of lines of credit and the sale of Preferred Equity Units in URHF.

Credit Facilities

During August 2009, the Company entered into a term line of credit facility with a bank for $5,000,000. The line of credit bears interest at prime plus one percent, with a floor of 5.5% and requires monthly interest payments. Principal and all unpaid interest will be due at maturity, which was originally August 29, 2012. Effective September 5, 2012, this term line of credit facility was renewed with the lender and the principal and all unpaid interest will be due at maturity, September 5, 2015. All other terms remain the same. The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit. The outstanding balance on this line of credit was approximately $5,000,000 and $4,376,000 at June 30, 2014 and December 31, 2013, respectively.

On April 21, 2010, the Company entered into a term loan credit facility with a bank for $1,600,000. The loan bears interest at prime plus one percent, with a floor of 7.0%, and requires monthly interest payments. Principal and all unpaid interest were due at maturity which was October 21, 2012. The term loan credit facility was extended effective December 21, 2012 with an amended maturity date of December 19, 2013, and an interest rate reduction from 7.0% to 5.5%. Effective February 19, 2013, the maturity date was extended to December 18, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at both June 30, 2014 and December 31, 2013, was approximately $567,000.

On January 27, 2011, the Company initiated a private offering of Secured Subordinated Notes (“Notes,” to accredited investors “Note Holders”). The Notes are being offered through a wholly-owned subsidiary, UMT Home Finance II, L.P. (“HF II”). HF II is a Delaware limited partnership that was formed on November 29, 2010 as a special purpose entity, for the purpose of originating and holding loans made to fund the acquisition of finished lots and the construction of single-family homes on the subject lots. HF II will issue up to $5 million in 7.5% Notes. The Notes are secured by an undivided security interest on the pool of loans owned by HF II. The offering of the Notes is not registered under the Securities Act, in reliance upon the exemption from registration for non-public offerings provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. As of June 30, 2014 and December 31, 2013, total notes payable outstanding were approximately $4,729,000 and $4,275,000, respectively.

Below is a Five Year Maturity Schedule of all notes payable:

	2014	2015	2016	2017	2018	Thereafter	Total
Notes Payable Maturity	-	-	$300,000	$305,000	$3,670,000	$454,000	$4,729,000

On May 27, 2011, the Company entered into a term line of credit facility with a bank for $4,300,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest was due at maturity, which was originally May 27, 2014. Effective May 27, 2014 this term line of credit facility was renewed with the lender, the loan commitment was increased to $5,000,000 and principal and all unpaid interest will be due at maturity, May 27, 2017. All other terms remain the same. The line is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at June 30, 2014 and December 31, 2013 was approximately $793,000, and 1,593,000, respectively.

On October 26, 2011, the Company entered into a term line of credit facility with a bank for $5,000,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is October 26, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at June 30, 2014 and December 31, 2013, was approximately $557,000, and $546,000, respectively.

On July 22, 2013, the Company entered into a revolving line of credit facility with a bank for $15,000,000. The loan bears interest at prime plus one percent, with a floor of 4.75%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is July 22, 2016. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at June 30, 2014 and December 31, 2013 was approximately $4,542,000 and $1,167,000, respectively.

As of June 30, 2014, the Company had seventeen Notes Payable to various non-related parties totaling approximately $1,615,000. As of December 31, 2013, the Company had ten notes payable to various non-related parties totaling approximately $1,347,000. These Notes bear interest at the rate of 7.5% per annum and require interest only payments on a monthly basis. These Notes are secured by an undivided security interest in the pool of construction loans funded for the construction of single-family homes by UMT Home Finance, L.P. a wholly-owned and consolidated subsidiary of United Mortgage Trust.

Below is a Five Year Maturity Schedule of all notes payable:

	2014	2015	2016	2017	2018	Thereafter	Total
Notes Payable Maturity	-	-	-	-	$1,347,000	$268,000	$1,615,000

The Company was in compliance with all of its debt covenants as of June 30, 2014, and December, 2013.

Our primary sources of funds for liquidity consist of our dividend reinvestment plan, repayments of principal on our loans made to purchase mortgage investments, preferred equity contributions, and bank lines of credit. The table below summarizes certain liquidity sources and uses for the six-month periods ended June 30, 2014 and June 30, 2013:

	2014	2013
Shares issued	7,546	7,557
Proceeds from issuance of shares of beneficial interest	$111,000	$114,000
Number of shares returned to treasury	9,576	10,139
Purchase of treasury stock	$(141,000)	$(153,000)
Principal receipts:
First lien mortgage notes and trust receivables	$63,000	$1,965,000
Real estate owned (investments)	$119,000	$564,000
Interim loans, related parties	$283,000	$1,876,000
Lines of credit	$(3,039,000)	$(6,106,000)
Lines of credit, related parties	-	$(15,000)
Sale of preferred equity units in URHF	1,050,000	-
Net borrowings (repayments) - lines of credit payable	3,210,000	$(80,000)
Net borrowings - notes payable	$722,000	$3,902,000

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

Shares issued in the aggregate, as of June 30, 2014 and December 31, 2013, were 8,368,009 and 8,360,463, respectively. Shares retired to treasury through our share redemption plan in the aggregate were 1,933,271 and 1,923,695 through June 30, 2014 and December 31, 2013, respectively. Total shares outstanding were 6,434,738 and 6,436,767, at June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, inception to date gross offering proceeds from all public offerings were approximately $166,588,000 and net proceeds after fees, marketing reallowance and commissions were approximately $147,859,000.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, consisting of the individual who serves as our President, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2014. Based on such evaluation, management has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the second fiscal quarter of 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There is currently no established public trading market for our shares. As an alternative means of providing limited liquidity for our shareholders, we maintain a Share Redemption Plan, (“SRP”).  Under the terms of our plan as modified and effective on May 1, 2009, shareholders who have held their shares for at least one year are eligible to request that we repurchase their shares. In any consecutive 12 month period we may not repurchase more than 5% of the outstanding shares at the beginning of the 12 month period. The repurchase price is based on the “Net Asset Value” (NAV) as of the end of the month prior to the month in which the redemption is made. The NAV will be established by our Board of Trustees no less frequently than each calendar quarter. For reference, at June 30, 2014 and December 31, 2013, the NAV was $14.56 and $14.66 per share, respectively. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that the request is made within 270 days after of the event giving rise to such exigent circumstances. Shares are redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter are carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Previously, shares were redeemed monthly. Repurchases are subject to cash availability and Trustee discretion. We have also purchased a limited number of shares outside of our SRP from shareholders pursuant to hardship requests.

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

Share repurchases have been at prices between NAV, which is calculated and adjusted as necessary on a quarterly basis, and $20 per share. Shares repurchased at the lower price were 1) shares held by shareholders for less than 12 months or 2) shares purchased outside of our SRP. Our stated NAV at June 30, 2014 and December 31, 2013 was $14.56 and $14.66 per share, respectively.

The following table sets forth information relating to shares of beneficial interest repurchased into treasury during the period covered by this report.

Month	Total number of shares repurchased	Average Purchase Price	Total number of shares purchased as part of a publicly announced plan	Total number of shares purchased outside of plan
January	1,795	$14.76	1,795	-
February	2,188	$14.76	2,188	-
March	627	$14.76	627	-
April	1,603	$14.66	1,603	-
May	2,324	$14.66	2,324	-
June	1,039	$14.53	1,039	-
Totals	9,576	$14.70	9,576	-

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)	There has been no material default with respect to any of our indebtedness.

(b)	Not applicable.

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

UNITED MORTGAGE TRUST

Date: August 14, 2014	By	/s/ Stuart Ducote
President

