Form 10-Q
period 2014-09-30
UNITED MORTGAGE TRUST
filed 2014-11-14
CIK 101390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

☒ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes☐ No☒

The number of shares outstanding of the Registrant’s shares of beneficial interest, par value $0.01 per share, as of the close of business on November 14, 2014 was 6,430,667.

UNITED MORTGAGE TRUST

INDEX

PART I - FINANCIAL INFORMATION

UNITED MORTGAGE TRUST

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)	(audited)
Assets:
Cash and cash equivalents	$977,689	$1,108,300

Mortgage investments:
Investment in trust receivable	567,069	653,736
Investment in residential mortgages	-	65,335
Interim mortgages, related party	16,020,198	16,282,339
Allowance for loan losses	(129,878)	(128,053)
Total mortgage investments, net	16,457,389	16,873,357

Lines of credit receivable, related parties	92,015,850	86,151,485
Lines of credit receivable	14,845,197	8,961,704
Accrued interest receivable	3,473,914	1,882,012
Accrued interest receivable, related parties	12,634,911	10,968,042
Reserves – accrued interest receivable	(4,784,052)	(3,693,244)
Recourse obligations, related parties	20,248,849	20,094,279
Real estate owned, net	4,426,071	5,287,857
Deficiency notes	4,976,199	4,976,199
Deficiency note, related party	28,987,637	29,295,567
Allowance for loan losses – deficiency notes	(2,134,316)	(1,736,306)
Other assets	466,869	1,959,363

Total assets	$192,592,207	$182,128,615

Liabilities and Shareholders’ Equity
Liabilities:
Dividends payable	$311,000	$311,000
Lines of credit payable	14,187,296	7,682,920
Accounts payable and accrued liabilities	488,977	820,321
Accounts payable and accrued liabilities, related parties	587,846	1,939,695
Participation payable, related parties	76,073,270	70,835,104
Notes payable	7,577,656	6,190,656
Total liabilities	99,226,045	87,779,696

Commitments and contingencies

Shareholders’ Equity:
Shares of beneficial interest; $.01 par value; 100,000,000 shares authorized; 8,371,750 and 8,360,463 shares issued in 2014 and 2013, respectively; and 6,433,301 and 6,436,767 shares outstanding in 2014 and 2013, respectively	83,718	83,605
Additional paid-in capital	147,913,487	147,748,315
Cumulative distributions in excess of earnings	(18,953,107)	(16,411,341)
	129,044,098	131,420,579
Less treasury stock of 1,938,449 and 1,923,695 shares of beneficial interest in 2014 and 2013, respectively, at cost	(37,287,706)	(37,071,660)
Total United Mortgage Trust shareholders’ equity	91,756,392	94,348,919
Noncontrolling interest	1,609,770	-
Total equity	93,366,162	94,348,919
Total liabilities and shareholders’ equity	$192,592,207	$182,128,615

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest Income:
Interest on loans – related parties	$871,171	$1,023,288	$2,587,433	$3,440,756
Interest on loans	480,161	394,589	1,231,156	923,977
Total interest income	1,351,332	1,417,877	3,818,589	4,364,733

Interest Expense:
Interest expense – related parties	46,472	34,994	133,423	90,276
Interest expense	344,496	244,677	873,918	599,976
Total interest expense	390,968	279,671	1,007,341	690,252
Net interest income	960,364	1,138,206	2,811,248	3,674,481

Provision for loan losses	402,017	245,886	1,210,474	1,123,233
Net interest income after provision for loan losses	558,347	892,320	1,600,774	2,551,248

Noninterest Expense:
Trust administration fee – related parties	250,000	250,000	750,000	750,000
Loan servicing fee – related parties	216	1,221	555	4,142
General and administrative – related parties	19,084	19,137	71,605	57,573
General and administrative	229,477	238,550	544,014	805,301
Total noninterest expense	498,777	508,908	1,366,174	1,617,016

Net income	$59,570	$383,412	$234,600	$934,232
Less: net loss attributable to noncontrolling interest	8,254	-	21,058	-
Net income attributable to holders of shares of beneficial interest	$67,824	$383,412	$255,658	$934,232

Net income per share of beneficial interest	$0.01	$0.06	$0.04	$0.15

Weighted average shares outstanding	6,433,849	6,437,171	6,434,978	6,437,684

Distributions per weighted average shares outstanding	$0.14	$0.15	$0.43	$0.43

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net income	$234,600	$934,232
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	1,210,474	1,123,233
Depreciation and amortization	12,375	12,075
Changes in assets and liabilities:
Accrued interest receivable	(1,411,258)	53,346
Accrued interest receivable, related parties	(2,234,656)	(1,769,615)
Other assets	1,426,452	(344,631)
Accounts payable and accrued liabilities	(328,334)	(9,791)
Accounts payable and accrued liabilities, related parties	(1,229,205)	139,808
Net cash (used in) provided by operating activities	(2,319,552)	138,657

Investing Activities
Principal receipts on trust receivables	86,667	73,997
Principal receipts on residential mortgages	63,414	2,041,897
Principal receipts on deficiency notes	1,825	-
Principal receipts on interim mortgages and deficiency notes, related parties	418,846	1,941,573
Investments in recourse obligations, related parties	(2,159)	(268)
Principal receipts from recourse obligation, related parties	500	282,587
Principal investments in lines of credit receivable, related parties, net	-	(15,000)
Principal receipts from lines of credit receivable	49,249	25,416,602
Principal investments in lines of credit receivable	(5,232,344)	(30,348,296)
Investments in real estate owned	-	(11,224)
Proceeds from sale of real estate owned	128,924	595,207
Net cash used in investing activities	(4,485,078)	(22,925)

Financing Activities
Proceeds from issuance of shares of beneficial interest	165,285	169,000
Borrowings on lines of credit payable	8,138,583	3,130,278
Repayments on lines of credit payable	(1,634,207)	(2,788,336)
Proceeds from notes payable	1,637,000	5,600,000
Principal payments on notes payable	(250,000)	(1,779,783)
Purchase of treasury stock	(216,046)	(203,123)
Distributions	(2,825,596)	(2,798,776)
Proceeds from noncontrolling interest preferred equity units	1,659,000	-
Net cash provided by financing activities	6,674,019	1,329,260

Net (decrease) increase in cash and cash equivalents	(130,611)	1,444,992
Cash and cash equivalents at beginning of period	1,108,300	236,213
Cash and cash equivalents at end of period	$977,689	$1,681,205

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$768,887	$541,425
Supplemental Disclosure of Noncash Activity:
Transfers of loans to foreclosed properties or recourse obligations	$-	$344,587
Decrease residential mortgages	$47,749	$-
(Increase) decrease in participation receivable, related parties	$(5,238,166)	$2,635,964
Increase (decrease) in participation payable, related parties	$5,238,166	$(2,635,964)
(Increase) decrease in participation accrued interest receivable, related parties	$823,041	$2,857,739
Increase (decrease) in participation accrued interest payable, related parties	$(823,041)	$(2,857,739)
Decrease in accrued interest receivable, related parties	$654,909	$83,732
(Increase) decrease in interim mortgages and deficiency notes, related parties	$151,225	$(1,235,314)
Increase in recourse notes, related parties	$(152,911)	$(47,988)
Increase (decrease) in real estate owned	$(501,580)	$854,983
Decrease in interim mortgages and deficiency notes	$426,807	$-
(Increase) decrease lines of credit receivable, related parties	$(626,199)	$-

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

The Company follows the accounting for subsidiaries as set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 Consolidations. The consolidated financial statements include the accounts of the Company and its subsidiaries, in which the Company wholly owns, has a controlling financial interest or both: UMT Home Finance, L.P. (“UMT HF”), UMT Home Finance II, L.P. (“UMT HF II”), UMT Home Finance III, L.P. (“UMT HF III”), United Residential Home Finance, L.P. (“URHF”), UMT LT Trust, UMT Properties, LP and UMT 15th Street, LP. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2013, included in our Annual Report on Form 10-K filed with the SEC on March 31, 2014. Operating results for the nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

3.	Recent Accounting Standards and Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of UAS 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

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

As of September 30, 2014, the Company had two deficiency notes with non-related parties in the totaling approximately $4,976,000. One note in the amount of approximately $1,725,000 bears interest at a rate of 14% per annum. The second note in the amount of approximately $3,251,000 had a loss reserve of approximately $2,134,000. The Company does not accrue interest on this note as the underlying collateral value approximates the note balance, net of reserves.

As of December 31, 2013, the Company had two deficiency notes with non-related parties totaling of approximately $4,976,000. One note in the amount of approximately $1,725,000 bears interest at a rate of 14% per annum. The second note in the amount of approximately $3,251,000 had a reserve of approximately $1,736,000. The Company does not accrue interest on this note as the underlying collateral value approximates the note balance, net of reserves.

As of December 31, 2007, UMTH Lending Company, L.P. (“UMTHLC”) issued to the Company a variable amount promissory note in the amount of $5,100,000 to evidence its deficiency obligations to the Company.  The initial principal amount of the note was approximately $1,848,000. The principal balance as of September 30, 2014 and December 31, 2013 was approximately $28,988,000 and $29,296,000, respectively. The principal balance will fluctuate from time to time based on the underlying loan activity and the amount of deficiencies realized by the related party.  The note bears interest at 6% and requires quarterly principal and interest payments based on a ten-year (10) amortization for the outstanding principal balance.  The Company is negotiating an extension of this loan with UMTHLC with similar terms. The note is secured by a limited guaranty by UMTHGS, the Advisor, equal to a monthly amount not to exceed 33% of the advisory fee received by UMTHGS under the terms of its Advisory Agreement with the Company.

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

2) UMTHLC is a Delaware limited partnership, and subsidiary of UMTH.  The Company has loaned money to UMTHLC so it can make loans to its borrowers. The loans are collaterally assigned to the Company as security for the promissory note between UMTHLC and the Company. On March 26, 2009, the Company executed a secured line of credit promissory note with UMTHLC in the amount of $8,000,000. The note bears interest at 12.50% per annum, matured on September 26, 2012 and is secured by first lien mortgage interests in single family residential properties. The Company is negotiating a further extension of this loan with UMTHLC on similar terms. The outstanding balance on this line of credit at September 30, 2014 and December 31, 2013 was approximately $7,577,000.

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

4) RAFC is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter. RAFC is in the business of financing interim loans for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors. The Company continues to directly fund obligations under one existing RAFC loan, which was collaterally assigned to the Company, but does not fund new originations and the Company is in the process of foreclosing on the collateral in California. The unpaid principal balance of the loans at September 30, 2014 and December 31, 2013 was approximately $16,020,000 and $16,282,000, respectively.

5) Wonder Funding, LP (“Wonder”) is a Delaware limited partnership that is owned by RMC. RMC is beneficially owned by Craig Pettit, a partner of UMTH and the sole proprietor of two companies that own 50% of RAFC. Wonder is in the business of financing interim loans for the purchase of land and the construction of single family homes and the purchase and renovation of single family homes. The Company has ceased funding any new originations. As of September 30, 2014 and December 31, 2013, respectively, all remaining obligations owed by Wonder to the Company are included in the recourse obligations discussed below.

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

Name	Initial principal amount	Balance at September 30, 2014	Promissory Note principal amount (2)	Units/ indemnification pledged as security	C Units distributed during 2014	Units/ indemnification remaining	Estimated Collateral Value (3)
CRG	$2,725,442	$4,504,044	$4,300,000	4,984 Class C and 2,710 Class D	-	2,399 Class C and 2,710 Class D	$4,786,000
RAFC	$3,243,369	$10,325,267	$7,100,000	11,228Class C & 6,659 Class D	-	8,694 Class C & 6,659 Class D	$10,465,000
SCMI	$3,295,422	$3,448,002	$3,488,643	4,545 Class C and 3,000 Class D	-	985 Class C and 3,000 Class D	$3,872,000
RAFC / Wonder(1)	$1,348,464	$1,971,536	$1,400,000	1,657 Class C	-	1,482 Class C	$1,482,000
Wonder Indemnification (1)	n/a	n/a	n/a	$1,134,000	-	n/a	$822,000
Totals	$10,612,697	$20,248,849	$16,288,643				$21,427,000

(1)	Wonder is collateralized by an indemnification agreement from RMC in the original amount of $1,134,000, of which approximately $822,000 remains, and the pledge of 3,870 C Units. 2,213 of the pledged C Units also cross-collateralize the RAFC obligation.

(2)	The CRG, RAFC and Wonder balances at September 30, 2014, exceeded the stated principal amount per their variable Secured Notes by approximately $204,000, $3,225,000 and $572,000, respectively. Per the terms of the Secured Notes, the unpaid principal balance may be greater or less than the initial principal amount of the note and is not considered an event of default. The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the Unpaid Principal Balance (“UPB”) than originally anticipated and outpaced the minimum principal reductions scheduled for the loans.

(3)	Estimated collateral value reflects pledge of C and D units of limited partnership interest of UMTH held by WLL, Ltd. (“WLL”), RAFC and KLA, Ltd. (“KLA”) UMTH D units represent equity interests in UMT Holdings, LP. Pledge of the UMTH D units entitles the beneficiary to a pro-rata share of UMTH partnership D unit cash distributions.

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

The Secured Notes have also been guaranteed by the following entities under the arrangements described below, all of which are dated effective December 31, 2005:

-	UMTH. This guaranty is limited to a maximum of $2,111,641 of all amounts due under the Secured Notes.

-	WLL, a related party of CRG. This guaranty is of all amounts due under Secured Note from CRG, is non-recourse and is secured by an assignment of 2,492 Class C Units and 1,355 Class D units of limited partnership interest of UMT Holdings held by WLL, Ltd.

-	RMC. This guaranty is non-recourse, is limited to 50% of all amounts due under the Secured Note from RAFC and is secured by an assignment of 3,870 Class C units of limited partnership interest of UMT Holdings.

-	Wonder. Wonder Funding obligations are evidenced by a note from RAFC (RAFC/Wonder Note) and are secured by a pledge of a certain Indemnification Agreement given by UMTH to RAFC and assigned to UMT in the amount of $1,134,000, which amount is included in the UMTH limited guarantee referenced above.

-	SCMI. This guaranty is limited to a maximum of $2,213,000 due under the Secured Note from RAFC and is secured by an assignment of 2,213 Class C units of limited partnership interest of UMTH.

-	KLA. KLA has given the following limited guaranties: (1) Guaranty of obligations of SCMI under the First Amended and Restated Secured Variable Amount Promissory Note to the Company dated as of October 1, 2007 with a then current principal balance of $3,472,073 and secured by an assignment of 3,000 of Guarantor’s Class D units of partnership interest in UMTH (2) Guaranty of obligations of CRG under the First Amended and Restated Secured Variable Amount Promissory Note dated as of October 1, 2007 with a then current principal balance of $4,053,799 and secured by a pledge of 1,355 of Guarantor’s Class D units of partnership interest in UMTH.

In addition, WLL has obligations to UMTH under an indemnification agreement between UMTH, WLL and William Lowe, under which UMTH is indemnified for certain losses on loans and advances made to William Lowe by UMTH. That indemnification agreement allows UMTH to offset any amounts subject to indemnification against distributions made to WLL with respect to the Class C and Class D units of limited partnership interest held by WLL. Because WLL has pledged these Class C and Class D units to the Company to secure its guaranty of Capital Reserve Corp.'s obligations under its Secured Note, UMTH and the Company entered into an Intercreditor and Subordination Agreement under which UMTH has agreed to subordinate its rights to offset amounts owed to it by WLL to the Company’s lien on such units.

These loans were reviewed by management and no loss reserves on principal amounts are deemed necessary at September 30, 2014.

7) On June 20, 2006, the Company entered into a Second Amended and Restated Secured Line of Credit Promissory Note as modified by an amendment effective September 1, 2006 - (the "Amendment") to extend credit to UDF (“UDF I”), a Delaware limited partnership that is affiliated with the Company's Advisor, UMTHGS.  The Amendment increased an existing revolving line of credit facility to UDF (the "UDF I Loan") to $45,000,000. The purpose of the UDF I Loan is to finance UDF's loans and investments in real estate development projects. On July 29, 2009, our trustees approved an amendment to increase the revolving line of credit facility to an amount not to exceed $60,000,000. Effective December 31, 2010, the UDF I Loan was extended for a period of one year and the loan amount was increased from $60,000,000 to $75,000,000. Effective December 31, 2012, the UDF I Loan was extended for a second time for a period of one year and the UDF I Loan amount was increased from $75,000,000 to $82,000,000. Effective October 1, 2013, the UDF I Loan was extended for a period of one year and matures on December 31, 2014.

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

Pursuant to the Economic Interest Agreement, each time UDF requests an advance of principal under the UDF I Loan, UDF III will fund the required amount to UMT and UDF III’s economic interest in the UDF I Loan increases proportionately.  Because these advances are funded by UDF III and UMT recognizes an offsetting participation payable amount to UDF III, the Company does not earn any net interest income on the advances made under the Economic Interest Participation Agreement. UDF III’s economic interest in the UDF I Loan gives UDF III the right to receive payment from UMT of principal and accrued interest relating to amounts funded by UDF III to UMT which are applied towards UMT’s funding obligations to UDF under the UDF I Loan.  UDF III may abate its funding obligations under the Economic Participation Agreement at any time for a period of up to twelve months by giving UMT notice of the abatement.

The Option gives UDF III the right to convert its economic interest into a full ownership participation interest in the UDF I Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UDF I Loan and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UDF I Loan while UDF III owns an economic interest in the UDF I Loan.  If UDF III exercises its Option and acquires a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UDF III and UMT will participate in the control and management of the UDF I Loan. UDF III had funded approximately $76,073,000 and $70,835,000 to UDF under the Economic Interest Participation Agreement at September 30, 2014 and December 31, 2013. UMT had funded approximately $8,366,000 and $7,739,000 to UDF under this agreement at September 30, 2014 and December 31, 2013, respectively.

On July 22, 2013, the Company entered into a guaranty agreement (the “URHF Guaranty”) pursuant to which UDF IV guaranteed all amounts due associated with the URHF $15,000,000 revolving credit facility. The Company agreed to pay UDF IV a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the above term line of credit facility at the end of each month.

The following table summarizes the related party lines of credit receivable as of September 30, 2014 and December 31, 2013:

	2014	2013
UDF I	$8,366,000	$7,739,000
UDF III Economic Interest Participation Agreement	76,073,000	70,835,000
UMTHLC	7,577,000	7,577,000
Balance, end of period	$92,016,000	$86,151,000

8) Loans made to affiliates of the Advisor. The table below sets forth the aggregate principal amount of mortgages funded during the nine months ended September 30, 2014 and 2013, respectively, to the companies affiliated with the Advisor, and named in the table and aggregate amount of draws made by UMTHLC under the line of credit, during the three quarters indicated:

Related Party Company	2014	2013
UMTHLC	-	$15,000

9) As of August 1, 2006, (now subject to an Advisory Agreement effective January 1, 2009) the Company entered into an Advisory Agreement with UMTHGS. Under the terms of the agreement, UMTHGS is paid a monthly trust administration fee. The fee is calculated monthly depending on the Company’s annual distribution rate, ranging from 1/12th of 1% up to 1/12th of 2% of the amount of average invested assets per month.  During the three months ended September 30, 2014 and September 30, 2013 the expenses for the Company’s Advisor were approximately $250,000 in both periods and actual payments made were approximately $253,000 and $169,000, respectively. During the nine months ended September 30, 2014 and September 30, 2013, the expenses for the Company’s Advisor were approximately $750,000 in both periods and actual payments made were approximately $760,000 and $785,000, respectively. The Advisor and its affiliates are also entitled to reimbursement of costs of goods, materials and services obtained from unaffiliated third parties for the Company’s benefit, except for note servicing and for travel and expenses incurred in connection with efforts to acquire investments for the Company or to dispose of any of its investments.  The Company paid the Advisor approximately $13,000 and $19,000 in the three month periods ended September 30, 2014 and September 30, 2013, respectively, as reimbursement costs, and during the nine months ended September 30, 2014 and September 30, 2013, the Company paid the Advisor approximately $59,000 and $57,000, respectively, as reimbursement for costs, associated with providing shareholder relations activities, respectively.

The agreement also provides for a subordinated incentive fee equal to 25% of the amount by which the Company’s net income for a year exceeds a 10% per annum non-compounded cumulative return on its adjusted contributions. No incentive fee was paid during 2014 or 2013. In addition, for each year in which it receives a subordinated incentive fee, the Advisor will receive a 5-year option to purchase 10,000 Shares at a price of $20.00 per share (not to exceed 50,000 shares). As of September 30, 2014, the Advisor has not received options to purchase shares under this arrangement.

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

The Advisory Agreement also provides for the Company to pay to the Advisor, or an Affiliate of the Advisor, a debt placement fee.  The Company may engage the Advisor, or an Affiliate of the Advisor, to negotiate lines of credit on behalf of the Company.  UMT pays a negotiated fee, not to exceed 1% of the amount of the line of credit secured, upon successful placement of the line of credit. During both the three and nine months ended September 30, 2014 the Company paid no debt placement fees. During both the three and nine months ended September 30, 2013, the Company paid no debt placement fees and approximately $150,000 in debt placement fees, respectively, while expensing approximately $17,000 and $16,000 in the three months ended September 30, 2014 and September 30, 2013, respectively, and expensing approximately $56,000 and $32,000 in the nine months ended September 30, 2014, and September 30, 2013, respectively. These fees are amortized monthly, as an adjustment to interest expense, over the term of the credit facility agreements described in Note 7.

10) The Company pays loan servicing fees to PSC, a subsidiary of UMTH, under the terms of a Mortgage Servicing Agreement. The Company paid loan servicing fees of approximately $0, and $1,000 during the three months ended September 30, 2014, and September 30, 2013, respectively, and approximately $0, and $4,000, during the nine months ended September 30, 2014 and September 30, 2013, respectively. These fees have been reduced due to the decrease in the residential mortgage loan portfolio.

11) The Company pays “guarantee” credit enhancement fees to UDF III, an affiliate, as specified under the terms of UDF III’s guarantee of the UDF I Loan. During the three months ended September 30, 2014 and September 30, 2013, the Company made payments of approximately $35,000 and $19,000 and during the nine months ended September 30, 2014, and September 30, 2013, respectively, the Company paid credit enhancement fees of approximately $72,000 and $59,000, respectively. In the three months ended September 30, 2014 and September 30, 2013 the credit enhancement expenses were approximately $30,000 and $19,000, respectively, and in the nine months ended September 30, 2014 and September 30, 2013, the credit enhancement expenses were approximately $77,000 and $59,000, respectively.

12) UDF IV, a related party, is reimbursed for its degree of invested “participatory” interest in the Company’s construction loans, the degree of invested interest is not to exceed $2,000,000. The Company made payments of such participation interest, as a net amount against the construction loan interest, in the three months ended September 30, 2014 and September 30, 2013 of approximately $540,000 and $44,000, respectively, and in the nine months ended September 30, 2014 and September 30, 2013, in the amounts of approximately $2,420,000 and $763,000, respectively.

13) The Company pays UMTHLD administrative and origination fees for the construction loans in which UDF affiliates invest. The fees are withheld from construction draws funded to the borrower, and are in turn paid directly to UMTHLD. In the three months ended September 30, 2014 and September 30, 2013, administrative and origination fees were approximately $26,000 and $58,000, respectively, and in the nine months ended September 30, 2014 and September 30, 2013, administrative and origination fees were approximately $185,000 and $189,000, respectively.

The table below summarizes the approximate payments associated with related parties for the three months ended September 30, 2014 and 2013:

Related Party Payments:
		For Three Months Ended
Payee	Purpose	September 30, 2014		September 30, 2013
UMTHGS	Trust administration fees	$253,000	95%	$169,000	90%
UMTHGS	General & administrative - Shareholder Relations	13,000	5%	19,000	10%
		$266,000	100%	$188,000	100%

PSC	Loan Servicing Fee	$-	-	$1,000	100%
	General & administrative - Misc.	14,000	100%	-	-
		$14,000	100%	$1,000	100%

UMTH	Debt Placement Fees	-	-	150,000	100%

UDF III	Credit Enhancement Fees	35,000	100%	19,000	100%

UDF IV	Participation Interest Paid	540,000	100%	44,000	100%

UMTHLD	Admin and Origination Fees Paid	26,000	100%	58,000	100%

The table below summarizes the approximate expenses associated with related parties for the three months ended September 30, 2014 and 2013:

Related Party Expenses:
		For Three Months Ended
Payee	Purpose	September 30, 2014		September 30, 2013
UMTHGS	Trust administration fees	$250,000	93%	$250,000	93%
UMTHGS	General & administrative - Shareholder Relations	19,000	7%	19,000	7%
UMTHGS	General & administrative - Misc.	1,000	0%	-	-
		$270,000	100%	$269,000	100%

PSC	Loan Servicing Fee	$-	-	$1,000	100%
PSC	General & administrative - Misc.	-	-	-	-
		$-	-	$1,000	100%

UMTH	Debt Placement Fees	17,000	100%	16,000	100%

UDF III	Credit Enhancement Fees	30,000	100%	19,000	100%

The table below summarizes the approximate payments associated with related parties for the nine months ended September 30, 2014 and 2013:

Related Party Payments:
		For Nine Months Ended
Payee	Purpose	September 30, 2014		September 30, 2013
UMTHGS	Trust administration fees	$760,000	93%	$785,000	93%
UMTHGS	General & administrative - Shareholder Relations	59,000	7%	57,000	7%
		$819,000	100%	$842,000	100%

PSC	Loan Servicing Fee	$-	-	$4,000	100%
	General & administrative - Misc.	14,000	100%	-	-
		$14,000	100%	$4,000	100%

UMTH	Debt Placement Fees	-	-	150,000	100%

UDF III	Credit Enhancement Fees	72,000	100%	59,000	100%

UDF IV	Participation Interest Paid	2,420,000	100%	763,000	100%

UMTHLD	Admin and Origination Fees Paid	185,000	100%	189,000	100%

The table below summarizes the approximate expenses associated with related parties for the nine months ended September 30, 2014 and 2013:

Related Party Expenses:
		For Nine Months Ended
Payee	Purpose	September 30, 2014		September 30, 2013
UMTHGS	Trust administration fees	$750,000	93%	$750,000	93%
UMTHGS	General & administrative - Shareholder Relations	57,000	7%	57,000	7%
UMTHGS	General & administrative - Misc.	1,000	0%	1,000	-
		$808,000	100%	$808,000	100%

PSC	Loan Servicing Fee	$1,000	7%	$4,000	100%
PSC	General & administrative - Misc.	14,000	93%	-	-
		$15,000	100%	$4,000	100%

UMTH	Debt Placement Fees	56,000	100%	32,000	100%

UDF III	Credit Enhancement Fees	77,000	100%	59,000	100%

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

7. Lines of Credit Payable

During August 2009, the Company entered into a term line of credit facility with a bank for $5,000,000. The line of credit bears interest at prime plus one percent, with a floor of 5.5% and requires monthly interest payments. Principal and all unpaid interest will be due at maturity, which was originally August 29, 2012. Effective September 5, 2012, this term line of credit facility was renewed with the lender and the principal and all unpaid interest will be due at maturity, September 5, 2015. All other terms remain the same. The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit. The outstanding balance on this line of credit was approximately $5,000,000 and $4,376,000 at September 30, 2014 and December 31, 2013, respectively.

On May 27, 2011, the Company entered into a term line of credit facility with a bank for $4,300,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest was due at maturity, which was originally May 27, 2014. Effective May 27, 2014 this term line of credit facility was renewed with the lender, the loan commitment was increased to $5,000,000 and principal and all unpaid interest will be due at maturity, May 27, 2017. All other terms remain the same. The line is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at September 30, 2014 and December 31, 2013 was approximately $3,435,000, and $1,593,000, respectively.

On October 26, 2011, the Company entered into a term line of credit facility with a bank for $5,000,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is October 26, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at September 30, 2014 and December 31, 2013, was approximately $834,000, and $546,000, respectively.

On July 22, 2013, the Company entered into a revolving line of credit facility with a bank for $15,000,000. The loan bears interest at prime plus one percent, with a floor of 4.75%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is July 22, 2016. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at September 30, 2014 and December 31, 2013 was approximately $4,919,000, and $1,167,000, respectively.

The Company was in compliance with all of its debt covenants as of September 30, 2014, and December 31, 2013.

8. Notes Payable

On April 21, 2010, the Company entered into a term loan credit facility with a bank for $1,600,000. The loan bears interest at prime plus one percent, with a floor of 7.0%, and requires monthly interest payments. Principal and all unpaid interest were due at maturity which was October 21, 2012. The term loan credit facility was extended effective December 21, 2012 with an amended maturity date of December 19, 2013, and an interest rate reduction from 7.0% to 5.5%. Effective February 19, 2013, the maturity date was extended to December 18, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at both September 30, 2014 and December 31, 2013, was approximately $569,000.

On January 27, 2011, the Company initiated a private offering of Secured Subordinated Notes (“Notes”) to accredited investors (“Note Holders”). The Notes are being offered through a wholly-owned subsidiary, UMT Home Finance II, L.P. (“HF II”). HF II is a Delaware limited partnership that was formed on November 29, 2010 as a special purpose entity, for the purpose of originating and holding loans made to fund the acquisition of finished lots and the construction of single-family homes on the subject lots. HF II will issue up to $5 million in 7.5% Notes. The Notes are secured by an undivided security interest on the pool of loans owned by HF II. The offering of the Notes is not registered under the Securities Act, in reliance upon the exemption from registration for non-public offerings provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. As of September 30, 2014 and December 31, 2013, total notes payable outstanding were approximately $4,729,000 and $4,275,000, respectively.

As of September 30, 2014, the Company had twenty-three notes payable to various non-related parties totaling approximately $2,280,000. As of December 31, 2013, the Company had ten notes payable to various non-related parties totaling approximately $1,347,000. These Notes bear interest at the rate of 7.5% per annum and require interest only payments on a monthly basis. These Notes are secured by an undivided security interest in the pool of construction loans funded for the construction of single-family homes by UMT Home Finance, L.P. a wholly-owned and consolidated subsidiary of United Mortgage Trust.

Below is a Five Year Maturity Schedule of all notes payable:

Notes Payable Maturity	Amount
2014	$569,000
2015	-
2016	300,000
2017	305,000
2018	4,967,000
Thereafter	1,437,000
Total	$7,578,000

9. URHF Preferred Equity Offering

On February 24, 2014, the Company initiated a private offering of Preferred Limited Partner Equity Units (“Preferred Equity Units”) to accredited investors (“Preferred Equity Unit Holders”). The Preferred Equity Units to Preferred Equity Unit Holders are being offered by URHF. URHF is a Delaware limited partnership formed for the purpose of investing in loans made to fund the acquisition of land and development of single family lots, loans for the acquisition of finished lots, loans secured by model homes and loans for the construction of new homes (“Loans”). URHF will issue up to $15.5 million in 5.5% Preferred Limited Partner Equity Units to Preferred Equity Unit Holders who will become Limited Partners in URHF. Each Preferred Equity Unit represents a 0.3225% ownership interest in the Partnership based upon a total of three hundred ten (310) Preferred Units. Preferred Equity Unit ownership interest does not include a General Partner Interest or a Limited Partner Interest owned by the Original Limited Partner, United Mortgage Trust. The offering of the Preferred Equity Units is not registered under the Securities Act, in reliance upon the exemption from registration for non-public offerings provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. As of September 30, 2014, 21 Preferred Units have been sold for $1,659,000. The Preferred Equity Units are reflected as Noncontrolling Interest on the consolidated financial statements.

10. Share Redemption Program

There is currently no established public trading market for our shares. As an alternative means of providing limited liquidity for our shareholders, we maintain a Share Redemption Plan, (“SRP”).  Our trustees have the discretion to modify or terminate the SRP upon 30 days’ notice. Under the terms of our plan as modified and effective on May 1, 2009, shareholders who have held their shares for at least one year are eligible to request that we repurchase their shares. In any consecutive 12 month period we may not repurchase more than 5% of the outstanding shares at the beginning of the 12 month period. The repurchase price is based on the “Net Asset Value” (NAV) as of the end of the month prior to the month in which the redemption is made. The NAV will be established by our Board of Trustees no less frequently than each calendar quarter. For reference, at September 30, 2014 and December 31, 2013, the NAV was $14.51 and $14.66 per share, respectively. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests. A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that the request is made within 270 days after of the event giving rise to such exigent circumstances. Shares are redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter are carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Repurchases are subject to cash availability and Trustee discretion. We have also purchased a limited number of shares outside of our SRP from shareholders pursuant to hardship requests.

Share repurchases have been at prices between $14.53 and $20 per share. Shares repurchased at the lower price were 1) shares held by shareholders for less than 12 months or 2) shares purchased outside of our SRP. Our stated NAV at September 30, 2014 and December 31, 2013, was $14.51 and $14.66 per share, respectively.

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

Month	Total number of shares repurchased	Average Purchase Price	Total number of shares purchased as part of a publicly announced plan	Total number of shares purchased outside of plan
January	1,798	$14.76	1,798	-
February	2,188	$14.76	2,188	-
March	627	$14.76	627	-
April	1,603	$14.66	1,603	-
May	2,324	$14.66	2,324	-
June	1,039	$14.53	1,039	-
July	1,827	$14.53	1,827	-
August	2,215	$14.54	2,215	-
September	1,133	$14.56	1,133	-
Totals	14,754	$14.64	14,754	-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the availability of and our ability to find suitable mortgage investments; changes in general conditions in the housing and mortgage financing markets including the impact thereof on the homebuilding industry, changes in U.S. and global economic and credit market conditions, the impact of changes to tax and other laws affecting our industry, changes in interest rates, the availability of financing, our ability to adapt to changing circumstances, the continued financial viability of  affiliates to whom we have extended loans, the level of reinvestment of dividends by our shareholders in our dividend reinvestment plan and the requirement to maintain our qualification as a real estate investment trust.  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore we cannot give assurance that such statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or by any other person that the results or conditions described in such statements or in our objectives and plans will be realized. Readers should carefully review our financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2013, as well as those statements contained in this report, and in our other filings with the Securities and Exchange Commission.

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

We no longer purchase interim loans. We continue to invest in Land Development Loans, Finished Lot Loans, Construction Loans and Model Home Loans because, 1) Land Development Loans, Construction Loans and Finished Lot Loans have provided us with suitable collateral positions, well capitalized borrowers and attractive yields; and, 2) Model Home Loans are expected to provide us with suitable collateral positions, well capitalized borrowers and attractive yields; and 3) Securitizations offer us the ability to leverage our investment in finished lot and development loans. As we phase out of interim loans and our secured, subordinated line of credit to UMTH Lending Company, L.P., we are increasing the percentage of our portfolio invested in Land Development Loans, Finished Lot Loans, Model Home Loans, Construction Loans and Securitizations, until market conditions indicate the need for an adjustment of the portfolio mix.

The following table illustrates the percentage of our mortgage portfolio dedicated to each mortgage loan category as of September 30, 2014 and December 31, 2013:

Mortgage Category:	September 30, 2014	December 31, 2013
Land development loans	68%	70%
First lien secured interim mortgages 12 months or less and residential mortgages	14%	15%
Construction loans	7%	7%
Secured line of credit to UMTHLC	6%	7%
Finished lot loans	5%	1%

The following table summarizes mortgage loans by type and original loan amount held by United Mortgage Trust at September 30, 2014.

Description	No. of Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face amount of Mortgage (1)	Carrying amount of Mortgage (2)	Past Due Amounts (3)
Single family residential 1st mortgages and interim loans (5):
Original balance $50,000 - $99,999	65	7.0% - 12.75%	12/3/15 – 5/19/36	n/a	n/a	$217,625	$167,781
Original balance $20,000 - $49,999	124	9.0% - 12.75%	4/1/17 – 7/01/32	n/a	n/a	347,706	268,070	-
Original balance under $20,000	1	11.0% - 14.5%	11/1/14 – 9/1/31	n/a	n/a	1,738	1,340	-

First Lien secured interim mortgages
Ready America Funding (4)	5	14.0%	n/a	n/a	n/a	16,020,198	16,020,198	-

Secured, LOC to UMTH Lending Co., L.P. (4), (5)	1	12.5%	n/a	n/a	n/a	7,576,966	7,576,966	-

Land Development Loans
UDF III Economic Interest Participation	2	9.25%	12/31/14	n/a	n/a	84,438,884	84,438,884	-

Construction Loans	9	13.0%	10/28/14-1/15/2017	n/a	n/a	14,845,197	14,845,197	-
Totals	207					$123,448,314	$123,318,436	-

(1)	Current book value of loans.
(2)	Net of allowance for loan losses on mortgage loans of $129,878 at September 30, 2014.
(3)	Principal amounts greater than thirty (30) days past due.
(4)	Lines of credit with Ready America Funding and UMTH Lending Co., L.P. are collateralized by 10 loans and 1 loan, respectively. Principal amounts due upon disposition of assets.
(5)	The Company has a first lien collateral position in these loans funded by the originator. The advances to the originator do not have specific maturity dates.

Below is a reconciliation and walk forward of mortgage loans, net of allowance for loan losses, for the nine months ended September 30, 2014.

Amount
Balance at beginning of period	$111,986,546
Additions during period:
Investments in (collections of) principal	5,622,495
Other increases – UDF III EIA Participation	5,864,365
Deductions during period:
Other decreases	(153,145)
Other (net change in allowance for loan loss)	(1,825)
Balance at close of period	$123,318,436

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

Developers and homebuilders to whom we make loans and with whom we enter into subordinate debt positions use the proceeds of our loans and investments to develop raw land into residential home lots and construct homes. The developers obtain the money to repay our development loans by reselling the residential home lots to homebuilders or individuals who build single-family residences on the lots or by obtaining replacement financing from other lenders. Homebuilders obtain the money to repay our loans by selling the homes they construct or by obtaining replacement financing from other lenders. If interest rates increase, the demand for single-family residences may decrease. Also, if mortgage financing underwriting criteria become stricter, demand for single-family residences may decrease. In such an interest rate and/or mortgage financing climate, developers and builders may be unable to generate sufficient income from the sale of single-family residential lots and homes to repay loans from us, and developers’ and builders’ costs of funds obtained from lenders in addition to us may increase, as well. Accordingly, increases in single-family mortgage interest rates or decreases in the availability of mortgage financing could increase the number of defaults on loans made by us.

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

Portfolio Mix

Our portfolio concentrations have shifted over the years, as we have sought adequate supplies of suitable loans in a changing real estate finance market. The chart below demonstrates the transition from a portfolio with a concentration on long term, 1st lien single family loans to one comprised primarily of first lien interim loans of 12 months or less in term for the purchase and renovation of single family homes and subsequently to loans secured by 1st lien and subordinate single family lot development loans, finished lot loans, model home loans and construction loans. We intend to continue to adapt to changes in the real estate finance market and thus the composition of our loan portfolio is likely to continue to evolve over time based on factors such as interest rates paid under various types of real estate loans, our assessment of the level of risk of the different types of loans, availability of loans, regulatory considerations and other factors.

Results of Operations for the Three and Nine Months Ended September 30, 2014 and September 30, 2013

Revenues

Revenues for the three months ended September 30, 2014, were approximately $1,351,000 compared to approximately $1,418,000 for the comparable period in the prior year. The decrease of approximately $67,000 was due primarily to a decrease of approximately $41,000 of interest income received and earned on the recourse notes, a decrease of approximately $4,000 of interest income earned on the UMTHLC deficiency note, a decrease of approximately $23,000 of interest income earned on the residential mortgage portfolio, and a decrease of approximately $107,000 earned on the UDF I Loan. These amounts were partially offset by an increase in interest income earned on the construction and finished lot loans portfolio of approximately $108,000. The decreases in deficiency note and residential mortgage loan interest income were due to lower outstanding balances in these loan categories during the three months ended September 30, 2014 compared to the same period in the prior year. The decrease in the UDF I Loan interest income was due to the reduction in interest rate from 14% to 9.25% between years. Revenues from interim loans accounted for approximately 18% of revenues for the three months ended September, 2014 compared to 17% in the same period in the prior year.

Revenues for the nine months ended September 30, 2014, were approximately $3,819,000 compared to approximately $4,365,000 for the comparable period in the prior year. The decrease of approximately $546,000 was due primarily to a decrease in the recognition of interest income from the recourse notes of approximately $602,000, a decrease in interest income earned on the UMTHLC deficiency note and residential mortgages of approximately $38,000, and $76,000, respectively, and a decrease of approximately $213,000 earned on the UDF I Loan. These amounts were partially offset by an increase in interest income earned on the construction and finished lot loans portfolio of approximately $383,000. The decreases in deficiency note and residential mortgage loan interest income were due to lower outstanding balances in these loan categories during the nine months ended September 30, 2014 compared to the same period in the prior year. The decrease in the UDF I Loan interest income was due to the reduction in interest rate from 14% to 9.25% between years. Revenues from interim loans accounted for approximately 19% of revenues for the nine months ended September 30, 2014 compared to 17% in the same period in the prior year.

During the three months ended September 30, 2014 and September 30, 2013, approximately 48% and 46%, respectively, of our revenues were derived from lines of credit and lot banking transactions, (these secured loans for the acquisition and development of single-family home lots are referred to as “land development loans”, “construction loans” and “lot banking transactions”). During the nine months ended September 30, 2014 and September 30, 2013, approximately 45% and 36%, respectively, of our revenues were derived from lines of credit and lot banking transactions. At September 30, 2014, our investment in the lines of credit to our affiliate, UDF, through the Economic Interest Agreement, and lot banking transactions, was approximately $84 million. We anticipate our investment in construction loans will increase during the remainder of 2014, facilitated by the Company’s lines of credit and continued emphasis on this type of investment activity.

During the three and nine months ended September 30, 2013 approximately 3% and 14%, respectively, of our revenues were derived from secured promissory notes issued by affiliates pursuant to their accrued obligations to reimburse UMT for any defaulted loans that we acquired from them, which notes we refer to as “Recourse Obligations.” The Company did not record any revenues associated with these notes during the three and nine months ended September 30, 2014.

Expenses

Noninterest operating expenses for the three months ended September 30, 2014 and September 30, 2013, were approximately $499,000 and $509,000, respectively. Noninterest operating expenses for the nine months ended September 30, 2014 and September 30, 2013, were approximately $1,366,000 and $1,617,000, respectively. The decrease for the three months ended September 30, 2014 from the same period in prior year is primarily due to lower legal fees of approximately $6,000 and lower REO expenses of approximately $30,000, offset by higher commission expenses of approximately $11,000 and higher accounting expenses of approximately $15,000. The decrease for the nine months ended September 30, 2014 is due primarily to variances in the aforementioned expenses. Other material fluctuations in operating expense line items are discussed below for the three and nine month periods ended September 30, 2014 and 2013:

Trust administration fees – The Company recorded $250,000 in Trust administration fees for each of the three month periods ended September 30, 2014 and 2013, respectively and $750,000 for each of the nine month periods ended September 30, 2014 and 2013, respectively. The trust administration fee increases and decreases as our invested assets increase or decrease as we draw on or pay down the credit facility that we use to acquire mortgage investments. Trust administration fees paid in 2014 and 2013 are limited to the lesser of i) 1% of our average invested assets or ii) $1,000,000.

Interest expenses (including related and unrelated parties) – The Company recorded approximately $391,000 and $280,000 (40% increase) in interest expense during the comparable three month periods ended September 30, 2014 and 2013, respectively, and $1,007,000 and $690,000 (46% increase) during the comparable nine month periods ended September 30, 2014 and 2013, respectively. The unrelated party interest increase was primarily due to an increase in the total outstanding lines of credit for funding the new construction and finished lot loan portfolios, and the increase in outstanding private notes.

Provision for loan losses - The Company recorded a provision for loan losses for the three months ended September 30, 2014 and 2013 of approximately $402,000 and $246,000, respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded a provision for loan losses of approximately $1,210,000 and $1,123,000, respectively. The Company realized actual loan losses of approximately $192,000 and $246,000 during the comparable three-month periods of 2014 and 2013, respectively. The Company realized actual loan losses of approximately $481,000 and $453,000 during the comparable nine-month periods of 2014 and 2013, respectively. Loss reserves are estimates of future losses based on historical default rates, estimated losses on the sale of real estate owned and expectations of future economic conditions and activity. The Company continually re-evaluates collateral value on specific loans deemed to be affected by current mortgage and housing environments and intends to establish reserves for any expected deficiencies that are not otherwise secured. From inception through September 30, 2014, the Company has acquired approximately $997 million of loans. The Company has recorded losses approximating .54% of those assets to date. The Company anticipates loan losses to continue, primarily in our long-term and un-affiliated residential loan portfolio, and therefore continue to assess the adequacy of our loan loss reserves.

General and administrative expenses (including related parties) – The Company recorded approximately $249,000 and $258,000 (a 3% decrease) in general and administrative expenses during the comparable three month periods ended September 30, 2014 and 2013, respectively, and approximately $616,000 and $863,000 (a 29% decrease) during the comparable nine month periods ended September 30, 2014 and 2013, respectively. The decrease was primarily due to lower accounting, legal and REO expenses discussed above that were partially offset by increased commission costs.

Net income was approximately $68,000 and $383,000 for the three months ended September 30, 2014 and 2013, respectively, and approximately $256,000 and $934,000 for the nine months ended September 30, 2014 and 2013, respectively. Specific variances are explained in more detail above. Earnings per share of beneficial interest for the three months ended September 30, 2014 and 2013 were $0.01 and $0.06 per share, respectively, and $0.04 and $0.15 per share for the nine months ended September 30, 2014 and 2013, respectively.

Distributions

The Company’s dividend rate is fixed quarterly by our trustees, based on earnings projections and our capital distribution goals. As such, the dividend rate may fluctuate up or down. Earnings are affected by various factors including use of leverage, current yield on investments, loan losses, general and administrative operating expenses and amount of non-income producing assets. Capital distributions represent the periodic return of invested capital. Distributions, per weighted average share of beneficial interest, to shareholders were $0.14 and $0.15 per share for the three months ended September 30, 2014 and 2013, respectively, and $0.43 per share for the nine months ended September 30, 2014 and 2013, respectively. The dividend portion of the distribution was $0.01 for the three months ended September 30, 2014 and $.06 for the three months ended September 30, 2013. The dividend portion of the distribution was $0.04 and $0.15 for the nine months ended September 30, 2014 and 2013, respectively. The portion of these distributions that did not represent a dividend represented a return of capital.

LIQUIDITY AND CAPITAL RESOURCES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Sources and Uses of Funds

Cash flows from operating activities are generally the result of net income adjusted for provision for loan losses, depreciation and amortization expense and (increases) decreases in accrued interest receivable (including related parties), other assets and accounts payable and accrued liabilities (including related parties). Cash used in operations was approximately $2,320,000 during the nine months ended September 30, 2014, driven primarily by lower net income and a decrease in accounts payable and accrued liabilities, related parties. Cash provided by operations was approximately $139,000 during the nine months ended September 30, 2013.

Cash flows from investing activities generally reflect fundings and payments received from lending activities. Cash used in investing activities was approximately $4,485,000 and $23,000 in the nine months ended September 30, 2014 and September 30, 2013, respectively, primarily from advances in lines of credit receivable from non-related parties, partially offset by net receipts from residential mortgages, related party deficiency notes and real estate owned.

Cash flows from financing activities generally reflect proceeds from the issuance of shares, borrowings or repayments on the lines of credit, the purchase of treasury stock and the payment of dividends. Cash provided by financing activities was approximately $6,674,000 and $1,329,000 during the nine months ended September 30, 2014 and September 30, 2013, respectively. The primary sources are the proceeds from the issuance of shares of beneficial interest, draws on lines of credit, preferred equity contributions and proceeds from notes payable. The primary uses are the purchase of treasury stock and the payment of distributions. The increase in cash provided by financing activities during the nine months ended September 30, 2014, compared to the prior period was primarily due to the draws of lines of credit and the sale of Preferred Equity Units in URHF.

Credit Facilities

During August 2009, the Company entered into a term line of credit facility with a bank for $5,000,000. The line of credit bears interest at prime plus one percent, with a floor of 5.5% and requires monthly interest payments. Principal and all unpaid interest will be due at maturity, which was originally August 29, 2012. Effective September 5, 2012, this term line of credit facility was renewed with the lender and the principal and all unpaid interest will be due at maturity, September 5, 2015. All other terms remain the same. The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit. The outstanding balance on this line of credit was approximately $5,000,000 and $4,376,000 at September 30, 2014 and December 31, 2013, respectively.

On May 27, 2011, the Company entered into a term line of credit facility with a bank for $4,300,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest was due at maturity, which was originally May 27, 2014. Effective May 27, 2014 this term line of credit facility was renewed with the lender, the loan commitment was increased to $5,000,000 and principal and all unpaid interest will be due at maturity, May 27, 2017. All other terms remain the same. The line is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at September 30, 2014 and December 31, 2013 was approximately $3,435,000, and $1,593,000, respectively.

On October 26, 2011, the Company entered into a term line of credit facility with a bank for $5,000,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is October 26, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at September 30, 2014 and December 31, 2013, was approximately $834,000, and $546,000, respectively.

On July 22, 2013, the Company entered into a revolving line of credit facility with a bank for $15,000,000. The loan bears interest at prime plus one percent, with a floor of 4.75%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is July 22, 2016. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at September 30, 2014 and December 31, 2013 was approximately $4,919,000 and $1,167,000, respectively.

On April 21, 2010, the Company entered into a term loan credit facility with a bank for $1,600,000. The loan bears interest at prime plus one percent, with a floor of 7.0%, and requires monthly interest payments. Principal and all unpaid interest were due at maturity which was October 21, 2012. The term loan credit facility was extended effective December 21, 2012 with an amended maturity date of December 19, 2013, and an interest rate reduction from 7.0% to 5.5%. Effective February 19, 2013, the maturity date was extended to December 18, 2014. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at both September 30, 2014 and December 31, 2013, was approximately $569,000.

On January 27, 2011, the Company initiated a private offering of Secured Subordinated Notes (“Notes,” to accredited investors “Note Holders”). The Notes are being offered through a wholly-owned subsidiary, UMT Home Finance II, L.P. (“HF II”). HF II is a Delaware limited partnership that was formed on November 29, 2010 as a special purpose entity, for the purpose of originating and holding loans made to fund the acquisition of finished lots and the construction of single-family homes on the subject lots. HF II will issue up to $5 million in 7.5% Notes. The Notes are secured by an undivided security interest on the pool of loans owned by HF II. The offering of the Notes is not registered under the Securities Act, in reliance upon the exemption from registration for non-public offerings provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. As of September 30, 2014 and December 31, 2013, total notes payable outstanding were approximately $4,729,000 and $4,275,000, respectively.

As of September 30, 2014, the Company had twenty three Notes Payable to various non-related parties totaling approximately $2,280,000. As of December 31, 2013, the Company had ten notes payable to various non-related parties totaling approximately $1,347,000. These Notes bear interest at the rate of 7.5% per annum and require interest only payments on a monthly basis. These Notes are secured by an undivided security interest in the pool of construction loans funded for the construction of single-family homes by UMT Home Finance, L.P. a wholly-owned and consolidated subsidiary of United Mortgage Trust.

Below is a Five Year Maturity Schedule of all notes payable above:

Notes Payable Maturity	Amount
2014	$569,000
2015	-
2016	300,000
2017	305,000
2018	4,967,000
Thereafter	1,437,000
Total	$7,578,000

The Company was in compliance with all of its debt covenants as of September 30, 2014, and December, 2013.

Our primary sources of funds for liquidity consist of our dividend reinvestment plan, repayments of principal on our loans made to purchase mortgage investments, preferred equity contributions, and bank lines of credit. The table below summarizes certain liquidity sources and uses for the nine-month periods ended September 30, 2014 and September 30, 2013:

	2014	2013
Shares issued	11,287	11,340
Proceeds from issuance of shares of beneficial interest	$165,000	$169,000
Number of shares returned to treasury	14,754	13,490
Purchase of treasury stock	$(216,000)	$(203,000)
Principal receipts
First lien mortgage notes and trust receivables	$150,000	$2,116,000
Real estate owned (investments)	$129,000	$584,000
Interim loans	$2,000	-
Interim loans, related parties	$419,000	$1,942,000
Lines of credit (investments)	$(5,183,000)	$(4,932,000)
Lines of credit, related parties	-	$(15,000)
Sale of preferred equity unites in URHF	$1,659,000	-
Net borrowings (repayments) – lines of credit payable	$6,504,000	$342,000
Net borrowings – notes payable	$1,387,000	$3,820,000

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

Shares issued in the aggregate, as of September 30, 2014 and December 31, 2013, were 8,371,750 and 8,360,463, respectively. Shares retired to treasury through our share redemption plan in the aggregate were 1,938,449 and 1,923,695 through September 30, 2014 and December 31, 2013, respectively. Total shares outstanding were 6,433,301 and 6,436,767, at September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, inception to date gross offering proceeds from all public offerings were approximately $166,642,000 and net proceeds after fees, marketing reallowance and commissions were approximately $147,914,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes primarily as a result of the method by which our bank credit facilities are calculated at a fixed percentage 1.0% over bank prime lending rate.

We provide a line of credit to UDF. UDF is a real estate finance limited partnership which derives a substantial portion of its income by originating, purchasing, participating in and holding for investment mortgage loans made directly by UDF to persons and entities for the acquisition and development of real property as single-family residential lots that will be marketed and sold to home builders. Changes in interest rates may impact both demand for UDF’s real estate finance products and the rate of interest on the loans UDF makes. In some instances, the loans UDF will make will be junior in the right of repayment to senior lenders who will provide loans representing 70% to 80% of total project costs. As senior lender interest rates available to our borrowers increase, demand for UDF mortgage loans may decrease, and vice versa.

Developers to whom UDF makes mortgage loans use the proceeds of such loans to develop raw land into residential home lots. The developers obtain the money to repay these development loans by selling the residential home lots to home builders or individuals who will build single-family residences on the lots, and by obtaining replacement financing from other lenders. If interest rates increase, the demand for single-family residences may decrease. Also, if mortgage financing underwriting criteria become more strict, demand for single-family residences may decrease. In such an interest rate and/or mortgage financing climate, developers may be unable to generate sufficient income from the sale of single-family residential lots to repay loans from UDF, and developers’ costs of funds obtained from lenders in addition to us may increase, as well. Accordingly, increases in single-family mortgage interest rates or decreases in the availability of mortgage financing could increase the number of defaults on development loans made by UDF, and correspondingly impact UDF’s ability to make payments under its line of credit.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, consisting of the individual who serves as our President, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2014. Based on such evaluation, management has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There is currently no established public trading market for our shares. As an alternative means of providing limited liquidity for our shareholders, we maintain a Share Redemption Plan, (“SRP”).  Under the terms of our plan as modified and effective on May 1, 2009, shareholders who have held their shares for at least one year are eligible to request that we repurchase their shares. In any consecutive 12 month period we may not repurchase more than 5% of the outstanding shares at the beginning of the 12 month period. The repurchase price is based on the “Net Asset Value” (NAV) as of the end of the month prior to the month in which the redemption is made. The NAV will be established by our Board of Trustees no less frequently than each calendar quarter. For reference, at September 30, 2014 and December 31, 2013, the NAV was $14.51 and $14.66 per share, respectively. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that the request is made within 270 days after of the event giving rise to such exigent circumstances. Shares are redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter are carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Previously, shares were redeemed monthly. Repurchases are subject to cash availability and Trustee discretion. We have also purchased a limited number of shares outside of our SRP from shareholders pursuant to hardship requests.

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

Share repurchases have been at prices between NAV, which is calculated and adjusted as necessary on a quarterly basis, and $20 per share. Shares repurchased at the lower price were 1) shares held by shareholders for less than 12 months or 2) shares purchased outside of our SRP. Our stated NAV at September 30, 2014 and December 31, 2013 was $14.51 and $14.66 per share, respectively.

The following table sets forth information relating to shares of beneficial interest repurchased into treasury during the period covered by this report.

Month	Total number of shares repurchased	Average Purchase Price	Total number of shares purchased as part of a publicly announced plan	Total number of shares purchased outside of plan
January	1,798	$14.76	1,798	-
February	2,188	$14.76	2,188	-
March	627	$14.76	627	-
April	1,603	$14.66	1,603	-
May	2,324	$14.66	2,324	-
June	1,039	$14.53	1,039	-
July	1,827	$14.53	1,827	-
August	2,215	$14.54	2,215	-
September	1,133	$14.56	1,133	-
Totals	14,754	$14.64	14,754	-

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)	There has been no material default with respect to any of our indebtedness.

(b)	Not applicable.

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

UNITED MORTGAGE TRUST

Date: November 14, 2014	By	/s/ Stuart Ducote
President

