Form 10-K
period 2014-12-31
UNITED MORTGAGE TRUST
filed 2015-03-31
CIK 101390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended

December 31, 2014.

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

There is currently no established public market on which the Registrant’s common shares are traded. The aggregate market value of the Registrant’s shares of beneficial interest held by non-related parties of the Registrant at June 30, 2014 computed by reference to the price at which the common equity was last sold was $93,432,739

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

As of March 31, 2015 6,429,438 of the Registrant's Shares of beneficial interest were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference to the Registrant’s definitive proxy statement for the 2014 annual meeting of shareholders.

This annual report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not statements of fact and can be identified by words such as “anticipate,” “expect,” “estimate,” “intend,” “seek,” “plan,” “will,” “should,” “may” and similar terms, including their negative forms, and also by references to strategies, plans or intentions. Such statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the availability of and our ability to find suitable mortgage investments; economic trends affecting the real estate industry generally and the current conditions in the housing and mortgage industries including the impact thereof on the homebuilding industry, current high unemployment rates and changes in economic and credit market conditions, federal and state legislative action and actions of regulatory agencies, changes in interest rates, our ability to adapt to changing circumstances, the concentration of our credit risks particularly with related parties, the continued financial viability of related parties to whom we have extended loans, the ability of counterparties to perform their obligations to us, and the requirement to maintain qualification as a real estate investment trust. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore we cannot give assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or by any other person that the results or conditions described in such statements or in our objectives and plans will be realized. Readers should carefully review our financial statements and the notes thereto, as well as the risk factors described in Item 1A of this Annual Report and in our other filings with the Securities and Exchange Commission (“SEC”). Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report.

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

In the past, we have invested in first lien secured interim mortgage loans with initial terms of 12 months or less for the acquisition and renovation of single-family homes, which we refer to as “Interim Loans” and first lien secured mortgage loans with terms of 12 to 360 months for the acquisition of single-family homes, referred to as “Residential Mortgages, some of which are still outstanding. Currently, our principal investment objectives are to invest proceeds from our financing proceeds, proceeds from the repayment of our loans, capital transaction proceeds and retained earnings in the following types of investments: (i) lines of credit and secured loans for the acquisition and development of single-family home lots, referred to as “Land Development Loans”; (ii) lines of credit and loans secured by developed single-family lots, referred to as “Finished Lot Loans”; (iii) lines of credit and loans secured by completed model homes, referred to as “Model Home Loans”; (iv) lines of credit and loans, with terms of 18 months or less, secured by single family lots and homes constructed thereon, referred to as “Construction Loans”;)”; (v) to provide credit enhancements to real estate developers, homebuilders, land bankers and other real estate investors who acquire real property, subdivide real property into single-family residential lots, acquire finished lots and/or build homes on such lots referred to as “Credit Enhancements”; (vi) discounted cash flows secured by assessments levied on real property; and (vii) senior or subordinate securities backed by finished lot loans and/or development loans referred to as “Securitizations”. We collectively refer to the above listed loans as “Mortgage Investments”. Additionally, our portfolio includes obligations of related parties of our Advisor, which we refer to as “Recourse Obligations” and “Deficiency Notes.”

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

We seek to produce net interest income from our mortgage investments while maintaining strict cost controls in order to generate cash flow for monthly distribution to our shareholders.  We intend to continue to operate in a manner that will permit us to qualify as a Real Estate Investment Trust (“REIT”) for federal income tax purposes.  As a result of that REIT status, we are permitted to deduct dividend distributions to shareholders, thereby effectively eliminating the "double taxation" that generally results when a corporation earns income (upon which the corporation is taxed) and distributes that income to shareholders in the form of dividends (upon which the shareholders are taxed).

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

INVESTMENT OBJECTIVES AND POLICIES OF UNITED MORTGAGE TRUST

PRINCIPAL INVESTMENT OBJECTIVES

Our principal investment objectives are to invest proceeds from our financing proceeds, proceeds from the repayment of our loans, capital transaction proceeds and retained earnings in the following types of investments:

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

We collectively refer the above listed loans as “Mortgage Investments”.

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

As of December 31, 2014, our portfolio was comprised of:

Mortgage Loan Category:	Percentage of Mortgage Portfolio:
First lien secured interim mortgages 12 months or less and residential mortgages	14%
Secured Line of Credit to UMTH Lending Company, L.P. (“UMTHLC”)	6%
Land development loans	67%
Finished lot loans	7%
Construction loans	6%

We no longer invest in Interim Loans or Residential Mortgages. We plan to continue to invest in Land Development Loans, Finished Lot Loans, Construction Loans and Model Home Loans because, 1) Land Development Loans and Finished Lot Loans have provided us with suitable collateral positions, well capitalized borrowers and attractive yields; and, 2) Model Home Loans and Construction Loans are expected to provide us with suitable collateral positions, well capitalized borrowers and attractive yields. Model Home and Construction Loans are expected to produce higher yields commensurate with Land Development Loans, Finished Lot. As we phased out of Interim Loans we increased the percentage of our portfolio invested in Land Development Loans, Finished Lot Loans, Model Home Loans, and Construction Loans.

UNDERWRITING CRITERIA

We will not originate residential mortgage loans, except to facilitate the resale of a foreclosed property.  Funds awaiting investment in Mortgage Investments will be invested in government securities, money market accounts or other assets that are permitted investments for REITs.  See “Temporary Investments” below.

The underwriting criteria for Mortgage Investments are as follows:

(1)	Priority of Lien

·	Land Development Loans and Finished Lot Loans must be secured by a first lien, second lien or a pledge of partnership interest that is insured by a title company. Second liens are subject to the Loan-to-Value (“LTV”) limitations set forth below.
·	Model Home Loans and Construction Loans will be secured by a first lien or a second lien that is insured by a title insurance company. Second liens are subject to the Loan-to-Value (“LTV”) limitations set forth below.
·	Credit Enhancements must be secured by first or second liens or pledges of partnership interests.

(2)	Rate and Fees

·	Our Advisor seeks to acquire Mortgage Investments that will provide us with a satisfactory net yield. Net yield is determined by the yield realized after payment of note servicing fees, if any, and administrative costs (ranging from 1% to 2% of our average invested assets). Rates will be either adjustable or fixed. No loans will be purchased at a premium above the outstanding principal balance. Our investment policy allows for acquisition of loans at various interest rates. Fees charged for Credit Enhancements will be determined by the degree of risk as determined and recommended by our Advisor. Credit Enhancement fees are expected to range between 0.5% and 3% per annum.

(3)	Term and Amortization

·	There is no minimum term for the loans we acquire.
·	Land Development Loans, Finished Lot Loans and Model Home Loans will generally have terms from 24 to 48 months.
·	Construction Loans will generally have terms of 12 to 18 months.
·	Generally, Land Development Loans, Finished Lot Loans, Model Home Loans and Construction Loans do not amortize. They are interest only loans with the principal paid in full when the loans mature.
·	Credit Enhancements will generally range from 12 to 48 months.

(4)	Loan-to-Value (“LTV”), Investment-to-Value Ratio (“ITV”), Combined LTV Ratio (“CLTV”)

·	Land Development Loans, Finished Lot Loans and Construction Loans: Except as set forth below, loans purchased may not exceed an 85% ITV. Except as set forth below, Land Development Loans, Finished Lot Loans and Construction Loans will not exceed 85% of the value of the collateral securing the indebtedness (the LTV of the loan). The purchase of, or investment in, subordinate liens, secured loans or partnership interests securing loans will not exceed a CLTV of 85%, (subject to the exceptions listed below) and may not exceed 85% LTV for first liens and 100% CLTV for second lien loans. CLTV shall mean the sum of all indebtedness senior to us plus the sum of our investment or loan.
·	Model Home Loans: LTV may not exceed 93% of each first lien loan, and will be a part of a pool of model home collateral and will also be cross-collateralized. CLTV may not exceed 100% of second lien loans. All expenses associated with the model home are borne by the home builder.

(5)	Seasoning

·	None of the types of loans we currently purchase, or intend to purchase, are subject to seasoning requirements.

(6)	Borrower, Loan and Property Information

·	Land Development Loans, Finished Lot Loans, Model Homes Loans, Construction Loans, and Credit Enhancements: Borrower, loan and property information will be in accordance with guidelines set forth by the originating entities, UDF and UMTH Land Development, L. P. (“UMTHLD”), including economic feasibility studies, engineering due diligence reports, exit strategy analysis, and construction oversight requirements. Our Advisor, will periodically monitor compliance and changes to underwriting guidelines.
·	Our Advisor will employ the services of outside consultants, when and if necessary, to effectively evaluate each opportunity.

(7)	Appraisals

·	Land Development Loans, Finished Lot Loans, Construction Loans and Model Home Loans: Appraisal must demonstrate that the LTV, ITV or CLTV is in compliance with the above-referenced LTV, ITV and CLTV standards. Loans exceeding LTV, ITV and CLTV guidelines must note the criteria on which the exception was based.
·	The appraisals must be performed by appraisers approved by our Advisor.

(8)	Credit

·	Land Development Loans, Finished Lot Loans, Model Home Loans, Construction Loans and Credit Enhancements: Extensions of credit to borrowers will be determined in accordance with net worth and down payment requirements prescribed by the originating companies (currently UDF and UMTHLD). Our Advisor shall periodically monitor compliance and changes to underwriting guidelines.

(9)	Hazard Insurance

·	Loans that are secured by a residence must have an effective, prepaid hazard insurance policy with a mortgagee's endorsement for our benefit in an amount not less than the outstanding principal balance on the loan. We reserve the right to review the credit rating of the insurance issuer and, if deemed unsatisfactory, request replacement of the policy by an acceptable issuer.

(10)	Geographical Boundaries

·	We may purchase Mortgage Investments and provide Credit Enhancements for real estate projects in any of the 48 contiguous United States.

(11)	Mortgagees' Title Insurance

·	Each Mortgage Investment purchased must have a valid mortgagees' title insurance policy insuring our lien position in an amount not less than the outstanding principal balance of the loan. Such title policy shall be issued by a title company with an “S – Substantial” rating or higher, as rated by Demotech, Inc., an independent financial analysis firm, or other similar standard determined by our Board of Trustees.

(12)	Guarantees, Recourse Agreements, and Mortgage Insurance

·	Land Development Loans, Finished Lot Loans, Model Home Loans, Construction Loans and Credit Enhancements shall have guarantees and collateral arrangements as determined by the originating companies (UDF and UMTHLD). Our Advisor shall review guarantees and recourse obligations.

(13)	Pricing

·	Mortgage Investments will be purchased at no minimum percentage of the principal balance, but in no event in excess of the outstanding principal balance.
·	Yields on our loan portfolio and fees charged for Credit Enhancements will vary with perceived risk, interest rate, credit, LTV ratios, down payments, guarantees or recourse agreements among other factors. Our objectives will be accomplished through the purchase of high rate loans, reinvestment of principal payments and other short-term investment of cash reserves and leverage of capital to purchase additional Mortgages Investments.

The principal amounts of Mortgage Investments and the number of Mortgage Investments in which we invest will be affected by market availability and also depend upon the amount of capital available to us from proceeds of our retained earnings, repayment of our loans and borrowings.  There is no way to predict the future composition of our portfolio since it will depend in part on the loans available at the time of investment.

TEMPORARY INVESTMENTS

We intend to use proceeds from our retained earnings, proceeds from the repayment of our loans and bank borrowings to acquire Mortgage Investments.  There can be no assurance as to when we will be able to invest the full amount of capital available to us in Mortgage Investments, although we will use our best efforts to invest or commit for investment all capital within 60 days of receipt.  We will temporarily invest any excess cash balances not immediately invested in Mortgage Investments or for the other purposes described above, in certain short-term investments appropriate for a trust account or investments which yield "qualified temporary investment income" within the meaning of Section 856(c)(6)(D) of the Internal Revenue Code of 1986, as amended (the “Code”), other investments which invest directly or indirectly in any of the foregoing (such as repurchase agreements collateralized by any of the foregoing types of securities), investments necessary for us to maintain our REIT qualification,  short-term highly liquid investments such as in investments with banks having assets of at least $220,000,000, savings accounts, bank money market accounts, certificates of deposit, bankers' acceptances or commercial paper rated A-1 or better by Moody's Investors Service, Inc., securities issued, insured or guaranteed by the United States government or government agencies, or in money market funds having assets in excess of $220,000,000 which invest directly or indirectly in any of the foregoing.

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

Although we do not intend to invest in real property, to the extent we do, a majority of the Trustees shall determine the consideration paid for such real property, based on the fair market value of the property.  If a majority of the Independent Trustees so determine, or if the real property is acquired from the Advisor, as Trustee or related parties thereof, a qualified independent real estate appraiser selected by the independent Trustees shall determine such fair market value.

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

EMPLOYEES

The Company has no direct employees. However, our Advisor is staffed with employees who possess expertise in all areas required to fulfill its obligation as manager of our day-to-day management. UMT Holdings, L.P. (“UMTH”) owns 99.9% of our Advisor. The services of our President and Chief Financial Officer, Mr. Ducote, are retained through a consulting agreement.

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

Our operating results and the value of our mortgage investments, and consequently the value of your shares, are subject to the risk that if our mortgage investments do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to you will be adversely affected.  The following factors, among others, may adversely affect our results:

-	downturns in the national, regional and local economic climate;

-	competition from other real estate lenders;

-	local real estate market conditions, such as oversupply or reduction in demand for properties;

-	trends and developments in the homebuilding industry;

-	conditions in financial markets, including changes in interest rates, the availability and cost of financing, the fiscal and monetary policies of the United States government and the Board of Governors of the Federal Reserve System and international financial conditions;

-	unemployment rates;

-	increased operating costs, including, but not limited to, insurance expense, utilities, real estate taxes and state and local taxes;

-	civil disturbances, natural disasters, terrorist acts or acts of war which may result in uninsured or underinsured losses; and

-	declines in the financial condition of our borrowers and our ability to collect from our borrowers.

Continued distressed conditions in the real estate and mortgage markets have had and may continue to have adverse effects on our results.

During 2014 the mortgage lending industry continued to experience some instability due to, among other things, defaults and foreclosures on sub-prime and prime loans and a resulting decline in the market value of such loans. These developments were initially referred to as the “sub-prime crisis” but it became evident in 2008 that the crisis had progressed beyond “sub-prime” mortgages as the default rate on prime mortgages also increased. The sub-prime crisis had become a credit crisis and part of an overall negative economic environment. In response to these negative market conditions, lenders, investors, regulators and other third parties questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers in recent years. This has led generally to less investor demand for mortgage loans and mortgage-backed securities, tightened credit requirements, reduced liquidity and increased credit risk premiums.

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

We believe that the impact of these factors on our operations has been significant. We have adopted active strategies to monitor and manage our credit risk and our portfolio of mortgage investments, such as eliminating our investments in new Interim Loans secured by conventionally built homes, with the objective of limiting the extent to which possible adverse financial effects from the credit crisis. However, we have two loans in California, which is one of the states that suffered most from the sub-prime crisis and conditions could change in Texas and in our other markets. Therefore, we can give no assurances that there will not be a marked increase in defaults under our Interim Loans accompanied by a rapid decline in real estate values that could have further material adverse effect upon our financial condition and operating results.

Real estate properties are illiquid and are difficult to sell in a poor market environment.

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

Most of our mortgage investments are “non-conforming” in that they are not insured by a federally owned or guaranteed mortgage agency. Also, a portion of our loans involve, directly or indirectly, borrowers who do not satisfy all of the income ratios, credit record criteria, loan-to-value ratios, employment histories and liquidity requirements of conventional mortgage financing.  Accordingly, the risk of default by the borrowers of those "non-conforming loans" is higher than the risk of default in loans made to persons who qualify for conventional mortgage financing.   The three year average default rate for our residential mortgages and contracts for deed was approximately 0.54% and for our Interim Loans was approximately 0.0%.

We are exposed to concentrated credit risk with respect to a number of our loan transactions with related parties which could result in adverse results in the event of delinquencies or defaults.

A significant portion of our Mortgage Investments are comprised of loans we have made to related entities. Although we regularly conduct collectability analyses of these related entities, including UDF, the obligors under the recourse notes, UMTH and UMTHGS, because the security we hold for payment of a number of these obligations consists in significant part of receivables of these related parties from other related parties as well as from non-related parties and because our ultimate ability to collect on these obligations is dependent to a large extent upon the continued financial performance of those related parties we are exposed to a concentrated credit risk. In the event of a failure by those related parties to perform financially as they have regularly done in the past, our ability to collect on those obligations could be severely impaired or precluded. In such case, our earnings could be negatively impacted which in turn may limit distributions that we are able to pay to our shareholders.

We have a dependence upon the UDF line of credit which exposes us to concentrated credit risk and could result in adverse results with respect to delinquencies or defaults.

The balance of our line of credit to UDF is approximately $82 million at December 31, 2014. A significant amount of our total earnings are provided through that lending arrangement: however we have sold a participation in the UDF loan to UDF III, L.P, effectively reducing our exposure to less than 10% of the outstanding loan balance at December 31, 2014. Effective December 31, 2010, the line of credit was increased from $60 million to $75 million and extended for one year, and effective December 31, 2012 the line of credit was increased from $75 million to $82 million. Effective September 30, 2014, the line of credit was increased from $82,000,000 to $84,674,672 and effective December 31, 2014, the line of credit was extended and matures on December 31, 2015. The large amount that we have committed to the UDF line of credit means that we face a concentrated credit risk with UDF so that, in the event of delinquencies or defaults by UDF, a significant portion of our total portfolio of mortgage investments could be adversely affected. In addition, if we are unable to renew the line of credit when it expires or to find an alternative lending arrangement either with UDF or other borrowers that will allow us to use an equivalent amount of our lending resources and that will generate an equivalent or better return to us, our earnings will be negatively impacted which may result in an adverse impact on our ability to make distributions to our shareholders.

Our loans to UDF are junior to other lenders and expose us to the risks of the homebuilding industry that could result in losses on our mortgage investments.

Our loans to UDF are secured by UDF’s interest in mortgages and equity participations that it has obtained to secure its loans to real estate developers. Some of those mortgages are junior mortgages. The developers obtain the money to repay the development loans by reselling the residential home lots to home builders or individuals who build single-family residences on the lots.  A developer’s ability to repay its loans is based primarily on the amount of money generated by the developer’s sale of its inventory of single-family residential lots. As a result, we are exposed to the risks of the homebuilding industry, which has undergone a significant downturn due in large part to the negative economic environment. Accordingly, continued or further deterioration of home building conditions or in the broader economic conditions of the homebuilding market could cause the number of homebuyers to decrease, which would increase the likelihood of defaults on the development loans and, consequently, increase the likelihood of a default on the UDF line of credit loan.   If this were to occur, we may face the inability to recover the outstanding loan balance on foreclosure of collateral securing our loans because our rights to this collateral will be junior to the rights of senior lenders and because of the potentially reduced value of the underlying properties.

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

The dividend rate is fixed quarterly by our trustees, based, in part, on earnings projections. As such, the dividend rate may fluctuate up or down. Earnings are affected by various factors including use of leverage, cash on hand, current yield on investments, loan losses, general and administrative operating expenses and amount of non-income producing assets. We made distributions in excess of earnings between 1999 and 2005 and between 2008 and 2014. The amount of the excess constituted a return of capital.

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

If our shareholders participate in our dividend reinvestment plan, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our shareholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value, if any. As a result, unless our shareholders are tax-exempt entities, they may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received. Effective April 15, 2015, pursuant to the terms of the DRP, the Board of Trustees will suspend the DRP until further notice. Please refer to our Report on Form 8-K filed on March 3, 2015 for further information about the modification to the DRP.

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

Our Share Redemption Plan (“SRP”) contains numerous restrictions that limit our shareholders’ ability to sell their shares. Shareholders must hold their shares for at least one year in order to participate in the SRP, except for hardship redemptions (as defined in the plan). In addition, the SRP limits us to purchasing, in any consecutive 12 month period, more than 5% of the outstanding shares at the beginning of the 12 month period and repurchases are further subject to cash availability. Shares are repurchased at their NAV”. In recent years we have had a large number of requests from shareholders to purchase their shares and have been required to place shareholders in a queue and to make repurchases on a “first come, first served” basis in order for us to comply with the restrictions of our SRP. As a result, shareholders have experienced significant delays in receiving payment for their shares that they have submitted for purchase under the SRP. Since the repurchase price is equal to the NAV, a shareholder may receive less than the amount of their remaining investment in the shares. Moreover, our Trustees have the discretion to suspend or terminate the SRP upon 30 days’ notice. As a result of these restrictions and circumstances, the ability of our shareholders to sell their shares should they require liquidity, and to recover the value they invested, is significantly restricted. Currently our share redemptions are limited to death and medical hardship requests as approved by our trustees on a case-by-case basis.

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

REGISTRANT PURCHASES OF EQUITY SECURITIES

SHARE REDEMPTION PLAN

Our Trustees have the discretion to modify or terminate the SRP upon 30 days’ notice. Under the terms of our plan as last modified and effective on May 1, 2009 (see below for a further description of the plan modifications), shareholders who have held their shares for at least one year are eligible to request that we repurchase their shares. In any consecutive 12 month period we may not repurchase more than 5% of the outstanding shares at the beginning of the 12 month period. The repurchase price is based on the net asset value (“NAV”) as of the end of the quarter prior to the month in which the redemption is made. The NAV will be established by our Board of Trustees no less frequently than each calendar quarter. For reference, at December 31, 2014 and 2013 the NAV was $14.81 and $14.66 per share, respectively. Under the prior SRP terms, the redemption price was $20.00 per share. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests. A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long-term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long-term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that the request is made within 270 days after of the event giving rise to such exigent circumstances. Previously, there was no hardship exemption. Shares will be redeemed quarterly in the order that requests are presented. Any shares not redeemed in any quarter will be carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Previously, shares were redeemed monthly. Repurchases are subject to cash availability and Trustee discretion. Previously, the SRP provided that repurchases were subject to the availability of cash from the DRP or the Company’s credit line. Currently our share redemptions are limited to death and medical hardship requests as approved by our trustees on a case-by-case basis. The Board received redemption requests for 32,039 shares and 19,708 shares were approved and redeemed during the year ended December 31, 2014. The Board received redemption requests for 72,297 shares and 17,847 shares were approved and redeemed during the year ended December 31, 2013.

Share repurchases have been at prices of $14.51 to $20.00 through our SRP. Shares repurchased for less than $20.00 per share were 1) shares held by shareholders for less than 12 months 2) shares purchased outside of our Share Redemption Program prior to the May 1, 2009 modifications to our SRP or 3) shares purchased under our SRP subsequent to the May 1, 2009 modifications to our SRP.

Prior to May 1, 2009 the redemption price was $20 based on the determination of our Board of Trustees regarding the value of the shares with reference to our book value, our operations to date and general market and economic conditions Subsequent to May 1, 2009, the redemption price was equal to the NAV as of the end of the quarter prior to the month in which the redemption was made.

The Company complies with Distinguishing Liabilities from Equity topic of FASB Accounting Standards Codification, which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value. We believe that shares tendered for redemption by a shareholder under the SRP do not represent a mandatory obligation until such redemptions are approved at the discretion of our Board of Trustees. At such time, we will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. At December 31, 2014 and 2013, all approved redemption requests had been paid.

The following table summarizes the share repurchases made by us in 2014:

Month	Total number of shares repurchased	Average Purchase Price	Total number of shares purchased as part of a publicly announced plan	Total number of shares purchased outside of plan
January	1,795	$14.76	1,795	-
February	2,188	$14.76	2,188	-
March	627	$14.76	627	-
April	1,603	$14.66	1,603	-
May	2,324	$14.66	2,324
June	1,039	$14.53	1,039	-
July	1,828	$14.53	1,828	-
August	2,216	$14.54	2,216	-
September	1,134	$14.56	1,134	-
October	2,644	$14.56	2,644	-
November	1,759	$14.56	1,759	-
December	551	$14.51	551	-
Totals	19,708	$14.62	19,708	-

SHAREHOLDERS

On December 31, 2014, we had 6,431,960 shares of beneficial interest outstanding compared to 6,436,768 and 6,439,531 shares of beneficial interest outstanding at December 31, 2013 and 2012, respectively. The decrease in outstanding shares from 2012 to 2014 is due to the increase in repurchases under our SRP and the decrease of shares issued under our Dividend Reinvestment Plan (“DRP”). The shares were held by 2,502, 2,515, and 2,486 beneficial owners in 2014, 2013, and 2012, respectively. No single shareholder owned 5% or more of our outstanding shares at December 31, 2014, 2013 or 2012.

The redemption price is equal to the “Net Asset Value” (NAV) as of the end of the month prior to the month in which the redemption is made. The NAV is established by our Board of Trustees no less frequently than each calendar quarter. For reference, at December 31, 2014 and 2013 the NAV was $14.81 and $14.66 per share, respectively. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests. A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long-term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long-term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that that the request is made within 270 days after of the event giving rise to such exigent circumstances. Previously, there was no hardship exemption. Shares will be redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter will be carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Previously, shares were redeemed monthly. Repurchases are subject to cash availability and Trustee discretion. Previously, the SRP provided that repurchases were subject to the availability of cash from the DRP or the Company’s credit line. Currently our share redemptions are limited to death and medical hardship requests as approved by our trustees on a case-by-case basis.

Effective April 15, 2015, pursuant to the terms of the DRP, the Board of Trustees will suspend the DRP until further notice. Please refer to our Report on Form 8-K filed on March 3, 2015 for further information about the modification to the DRP.

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

Distributions to shareholders are generally subject to taxation as ordinary income, although a portion of those distributions may be designated by us as capital gain or may constitute a tax-free return of capital which reduces the tax basis for shares held by a shareholder at each monthly distribution date (provided the distribution does not exceed a shareholder’s tax basis in the shares).  We declared dividends that resulted in a return of capital from 1997 through 2005 and from 2008 through 2014 and may do so in the future. Any distribution to shareholders of income or capital assets from us is accompanied by a written statement disclosing the source of the funds distributed. If, at the time of distribution, this information is not available, a written explanation of the relevant circumstances accompanies the distribution and the written statement disclosing the source of the funds is distributed to the shareholders not later than 60 days after the close of the fiscal year in which the distribution was made. In addition, we annually furnish to each of our shareholders a statement setting forth distributions during the preceding year and their characterization as ordinary income, capital gains, or return of capital.

We began making distributions to our shareholders on September 29, 1997. Monthly distributions have continued each month thereafter. As of December 31, 2014, we had paid monthly distributions for 208 consecutive months. Distributions for each of the years ended December 31, 2014, 2013, and 2012 were made at a rate of 2.90% ($0.58) based on our original share price of $20.00. The dividend portion of the distribution was 17.0% ($0.10), 31.0% ($0.18), and 40% ($0.23), per weighted share for 2014, 2013, and 2012, respectively. The portion of these distributions that did not represent a dividend represented a return of capital. The rate of return of these distributions on the NAV of outstanding shares during 2014, 2013, and 2012 was at an annualized rate of 3.91%, 3.95%, and 3.85%, respectively.

UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA

We present below selected financial information. We encourage you to read the consolidated financial statements and the notes accompanying the consolidated financial statements in this Annual Report. This information is not intended to be a replacement for the consolidated financial statements.

	Years ended December 31,
	2014	2013	2012	2011	2010
OPERATING DATA
Interest on loans related parties	$3,586,314	$4,359,866	$4,479,806	$3,850,099	$5,697,380
Interest on loans	1,770,367	1,288,476	1,028,601	1,279,412	1,671,327
Total interest income	5,356,681	5,648,342	5,508,407	5,129,511	7,368,707
Net interest income	3,933,150	4,659,922	4,733,723	4,540,727	6,895,887
Total expenses	4,772,947	4,460,644	4,021,831	3,537,358	4,396,679
Net income	$583,734	$1,187,698	$1,486,576	$1,592,153	$2,972,028
Add back net loss attributable to noncontrolling interest	33,632	-	-	-	-
Net income attributable to holders of shares of beneficial interest	$617,366	$1,187,698	$1,486,576	$1,592,153	$2,972,028
Net income per share of beneficial interest	$0.10	$0.18	$0.23	$0.25	$0.46
Weighted average shares outstanding	6,434,023	6,437,253	6,439,528	6,432,781	6,422,407

	Years ended December 31,
	2014	2013	2012	2011	2010
BALANCE SHEET DATA
Cash	$984,841	$1,108,300	$236,213	$363,561	$7,325
Investment in trusts receivable	536,084	653,736	905,659	1,098,797	1,243,638
Investment in residential mortgages	159,375	65,335	4,266,646	4,904,537	5,557,396
Interim mortgages, related party	15,830,254	16,282,339	16,285,448	17,319,590	24,638,389
Interim mortgages	-	-	35,886	35,886	248,585
Allowance for loan losses	(105,462)	(128,053)	(314,277)	(340,487)	(459,361)
Real estate owned, net	4,439,004	5,287,857	8,192,368	11,090,796	15,980,479
Lines of credit receivable, related parties	90,844,122	86,151,485	88,947,361	78,356,781	69,714,261
Lines of credit receivable	15,706,986	8,961,704	4,744,680	4,132,639	4,755,129
Deficiency notes	3,258,330	4,976,199	6,121,525	8,063,129	7,301,046
Deficiency notes, related parties	28,739,855	29,295,567	29,958,940	29,507,820	12,739,093
Allowance for loan losses - deficiency notes	(591,447)	(1,736,306)	(2,246,632)	(4,757,746)	(4,517,746)
Recourse obligations, related parties	20,190,990	20,094,279	18,499,829	18,361,710	18,321,173
Other assets	12,627,401	11,116,173	9,640,921	8,492,926	12,644,137
Total assets	$192,620,333	$182,128,615	$185,274,567	$176,629,939	$168,173,544

Lines of credit payable	$13,805,860	$7,682,920	$6,988,297	$6,680,333	$5,515,442
Dividends payable	311,000	311,000	311,000	310,000	310,000
Participation payable, related parties	74,686,618	70,835,104	74,699,299	65,503,661	57,050,973
Other liabilities	8,562,928	8,950,672	6,331,088	5,032,958	4,173,482
Total liabilities	97,366,406	87,779,696	88,329,684	77,526,952	67,049,897

Total shareholders' equity	91,166,523	94,348,919	96,944,883	99,102,987	101,123,647
Total noncontrolling interest	4,087,404	-	-	-	-
Total liabilities and shareholders' equity	$192,620,333	$182,128,615	$185,274,567	$176,629,939	$168,173,544

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto which appear in Item 8 in this Annual Report on Form 10-K.

GENERAL

In the past, we have invested in first lien secured interim mortgage loans with initial terms of 12 months or less for the acquisition and renovation of single-family homes, which we refer to as “Interim Loans” and first lien secured mortgage loans with terms of 12 to 360 months for the acquisition of single-family homes, referred to as “Residential Mortgages, some of which are still outstanding. Currently, our principal investment objectives are to invest proceeds from our financing proceeds, proceeds from the repayment of our loans, capital transaction proceeds and retained earnings in the following types of investments: (i) lines of credit and secured loans for the acquisition and development of single-family home lots, referred to as “Land Development Loans”; (ii) lines of credit and loans secured by developed single-family lots, referred to as “Finished Lot Loans”; (iii) lines of credit and loans secured by completed model homes, referred to as “Model Home Loans”; (iv) lines of credit and loans, with terms of 18 months or less, secured by single family lots and homes constructed thereon, referred to as “Construction Loans”; (v) to provide credit enhancements to real estate developers, homebuilders, land bankers and other real estate investors who acquire real property, subdivide real property into single-family residential lots, acquire finished lots and/or build homes on such lots referred to as “Credit Enhancements;” (vi) discounted cash flows secured by assessments levied on real property, and (vii) senior or subordinate securities backed by finished lot loans and / or development loans referred to as “Securitizations”. We collectively refer to the above listed loans as “Mortgage Investments”. We may also provide credit enhancements to real estate developers, homebuilders, land bankers and other real estate investors who acquire real property, subdivide real property into single-family residential lots, acquire finished lots and/or build homes on such lots, referred to as “Credit Enhancements”. Additionally, our portfolio includes obligations of related parties of our Advisor, which we refer to as “Recourse Obligations” and “Deficiency Notes.”

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

At the end of 2014, our mortgage portfolio totaled approximately $122,971,000. Approximately 14% of our mortgages were first lien secured Interim Mortgages and Residential Mortgages, approximately 6% were secured lines of credit to UMTH Lending Co., L.P., approximately 67% were Land Development Loans, approximately 7% were Finished Lot Loans, and approximately 6% were invested in Construction Loans. As noted above, our portfolio also includes obligations of related parties of our Advisor, which we refer to as “Recourse Loans” and “Deficiency Notes.”

We no longer invest in Interim Loans or Residential Mortgages. We plan to continue to invest in Land Development Loans, Finished Lot Loans, Construction Loans and Model Home Loans because, 1) Land Development Loans and Finished Lot Loans have provided us with suitable collateral positions, well capitalized borrowers and attractive yields; and, 2) Model Home Loans and Construction Loans are expected to provide us with suitable collateral positions, well capitalized borrowers and attractive yields. Model Home and Construction Loans are expected to produce higher yields commensurate with Land Development Loans, Finished Lot. As we phased out of Interim Loans we increased the percentage of our portfolio invested in Land Development Loans, Finished Lot Loans, Model Home Loans, and Construction Loans.

The following table summarizes mortgage loans by type and original loan size held by United Mortgage Trust at December 31, 2014.

Description	No. of Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Outstanding Balance of Mortgage (1)	Carrying amount of Mortgage (2)	Past Due Amounts (3)
Single family residential 1st mortgages and interim loans (3):
Original balance over $100,000	1	7.0%	1/1/16	n/a	n/a	$159,375	$135,209
Original balance $50,000 - $99,999	64	7.0% - 12.75%	12/3/15 – 5/19/36	n/a	n/a	212,180	180,008	-
Original balance $20,000 - $49,999	121	9.0% - 14.50%	4/1/17 – 7/1/32	n/a	n/a	322,166	273,306	-
Original balance under $20,000	1	14.50%	9/1/31	n/a	n/a	1,738	1,474	-

First Lien secured interim mortgages
Ready America Funding (5)	1	14.0%	n/a	n/a	n/a	15,830,254	15,830,254	-
Secured LOC to UMTH Lending Co., L.P. (4),(5)	1	12.5%	n/a	n/a	n/a	7,576,966	7,576,966	-

Land Development Loans
UDF LOC & UDF III Economic Interest Participation	2	9.25%	12/31/15	n/a	n/a	83,267,156	83,267,156	-

Construction & Finished Lot Loans	8	13.0%	4/18/15-1/15/17	n/a	n/a	15,706,986	15,706,986	-
Totals	199					$123,076,821	$122,971,359	-

(1)	Gross book value of loans.
(2)	Net book value of loans, net of allowance for loan losses on mortgage loans of $105,462 at December 31, 2014.
(3)	Amounts greater than thirty (30) days past due.
(4)	Lines of credit with Ready America Funding and UMTH Lending Co., L.P. are collateralized by 9 and 1 loans, respectively.
(5)	The Company has a first lien collateral position in these loans funded by the originator. The advances to the originator do not have specific maturity dates.

Below is a reconciliation and walk forward of mortgage loans, net of allowance for loan losses for the year ended December 31, 2014.

Amount
Balance at beginning of period	$111,986,546
Additions during period:
Increases in Mortgage loans	207,124
Other increases – UDF LOC	841,123
Other increases – UDF III EIA Participation	3,851,514
Investments in principal	6,447,273
Other (net change in allowance for loan loss)	22,591
Deductions during period:
Other decreases	(384,812)
Balance at close of period	$122,971,359

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

Material Trends Affecting Our Business

Housing Industry

During 2014, the U.S. housing market recovery that began in 2012 continued, with annual increases in the volume of new home sales, single-family starts and single-family permits. Housing affordability remains strong compared to historical levels, even as home prices continued to increase in 2014. We believe the main drivers of housing demand are the continued improvement in job creation and wages which have contributed to the highest consumer confidence levels since 2007. Household formations, a housing metric that had been lagging in the housing recovery, increased significantly during 2014. We believe that demand for new homes will strengthen further in 2015 as the U.S. economy continues to improve, although the improvement may be uneven from market to market based on local economic conditions. We also believe that the Federal Housing Finance Agency’s (“FHFA”) recent lowering of down payment requirements for Fannie Mae and Freddie Mac mortgage programs and the Federal Housing Administration’s decrease in mortgage insurance premiums are incremental positives for housing demand in 2015.

Competition

Real estate financing is a very competitive industry. Our principal competitors are mortgage banks and other lenders. We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, real estate investment trusts, other real estate limited partnerships and other entities engaged in real estate investment activities, many of which have greater resources than we do. Banks and larger real estate programs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the proliferation of the Internet as a tool for loan origination has made it very inexpensive for new competitors to participate in the real estate finance industry. We believe that the demand for development loans is increasing, which may cause more lenders and equity participants to enter this market. Our ability to make or purchase a sufficient number of loans and investments to meet our objectives will depend on the extent to which we can compete successfully against these other lenders, including lenders that may have greater financial or marketing resources, greater name recognition or larger customer bases than we have. Our competitors may be able to undertake more effective marketing campaigns or adopt more aggressive pricing policies than we can, which may make it more difficult for us to attract customers. Increased competition could result in lower revenues and higher expenses, which would reduce our profitability.

Regulations

All real property and the operations conducted on real property are subject to federal, state and local laws, ordinances and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Under limited circumstances, a secured lender, in addition to the owner of real estate, may be liable for clean-up costs or have the obligation to take remedial actions under environmental laws, including, but not limited to, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended. Some of these laws and regulations may impose joint and several liability for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell such property or to use the property as collateral for future borrowing.

In addition, as a non-bank lender of commercial loans, we are subject to various state and federal regulations regarding usury laws. State and federal usury laws limit the interest that lenders are entitled to receive on a mortgage loan. In determining whether a given transaction is usurious, courts may include charges in the form of “points” and “fees” as “interest,” but may exclude payments in the form of “reimbursement of foreclosure expenses” or other charges found to be distinct from “interest.” While we contract for interest at a rate that is less than or equal to the applicable maximum amount of non-usurious interest and our loan documents and Texas law provide us with an opportunity to cure usurious charges, if the amount charged for the use of the money loaned is found to exceed a statutorily established maximum rate (under Texas law, the current maximum amount of non-usurious interest is 18% per annum) and we fail to cure, the form employed and the degree of overcharge are both immaterial to the determination that the loan is usurious. Statutes differ in their provision as to the consequences of a usurious loan. One group of statutes requires the lender to forfeit the interest above the applicable limit or imposes a specified penalty. Under this statutory scheme, the borrower may have the recorded mortgage or deed of trust cancelled upon paying its debt with lawful interest, or the lender may foreclose, but only for the debt plus lawful interest. Under a second, more severe type of statute, a violation of the usury law results in the invalidation of the transaction, thereby permitting the borrower to have the recorded mortgage or deed of trust cancelled without any payment (thus prohibiting the lender from foreclosing).

Employees

We have no employees; however, our general partner and an affiliate of our general partner have a staff of employees who perform a range of services for us, including originations, acquisitions, asset management, accounting, legal and investor relations.

Financial Information About Industry Segments

Our current business consists of acquiring and managing Mortgage Loans on real property. We internally evaluate our activities as one industry segment, and, accordingly, we do not report segment information.

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

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate and interest rates generally, that we reasonably anticipate to have a material impact on either the income to be derived from our Mortgage Investments or entities that make mortgage loans, other than those referred to in this Annual Report on Form 10-K. Our future results could be negatively impacted by prolonged weakness in the economy, high levels of unemployment, a significant increase in mortgage interest rates or further tightening of mortgage lending standards.

Available Information

We electronically file an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the SEC. All documents that we file with the SEC are available free of charge on our website, which is www.unitedmorgagetrust.com.

Outlook

In summary, we believe that demand for new homes will strengthen further in 2015 as the U.S. economy continues to improve, although the improvement may be uneven from market to market based on local economic conditions. We also believe that the Federal Housing Finance Agency’s (“FHFA”) recent lowering of down payment requirements for Fannie Mae and Freddie Mac mortgage programs and the Federal Housing Administration’s decrease in mortgage insurance premiums are incremental positives for housing demand in 2015. We believe that United Mortgage Trust has been active in monitoring current market conditions and in implementing various measures to manage our risk and protect our return on our investments by shifting our portfolio to investments that are less directly sensitive to the adverse market conditions and that produce higher yields and by aggressively liquidating non-performing loans. Based on that assessment, we do not anticipate a significant disruption to our normal business operations. Nevertheless, our assessments inherently involve predicting future events and we cannot be sure of the strength of the national and regional economic recovery and its impact on the housing and mortgage lending market could cause us to suffer a higher level of delinquencies and losses than we are currently predicting and result in a material adverse impact on our business.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, and 2012

Residential Mortgages, Contracts for Deed and Interim Mortgages

As of December 31, 2014, our residential mortgage portfolio consisted of 186 residential mortgages (including 185 loans in a securitization and 1 residential mortgage owned outright). The interim mortgage portfolio consisted of 1 interim loan. The portfolio had a net unpaid principal balance (“UPB”) of approximately $16,420,000. The average performing loan in the portfolio had a current annual yield of 9.44%, accounted for approximately 1.12% of revenues, had an average UPB of $88,000, and had a remaining term of 170 months for residential mortgages and contracts for deed. Interim loans had terms of 12 months or less. The average construction loan had a term of nine months; the average rehabilitation loan had a term of six months.

As of December 31, 2013, our residential mortgage portfolio consisted of 213 residential mortgages (including 210 loans in a securitization and 3 residential mortgages owned outright). The interim mortgage portfolio consisted of 9 interim loans. The portfolio had a net unpaid principal balance (“UPB”) of approximately $16,873,000. The average performing loan in the portfolio had a current annual yield of 9.39%, accounted for approximately 1.87% of revenues, had an average UPB of $76,000, and had a remaining term of 170 months for residential mortgages and contracts for deed. Interim loans had terms of 12 months or less. The average construction loan had a term of nine months; the average rehabilitation loan had a term of six months.

As of December 31, 2012, our residential mortgage portfolio consisted of 332 residential mortgages (including 229 loans in a securitization, 2 contracts for deed and 101 residential mortgages owned outright). The interim mortgage portfolio consisted of 10 interim loans. The portfolio had a net unpaid principal balance (“UPB”) of approximately $21,215,000. The average performing loan in the portfolio had a current annual yield of 10.90%, accounted for approximately 12.18% of revenues, had an average UPB of $62,000 and had a remaining term of 170 months for residential mortgages and contracts for deed. Interim loans had terms of 12 months or less. The average construction loan had a term of nine months; the average rehabilitation loan had a term of six months.

RESIDENTIAL MORTGAGE PORTFOLIO TABLE

	As of December 31,
	2014	2013	2012
Residential mortgages owned outright	1	3	101
Loans remaining in first securitization	106	111	121
Loans remaining in second securitization	79	99	108
Contracts for deed owned outright	0	0	2
Interim mortgages	1	9	10
Unpaid principal balance, net	$16,420,000	$16,873,000	$21,179,000
Annual yield	9.44%	9.39%	10.90%
Percent of revenues	1.12%	1.87%	12.18%
Average Loan UPB	$88,000	$76,000	$62,000

Line of Credit, Related Party – Land Development Loans

On June 20, 2006, the Company entered into a Second Amended and Restated Secured Line of Credit Promissory Note as modified by an amendment effective September 1, 2006 (the "Amendment") with UDF, a Nevada limited partnership that is a related party with the Company's Advisor, UMTHGS.  The Amendment increased an existing revolving line of credit facility ("Loan") to $45 million. The purpose of the Loan is to finance UDF's loans and investments in real estate development projects. On July 29, 2009, our trustees approved an amendment to increase the revolving line of credit facility to an amount not to exceed $60,000,000. Effective December 31, 2010, the loan was extended for a period of one year and the loan amount was increased from $60,000,000 to $75,000,000. Effective December 31, 2012, the loan was extended for a period of one year and the loan amount was increased from $75,000,000 to $82,000,000. Effective September 30, 2014, the line of credit was increased from $82,000,000 to $84,674,672 and effective December 31, 2014, the line of credit was extended and matures on December 31, 2015.

The Loan is secured by the pledge of all of UDF's land development loans and equity investments pursuant to the First Amended and Restated Security Agreement dated as of September 30, 2004, executed by UDF in favor of UMT (the “Security Agreement”).  Those UDF loans may be first lien loans or subordinate loans.

The Loan interest rate is the lower of 15% or the highest rate allowed by law, further adjusted with the addition of a credit enhancement to a minimum of 14%. Effective October 1, 2013, the loan was extended to December 31, 2014 and the base interest rate was decreased to a rate of 9.25%. Effective December 31, 2014, the line of credit was extended and matures on December 31, 2015.

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

On September 19, 2008, UMT entered into an Economic Interest Participation Agreement with UDF III pursuant to which UDF III purchased (i) an economic interest in the $45,000,000 revolving credit facility (“Loan”) from UMT to UDF I and (ii) a purchase option to acquire a full ownership participation interest in the Loan (the “Option”). On July 29, 2009, our trustees approved an amendment to increase the revolving line of credit facility to an amount not to exceed $60,000,000. Effective December 31, 2010, the loan was extended for a period of one year and the loan amount was increased from $60,000,000 to $75,000,000. Effective December 31, 2012, the loan was extended for a period of one year and matures on December 31, 2013, and the loan amount was increased from $75,000,000 to $82,000,000. Effective September 30, 2014, the line of credit was increased from $82,000,000 to $84,674,672 and effective December 31, 2014, the line of credit was extended and matures on December 31, 2015.

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

The Option gives UDF III the right to convert its economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Loan and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while UDF III owns an economic interest in the UMT Loan.  If UDF III exercises its Option and acquires a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UDF III and UMT will participate in the control and management of the UMT Loan. At December 31, 2014 and 2013 UDF III had outstanding approximately $83,267,000 and $78,575,000 respectively, to UDF under this agreement of which approximately $74,687,000 and $70,835,000 were outstanding under the Economic Interest Participation Agreement at December 31, 2014 and 2013, respectively.

The lending facility to UDF represents the continuing evolution of the Company's investment policy away from its original investment objective of long term residential mortgages to a portfolio which consists primarily of the increase in the Loan to UDF, lot banking loans, construction loans and model home loans.  The Company's Trustees believe that the interest rate environment, increasing default rates, which have resulted in lower yields from traditional residential mortgage investments and the recent broader deterioration of the sub-prime mortgage market, requires that we seek other investments that are capable of providing superior returns, credit and collateral for our shareholders.  Our Trustees were also influenced by the results of our existing loan arrangement with UDF.  From June 2003 through December 2014, UMT has funded to UDF approximately $128 million in first lien, subordinate loans and equity investments and received approximately $120 million in loan and equity repayments.

We anticipate the increasing concentration of our investments in the Loan, Land Development Loans, Finished Lot Loans, Model Home Loans and Construction Loans and that Residential Mortgages and Interim Loans will continue to diminish as a significant component of our total investment portfolio.

The Company monitors the line of credit for collectability on a continuing basis based on the affiliate’s payment history. No valuation allowance or charge to earnings was recorded for the years ended December 31, 2014, 2013, and 2012, based on the Company’s evaluation. Outstanding balances were approximately $83,267,000, $78,575,000, and $81,385,000, at year end 2014, 2013, and 2012, respectively.

Properties Pledged as Collateral

At year-end 2014, approximately 38% of the properties securing our Interim Loan Mortgage Investments were located in Texas, 61% in California, and 1% or less in 3 other states.

At year-end 2013, approximately 38% of the properties securing our Interim Loan Mortgage Investments were located in Texas, 61% in California, and 1% or less in 3 other states.

At year-end 2012, approximately 42% of the properties securing our Interim Loan Mortgage Investments were located in Texas, 57% in California, and 1% or less in 5 other states.

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

Comparative Income and Expenses

The following table summarizes revenues from related and non-related parties for the years ended December 31, 2014, 2013 and 2012:

	Twelve Months Ending
Interest on loans	2014			2013			2012			2011
Interest income - related party	$3,586,000	(774,000)	(17.75)%	$4,360,000	(120,000)	(2.68)%	$4,480,000	630,000	16.36%	$3,850,000
Interest income	1,770,000	482,000	37.42%	1,288,000	259,000	25.17%	1,029,000	(250,000)	(19.55)%	1,279,000
Total interest income	$5,356,000	(292,000)	(5.17)%	$5,648,000	139,000	2.52%	$5,509,000	380,000	7.41%	$5,129,000

The 2014 revenue decrease was primarily due to a reduction of the receipts from related party interest income from recourse obligations and by reduced balances for residential mortgages, partially offset by increased balances in non-related parties’ lines of credit. The 2013 revenue increase was primarily due to the receipt of related party interest income from recourse obligations and increased balances in non-related parties’ lines of credit, partially offset by reduced balances for residential mortgages. The 2012 revenue increase was primarily due to an increase in the receipts of related party interest income from recourse obligations, partially offset by reduced balances in both the non-related parties’ lines of credit and residential mortgages. See Liquidity and Capital Resources section for further discussion.

The 2014 decrease in related party income was due primarily to a reduction of recourse obligations receipts compared to the prior year, and a decrease in the interest to 9.25%, effective October 1, 2013, on the UDF line of credit (net of the Economic Interest Participation Agreement with UDF III) which was partially offset by the lower outstanding balance in the UMTHLC deficiency note. The 2013 decrease in related party income was due primarily to the lower outstanding balance in the UDF line of credit (net of the Economic Interest Participation Agreement with UDF III) which was partially offset by the higher outstanding balance in the UMTHLC deficiency note and the placement of certain related party Interim Loans on non-accrual status. The increases in non-related party income in 2014 and 2013 were mainly due to the increases in the balances of the non-related parties’ lines of credit outstanding.

Total expenses during 2014, 2013, and 2012, were approximately $4,773,000, $4,461,000, and $4,022,000, respectively, representing increases over the prior year of approximately $312,000 (7%), $439,000 (11%), and $485,000 (14%). The 2014 and 2013 increases were primarily due to increased interest expenses as we expanded our Construction Loan and Finished Lot Loan programs and increased provisions for loan losses, which were partially offset by a decreases in noninterest expenses (primarily lower legal fees, and real estate owned (“REO”) expenses). The 2012 increase was primarily due to the same factors, as well as increased REO expenses that year as we prepared for sale the majority of our then remaining REO properties. Such increased expenses were partially offset by a reduction in legal expenses.

PROVISION FOR LOAN LOSSES: increased 5% in 2014, increased 42% in 2013, and increased 33% in 2012, respectively.

The increase or decrease in provisions for loan losses between years depends on how many loans are foreclosed since we create the allowance for loan losses on default rates and foreclosure trends.  The tables below illustrate loss rates as a percentage of the nonrecourse portfolio for 1) Interim Loans and 2) Residential Mortgages and contracts for deed:

Interim Mortgages:

Year	Unpaid principal balance at year ends of non-related party loans	Loan losses charged- off	Loss rate as a percentage of non-related party loans
2014	-	-	-
2013	-	$36,000	100.00%
2012	$36,000	-	0.00%

Residential Mortgages and Contracts for Deed:

Year	UPB including securitized loans	Loan losses charged- off	Loss rate as a percentage of loans
2014	$5,111,000	$192,000	3.76%
2013	$5,450,000	$442,000	8.11%
2012	$10,179,000	$604,000	5.93%

Loan loss reserves are established when (a) the collectability of current loan balances becomes uncertain or (b) the underlying collateral value for foreclosed properties is less than its carrying value. For current loan balances, a loan loss reserve is created based on a three year look back of historical default rates, as well as a specific analysis on a loan by loan basis. The Company increased its provision for loan losses in 2014, 2013 and 2012, in order to ensure adequate reserves over the long-term based on our assessment of market conditions. The increase in 2014 and 2013 was driven primarily by efforts to liquidate the foreclosed property portfolio. The Company’s three year historical default rate for residential mortgages is approximately 0.54% of the remaining outstanding unpaid principal balance of the loans it owns outright, excluding the securitized loans. The Company’s three year historical default rate for interim mortgages is approximately 0.00%. The Company continually monitors the adequacy of its loan loss reserves and will provide for additional reserves in the future if needed. The Company charges additions to the loan loss reserves to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against, or charged-off, and decrease the loan loss reserve, while amounts recovered on previously charged off accounts increase the loan loss reserve.

INTEREST EXPENSE: Increased 44% in 2014, increased 28% in 2013, and increased 32% in 2012.

Interest expense was approximately $1,424,000, $988,000, and $775,000, respectively, in 2014, 2013, and 2012. The consecutive increases were due to the addition of new bank lines of credit during this time period, as well as increased utilization of these lines in concert with our expanding Construction Loan and Finished Lot Loan lending. As of December 31, 2014, 2013 and 2012, the Company had aggregate lines of credit totally approximately $13,806,000, $7,683,000 and $6,988,000, respectively and average note payable borrowings outstanding during the years then ended were $11,093,000, $7,065,000 and $7,149,000, respectively. We used our credit facilities to provide additional funds for investment. The use of our credit facilities, depends on the number of suitable investments available at any given time and the amount of cash we have on hand. Interest expense fluctuates based on (1) how heavily we rely on our credit facilities and (2) the increase or decrease in the interest rate we pay under the credit facilities.  See the “Liquidity and Capital Resources” section for further discussion.

LOAN SERVICING FEES: Decreased 86% in 2014, decreased 76% in 2013, and decreased 9% in 2012, respectively.

Loan servicing fees paid to Prospect Service Corp. (“PSC”) for servicing some of our Mortgage Investments decreased as a result of the amount we had invested in Residential Mortgages which decreased approximately 80% in 2014, 74% in 2013 and 13% in 2012.  Decreases in the loan servicing fee should occur as the long-term mortgage portfolio decreases. Loan servicing fees were approximately $1,000, $5,000, and $19,000, in 2014, 2013, and 2012, respectively.

TRUST ADMINISTRATION FEES: Remained constant in 2014 and 2013, and 2012.

Trust administration fees are paid to our Advisor and are calculated as the lesser of i) 1% of our average invested assets, or ii) $1 million. The trust administration fee increases and decreases as our invested assets increase or decrease as we draw on or pay down the credit facility that we use to acquire mortgage investments. For the past three years, the fees paid were equal to the $1 million limitation above.

GENERAL AND ADMINISTRATIVE EXPENSES: Decreased 16% in 2014, decreased 13% in 2013, increased 5% in 2012.

General and administrative expenses (including related parties) were approximately $928,000, $1,111,000, and $1,270,000, respectively, in 2014, 2013, 2012. The major categories of general and administrative expenses include transfer agent fees, legal fees, printing and reproduction costs, accounting and audit fees, recording fees, expenses to maintain REO properties, Trustee fees and insurance. The decrease in 2014 resulted from lower legal fees, lower REO expenses from the continued liquidation of the related REO properties, with increases in commission expenses, and accounting services. The decrease in 2013 resulted from lower REO expenses from the continued liquidation of the related REO properties in 2013 with increases in accounting and audit expenses, partially offset by lower legal fees. The increase in 2012 resulted from higher REO expenses related to readying properties for sale and accounting and audit fees partially offset by lower legal fees.

Operating expense as a percentage of interest revenue was approximately 36%, 37%, and 42% for 2013, 2012, respectively. Operating expense as a percentage of average invested assets was approximately 1.02%, 1.26%, and 1.56%, for 2014, 2013, and 2012, respectively.

Net income was approximately $617,000, $1,188,000, and $1,487,000, for 2014, 2013, and 2012, respectively, representing a decrease of approximately 48%, 20%, and 7%, respectively, for the same periods. The decrease in 2014 was primarily due to lower related party interest income, from a reduction in certain related party interest rates in October 2013 and a reduction in recourse obligation interest income, offset by an increase in non-related parties’ interest income from higher outstanding loan receivable balances. The decrease in 2013 was primarily due to a reduction of related party interest income, from a reduction in related party interest rates in 2013, offset by an increase in non-related parties’ interest income from higher outstanding loan receivable balances, and the decrease in 2012 was driven by a reduction of non-related party interest income, from a reduction in the long - term residential mortgage portfolio. Earnings per share of beneficial interest in 2014, 2013, and 2012, were $0.10, $0.18, and $0.23, for the respective years. Daily use of leverage was approximately $11.1 million in 2014, as compared to $7.1 million in 2013, and 2012. Performing Mortgage Investment yields were approximately 9.44%, 9.39%, and 10.90%, in 2013, 2012, respectively, further impacting earnings. Average daily cash balances were $628,000 in 2014, compared to $1,030,000 in 2013, and to $740,000 in 2012, again positively or negatively impacting earnings in successive years.

URHF Preferred Equity Offering

On February 24, 2014, United Residential Home Finance, L.P. (“URHF”) initiated a private offering of Preferred Limited Partner Equity Units (“Preferred Equity Units”) to accredited investors (“Preferred Equity Unit Holders”). The Preferred Equity Units to Preferred Equity Unit Holders are being offered by URHF. URHF is a Delaware limited partnership formed for the purpose of investing in loans made to fund the acquisition of land and development of single family lots, loans for the acquisition of finished lots, loans secured by model homes and loans for the construction of new homes (“Loans”). URHF will issue up to $15.5 million in 5.5% Preferred Limited Partner Equity Units to Preferred Equity Unit Holders who will become Limited Partners in URHF. Each Preferred Equity Unit represents a 0.3225% ownership interest in the Partnership based upon a total of three hundred ten (310) Preferred Units. Preferred Equity Unit ownership interest does not include a General Partner Interest or a Limited Partner Interest owned by the Original Limited Partner, United Mortgage Trust. The offering of the Preferred Equity Units is not registered under the Securities Act, in reliance upon the exemption from registration for non-public offerings provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. As of December 31, 2014, 84 Preferred Units have been sold for $4,194,000. The Preferred Equity Units are reflected as Noncontrolling Interest on the consolidated financial statements.

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

Non-related Party Foreclosed Properties. We began 2014, 2013, and 2012, with zero, one, and two foreclosed Residential Mortgages and contracts for deed, respectively, and foreclosed an additional zero, eight, and four loans during the respective years. We sold nine and five foreclosed properties in 2013 and 2012, respectively, leaving zero, zero, and one, foreclosed properties at the end of each of the three years, respectively. Non-related party foreclosed properties as a percentage of total non-related party Residential Mortgages and contracts for deed at year end 2014, 2013, and 2012 were 0.00%, 0.00%, and 0.60%, respectively.

We began 2014, 2013, and 2012, with 20, 25, and 84 foreclosed Interim Loans, respectively, and foreclosed one additional Interim Loan in 2013. We sold nineteen, six, and fifty-nine foreclosed properties, during 2014, 2013, and 2012, respectively, leaving 1, 20, and 25 foreclosed interim loans at the respective year ends. In December of 2006 we ceased funding interim loans for the construction of single family homes originated by a non-related party lender, Residential Development Corporation (“RDC”) and began liquidating properties securing RDC non-performing loans.

At December 31, 2014 our foreclosed property portfolio consisted of one residential property, which was not a rental property. Our exit strategy for these properties is to dispose of them, over time, and recover our cost. This includes marketing available properties for sale or rental including providing seller financing to qualified third party buyers. Active rental properties can be seasoned over time and, if the tenant can then qualify for third party or seller financing, the property can then be sold and its cost recovered. These rental properties also provide cash flow to the Company during this process and reduce our holding costs.

In December 2006, we ceased funding individual Interim Loans for the construction of single family homes. In 2008, we completed foreclosure on the remaining non-performing Interim Loans funded to RDC. As a result, our outstanding balance of Interim Loans to non-related parties was $0 at December 31, 2014 and December 31, 2013 and $36,000 at December 31, 2012, respectively.

The following tables detail major categories of foreclosed loans for each of the last three fiscal years:

RESIDENTIAL MORTGAGES & CFDs	2014	2013	2012
Number of loans defaulted at beginning of year	0	1	2
Aggregate gross value	$-	$61,000	$106,000

Additional defaults during year	0	8	4
Aggregate gross value	$-	$297,000	$151,000

Defaulted properties disposed of during year	0	9	5
Aggregate gross value	$-	$358,000	$196,000

Number of loans defaulted at end of year	0	0	1
Aggregate gross value	$-	$-	$61,000

INTERIM LOANS	2014	2013	2012
Number of loans defaulted at beginning of year	20	25	84
Aggregate gross value	$510,000	$2,542,000	$5,511,000

Additional defaults during year	0	1	-
Aggregate gross value	$-	$48,000	$-

Defaulted properties disposed of during year	19	6	59
Aggregate gross value	$456,000	$2,080,000	$2,970,000

Number of loans defaulted at end of year	1	20	25
Aggregate gross value	$54,000	$510,000	$2,542,000

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

The table below summarizes our gross mortgage portfolio by asset type as of December 31, 2014, 2013, and 2012:

Category	2014	2013	2012
First lien secured interim mortgages 12 months or less and residential mortgages and contracts for deed	$16,526,000	$17,001,000	$21,494,000
Secured, LOC to UMTHLC	7,577,000	7,577,000	7,562,000
Land development loans	83,267,000	78,575,000	81,386,000
Finished lot loans	8,955,000	717,000	2,152,000
Construction loans	6,752,000	8,244,000	2,593,000

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

As of December 31, 2014, the Company had two deficiency notes with non-related parties in the aggregate amount of approximately $4,976,000. One note in the amount of approximately $1,725,000 bears interest at a rate of 14% per annum. The second note is for the amount of approximately $1,533,000, with a reserve of approximately $591,000, does not accrue interest as the underlying collateral value approximates the note balance, net of reserves.

As of December 31, 2013, the Company had two deficiency notes with non-related parties in the aggregate amount of approximately $4,976,000. One note in the amount of approximately $1,725,000 bears interest at a rate of 14% per annum. The second note is for the amount of approximately $3,251,000, with a reserve of approximately $1,736,000, does not accrue interest as the underlying collateral value approximates the note balance, net of reserves.

Please see Part III Item 13 “Certain Relationships and Related Transactions” for a detailed description of the Company’s transactions with related parties.

Dividends and Distributions

For the year ended December 31, 2014, we have made the following distributions to our shareholders of beneficial interest:

Period Ended	Date Paid	Distribution Amount
December 31, 2013	January 29, 2014	$310,900
January 31, 2014	February 28, 2014	310,824
February 28, 2014	March 28, 2014	311,000
March 31, 2014	April 29, 2014	310,860
April 30, 2014	May 30, 2014	310,817
May 31, 2014	June 26, 2014	310,767
June 30, 2014	July 31, 2014	310,801
July 31, 2014	August 28, 2014	310,743
August 31, 2014	September 26, 2014	310,708
September 30, 2014	October 30, 2014	310,717
October 31, 2014	November 25, 2014	310,631
November 30, 2014	December 29, 2014	310,640
		$3,729,408

For the year ended December 31, 2014, we have made the following distributions to our preferred limited partners of URHF:

Period Ended	Date Paid	Distribution Amount
June 30, 2014	July 21, 2014	8,122
September 30, 2014	October 23, 2014	19,842
December 31, 2014	December 31, 2014	45,000
		$72,964

For the year ended December 31, 2014, we paid distributions of $3,802,372 ($3,584,574 in cash and $217,798 in shares of beneficial interest pursuant to our DRP), as compared to cash flows from operations of ($2,745,151). For the year ended December 31, 2013, we paid distributions of $3,731,445 ($3,506,962 in cash and $224,483 in shares of beneficial interest pursuant to our DRP), as compared to cash flows from operations of $26,367. For the period from our inception through December 31, 2014, we paid distributions of approximately $104.8 million (approximately $81.7 million in cash and approximately $23.1 million in shares of beneficial interest pursuant to our DRP), as compared to cumulative cash flows from operations of approximately $83.3million and cumulative net income of approximately $85.3 million.

The distributions to our shareholders paid during the years ended December 31, 2014 and 2013, along with the amount of distributions reinvested pursuant to our DRP and the sources of our distributions were as follows:

	For the Years Ended December 31,
	2014		2013
Distributions paid in cash	$3,584,574		$3,506,962
Distributions reinvested	217,798		224,483
Total distributions	$3,802,372		$3,731,445

Source of distributions:
Cash flow from operations	$(2,745,151)	(72)%	$26,367	1%
Proceeds from issuance of shares	217,798	6%	224,483	6%
Borrowing under credit facilities and notes payable	6,329,725	166%	3,480,595	93%
Total sources	$3,802,372	100%	$3,731,445	100%

Distributions per share of beneficial interest were $0.58, per weighted share for 2014, 2013, and 2012, on earnings of $0.10, $0.18, and $0.23, respectively. In 2014, 2013, 2012 we distributed approximately 639%, 314%, and 251%, respectively, of our net income. The portion of the distributions that does not represent earnings represents return of capital.  (See the table below.) Distributions declared by our Trustees during 2014, 2013, and 2012, were at an annualized rate of return of 2.9% based on our original share price of $20.00. The rate of return of these distributions on the NAV of outstanding shares during 2014, 2013, and 2012 was at an annualized rate of 3.91%, 3.95% and 3.85%, respectively. We are under no obligation to pay dividends at that same rate and from time to time the rate at which we pay dividends may be adjusted by our Trustees.

	For the Years Ended December 31,
	2014	2013	2012
Dividend paid per Share	$0.58	$0.58	$0.58
Amount paid in excess of earnings per Share (return of capital)	$0.49	$0.40	$0.35

Effective April 15, 2015, pursuant to the terms of the DRP, the Board of Trustees elected to suspend the DRP until further notice. Please refer to our Report on Form 8-K filed on March 3, 2015 for further information about the modification to the DRP.

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEARS ENDED

DECEMBER 31, 2014, 2013, and 2012

Sources and Uses of Funds

Cash flows from operating activities are generally the result of net income adjusted for provision for loan losses and changes in accrued interest receivable, accounts payable and accrued liabilities. Cash (used in) provided by operations was approximately ($2,745,000), $26,000, and $680,000 during the years ended December 31, 2014, 2013, and 2012, respectively.

Cash flows from investing activities generally reflect fundings and payments received from lending activities. In 2014 the Company used cash in investing activities of approximately ($5,052,000). The Company provided cash from investing activities of approximately $1,409,000 and $1,601,000 in 2013 and 2012, respectively, from deficiency and recourse note receipts along with receipts from sales of real estate owned.

Cash flows from financing activities generally reflect proceeds from the issuance of shares, borrowings or repayments on the lines of credit, the purchase of treasury stock and the payment of dividends. In 2014 the Company was provided cash from financing activities of approximately $7,674,000. The Company used approximately $564,000 and $2,408,000 in financing activities in 2013 and 2012, respectively. The primary uses were the purchase of treasury stock and the payment of dividends and primary sources were proceeds from the issuance of shares and from borrowings on the lines of credit and notes payable.

The table below provides information regarding the Company’s weighted average yield earned on assets and the weighted average cost of funds during the years ended December 31, 2014, 2013 and 2012.

	2014	2013	2012
Average Earnings Assets and Income
Average earning asset balances	$79,618,406	$72,996,034	$72,199,489
Total interest income	5,356,681	5,648,342	5,508,407
Average annual yield	6.73%	7.74%	7.63%
Weighted average cost of capital
Average debt capital balances	$18,298,151	$12,203,616	$9,322,445
Annual interest expense	1,423,531	988,420	774,684
Average cost of debt capital	7.78%	8.10%	8.31%
Percent of total capital	16.51%	11.32%	8.69%
Average equity capital balances	$92,505,966	$95,555,608	$97,996,123
Distributions	3,802,372	3,731,445	3,733,422
Average cost of equity capital	4.11%	3.91%	3.81%
Percent of total capital	83.49%	88.68%	91.31%
Total average capital	$110,804,118	$107,759,224	$107,318,568
	100%	100%	100%
Weighted average cost of capital	4.72%	4.38%	4.20%
Net yield on earning assets	2.01%	3.36%	3.43%

Credit Facilities

UMT HF Texas Capital Bank LOC

During August 2009, the Company entered into a revolving line of credit facility with Texas Capital Bank (“TCB”) for $5,000,000. The line of credit bears interest at prime plus one percent, with a floor of 5.50% and requires monthly interest payments. Principal and all unpaid interest were due at maturity, which was August 2012. Effective September 2012, the line was renewed under the same terms and matures on September 5, 2015. The line of credit is collateralized by a first lien security interest in the underlying real estate financed by the line of credit. The outstanding balance on this line of credit was approximately $4,454,000, and $4,376,000 at December 31, 2014 and 2103, respectively. This credit facility contains financial covenants that require UMT Home Finance, L.P. (“UMTHF”) to maintain a leverage ratio, tangible net worth and net income within certain bounds as proscribed in the loan agreement. There are no financial covenants related to this credit facility that may restrict the Company’s ability to obtain future financing. As of December 31, 2014 and 2013, the Company was in compliance with all of its debt covenants.

UMT 15th Street, L.P. Community Trust Bank Loan

On April 21, 2010, the Company entered into a term loan credit facility with Community Trust Bank (“CTB”) for $1,600,000. The note payable bears interest at prime plus one percent, with a floor of 7.0%, and requires monthly interest payments. Principal and all unpaid interest were due at maturity which was October 21, 2012. The term loan credit facility was extended, effective December 21, 2012, with an amended maturity date of December 19, 2013, and an interest rate reduction from 7.0% to 5.5%. Effective February 19, 2014, a modification extended the maturity date to February 19, 2015. Effective February 18, 2015, a modification was executed extending the maturity date to July 30, 2016. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at December 31, 2014 and 2013, was approximately $569,000.

UMT HF II Notes Payable

On January 27, 2011, the Company initiated a private offering of Secured Subordinated Notes (“Notes,” to accredited investors “Note Holders”). The Notes are being offered through a wholly - owned subsidiary, UMT Home Finance II, L.P. (“HF II”). HF II is a Delaware limited partnership that was formed on November 29, 2010 as a Special Purpose Entity, for the purpose of originating and holding loans made to fund the acquisition of finished lots and the construction of single-family homes on the subject lots (“Loans”). HF II will issue up to $5 million in 7.5% Notes. The Notes will be secured by an undivided security interest on the pool of loans owned by HF II. The offering of the Notes is not registered under the Securities Act, in reliance upon the exemption from registration for non-public offerings provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933. Periodic payments are due and payable through December 2019. As of December 31, 2014 and 2013, approximately $4,749,000, and $4,275,000, respectively, were outstanding through individual notes.

UMT HF Notes Payable

As of December 31, 2014 and 2013, the Company had twenty-three and ten notes payable to various unrelated parties totaling approximately $2,103,000 and $1,347,000, respectively. Periodic payments are due and payable through December 2019. These notes bear interest at the rate of 7.5% per annum and require interest only payments on a monthly basis. These notes are secured by an undivided security interest in the pool of construction loans funded for the construction of single-family homes by UMTHF a wholly owned and consolidated subsidiary of the Company.

UMT HF III Veritex Community Bank LOC

On May 27, 2011, the Company entered into a revolving line of credit facility with Veritex Community Bank (“VCB”) for $4,300,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which was May 27, 2014. Effective May 27, 2014 this term line of credit facility was renewed with the lender, the loan commitment was increased to $5,000,000 and principal and all unpaid interest will be due at maturity, May 27, 2017. All other terms remain the same. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at December 31, 2014 and 2013 was approximately $3,618,000, and $1,593,000, respectively. This credit facility contains a financial covenant that requires UMT Home Finance III, L.P. (“UMTHF III”) to maintain a leverage ratio within certain bounds as prescribed in the loan agreement. There are no financial covenants related to this credit facility that may restrict the Company’s ability to obtain future financing. As of December 31, 2014, the Company was in compliance with all of its debt covenants.

UMT HF II Green Bank LOC

On October 26, 2011, the Company entered into a revolving line of credit facility with Green Bank for $5,000,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest was due at maturity which on October 26, 2014. The loan was extended to January 26, 2015 and has not been renewed by the bank. The Company is pursuing refinancing this loan with another bank under the same terms. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at December 31, 2014, and 2013 was approximately $697,000 and $546,000, respectively. This credit facility contains financial covenants that require HF II to maintain a leverage ratio, tangible net worth and total liabilities to tangible net worth within certain bounds as proscribed in the loan agreement. There are no financial covenants related to this credit facility that may restrict the Company’s ability to obtain future financing. As of December 31, 2014, the Company was in compliance with all of its debt covenants.

URHF Southwest Bank LOC

On July 22, 2013, the Company entered into a revolving line of credit facility with Southwest Bank (“SWB”) for $15,000,000. The loan bears interest at prime plus one percent, with a floor of 4.75%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is January 16, 2015 for $3,199,670 and May 6, 2017 for $1,837,665. The loan balance that matured on January 16, 2015 was renewed under the same terms with a new maturity date of January 16, 2018. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at December 31, 2014 and 2013 was approximately $5,037,000 and $1,167,000, respectively. This credit facility contains financial covenants that require United Residential Home Finance, L.P. (“URHF”) to maintain an interest coverage ratio, tangible net worth and leverage ratio within certain bounds as proscribed in the loan agreement. There are no financial covenants related to this credit facility that may restrict the Company’s ability to obtain future financing. As of December 31, 2014, the Company was in compliance with all of its debt covenants.

Below is a Five Year Maturity Schedule of all lines of credit payable:

	2015	2016	2017	2018	2019	Thereafter	Total
Lines of Credit Payable Maturity	$8,351,000	$-	$5,455,000	$-	$-	$-	$13,806,000

Below is a Five Year Maturity Schedule of all notes payable:

	2015	2016	2017	2018	2019	Thereafter	Total
Notes Payable Maturity	$569,000	$300,000	$1,239,000	$4,375,000	$937,000	$-	$7,420,000

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

	December 31,
	2014	2013	2012
Shares issued	14,900	15,082	20,625
Dividend reinvestment proceeds	$218,000	$224,000	$316,000
Number of shares returned to treasury	(19,708)	(17,845)	(18,514)
Value of shares repurchased	$(288,000)	$(277,000)	$(228,000)
Principal receipts:
First lien mortgage notes and trust receivables	$181,000	$2,499,000	$779,000
Real estate owned (investments)	$141,000	$700,000	$854,000
Interim loans and deficiency notes	$2,000	-	-
Interim loans and deficiency notes, related parties	$671,000	$2,135,000	$1,374,000
Net receipts (fundings) - lines of credit	$(6,045,000)	$(4,217,000)	$(612,000)
Net receipts (fundings) - lines of credit, related parties	-	$(15,000)	$(572,000)
Net borrowings (payments)–bank lines of credit	$6,123,000	$695,000	$308,000
Sale of preferred equity unites in URHF	$4,194,000	-	-
Net proceeds from notes payable	$1,230,000	$2,526,000	$929,000

As of December 31, 2014, we had issued an aggregate of 8,375,363 shares, with 1,943,403 shares repurchased and retired to treasury, leaving 6,431,960 shares outstanding.  Total capital raised from share issuances was approximately $166,695,000.

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

Since inception and as of December 31, 2014, we have invested an aggregate of approximately $539 million in Interim Loans from various sources, and UDF had drawn down an aggregate of approximately $129.3 million from us on its Loan. In 2014 we funded no Interim Loans and approximately $841,000 in draws to UDF, compared to approximately $1,053,000 in draws to UDF in 2013. The following table sets forth, as a percentage of total funds invested with all sources, the percentage of Mortgage Investments made to related parties during 2014, 2013, and 2012.

Related Party Company	2014	2013	2012
UMTHLC	0%	0%	2%
UDF	2%	4%	3%

Total of related party mortgage investments	2%	4%	5%

The following table shows the dollar amounts of investments funded with related parties of our Advisor in the three comparable years:

Related Party Company	2014	2013	2012
UMTHLC	-	$15,000	$587,000
UDF	$841,000	$1,053,319	$823,000

In addition, we no longer fund draws directly to RAFC, but we do fund draws directly to vendors for projects that are active and serviced by RAFC.

Outstanding balances for Interim Loans purchased from related parties of our Advisor and the UDF line of credit at December 31, 2014, 2013, and 2012 were:

Related Party Company	2014	2013	2012
RAFC	$15,830,254	$16,282,000	$16,285,000
UMTHLC	$7,577,000	$7,577,000	$7,562,000
UDF	$83,267,000	$78,575,000	$81,385,000

We no longer purchase Interim Loans, Residential Mortgages or contracts for deed.

Transactions with Related Parties

We do not have any direct employees. All administrative services and facilities are provided to us by our Advisor, UMTHGS, under the terms of an August 1, 2006 Advisory Agreement, amended and restated as of January 1, 2013 (the “Advisory Agreement”). The services of our Advisor include all day-to-day administrative services including managing our development of investment guidelines, overseeing servicing, negotiating purchases of loans and overseeing the acquisition or disposition of investments and managing our assets. We pay UMTHGS a monthly trust administration fee, depending on our annual distribution rate, ranging from 1/12th of 1% up to 1/12th of 2% of the amount of average invested assets per month, however, our Advisor has limited the annual trust administration fee to the lesser of i) 1% of our average invested assets, or ii) $1,000,000. The Advisory Agreement also provides for a subordinated incentive fee equal to 25% of the amount by which our net income for a year exceeds a 10% per annum non-compounded cumulative return on our adjusted contributions. No incentive fee was paid during 2014, 2013, or 2012. In addition, for each year in which it receives a subordinated incentive fee, the Advisor will receive a 5-year option to purchase 10,000 shares at a price of $20.00 per share (not to exceed 50,000 shares). As of December 31, 2014, 2013, and 2012, the Advisor has not received options to purchase shares under this arrangement.

The Advisor and its related parties are also entitled to reimbursement of costs of goods, materials and services obtained from non-related parties for our benefit, except for note servicing and for travel and expenses incurred in connection with efforts to acquire investments for us or to dispose of any of our investments. During each of 2014, 2013, and 2012, the Company paid the Advisor approximately $76,000 as reimbursement for costs associated with providing shareholder relations activities.

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

The Advisory Agreement also provides for us to pay to the Advisor a debt placement fee. We may engage the Advisor, or a related party of the Advisor, to negotiate lines of credit on behalf of the Company. UMT shall pay a negotiated fee, not to exceed 1% of the amount of the line of credit secured, upon successful placement of the line of credit. The Company paid debt placement fees of approximately $150,000 in August 2013, respectively, to a related party of the Advisor. These fees are amortized monthly, as an adjustment to interest expense, over the term of our credit facility agreements. For a more detailed description of these credit facility agreements, please see Note D of the Notes to Consolidated Financial Statements below.

Loan servicing fees are paid to PSC. The fees are paid monthly and calculated as 1/12th of 1/2% and 0.8% of the outstanding principal balance of each loan or value of each property, respectively. In addition, each received real estate sales commissions on a scale of 1% to 4% of the sales price of a foreclosed property when the property is liquidated.

Below is a chart listing fees paid to the Advisor and PSC in the past three years:

Type of Fee	Payee	2014	2013	2012
Trust management fee, net	UMTHGS	$1,000,000	$1,000,000	$1,000,000
Investor relations service fee	UMTHGS	$78,000	$76,000	$76,000
Loan servicing fees	PSC	$1,000	$5,000	$19,000

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

Loan Loss Reserves

Loan loss reserves are established when it becomes clear that the current market value of foreclosed properties is less than the outstanding balances of loans plus accrued interest. A loan loss reserve is created based on a three year look back of default rates. It is calculated as the difference between the outstanding loan balance of a foreclosed property, plus accrued interest income, less the estimated proceeds from the sale of the foreclosed property. The Company’s three year historical default rate for Residential Mortgages is approximately 0.54% of the remaining outstanding unpaid principal balance of the loans it owns outright, excluding the securitized loans. The Company’s three year historical default rate for Interim Loans is approximately 0%. The Company charges additions to the loan loss reserves to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against, or “charged-off and decrease the loan loss reserves, while amounts recovered on previously charged off accounts increase the reserve.

The changes in the reserve for loan losses during the years ended December 31, 2014, 2013, and 2012 are summarized as follows:

Walk forward of Loan Loss Reserves:	2014	2013	2012
Balance, beginning of year	$2,555,000	$3,061,000	$5,714,000
Provision for loan losses	1,420,000	1,357,000	958,000
Reduction of values of foreclosed mortgages and loans charged off	(2,358,000)	(1,863,000)	(3,611,000)
Balance, end of year	$1,617,000	$2,555,000	$3,061,000

The following table summarizes the Company’s reserve balances as of December 31, 2014, 2013 and 2012:

Reconciliation to Consolidated Balance Sheets :	2014	2013	2012
Amounts included in reserves – deficiency notes	$592,000	$1,736,000	$2,247,000
Amounts included in real estate owned, net (1)	920,000	691,000	500,000
Amounts included in mortgage investments – allowance for loan losses	105,000	128,000	314,000
Balance, end of year	$1,617,000	$2,555,000	$3,061,000

(1)	Real estate owned is presented net of reserves in the accompanying consolidated financial statements.

In December of 2006 the Company ceased funding interim loans for the construction of single family homes. Prior to December of 2006 the Company funded these Interim Loans through a non-related party lender, Residential Development Corp. (“RDC”). Throughout 2007 and 2008, we experienced increased delinquency and foreclosures on loans previously funded to RDC and implemented the following actions with regard to RDC:

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

The Company continued these efforts throughout 2014 and 2013 and liquidated the remaining RDC foreclosed property portfolio in 2014. As of December 31, 2009, the remainder of the RDC Interim Loans were foreclosed and all acquired assets were reflected as real estate owned in the accompanying consolidated financial statements. As of December 31, 2014, all foreclosed RDC assets had been liquidated. As of December 31, 2014, the portion of Deficiency Notes and Reserves – Deficiency Notes, applicable to the RDC deficiency note was approximately $1,533,000 and $591,000, respectively. As of December 31, 2013, the portion of Deficiency Notes and Reserves – Deficiency Notes, applicable to the RDC deficiency note was approximately $3,251,000 and $1,736,000, respectively.

DISCLOSURE OF CONTRACTUAL OBLIGATIONS

As of December 31, 2014, 2013, and 2012, the Company did not have any contractual obligations to make future payments under any debt obligations or long-term lease agreements.

DIVIDENDS DECLARED AND DISTRIBUTIONS MADE

During the year ended December 31, 2014, we declared dividends and made distributions on a monthly basis as shown below. We maintained a 2.9% annualized distribution rate during the year and distributed approximately 639% of our net income. Distributions paid on NAV were made at a rate of 3.91% and 3.95% for the years ended December 31, 2014 and 2013 respectively. We are under no obligation to make distributions at any particular rate, although we are obligated to distribute 90% of our REIT Taxable Income in order to continue to qualify as a REIT for federal income tax purposes. The amount distributed in excess of earnings per share represents return of capital.

	For the Years Ended December 31,
	2014	2013	2012
Dividend paid per Share	$0.58	$0.58	$0.58
Amount paid in excess of earnings per Share (return of capital)	$0.49	$0.40	$0.35

OFF BALANCE SHEET ARRANGEMENTS

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to interest rate changes primarily in connection with our bank.

During August 2009, the Company entered into a new revolving line of credit facility with Texas Capital Bank for $5,000,000. The line of credit bears interest at prime plus one percent, with a floor of 5.50% and requires monthly interest payments. Principal and all unpaid interest was due at maturity, which was August 2012. Effective September 2012, the line was renewed under the same terms and matures on September 5, 2015. The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit. The outstanding balance on this line of credit was approximately $4,454,000 and $4,376,000, at December 31, 2014 and 2013, respectively.

On May 27, 2011, the Company entered into a new term loan credit facility with Veritex Community Bank for $4,300,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest was due at maturity which was May 27, 2014. Effective May 27, 2014 this term line of credit facility was renewed with the lender, the loan commitment was increased to $5,000,000 and principal and all unpaid interest will be due at maturity, May 27, 2017. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at December 31, 2014 and 2013 was approximately $3,618,000 and $1,593,000.

On October 26, 2011, the Company entered into a new term loan credit facility with Green Bank for $5,000,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest was due at maturity which on October 26, 2014. The loan was extended to January 26, 2015 and has not been renewed by the bank. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at December 31, 2014 and 2013 was approximately $697,000 and $546,000. The Company is pursuing refinancing this loan with another bank under the same terms.

On July 22, 2013, the Company entered into a revolving line of credit facility with Southwest Bank for $15,000,000. The loan bears interest at prime plus one percent, with a floor of 4.75%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is January 16, 2015 for $3,199,670 and May 6, 2017 for $1,837,665. The loan balance that matured on January 16, 2015 was renewed under the same terms with a new maturity date of January 16, 2018. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at December 31, 2014 and 2013 was approximately $5,037,000 and $1,167,000, respectively.

On April 21, 2010, the Company entered into a new term loan credit facility with Community Trust Bank for $1,600,000. The loan bears interest at prime plus one percent, with a floor of 7.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is October 21, 2011. The term loan credit facility was extended, effective December 21, 2012, with an amended maturity date of December 19, 2013, and an interest rate reduction from 7.0% to 5.5%. Effective February 19, 2014, a modification extended the maturity date to February 19, 2015. Effective February 18, 2015, a modification was executed extending the maturity date to July 30, 2016. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at both December 31, 2014 and 2013 was approximately $569,000.

On January 27, 2011, the Company initiated a private offering of Secured Subordinated Notes (“Notes,” to accredited investors “Note Holders”). The Notes are being offered through a wholly - owned subsidiary, UMT Home Finance II, L.P. (“HF II”). HF II is a Delaware limited partnership that was formed on November 29, 2010 as a Special Purpose Entity, for the purpose of originating and holding loans made to fund the acquisition of finished lots and the construction of single-family homes on the subject lots (“Loans”). HF II will issue up to $5 million in 7.5% Notes. The Notes will be secured by an undivided security interest on the pool of loans owned by HF II. The offering of the Notes is not registered under the Securities Act, in reliance upon the exemption from registration for non-public offerings provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933. Periodic payments are due and payable through December 2019. As of December 31, 2014 and 2013, approximately $4,749,000, and $4,275,000, respectively.

As of December 31, 2014 and 2013, the Company had twenty-three, and ten notes payable to various unrelated parties totaling approximately $2,103,000 and $1,347,000, respectively. Periodic payments are due and payable through December 2019. These notes bear interest at the rate of 7.5% per annum and require interest only payments on a monthly basis. These notes are secured by an undivided security interest in the pool of construction loans funded for the construction of single-family homes by UMTHF a wholly owned and consolidated subsidiary of United Mortgage Trust.

Below is a Five Year Maturity Schedule of all lines of credit payable:

	2015	2016	2017	2018	2019	Thereafter	Total
Lines of Credit Payable Maturity	$8,351,000	$-	$5,455,000	$-	$-	$-	$13,806,000

Below is a Five Year Maturity Schedule of all notes payable:

	2015	2016	2017	2018	2019	Thereafter	Total
Notes Payable Maturity	$569,000	$300,000	$1,239,000	$4,375,000	$937,000	$-	$7,420,000

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED MORTGAGE TRUST

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

United Mortgage Trust

We have audited the accompanying consolidated balance sheets of United Mortgage Trust as of December 31, 2014 and 2013, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Mortgage Trust as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas

March 31, 2015

UNITED MORTGAGE TRUST

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
Assets:
Cash and cash equivalents	$984,841	$1,108,300

Mortgage investments:
Investment in trust receivable	536,084	653,736
Investment in residential mortgages	159,375	65,335
Interim mortgages, related party	15,830,254	16,282,339
Allowance for loan losses	(105,462)	(128,053)
Total mortgage investments, net	16,420,251	16,873,357

Lines of credit receivable, related parties	90,844,122	86,151,485
Lines of credit receivable	15,706,986	8,961,704
Accrued interest receivable	4,234,105	1,882,012
Accrued interest receivable, related parties	13,025,687	10,968,042
Reserves – accrued interest receivable	(5,027,174)	(3,693,244)
Recourse obligations, related parties	20,190,990	20,094,279
Real estate owned, net	4,439,004	5,287,857
Deficiency notes	3,258,330	4,976,199
Deficiency note, related party	28,739,855	29,295,567
Allowance for loan losses – deficiency notes	(591,447)	(1,736,306)
Other assets	394,783	1,959,363

Total assets	$192,620,333	$182,128,615

Liabilities and Shareholders’ Equity
Liabilities:
Dividends payable	$311,000	$311,000
Lines of credit payable	13,805,860	7,682,920
Accounts payable and accrued liabilities	616,341	820,321
Accounts payable and accrued liabilities, related parties	526,431	1,939,695
Participation payable, related parties	74,686,618	70,835,104
Notes payable	7,420,156	6,190,656
Total liabilities	97,366,406	87,779,696

Commitments and contingencies

Shareholders’ Equity:
Shares of beneficial interest; $.01 par value; 100,000,000 shares authorized; 8,375,363 and 8,360,463 shares issued in 2014 and 2013, respectively; and 6,431,960 and 6,436,767 shares outstanding in 2014 and 2013, respectively	83,754	83,605
Additional paid-in capital	147,965,964	147,748,315
Cumulative distributions in excess of earnings	(19,523,383)	(16,411,341)
	128,526,335	131,420,579
Less treasury stock of 1,943,403 and 1,923,695 shares of beneficial interest in 2014 and 2013, respectively, at cost	(37,359,812)	(37,071,660)
Total United Mortgage Trust shareholders’ equity	91,166,523	94,348,919
Noncontrolling interest	4,087,404	-
Total equity	95,253,927	94,348,919
Total liabilities and shareholders’ equity	$192,620,333	$182,128,615

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2014	2013	2012
Interest Income
Interest on loans – related parties	$3,586,314	$4,359,866	$4,479,806
Interest on loans	1,770,367	1,288,476	1,028,601
Total interest income	5,356,681	5,648,342	5,508,407

Interest Expense:
Long term debt – related parties	185,028	129,232	150,952
Long term debt	1,238,503	859,188	623,732
Total interest expense	1,423,531	988,420	774,684
Net interest income	3,933,150	4,659,922	4,733,723

Provision for loan losses	1,420,474	1,356,919	957,900
Net interest income after provision for loan losses	2,512,676	3,303,003	3,775,823

Noninterest Expense:
Trust administration fee – related parties	1,000,000	1,000,000	1,000,000
Loan servicing fee – related parties	640	4,532	19,128
General and administrative – related parties	90,662	76,680	77,735
General and administrative	837,640	1,034,093	1,192,384
Total noninterest expense	1,928,942	2,115,305	2,289,247

Net income	$583,734	$1,187,698	$1,486,576
Add back: net loss attributable to noncontrolling interest	33,632	-	-
Net income attributable to holders of shares of beneficial interest	$617,366	$1,187,698	$1,486,576

Net income per share of beneficial interest	$0.10	$0.18	$0.23

Weighted average shares outstanding	6,434,023	6,437,253	6,439,528

Distributions per weighted share outstanding	$0.58	$0.58	$0.58

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2014, 2013 and 2011

	Shares of			Additional	Cumulative Distributions
	Beneficial Interest		Noncontrolling	Paid-in	in Excess of	Treasury	Treasury
	Shares	Par Value	Interest	Capital	Earnings	Shares	Stock	Total
Balance at December 31, 2011	8,324,756	$83,227	$-	$147,208,206	$(11,620,748)	1,887,336	$(36,567,698)	$99,102,987

Proceeds from shares issued	20,625	227	-	315,777	-	-	-	316,004
Purchase of treasury stock	-	-	-	-	-	18,514	(227,262)	(227,262)
Dividends ($0.58 per share)	-	-	-	-	(3,733,422)	-	-	(3,733,422)
Net income	-	-	-	-	1,486,576	-	-	1,486,576
Balance at December 31, 2012	8,345,381	$83,454	$-	$147,523,983	$(13,867,594)	1,905,850	$(36,794,960)	$96,944,883

Proceeds from shares issued	15,082	151	-	224,332	-	-	-	224,483
Purchase of treasury stock	-	-	-	-	-	17,845	(276,700)	(276,700)
Dividends ($0.58 per share)	-	-	-	-	(3,731,445)	-	-	(3,731,445)
Net income	-	-	-	-	1,187,698	-	-	1,187,698
Balance at December 31, 2013	8,360,463	$83,605	$-	$147,748,315	$(16,411,341)	1,923,695	$(37,071,660)	$94,348,919

Proceeds from shares issued	14,900	149	-	217,649	-	-	-	217,798
Proceeds from noncontrolling interest	-	-	4,194,000	-	-	-	-	4,194,000
Purchase of treasury stock	-	-	-	-	-	19,708	(288,152)	(288,152)
Dividends ($0.58 per share)	-	-		-	(3,729,408)	-	-	(3,729,408)
Distributions to noncontrolling interest			(72,964)					(72,964)
Net income (loss)	-	-	(33,632)	-	617,366	-	-	583,734
Balance at December 31, 2014	8,375,363	$83,754	$4,087,404	$147,965,964	$(19,523,383)	1,943,403	$(37,359,812)	$95,253,927

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
Operating Activities
Net income	$583,734	$1,187,698	$1,486,576
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,420,474	1,356,919	957,900
Depreciation and amortization	16,500	16,200	21,253
Changes in assets and liabilities:
Accrued interest receivable	(2,110,512)	(159,364)	194,664
Accrued interest receivable, related parties	(2,832,383)	(2,398,858)	(2,146,213)
Other assets	1,494,413	(509,300)	119,905
Accounts payable and accrued liabilities	(200,970)	47,377	(162,337)
Accounts payable and accrued liabilities, related parties	(1,116,407)	485,695	208,205
Net cash provided by (used in) operating activities	(2,745,151)	26,367	679,953

Investing Activities
Principal receipts on trust receivable	117,652	104,292	193,138
Investment in residential mortgages	-	-	(272,687)
Principal receipts on residential mortgages	63,414	2,394,293	585,874
Investment in interim mortgages and deficiency notes	-	-	-
Principal receipts on interim mortgages and deficiency notes	1,826	-	-
Investments in interim mortgages and deficiency notes, related parties	-	-	-
Principal receipts on interim mortgages and deficiency notes, related parties	670,828	2,135,347	1,374,165
Investments in recourse obligations, related parties	(2,159)	(269)	(694)
Principal receipts from recourse obligations, related parties	500	308,087	50,432
Principal investments in lines of credit receivable, related parties	-	(15,000)	(571,870)
Principal receipts from lines of credit receivable	24,468,037	26,032,028	20,821,172
Principal investments in lines of credit receivable	(30,512,923)	(30,249,054)	(21,433,213)
Investments in real estate owned	-	(79,649)	(177,268)
Principal receipts on real estate owned	140,803	779,152	1,031,598
Net cash (used in) provided by investing activities	(5,052,022)	1,409,227	1,600,647

Financing Activities
Proceeds from lines of credit payable	8,464,220	4,371,415	3,677,037
Principal payments on lines of credit payable	(2,341,280)	(3,676,792)	(3,369,072)
Proceeds from notes payable	2,157,000	4,870,164	1,727,000
Principal payments on notes payable	(927,500)	(2,344,632)	(798,233)
Proceeds from issuance of shares of beneficial interest	217,798	224,483	316,004
Purchase of treasury stock	(288,152)	(276,700)	(227,262)
Dividends	(3,729,408)	(3,731,445)	(3,733,422)
Distributions to noncontrolling interest	(72,964)	-	-
Proceeds from noncontrolling interest preferred equity units	4,194,000	-	-
Net cash provided by (used in) financing activities	7,673,714	(563,507)	(2,407,948)

Net increase (decrease) in cash and cash equivalents	(123,459)	872,087	(127,348)

Cash and cash equivalents at beginning of year	1,108,300	236,213	363,561

Cash and cash equivalents at end of year	$984,841	$1,108,300	$236,213

See accompanying notes to consolidated financial statements.

	Year Ended December 31,
	2014	2013	2012
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,060,871	$699,758	$540,623

Non-Cash Financing and Investing Activity
Transfers of loans to foreclosed properties or recourse obligations	$-	$344,587	$150,926
(Increase) decrease participation receivable, related parties	$(3,851,514)	$(3,864,195)	$(9,195,637)
(Decrease) increase participation payable, related parties	$3,851,514	$3,864,195	$9,195,637
(Increase) decrease participation accrued interest receivable, related parties	$(997,253)	$(1,600,856)	$(324,492)
Increase (decrease) participation accrued interest payable, related parties	$997,253	$1,600,856	$324,492
(Increase) decrease in lines of credit, related parties	$(841,123)	$(1,053,319)	$(823,072)
(Increase) decrease in accrued interest receivable, related parties	$812,412	$1,137,051	$986,889
(Increase) decrease interim mortgages and deficiency notes, related parties	$(336,969)	$(1,468,865)	$(978,997)
(Increase) decrease recourse notes, related parties	$95,052	$-	$-
(Increase) decrease interim mortgages and deficiency notes	$426,807	$(1,902,268)	$(1,964,526)
Increase (decrease) in real estate owned	$(156,179)	$2,942,814	$2,779,706
(Increase) decrease in other assets	$-	$(1,161,836)	$-
Increase (decrease)in lines of credit payable	$-	$1,161,836	$-
(Increase) decrease lines of credit receivable	$700,396	$-	$-
Increase (decrease) Accrued interest payable, related parties	$(700,396)	$-	$-

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

A. NATURE OF BUSINESS

THE COMPANY

United Mortgage Trust (the “Company”) is a Maryland real estate investment trust that qualifies as a real estate investment trust (a “REIT”) under federal income tax laws. The Company wholly owns, has a controlling financial interest or both in UMT Home Finance, L.P. (“UMT HF”) UMT Home Finance II, L.P. (“HF II”), UMT Home Finance III, L.P. (“HF III”) and UMT United Residential Home Finance L.P. (“URHF”). All four entities are Delaware limited partnerships. The Company owns 100% of UMT LT Trust, a Maryland real estate investment trust, and the Company owns a 99.99% limited partnership interest in UMT Properties, L.P. and UMT 15th Street, L.P., both of which are Delaware limited partnerships.

In the past, the Company has invested in first lien secured interim mortgage loans with initial terms of 12 months or less for the acquisition and renovation of single-family homes, which we refer to as “Interim Loans” and first lien secured mortgage loans with terms of 12 to 360 months for the acquisition of single-family homes, referred to as “Residential Mortgages, some of which are still outstanding. Currently, our principal investment objectives are to invest proceeds from our financing proceeds, proceeds from the repayment of our loans, capital transaction proceeds and retained earnings in the following types of investments: (i) lines of credit and secured loans for the acquisition and development of single-family home lots, referred to as “Land Development Loans”; (ii) lines of credit and loans secured by developed single-family lots, referred to as “Finished Lot Loans”; (iii) lines of credit and loans secured by completed model homes, referred to as “Model Home Loans”; (iv) lines of credit and loans, with terms of 18 months or less, secured by single family lots and homes constructed thereon, referred to as “Construction Loans”; )”; (v) to provide credit enhancements to real estate developers, homebuilders, land bankers and other real estate investors who acquire real property, subdivide real property into single-family residential lots, acquire finished lots and/or build homes on such lots referred to as “Credit Enhancements”; (vi) discounted cash flows secured by assessments levied on real property; and (vii) senior or subordinate securities backed by finished lot loans and/or development loans referred to as “Securitizations”. The Company collectively refers to the above listed loans as “Mortgage Investments”. Additionally, the Company’s portfolio includes obligations of related parties of our Advisor, which we refer to as “Recourse Obligations.”

The Company has no direct employees. The services of our President and Chief Financial Officer, Mr. Ducote, are retained through a consulting agreement. The Company pays a monthly trust administration fee to UMTH General Services, L.P. (“UMTHGS” or “Advisor”), a subsidiary of UMT Holdings, L.P. (“UMTH”), a Delaware limited partnership and related party, for the services relating to its daily operations.  The Company’s offices are located in Grapevine, Texas.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries: UMT HF, UMT HF II, UMT HF III, UMT URHF, UMT LT Trust, UMT Properties, LP and UMT 15th Street, LP. All significant intercompany accounts and transactions have been eliminated.

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

In July 2010, the Company began reserving for the interest income earned on certain receivables with the intent to recognize this interest income on a cash basis once payments resumed. Payments resumed in 2012 and a total of approximately $124,000, $649,000 and $812,000 of interest payments were received and recognized in 2014, 2013 and 2012, respectively. Reserves for accrued interest receivable were approximately $5,027,000 and $3,693,000 at December 31, 2014 and 2013, respectively.

LOAN LOSS RESERVES

Loan loss reserves are established when it becomes clear that the current market value of foreclosed properties is less than the outstanding balances of loans plus accrued interest. A loan loss reserve is created based on a three year look back of default rates. It is calculated as the difference between the outstanding loan balance of a foreclosed property, plus accrued interest income, less the estimated proceeds from the sale of the foreclosed property. The Company’s three year historical default rate for residential mortgages and contracts for deed is approximately 0.54% of the remaining outstanding unpaid principal balance of the loans it owns outright, excluding the securitized loans. The Company’s three year historical default rate for interim mortgages is approximately 0.0%. The Company charges additions to the loan loss reserves to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against, or “charged-off and decrease the loan loss reserves, while amounts recovered on previously charged off accounts increase the reserve.

The changes in the reserve for loan losses during the years ended December 31, 2014, 2013, and 2012 are summarized as follows:

Walk forward of Loan Loss Reserves:	2014	2013	2012
Balance, beginning of year	$2,555,000	$3,061,000	$5,714,000
Provision for loan losses	1,420,000	1,357,000	958,000
Reduction of values of foreclosed mortgages and loans charged off	(2,358,000)	(1,863,000)	(3,611,000)
Balance, end of year	$1,617,000	$2,555,000	$3,061,000

The following table summarizes the Company’s reserve balances as of December 31, 2014, 2013 and 2012:

Reconciliation to Consolidated Balance Sheets :	2014	2013	2012
Amounts included in reserves – deficiency notes	$592,000	$1,736,000	$2,247,000
Amounts included in real estate owned, net (1)	920,000	691,000	500,000
Amounts included in mortgage investments – allowance for loan losses	105,000	128,000	314,000
Balance, end of year	$1,617,000	$2,555,000	$3,061,000

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

The Company continued these efforts throughout 2014 and 2013 and the RDC foreclosed property portfolio was fully liquidated during 2014. As of December 31, 2009, the remainder of the RDC Interim Loans were foreclosed and all acquired assets were reflected as real estate owned in the accompanying consolidated financial statements. As of December 31, 2013, all foreclosed RDC assets had been liquidated. As of December 31, 2014, the portion of Deficiency Notes and Reserves – Deficiency Notes, applicable to the RDC deficiency note was approximately $1,533,000 and $591,000, respectively. As of December 31, 2013, the portion of Deficiency Notes and Reserves – Deficiency Notes, applicable to the RDC deficiency note was approximately $3,251,000 and $1,736,000, respectively.

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

We file income tax returns in the United States federal jurisdiction. At December 31, 2014, tax returns related to fiscal years ended December 31, 2011 through December 31, 2013 remain open to possible examination by the tax authorities. No tax returns are currently under examination by any tax authorities. The Company did not incur any penalties or interest during the years ended December 31, 2014 and 2013.

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

DISTRIBUTION POLICY AND DISTRIBUTIONS DECLARED

The Company makes distributions each year (not including return of capital for federal income tax purposes) equal to at least 90% of the REIT’s Taxable Income. Since September 1997 the Company has made monthly distributions to its shareholders and intends to continue doing so. The trustees declare the distribution rate quarterly and distributions are made at the rate declared at the end of the following month for shareholders of record as of the 15th day of the preceding month. The Company distributed 639% 314%, and 251% of earnings during 2014, 2013, and 2012, respectively, and made distributions in excess of earnings of 539%, 214%, and 151% during 2014, 2013, and 2012, respectively.

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

RECOGNITION OF REVENUE

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle, which may require more judgment and estimates within the revenue recognition process than are required under existing GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

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

As of December 31, 2014, the Company had two deficiency notes with non-related parties in the aggregate amount of approximately $3,258,000. One note in the amount of approximately $1,725,000 bears interest at a rate of 14% per annum. The second note in the amount of approximately $1,533,000 has a reserve of approximately $591,000. The Company does not accrue interest on the second note as the underlying collateral value approximates the note balance, net of reserves.

As of December 31, 2013, the Company had two deficiency notes with non-related parties in the aggregate amount of approximately $4,976,000. One note in the amount of approximately $1,725,000 bears interest at a rate of 14% per annum. The second note in the amount of approximately $3,251,000 has a reserve of approximately $1,736,000. The Company does not accrue interest on the second note as the underlying collateral value approximates the note balance, net of reserves.

As of December 31, 2007, UMTHLC issued to the Company a variable amount promissory note in the amount of $5,100,000 to evidence its deficiency obligations to the Company. The initial principal amount of the note was approximately $1,848,000. The principal balance as of December 31, 2014 and 2013 was approximately $28,740,000 and $29,296,000, respectively. The principal balance will fluctuate from time to time based on the underlying loan activity and the amount of deficiencies realized by the related party. Effective January 2011, the deficiency note was modified and the interest rate was reduced from 10% to 6%. Management has accounted for this loan modification as a modification in the normal course of business and not as a troubled debt restructuring as the borrowers and guarantors have obtained third party financing at current market rates, the modified rate represents a premium over current market rates, the risk characteristics of the third party debt obtained is similar to the modified debt, the loan’s original contractual maturity or expected duration was not extended and the Company expects to receive full payment under the loan. The note is secured by a limited guaranty by UMTHGS, the Advisor, equal to a monthly amount not to exceed 33% of the advisory fee received by UMTHGS under the terms of its Advisory Agreement with the Company.

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

See Note N Subsequent Events for additional information regarding the related party Deficiency Note.

D. LINES OF CREDIT PAYABLE

UMT HF TCB LOC

During August 2009, the Company entered into a revolving line of credit facility with Texas Capital Bank for $5,000,000. The line of credit bears interest at prime plus one percent, with a floor of 5.50% and requires monthly interest payments. Principal and all unpaid interest were due at maturity, which was August 2012. Effective September 2012, the line was renewed under the same terms and matures on September 5, 2015. The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit. The outstanding balance on this line of credit was approximately $4,454,000 and $4,377,000 at December 31, 2014 and 2013, respectively. This credit facility contains financial covenants that require UMT HF to maintain a leverage ratio, tangible net worth and net income within certain bounds as proscribed in the loan agreement. There are no financial covenants related to this credit facility that may restrict the Company’s ability to obtain future financing. As of December 31, 2014, the Company was in compliance with all of its debt covenants.

UMT HF III Veritex Community Bank LOC

On May 27, 2011, the Company entered into a revolving line of credit facility with Veritex Community Bank for $4,300,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which was May 27, 2014. Effective May 27, 2014 this term line of credit facility was renewed with the lender, the loan commitment was increased to $5,000,000 and principal and all unpaid interest will be due at maturity, May 27, 2017. All other terms remain the same. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at December 31, 2014 and 2013 was approximately $3,618,000 and $1,593,000, respectively. This credit facility contains a financial covenant that requires UMTHF III to maintain a leverage ratio within certain bounds as prescribed in the loan agreement. There are no financial covenants related to this credit facility that may restrict the Company’s ability to obtain future financing. As of December 31, 2014, the Company was in compliance with all of its debt covenants.

UMT HF II Green Bank LOC

On October 26, 2011, the Company entered into a revolving line of credit facility with Green Bank for $5,000,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest was due at maturity on October 26, 2014. The loan was extended to January 26, 2015 and has not been renewed by the bank. The Company is pursuing refinancing this loan with another bank under the same terms. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at December 31, 2014 and 2013 was approximately $697,000 and $546,000, respectively. This credit facility contains financial covenants that require HF II to maintain a leverage ratio, tangible net worth and total liabilities to tangible net worth within certain bounds as proscribed in the loan agreement. There are no financial covenants related to this credit facility that may restrict the Company’s ability to obtain future financing. As of December 31, 2014, the Company was in compliance with all of its debt covenants.

URHF SWB LOC

On July 22, 2013, the Company entered into a revolving line of credit facility with Southwest Bank for $15,000,000. The loan bears interest at prime plus one percent, with a floor of 4.75%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which is January 16, 2015 for $3,199,670 and May 6, 2017 for $1,837,665. The loan balance that matured on January 16, 2015 was renewed under the same terms with a new maturity date of January 16, 2018. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at December 31, 2014 and 2013 was approximately $5,037,000 and $1,167,000, respectively. This credit facility contains financial covenants that require URHF to maintain an interest coverage ratio, tangible net worth and leverage ratio within certain bounds as proscribed in the loan agreement. There are no financial covenants related to this credit facility that may restrict the Company’s ability to obtain future financing. As of December 31, 2014, the Company was in compliance with all of its debt covenants.

Below is a Five Year Maturity Schedule of all notes payable:

	2015	2016	2017	2018	2019	Thereafter	Total
Lines of Credit Payable Maturity	$8,351,000	$-	$5,455,000	$-	$-	$-	$13,806,000

E. NOTES PAYABLE

UMT 15th Street, L.P. CTB Loan

On April 21, 2010, the Company entered into a term loan credit facility with Community Trust Bank for $1,600,000. The note payable bears interest at prime plus one percent, with a floor of 7.0%, and requires monthly interest payments. Principal and all unpaid interest were due at maturity which was October 21, 2012. The term loan credit facility was extended effective December 21, 2012 with an amended maturity date of December 19, 2013, and an interest rate reduction from 7.0% to 5.5%. Effective February 19, 2014, a modification extended the maturity date to February 19, 2015. Effective February 18, 2015, a modification was executed extending the maturity date to July 30, 2016. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at both December 31, 2014 and 2013 was approximately $569,000.

UMT HF II Notes Payable

On January 27, 2011, the Company initiated a private offering of Secured Subordinated Notes (“Notes,” to accredited investors “Note Holders”). The Notes are being offered through a wholly - owned subsidiary, UMT Home Finance II, L.P. (“HF II”). HF II is a Delaware limited partnership that was formed on November 29, 2010 as a Special Purpose Entity, for the purpose of originating and holding loans made to fund the acquisition of finished lots and the construction of single-family homes on the subject lots (“Loans”). HF II will issue up to $5 million in 7.5% Notes. The Notes will be secured by an undivided security interest on the pool of loans owned by HF II. The offering of the Notes is not registered under the Securities Act, in reliance upon the exemption from registration for non-public offerings provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933. Periodic payments are due and payable through December 2019. As of December 31, 2014 and 2013, approximately $4,749,000 and $4,275,000, respectively, was outstanding.

UMT HF Notes Payable

As of December 31, 2014 and 2013, the Company had twenty-three and ten notes payable to various unrelated parties totaling approximately $2,103,000 and $1,347,000, respectively. Periodic payments are due and payable through December 2019. These notes bear interest at the rate of 7.5% per annum and require interest only payments on a monthly basis. These notes are secured by an undivided security interest in the pool of construction loans funded for the construction of single-family homes by UMTHF a wholly - owned and consolidated subsidiary of United Mortgage Trust.

Below is a Five Year Maturity Schedule of all notes payable:

	2015	2016	2017	2018	2019	Thereafter	Total
Notes Payable Maturity	$569,000	$300,000	$1,239,000	$4,375,000	$937,000	$-	$7,420,000

F. URHF PREFERRED EQUITY OFFERING

On February 24, 2014, the Company initiated a private offering of Preferred Limited Partner Equity Units (“Preferred Equity Units”) to accredited investors (“Preferred Equity Unit Holders”). The Preferred Equity Units to Preferred Equity Unit Holders are being offered by URHF. URHF is a Delaware limited partnership formed for the purpose of investing in loans made to fund the acquisition of land and development of single family lots, loans for the acquisition of finished lots, loans secured by model homes and loans for the construction of new homes (“Loans”). URHF will issue up to $15.5 million in 5.5% Preferred Limited Partner Equity Units to Preferred Equity Unit Holders who will become Limited Partners in URHF. Each Preferred Equity Unit represents a 0.3225% ownership interest in the Partnership based upon a total of three hundred ten (310) Preferred Units. Preferred Equity Unit ownership interest does not include a General Partner Interest or a Limited Partner Interest owned by the Original Limited Partner, United Mortgage Trust. The offering of the Preferred Equity Units is not registered under the Securities Act, in reliance upon the exemption from registration for non-public offerings provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. As of December 31, 2014, 84 Preferred Units have been sold for $4,194,000. The Preferred Equity Units are reflected as Noncontrolling Interest on the consolidated financial statements.

G. OPTIONS TO PURCHASE SHARES OF BENEFICIAL INTEREST

For each year in which an Independent Trustee of the Company serves, the Trustee receives 5-year options, which vest upon grant, to purchase 2,500 shares of Company stock at $20 per share.

Following is a summary of the option transactions:

	2014	2013	2012
Outstanding at beginning of year	62,500	60,000	55,000
Granted	12,500	12,500	12,500
Expired	(12,500)	(10,000)	(7,500)
Exercised	-	-	-
Outstanding at end of year	62,500	62,500	60,000
Exercisable at end of year	62,500	62,500	60,000
Exercise price per share	$20	$20	$20

H. RELATED PARTY TRANSACTIONS

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

Affiliates Relationships

The following chart depicts the related parties with which we have loan or recourse relationships:

Affiliate Relationships
United Mortgage Trust "The Company"
UMT Holdings L.P. Delaware L.P. "UMTH"
Limited Guarantee
Advisor
Deficiency Note
Loan Secured by Interim Mortgage Loans Made to Unaffiliated Borrower
99.9% Ownership
UMTH Lending Company L.P. Delaware L.P. "UMTH LC" Borrower
UMTH General Services L.P. Delaware L.P. "UMTH GS"
UMTH Land Development L.P. Delaware L.P. "UMTH LD"
Revolving Line of Credit
Recourse Obligations Secured by Equity Interests
Revolving Line of Credit Secured by Interim Mortgage Loans Made to Unaffiliated Borrowers
Asset Manager
Asset Manager
United Development Funding L.P. "UDF I"
Revolving Line of Credit Participation
United Development Funding III L.P. "UDF III"
Equity Interests
Ready America Funding Corp. "RAFC" Borrower
South Central Mortgage Inc. "SCMI" Note Seller
Capital Reserve Corp. "CRC" Borrower
Wonder Funding Inc. "WFI" Borrower

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

Related Party Receivables

The following table summarizes our related party loans and obligations and corresponding outstanding balances as of December 31, 2014 and 2013. The amounts shown in the table below are included in the consolidated balance sheets.

	2014	2013	Collateral
Interim loans, related parties
RAFC	$15,830,254	$16,282,339	Real estate
Total	15,830,254	16,282,339
Lines of credit receivable, related parties
UDF I	$8,580,538	$7,739,415	Land development loans and equity investments
UDFI (UDF III economic interest participation agreement)	74,686,618	70,835,104	Land development loans and equity investments
UMTHLC	7,576,966	7,576,966	Real estate
Total	$90,844,122	$86,151,485
Recourse obligations, related parties
CRG	$4,504,044	$4,504,544	Pledge of equity interest & limited guaranty
RAFC	10,267,408	10,170,196	Pledge of equity interest & limited guaranty
SCMI	3,448,002	3,448,002	Pledge of equity interest & limited guaranty
RAFC/Wonder	1,971,536	1,971,536	Pledge of equity interest & limited guaranty
Total	$20,190,990	$20,094,278
Deficiency note, related party
UMTHLC	$28,739,855	$29,295,567	Guaranty

The following is a brief description of the Company’s related party receivables, by type, and related collateral.

Interim Loans, Related Parties

The Company has loaned money to UMTHLC and RAFC secured by Interim Loans for the acquisition and renovation of single-family homes made by UMTHLC and RAF to non-related third parties borrowers. These loans are collaterally assigned to the Company as security for the Interim Loans between UMTHLC and RAFC and the Company. These loan balances are included in “Interim loans, related parties” in the Company’s consolidated balance sheets.

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

See Note N Subsequent Events for additional information regarding the Recourse obligations, related parties.

Deficiency Note, Related Party

As noted above, the Company has loaned money to UMTHLC to fund the origination of Interim Loans to their borrowers. If UMTHLC or the Company forecloses on a property securing an Interim Loan, and the proceeds from the sale are insufficient to pay the loan in full, UMTHLC delivers an unsecured deficiency note in the amount of the deficiency to the Company. In 2007, UMTHLC issued to the Company a promissory note to evidence its deficiency obligations to the Company (the “Deficiency Note”). The Deficiency Note is secured by a limited guaranty by UMTHGS, the Advisor. The Deficiency Note balance is included in “Deficiency note, related party” in the Company’s consolidated balance sheets.

1) UMTH is a Delaware limited partnership which is in the real estate finance business. UMTH holds a 99.9% limited partnership interest in UMTHLC, which originates Interim Loans that the Company is assigned, UMTH Land Development, L.P., which holds a 50% profit interest in UDF and acts as UDF's asset manager, and PSC, which serviced the Company’s residential mortgages and contracts for deed and manages the Company’s real estate owned (“REO”). In addition, UMTH has a limited guarantee of the obligations of CRG, RAFC, and SCMI, a Texas corporation that sold mortgage investments to the Company, under the Secured Notes.  UDF III which is managed by UMTH Land Development, L.P., has previously provided a limited guarantee of the UDF line of credit and has purchased an economic participation in a revolving credit facility we have provided to UDF.

2) UMTHLC is a Delaware limited partnership, and subsidiary of UMTH.  The Company has loaned money to UMTHLC so it can make loans to its borrowers. The loans are collaterally assigned to the Company, as security for the promissory note between UMTHLC and the Company. On March 26, 2009, the Company executed a secured line of credit promissory note with UMTHLC in the amount of $8,000,000. The note bears interest at 12.50% per annum, matured on September 26, 2012 and is secured by first lien mortgage interests in single family residential properties. The Company is negotiating an extension of this loan with UMTHLC with similar terms. The outstanding balance on this line of credit at December 31, 2014 and December 31, 2013, was approximately $7,577,000 for both periods, respectively, and is included in the balances noted in the paragraph above.

See Note C Deficiency Notes - Related Party and non-related party above for discussion of additional related party transactions with UMTHLC.

See Note N Subsequent Events for additional information regarding the Deficiency Note receivable from UMTHLC.

3) CRG is a Texas corporation that is 50% owned by Todd Etter and William Lowe, partners of UMTH, which owns the Advisor. CRG was in the business of financing home purchases and renovations by real estate investors. The Company loaned money to CRG to make loans to other borrowers. During 2006 the Company took direct assignment of the remaining loans from CRG with full recourse.

4) RAFC is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter. RAFC is in the business of financing Interim Loans for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors. The Company continues to directly fund obligations under one existing RAFC loan, which was collaterally assigned to the Company, but does not fund new originations and the Company is in the process of foreclosing on the collateral in California. The unpaid principal balance of the loans at December 31, 2014 and 2013 was approximately $15,830,000, and $16,282,000, respectively.

5) Wonder is a Delaware limited partnership that is owned by RMC. RMC is beneficially owned by Craig Pettit.  Wonder is in the business of financing Interim Loans for the purchase of land and the construction of single family homes. The Company has ceased funding any new originations.  As of December 31, 2014, all remaining obligations owed by Wonder to the Company are included in the Recourse Obligations discussed below.

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

Management’s Collectability Analysis for Related Party Recourse Obligations and Deficiency Notes

Recourse Obligations and Deficiency Notes are resultant from a shortfall in the repayment of an underlying loan securing a loan to a related party or in the shortfall in repayment from a defaulted and foreclosed Residential Mortgage or Interim Loan purchased from a related party. In both cases, the Company has recourse to the related party for the shortfall. Unlike the original underlying loan or purchased mortgage, the related party’s Recourse Obligation is not secured by a lien on a real property. Recourse Obligations of CRG, RAFC, SCMI and Wonder are secured by the pledge of equity interests held in UMTH. The UMTHLC Deficiency Note is secured by the guaranty of UMTHLC and the limited guaranty of UMTHGS including pledge of up to 33% of the advisory fee received by UMTHGS. Because the obligations are secured by third party collateral and guarantees, management conducts quarterly analysis of the integrity and value of the security for each obligation, and makes a determination of the collectability of the obligations based on the collateral value and cash flows derived from the collateral.

In making these loans, we considered a number of factors to preserve and enhance our ability to be repaid. The security for the Recourse Obligations of CRG, RAFC and SCM consists of pledges of each related party’s respective Class C and Class D ownership units in UMTH. This collateral represents capital shares in UMTH and is eligible for, and receives, quarterly distributions from UMTH. Class C units are entitled to a total distribution of $1,000 per unit and the value of the C unit collateral is determined through multiplying the number of pledged units remaining times $1,000. Class D units are entitled to perpetual distributions and are valued using a discounted cash flow (“DCF”) model that is reviewed and updated each quarter. The integrity of the C and D unit collateral is determined by the distribution priority given to each unit by the UMTH general partner and the reliability of forecasted distributions. Security for the Recourse Obligation of Wonder consists of a limited indemnification agreement in the initial amount of $1,134,000. The table below depicts the remaining collateral value securing the Recourse Obligations at December 31, 2014.

Name	Initial principal amount	Balance at December 31, 2014	Promissory Note principal amount (2)	Units pledged as security	C Units distributed during 2014	Units remaining	Estimated Collateral Value (3)
CRG	$2,725,442	$4,504,044	$4,300,000	4,984 Class C and 2,710 Class D	19	2,380 Class C and 2,710 Class D	$5,027,000
RAFC	$3,243,369	$10,267,408	$7,100,000	11,228Class C, 6,659 Class D	68	8,626 Class C and 6,659 Class D	$10,560,000
SCMI	$3,295,422	$3,448,002	$3,488,643	4,545 Class C and 3,000 Class D	8	977 Class C and 3,000 Class D	$3,656,000
RAFC / Wonder(1)	$1,348,464	$1,971,536	$1,400,000	1,657 Class C	12	1,470 Class C	$1,471,000
Wonder Indemnification (1)	n/a	n/a	n/a	$1,134,000	-	n/a	$822,000
Totals	$10,612,697	$20,190,990	$16,288,643				$21,536,000

(1)	Wonder is collateralized by an indemnification agreement from RMC in the amount of $1,134,000, which includes the pledge of 3,870 C Units. 2,213 of the pledged C Units also cross-collateralize the RAFC obligation.
(2)	The CRG, RAFC and Wonder balances at December 31, 2014 exceeded the stated principal amount per their variable Secured Notes by approximately $204,000, $3,167,000 and $572,000, respectively. Per the terms of the Secured Notes, the unpaid principal balance may be greater or less than the initial principal amount of the note and is not considered an event of default. The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the Unpaid Principal Balance (“UPB”) than we originally anticipated and outpaced the minimum principal reductions scheduled for the loans.
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

Cash Flow Analysis

The ability to perform is principally dependent upon the forecasted cash distributions associated with the pledged collateral and the ability of the distributions to meet the debt service requirements under the Recourse Obligations. On a quarterly basis, the Company conducts a review of the collateral pledged by the underlying borrowers and third party guarantors in order to assess their ability to perform their obligations under the terms of the Recourse Obligations. This review includes analyzing the consolidated financial statements of UMT Holdings, L.P. including its cash flows and sources of cash flow, assets and net profits. In addition to reviewing the historical financial statements, we analyze projected future earnings and cash flows that will support distributions and validate the assumptions used to generate these projections, assessing the ability to execute on the business plan, conducting discussions with and obtaining representations from the guarantors’ management with respect to their current and projected distribution amounts. Management reviews near-term (1 year) and long-term (5 years) distribution forecasts associated with the UMTH Class C and D units, cash flow from the indemnification agreement, cash flow from UMTHGS advisory fees and cash flow to UMTHLC to determine if the forecasted cash flows are sufficient to meet the obligations. The available cash flow from UMTH, as shown in the Historical Performance table below, indicates sufficient cash flow from the guarantors to service the Recourse Obligations and the Deficiency Note. In addition to the above mentioned collateral, the Company has a guaranty limited to a maximum of $10,582,336 from UMTH of all amounts due under the Recourse Obligations. At December 31, 2014, the remaining balance of the limited guaranty was approximately $1,665,000.

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

The Secured Notes have also been guaranteed by the following entities under the arrangements described below, all of which are dated effective December 31, 2005:

-	UMT Holdings. This guaranty was limited to a maximum of $10,582,336 of all amounts due under the Secured Notes. At December 31, 2014, the remaining balance of the limited guaranty was approximately $1,665,000.
-	WLL, Ltd., a related party of CRG. This guaranty is of all amounts due under Secured Note from CRG, is non-recourse and is secured by an assignment of 2,492 Class C Units and 1,355 Class D units of limited partnership interest of UMT Holdings held by WLL, Ltd.
-	RMC. This guaranty is non-recourse, is limited to 50% of all amounts due under the Secured Note from RAFC and is secured by an assignment of 3,870 Class C units of limited partnership interest of UMT Holdings.
-	Wonder. Wonder Funding obligations are evidenced by a note from RAFC (RAFC/Wonder Note) and are secured by a pledge of a certain Indemnification Agreement given by UMTH to RAFC and assigned to UMT in the amount of $1,134,000, which amount is included in the UMTH limited guarantee referenced above.
-	SCMI. This guaranty is limited to a maximum of $2,213,000 due under the Secured Note from RAFC and is secured by an assignment of 2,213 Class C units of limited partnership interest of UMT Holdings.
-	KLA, Ltd. KLA has given the following limited guaranties: (1) Guaranty of obligations of SCMI under the First Amended and Restated Secured Variable Amount Promissory Note to the Company dated as of October 1, 2007 with a then current principal balance of $3,472,073 and is secured by an assignment of 3,000 of Guarantor’s Class D units of partnership interest in UMT Holdings, L.P. (2) Guaranty of obligations of CRG under the First Amended and Restated Secured Variable Amount Promissory Note dated as of October 1, 2007 with a then current principal balance of $4,053,799 and is secured by a pledge of 1,355 of Guarantor’s Class D units of partnership interest in UMTH.

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

Historical Performance

Management also considers historical cash flows and payment history to make an assessment of the collectability of the obligations. The table below depicts the historical cash flows for each obligor and the payment history under its obligation for the years ended December 31, 2014, 2013 and 2012. To date, the obligors have met all of their financial obligations to the Company.

	2014		2013		2012
Obligor	Cash Flow	Payments	Cash Flow	Payments	Cash Flow	Payments
UMTH (2),(3)	$(253,834)	$1,105,158	$15,592,306	$3,492,500	$12,842,083	$2,813,601
UDF (2),(4)	$7,911,149	$-	$10,785,187	$-	$11,728,909	$-
CRG (1)	$22,766	$22,766	$172,884	$172,884	$171,641	$171,641
RAFC (1)	$77,585	$77,585	$589,816	$589,816	$583,796	$583,796
SCMI (1)	$12,077	$12,077	$91,833	$91,833	$390,343	$90,343
Wonder (1)	$11,569	$11,569	$87,957	$87,957	$86,556	$86,556

(1)	Unaudited.
(2)	Audited.

(3)	Represents available cash flow for debt service and distributions. UMTH generates cash flow that is used to service the UMTHLC Deficiency Note and the Recourse obligations.
(4)	Represents principal payment proceeds received by UDF from its borrowers. These receipts are the sources used by UDF to repay its line of credit payable to the Company.

Based on its review of the quality and integrity of the security, the forecasted cash flows and the historical performance of each obligor, management has determined the cash flows of the obligor to be sufficient to meet the terms of the Recourse Obligations and Deficiency Notes.

These loans were reviewed by management and no reserves on principal amounts are deemed necessary at December 31, 2014 or 2013.

7) On June 20, 2006, the Company entered into a Second Amended and Restated Secured Line of Credit Promissory Note as modified by an amendment effective September 1, 2006 (the "Amendment") with UDF; a Nevada limited partnership that is a related party of the Company's Advisor, UMTHGS.  The Amendment increased an existing revolving line of credit facility ("Loan") to $45 million. The purpose of the Loan is to finance UDF's loans and investments in real estate development projects. On July 29, 2009, our trustees approved an amendment to increase the revolving line of credit facility to an amount not to exceed $60,000,000. Effective December 31, 2010, the loan was extended for a period of one year and the loan amount was increased from $60,000,000 to $75,000,000. Effective September 30, 2014, the line of credit was increased from $82,000,000 to $84,674,672 and effective December 31, 2014, the line of credit was extended and matures on December 31, 2015.

The Loan is secured by the pledge of all of UDF's land development loans and equity investments pursuant to the First Amended and Restated Security Agreement dated as of September 30, 2004, executed by UDF in favor of UMT (the “Security Agreement”).  Those UDF loans may be first lien loans or subordinate loans.

The Loan interest rate is the lower of 15% or the highest rate allowed by law, further adjusted with the addition of a credit enhancement to a minimum of 14%.  Effective October 1, 2013, the loan was extended to December 31, 2014 and the base interest rate was decreased to a rate of 9.25%. Effective December 31, 2014, the line of credit was extended and matures on December 31, 2015.

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

On September 19, 2008, UMT entered into an Economic Interest Participation Agreement with UDF III pursuant to which UDF III purchased (i) an economic interest in the $45,000,000 revolving credit facility (“Loan”) from UMT to UDF I and (ii) a purchase option to acquire a full ownership participation interest in the Loan (the “Option”). On July 29, 2009, our trustees approved an amendment to increase the revolving line of credit facility to an amount not to exceed $60,000,000. Effective December 31, 2010, the loan was extended for a period of one year and the loan amount was increased from $60,000,000 to $75,000,000. Effective December 31, 2012, the loan was extended for a period of one year and matures on December 31, 2013, and the loan amount was increased from $75,000,000 to $82,000,000. Effective September 30, 2014, the line of credit was increased from $82,000,000 to $84,674,672 and effective December 31, 2014, the line of credit was extended and matures on December 31, 2015.

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

The Option gives UDF III the right to convert its economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100. The participation interest includes all rights incidental to ownership of the UMT Loan and the Security Agreement, including participation in the management and control of the UMT Loan. UMT will continue to manage and control the UMT Loan while UDF III owns an economic interest in the UMT Loan.  If UDF III exercises its Option and acquires a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UDF III and UMT will participate in the control and management of the UMT Loan. At December 31, 2014 and 2013 UDF III had outstanding approximately $83,267,000, and $78,575,000, respectively, to UDF under this agreement of which approximately $74,687,000, and $70,835,000 were outstanding under the Economic Interest Participation Agreement at December 31, 2014 and 2013, respectively.

The following table summarizes the lines of credit receivable, related parties, as of December 31, 2014 and 2013:

	2014	2013
UDF I	$8,580,000	$7,739,000
UDF I (UDF III Economic Interest Participation Agreement)	74,687,000	70,835,000
UMTH LC	7,577,000	7,577,000
Balance, end of year	$90,844,000	$86,151,000

8) Loans made to related parties of the Advisor. Below is a table of the aggregate principal amount of mortgages funded each year indicated, from the companies related to the Advisor, and named in the table and aggregate amount of draws made by UDF under the line of credit, during the three years indicated:

Related Party Company	2014	2013	2012
UMTHLC	-	$15,000	$587,000
UDF	$841,000	$1,053,319	$823,000

9) As of August 1, 2006, (now subject to an Advisory Agreement effective January 1, 2013) the Company entered into an Advisory Agreement with UMTHGS. Under the terms of the agreement, UMTHGS is paid a monthly trust administration fee. The fee is calculated monthly depending on the Company’s annual distribution rate, ranging from 1/12th of 1% up to 1/12th of 2% of the amount of average invested assets per month, however, our Advisor has limited annual the trust administration fee to the lesser of i) 1% of our average invested assets, or ii) $1,000,000.  During 2014, 2013, and 2012 the expenses for the Company’s Advisor were approximately $1,000,000, respectively, and actual payments made were approximately $1,000,000, $1,125,000 and $731,000, respectively. The Advisor and its related parties are also entitled to reimbursement of costs of goods, materials and services obtained from non-related third parties for the Company’s benefit, except for note servicing and for travel and expenses incurred in connection with efforts to acquire investments for the Company or to dispose of any of its investments. The Company paid the Advisor $78,000 as reimbursement for costs associated with providing shareholder relations activities during 2014 compared to $86,000, and $76,000 in 2013 and 2012, respectively.

The agreement also provides for a subordinated incentive fee equal to 25% of the amount by which the Company’s net income for a year exceeds a 10% per annum non-compounded cumulative return on its adjusted contributions. No incentive fee was paid during 2014 or 2013. In addition, for each year in which it receives a subordinated incentive fee, the Advisor will receive a 5-year option to purchase 10,000 Shares at a price of $20.00 per share (not to exceed 50,000 shares). As of December 31, 2014 and 2013, the Advisor has not received options to purchase shares under this arrangement.

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

The Advisory Agreement also provides for the Company to pay to the Advisor, or a related party of the Advisor, a debt placement fee. The Company may engage the Advisor, or a related party of the Advisor, to negotiate lines of credit on behalf of the Company. UMT shall pay a negotiated fee, not to exceed 1% of the amount of the line of credit secured, upon successful placement of the line of credit. The Company paid debt placement fees of approximately $150,000 in August 2013 to a related party of the Advisor. These fees are amortized monthly, as an adjustment to interest expense, over the term of the credit facility agreements described in Note D. The Company amortized (expensed) approximately $71,000 and $52,000 and $42,000 of these fees in 2014, 2013 and 2012, respectively.

10) The Company pays loan servicing fees to PSC, a subsidiary of UMTH, under the terms of a Mortgage Servicing Agreement. The Company paid loan servicing fees of approximately $1,000, $5,000, and $19,000, during 2014, 2013, and 2012, respectively.

11) The Company pays “guarantee” credit enhancement fees to UDF III, related party of PSC and UDF, as specified under the terms of the UDF Guarantee agreement. In 2014, 2013 and 2012, the Company made cash payments in the amount of $104,000, $78,000, and $66,000, respectively, as compensation of said guarantee fees. In 2014, 2013 and 2012, the related credit enhancement expenses were approximately $114,000, $77,000, and $109,000, respectively.

12) Related parties UDF LOF, UDF IV and UDF X, are reimbursed for their degree of invested “participatory” interest in the Company’s construction loans, the degree of invested interest is not to succeed $2,000,000. The Company made payments of such participation interest, as a net amount against the construction loan interest, in 2014, 2013, and 2012, in the amounts of $2,260,000, $791,000, and $1,719,000, respectively.

13) The Company pays UMTH LD, administrative and origination fees, for the construction loans in which UDF related parties take an invested interest in. The fees are withheld from construction draws funded to the borrower, and are in turn paid directly to UMTH LD. In 2014, 2013, and 2012, payments were made for the above administrative and origination fees in the amounts of $188,000, $201,000, and $161,000, respectively.

14) As of December 31, 2013, the Company had, included in other assets, a receivable from PSC of approximately $200,000. This balance was paid in full in 2014.

The chart below summarizes the approximate payments associated with related parties for the twelve months ended December 31, 2014, 2013 and 2012:

Related Party Payments:
		For Twelve Months Ended
Payee	Purpose	December 31, 2014		December 31, 2013		December 31, 2012
UMTHGS	Trust administration fees	$1,000,000	93%	$1,125,000	93%	$731,000	91%
UMTHGS	General & administrative - Shareholder Relations	78,000	7%	86,000	7%	76,000	9%
		$1,078,000	100%	$1,211,000	100%	$807,000	100%

PSC	Loan Servicing Fee	$1,000	7%	$5,000	100%	$19,000	100%
PSC	General & Administrative – Misc.	14,000	93%	-	0%	-	0%
		$15,000	100%	$5,000	100%	$19,000	100%

UMTH	Debt Placement Fees	$-	-	$150,000	100%	$-	-

UDF III	Credit Enhancement Fees	$104,000	100%	$78,000	100%	$66,000	100%

UDF IV	Participation Interest Paid	$2,260,000	100%	$791,000	100%	$1,696,000	100%

UDF X	Participation Interest Paid	$-	-	$-	-	$23,000	100%

UMTH LD	Admin and Origination Fees Paid	$188,000	100%	$201,000	100%	$161,000	100%

The chart below summarizes the approximate expenses associated with related parties for the twelve months ended December 31, 2014, 2013 and 2012:

Related Party Expenses:
		For Twelve Months Ended
Payee	Purpose	December 31, 2014		December 31, 2013		December 31, 2012
UMTHGS	Trust administration fees	$1,000,000	93%	$1,000,000	93%	$1,000,000	93%
UMTHGS	General & administrative - Shareholder Relations	76,000	7%	76,000	7%	76,000	7%
UMTHGS	General & administrative –Misc.	1,000	0%	1,000	0%	2,000	0%
		$1,077,000	100%	$1,077,000	100%	$1,078,000	100%

PSC	Loan Servicing Fee	$1,000	7%	$5,000	100%	$19,000	100%
PSC	General & Administrative – Misc.	14,000	93%	-	-	-	-
		$15,000	100%	$5,000	100%	$19,000	100%

UMTH	Debt Placement Fees	$71,000	100%	$52,000	100%	$42,000	100%

UDF III	Credit Enhancement Fees	$114,000	100%	$77,000	100%	$109,000	100%

I. COMMITMENTS AND CONTINGENCIES

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

Modifications to the Share Redemption Plan

The redemption price is equal to the “Net Asset Value” (NAV) as of the end of the month prior to the month in which the redemption is made. The NAV will be established by the Board of Trustees no less frequently than each calendar quarter. For reference, at December 31, 2014 the NAV was $14.81 per share. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests. A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long-term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long- term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that that the request is made within 270 days after of the event giving rise to such exigent circumstances. Previously, there was no hardship exemption. Shares will be redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter will be carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Previously, shares were redeemed monthly. Repurchases are subject to cash availability and Trustee discretion. Currently our share redemptions are limited to death and medical hardship requests as approved by our trustees on a case-by-case basis.

Effective April 15, 2015, pursuant to the terms of the DRP, the Board of Trustees elected to suspend the DRP until further notice. Please refer to our Report on Form 8-K filed on March 3, 2015 for further information about the modification to the DRP.

J.  CONCENTRATION OF CREDIT

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

At December 31, 2014, 2013, and 2012, approximately 38%, 38%, and 42%, respectively, of the Company’s Interim Loan investments were secured by property located in Texas. All of the Company’s Mortgage Investments are in the United States. At December 31, 2014, 2013, and 2012, approximately 61%, 61%, and 57%, respectively, of the Company’s interim mortgage investments were secured by property located in California.

Interim Loans made to related parties of the Company’s Advisor, lines of credit receivable, Deficiency Notes and Recourse Obligations are monitored by the Company for collectability, and the Company believes the unreserved amounts will be fully collectible.

K. QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected financial data (unaudited) for the years ended December 31, 2014, 2013 and 2012 is set forth below:

2014	Revenues	Net Income	Net Income Per Share of Beneficial Interest	Weighted Average Shares Outstanding
First quarter	$1,208,180	$110,130	$0.02	6,436,065
Second quarter	1,259,077	77,702	0.01	6,435,202
Third quarter	1,351,332	67,824	0.01	6,433,848
Fourth quarter	1,538,092	361,710	0.06	6,432,141

For the year	$5,356,681	$617,366	$0.10	6,434,023

2013	Revenues	Net Income	Net Income Per Share Basic/Diluted	Weighted Average Shares Outstanding
First quarter	$1,338,295	$82,572	$0.01	6,438,493
Second quarter	1,608,561	468,246	0.07	6,437,165
Third quarter	1,417,877	383,412	0.06	6,437,171
Fourth quarter	1,283,609	253,468	0.04	6,436,777

For the year	$5,648,342	$1,187,698	$0.18	6,437,428

2012	Revenues	Net Income	Net Income Per Share Basic/Diluted	Weighted Average Shares Outstanding
First quarter	$1,175,271	$250,613	$0.04	6,439,120
Second quarter	1,529,096	491,272	0.08	6,439,559
Third quarter	1,338,634	339,505	0.05	6,439,657
Fourth quarter	1,465,406	405,186	0.06	6,439,600

For the year	$5,508,407	$1,486,576	$0.23	6,439,528

L. SECURITIZATION AND SALE OF CLASS A NOTES

In April 2004, but effective January 1, 2004, United Mortgage Trust transferred certain residential mortgages and contracts for deed to a wholly-owned special purpose entity called UMT LT Trust (”UMTLT”), a Maryland real estate investment trust.

On April 13, 2004, through UMTLT (“Seller”) and another newly created, wholly-owned subsidiary, UMT Funding Trust, a Maryland real estate investment trust, as the “Depositor”, the Company completed a securitization of $12,593,587 principal amount of mortgage loans through the private issuance of $9,455,520 in 9.25% Class A Notes (“Class A Notes”). The Class A Notes, together with $3,138,067 in Class B Certificates (the “Certificates” and collectively with the Class A Notes, the “Securities”) were issued by Wachovia Bank as “trustee” pursuant to a Trust Agreement dated as of April 1, 2004 between the Bank and the Depositor (the “Trust Agreement’). The Securities evidence the entire beneficial ownership interest in a trust fund created under the Trust Agreement, which consists of a pool of performing first lien residential mortgage loans (the “Mortgage Loans”) with an aggregate principal balance of $12,593,587 as of April 13, 2004. The Company transferred the Mortgage Loans to the Seller as a capital contribution and the Seller sold the Mortgage Loans to the Depositor pursuant to a Mortgage Loan Sale Agreement dated as of April 1, 2004 (“Mortgage Loan Sale Agreement”). The Class A Notes were sold pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.

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

Simultaneously with the Depositor’s conveyance of the Mortgage Loans to the trustee and pursuant to the terms of a Servicing Rights Transfer Agreement dated as of April 1, 2004 the Company, as owner of the servicing rights to the Mortgage Loans, transferred the servicing rights to the Mortgage Loans to Bayview; and, pursuant to a Sub Servicing Agreement dated as of April 1, 2004, Prospect Service Corp. agreed to act as sub-servicer of the Mortgage Loans. Effective August 18, 2014, the Company executed a Servicing Transfer Agreement with Bayview Loan Servicing, LLC, a Delaware limited liability company (the “Successor Servicer”), in which the Company transferred all servicing rights to the Successor Servicer.

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

Simultaneously with the Depositor’s conveyance of the Mortgage Loans to the trustee and pursuant to the terms of a Servicing Rights Transfer Agreement dated as of January 1, 2005 the Company, as owner of the servicing rights to the Mortgage Loans, transferred the servicing rights to the Mortgage Loans to the Investor and, pursuant to a Sub Servicing Agreement dated as of January 1, 2005, Prospect Service Corp. agreed with the Investor to act as sub-servicer of the Mortgage Loans. Effective August 18, 2014, the Company executed a Servicing Transfer Agreement with Bayview Loan Servicing, LLC, a Delaware limited liability company (the “Successor Servicer”), in which the Company transferred all servicing rights to the Successor Servicer.

The Company has rights to future cash flows arising after the Investor in the securitization trust has received the 9.25% return for which it contracted.

Gain or loss on the sale of the mortgage loans depends in part on the previous carrying value of the loans involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair market value at the date of transfer. To obtain fair values, quoted market prices are used if available. However, quotes were not available for the Company’s retained interests, so the Company estimated fair value based on the present value of future expected cash flows using management’s best estimate of the key assumptions: credit losses, prepayment rates and discount rates commensurate with the risks involved. The Company used an expected weighted-average life of 4.5 years. Based on expected credit losses of 3.4%, prepayment rate of 2.6% and a discount rate of 11.0%, no gain or loss was recognized related to the sale of these mortgage loans as the carrying value approximated the fair value at the date of the securitization.

The sensitivity to an immediate 10% and 20% adverse change in the assumptions used to measure fair value of the securitized mortgage loans is as follows:

FOR THE 2004 SECURITIZATION
Prepayment speed assumption (annual rate):
Impact on fair value of 10% adverse change	27,000
Impact on fair value of 20% adverse change	54,000

Expected credit losses (over remaining life of loans):
Impact on fair value of 10% adverse change	56,000
Impact on fair value of 20% adverse change	111,000

Residual cash flows discount rate (annual):
Impact on fair value of 10% adverse change	23,000
Impact on fair value of 20% adverse change	46,000

Because the Company’s carrying value of the 2005 securitization was fully amortized as of December 31, 2010, the adverse change assumptions have no impact on the carrying value of this securitization at December 31, 2014 or 2013. These sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

M. SHARE REDEMPTION PLAN

There is currently no established public trading market for our shares. As an alternative means of providing limited liquidity for our shareholders, we maintain a Share Redemption Plan. Our trustees have the discretion to modify or terminate the SRP upon 30 days’ notice. Under the terms of our plan as modified and effective on May 1, 2009 (see below for a further description of the plan modifications), shareholders who have held their shares for at least one year are eligible to request that we repurchase their shares. In any consecutive 12 month period we may not repurchase more than 5% of the outstanding shares at the beginning of the 12 month period. The repurchase price is based on the NAV as of the end of the month prior to the month in which the redemption is made. The NAV will be established by our Board of Trustees no less frequently than each calendar quarter. For reference, at December 31, 2014 and 2013 the NAV was $14.81 and $14.66 per share, respectively. Under the prior SRP terms, the redemption price was $20.00 per share. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests. A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long-term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long-term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that the request is made within 270 days after of the event giving rise to such exigent circumstances. Previously, there was no hardship exemption. Shares will be redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter will be carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Previously, shares were redeemed monthly. Repurchases are subject to cash availability and Trustee discretion. Currently our share redemptions are limited to death and medical hardship requests as approved by our trustees on a case-by-case basis. We have also purchased a limited number of shares outside of our SRP from shareholders with special hardship considerations. The Board received redemption requests for 32,039 shares and 19,708 shares were approved and redeemed during the year ended December 31, 2014. The Board received redemption requests for 72,297 shares and 17,847 shares were approved and redeemed during the year ended December 31, 2013.

Share repurchases have been at prices of $14.76 to $20.00 through our SRP. Shares repurchased for less than $20.00 per share were 1) shares held by shareholders for less than 12 months 2) shares purchased outside of our Share Redemption Program prior to the May 1, 2009 modifications to our SRP or 3) shares purchased under our SRP subsequent to the May 1, 2009 modifications to our SRP.

Effective April 15, 2015, pursuant to the terms of the DRP, the Board of Trustees elected to suspend the DRP until further notice. Please refer to our Report on Form 8-K filed on March 3, 2015 for further information about the modification to the DRP.

The Company complies with Distinguishing Liabilities from Equity topic of ASC, which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value. The Company believes that shares tendered for redemption by the shareholder under the Company’s share redemption program do not represent a mandatory obligation until such redemptions are approved at the discretion of our board of trustees. At such time, the Company will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. As of December 31, 2014 and 2013, the Company had no approved and unpaid redemption requests included in liabilities.

The following table summarizes the share repurchases made in 2014:

Month	Total number of shares repurchased	Average Purchase Price	Total number of shares purchased as part of a publicly announced plan	Total number of shares purchased outside of plan
January	1,795	$14.76	1,795	-
February	2,188	$14.76	2,188	-
March	627	$14.76	627	-
April	1,603	$14.66	1,603	-
May	2,324	$14.66	2,324
June	1,039	$14.53	1,039	-
July	1,828	$14.53	1,827	-
August	2,216	$14.54	2,216	-
September	1,134	$14.56	1,134	-
October	2,644	$14.56	2,644	-
November	1,759	$14.56	1,759	-
December	551	$14.51	551	-
Totals	19,708	$14.62	19,708	-

N. SUBSEQUENT EVENTS

Suspension of DRP

Effective April 15, 2015, pursuant to the terms of the DRP, the Board of Trustees elected to suspend the DRP until further notice. Please refer to our Report on Form 8-K filed on March 3, 2015 for further information about the modification to the DRP.

Loan Modification

Certain of UMT’s affiliates are indebted to UMT pursuant to certain loan arrangements including (i) deficiency loans owing from UMTH Lending Company, L.P. (“UMTHLC”), (ii) recourse obligations owing from Capital Reserve Group, Inc., South Central Mortgage, Inc., Ready America Funding Corp. (“RAFC”) and (iii) certain payment obligations of UMT Holdings, L.P. (“UMTH”) in favor of UMT in connection with an indemnification agreement dated December 31, 2005 (the “Indemnification Agreement”) originally executed by UMTH in favor of RAFC, which Indemnification Agreement secures deficiency obligations owing to RAFC by Wonder Funding Corp., an affiliate of RAFC (“Wonder”).

In late 2013 and early 2014, the foregoing affiliates approached UMT with the proposal to modify the existing loans to:

•	accelerate the repayment schedule and set repayment amounts on an aggregate indebtedness and reduction basis;
•	provide additional security on the indebtedness; and
•	reduce the interest rate to a market rate which would automatically adjust up to 6% upon the failure to make a scheduled payment.

Our Board of Trustees met and reviewed the proposal and concluded that the modification of the loans is in the best interest of UMT and its shareholders because it would result in a faster payment of the indebtedness with greater security and because the benefits of those features would outweigh the loss of additional interest from reduction of the interest rate to a market rate. Specifically, the Trustees noted that the proposed modifications would shorten the duration of the deficiency note with UMTHLC and the recourse obligations by over 65% and 60%, respectively. Further, proposed modifications would increase the anticipated principal payments in the ensuing 36 months by over 355%. Further, the Trustees concluded that the additional collateral being pledged would increase the cash flow available in the event of a default on the modified loans and foreclosure on the collateral to an aggregate amount estimated to be approximately $3.15 million annually and constitute an aggregate notational value of the future distributions on the UMTH Series D Units to $9.5 million. On the basis of the foregoing analysis, our Board of Trustees approved the restructuring effective as of January 1, 2015.

On March 25, 2015, and effective as of January 1, 2015, United Mortgage Trust (“UMT”, “us” or “we”) entered into loan modification agreements with certain of its affiliated entities which are indebted to UMT under certain outstanding loan arrangements.

Summary of Modified Loans

As modified, each of the existing notes evidencing the indebtedness has been amended and the outstanding indebtedness divided into and evidenced by two new notes – Note No. 1, which matures on December 31, 2017, provided that such date shall be extended by one year for each annual transfer of principal made from Note No. 2, and Note No. 2 which matures on December 31, 2017. The forms of the notes, which are identical for each obligor, except for the principal balances, were included as exhibits to the Report on Form 8-K filed on March 30, 2015.

Quarterly, such portion of the outstanding principal balance of Note No. 2 as is necessary to restore the outstanding principal balance of Note No. 1 to its initial principal balance shall be transferred from Note No. 2 to Note No. 1 and such transferred principal balance shall become part of the outstanding principal balance of Note No. 1, payable in accordance with, and subject to all of the terms and conditions of Note No. 1. This process will be repeated for each note until all of the indebtedness has been paid.

The interest rate of all Notes No. 1 is equal to the higher of: (a) 1.75% or (b) the imputed interest/applicable federal rate rules set forth in Sections 483 or 1274 of the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder (“AFR”) and the interest rate on all Notes No. 2 is equal to the higher of: (a) 2.70% or (b) the AFR.

The modified notes require the payment of a minimum cumulative quarterly payment and a minimum cumulative annual payment from all of the obligors. The failure to make the minimum cumulative annual payment within 30 days after notice of such failure or the commission of any act of bankruptcy, general assignment for the benefit of creditors, or any existence of a proceeding under any insolvency or bankruptcy law by or against any obligor constitutes a default under all of the notes. Upon the occurrence of an event of default, the interest rate is automatically increased to 6% per annum from the date of such default until the entire outstanding balance of principal and interest is paid.

Security

Previously, the security for the deficiency obligation from UMTHLC consisted of the limited guaranty of our Advisor, UMTH General Services, L.P. (“UMTHGS”), including the pledge of up to 33% of the advisory fee received by UMTHGS. Previously, the security for the recourse obligations consisted of a pledge of each related party’s respective Class C and Class D ownership units in UMTH and in the case of Wonder, secured by a limited indemnification agreement between UMTH and the Company. This collateral represents capital shares in UMTH and is eligible for, and receives, quarterly distributions from UMTH.

The new cross-collateralized security provided for the modified loans consists of:

The same security as provided earlier plus:

•	pledge by the limited partners of UMTH of the distributions of previously unencumbered UMTH Series D Units;

•	assignment by UMTH of certain fees to which UMTH is entitled under certain securitization transactions;

•	assignment general partnership distributions by UMTH as the general partner of United Residential Home Finance, L.P.

•	assignment of general partnership distributions by UMT HF GP Manager, LLC as the general partner of UMT Home Finance III, L.P.;

•	assignment of general partnership distributions by UMT HF GP Manager, LLC as the General Partner of UMT Home Finance II, LP;

•	assignment of general partnership distributions by UMT HF Manager, LLC as the General Partner of UMT Home Finance, LP;

•	assignment of general partner distributions by UMT HF GP MANAGER, LP as the General Partner of UMT Residential Home Finance, L.P.;

•	assignment by UMTH Land Development, L.P. (“UMTHLD”) of all loan origination and servicing fees payable to UMTHLD with respect to construction loans originated by UMTHLD in which loans the Obligors take an invested interest; and

•	assignment by UMTHGS of all advisory and debt placement fees payable to it under the Advisory Agreement dated effective January 1, 2009 between UMT and UMTHGS.

Application of the proceeds from foreclosure upon the security on the modified notes will be applied to the outstanding indebtedness of the various affiliates in a specified order of priority as described in the summary of security provided below.

The assignments of fees and assignments of limited and general partnership distributions are respectively essentially identical, for each assignee except as regards the entity involved, specific fees and the number of units being assigned. Forms of those assignments are included in the exhibits to our Report on Form 8-K filed on March 30, 2015.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2014 was performed by the Company’s Principal Executive Officer and Principal Financial Officer.  Based on such evaluation, management has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

Management’s Annual Report on Internal Control over Financial Reporting

The management of UMTHGS, the Company’s Advisor, is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2014. The internal control process of UMTHGS, as is applicable to the Company, was designed to provide reasonable assurance to management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management assessed the effectiveness of its internal control over financial reporting, as is applicable to the Company, as of December 31, 2014. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. Based on its assessment, management concluded that the Advisor’s internal control over financial reporting, as is applicable to the Company, was effective as of December 31, 2014.

The Company is a “smaller reporting company” for the 2014 fiscal year. Accordingly, the Company’s independent registered public accounting firm is not currently required to issue an audit report on the Company’s internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter of 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We do not have any direct employees. The services of our President and Chief Financial Officer, Mr. Ducote, are retained through a consulting agreement. The Trustees are responsible for the overall management and control of the Company’s business. The Advisor manages the day-to-day operations and the Company has retained the Advisor to use its best efforts to seek out and present to management suitable and a sufficient number of investment opportunities that are consistent with the Company’s investment policies and objectives.

The Company’s Declaration of Trust provides for not less than three or more than nine trustees, a majority of which must be independent Trustees, except for a period of 60 days after the death, removal or resignation of an independent Trustee. Each Trustee serves for a one-year term. There are currently five trustees, all of which are independent Trustees.

THE COMPANY’S TRUSTEES AND OFFICERS

The Company’s trustees and officers are as follows:

Name	Age	Offices Held
T. Stuart Ducote	68	President and Chief Financial Officer
Michele A. Cadwell	63	Independent Trustee
Charles M. Gillis	65	Independent Trustee
Phillip K. Marshall	65	Independent Trustee
Roger C. Wadsworth	67	Independent Trustee
Leslie J. Wylie	63	Independent Trustee

Stuart Ducote became President and Chief Financial Officer of United Mortgage Trust on July 29, 2009. As our only elected executive officer, he has served as our principal executive, principal accounting officer and principal financial officer since 2009. Mr. Ducote has served as the Chief Executive and Chief Financial Officer of numerous public and privately held companies. From 2006 through 2008, he was the co-owner of Ultra Realty, a privately held company involved with the acquisition, rehabilitation and development of residential properties and residential / commercial brokerage. From 2003 – 2006, he served as Chief Financial Officer for Humitech International Group, Inc., a rapidly growing international franchise operation, where he was responsible for systems implementation, franchisee contracts, all regulatory matters, debt financing to acquire mining operations and oversight of facilities operations. From 2001 – 2003 he served as Chief Financial Officer of People Solutions, Inc., where he structured the company in preparation for a capital raise and merger activity. From 1997 – 2000, he was the Chief Financial Officer of Jobs.Com, an Internet-based recruiting and on-line job marketing company, where he raised over $110 million in venture capital, built national brand recognition and positioned the company for an initial public offering. From 1994 – 1997 he served as a Trustee, Chief Executive and Chief Financial Officer for a private family trust and related operating companies, where he had oversight responsibilities for operating companies in the oil and gas, manufacturing, real estate acquisition and development, and power generation industries. From 1980 – 1994, he served as Chief Executive and Chief Financial Officer of Provident Bancorp of Texas, Inc., where he directed the formation, acquisition, and operation of numerous financial institutions, and successfully merged banks into a multi-bank holding company. Prior to 1984, Mr. Ducote worked in public accounting for approximately twelve years. He is a graduate of the University of Texas.

Michele A. Cadwell has been one of the Company’s independent trustees since August 1997. She was a fee attorney for Commonwealth Land Title of Dallas, Texas, from 1999 until May, 2006, when she returned to private practice as an attorney for the oil and gas industry. From 1998 to 1999, Ms. Cadwell was Manager – Onshore Land Operations with EEX Corp.  Her primary responsibilities included drafting and negotiating exploration and marketing agreements, analysis of legislation and regulatory proposals, researching complex mineral titles, organization and management of non-core property divestitures, settlement of land owner disputes and advising and testifying on matters before the Oklahoma Corporation Commission. From 1980 until 1998 she was employed with Enserch Exploration, Inc. as Senior Land Representative. Ms. Cadwell is a 1974 graduate of the University of Oklahoma with a Bachelors of Arts Degree in English and a Juris Doctor Degree in 1978. She is admitted to both the Oklahoma and Texas bars. Ms. Cadwell is a member of the Investment Committee, Business Model Committee, and Liquidity Committee.

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

Roger C. Wadsworth has served as one of the Company’s independent trustees since September 2006. Since 2003, he has served as the National Director and Board Member of The National Due Diligence Alliance, Inc., a non-profit trade association of Independent FINRA Broker-Dealer and Investment Advisory firms.  From 2002 to 2014 he served as Chief Operating Officer of IMS Securities, Inc., a Financial Industry Regulatory Authority (“FINRA”) member firm.  He holds FINRA Series 7, 24, 66 and 77 Licenses and is a licensed insurance agent in the State of Texas.  From 1988 to 2002, he served as the Senior Vice President & Chief Administrative Officer of INVESTools, Inc. NASDAQ: SWIM (formerly Telescan, Inc.), a publicly-held company in the financial data, information, and analysis industry.  INVESTools is now a part of TD AMERITRADE.  Prior to 1988, he was the Co-Founder and Vice President of Information Management Services, Inc., a financial consulting and management firm. Mr. Wadsworth received a Bachelor of Business Administration in Finance from the University of Houston in 1971.  Mr. Wadsworth is a member of the Investment Committee, Business Model Committee, and Audit Committee.

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

The directors and officers of UMT Services, Inc. and UMTHGS are set forth below.

Name	Age	Offices Held
Todd F. Etter	64	Chairman and Director of UMT Services, Inc.
Hollis M. Greenlaw	50	Director and Chief Executive Officer of UMT Services, Inc.
Michael K. Wilson	52	Director of UMT Services, Inc.
David A. Hanson	51	President of UMTHGS and CFO of UMTH

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

The Company has no direct employees. The Company’s operations are maintained by the Company’s Advisor, under the guidance of the Company’s Trustees. The services of our President and Chief Financial Officer, Mr. Ducote, are retained through a consulting agreement which pays him a monthly fee of $5,000.

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

The table below provides information on Trustee Compensation:

Name/Year	Fees Earned	Stock Awarded	Value of Options Awarded if Exercised(3)	Non-Equity Incentive Plan Comp.(1)	Change in Pension Value and Non- Qualified Deferred Comp. Earnings (2)	All other Comp.	Total
2014
Stuart Ducote	—	—	—	—	—	$60,000	$60,000
Michele A. Cadwell	$16,000	—	—	—	—	—	$16,000
Phillip K. Marshall	$20,000	—	—	—	—	—	$20,000
Roger C. Wadsworth	$16,000	—	—	—	—	—	$16,000
Chuck Gillis	$16,000	—	—	—	—	—	$16,000
Leslie Wylie	$16,000	—	—	—	—	—	$16,000

2013
Stuart Ducote	—	—	—	—	—	$60,000	$60,000
Michele A. Cadwell	$16,000	—	—	—	—	—	$16,000
Phillip K. Marshall	$20,000	—	—	—	—	—	$20,000
Roger C. Wadsworth	$16,000	—	—	—	—	—	$16,000
Chuck Gillis	$16,000	—	—	—	—	—	$16,000
Leslie Wylie	$16,000	—	—	—	—	—	$16,000

2012
Stuart Ducote	—	—	—	—	—	$60,000	$60,000
Michele A. Cadwell	$16,000	—	—	—	—	—	$16,000
Phillip K. Marshall	$20,000	—	—	—	—	—	$20,000
Roger C. Wadsworth	$16,000	—	—	—	—	—	$16,000
Chuck Gillis	$16,000	—	—	—	—	—	$16,000
Leslie Wylie	$16,000	—	—	—	—	—	$16,000

(1) The Company does not have an incentive plan.
(2) The Company does not have a pension plan.
(3) All options are priced at the greater of the Company’s initial offering price of $20 per share or the then current market value and therefore carry no intrinsic value.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 31, 2014 by each person who is known to the Company to be the beneficial owner of more than 5% of the Company’s shares and the beneficial ownership of all trustees and officers as a group as of such date.

Name	Number of Shares (1)		Percent of Class
Michele A. Cadwell (2)	12,500	(3)	0.19%
Phillip K. Marshall (2)	12,500	(3)	0.19%
Roger C. Wadsworth (2)	12,500	(3)	0.19%
Chuck Gillis (2)	12,500	(3)	0.19%
Leslie Wylie (2)	12,500	(3)	0.19%
All Trustees and Executive Officers as a Group (5 persons)	62,500	(4)	0.97%

(1)	For purposes of this table, shares indicated as being owned beneficially include shares that the beneficial owner has the right to acquire within 60 days of March 1, 2015. For the purpose of computing the percentage of the outstanding shares owned by a shareholder, shares that may be acquired during the 60 days following March 1, 2015 are deemed to be outstanding securities of the class owned by that shareholder but are not deemed to be outstanding for the purpose of computing the percentage by any other person.

(2)	A trustee and/or executive officer of the Company. The address of all trustees and officers is c/o United Mortgage Trust, 1301 Municipal Way, Suite 220, Grapevine, TX 76051, telephone (214) 237-9305 or (800)955-7917, facsimile (214) 237-9304.

(3)	Includes shares issuable upon the exercise of stock options at an exercise price of $20.00 per share.

(4)	Includes the shares described in footnote (3) above.

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

Related Party Relationships

The following chart depicts the related parties with which we have loan or recourse relationships:

Affiliate Relationships

United Mortgage Trust "The Company"
UMT Holdings L.P. Delaware L.P. "UMTH"
Limited Guarantee
Advisor
99.9% Ownership
Loan Secured by Interim Mortgage Loans Made to Unaffiliated Borrower
Deficiency Note
UMTH Lending Company L.P. Delaware L.P. "UMTH LC" Borrower
UMTH General Services L.P. Delaware L.P. "UMTH GS"
UMTH Land Development L.P. Delaware L.P. "UMTH LD"
Revolving Line of Credit
Recourse Obligations Secured by Equity Interests
Revolving Line of Credit Secured by Interim Mortgage Loans Made to Unaffiliated Borrowers
Asset Manager
Asset Manager
United Development Funding L.P. "UDF I"
Revolving Line of Credit Participation
United Development Funding III L.P. "UDF III"
Equity Interests
Ready America Funding Corp. "RAFC" Borrower
South Central Mortgage Inc. "SCMI" Note Seller
Capital Reserve Corp. "CRC" Borrower
Wonder Funding Inc. "WFI" Borrower

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

Related Party Receivables

The following table summarizes our related party loans and obligations and corresponding outstanding balances as of December 31, 2014 and 2013. The amounts shown in the table below are included in the consolidated balance sheets.

	2014	2013	Collateral
Interim loans, related parties
RAFC	$5,830,254	$6,282,339	Real estate
Total	15,830,254	16,282,339
Lines of credit receivable, related parties
UDF I	$8,580,538	$7,739,415	Land development loans and equity investments
UDFI (UDF III economic interest participation agreement)	74,686,618	70,835,104	Land development loans and equity investments
UMTHLC	7,576,966	7,576,966	Real estate
Total	$90,844,122	$86,151,485
Recourse obligations, related parties
CRG	$4,504,044	$4,504,544	Pledge of equity interest & limited guaranty
RAFC	10,267,408	10,170,196	Pledge of equity interest & limited guaranty
SCMI	3,448,002	3,448,002	Pledge of equity interest & limited guaranty
RAFC/Wonder	1,971,536	1,971,536	Pledge of equity interest & limited guaranty
Total	$20,190,990	$20,094,278
Deficiency note, related party
UMTHLC	$28,739,855	$29,295,567	Guaranty

The following is a brief description of the Company’s related party receivables, by type, and related collateral.

Interim Loans, related parties

The Company has loaned money to UMTHLC and RAFC secured by Interim Loans for the acquisition and renovation of single-family homes made by UMTHLC and RAF to non-related third party borrowers. These loans are collaterally assigned to the Company as security for the Interim Loans between UMTHLC and RAFC and the Company. These loan balances are included in “Interim loans, related parties” in the Company’s consolidated balance sheets.

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

Deficiency Note, Related Party

As noted above, the Company has loaned money to UMTHLC to fund the origination of Interim Loans to their borrowers. If UMTHLC or the Company forecloses on a property securing an Interim Loan, and the proceeds from the sale are insufficient to pay the loan in full, UMTHLC delivers an unsecured deficiency note in the amount of the deficiency to the Company. In 2007, UMTHLC issued to the Company a promissory note to evidence its deficiency obligations to the Company (the “Deficiency Note”). The Deficiency Note is secured by a limited guaranty by UMTHGS, the Advisor. This Deficiency Note balance is included in “Deficiency note, related party” in the Company’s consolidated balance sheets.

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

On March 26, 2009, the Company executed a secured line of credit promissory note with UMTHLC in the amount of $8,000,000. The note bears interest at 12.50% per annum, matured on September 26, 2012 and is secured by first lien mortgage interests in single family residential properties. The Company is negotiating an extension of this loan with UMTHLC with similar terms. The outstanding balance on this line of credit at December 31, 2014 and December 31, 2013 was approximately $7,577,000 for both periods, respectively, and is included in the balances noted in the paragraph above.

3) CRG is a Texas corporation that is 50% owned by Todd Etter and William Lowe, partners of UMTH, which owns the Advisor.  CRG was in the business of financing home purchases and renovations by real estate investors. The Company loaned money to CRG to make loans to other borrowers. During 2006 the Company took direct assignment of the remaining loans from CRG with full recourse.

4) RAFC is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter. RAFC is in the business of financing Interim Loans for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors. The Company continues to directly fund obligations under one existing RAFC loan, which was collaterally assigned to the Company, but does not fund new originations. The unpaid principal balance of the loans at December 31, 2014 and 2013, was approximately $15,830,000 and $16,282,000, respectively.

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

See Note N Subsequent Events for additional information regarding the Deficiency Note receivable from UMTHLC and the Recourse Obligations, related party.

Management’s Collectability Analysis for Related Party Recourse Obligations and Deficiency Notes

Recourse Obligations and Deficiency Notes are resultant from a shortfall in the repayment of an underlying loan securing a loan to a related party or in the shortfall in repayment from a defaulted and foreclosed Residential Mortgages purchased from a related party. In both cases, the Company has recourse to the related party for the shortfall. Unlike the original underlying loan or purchased mortgage, the related party’s recourse obligation is not secured by a lien on a real property. Recourse Obligations of CRG, RAFC, SCMI and Wonder are secured by the pledge of equity interests held in UMTH. The UMTHLC Deficiency Note is secured by the guaranty of UMTHLC and the limited guaranty of UMTHGS including pledge of up to 33% of the advisory fee received by UMTHGS. Because the obligations are secured by third party collateral and guarantees, management conducts quarterly analysis of the integrity and value of the security for each obligation, and makes a determination of the collectability of the obligations based on the collateral value and cash flows derived from the collateral.

In making these loans, we considered a number of factors to preserve and enhance our ability to be repaid. The security for the Recourse Obligations of CRG, RAFC and SCMI consists of pledges of each related party’s respective Class C and Class D ownership units in UMTH. This collateral represents capital shares in UMTH and is eligible for, and receives, quarterly distributions from UMTH. Class C units are entitled to a total distribution of $1,000 per unit and the value of the C unit collateral is determined through multiplying the number of pledged units remaining times $1,000. Class D units are entitled to perpetual distributions and are valued using a discounted cash flow (“DCF”) model that is reviewed and updated each quarter. The integrity of the C and D unit collateral is determined by the distribution priority given to each unit by the UMTH general partner and the reliability of forecasted distributions. Security for the Recourse Obligation of Wonder consists of a limited indemnification agreement in the initial amount of $1,134,000. The table below depicts the remaining collateral value securing the Recourse Obligations at December 31, 2014.

Name	Initial principal amount	Balance at December 31, 2014	Promissory Note principal amount (2)	Units pledged as security	C Units distributed during 2014	Units remaining	Estimated Collateral Value (3)
CRG	$2,725,442	$4,504,044	$4,300,000	4,984 Class C and 2,710 Class D	19	2,380 Class C and 2,710 Class D	$5,027,000
RAFC	$3,243,369	$10,267,408	$7,100,000	11,228Class C, 6,659 Class D	68	8,626 Class C and 6,659 Class D	$10,560,000
SCMI	$3,295,422	$3,448,002	$3,488,643	4,545 Class C and 3,000 Class D	8	977 Class C and 3,000 Class D	$3,656,000
RAFC / Wonder(1)	$1,348,464	$1,971,536	$1,400,000	1,657 Class C	12	1,470 Class C	$1,471,000
Wonder Indemnification (1)	n/a	n/a	n/a	$1,134,000	-	n/a	$822,000
Totals	$10,612,697	$20,190,990	$16,288,643				$21,536,000

(1)	Wonder is collateralized by an indemnification agreement from RMC in the amount of $1,134,000, which includes the pledge of 3,870 C Units. 2,213 of the pledged C Units also cross-collateralize the RAFC obligation.
(2)	The CRG, RAFC and Wonder balances at December 31, 2014 exceeded the stated principal amount per their variable Secured Notes by approximately $204,000, $3,167,000 and $572,000, respectively. Per the terms of the Secured Notes, the unpaid principal balance may be greater or less than the initial principal amount of the note and is not considered an event of default. The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the Unpaid Principal Balance (“UPB”) than we originally anticipated and outpaced the minimum principal reductions scheduled for the loans.
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

Cash Flow Analysis

The obligors’ ability to perform is principally dependent upon the forecasted cash distributions associated with the pledged collateral and the ability of the distributions to meet the debt service requirements under the Recourse Obligations. On a quarterly basis, the Company conducts a review of the collateral pledged by the underlying borrowers and third party guarantors in order to assess their ability to perform their obligations under the terms of the Recourse Obligations. This review includes analyzing the consolidated financial statements of UMT Holdings, L.P. including its cash flows and sources of cash flow, assets and net profits. In addition to reviewing the historical financial statements, we analyze projected future earnings and cash flows that will support distributions and validate the assumptions used to generate these projections, assessing the ability to execute on the business plan, conducting discussions with and obtaining representations from the guarantors’ management with respect to their current and projected distribution amounts. Management reviews near-term (1 year) and long-term (5 years) distribution forecasts associated with the UMTH Class C and D units, cash flow from the indemnification agreement, cash flow from UMTHGS advisory fees and cash flow to UMTHLC to determine if the forecasted cash flows are sufficient to meet the obligations. The available cash flow from UMTH, as shown in the Historical Performance table below, indicates sufficient cash flow from the guarantors to service the Recourse Obligations and the Deficiency Note. In addition to the above mentioned collateral, the Company has a guaranty limited to a maximum of $10,582,336 from UMTH of all amounts due under the Recourse Obligations. At December 31, 2014, the remaining balance of the limited guaranty was approximately $1,665,000.

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

The Secured Notes have also been guaranteed by the following entities under the arrangements described below, all of which are dated effective December 31, 2005:

-	UMT Holdings. This guaranty was limited to a maximum of $10,582,336 of all amounts due under the Secured Notes. At December 31, 2014, the remaining balance of the limited guaranty was approximately $1,665,000.
-	WLL, Ltd., a related party of CRG. This guaranty is of all amounts due under Secured Note from CRG, is non-recourse and is secured by an assignment of 2,492 Class C Units and 1,355 Class D units of limited partnership interest of UMT Holdings held by WLL, Ltd.
-	RMC. This guaranty is non-recourse, is limited to 50% of all amounts due under the Secured Note from RAFC and is secured by an assignment of 3,870 Class C units of limited partnership interest of UMT Holdings.
-	Wonder. Wonder Funding obligations are evidenced by a note from RAFC (RAFC/Wonder Note) and are secured by a pledge of a certain Indemnification Agreement given by UMTH to RAFC and assigned to UMT in the amount of $1,134,000, which amount is included in the UMTH limited guarantee referenced above.
-	SCMI. This guaranty is limited to a maximum of $2,213,000 due under the Secured Note from RAFC and is secured by an assignment of 2,213 Class C units of limited partnership interest of UMT Holdings.
-	KLA, Ltd. KLA has given the following limited guaranties: (1) Guaranty of obligations of SCMI under the First Amended and Restated Secured Variable Amount Promissory Note to the Company dated as of October 1, 2007 with a then current principal balance of $3,472,073 and is secured by an assignment of 3,000 of Guarantor’s Class D units of partnership interest in UMT Holdings, L.P. (2) Guaranty of obligations of CRG under the First Amended and Restated Secured Variable Amount Promissory Note dated as of October 1, 2007 with a then current principal balance of $4,053,799 and is secured by a pledge of 1,355 of Guarantor’s Class D units of partnership interest in UMTH.

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

Historical Performance

Management also considers historical cash flows and payment history to make an assessment of the collectability of the obligations. The table below depicts the historical cash flows for each obligor and the payment history under its obligation for the years ended December 31, 2014, 2013 and 2012. To date, the obligors have met all of their financial obligations to the Company.

	2014		2013		2012
Obligor	Cash Flow	Payments	Cash Flow	Payments	Cash Flow	Payments
UMTH (1),(3)	$(253,834)	$1,105,158	$15,592,306	$3,492,500	$12,842,083	$2,813,601
UDF I (1),(4)	$7,911,149	$-	$10,785,187	$-	$11,728,909	$-
CRG (2)	$22,766	$22,766	$172,884	$172,884	$171,641	$171,641
RAFC (2)	$77,585	$77,585	$589,816	$589,816	$583,796	$583,796
SCMI (2)	$12,077	$12,077	$91,833	$91,833	$390,343	$90,343
Wonder (2)	$11,569	$11,569	$87,957	$87,957	$86,556	$86,556

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

These loans were reviewed by management and no reserves on principal amounts are deemed necessary at December 31, 2014 or 2013.

7) On June 20, 2006, the Company entered into a Second Amended and Restated Secured Line of Credit Promissory Note as modified by an amendment effective September 1, 2006 (the "Amendment") with UDF; a Nevada limited partnership that is a related party with the Company's Advisor, UMTHGS.  The Amendment increased an existing revolving line of credit facility ("Loan") to $45 million. The purpose of the Loan is to finance UDF's loans and investments in real estate development projects. On July 29, 2009, our trustees approved an amendment to increase the revolving line of credit facility to an amount not to exceed $60,000,000. Effective December 31, 2010, the loan was extended for a period of one year and the loan amount was increased from $60,000,000 to $75,000,000. Effective September 30, 2014, the line of credit was increased from $82,000,000 to $84,674,672 and effective December 31, 2014, the line of credit was extended and matures on December 31, 2015.

The Loan is secured by the pledge of all of UDF's land development loans and equity investments pursuant to the First Amended and Restated Security Agreement dated as of September 30, 2004, executed by UDF in favor of UMT (the “Security Agreement”).  Those UDF loans may be first lien loans or subordinate loans.

The Loan interest rate is the lower of 15% or the highest rate allowed by law, further adjusted with the addition of a credit enhancement to a minimum of 14%.  Effective October 1, 2013, the loan was extended to December 31, 2014 and the base interest rate was decreased to a rate of 9.25%. Effective December 31, 2014, the line of credit was extended and matures on December 31, 2015.

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

On September 19, 2008, UMT entered into an Economic Interest Participation Agreement with UDF III pursuant to which UDF III purchased (i) an economic interest in the $45,000,000 revolving credit facility (“Loan”) from UMT to UDF I and (ii) a purchase option to acquire a full ownership participation interest in the Loan (the “Option”). On July 29, 2009, our trustees approved an amendment to increase the revolving line of credit facility to an amount not to exceed $60,000,000. Effective December 31, 2010, the loan was extended for a period of one year and the loan amount was increased from $60,000,000 to $75,000,000. Effective December 31, 2012, the loan was extended for a period of one year and matures on December 31, 2013, and the loan amount was increased from $75,000,000 to $82,000,000. Effective September 30, 2014, the line of credit was increased from $82,000,000 to $84,674,672 and effective December 31, 2014, the line of credit was extended and matures on December 31, 2015.

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

The Option gives UDF III the right to convert its economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Loan and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while UDF III owns an economic interest in the UMT Loan.  If UDF III exercises its Option and acquires a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UDF III and UMT will participate in the control and management of the UMT Loan. At December 31, 2014 and 2013 UDF III had outstanding approximately $83,267,000 and $78,575,000, respectively, to UDF under this agreement of which approximately $74,687,000 and $70,835,000 were outstanding under the Economic Interest Participation Agreement at December 31, 2014 and 2013, respectively.

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

The following table summarizes the lines of credit receivable, related parties, as of December 31, 2014 and 2013:

	2014	2013
UDF I	$8,580,000	$7,739,000
UDF I (UDF III Economic Interest Participation Agreement)	74,687,000	70,835,000
UMTH LC	7,577,000	7,577,000
Balance, end of year	$90,844,000	$86,151,000

8) Loans made to related parties of the Advisor. Below is a table of the aggregate principal amount of mortgages funded each year indicated, from the companies which are related parties with the Advisor, and named in the table and aggregate amount of draws made by UDF under the line of credit, during the three years indicated:

Related Party Company	2014	2013
UMTHLC	$-	$15,000
UDF	$841,000	$1,053,000

9) As of August 1, 2006, (now subject to an Advisory Agreement effective January 1, 2013) the Company entered into an Advisory Agreement with UMTHGS. Under the terms of the agreement, UMTHGS is paid a monthly trust administration fee. The fee is calculated monthly depending on the Company’s annual distribution rate, ranging from 1/12th of 1% up to 1/12th of 2% of the amount of average invested assets per month, however, our Advisor has limited the annual trust administration fee to the lesser of i) 1% of our average invested assets, or ii) $1,000,000.  During 2014, 2013, and 2012 the expenses for the Company’s Advisor were approximately $1,000,000, respectively, and actual payments made were approximately $1,000,000, $1,125,000, and $731,000, respectively. The Advisor and its related parties are also entitled to reimbursement of costs of goods, materials and services obtained from non-related third parties for the Company’s benefit, except for note servicing and for travel and expenses incurred in connection with efforts to acquire investments for the Company or to dispose of any of its investments. The Company paid the Advisor $78,000, $76,000, and $76,000 as reimbursement for costs associated with providing shareholder relations activities during 2014, 2013, and 2012.

The agreement also provides for a subordinated incentive fee equal to 25% of the amount by which the Company’s net income for a year exceeds a 10% per annum non-compounded cumulative return on its adjusted contributions. No incentive fee was paid during 2014 or 2013. In addition, for each year in which it receives a subordinated incentive fee, the Advisor will receive a 5-year option to purchase 10,000 Shares at a price of $20.00 per share (not to exceed 50,000 shares). As of December 31, 2014 and 2013, the Advisor has not received options to purchase shares under this arrangement.

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

The Advisory Agreement also provides for the Company to pay to the Advisor, or a related party of the Advisor, a debt placement fee.  The Company may engage the Advisor, or a related party of the Advisor, to negotiate lines of credit on behalf of the Company.  UMT shall pay a negotiated fee, not to exceed 1% of the amount of the line of credit secured, upon successful placement of the line of credit. The Company paid debt placement fees of approximately $150,000 in August 2013, respectively, to a related party of the Advisor. These fees are amortized monthly, as an adjustment to interest expense, over the term of the credit facility agreements described in Note D. The Company amortized (expensed) approximately $71,000, $52,000 and $42,000 of these fees in 2014, 2013, and 2012, respectively.

10) The Company pays loan servicing fees to PSC, a subsidiary of UMTH, under the terms of a Mortgage Servicing Agreement. The Company paid loan servicing fees of approximately $1,000 $5,000, and $19,000, during 2014, 2013, and 2012, respectively.

11) The Company pays “guarantee” credit enhancement fees to UDF III, related party of PSC and UDF, as specified under the terms of the UDF Guarantee agreement. In 2014, 2013, and 2012, the Company made cash payments in the amount of $104,000, $78,000, and $66,000 as compensation of said guarantee fees. In 2014, 2013 and 2012, the related credit enhancement expenses were $114,000, $77,000, and $109,000, respectively.

12) Related parties United Development Funding Land Opportunity Fund, L.P., a Delaware limited partnership, (“UDF LOF”), UDF IV and UDF X, are reimbursed for their degree of invested “participatory” interest in the Company’s construction loans, the degree of invested interest is not to succeed $2,000,000. The Company made payments of such participation interest, as a net amount against the construction loan interest, in 2014, 2013, and 2012, in the amounts of $2,260,000, $791,000, and $1,719,000, respectively.

13) The Company pays UMTH LD, administrative and origination fees, for the construction loans in which UDF related parties take an invested interest in. The fees are withheld from construction draws funded to the borrower, and are in turn paid directly to UMTH LD. In 2014, 2013, and 2012, payments were made for the above administrative and origination fees in the amounts of $188,000, $201,000, and $161,000, respectively.

The chart below summarizes the approximate payments associated with related parties for the twelve months ended December 31, 2014, 2013, and 2012:

Related Party Payments:
		For Twelve Months Ended
Payee	Purpose	December 31, 2014		December 31, 2013		December 31, 2012
UMTHGS	Trust administration fees	$1,000,000	93%	$1,125,000	93%	$731,000	91%
UMTHGS	General & administrative - Shareholder Relations	78,000	7%	86,000	7%	76,000	9%
		$1,078,000	100%	$1,211,000	100%	$807,000	100%

PSC	Loan Servicing Fee	$1,000	7%	$5,000	100%	$19,000	100%
PSC	General & Administrative – Misc.	14,000	93%	-	0%	-	0%
		$15,000	100%	$2,000	100%	$19,000	100%

UMTH	Debt Placement Fees	-	-	150,000	100%	-	-

UDF III	Credit Enhancement Fees	104,000	100%	78,000	100%	66,000	100%

UDF IV	Participation Interest Paid	2,260,000	100%	791,000	100%	1,696,000	100%

UDF X	Participation Interest Paid	-	-	-	-	23,000	100%

UMTH LD	Admin and Origination Fees Paid	188,000	100%	201,000	100%	161,000	100%

The chart below summarizes the approximate expenses associated with related parties for the twelve months ended December 31, 2014, 2013 and 2012:

Related Party Expenses:
		For Twelve Months Ended
Payee	Purpose	December 31, 2014		December 31, 2013		December 31, 2012
UMTHGS	Trust administration fees	$1,000,000	93%	$1,000,000	93%	$1,000,000	93%
UMTHGS	General & administrative - Shareholder Relations	76,000	7%	76,000	7%	76,000	7%
UMTHGS	General & administrative –Misc.	1,000	0%	1,000	0%	2,000	0%
		$1,077,000	100%	$1,077,000	100%	$1,078,000	100%

PSC	Loan Servicing Fee	$1,000	7%	$5,000	100%	$19,000	100%
PSC	General & Administrative – Misc.	14,000	93%	-	-	-	-
		$15,000	100%	$5,000	100%	$19,000	100%

UMTH	Debt Placement Fees	71,000	100%	52,000	100%	42,000	100%

UDF III	Credit Enhancement Fees	114,000	100%	77,000	100%	109,000	100%

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Whitley Penn LLP has served as the Company’s independent registered public accounting firm since July 2002.  The Board of Trustees approves all audit, non-audit, tax and other fees payable to the Company’s auditors.

The following table reflects fees incurred to Whitley Penn LLP for services rendered to the Company in 2014, 2013 and 2012:

Nature of Service	2014	2013	2012	Purpose
Audit fees	$141,000	$197,000	$204,000	For audit of the Company’s annual financial statements, review of Quarterly financial statements included in the Company’s Forms 10-Q and review of other SEC filings
Tax fees	$8,750	$10,300	$11,500	For preparation of tax returns and tax compliance
All other fees	--	--	--

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2015.

UNITED MORTGAGE TRUST

By:	/S/STUART DUCOTE
Stuart Ducote, President and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/CHARLES M. GILLIS	Independent Trustee	March 31, 2015
Charles M. Gillis

/S/MICHELE A. CADWELL	Independent Trustee	March 31, 2015
Michele A. Cadwell

/S/PHILLIP K. MARSHALL	Independent Trustee	March 31, 2015
Phillip K. Marshall

/S/ROGER C. WADSWORTH	Independent Trustee	March 31, 2015
Roger C. Wadsworth

/S/LESLIE J. WYLIE	Independent Trustee	March 31, 2015
Leslie J. Wylie

Exhibit Number	Description
3.1	Form of Second Amended and Restated Declaration of Trust	*
3.2	Bylaws of the Company	*
3.3	Consulting Agreement between the Company and Stuart Ducote
4.1	Form of certificate representing the shares [of common stock/beneficial interest]
4.2	Dividend Reinvestment Plan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 19, 2009).
4.3	Description of Share Repurchase Program (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 19, 2009)
4.4	Amended Share Redemption Plan and Dividend Reinvestment Plan (filed as Exhibit 99.1 to Form 8-K filed June 1, 2010 and incorporated herein by reference)
4.5	Amended Dividend Reinvestment Plan (filed as Exhibit 99.1 to Form 8-K filed March 3, 2015 and incorporated herein by reference)
10.1	Advisory Agreement dated August 14, 2006 between the Company and UMTH General Services, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed August 16, 2006)
10.5	Form of Mortgage Servicing Agreement between the Company and South Central Mortgage, Inc., at a later date assigned to Prospect Service Corp.	*
10.8	Fourth Amendment to Revolving Loan Agreement dated November 8, 2004 between the Company and Texas Capital Bank, N.A. together with Promissory Note and Amended and Restated Guaranty (incorporated by reference from the Company’s Current Report on Form 8-K/A filed August 2, 2006.)
10.9	Second Amended Secured Line of Credit Promissory Note and Security Agreement between the Company and United Development Funding, L.P. dated June 20, 2006 (incorporated by reference from the Company’s Current Report on Form 8-K filed June 21, 2006)
10.10	Subordination Agreement between the Company and Textron Financial Corporation dated as of June 14, 2006 incorporated by Reference from the Company’s Current Report on Form 8-K filed June 21, 2006)
10.11	Secured Variable Amount Promissory Note dated December 31, 2005 issued by Capital Reserve Group, Inc. (incorporated by reference from the Company’s Current Report on Form 10-K filed March 31, 2006)
10.12	Secured Variable Amount Promissory Note dated December 31, 2005 issued by South Central Mortgage, Inc. (incorporated by reference from the Company’s Current Report on Form 10-K filed March 31, 2006)
10.13	Secured Variable Amount Promissory Note dated December 31, 2005 issued by Ready America Funding Corp. (incorporated by reference from the Company’s Current Report on Form 10-K filed March 31, 2006)
10.14	Form of Assignment of Limited Partnership Interest as Collateral Dated December 31, 2005 between the Company and Capital Reserve Group, Inc., South Central Mortgage, Inc., Ready America Funding Corp. and WLL, L.P. (incorporated by reference from the Company’s Current Report on Form 10-K filed March 31, 2006)
10.15	Guaranty dated December 31, 2005 between the Company and Ready Mortgage Corp. (incorporated by reference from the Company’s Current Report on Form 10-K filed March 31, 2006)
10.16	Guaranty dated December 31, 2005 between the Company and WLL, L.P. (incorporated by reference from the Company’s Current Report on Form 10-K filed March 31, 2006)
10.17	Guaranty dated December 31, 2005 between the Company and UMT Holdings, L.P. (incorporated by reference from the Company’s Current Report on Form 10-K filed March 31, 2006)
10.18	Intercreditor and Subordination Agreement dated December 31, 2005 between the Company and UMT Holdings, L.P. (incorporated by reference from the Company’s Current Report on Form 10-K filed March 31, 2006)
10.19	Loan Modification Agreement dated January 1, 2015 between the Company and UMTH Lending Company, L.P., Capital Reserve Group, Inc., South Central Mortgage, Inc., Ready America Funding Corp. and WLL, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed March 30, 2015)
21.1	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
23.2	Consent of Independent Registered Public Accounting Firm relating to the financial statements of UMT Holdings, L.P. (filed herewith)
23.3	Consent of Independent Registered Public Accounting Firm relating to the financial statements of United Development Funding, L.P. (filed herewith)
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith)
99.1	Financial Statements of UMT Holdings, L.P.
99.2	Financial Statements of United Development Funding, L.P.

101.INS**	XBRL Instance Document (furnished herewith)
101.SCH**	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

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

** Filed herewith.

