Form 10-Q
period 2015-03-31
UNITED MORTGAGE TRUST
filed 2015-05-15
CIK 101390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the Registrant’s shares of beneficial interest, par value $0.01 per share, as of the close of business on May 15, 2015 was 6,427,821.

UNITED MORTGAGE TRUST

INDEX

PART I - FINANCIAL INFORMATION

UNITED MORTGAGE TRUST

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)	(audited)
Assets:
Cash and cash equivalents	$68,370	$984,841

Mortgage investments:
Investment in trust receivable	486,561	536,084
Investment in residential mortgages	159,375	159,375
Interim mortgages, related party	15,830,254	15,830,254
Allowance for loan losses	(105,462)	(105,462)
Total mortgage investments, net	16,370,728	16,420,251

Lines of credit receivable, related parties	80,972,684	90,844,122
Lines of credit receivable	18,741,952	15,706,986
Accrued interest receivable	2,739,819	4,234,105
Accrued interest receivable, related parties	1,827,808	13,025,687
Reserves – accrued interest receivable	(1,620,749)	(5,027,174)
Recourse obligations, related parties	20,916,389	20,190,990
Real estate owned, net	4,429,165	4,439,004
Deficiency notes	3,235,770	3,258,330
Deficiency note, related party	42,944,601	28,739,855
Allowance for loan losses – deficiency notes	(801,447)	(591,447)
Other assets	299,146	394,783

Total assets	$190,124,236	$192,620,333

Liabilities and Shareholders’ Equity
Liabilities:
Dividends payable	$311,000	$311,000
Lines of credit payable	14,194,246	13,805,860
Accounts payable and accrued liabilities	649,849	616,341
Accounts payable and accrued liabilities, related parties	874,624	526,431
Participation payable, related parties	72,208,302	74,686,618
Notes payable	7,370,156	7,420,156
Total liabilities	95,608,177	97,366,406

Commitments and contingencies

Shareholders’ Equity:
Shares of beneficial interest; $.01 par value; 100,000,000 shares authorized; 8,378,688 and 8,375,363 shares issued in 2015 and 2014, respectively; and 6,430,547 and 6,431,960 shares outstanding in 2015 and 2014, respectively	83,787	83,754
Additional paid-in capital	148,014,168	147,965,964
Cumulative distributions in excess of earnings	(20,669,598)	(19,523,383)
	127,428,357	128,526,335
Less treasury stock of 1,948,141 and 1,943,403 shares of beneficial interest in 2015 and 2014, respectively, at cost	(37,428,568)	(37,359,812)
Total United Mortgage Trust shareholders’ equity	89,999,789	91,166,523
Noncontrolling interest	4,516,270	4,087,404
Total equity	94,516,059	95,253,927
Total liabilities and shareholders’ equity	$190,124,236	$192,620,333

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2015	2014
Interest Income:
Interest on loans – related parties	$584,707	$854,384
Interest on loans	599,411	353,796
Total interest income	1,184,118	1,208,180

Interest Expense:
Long term debt – related parties	60,973	41,960
Long term debt	342,767	255,268
Total interest expense	403,740	297,228
Net interest income	780,378	910,952

Provision for loan losses	210,000	475,842
Net interest income after provision for loan losses	570,378	435,110

Noninterest Expense:
Trust administration fee – related parties	250,000	250,000
Loan servicing fee – related parties	133	146
General and administrative – related parties	184,618	21,876
General and administrative	238,781	52,958
Total noninterest expense	673,532	324,980

Net income (loss)	$(103,154)	$110,130
Less: net income attributable to noncontrolling interest	(111,284)	-
Net income (loss) attributable to holders of shares of beneficial interest	$(214,438)	$110,130
Net income (loss) per share of beneficial interest	$(0.03)	$0.02

Weighted average shares outstanding	6,430,649	6,438,493

Distributions per weighted average shares outstanding	$0.14	$0.14

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2015	2014
Operating Activities
Net income (loss)	$(103,154)	$110,130
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	210,000	475,842
Depreciation and amortization	4,125	4,125
Changes in assets and liabilities:
Accrued interest receivable	70,602	(15,046)
Accrued interest receivable, related parties	(293,705)	(706,165)
Other assets	91,512	1,383,771
Accounts payable and accrued liabilities	20,112	(261,050)
Accounts payable and accrued liabilities, related parties	456,733	33,500
Net cash provided by operating activities	456,225	1,025,107

Investing Activities
Principal receipts on trust receivables	49,523	31,394
Principal receipts on residential mortgages	-	1,835
Principal receipts on deficiency notes	22,560	1,825
Principal receipts on interim mortgages and deficiency notes, related parties	504,348	152,011
Investments in recourse obligations, related parties	-	(2,157)
Principal receipts from recourse obligations, related parties	22,695	-
Principal investments in lines of credit receivable	(4,605,032)	(1,493,941)
Principal receipts from lines of credit receivable	2,906,303	-
Proceeds from sale of real estate owned	9,839	103,467
Net cash used in investing activities	(1,089,764)	(1,205,566)

Financing Activities
Proceeds from issuance of shares of beneficial interest	48,237	55,911
Borrowings on lines of credit payable	1,545,408	1,444,064
Repayments on lines of credit payable	(1,157,022)	(1,128,543)
Proceeds from notes payable	-	190,000
Principal payments on notes payable	(50,000)	-
Purchase of treasury stock	(68,756)	(68,046)
Distributions to shareholders of beneficial interest	(931,776)	(932,726)
Distributions to noncontrolling interest	(44,023)	-
Proceeds from noncontrolling interest preferred equity units	375,000	-
Net cash used in financing activities	(282,932)	(439,340)

Net decrease in cash and cash equivalents	(916,471)	(619,799)
Cash and cash equivalents at beginning of period	984,841	1,108,300
Cash and cash equivalents at end of period	$68,370	$488,501

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$284,600	$216,013
Supplemental Disclosure of Noncash Activity:
Increase in residential mortgages	$-	$47,749
Decrease in participation receivable, related parties	$2,478,316	$-
Increase in participation payable, related parties	$(2,478,316)	$-
(Increase) decrease in participation accrued interest receivable, related parties	$(108,540)	$(1,615,623)
Increase in participation accrued interest payable, related parties	$108,540	$1,615,623
Decrease in accrued interest receivable, related parties	$11,415,330	$-
(Increase) in lines of credit receivable	$(1,336,237)	$-
Decrease in accrued interest receivable	$1,483,176	$-
(Increase) decrease in interim mortgages and deficiency notes, related parties	$(14,709,094)	$317,754
(Increase) in recourse obligations, related parties	$(4,246,297)	$(151,912)
(Decrease) in real estate owned	$-	$(213,592)
Decrease lines of credit receivable, related parties	$7,393,122	$-

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Nature of Business

United Mortgage Trust (the “Company”) is a Maryland real estate investment trust that qualifies as a real estate investment trust (a “REIT”) under federal income tax laws. The Company’s principal investment objectives are to invest our financing proceeds, proceeds from the repayment of our loans, capital transaction proceeds and retained earnings in the following types of investments: (i) lines of credit and secured loans for the acquisition and development of single-family home lots, referred to as “Land Development Loans;” (ii) lines of credit and loans secured by developed single-family lots, referred to as “Finished Lot Loans;” (iii) lines of credit and loans secured by completed model homes, referred to as “Model Home Loans;” (iv) lines of credit and loans, with terms of 18 months or less, secured by single family lots and homes constructed thereon, referred to as “Construction Loans;” (v) to provide credit enhancements to real estate developers, homebuilders, land bankers and other real estate investors who acquire real property, subdivide real property into single-family residential lots, acquire finished lots and/or build homes on such lots referred to as “Credit Enhancements;” (vi) discounted cash flows secured by assessments levied on real property; and (vii) senior or subordinate securities backed by finished lot loans and/or development loans referred to as “Securitizations.” We collectively refer to the above listed loans as “Mortgage Investments.” Additionally, our portfolio includes obligations of affiliates of our Advisor, which we refer to as “Recourse Obligations” and “Deficiency Notes.”

The Company has no employees. The Company pays a monthly trust administration fee to UMTH General Services, L.P. (“UMTHGS” or “Advisor”), a subsidiary of UMT Holdings, L.P. (“UMTH”), a Delaware real estate finance company and affiliate, for its services as our advisor. The Company’s offices are located in Grapevine, Texas.

2.	Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries, in which the Company wholly owns, has a controlling financial interest or both: UMT Home Finance, L.P. (“UMT HF”), UMT Home Finance II, L.P. (“UMT HF II”), UMT Home Finance III, L.P. (“UMT HF III”), United Residential Home Finance, L.P. (“URHF”), UMT LT Trust, UMT Properties, LP and UMT 15th Street, LP. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2014, included in our Annual Report on Form 10-K filed with the SEC on March 31, 2015. Operating results for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

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

4.	Loan Modification Related Parties – UMTHLC Deficiency Note and Recourse Obligations

Loan Modification

Certain of UMT’s affiliates are indebted to UMT pursuant to certain loan arrangements including (i) Deficiency Notes owing from UMTH Lending Company, L.P. (“UMTHLC”), (ii) Recourse Obligations owing from Capital Reserve Group, Inc., South Central Mortgage, Inc. and Ready America Funding Corp. (“RAFC”) and (iii) certain payment obligations of UMT Holdings, L.P. (“UMTH”) in favor of UMT in connection with an indemnification agreement dated December 31, 2005 (the “Indemnification Agreement”) originally executed by UMTH in favor of RAFC, which Indemnification Agreement secures deficiency obligations owing to RAFC by Wonder Funding Corp., an affiliate of RAFC (“Wonder”).

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

Following an analysis of the proposal, our Board of Trustees approved the proposed modification of the loans effective as of January 1, 2015.

On March 25, 2015, and effective as of January 1, 2015, United Mortgage Trust (“UMT”, “us” or “we”) entered into loan modification agreements (“Agreements”) with certain of its affiliated entities which are indebted to UMT under the above-referenced outstanding loan arrangements.

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

Security

Previously, the security for the Deficiency Notes from UMTHLC consisted of the limited guaranty of our Advisor, UMTH General Services, L.P. (“UMTHGS”), including the pledge of up to 33% of the advisory fee received by UMTHGS. Previously, the security for the Recourse Obligations consisted of a pledge of each related party’s respective Class C and Class D ownership units in UMTH and in the case of Wonder, secured by a limited indemnification agreement between UMTH and the Company. This collateral represents capital shares in UMTH and is eligible for, and receives, quarterly distributions from UMTH.

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

The assignments of fees and assignments of limited and general partnership distributions are respectively essentially identical, for each assignee except as regards the entity involved, specific fees and the number of units being assigned. Forms of those assignments, charts summarizing the modified loans and the security on the modified loans are included in the exhibits to our Report on Form 8-K filed on March 30, 2015.

5.	Deficiency Notes – Related Party and Non Related Party

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

As of March 31, 2015, the Company had two deficiency notes with non-related parties totaling approximately $3,236,000. One note in the amount of approximately $1,703,000 bears interest at a rate of 14% per annum. The second note in the amount of approximately $1,533,000 had a reserve of approximately $801,000. The Company does not accrue interest on this note as the underlying collateral value approximates the note balance, net of reserves.

As of December 31, 2014, the Company had two deficiency notes with non-related parties totaling of approximately $3,258,000. One note in the amount of approximately $1,725,000 bears interest at a rate of 14% per annum. The second note in the amount of approximately $1,533,000 had a reserve of approximately $591,000. The Company does not accrue interest on this note as the underlying collateral value approximates the note balance, net of reserves.

As of December 31, 2007, UMTH Lending Company, L.P. (“UMTHLC”) issued to the Company a variable amount promissory note in the amount of $5,100,000 to evidence its deficiency obligations to the Company.  The initial principal amount of the note was approximately $1,848,000. The principal balance as of December 31, 2014 was approximately $28,740,000. Effective January 1, 2015, UMT entered into a loan modification agreement (“Agreement”) with UMTH in which the UMTHLC indebtedness is evidenced by two notes – Note 1 which bears interest at the rate of 1.75% and Note 2 which bears interest at the rate of 2.70%. Both notes mature on December 31, 2017. Under the terms of the modification agreement the following amounts were rolled into the modified UMTHLC Deficiency Note: (1) accrued interest of approximately $3,333,000, (2) the principal balance and related accrued interest of the UMTHLC Promissory Note of approximately $11,376,000. As of March 31, 2015, the total outstanding principal balance of the modified UMTHLC Deficiency Notes was approximately $42,945,000. From December 31, 2007 through March 31, 2015 the Company has received approximately $9,814,000 in aggregate principal and interest payments under the UMTHLC Promissory Note. Please see Note 4 above for additional information regarding the Agreement.

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

6.	Related Party Transactions

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

2) UMTHLC is a Delaware limited partnership, and subsidiary of UMTH.  The Company has loaned money to UMTHLC so it can make loans to its borrowers. The loans are collaterally assigned to the Company as security for the promissory note between UMTHLC and the Company. On March 26, 2009, the Company executed a secured line of credit promissory note with UMTHLC in the amount of $8,000,000. The note bears interest at 12.50% per annum, matured on September 26, 2012 and is secured by first lien mortgage interests in single family residential properties. The outstanding principal balance on this line of credit at December 31, 2014 was approximately $7,577,000. Effective January 1, 2015, the outstanding principal balance on this line of credit and related accrued interest of approximately $3,800,000 was rolled into the UMTHLC Deficiency Note in accordance with the Agreement described in Note 4 above.

See Note 5 above for discussion of additional related party transactions with UMTHLC.

3) CRG is a Texas corporation that is 50% owned by Todd Etter and William Lowe, partners of UMTH, which owns the Advisor.  CRG was in the business of financing home purchases and renovations by real estate investors. The Company loaned money to CRG to make loans to other borrowers. During 2006 the Company took direct assignment of the remaining loans from CRG with full recourse.

4) RAFC is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter. RAFC is in the business of financing interim loans for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors. The Company continues to directly fund obligations under one existing RAFC loan, which was collaterally assigned to the Company, but does not fund new originations and the Company is in the process of foreclosing on the collateral in California. The unpaid principal balance of the loans at March 31, 2015 and December 31, 2014 was approximately $15,830,000, respectively.

5) Wonder Funding, LP (“Wonder”) is a Delaware limited partnership that is owned by RMC. RMC is beneficially owned by Craig Pettit, a partner of UMTH and the sole proprietor of two companies that own 50% of RAFC. Wonder is in the business of financing interim loans for the purchase of land and the construction of single family homes and the purchase and renovation of single family homes. The Company has ceased funding any new originations. As of March 31, 2015 and December 31, 2014, respectively, all remaining obligations owed by Wonder to the Company are included in the recourse obligations discussed below.

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

Name	Initial principal amount	Balance at March 31, 2015	Promissory Note principal amount (2)	Units/ indemnification pledged as security	C Units distributed during 2015	Units/ indemnification remaining	Estimated Collateral Value (3)
CRG	$2,725,442	$4,847,503	$4,300,000	4,984 Class C and 2,710 Class D	23	2,452 Class C and 2,710 Class D	$5,027,000
RAFC	$3,243,369	$10,182,018	$7,100,000	11,228Class C & 6,659 Class D	81	8,148 Class C & 6,659 Class D	$10,560,000
SCMI	$3,295,422	$3,785,037	$3,488,643	4,545 Class C and 3,000 Class D	9	1,254 Class C and 3,000 Class D	$3,656,000
RAFC / Wonder(1)	$1,348,464	$2,101,831	$1,400,000	1,657 Class C	14	1,456 Class C	$1,471,000
Wonder Indemnification (1)	n/a	n/a	n/a	$1,134,000	-	n/a	$822,000
Totals	$10,612,697	$20,916,389	$16,288,643				$21,536,000

(1)	Wonder is collateralized by an indemnification agreement from RMC in the original amount of $1,134,000, of which approximately $822,000 remains, and the pledge of 3,870 C Units. 2,213 of the pledged C Units also cross-collateralize the RAFC obligation.

(2)	The CRG, RAFC, SCMI and Wonder balances at March 31, 2015, exceeded the stated principal amount per their variable Secured Notes by approximately $547,000, $3,082,000, $296,000 and $702,000, respectively. Per the terms of the Secured Notes, the unpaid principal balance may be greater or less than the initial principal amount of the note and is not considered an event of default. The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the Unpaid Principal Balance (“UPB”) than originally anticipated and outpaced the minimum principal reductions scheduled for the loans.

(3)	Estimated collateral value reflects pledge of C and D units of limited partnership interest of UMTH held by WLL, Ltd. (“WLL”), RAFC and KLA, Ltd. (“KLA”) UMTH D units represent equity interests in UMT Holdings, LP. Pledge of the UMTH D units entitles the beneficiary to a pro-rata share of UMTH partnership D unit cash distributions.

Through September 2007, the Secured Notes incurred interest at a rate of 10% per annum. The CRG, RAFC, and RAFC/Wonder Secured Notes amortize over 15 years. The SCMI Secured Note amortizes over approximately 22 years, which was the initial amortization of the deficiency notes from SCMI that were consolidated. The Secured Notes required the originating company to make monthly payments equal to the greater of (1) principal and interest amortized over 180 months and 264 months, respectively, or (2) the amount of any distributions paid to the originating company with respect to the pledged Class C units. Effective October 2007, the recourse loans were modified to accommodate the anticipated increases in principal balances throughout the remaining liquidation periods of the underlying assets, modify the amortization schedules for the period of July 2007 through June 2009, and reduce the interest rate from 10% to 6%. The above modifications were extended through December 31, 2014.

Effective January 1, 2015, UMT entered into loan modification agreements with certain of its affiliated entities which are indebted to UMT under certain outstanding loan arrangements including Recourse Obligations owing from Capital Reserve Group, Inc., South Central Mortgage, Inc., Ready America Funding Corp. (“RAFC”) and (iii) certain payment obligations of UMT Holdings, L.P. (“UMTH”) in favor of UMT in connection with an indemnification agreement dated December 31, 2005 (the “Indemnification Agreement”) originally executed by UMTH in favor of RAFC, which Indemnification Agreement secures deficiency obligations owing to RAFC by Wonder Funding Corp., an affiliate of RAFC (“Wonder”). The total principal balance of all Recourse Obligations at December 31, 2014 was approximately $20,191,000. Effective January 1, 2015, UMT entered into loan modification agreements (“Agreements”) with certain of its affiliated entities which are indebted to UMT under certain outstanding loan arrangements including Recourse Obligations owing from Capital Reserve Group, Inc., South Central Mortgage, Inc., Ready America Funding Corp. (“RAFC”). Under the terms of the Agreements, the Recourse Obligation indebtedness, owed by each affiliated entity, is evidenced by two notes – Note 1 which bears interest at the rate of 1.75% and Note 2 which bears interest at the rate of 2.70%. Both notes mature on December 31, 2017. Under the terms of the Agreements, net accrued interest of approximately $748,000 was added to the principal balance of the Recourse Obligations. As of March 31, 2015, the total outstanding principal balance of the Recourse Obligations was approximately $20,916,000. From December 31, 2005 through March 31, 2015 the Company has received approximately $5,733,000 in aggregate principal and interest payments under the Recourse Obligations. Please see Note 4 above for additional information regarding the Agreements.

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

The Secured Notes have also been guaranteed by the following entities under the arrangements described below, all of which are dated effective December 31, 2005:

-	UMTH. This guaranty is limited to a maximum of $1,153,426 of all amounts due under the Secured Notes.

-	WLL, a related party of CRG. This guaranty is of all amounts due under Secured Note from CRG, is non-recourse and is secured by an assignment of 2,492 Class C Units and 1,355 Class D units of limited partnership interest of UMT Holdings held by WLL, Ltd.

-	RMC. This guaranty is non-recourse, is limited to 50% of all amounts due under the Secured Note from RAFC and is secured by an assignment of 3,870 Class C units of limited partnership interest of UMT Holdings.

-	Wonder. Wonder Funding obligations are evidenced by a note from RAFC (RAFC/Wonder Note) and are secured by a pledge of a certain Indemnification Agreement given by UMTH to RAFC and assigned to UMT in the amount of $1,134,000, which amount is included in the UMTH limited guarantee referenced above.

-	SCMI. This guaranty is limited to a maximum of $2,213,000 due under the Secured Note from RAFC and is secured by an assignment of 2,213 Class C units of limited partnership interest of UMTH.

-	KLA. KLA has given the following limited guaranties: (1) Guaranty of obligations of SCMI under the First Amended and Restated Secured Variable Amount Promissory Note to the Company dated as of October 1, 2007 with a then current principal balance of $3,472,073 and secured by an assignment of 3,000 of Guarantor’s Class D units of partnership interest in UMTH (2) Guaranty of obligations of CRG under the First Amended and Restated Secured Variable Amount Promissory Note dated as of October 1, 2007 with a then current principal balance of $4,053,799 and secured by a pledge of 1,355 of Guarantor’s Class D units of partnership interest in UMTH.

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

These loans were reviewed by management and no loss reserves on principal amounts are deemed necessary at March 31, 2015.

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

The Option gives UDF III the right to convert its economic interest into a full ownership participation interest in the UDF I Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UDF I Loan and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UDF I Loan while UDF III owns an economic interest in the UDF I Loan.  If UDF III exercises its Option and acquires a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UDF III and UMT will participate in the control and management of the UDF I Loan. UDF III had funded approximately $72,209,000 and $74,687,000 to UDF under the Economic Interest Participation Agreement at March 31, 2015 and December 31, 2014, respectively. UMT had funded approximately $8,764,000 and $8,580,000 to UDF under this agreement at March 31, 2015 and December 31, 2014, respectively.

On July 22, 2013, the Company entered into a guaranty agreement (the “URHF Guaranty”) pursuant to which UDF IV guaranteed all amounts due associated with the URHF $15,000,000 revolving credit facility. The Company agreed to pay UDF IV a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the above term line of credit facility at the end of each month.

The following table summarizes the related party lines of credit receivable as of March 31, 2015 and December 31, 2014:

	2015	2014
UDF I	$8,764,000	$8,580,000
UDF III Economic Interest Participation Agreement	72,209,000	74,687,000
UMTHLC	-	7,577,000
Balance, end of period	$80,973,000	$90,844,000

8) Loans made to affiliates of the Advisor. The table below sets forth the aggregate principal amount of mortgages funded during the three months ended March 31, 2015 and 2014, respectively, to the companies affiliated with the Advisor, named in the table and aggregate amount of draws made by UDF under the line of credit, during the quarter indicated:

Related Party Company	2015	2014
UDF	$184,000	-

9) As of August 1, 2006, (now subject to an Advisory Agreement effective January 1, 2009) the Company entered into an Advisory Agreement with UMTHGS. Under the terms of the agreement, UMTHGS is paid a monthly trust administration fee. The fee is calculated monthly depending on the Company’s annual distribution rate, ranging from 1/12th of 1% up to 1/12th of 2% of the amount of average invested assets per month. During the three months ended March 31, 2015 and March 31, 2014, the expenses for the Company’s Advisor were approximately $250,000 for both periods and actual payments were approximately, $88,000, and $250,000, respectively. The Advisor and its related parties are also entitled to reimbursement of costs of goods, materials and services obtained from non-related third parties for the Company’s benefit, except for note servicing and for travel and expenses incurred in connection with efforts to acquire investments for the Company or to dispose of any of its investments. The Company paid the Advisor approximately $19,000 and $34,000, during the three months ended March 31, 2015 and March 31, 2014, respectively, and expensed approximately $19,000 in both the three months ended March 31, 2015 and March 31, 2014, associated with providing shareholder relations activities.

The agreement also provides for a subordinated incentive fee equal to 25% of the amount by which the Company’s net income for a year exceeds a 10% per annum non-compounded cumulative return on its adjusted contributions. No incentive fee was paid during 2015 or 2014. In addition, for each year in which it receives a subordinated incentive fee, the Advisor will receive a 5-year option to purchase 10,000 Shares at a price of $20.00 per share (not to exceed 50,000 shares). As of March 31, 2015, the Advisor has not received options to purchase shares under this arrangement.

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

The Advisory Agreement also provides for the Company to pay to the Advisor, or a related party of the Advisor, a debt placement fee.  The Company may engage the Advisor, or an Affiliate of the Advisor, to negotiate lines of credit on behalf of the Company.  UMT shall pay a negotiated fee, not to exceed 1% of the amount of the line of credit secured, upon successful placement of the line of credit. The Company paid no debt placement fees during the three months ended March 31, 2015 and March 31, 2014, respectively, and expensed approximately $21,000 and $20,000, during the three months ended March 31, 2015 and March 31, 2014, respectively. These fees are amortized monthly, as an adjustment to interest expense, over the term of the credit facility agreements described in Note 7.

10) The Company pays loan servicing fees to PSC, a subsidiary of UMTH, under the terms of a Mortgage Servicing Agreement. The Company paid no loan servicing fees in the three month period ended March 31, 2015 and 2014, respectively.

11) The Company pays “guarantee” credit enhancement fees to UDF III, as specified under the terms of the UDF Guarantee agreement. In the three months ended March 31, 2015 and March 31, 2014 the credit enhancement expenses were approximately $40,000 and $22,000, respectively, and the Company paid approximately $16,000, and $18,000 in the three months ending March 31, 2015 and March 31, 2014, respectively.

12) UDF IV, a related party, is reimbursed for its degree of invested “participatory” interest in the Company’s construction loans, the degree of invested interest is not to exceed $2,000,000. The Company made payments of such participation interest, as a net amount against the construction loan interest, in the three months ended March 31, 2015 and March 31, 2014 of approximately $352,000 and $1,058,000, respectively.

13) The Company pays UMTHLD administrative and origination fees for the Construction Loans in which UDF affiliates take an invested interest in. The fees are withheld from construction draws funded to the borrower and are in turn paid directly to UMTHLD. In the three months ended March 31, 2015 and March 31, 2014, payments were made for the above administrative and origination fees of approximately $9,000, and $92,000, respectively.

The table below summarizes the approximate payments associated with related parties for the three months ended March 31, 2015 and 2014:

Related Party Payments:
		For Three Months Ended
Payee	Purpose	March 31, 2015		March 31, 2014
UMTHGS	Trust administration fees	$88,000	82%	$250,000	88%
UMTHGS	General & administrative - Shareholder Relations	19,000	18%	34,000	12%
		$107,000	100%	$284,000	100%

UDF III	Credit Enhancement Fees	16,000	100%	18,000	100%

UDF IV	Participation Interest Paid	352,000	100%	1,058,000	100%

UMTHLD	Admin and Origination Fees Paid	9,000	100%	92,000	100%

The table below summarizes the approximate expenses associated with related parties for the three months ended March 31, 2015 and 2014:

Related Party Expenses:
		For Three Months Ended
Payee	Purpose	March 31, 2015		March 31, 2014
UMTHGS	Trust administration fees	$250,000	93%	$250,000	93%
UMTHGS	General & administrative - Shareholder Relations	19,000	7%	19,000	7%
UMTHGS	General & administrative - Misc.	-	0%	-	-
		$269,000	100%	$269,000	100%

PSC	General & administrative - Misc.	-	-	3,000	100%
		$-	-	$3,000	100%

UMTH	Debt Placement Fees	21,000	100%	20,000	100%

UDF III	Credit Enhancement Fees	40,000	100%	22,000	100%

7.	Fair Value of Financial Instruments

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

8.	Lines of Credit Payable

During August 2009, the Company entered into a revolving line of credit facility with Texas Capital Bank for $5,000,000. The line of credit bears interest at prime plus one percent, with a floor of 5.50% and requires monthly interest payments. Principal and all unpaid interest were due at maturity, which was August 2012. Effective September 2012, the line was renewed under the same terms and matures on September 5, 2015. The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit. The outstanding balance on this line of credit was approximately $4,998,000 and $4,454,000 at March 31, 2015 and December 31, 2014, respectively. This credit facility contains financial covenants that require UMT HF to maintain a leverage ratio, tangible net worth and net income within certain bounds as proscribed in the loan agreement. As of March 31, 2015, the Company was in compliance with all of its debt covenants and none of these covenants restrict the Company’s ability to obtain future financing from other lenders.

On May 27, 2011, the Company entered into a revolving line of credit facility with Veritex Community Bank for $4,300,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which was May 27, 2014. Effective May 27, 2014 this term line of credit facility was renewed with the lender, the loan commitment was increased to $5,000,000 and principal and all unpaid interest will be due at maturity, May 27, 2017. All other terms remain the same. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at March 31, 2015 and December 31, 2014 was approximately $3,106,000 and $3,618,000, respectively. This credit facility contains a financial covenant that requires UMTHF III to maintain a leverage ratio within certain bounds as prescribed in the loan agreement. As of March 31, 2015, the Company was in compliance with all of its debt covenants and none of these covenants restrict the Company’s ability to obtain future financing from other lenders.

On October 26, 2011, the Company entered into a revolving line of credit facility with Green Bank for $5,000,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest was due at maturity on October 26, 2014. The loan was extended to May 31, 2015. The Company is pursuing refinancing this loan with another bank under the same terms. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at March 31, 2015 and December 31, 2014 was approximately $381,000 and $697,000, respectively. This credit facility contains financial covenants that require HF II to maintain a leverage ratio, tangible net worth and total liabilities to tangible net worth within certain bounds as proscribed in the loan agreement. As of March 31, 2015, the Company was in compliance with all of its debt covenants and none of these covenants restrict the Company’s ability to obtain future financing from other lenders.

On July 22, 2013, the Company entered into a revolving line of credit facility with Southwest Bank for $15,000,000. The loan bears interest at prime plus one percent, with a floor of 4.75%, and requires monthly interest payments. Principal and all unpaid interest was due at maturity which was January 16, 2015 for approximately $3,200,000 and May 6, 2017 for the remaining $2,509,000 of the outstanding balance. The loan balance that matured on January 16, 2015 was renewed under the same terms with a new maturity date of January 16, 2018. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at March 31, 2015 and December 31, 2014 was approximately $5,709,000 and $5,037,000, respectively. This credit facility contains financial covenants that require URHF to maintain an interest coverage ratio, tangible net worth and leverage ratio within certain bounds as proscribed in the loan agreement. As of March 31, 2015, the Company was in compliance with all of its debt covenants and none of these covenants restrict the Company’s ability to obtain future financing from other lenders.

Below is a Five Year Maturity Schedule of all lines of credit payable:

Lines of Credit Payable Maturity	Amount
2015	$5,379,000
2016	-
2017	5,615,000
2018	3,200,000
2019	-
Thereafter	-
Total	$14,194,000

9.	Notes Payable

On April 21, 2010, the Company entered into a term loan credit facility with Community Trust Bank for $1,600,000. The note payable bears interest at prime plus one percent, with a floor of 7.0%, and requires monthly interest payments. Principal and all unpaid interest were due at maturity which was October 21, 2012. The term loan credit facility was extended effective December 21, 2012 with an amended maturity date of December 19, 2013, and an interest rate reduction from 7.0% to 5.5%. Effective February 19, 2014, a modification extended the maturity date to February 19, 2015. Effective February 18, 2015, a modification was executed extending the maturity date to July 30, 2016. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at both March 31, 2015 and December 31, 2014 was approximately $569,000.

On January 27, 2011, the Company initiated a private offering of Secured Subordinated Notes (“Notes,” to accredited investors “Note Holders”). The Notes are being offered through a wholly - owned subsidiary, UMT Home Finance II, L.P. (“HF II”). HF II is a Delaware limited partnership that was formed on November 29, 2010 as a Special Purpose Entity, for the purpose of originating and holding loans made to fund the acquisition of finished lots and the construction of single-family homes on the subject lots (“Loans”). HF II will issue up to $5 million in 7.5% Notes. The Notes will be secured by an undivided security interest on the pool of loans owned by HF II. The offering of the Notes is not registered under the Securities Act, in reliance upon the exemption from registration for non-public offerings provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933. Periodic payments are due and payable through December 2019. As of March 31, 2015 and December 31, 2014, approximately $4,749,000 was outstanding.

As of March 31, 2015 and December 31, 2014, the Company had twenty-three notes payable to various non-related parties totaling approximately $2,052,000 and $2,102,500, respectively. These Notes bear interest at the rate of 7.5% per annum and require interest only payments on a monthly basis. These Notes are secured by an undivided security interest in the pool of construction loans funded for the construction of single-family homes by UMT Home Finance, L.P. a wholly-owned and consolidated subsidiary of United Mortgage Trust.

Below is a Five Year Maturity Schedule of all notes payable:

Notes Payable Maturity	Amount
2015	$-
2016	569,000
2017	300,000
2018	305,000
2019	4,697,000
Thereafter	1,499,000
Total	$7,370,000

10.	URHF Preferred Equity Offering

On February 24, 2014, the Company initiated a private offering of Preferred Limited Partner Equity Units (“Preferred Equity Units”) to accredited investors (“Preferred Equity Unit Holders”). The Preferred Equity Units to Preferred Equity Unit Holders are being offered by URHF. URHF is a Delaware limited partnership formed for the purpose of investing in loans made to fund the acquisition of land and development of single family lots, loans for the acquisition of finished lots, loans secured by model homes and loans for the construction of new homes (“Loans”). URHF will issue up to $15.5 million in 5.5% Preferred Limited Partner Equity Units to Preferred Equity Unit Holders who will become Limited Partners in URHF. Each Preferred Equity Unit represents a 0.3225% ownership interest in the Partnership based upon a total of three hundred ten (310) Preferred Units. Preferred Equity Unit ownership interest does not include a General Partner Interest or a Limited Partner Interest owned by the Original Limited Partner, United Mortgage Trust. The offering of the Preferred Equity Units is not registered under the Securities Act, in reliance upon the exemption from registration for non-public offerings provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. As of March 31, 2015 and December 31, 2014, 91 and 84 Preferred Units had been sold for $4,569,000 and $4,194,000, respectively. The Preferred Equity Units are reflected as Noncontrolling Interest on the consolidated financial statements.

11.	Share Redemption Program and Dividend Reinvestment Plan

There is currently no established public trading market for our shares. As an alternative means of providing limited liquidity for our shareholders, we maintain a Share Redemption Plan, (“SRP”).  Our trustees have the discretion to modify or terminate the SRP upon 30 days’ notice. Under the terms of our plan as modified and effective on May 1, 2009, shareholders who have held their shares for at least one year are eligible to request that we repurchase their shares. In any consecutive 12 month period we may not repurchase more than 5% of the outstanding shares at the beginning of the 12 month period. The repurchase price is based on the “Net Asset Value” (NAV) as of the end of the month prior to the month in which the redemption is made. The NAV will be established by our Board of Trustees no less frequently than each calendar quarter. For reference, at March 31, 2015 and December 31, 2014, the NAV was $14.70 and $14.81 per share, respectively. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests. A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that the request is made within 270 days after of the event giving rise to such exigent circumstances. Shares are redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter are carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Repurchases are subject to cash availability and Trustee discretion. We have also purchased a limited number of shares outside of our SRP from shareholders pursuant to hardship requests. The Board received redemption requests for 26,383 shares and 4,738 shares were approved and redeemed during the three months ended March 31, 2015.

Share repurchases have been at prices between $14.51 and $20 per share. Shares repurchased at the lower price were 1) shares held by shareholders for less than 12 months or 2) shares purchased outside of our SRP. Our stated NAV at March 31, 2015 and December 31, 2014, was $14.70 and $14.81 per share, respectively.

The Company complies with Distinguishing Liabilities from GAAP, which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value. We believe that shares tendered for redemption by shareholders under the Company’s share redemption program do not represent a mandatory obligation until such redemptions are approved at the discretion of our board of trustees. At such time, we will reclassify such obligations from equity to an accrued liability based upon their respective settlement values.

For the three months ended March 31, 2015, we have made the following distributions to our shareholders of beneficial interest:

Period Ended	Date Paid	Distribution Amount
December 31, 2014	January 30, 2015	$310,634
January 31, 2015	March 2, 2015	310,570
February 28, 2015	March 27, 2015	310,572
		$931,776

For the three months ended March 31, 2015, we have made the following distributions to our preferred limited partners of URHF:

Period Ended	Date Paid	Distribution Amount
December, 2014	January 22, 2015	$44,023
		$44,023

For the three months ended March 31, 2015, we paid total distributions of $975,799 ($927,562 in cash and $48,237 in shares of beneficial interest pursuant to our DRP), as compared to cash flows from operations of $456,226. For the three months ended March 31, 2014, we paid distributions of $932,726 ($876,815 in cash and $55,911 in shares of beneficial interest pursuant to our DRP), as compared to cash flows from operations of $1,025,107. For the period from our inception through March 31, 2015, we paid distributions of approximately $105.8 million (approximately $82.7 million in cash and approximately $23.1 million in shares of beneficial interest pursuant to our DRP), as compared to cumulative cash flows from operations of approximately $83.8 million and cumulative net income of approximately $85.2 million.

The distributions to our shareholders paid during the three months ended March 31, 2015 and 2014, along with the amount of distributions reinvested pursuant to our DRP and the sources of our distributions were as follows:

	For the Three Months Ended March 31,
	2015		2014
Distributions paid in cash	$927,562		$876,815
Distributions reinvested	48,237		55,911
Total distributions	$975,799		$932,726

Source of distributions:
Cash flow from operations	$456,226	47%	$1,025,107	110%
Proceeds from issuance of shares	48,237	5%	55,911	6%
Borrowing under credit facilities and notes payable	471,336	48%	(148,292)	-16%
Total sources	$975,799	100%	$932,726	100%

The following table sets forth information relating to shares of beneficial interest repurchased into treasury during the period covered by this report.

Month	Total number of shares repurchased	Average Purchase Price	Total number of shares purchased as part of a publicly announced plan	Total number of shares purchased outside of plan
January	2,422	$14.51	2,422	-
February	2,316	$14.51	2,316	-
March	-	-	-	-
Totals	4,738	$14.51	4,738	-

Effective April 15, 2015, pursuant to the terms of our Dividend Reinvestment Plan (“DRP”), the Board of Trustees elected to suspend the DRP until further notice. Please refer to our Report on Form 8-K filed on March 3, 2015 for further information about the suspension of the DRP.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the availability of and our ability to find suitable mortgage investments; changes in general conditions in the housing and mortgage financing markets including the impact thereof on the homebuilding industry, changes in U.S. and global economic and credit market conditions, the impact of changes to tax and other laws affecting our industry, changes in interest rates, the availability of financing, our ability to adapt to changing circumstances, the continued financial viability of  affiliates to whom we have extended loans, and the requirement to maintain our qualification as a real estate investment trust.  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore we cannot give assurance that such statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or by any other person that the results or conditions described in such statements or in our objectives and plans will be realized. Readers should carefully review our financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2014, as well as those statements contained in this report, and in our other filings with the Securities and Exchange Commission.

In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q may not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

General Investment Information

United Mortgage Trust (the “Company”) is a Maryland real estate investment trust that qualifies as a real estate investment trust (a “REIT”) under federal income tax laws. Our principal investment objectives are to invest our financing proceeds, proceeds from the repayment of our loans, capital transaction proceeds and retained earnings in following types of investments:

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

The following table illustrates the percentage of our mortgage portfolio dedicated to each mortgage loan category as of March 31, 2015 and December 31, 2014:

Mortgage Category:	March 31, 2015	December 31, 2014
Land Development Loans	70%	67%
First lien secured Interim Loans 12 months or less and residential mortgages	14%	14%
Finished Lot Loans	9%	7%
Construction Loans	7%	6%
Secured Line of Credit to UMTHLC	0%	6%

The following table summarizes mortgage loans by type and original loan amount held by United Mortgage Trust at March 31, 2015.

Description	No. of Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Outstanding Balance of Mortgage (1)	Carrying amount of Mortgage (2)	Past Due Amounts (3)
Single family residential 1st mortgages and interim loans (5):
Original balance > $100,000	1	7.0%	01/01/2016	n/a	n/a	$159,376	$133,355
Original balance $50,000 - $99,999	64	7.0% - 12.75%	12/3/15 – 5/19/36	n/a	n/a	162,657	136,100
Original balance $20,000 - $49,999	121	9.0% - 12.75%	4/1/17 – 7/01/32	n/a	n/a	322,165	269,565	-
Original balance under $20,000	1	11.0% - 14.5%	9/1/31	n/a	n/a	1,738	1,454	-

First Lien secured Interim Loans
Ready America Funding (4)	1	14.0%	n/a	n/a	n/a	15,830,254	15,830,254	-

Land Development Loans
UDF III Economic Interest Participation	2	9.25%	12/31/15	n/a	n/a	80,972,684	80,972,684	-

Construction Loans	8	13.0%	04/18/15-1/15/2017	n/a	n/a	18,741,952	18,741,952	-
Totals	198					$116,190,826	$116,085,364	-

(1)	Current book value of loans.
(2)	Net of allowance for loan losses on mortgage loans of $105,462 at March 31, 2015.
(3)	Principal amounts greater than thirty (30) days past due.
(4)	Lines of credit with Ready America Funding and UMTH Lending Co., L.P. are collateralized by 10 loans and 1 loan, respectively. Principal amounts due upon disposition of assets.
(5)	The Company has a first lien collateral position in these loans funded by the originator. The advances to the originator do not have specific maturity dates.

Below is a reconciliation and walk forward of mortgage loans, net of allowance for loan losses, for the three months ended March 31, 2015.

Amount
Balance at beginning of period	$122,971,369
Additions during period:
Increases in construction and lot banking loans, net	1,336,236
Other increases – UDF LOC	183,843
Deductions during period:
Decrease in UDF III EIA Participation	(2,478,316)
Collections of principal, net	(1,649,207)
Other decreases	(4,278,561)
Other (net change in allowance for loan loss)	-
Balance at close of period	$116,085,364

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

Interim Loan Portfolio Overview

We believe that a pragmatic and pro-active approach to managing our interim loan credits will allow us to maximize repayments and properly report asset values. In consideration of the above, we have:

•	ceased the origination of, and reduced our investment in, interim loans dependent on sub-prime and Alt-A mortgage products for repayment of our loan.

•	accepted a secured note from UMTHLC for shortfalls from foreclosed properties to enable UMTHLC to efficiently manage past due and foreclosed accounts throughout the duration of the credit crisis.

•	increased loss reserves for certain deficiency loans where full collection of the indebtedness is not assured.

•	re-evaluated collateral values on specific loans deemed to be affected by current mortgage and housing environments and reserved for unsecured deficiencies.

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

Results of Operations for the Three Months Ended March 31, 2015 and March 31, 2014

Revenues

Revenues for the three months ended March 31, 2015, were approximately $1,184,000 compared to approximately $1,208,000 for the comparable period in the prior year. The decrease of approximately $24,000 was due primarily to a decrease of approximately $237,000 of interest income earned on the UMTHLC line of credit, a decrease of approximately $178,000 of interest income earned on the UMTHLC deficiency note and a decrease of approximately $3,000 of interest income earned on the residential mortgage portfolio. These amounts were partially offset by an increase in interest income earned on the construction and finished lot loans portfolio of approximately $248,000, an increase of approximately $126,000 of interest income received and earned on the recourse notes, and an increase of approximately $21,000 earned on the UDF I Loan. The decreases in residential mortgage loan interest income was due to lower outstanding balances during the three months ended March 31, 2015 compared to the same period in the prior year. The decrease in interest on the UMTHLC deficiency note and line is due to the loan modification that occurred on January 1, 2015. Revenues from interim loans accounted for approximately 0% of revenues for the three months ended March, 2015 compared to 20% in the same period in the prior year.

During the three months ended March 31, 2015 and March 31, 2014, approximately 66% and 42%, respectively, of our revenues were derived from lines of credit and lot banking transactions, (these secured loans for the acquisition and development of single-family home lots are referred to as “land development loans”, “construction loans” and “lot banking transactions”). At March 31, 2015, our investment in the lines of credit to our affiliate, UDF, through the Economic Interest Agreement, and lot banking transactions, was approximately $81 million. We anticipate our investment in construction loans will increase during the remainder of 2015, facilitated by the Company’s lines of credit and continued emphasis on this type of investment activity.

During the three months ended March 31, 2015 and 2014, respectively, approximately 11% and 0% of our revenues were derived from secured promissory notes issued by related parties pursuant to their accrued obligations to reimburse UMT for any defaulted loans that we acquired from them, which notes we refer to as “Recourse Obligations.”

Expenses

Noninterest operating expenses for the three months ended March 31, 2015 and March 31, 2014, were approximately $674,000 and $325,000, respectively. The increase of approximately $349,000 for the three months ended March 31, 2015 from the prior year is due primarily to the resolution of a dispute with Mortgage Trust Advisors, Inc. (“MTA”), a Texas corporation that provided certain services to the Company in the past which was resolved by a Mutual Settlement and Release Agreement between the Company and MTA executed on January 1, 2014, under which UMT began paying to MTA a total of $145,000, in quarterly payments on April 1, 2014. The Company had accrued approximately $397,000 for this settlement and reduced the accrual by $220,000 in the quarter ended March 31, 2014. Other fluctuations in operating expense line items are discussed below for the three month periods ended March 31, 2015 and 2014:

Trust administration fees – Trust administration fees paid during the three months ended March 31, 2015 and 2014 were approximately $250,000. The trust administration fees increase and decrease as our invested assets increase or decrease as we draw on or pay down the credit facility that we use to acquire mortgage investments. Trust administration fees paid in 2015 and 2014 are limited to the lesser of i) 1% of our average invested assets or ii) $1,000,000.

Interest Expenses including related and unrelated party - $404,000 and $297,000 (36% increase) for the comparable three month periods ended March 31, 2015 and 2014, respectively. The unrelated party interest increase was primarily due to an increase in the total outstanding lines of credit for funding the new construction and finished lot loan portfolios, and the increase in the balance of the outstanding private notes.

Provision for loan losses - The Company recorded a provision for loan losses for the three months ended March 31, 2015 and 2014 of approximately $210,000 and $476,000, respectively. The Company realized actual loan losses of approximately $45,000 and $166,000 during the comparable three-month periods of 2015 and 2014, respectively. Loss reserves are estimates of future losses based on historical default rates, estimated losses on the sale of real estate owned and expectations of future economic conditions and activity. The Company continually re-evaluates collateral value on specific loans deemed to be affected by current mortgage and housing environments and intends to establish loss reserves for any expected deficiencies that are not otherwise secured. From inception through March 31, 2015, the Company has acquired approximately $977 million of loans. The Company has experienced a three-year loss rate of approximately 0.24% of those assets to date. The Company anticipates loan losses to continue, primarily in our long-term and non-related party residential loan portfolio, and therefore continues to assess the adequacy of our loan loss reserves.

General and administrative expenses(including related party) - $423,000 and $75,000 (464% increase) for the comparable three month periods ended March 31, 2015 and 2014, respectively. The increase was primarily due to the adjustment of approximately $220,000 to reduce G&A expenses in the quarter ended March 31, 2014 related to the settlement with MTA discussed above and approximately $165,000 of performance obligation expense, during the quarter ended March 31, 2015, related to the Loan Modification agreement executed with UMT Holdings, L.P. effective January 1, 2015. See Note 4 above for additional information regarding the loan modification agreements. These expense increases were partially offset by lower REO and other administrative expenses of approximately $40,000.

Net (loss) income attributable to shareholders of beneficial interest was approximately ($214,000) and $110,000 for the three months ended March 31, 2015 and 2014, respectively. Specific variances are explained in more detail above. (Loss) earnings per share of beneficial interest for the three months ended March 31, 2015 and 2014 were ($0.03) and $0.02 per share, respectively.

Distributions

The Company’s dividend rate is fixed quarterly by our trustees, based on earnings projections. As such, the dividend rate may fluctuate up or down. Earnings are affected by various factors including use of leverage, current yield on investments, loan losses, general and administrative operating expenses and amount of non-income producing assets. Distributions per weighted average share of beneficial interest to shareholders were $0.14 per share for the three months ended March 31, 2015 and 2014, respectively. The dividend portion of the distribution was $0.00 for the three months ended March 31, 2015 and $0.01 for the three months ended March 31, 2014. The portion of these distributions that did not represent a dividend represented a return of capital.

LIQUIDITY AND CAPITAL RESOURCES FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

Sources and Uses of Funds

Cash flows from operating activities are generally the result of net income adjusted for provision for loan losses, depreciation and amortization expense and (increases) decreases in accrued interest receivable (including related parties), other assets and accounts payable and accrued liabilities (including related parties). Cash provided by operations was approximately $456,000 during the three months ended March 31, 2015, driven primarily by adding back Provision for loan losses and a decrease in accounts payable and accrued liabilities, related parties. Cash provided by operations was approximately $1,025,000 during the three months ended March 31, 2014.

Cash flows used in investing activities generally reflect fundings and payments received from lending activities. Cash used in investing activities was approximately $1,090,000 and $1,206,000 during the three months ended March 31, 2015 and March 31, 2014, respectively, primarily from advances in lines of credit receivable from non-related parties, partially offset by receipts from related party deficiency notes, trust receivables and real estate owned.

Cash flows used in financing activities generally reflect proceeds from the issuance of shares, borrowings or repayments on the lines of credit, the purchase of treasury stock and the payment of dividends. Cash used in financing activities was approximately $283,000 and $439,000 during the three months ended March 31, 2015 and March 31, 2014, respectively. The primary sources are the proceeds from the issuance of shares of beneficial interest, draws on lines of credit, preferred equity contributions and proceeds from notes payable. The primary uses are the purchase of treasury stock and the payment of distributions.

Credit Facilities

During August 2009, the Company entered into a revolving line of credit facility with Texas Capital Bank for $5,000,000. The line of credit bears interest at prime plus one percent, with a floor of 5.50% and requires monthly interest payments. Principal and all unpaid interest were due at maturity, which was August 2012. Effective September 2012, the line was renewed under the same terms and matures on September 5, 2015. The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit. The outstanding balance on this line of credit was approximately $4,998,000 and $4,454,000 at March 31, 2015 and December 31, 2014, respectively. This credit facility contains financial covenants that require UMT HF to maintain a leverage ratio, tangible net worth and net income within certain bounds as proscribed in the loan agreement. As of March 31, 2015, the Company was in compliance with all of its debt covenants and none of these covenants restrict the Company’s ability to obtain future financing from other lenders.

On May 27, 2011, the Company entered into a revolving line of credit facility with Veritex Community Bank for $4,300,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which was May 27, 2014. Effective May 27, 2014 this term line of credit facility was renewed with the lender, the loan commitment was increased to $5,000,000 and principal and all unpaid interest will be due at maturity, May 27, 2017. All other terms remain the same. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at March 31, 2015 December 31, 2014 was approximately $3,106,000 and $3,618,000, respectively. This credit facility contains a financial covenant that requires UMTHF III to maintain a leverage ratio within certain bounds as prescribed in the loan agreement. As of March 31, 2015, the Company was in compliance with all of its debt covenants and none of these covenants restrict the Company’s ability to obtain future financing from other lenders.

On October 26, 2011, the Company entered into a revolving line of credit facility with Green Bank for $5,000,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest was due at maturity on October 26, 2014. The loan was extended to May 31, 2015. The Company is pursuing refinancing this loan with another bank under the same terms. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at March 31, 2015 and December 31, 2014 was approximately $381,000 and $697,000, respectively. This credit facility contains financial covenants that require HF II to maintain a leverage ratio, tangible net worth and total liabilities to tangible net worth within certain bounds as proscribed in the loan agreement. As of March 31, 2015, the Company was in compliance with all of its debt covenants and none of these covenants restrict the Company’s ability to obtain future financing from other lenders.

On July 22, 2013, the Company entered into a revolving line of credit facility with Southwest Bank for $15,000,000. The loan bears interest at prime plus one percent, with a floor of 4.75%, and requires monthly interest payments. Principal and all unpaid interest was due at maturity which was January 16, 2015 for approximately $3,200,000 and May 6, 2017 for the remaining $2,509,000 of the outstanding balance. The loan balance that matured on January 16, 2015 was renewed under the same terms with a new maturity date of January 16, 2018. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at March 31, 2015 and December 31, 2014 was approximately $5,709,000 and $5,037,000, respectively. This credit facility contains financial covenants that require URHF to maintain an interest coverage ratio, tangible net worth and leverage ratio within certain bounds as proscribed in the loan agreement. As of March 31, 2015, the Company was in compliance with all of its debt covenants and none of these covenants restrict the Company’s ability to obtain future financing from other lenders.

On April 21, 2010, the Company entered into a term loan credit facility with Community Trust Bank for $1,600,000. The note payable bears interest at prime plus one percent, with a floor of 7.0%, and requires monthly interest payments. Principal and all unpaid interest were due at maturity which was October 21, 2012. The term loan credit facility was extended effective December 21, 2012 with an amended maturity date of December 19, 2013, and an interest rate reduction from 7.0% to 5.5%. Effective February 19, 2014, a modification extended the maturity date to February 19, 2015. Effective February 18, 2015, a modification was executed extending the maturity date to July 30, 2016. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at both March 31, 2015 and December 31, 2014 was approximately $569,000.

On January 27, 2011, the Company initiated a private offering of Secured Subordinated Notes (“Notes,” to accredited investors “Note Holders”). The Notes are being offered through a wholly - owned subsidiary, UMT Home Finance II, L.P. (“HF II”). HF II is a Delaware limited partnership that was formed on November 29, 2010 as a Special Purpose Entity, for the purpose of originating and holding loans made to fund the acquisition of finished lots and the construction of single-family homes on the subject lots (“Loans”). HF II will issue up to $5 million in 7.5% Notes. The Notes will be secured by an undivided security interest on the pool of loans owned by HF II. The offering of the Notes is not registered under the Securities Act, in reliance upon the exemption from registration for non-public offerings provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933. Periodic payments are due and payable through December 2019. As of March 31, 2015 and December 31, 2014, approximately $4,749,000 was outstanding.

As of March 31, 2015 and December 31, 2014, the Company had twenty-three notes payable to various non-related parties totaling approximately $2,052,000 and $2,102,500, respectively. These Notes bear interest at the rate of 7.5% per annum and require interest only payments on a monthly basis. These Notes are secured by an undivided security interest in the pool of construction loans funded for the construction of single-family homes by UMT Home Finance, L.P. a wholly-owned and consolidated subsidiary of United Mortgage Trust.

Below is a Five Year Maturity Schedule of all lines of credit payable:

Lines of Credit Payable Maturity	Amount
2015	$5,379,000
2016	-
2017	5,615,000
2018	3,200,000
2019	-
Thereafter	-
Total	$14,194,000

Below is a Five Year Maturity Schedule of all notes payable:

Notes Payable Maturity	Amount
2015	$-
2016	569,000
2017	300,000
2018	305,000
2019	4,697,000
Thereafter	1,499,000
Total	$7,370,000

Our primary sources of funds for liquidity consist of our dividend reinvestment plan, repayments of principal on our loans made to purchase mortgage investments, preferred equity contributions, and bank lines of credit. The table below summarizes certain liquidity sources and uses for the three-month periods ended March 31, 2015 and March 31, 2014:

	2015	2014
Shares issued	3,325	3,787
Proceeds from issuance of shares of beneficial interest	$48,000	$56,000
Number of shares returned to treasury	4,738	4,610
Purchase of treasury stock	$(69,000)	$(68,000)
Principal receipts
First lien mortgage notes and trust receivables	$50,000	$33,000
Real estate owned (investments)	$10,000	$103,000
Interim loans and deficiency notes	$23,000	-
Interim loans and deficiency notes, related parties	$504,000	$152,000
Lines of credit receivable (investments)	$(1,699,000)	$(1,494,000)
Recourse Obligations	$23,000	-
Sale of preferred equity units in URHF	$375,000	-
Borrowings – lines of credit payable	$388,000	$316,000
Borrowings (repayments) – notes payable	$(50,000)	$190,000

We are not currently offering shares in the public markets. Effective April 1, 2015, our Trustees suspended our dividend reinvestment plan.

Shares issued in the aggregate, as of March 31, 2015 and December 31, 2014, were 8,378,688 and 8,375,363, respectively. Shares retired to treasury through our share redemption plan in the aggregate were 1,948,141 and 1,943,403 through March 31, 2015 and December 31, 2014, respectively. Total shares outstanding were 6,430,547 and 6,431,960, at March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015, inception to date gross offering proceeds from all public offerings were approximately $166,742,000 and net proceeds after fees, marketing reallowance and commissions were approximately $148,015,000.

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

Significant accounting policies are described in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes primarily as a result of the method by which our bank credit facilities are calculated at a fixed percentage over bank prime lending rate.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, consisting of the individual who serves as our President, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2015. Based on such evaluation, management has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the first fiscal quarter of 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There is currently no established public trading market for our shares. As an alternative means of providing limited liquidity for our shareholders, we maintain a Share Redemption Plan, (“SRP”).  Our trustees have the discretion to modify or terminate the SRP upon 30 days’ notice. Under the terms of our plan as modified and effective on May 1, 2009, shareholders who have held their shares for at least one year are eligible to request that we repurchase their shares. In any consecutive 12 month period we may not repurchase more than 5% of the outstanding shares at the beginning of the 12 month period. The repurchase price is based on the “Net Asset Value” (NAV) as of the end of the month prior to the month in which the redemption is made. The NAV will be established by our Board of Trustees no less frequently than each calendar quarter. For reference, at March 31, 2015 and December 31, 2014, the NAV was $14.70 and $14.81 per share, respectively. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests. A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that the request is made within 270 days after of the event giving rise to such exigent circumstances. Shares are redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter are carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Repurchases are subject to cash availability and Trustee discretion. We have also purchased a limited number of shares outside of our SRP from shareholders pursuant to hardship requests.

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

Share repurchases have been at prices between $14.51 and $20 per share. Shares repurchased at the lower price were 1) shares held by shareholders for less than 12 months or 2) shares purchased outside of our SRP. Our stated NAV at March 31, 2015 and December 31, 2014, was $14.70 and $14.81 per share, respectively.

The following table sets forth information relating to shares of beneficial interest repurchased into treasury during the period covered by this report.

Month	Total number of shares repurchased	Average Purchase Price	Total number of shares purchased as part of a publicly announced plan	Total number of shares purchased outside of plan
January	2,422	$14.51	2,422	-
February	2,316	$14.51	2,316	-
March	-	-	-	-
Totals	4,738	$14.51	4,738	-

Effective April 15, 2015, pursuant to the terms of the DRP, the Board of Trustees elected to suspend the DRP until further notice. Please refer to our Report on Form 8-K filed on March 3, 2015 for further information about the modification to the DRP.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)	There has been no material default with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Form of Second Amended Restated Declaration of Trust	*
3.2	Bylaws of the Company	*
3.3	Consulting Agreement between the Company and Stuart Ducote (incorporated by reference from the Company’s Current Report on Form 10-K filed March 31, 2015)
4.1	Form of certificate representing the shares	*
4.2	Dividend Reinvestment Plan (incorporated by reference from the prospectus to the Company's Registration Statement on Form S-3POS (File no, 333-136107), that became effective October 16, 2006)	**
4.3	Description of Share Repurchase Program (incorporated by reference from the prospectus to the Company's Registration Statement on Form S-3POS (File no, 333-136107), that became effective October 16, 2006)	**
4.4	Amended Share Redemption Plan and Dividend Reinvestment Plan (filed as Exhibit 99.1 to Form 8-K filed June 1, 2010 and incorporated herein by reference)
10.1	Second Amended and Restated Subordination and Intercreditor Agreement entered into as of June 21, 2010, by and between the Company, UDF and a private investor (filed as Exhibit 10.1 to Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference)
10.2	Amended and Restated Variable Amount Promissory Note between the Company and UMTH Lending Company, L.P. dated July 1, 2010 (filed as Exhibit 10.2 to Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference)
10.3	Economic Interest Participation Agreement and Purchase Option between United Mortgage Trust and United Development Funding III, L.P. dated September 19, 2008 (filed as Exhibit 10.1 to Form 10-Q for the Quarter Ended September 30, 2008 and incorporated herein by reference)

10.4	Participation Agreement between United Mortgage Trust and United Development Funding III, L.P., dated September 30, 2008 (filed as Exhibit 10.2 to Form 10-Q for the Quarter Ended September 30, 2008 and incorporated herein by reference)
10.5	Advisory Agreement dated August 14, 2006 between the Company and UMTH General Services, L.P. (incorporated by reference from Form 8-K filed August 16, 2006)
10.6	Form of Mortgage Servicing Agreement between the Company and South Central Mortgage, Inc. at a later date assigned to Prospect Service Corp.	*
10.7	Second Amended Secured Line of Credit Promissory Note and Security Agreement between the Company and United Development Funding, L.P. dated June 20, 2006 (incorporated by reference from Form 8-K filed June 21, 2006)
10.8	Secured Variable Amount Promissory Note dated December 31, 2005 issued by Capital Reserve Group, Inc. (incorporated by reference from Form 8-K filed March 31, 2006)
10.9	Secured Variable Amount Promissory Note dated December 31, 2005 issued by South Central Mortgage, Inc. (incorporated by reference from Form 8-K filed March 31, 2006)
10.10	Secured Variable Amount Promissory Note dated December 31, 2005 issued by Ready America Funding Corp. (incorporated by reference from Form 8-K filed March 31, 2006)
10.11	Form of Assignment of Limited Partnership Interest as Collateral Dated December 31, 2005 between the Company and Capital Reserve Group, Inc., South Central Mortgage, Inc., Ready America Funding Corp. and WLL, L.P. (incorporated by reference from Form 8-K filed March 31, 2006)
10.12	Guaranty dated December 31, 2005 between the Company and Ready Mortgage Corp. (incorporated by reference from Form 8-K filed March 31, 2006)
10.13	Guaranty dated December 31, 2005 between the Company and WLL, L.P. (incorporated by reference from Form 8-K filed March 31, 2006)
10.14	Guaranty dated December 31, 2005 between the Company and UMT Holdings, L.P. (incorporated by reference from Form 8-K filed March 31, 2006)
10.15	Intercreditor and Subordination Agreement dated December 31, 2005 between the Company and UMT Holdings, L.P. (incorporated by reference from Form 8-K filed March 31, 2006)
10.16	Loan Modification Agreement dated January 1, 2015 between the Company and UMTH Lending Company, L.P., Capital Reserve Group, Inc., South Central Mortgage, Inc., Ready America Funding Corp. and WLL, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed March 30, 2015)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

UNITED MORTGAGE TRUST

Date: May 15, 2015	By	/s/ Stuart Ducote
President and Chief Financial Officer

