Form 10-K/A
period 2013-12-31
UNITED MORTGAGE TRUST
filed 2015-06-29
CIK 101390

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Form 10-K (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Original Filing”) originally filed with the Securities and Exchange Commission (“SEC”) on March 31, 2014 (i) to amend Item 15 – “Exhibits and Financial Statement Schedules” to add the Consulting Agreement with Stuart Ducote to the exhibit schedule and file the consulting agreement as an exhibit hereto consistent with Regulation S-K, Item 601(a)(4) and Instruction 2 to Item 601(b)(10).

No other changes have been made to the Original Filing other than those described above. The Original Filing continues to speak as of the date of the Original Filing, and this Amendment does not reflect subsequent events occurring after the date of the Original Filing. Forward-looking statements made in the Original Filing have not been revised to reflect events or facts that became known to us after filing the Original Filing and such forward-looking statements should be read in their historical context.

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

We began making distributions to our shareholders on September 29, 1997. Monthly distributions have continued each month thereafter. As of December 31, 2013, we had paid monthly dividends for 184 consecutive months. Distributions for each of the years ended December 31, 2013, 2012, and 2011 were made at a rate of 2.90% ($0.58) based on our original share price of $20.00. The dividend portion of the distribution was 0.92% ($0.18), 1.15% ($0.23), and 1.24% ($0.25), per weighted share for 2013, 2012, and 2011, respectively. The portion of these distributions that did not represent a dividend represented a return of capital. The rate of return of these distributions on the NAV of outstanding shares during 2013, 2012, and 2011 was at an annualized rate of 3.95%, 3.85%, and 3.76%, respectively.

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

UNITED MORTGAGE TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2012, 2011 and 2010

	Shares of		Additional	Cumulative Distributions
	Beneficial Interest		Paid-in	in Excess of	Treasury	Treasury
	Shares	Par Value	Capital	Earnings	Shares	Stock	Total
Balance at December 31, 2010	8,299,766	$82,971	$146,817,612	$(9,485,280)	1,873,203	$(36,291,656)	$101,123,647

Proceeds from shares issued	24,990	256	390,594	-	-	-	390,850
Purchase of treasury stock	-	-	-	-	14,133	(276,042)	(276,042)
Dividends ($0.58 per share)	-	-	-	(3,727,621)	-	-	(3,727,621)
Net income	-	-	-	1,592,153	-	-	1,592,153
Balance at December 31, 2011	8,324,756	$83,227	$147,208,206	$(11,620,748)	1,887,336	$(36,567,698)	$99,102,987

Proceeds from shares issued	20,625	227	315,777	-	-	-	316,004
Purchase of treasury stock	-	-	-	-	18,514	(227,262)	(227,262)
Dividends ($0.58 per share)	-	-	-	(3,733,422)	-	-	(3,733,422)
Net income	-	-	-	1,486,576	-	-	1,486,576
Balance at December 31, 2012	8,345,381	$83,454	$147,523,983	$(13,867,594)	1,905,850	$(36,794,960)	$96,944,883

Proceeds from shares issued	15,082	151	224,332	-	-	-	224,483
Purchase of treasury stock	-	-	-	-	17,845	(276,700)	(276,700)
Dividends ($0.58 per share)	-	-	-	(3,731,445)	-	-	(3,731,445)
Net income	-	-	-	1,187,698	-	-	1,187,698
Balance at December 31, 2013	8,360,463	$83,605	$147,748,315	$(16,411,341)	1,923,695	$(37,071,660)	$94,348,919

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

In the past, the Company has invested in first lien secured interim mortgage loans with initial terms of 12 months or less for the acquisition and renovation of single-family homes, which we refer to as “Interim Loans” and first lien secured mortgage loans with terms of 12 to 360 months for the acquisition of single-family homes, referred to as “Residential Mortgages, some of which are still outstanding. Currently, our principal investment objectives are to invest proceeds from our dividend reinvestment plan, financing proceeds, proceeds from the repayment of our loans, capital transaction proceeds and retained earnings in the following types of investments: (i) lines of credit and secured loans for the acquisition and development of single-family home lots, referred to as “Land Development Loans”; (ii) lines of credit and loans secured by developed single-family lots, referred to as “Finished Lot Loans”; (iii) lines of credit and loans secured by completed model homes, referred to as “Model Home Loans”; (iv) loans provided to entities that have recently filed for bankruptcy protection under Chapter 11 of the U.S. bankruptcy code, secured by a priority lien over pre-bankruptcy secured creditors, referred to as “Debtor in Possession Loans”, (v) lines of credit and loans, with terms of 18 months or less, secured by single family lots and homes constructed thereon, referred to as “Construction Loans”; )”; (vi) discounted cash flows secured by assessments levied on real property, and (vii) senior or subordinate securities backed by finished lot loans and / or development loans referred to as “Securitizations”. The Company collectively refers to the above listed loans as “Mortgage Investments.” The Company may also provide credit enhancements to real estate developers, homebuilders, land bankers and other real estate investors who acquire real property, subdivide real property into single-family residential lots, acquire finished lots and/or build homes on such lots, referred to as “Credit Enhancements.” Additionally, the Company’s portfolio includes obligations of related parties of our Advisor, which we refer to as “recourse obligations.”

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

(b) See Item 15(a) (3)

(c) Separate Financial Statements of related parties. See Exhibit Index. Financial statements of UMT Holdings, L.P. (exhibit 99.1) and financial statements of United Development Funding, L.P. (exhibit 99.2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 29, 2015.

UNITED MORTGAGE TRUST

By:	/S/STUART DUCOTE
Stuart Ducote, President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/CHUCK GILLIS	Independent Trustee	June 29, 2015
Chuck Gillis

/S/MICHELE A. CADWELL	Independent Trustee	June 29, 2015
Michele A. Cadwell

/S/PHILLIP K. MARSHALL	Independent Trustee	June 29, 2015
Phillip K. Marshall

/S/ROGER C. WADSWORTH	Independent Trustee	June 29, 2015
Roger C. Wadsworth

/S/LESLIE WYLIE	Independent Trustee	June 29, 2015
Leslie Wylie

Exhibit Number	Description
3.1	Form of Second Amended and Restated Declaration of Trust	*
3.2	Bylaws of the Company	*
3.3	Consulting agreement between the Company and Stuart Ducote
4.1	Form of certificate representing the shares [of common stock/beneficial interest]	*
4.2	Dividend Reinvestment Plan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 19, 2009).	**
4.3	Description of Share Repurchase Program (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 19, 2009)	**
4.4	Amended Share Redemption Plan and Dividend Reinvestment Plan (filed as Exhibit 99.1 to Form 8-K filed June 1, 2010 and incorporated herein by reference)
10.1	Advisory Agreement dated August 14, 2006 between the Company and UMTH General Services, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed August 16, 2006)
10.5	Form of Mortgage Servicing Agreement between the Company and South Central Mortgage, Inc., at a later date assigned to Prospect Service Corp.	*
10.8	Fourth Amendment to Revolving Loan Agreement dated November 8, 2004 between the Company and Texas Capital Bank, N.A. together with Promissory Note and Amended and Restated Guaranty (incorporated by reference from the Company’s Current Report on Form 8-K/A filed August 2, 2006.)
10.9	Second Amended Secured Line of Credit Promissory Note and Security Agreement between the Company and United Development Funding, L.P. dated June 20, 2006 (incorporated by reference from the Company’s Current Report on Form 8-K filed June 21, 2006)
10.10	Subordination Agreement between the Company and Textron Financial Corporation dated as of June 14, 2006 incorporated by Reference from the Company’s Current Report on Form 8-K filed June 21, 2006)
10.11	Secured Variable Amount Promissory Note dated December 31, 2005 issued by Capital Reserve Group, Inc. (incorporated by reference from the Company’s Current Report on Form 10-K filed March 31, 2006)
10.12	Secured Variable Amount Promissory Note dated December 31, 2005 issued by South Central Mortgage, Inc. (incorporated by reference from the Company’s Current Report on Form 10-K filed March 31, 2006)
10.13	Secured Variable Amount Promissory Note dated December 31, 2005 issued by Ready America Funding Corp. (incorporated by reference from the Company’s Current Report on Form 10-K filed March 31, 2006)
10.14	Form of Assignment of Limited Partnership Interest as Collateral Dated December 31, 2005 between the Company and Capital Reserve Group, Inc., South Central Mortgage, Inc., Ready America Funding Corp. and WLL, L.P. (incorporated by reference from the Company’s Current Report on Form 10-K filed March 31, 2006)
10.15	Guaranty dated December 31, 2005 between the Company and Ready Mortgage Corp. (incorporated by reference from the Company’s Current Report on Form 10-K filed March 31, 2006)
10.16	Guaranty dated December 31, 2005 between the Company and WLL, L.P. (incorporated by reference from the Company’s Current Report on Form 10-K filed March 31, 2006)
10.17	Guaranty dated December 31, 2005 between the Company and UMT Holdings, L.P. (incorporated by reference from the Company’s Current Report on Form 10-K filed March 31, 2006)
10.18	Intercreditor and Subordination Agreement dated December 31, 2005 between the Company and UMT Holdings, L.P. (incorporated by reference from the Company’s Current Report on Form 10-K filed March 31, 2006)
21.1	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
23.2	Consent of Independent Registered Public Accounting Firm relating to the financial statements of UMT Holdings, L.P. (filed herewith)
23.3	Consent of Independent Registered Public Accounting Firm relating to the financial statements of United Development Funding, L.P. (filed herewith)
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith)
99.1	Financial Statements of UMT Holdings, L.P. (incorporated by reference)
99.2	Financial Statements of United Development Funding, L.P. (incorporated by reference)

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

