Form 10-Q
period 2015-06-30
UNITED MORTGAGE TRUST
filed 2015-08-13
CIK 101390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐    Accelerated filer ☐     Non-accelerated filer ☐ (Do not check if a smaller reporting company)    Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐     No ☒

The number of shares outstanding of the Registrant’s shares of beneficial interest, par value $0.01 per share, as of the close of business on August 13, 2015 was 6,423,050.

UNITED MORTGAGE TRUST

INDEX

PART I - FINANCIAL INFORMATION

UNITED MORTGAGE TRUST

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(unaudited)	(audited)
Assets:
Cash and cash equivalents	$750,146	$984,841

Mortgage investments:
Investment in trust receivable	369,454	536,084
Investment in residential mortgages	159,375	159,375
Interim mortgages, related party	15,830,254	15,830,254
Allowance for loan losses	(105,462)	(105,462)
Total mortgage investments, net	16,253,621	16,420,251

Lines of credit receivable, related parties	80,972,684	90,844,122
Lines of credit receivable	16,236,681	15,706,986
Accrued interest receivable	2,308,206	4,234,105
Accrued interest receivable, related parties	2,897,948	13,025,687
Reserves – accrued interest receivable	(1,675,388)	(5,027,174)
Recourse obligations, related parties	20,897,034	20,190,990
Real estate owned, net	4,422,672	4,439,004
Deficiency notes	3,235,770	3,258,330
Deficiency note, related party	42,083,282	28,739,855
Allowance for loan losses – deficiency notes	(1,011,447)	(591,447)
Other assets	219,081	394,783

Total assets	$187,590,290	$192,620,333

Liabilities and Shareholders’ Equity
Liabilities:
Dividends payable	$311,000	$311,000
Lines of credit payable	12,284,731	13,805,860
Accounts payable and accrued liabilities	543,422	616,341
Accounts payable and accrued liabilities, related parties	1,367,659	526,431
Participation payable, related parties	72,113,338	74,686,618
Notes payable	7,194,259	7,420,156
Total liabilities	93,814,409	97,366,406

Commitments and contingencies

Shareholders’ Equity:
Shares of beneficial interest; $.01 par value; 100,000,000 shares authorized; 8,379,763 and 8,375,363 shares issued in 2015 and 2014, respectively; and 6,426,541 and 6,431,960 shares outstanding in 2015 and 2014, respectively	83,798	83,754
Additional paid-in capital	148,030,078	147,965,964
Cumulative distributions in excess of earnings	(21,850,506)	(19,523,383)
	126,263,370	128,526,335
Less treasury stock of 1,953,222 and 1,943,403 shares of beneficial interest in 2015 and 2014, respectively, at cost	(37,503,676)	(37,359,812)
Total United Mortgage Trust shareholders’ equity	88,759,694	91,166,523
Noncontrolling interest	5,016,187	4,087,404
Total equity	93,775,881	95,253,927
Total liabilities and shareholders’ equity	$187,590,290	$192,620,333

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest Income:
Interest on loans – related parties	$591,540	$861,878	$1,176,247	$1,716,261
Interest on loans	581,102	397,199	1,180,513	750,995
Total interest income	1,172,642	1,259,077	2,356,760	2,467,256

Interest Expense:
Long term debt – related parties	50,366	44,492	111,339	86,902
Long term debt	349,354	274,655	692,121	529,473
Total interest expense	399,720	319,147	803,460	616,375
Net interest income	772,922	939,930	1,553,300	1,850,881

Provision for loan losses	210,000	332,615	420,000	808,457
Net interest income after provision for loan losses	562,922	607,315	1,133,300	1,042,424

Noninterest Expense:
Trust administration fee – related parties	250,000	250,000	500,000	500,000
Loan servicing fee – related parties	66	193	199	339
General and administrative – related parties	185,613	30,475	370,231	52,451
General and administrative	247,457	261,750	486,238	314,608
Total noninterest expense	683,136	542,418	1,356,668	867,398

Net (loss) income	$(120,214)	$64,897	$(223,368)	$175,026
Less: net (income) loss attributable to noncontrolling interest	(129,207)	12,805	(240,491)	12,805
Net (loss) income attributable to holders of shares of beneficial interest	$(249,421)	$77,702	$(463,859)	$187,831

Net (loss) income per share of beneficial interest	$(0.04)	$0.01	$(0.07)	$0.03

Weighted average shares outstanding	6,428,182	6,435,202	6,429,254	6,435,589

Distributions per weighted average shares outstanding	$0.14	$0.14	$0.29	$0.29

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2015	2014
Operating Activities
Net income (loss)	$(223,368)	$175,026
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provision for loan losses	420,000	808,457
Depreciation and amortization	8,250	8,250
Performance obligation expense, related party	331,199	-
Changes in assets and liabilities:
Accrued interest receivable	1,692,860	(857,240)
Accrued interest receivable, related parties	(1,368,707)	(1,452,186)
Other assets	167,452	1,459,495
Accounts payable and accrued liabilities	(72,919)	(378,838)
Accounts payable and accrued liabilities, related parties	934,901	(1,244,285)
Net cash provided by (used in) operating activities	1,889,668	(1,481,321)

Investing Activities
Principal receipts on trust receivable	166,630	60,741
Principal receipts on residential mortgages	-	2,669
Principal receipts on deficiency notes	22,560	1,827
Principal receipts on interim mortgages and deficiency notes, related parties	1,151,414	283,011
Investments in recourse obligations, related parties	-	(2,158)
Principal receipts from recourse obligations, related parties	30,811	500
Principal investments in lines of credit receivable	(7,681,217)	(6,329,087)
Principal receipts from lines of credit receivable	7,151,522	3,290,449
Proceeds from sale of real estate owned	16,332	118,959
Net cash provided by (used in) investing activities	858,052	(2,573,089)

Financing Activities
Proceeds from issuance of shares of beneficial interest	64,158	110,873
Borrowings on lines of credit payable	1,810,230	4,843,772
Repayments on lines of credit payable	(3,331,359)	(1,634,207)
Proceeds from notes payable	125,000	722,000
Principal payments on notes payable	(350,897)	-
Purchase of treasury stock	(143,864)	(140,747)
Distributions to shareholders of beneficial interest	(1,863,264)	(1,865,168)
Distributions to noncontrolling interest	(102,419)	-
Proceeds from noncontrolling interest preferred equity units	810,000	1,050,000
Net cash (used in) provided by financing activities	(2,982,415)	3,086,523

Net decrease in cash and cash equivalents	(234,695)	(967,887)
Cash and cash equivalents at beginning of period	984,841	1,108,300
Cash and cash equivalents at end of period	$750,146	$140,413

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	Six Months Ended June 30,
	2015	2014
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$617,602	$472,593
Supplemental Disclosure of Noncash Activity:
(Increase) decrease in residential mortgages	$-	$47,749
Decrease in participation receivable, related parties	$2,573,280	$-
Decrease in participation payable, related parties	$(2,573,280)	$-
(Increase) decrease in participation accrued interest receivable, related parties	$(93,673)	$(3,249,197)
Increase in participation accrued interest payable, related parties	$93,673	$3,249,197
Decrease in accrued interest receivable, related parties	$7,951,659	$28,711
(Increase) decrease in interim mortgages and deficiency notes, related parties	$(14,826,040)	$124,201
(Increase) in recourse obligations, related parties	$(736,855)	$(152,912)
Decrease in accrued interest receivable	$332,367	$-
(Decrease) in real estate owned	$-	$(282,539)
Decrease in lines of credit receivable, related parties	$7,298,158	$700,398
Decrease in accrued interest payable, related parties	$-	$(700,398)
Decrease in deficiency notes	$-	$234,790
Increase (decrease) in accrued non controlling interest preferred distributions	$(19,289)	$-

See accompanying notes to consolidated financial statements.

UNITED MORTGAGE TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Nature of Business

United Mortgage Trust (the “Company,” “UMT,” “Us” or “We”) is a Maryland real estate investment trust that qualifies as a real estate investment trust (a “REIT”) under federal income tax laws. The Company’s principal investment objectives are to invest our financing proceeds, proceeds from the repayment of our loans, capital transaction proceeds and retained earnings in the following types of investments: (i) lines of credit and secured loans for the acquisition and development of single-family home lots, referred to as “Land Development Loans;” (ii) lines of credit and loans secured by developed single-family lots, referred to as “Finished Lot Loans;” (iii) lines of credit and loans secured by completed model homes, referred to as “Model Home Loans;” (iv) lines of credit and loans, with terms of 18 months or less, secured by single family lots and homes constructed thereon, referred to as “Construction Loans;” (v) to provide credit enhancements to real estate developers, homebuilders, land bankers and other real estate investors who acquire real property, subdivide real property into single-family residential lots, acquire finished lots and/or build homes on such lots referred to as “Credit Enhancements;” (vi) discounted cash flows secured by assessments levied on real property; and (vii) senior or subordinate securities backed by finished lot loans and/or development loans referred to as “Securitizations.” We collectively refer to the above listed loans as “Mortgage Investments.” Additionally, our portfolio includes obligations of affiliates of our Advisor, which we refer to as “Recourse Obligations” and “Deficiency Notes.”

The Company has no employees. The Company pays a monthly trust administration fee to UMTH General Services, L.P. (“UMTHGS” or “Advisor”), a subsidiary of UMT Holdings, L.P. (“UMTH”), a Delaware real estate finance company and affiliate, for its services as our advisor. The Company’s offices are located in Grapevine, Texas.

2.	Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries, in which the Company wholly owns, has a controlling financial interest or both: UMT Home Finance, L.P. (“UMT HF”), UMT Home Finance II, L.P. (“UMT HF II”), UMT Home Finance III, L.P. (“UMT HF III”), United Residential Home Finance, L.P. (“URHF”), UMT LT Trust, UMT Properties, LP and UMT 15th Street, LP. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2014, included in our Annual Report on Form 10-K filed with the SEC on March 31, 2015. Operating results for the six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

3.	Recent Accounting Standards and Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle, which may require more judgment and estimates within the revenue recognition process than are required under existing GAAP. In July 2015, the FASB provided for a one-year deferral of the effective date for ASU 2014-09 which is now effective for fiscal years beginning after December 15, 2017, and interim periods within those years; however, early adoption is permitted as of the original effective date, which was annual reporting periods beginning after December 15, 2016, and the interim periods within that year. The standard shall be adopted using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (“ASU 2015-02”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities and all legal entities are subject to reevaluation under ASU 2015-02. Specifically, ASU 2015-02 (1) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”); (2) eliminates the presumption that a general partnership should consolidate a limited partnership; (3) affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted, but the guidance must be applied as of the beginning of the annual period containing the adoption date. The Trust does not expect the adoption of ASU 2015-02 to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This new guidance is a change from the current treatment of recording debt issuance costs as an asset representing a deferred charge, and is consistent with the accounting treatment for debt discounts. ASU 2015-03, which requires retrospective application, is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, but early adoption is allowed. The Company does not expect the adoption of ASU 2015-03 to have a material impact on its consolidated financial statements.

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

On March 25, 2015, and effective as of January 1, 2015, UMT entered into loan modification agreements (“Agreements”) with certain of its affiliated entities which are indebted to UMT under the above-referenced outstanding loan arrangements.

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

The new cross-collateralized security provided for the modified loans consists of:

The same security as provided earlier plus:

•	pledge by the limited partners of UMTH of the distributions of previously unencumbered UMTH Series D Units;

•	assignment by UMTH of certain fees to which UMTH is entitled under certain securitization transactions;

•	assignment of general partnership distributions by UMTH as the general partner of United Residential Home Finance, L.P.;

•	assignment of general partnership distributions by UMT HF GP Manager, LLC as the general partner of UMT Home Finance III, L.P.;

•	assignment of general partnership distributions by UMT HF GP Manager, LLC as the General Partner of UMT Home Finance II, LP;

•	assignment of general partnership distributions by UMT HF Manager, LLC as the General Partner of UMT Home Finance, LP;

•	assignment of general partner distributions by UMT HF GP MANAGER, LP as the General Partner of UMT Residential Home Finance, L.P.;

•	assignment by UMTH Land Development, L.P. (“UMTHLD”) of all loan origination and servicing fees payable to UMTHLD with respect to construction loans originated by UMTHLD in which loans the Obligors take an invested interest; and

•	assignment by UMTHGS of all advisory and debt placement fees payable to it under the Advisory Agreement dated effective January 1, 2009 between UMT and UMTHGS.

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

As of June 30, 2015, the Company had two deficiency notes with non-related parties totaling approximately $3,236,000. One note in the amount of approximately $1,703,000 bears interest at a rate of 14% per annum. The second note in the amount of approximately $1,533,000 had a reserve of approximately $1,011,000. The Company does not accrue interest on this second note as the underlying collateral value approximates the note balance, net of reserves.

As of December 31, 2014, the Company had two deficiency notes with non-related parties totaling of approximately $3,258,000. One note in the amount of approximately $1,725,000 bears interest at a rate of 14% per annum. The second note in the amount of approximately $1,533,000 had a reserve of approximately $591,000. The Company does not accrue interest on this second note as the underlying collateral value approximates the note balance, net of reserves.

As of December 31, 2007, UMTH Lending Company, L.P. (“UMTHLC”) issued to the Company a variable amount promissory note in the amount of $5,100,000 to evidence its deficiency obligations to the Company.  The initial principal amount of the note was approximately $1,848,000. The principal balance as of December 31, 2014 was approximately $28,740,000. Effective January 1, 2015, UMT entered into a loan modification agreement (“Agreement”) with UMTH in which the UMTHLC indebtedness is evidenced by two notes – Note 1 which bears interest at the rate of 1.75% and Note 2 which bears interest at the rate of 2.70%. Both notes mature on December 31, 2017. Under the terms of the modification agreement the following amounts were rolled into the modified UMTHLC Deficiency Note: (1) accrued interest of approximately $3,333,000, (2) the principal balance and related accrued interest of the UMTHLC Secured Line of Credit Promissory Note of approximately $11,376,000. As of June 30, 2015, the total outstanding principal balance of the modified UMTHLC Deficiency Notes was approximately $42,083,000. From December 31, 2007 through June 30, 2015 the Company has received approximately $10,935,000 in aggregate principal and interest payments under the UMTHLC Promissory Note. Please see Note 4 above for additional information regarding the Agreement.

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

4) RAFC is a Texas corporation that is 50% owned by SCMI, which is owned by Todd Etter. RAFC is in the business of financing interim loans for the purchase of land and the construction of modular and manufactured single-family homes placed on the land by real estate investors. The Company continues to directly fund obligations under one existing RAFC loan, which was collaterally assigned to the Company, but does not fund new originations and the Company is in the process of foreclosing on the collateral in California. The unpaid principal balance of the loans at both June 30, 2015 and December 31, 2014 was approximately $15,830,000.

5) Wonder Funding, LP (“Wonder”) is a Delaware limited partnership that is owned by RMC. RMC is beneficially owned by Craig Pettit, a partner of UMTH and the sole proprietor of two companies that own 50% of RAFC. Wonder is in the business of financing interim loans for the purchase of land and the construction of single family homes and the purchase and renovation of single family homes. The Company has ceased funding any new originations. As of June 30, 2015 and December 31, 2014, respectively, all remaining obligations owed by Wonder to the Company are included in the recourse obligations discussed below.

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

Name	Initial principal amount	Balance at June 30, 2015	Promissory Note principal amount (2)	Units/ indemnification pledged as security	C Units distributed during 2015	Units/ indemnification remaining	Estimated Collateral Value (3)
CRG	$2,725,442	$4,847,503	$4,300,000	4,984 Class C and 2,710 Class D	45	2,429 Class C and 2,710 Class D	$5,027,000
RAFC	$3,243,369	$10,162,663	$7,100,000	11,228Class C & 6,659 Class D	162	8,067 Class C & 6,659 Class D	$10,560,000
SCMI	$3,295,422	$3,785,037	$3,488,643	4,545 Class C and 3,000 Class D	18	1,245 Class C and 3,000 Class D	$3,656,000
RAFC / Wonder(1)	$1,348,464	$2,101,831	$1,400,000	1,657 Class C	28	1,442 Class C	$1,471,000
Wonder Indemnification (1)	n/a	n/a	n/a	$1,134,000	-	n/a	$822,000
Totals	$10,612,697	$20,897,034	$16,288,643				$21,536,000

(1)	Wonder is collateralized by an indemnification agreement from RMC in the original amount of $1,134,000, of which approximately $822,000 remains, and the pledge of 3,870 C Units. 2,213 of the pledged C Units also cross-collateralize the RAFC obligation.

(2)	The CRG, RAFC, SCMI and Wonder balances at June 30, 2015, exceeded the stated principal amount per their variable Secured Notes by approximately $548,000, $3,063,000, $296,000 and $702,000, respectively. Per the terms of the Secured Notes, the unpaid principal balance may be greater or less than the initial principal amount of the note and is not considered an event of default. The rapid rate of liquidation of the remaining portfolio of properties caused a more rapid increase in the Unpaid Principal Balance (“UPB”) than originally anticipated and outpaced the minimum principal reductions scheduled for the loans.

(3)	Estimated collateral value reflects pledge of C and D units of limited partnership interest of UMTH held by WLL, Ltd. (“WLL”), RAFC and KLA, Ltd. (“KLA”) UMTH D units represent equity interests in UMT Holdings, LP. Pledge of the UMTH D units entitles the beneficiary to a pro-rata share of UMTH partnership D unit cash distributions.

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

Effective January 1, 2015, UMT entered into loan modification agreements with certain of its affiliated entities which are indebted to UMT under certain outstanding loan arrangements including Recourse Obligations owing from Capital Reserve Group, Inc., South Central Mortgage, Inc., Ready America Funding Corp. (“RAFC”) and (iii) certain payment obligations of UMT Holdings, L.P. (“UMTH”) in favor of UMT in connection with an indemnification agreement dated December 31, 2005 (the “Indemnification Agreement”) originally executed by UMTH in favor of RAFC, which Indemnification Agreement secures deficiency obligations owing to RAFC by Wonder Funding Corp., an affiliate of RAFC (“Wonder”). The total principal balance of all Recourse Obligations at December 31, 2014 was approximately $20,191,000. Effective January 1, 2015, UMT entered into loan modification agreements (“Agreements”) with certain of its affiliated entities which are indebted to UMT under certain outstanding loan arrangements including Recourse Obligations owing from Capital Reserve Group, Inc., South Central Mortgage, Inc., Ready America Funding Corp. (“RAFC”). Under the terms of the Agreements, the Recourse Obligation indebtedness, owed by each affiliated entity, is evidenced by two notes – Note 1 which bears interest at the rate of 1.75% and Note 2 which bears interest at the rate of 2.70%. Both notes mature on December 31, 2017. Under the terms of the Agreements, net accrued interest of approximately $748,000 was added to the principal balance of the Recourse Obligations. As of June 30, 2015, the total outstanding principal balance of the Recourse Obligations was approximately $20,897,000. From December 31, 2005 through June 30, 2015 the Company has received approximately $5,882,000 in aggregate principal and interest payments under the Recourse Obligations. Please see Note 4 above for additional information regarding the Agreements.

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

These loans were reviewed by management and no loss reserves on principal amounts are deemed necessary at June 30, 2015.

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

The Option gives UDF III the right to convert its economic interest into a full ownership participation interest in the UDF I Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UDF I Loan and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UDF I Loan while UDF III owns an economic interest in the UDF I Loan.  If UDF III exercises its Option and acquires a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UDF III and UMT will participate in the control and management of the UDF I Loan. UDF III had funded approximately $72,116,000 and $74,687,000 to UDF under the Economic Interest Participation Agreement at June 30, 2015 and December 31, 2014, respectively. UMT had funded approximately $8,857,000 and $8,580,000 to UDF under this agreement at June 30, 2015 and December 31, 2014, respectively.

On July 22, 2013, the Company entered into a guaranty agreement (the “URHF Guaranty”) pursuant to which UDF IV guaranteed all amounts due associated with the URHF $15,000,000 revolving credit facility. The Company agreed to pay UDF IV a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the above term line of credit facility at the end of each month.

The following table summarizes the related party lines of credit receivable as of June 30, 2015 and December 31, 2014:

	2015	2014
UDF I	$8,857,000	$8,580,000
UDF III Economic Interest Participation Agreement	72,116,000	74,687,000
UMTHLC	-	7,577,000
Balance, end of period	$80,973,000	$90,844,000

8) Loans made to affiliates of the Advisor. The table below sets forth the aggregate principal amount of mortgages funded during the six months ended June 30, 2015 and 2014, respectively, to the companies affiliated with the Advisor, named in the table and aggregate amount of draws made by UDF under the line of credit, during the two quarters indicated:

Related Party Company	2015	2014
UDF	$230,000	-

9) As of August 1, 2006, (now subject to an Advisory Agreement effective January 1, 2009) the Company entered into an Advisory Agreement with UMTHGS. Under the terms of the agreement, UMTHGS is paid a monthly trust administration fee. The fee is calculated monthly depending on the Company’s annual distribution rate, ranging from 1/12th of 1% up to 1/12th of 2% of the amount of average invested assets per month. During the three months ended June 30, 2015 and June 30, 2014 the expenses for the Company’s Advisor were approximately $250,000 in both periods and actual payments made were approximately $250,000 and $257,000, respectively. During the six months ended June 30, 2015 and June 30, 2014, the expenses for the Company’s Advisor were approximately $500,000 for both periods and actual payments were approximately, $338,000 and $507,000, respectively. The Advisor and its related parties are also entitled to reimbursement of costs of goods, materials and services obtained from non-related third parties for the Company’s benefit, except for note servicing and for travel and expenses incurred in connection with efforts to acquire investments for the Company or to dispose of any of its investments. The Company paid the Advisor approximately $19,000 and $13,000 in the three month periods ended June 30, 2015 and June 30, 2014, respectively, as reimbursement costs, and during the six months ended June 30, 2015 and June 30, 2014, the Company paid the Advisor approximately $34,000 and $47,000, respectively, as reimbursement for costs, associated with providing shareholder relations activities, respectively.  The Company expensed approximately $19,000 related the Advisor’s shareholder relations activities in the three months ended June 30, 2015 and 2014, and expensed approximately $38,000 associated with providing shareholder relations activities in the six months ended June 30, 2015 and 2014.

The agreement also provides for a subordinated incentive fee equal to 25% of the amount by which the Company’s net income for a year exceeds a 10% per annum non-compounded cumulative return on its adjusted contributions. No incentive fee was paid during 2015 or 2014. In addition, for each year in which it receives a subordinated incentive fee, the Advisor will receive a 5-year option to purchase 10,000 Shares at a price of $20.00 per share (not to exceed 50,000 shares). As of June 30, 2015, the Advisor has not received options to purchase shares under this arrangement.

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

The Advisory Agreement also provides for the Company to pay to the Advisor, or a related party of the Advisor, a debt placement fee.  The Company may engage the Advisor, or an Affiliate of the Advisor, to negotiate lines of credit on behalf of the Company.  UMT shall pay a negotiated fee, not to exceed 1% of the amount of the line of credit secured, upon successful placement of the line of credit. During both the three and six months ended June 30, 2015 and June 30, 2014, the Company paid no debt placement fees while expensing approximately $20,000 and $19,000 in the three months ended June 30, 2015 and June 30, 2014, respectively, and expensed approximately $41,000 and $39,000 in the six months ended June 30, 2015, and June 30, 2014, respectively. These fees are amortized monthly, as an adjustment to interest expense, over the term of the credit facility agreements described in Note 7.

10) The Company pays loan servicing fees to PSC, a subsidiary of UMTH, under the terms of a Mortgage Servicing Agreement. The Company paid no loan servicing fees in the three month periods or six month periods ended June 30, 2015 and 2014, respectively.

11) The Company pays “guarantee” credit enhancement fees to UDF III, as specified under the terms of the UDF Guarantee agreement. During the three months ended June 30, 2015 and June 30, 2014, the Company made payments of approximately $16,000 and $10,000, respectively, and during the six months ended June 30, 2015, and June 30, 2014, the Company paid credit enhancement fees of approximately $21,000 and $25,000, respectively. In the three months ended June 30, 2015 and June 30, 2014 the credit enhancement expenses were approximately $18,000 and $17,000, respectively, and in the six months ended June 30, 2015 and June 30, 2014, the credit enhancement expenses were approximately $48,000 and $36,000, respectively.

12) UDF IV, a related party, is reimbursed for its degree of invested “participatory” interest in the Company’s construction loans, the degree of invested interest is not to exceed $2,000,000. The Company made payments of such participation interest, as a net amount against the construction loan interest, in the three months ended June 30, 2015 and June 30, 2014 of approximately $339,000 and $822,000, respectively, and in the six months ended June 30, 2015 and June 30, 2014, in the amounts of approximately $840,000 and $1,880,000, respectively.

The Company pays “guarantee” credit enhancement fees to UDF IV, as specified under the terms of the UDF Guarantee agreement. During the three months ended June 30, 2015 and June 30, 2014, the Company made payments of approximately $8,000 and $9,000 and during the six months ended June 30, 2015, and June 30, 2014, respectively, the Company paid credit enhancement fees of approximately $22,000 and $12,000, respectively. In the three months ended June 30, 2015 and June 30, 2014 the credit enhancement expenses were approximately $12,000 and $9,000, respectively, and in the six months ended June 30, 2015 and June 30, 2014, the credit enhancement expenses were approximately $22,000 and $12,000, respectively.

13) The Company pays UMTHLD administrative and origination fees for the Construction Loans in which UDF affiliates take an invested interest in. The fees are withheld from construction draws funded to the borrower and are in turn paid directly to UMTHLD. In the three months ended June 30, 2015 and June 30, 2014, administrative and origination fees were approximately $50,000 and $67,000, respectively, and in the six months ended June 30, 2015 and June 30, 2014, administrative and origination fees were approximately $86,000 and $159,000, respectively.

The table below summarizes the approximate payments associated with related parties for the three months ended June 30, 2015 and 2014:

Related Party Payments:
		For Three Months Ended
Payee	Purpose	June 30, 2015		June 30, 2014
UMTHGS	Trust administration fees	$250,000	93%	$257,000	95%
UMTHGS	General & administrative - Shareholder Relations	19,000	7%	13,000	5%
		$269,000	100%	$270,000	100%

UDF III	Credit Enhancement Fees	$16,000	100%	$10,000	100%

UDF IV	Credit Enhancement Fees	$8,000	100%	$9,000	100%

UDF IV	Participation Interest Paid	$339,000	100%	$822,000	100%

UMTHLD	Admin and Origination Fees Paid	$50,000	100%	$67,000	100%

The table below summarizes the approximate expenses associated with related parties for the three months ended June 30, 2015 and 2014:

Related Party Expenses:
		For Three Months Ended
Payee	Purpose	June 30, 2015		June 30, 2014
UMTHGS	Trust administration fees	$250,000	93%	$250,000	93%
UMTHGS	General & administrative - shareholder relations	19,000	7%	19,000	7%
UMTHGS	General & administrative - misc.	1,000	0%	1,000	0%
		$270,000	100%	$270,000	100%

PSC	General & administrative - misc.	$-	-	$11,000	100%

UMTHLC	Performance obligation expense	$166,000	100%	$-	-

UMTH	Debt placement fees	$20,000	100%	$19,000	100%

UDF III	Credit enhancement fees	$18,000	100%	$17,000	100%

UDF IV	Credit Enhancement fees	$12,000	100%	$9,000	100%

The table below summarizes the approximate payments associated with related parties for the six months ended June 30, 2015 and 2014:

Related Party Payments:
		For Six Months Ended
Payee	Purpose	June 30, 2015		June 30, 2014
UMTHGS	Trust administration fees	$338,000	82%	$507,000	92%
UMTHGS	General & administrative - shareholder relations	34,000	18%	47,000	8%
		$372,000	100%	$554,000	100%

UDF III	Credit enhancement fees	$21,000	100%	$25,000	100%

UDF IV	Credit enhancement fees	$22,000	100%	$12,000	100%

UDF IV	Participation interest paid	$840,000	100%	$1,880,000	100%

UMTHLD	Admin and origination fees paid	$86,000	100%	$159,000	100%

The table below summarizes the approximate expenses associated with related parties for the six months ended June 30, 2015 and 2014:

Related Party Expenses:
		For Six Months Ended
Payee	Purpose	June 30, 2015		June 30, 2014
UMTHGS	Trust administration fees	$500,000	93%	$500,000	93%
UMTHGS	General & administrative - shareholder relations	38,000	7%	38,000	7%
UMTHGS	General & administrative - misc.	1,000	0%	1,000	0%
		$539,000	100%	$539,000	100%

PSC	General & administrative - misc.	$-	-	$14,000	100%

UMTHLC	Performance obligation expense	$331,000	100%	$-	-

UMTH	Debt placement fees	$41,000	100%	$39,000	100%

UDF III	Credit enhancement fees	$48,000	100%	$36,000	100%

UDF IV	Credit enhancement fees	$22,000	100%	$12,000	100%

7.	Fair Value of Financial Instruments

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

During August 2009, the Company entered into a revolving line of credit facility with Texas Capital Bank for $5,000,000. The line of credit bears interest at prime plus one percent, with a floor of 5.50% and requires monthly interest payments. Principal and all unpaid interest were due at maturity, which was August 2012. Effective September 2012, the line was renewed under the same terms and matures on September 5, 2015. The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit. The outstanding balance on this line of credit was approximately $4,737,000 and $4,454,000 at June 30, 2015 and December 31, 2014, respectively. This credit facility contains financial covenants that require UMT HF to maintain a leverage ratio, tangible net worth and net income within certain bounds as proscribed in the loan agreement. As of June 30, 2015, the Company was in compliance with all of its debt covenants and none of these covenants restrict the Company’s ability to obtain future financing from other lenders.

On May 27, 2011, the Company entered into a revolving line of credit facility with Veritex Community Bank for $4,300,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which was May 27, 2014. Effective May 27, 2014 this term line of credit facility was renewed with the lender, the loan commitment was increased to $5,000,000 and principal and all unpaid interest will be due at maturity, May 27, 2017. All other terms remain the same. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at June 30, 2015 and December 31, 2014 was approximately $3,106,000 and $3,618,000, respectively. This credit facility contains a financial covenant that requires UMTHF III to maintain a leverage ratio within certain bounds as prescribed in the loan agreement. As of June 30, 2015, the Company was in compliance with all of its debt covenants and none of these covenants restrict the Company’s ability to obtain future financing from other lenders.

On October 26, 2011, the Company entered into a revolving line of credit facility with Green Bank for $5,000,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest was due at maturity on October 26, 2014. The loan was extended to May 31, 2015 and was paid in full on May 22, 2015. The loan was collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at June 30, 2015 and December 31, 2014 was $0 and approximately $697,000, respectively. This credit facility contained financial covenants that required HF II to maintain a leverage ratio, tangible net worth and total liabilities to tangible net worth within certain bounds as proscribed in the loan agreement.

On July 22, 2013, the Company entered into a revolving line of credit facility with Southwest Bank for $15,000,000. The loan bears interest at prime plus one percent, with a floor of 4.75%, and requires monthly interest payments. Principal and all unpaid interest was due at maturity which was January 16, 2015 for approximately $3,200,000 and May 6, 2017 for the remaining $2,509,000 of the outstanding balance. The loan balance that matured on January 16, 2015 was renewed under the same terms with a new maturity date of January 16, 2018. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The total outstanding balance on this line at June 30, 2015 and December 31, 2014 was approximately $4,442,000 and $5,037,000, respectively. This credit facility contains financial covenants that require URHF to maintain an interest coverage ratio, tangible net worth and leverage ratio within certain bounds as proscribed in the loan agreement. As of June 30, 2015, the Company was in compliance with all of its debt covenants and none of these covenants restrict the Company’s ability to obtain future financing from other lenders.

Below is a Five Year Maturity Schedule of all lines of credit payable:

Lines of Credit Payable Maturity	Amount
2015	$4,736,000
2016	-
2017	5,308,000
2018	2,241,000
2019	-
Thereafter	-
Total	$12,285,000

9.	Notes Payable

On April 21, 2010, the Company entered into a term loan credit facility with Community Trust Bank for $1,600,000. The note payable bears interest at prime plus one percent, with a floor of 7.0%, and requires monthly interest payments. Principal and all unpaid interest were due at maturity which was October 21, 2012. The term loan credit facility was extended effective December 21, 2012 with an amended maturity date of December 19, 2013, and an interest rate reduction from 7.0% to 5.5%. Effective February 19, 2014, a modification extended the maturity date to February 19, 2015. Effective February 18, 2015, a modification was executed extending the maturity date to July 30, 2016. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at both June 30, 2015 and December 31, 2014 was approximately $568,000.

On January 27, 2011, the Company initiated a private offering of Secured Subordinated Notes (“Notes,” to accredited investors (“Note Holders”). The Notes are being offered through a wholly - owned subsidiary, UMT HF II which is a Delaware limited partnership that was formed on November 29, 2010 as a Special Purpose Entity, for the purpose of originating and holding loans made to fund the acquisition of finished lots and the construction of single-family homes on the subject lots (“Loans”). HF II will issue up to $5 million in 7.5% Notes. The Notes will be secured by an undivided security interest on the pool of loans owned by HF II. The offering of the Notes is not registered under the Securities Act, in reliance upon the exemption from registration for non-public offerings provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933. Periodic payments are due and payable through December 2019. As of June 30, 2015 and December 31, 2014, approximately $4,574,000 and $4,749,000, respectively, was outstanding.

As of June 30, 2015 and December 31, 2014, the Company had twenty-three notes payable to various non-related parties totaling approximately $2,052,000 and $2,103,000, respectively. These Notes bear interest at the rate of 7.5% per annum and require interest only payments on a monthly basis. These Notes are secured by an undivided security interest in the pool of construction loans funded for the construction of single-family homes by UMT HF a wholly-owned and consolidated subsidiary of UMT.

Below is a Five Year Maturity Schedule of all notes payable:

Notes Payable Maturity	Amount
2015	$125,000
2016	568,000
2017	300,000
2018	305,000
2019	4,697,000
Thereafter	1,199,000
Total	$7,194,000

10.	URHF Preferred Equity Offering

On February 24, 2014, the Company initiated a private offering of Preferred Limited Partner Equity Units (“Preferred Equity Units”) to accredited investors (“Preferred Equity Unit Holders”). The Preferred Equity Units to Preferred Equity Unit Holders are being offered by URHF. URHF is a Delaware limited partnership formed for the purpose of investing in loans made to fund the acquisition of land and development of single family lots, loans for the acquisition of finished lots, loans secured by model homes and loans for the construction of new homes (“Loans”). URHF will issue up to $15.5 million in 5.5% Preferred Limited Partner Equity Units to Preferred Equity Unit Holders who will become Limited Partners in URHF. Each Preferred Equity Unit represents a 0.3225% ownership interest in the Partnership based upon a total of three hundred ten (310) Preferred Units. Preferred Equity Unit ownership interest does not include a General Partner Interest or a Limited Partner Interest owned by the Original Limited Partner, UMT. The offering of the Preferred Equity Units is not registered under the Securities Act, in reliance upon the exemption from registration for non-public offerings provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. As of June 30, 2015 and December 31, 2014, 100 and 84 Preferred Units, respectively, had been sold for $5,004,000 and $4,194,000, respectively. The Preferred Equity Units are reflected as Noncontrolling Interest on the consolidated financial statements.

11.	Share Redemption Program and Dividend Reinvestment Plan

There is currently no established public trading market for our shares. As an alternative means of providing limited liquidity for our shareholders, we maintain a Share Redemption Plan, (“SRP”).  Our trustees have the discretion to modify or terminate the SRP upon 30 days’ notice. Under the terms of our plan as modified and effective on May 1, 2009, shareholders who have held their shares for at least one year are eligible to request that we repurchase their shares. In any consecutive 12 month period we may not repurchase more than 5% of the outstanding shares at the beginning of the 12 month period. The repurchase price is based on the “Net Asset Value” (NAV) as of the end of the month prior to the month in which the redemption is made. The NAV will be established by our Board of Trustees no less frequently than each calendar quarter. For reference, at June 30, 2015 and December 31, 2014, the NAV was $14.59 and $14.81 per share, respectively. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests. A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that the request is made within 270 days after of the event giving rise to such exigent circumstances. Shares are redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter are carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Repurchases are subject to cash availability and Trustee discretion. We have also purchased a limited number of shares outside of our SRP from shareholders pursuant to hardship requests. The Board received redemption requests for 93,642 shares and 9,819 shares were approved and redeemed during the six months ended June 30, 2015.

Share repurchases have been at prices between $14.50 and $20 per share. Shares repurchased at the lower price were 1) shares held by shareholders for less than 12 months or 2) shares purchased outside of our SRP. Our stated NAV at June 30, 2015 and December 31, 2014, was $14.59 and $14.81 per share, respectively.

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

For the six months ended June 30, 2015, we have made the following distributions to our shareholders of beneficial interest:

Period Ended	Date Paid	Distribution Amount
December 31, 2014	January 30, 2015	$310,636
January 31, 2015	March 2, 2015	310,570
February 28, 2015	March 27, 2015	310,572
March 31, 2015	April 29, 2015	310,561
April 30, 2015	May 25, 2015	310,494
May 31, 2015	June 26, 2015	310,431
		$1,863,264

For the six months ended June 30, 2015, we have made the following distributions to our preferred limited partners of URHF:

Period Ended	Date Paid	Distribution Amount
December 31, 2014	January 22, 2015	$44,023
March 31, 2015	April 24, 2015	58,396
		$102,419

For the six months ended June 30, 2015, we paid total distributions of $1,965,683 ($1,901,525 in cash and $64,158 in shares of beneficial interest pursuant to our DRP), as compared to cash provided by operations of $1,889,668. For the six months ended June 30, 2014, we paid distributions of $1,865,168 ($1,754,295 in cash and $110,873 in shares of beneficial interest pursuant to our DRP), as compared to cash used in operations of $1,481,321. For the period from our inception through June 30, 2015, we paid distributions of approximately $106.8 million (approximately $83.6 million in cash and approximately $23.2 million in shares of beneficial interest pursuant to our DRP), as compared to cumulative cash flows from operations of approximately $85.2 million and cumulative net income of approximately $85.0 million.

The distributions to our shareholders paid during the six months ended June 30, 2015 and 2014, along with the amount of distributions reinvested pursuant to our DRP and the sources of our distributions were as follows:

	For the Six Months Ended June 30,
	2015		2014
Distributions paid in cash	$1,901,525		$1,754,295
Distributions reinvested	64,158		110,873
Total distributions	$1,965,683		$1,865,168

Source of distributions:
Cash flow from operations	$1,889,668	96%	$-	0%
Proceeds from issuance of shares	64,158	3%	110,873	6%
Borrowings under lines of credit payable and notes payable	11,857	1%	1,754,295	94%
Total sources	$1,965,683	100%	$1,865,168	100%

The following table sets forth information relating to shares of beneficial interest repurchased into treasury during the period covered by this report.

Month	Total number of shares repurchased	Average Purchase Price	Total number of shares purchased as part of a publicly announced plan	Total number of shares purchased outside of plan
January	2,422	$14.51	2,422	-
February	2,316	$14.51	2,316	-
March	-	-	-	-
April	2,532	$14.81	2,532	-
May	2,540	$14.76	2,540	-
June	9	$14.70	9	-
Totals	9,819	$14.65	9,819	-

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

The following table illustrates the percentage of our mortgage portfolio dedicated to each mortgage loan category as of June 30, 2015 and December 31, 2014:

Mortgage Category:	June 30, 2015	December 31, 2014
Land Development Loans	72%	67%
First lien secured Interim Loans 12 months or less and residential mortgages	14%	14%
Finished Lot Loans	9%	7%
Construction Loans	5%	6%
Secured Line of Credit to UMTHLC	0%	6%

The following table summarizes mortgage loans by type and original loan amount held by United Mortgage Trust at June 30, 2015.

Description	No. of Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Outstanding Balance of Mortgage (1)	Carrying amount of Mortgage (2)	Past Due Amounts (3)
Single family residential 1st mortgages and interim loans (5):
Original balance > $100,000	1	9.0%	1/1/2016	n/a	n/a	$159,375	$127,592
Original balance $50,000 - $99,999	36	11.0%-12.0%	6/1/26-7/1/30	n/a	n/a	125,428	100,414
Original balance $20,000 - $49,999	63	10.5%-12.75%	9/1/25-9/1/30	n/a	n/a	242,636	194,248	-
Original balance under $20,000	1	14.5%	9/1/31	n/a	n/a	1,390	1,113	-

First Lien secured Interim Loans
Ready America Funding (4)	1	14.0%	n/a	n/a	n/a	15,830,254	15,830,254	-

Land Development Loans
UDF III Economic Interest Participation	2	9.25%	12/31/15	n/a	n/a	80,972,684	80,972,684	-

Construction and Finished Lot Loans	7	13.0%	07/16/15-1/15/2017	n/a	n/a	16,236,681	16,236,681	-
Totals	111					$113,568,448	$113,462,986	-

(1)	Current book value of loans.
(2)	Net of allowance for loan losses on mortgage loans of $105,462 at June 30, 2015.
(3)	Principal amounts greater than thirty (30) days past due.
(4)	Line of credit with Ready America Funding is collateralized by 1 loan. Principal amount due upon disposition of assets.
(5)	The Company has a first lien collateral position in these loans funded by the originator. The advances to the originator do not have specific maturity dates.

Below is a reconciliation and walk forward of mortgage loans, net of allowance for loan losses, for the six months ended June 30, 2015.

Amount
Balance at beginning of period	$122,971,369
Additions during period:
Increases in construction and lot banking loans, net	529,695
Deductions during period:
Decrease in UDF III EIA Participation	(2,524,317)
Collections of principal, net	(166,630)
Other decreases	(7,347,131)
Other (net change in allowance for loan loss)	-
Balance at close of period	$113,462,986

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

We believe that the overall housing market continues to recover and strengthen, and that the recovery will vary by market, led by those housing markets with stronger demand fundamentals and more balanced supplies of land and housing inventory relative to demand. We believe that the continued strengthening of the recovery depends on adequate supplies of both finished lots and homes available for purchase, as well as the continued recovery of the consumer. Consumer confidence and household formations increased significantly during 2014 and household formations have shown continued strength in the first half of 2015, reflecting improvement in employment levels, wage growth and economic growth.

Competition

Real estate financing is a very competitive industry. Our principal competitors are banks and other lenders. We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, real estate investment trusts, other real estate limited partnerships and other entities engaged in real estate investment activities, many of which have greater resources than we do. Banks and larger real estate programs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the proliferation of the Internet as a tool for loan origination has made it very inexpensive for new competitors to participate in the real estate finance industry. We believe that the demand for development loans is increasing, which may cause more lenders and equity participants to enter this market. Our ability to make or purchase a sufficient number of loans and investments to meet our objectives will depend on the extent to which we can compete successfully against these other lenders, including lenders that may have greater financial or marketing resources, greater name recognition or larger customer bases than we have. Our competitors may be able to undertake more effective marketing campaigns or adopt more aggressive pricing policies than we can, which may make it more difficult for us to attract customers. Increased competition could result in lower revenues and higher expenses, which would reduce our profitability.

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

Interim Loan Portfolio Overview

We believe that a pragmatic and pro-active approach to managing our interim loan credits will allow us to maximize repayments and properly report asset values. In consideration of the above, we have:

•	beginning March 2008, ceased the origination of, and reduced our investment in, interim loans dependent on sub-prime and Alt-A mortgage products for repayment of our loan.

•	effective December 31, 2007, accepted a secured note from UMTHLC for shortfalls from foreclosed properties to enable UMTHLC to efficiently manage past due and foreclosed accounts throughout the duration of the credit crisis.

In addition we have:

•	increased loss reserves for certain deficiency loans where full collection of the indebtedness is not assured.

•	periodically re-evaluated collateral values on specific loans deemed to be affected by current mortgage and housing environments and reserved for unsecured deficiencies.

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

Results of Operations for the Three and Six Months Ended June 30, 2015 and June 30, 2014

Revenues

Revenues for the three months ended June 30, 2015, were approximately $1,173,000 compared to approximately $1,259,000 for the comparable period in the prior year. The decrease of approximately $86,000 was due primarily to a decrease of approximately $421,000 of interest income earned on the UMTHLC Deficiency Note and line of credit due to the Loan Modification agreement executed with UMT Holdings, L.P. effective January 1, 2015. This decrease was partially offset by an increase of approximately $129,000 of interest income earned and collected on the Recourse Obligations, an increase of approximately $24,000 of interest income earned on the UDF I LOC and an increase of approximately $184,000 of interest income earned on the construction and finished lot loans to non-related parties due to higher outstanding loan balances during the three months ended June 30, 2015 compared to the same period in the prior year. Revenues from interim loans accounted for approximately 0% of revenues for the three months ended June 30, 2015 compared to 19% in the same period in the prior year.

Revenues for the six months ended June 30, 2015, were approximately $2,357,000 compared to approximately $2,467,000 for the comparable period in the prior year. The decrease of approximately $110,000 was due primarily to a decrease of approximately $836,000 of interest income earned on the UMTHLC Deficiency Note and line of credit due to the Loan Modification agreement executed with UMT Holdings, L.P. effective January 1, 2015. This decrease was partially offset by an increase of approximately $256,000 of interest income earned and collected on the Recourse Obligations, an increase of approximately $40,000 of interest income earned on the UDF I LOC and an increase of approximately $430,000 of interest income earned on the construction and finished lot loans to non-related parties due to higher outstanding loan balances during the six months ended June 30, 2015 compared to the same period in the prior year. Revenues from interim loans accounted for 0% of revenues for the six months ended June 30, 2015 compared to 19% in the same period in the prior year.

During the three months ended June 30, 2015 and June 30, 2014, approximately 66% and 44%, respectively, of our revenues were derived from lines of credit and lot banking transactions, (these secured loans for the acquisition and development of single-family home lots are referred to as “land development loans”, “construction loans” and “lot banking transactions”). During the six months ended June 30, 2015 and June 30, 2014, approximately 66% and 43%, respectively, of our revenues were derived from lines of credit and lot banking transactions. At June 30, 2015, our investment in the lines of credit to our affiliate, UDF, through the Economic Interest Agreement, and lot banking transactions, was approximately $81 million. We anticipate our investment in construction loans will increase during the remainder of 2015, facilitated by the Company’s lines of credit and continued emphasis on this type of investment activity.

During the three and six months ended June 30, 2015, approximately 11% of our revenues were derived from secured promissory notes issued by related parties pursuant to their accrued obligations to reimburse UMT for any defaulted loans that we acquired from them, which notes we refer to as “Recourse Obligations.” We did not recognize any revenue from the Recourse Obligations during the three and six months ended June 30, 2014.

Expenses

Noninterest operating expenses for the three months ended June 30, 2015 and June 30, 2014, were approximately $683,000 and $542,000, respectively. Noninterest operating expenses for the six months ended June 30, 2015 and June 30, 2014, were approximately $1,357,000 and $867,000, respectively. The increase of approximately $141,000 for the three months ended June 30, 2015 from the prior year is due primarily to the performance obligation cost of approximately $166,000 incurred during the quarter ended June 30, 2015. The increase of approximately $490,000, during the six months ended June 30, 2015 from the prior year, was due primarily to the performance obligation cost of approximately $331,000 and the reversal of a $220,000 accrual in 2014 related to the resolution of a dispute with Mortgage Trust Advisors, Inc. (“MTA”), a Texas corporation that provided certain services to the Company in the past. Other fluctuations in operating expense line items are discussed below for the three and six month periods ended June 30, 2015 and 2014:

Trust administration fees – The Company recorded $250,000 in Trust administration fees for each of the three month periods ended June 30, 2015 and 2014 and $500,000 for each of the six month periods ended June 30, 2015 and 2014. The trust administration fee increases and decreases as our invested assets increase or decrease as we draw on or pay down the credit facility that we use to acquire mortgage investments. Trust administration fees paid in 2015 and 2014 are limited to the lesser of i) 1% of our average invested assets or ii) $1,000,000.

Interest Expenses including related and unrelated party - The Company recorded approximately $400,000 and $319,000 (25% increase) in interest expense between the comparable three month periods ended June 30, 2015 and 2014, respectively, and $803,000 and $616,000 (30% increase) between the comparable six month periods ended June 30, 2015 and 2014, respectively. The unrelated party interest increase was primarily due to an increase in the total outstanding lines of credit for funding the new construction and finished lot loan portfolios, and the increase in outstanding private notes.

Provision for loan losses - The Company recorded a provision for loan losses for the three months ended June 30, 2015 and 2014 of approximately $210,000 and $333,000, respectively. For the six months ended June 30, 2015 and 2014, the Company recorded a provision for loan losses of approximately $420,000 and $808,000, respectively. The Company realized actual loan losses of approximately $0 and $123,000 during the comparable three-month periods of 2015 and 2014, respectively. The Company realized actual loan losses of approximately $38,000 and $288,000 during the comparable six-month periods of 2015 and 2014, respectively. Loss reserves are estimates of future losses based on historical default rates, estimated losses on the sale of real estate owned and expectations of future economic conditions and activity. The Company continually re-evaluates collateral value on specific loans deemed to be affected by current mortgage and housing environments and intends to establish loss reserves for any expected deficiencies that are not otherwise secured. From inception through June 30, 2015, the Company has acquired approximately $990 million of loans. The Company has experienced a three-year loss rate of approximately 0.11% of those assets to date. The Company anticipates loan losses to continue, primarily in our long-term and non-related party residential loan portfolio, and therefore continues to assess the adequacy of our loan loss reserves.

General and administrative expenses (including related party) - The Company recorded approximately $433,000 and $292,000 (a 48% increase) in general and administrative expenses between the comparable three month periods ended June 30, 2015 and 2014, respectively, and approximately $857,000 and $367,000 (a 134% increase) between the comparable six month periods ended June 30, 2015 and 2014, respectively. The increase of approximately $141,000, during the three months ended June 30, 2015 was primarily due to approximately $166,000 of performance obligation expense related to the Loan Modification agreement executed with UMT Holdings, L.P. effective January 1, 2015 offset by a decrease of approximately $24,000 of other expenses. The increase of approximately $490,000, during the six months ended June 30, 2015, was primarily due to the adjustment of approximately $220,000 to reduce G&A expenses in the quarter ended March 31, 2014 related to the settlement with MTA discussed above and approximately $331,000 of performance obligation expense, during the six months ended June 30, 2015, offset by a decrease in other general and administrative expenses of approximately $61,000. See Note 4 above for additional information regarding the loan modification agreements

Net (loss) income attributable to shareholders of beneficial interest was approximately ($249,000) and $78,000 for the three months ended June 30, 2015 and 2014, respectively, and approximately ($464,000) and $188,000 for the six months ended June 30, 2015 and 2014, respectively. Under the terms of the Loan Modification Agreement described in Note 4, the interest rate on the UMTHLC Deficiency Note and the Recourse Obligations was reduced and the repayment schedule was accelerated. The lower interest rates have resulted in reductions in the interest revenue and net income earned by the Company on these loans while the accelerated repayment of the principal balances provides additional cash sources for investment in new Construction and Finished Lot Loans in future periods. We expect this trend to continue for the duration of the Loan Modification Agreement. Specific variances are explained in more detail above. (Loss) earnings per share of beneficial interest for the three months ended June 30, 2015 and 2014 were ($0.04) and $0.01 per share, respectively, and ($0.07) and $0.03 per share for the six months ended June 30, 2015 and 2014, respectively.

Distributions

The Company’s distribution is fixed quarterly by our trustees, based on revenue projections. As such, the distribution may fluctuate up or down. Revenues are affected by various factors including use of leverage, current yield on investments, loan losses, general and administrative operating expenses and amount of non-income producing assets. Distributions, per weighted average share of beneficial interest, to shareholders were $0.14 per share for both the three months ended June 30, 2015 and 2014 and $0.29 per share for both the six months ended June 30, 2015 and 2014. The dividend portion of the distribution was $0.00 for the three months ended June 30, 2015 and $0.01 for the three months ended June 30, 2014. The dividend portion of the distribution was $0.00 and $0.03 for the six months ended June 30, 2015 and 2014, respectively. The portion of these distributions that did not represent a dividend represented a return of capital.

LIQUIDITY AND CAPITAL RESOURCES FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

Sources and Uses of Funds

Cash flows from operating activities are generally the result of net income adjusted for provision for loan losses, depreciation and amortization expense and (increases) decreases in accrued interest receivable (including related parties), other assets and accounts payable and accrued liabilities (including related parties). Cash provided by operations was approximately $1,890,000 during the six months ended June 30, 2015, driven primarily by adding back provision for loan losses and an increase in accounts payable and accrued liabilities. Cash used in operations was approximately $1,481,000 during the six months ended June 30, 2014 primarily due to reductions in accounts payable and accrued liabilities and increases in accrued interest receivable.

Cash flows provided by (used in) investing activities generally reflect fundings and payments received from lending activities. Cash provided by investing activities was approximately $858,000 during the six months ended June 30, 2015 driven primarily by receipts from deficiency notes, related parties and trust receivables. Cash used in investing activities was approximately $2,573,000 during the six months ended June 30, 2014, respectively, primarily from advances funded on lines of credit receivable from non-related parties, partially offset by receipts from related party deficiency notes, trust receivables and real estate owned.

Cash flows provided by (used in) in financing activities generally reflect proceeds from the issuance of shares, borrowings or repayments on the lines of credit, the purchase of treasury stock and the payment of dividends. Cash used in financing activities was approximately $2,982,000 during the six months ended June 30, 2015 driven primarily by repayments on lines of credit and distributions made to shareholders of beneficial interest. Cash provided by financing activities was approximately $3,087,000 during the six months ended June 30, 2014. The primary sources were the proceeds from the issuance of shares of beneficial interest, draws on lines of credit, preferred equity contributions and proceeds from notes payable. The primary uses are the purchase of treasury stock and the payment of distributions.

Credit Facilities

During August 2009, the Company entered into a revolving line of credit facility with Texas Capital Bank for $5,000,000. The line of credit bears interest at prime plus one percent, with a floor of 5.50% and requires monthly interest payments. Principal and all unpaid interest were due at maturity, which was August 2012. Effective September 2012, the line was renewed under the same terms and matures on September 5, 2015. The line is collateralized by a first lien security interest in the underlying real estate financed by the line of credit. The outstanding balance on this line of credit was approximately $4,737,000 and $4,454,000 at June 30, 2015 and December 31, 2014, respectively. This credit facility contains financial covenants that require UMT HF to maintain a leverage ratio, tangible net worth and net income within certain bounds as proscribed in the loan agreement. As of June 30, 2015, the Company was in compliance with all of its debt covenants and none of these covenants restrict the Company’s ability to obtain future financing from other lenders.

On May 27, 2011, the Company entered into a revolving line of credit facility with Veritex Community Bank for $4,300,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest will be due at maturity which was May 27, 2014. Effective May 27, 2014 this term line of credit facility was renewed with the lender, the loan commitment was increased to $5,000,000 and principal and all unpaid interest will be due at maturity, May 27, 2017. All other terms remain the same. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at June 30 31, 2015 December 31, 2014 was approximately $3,106,000 and $3,618,000, respectively. This credit facility contains a financial covenant that requires UMTHF III to maintain a leverage ratio within certain bounds as prescribed in the loan agreement. As of June 30, 2015, the Company was in compliance with all of its debt covenants and none of these covenants restrict the Company’s ability to obtain future financing from other lenders.

On October 26, 2011, the Company entered into a revolving line of credit facility with Green Bank for $5,000,000. The loan bears interest at prime plus one percent, with a floor of 5.0%, and requires monthly interest payments. Principal and all unpaid interest was due at maturity on October 26, 2014. The loan was extended to May 31, 2015 and was paid in full on May 22, 2015. The loan was collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at June 30, 2015 and December 31, 2014 was $0 and approximately $697,000, respectively. This credit facility contained financial covenants that required HF II to maintain a leverage ratio, tangible net worth and total liabilities to tangible net worth within certain bounds as proscribed in the loan agreement.

On July 22, 2013, the Company entered into a revolving line of credit facility with Southwest Bank for $15,000,000. The loan bears interest at prime plus one percent, with a floor of 4.75%, and requires monthly interest payments. Principal and all unpaid interest was due at maturity which was January 16, 2015 for approximately $3,200,000 and May 6, 2017 for the remaining $2,509,000 of the outstanding balance. The loan balance that matured on January 16, 2015 was renewed under the same terms with a new maturity date of January 16, 2018. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The total outstanding balance on this line at June 30, 2015 and December 31, 2014 was approximately $4,442,000 and $5,037,000, respectively. This credit facility contains financial covenants that require URHF to maintain an interest coverage ratio, tangible net worth and leverage ratio within certain bounds as proscribed in the loan agreement. As of June 30, 2015, the Company was in compliance with all of its debt covenants and none of these covenants restrict the Company’s ability to obtain future financing from other lenders.

On April 21, 2010, the Company entered into a term loan credit facility with Community Trust Bank for $1,600,000. The note payable bears interest at prime plus one percent, with a floor of 7.0%, and requires monthly interest payments. Principal and all unpaid interest were due at maturity which was October 21, 2012. The term loan credit facility was extended effective December 21, 2012 with an amended maturity date of December 19, 2013, and an interest rate reduction from 7.0% to 5.5%. Effective February 19, 2014, a modification extended the maturity date to February 19, 2015. Effective February 18, 2015, a modification was executed extending the maturity date to July 30, 2016. The loan is collateralized by a first lien security interest in the underlying real estate financed by the loan. The outstanding balance on this loan at both June 30, 2015 and December 31, 2014 was approximately $568,000.

On January 27, 2011, the Company initiated a private offering of Secured Subordinated Notes (“Notes,” to accredited investors (“Note Holders”). The Notes are being offered through a wholly - owned subsidiary, UMT Home Finance II, L.P. (“HF II”). HF II is a Delaware limited partnership that was formed on November 29, 2010 as a Special Purpose Entity, for the purpose of originating and holding loans made to fund the acquisition of finished lots and the construction of single-family homes on the subject lots (“Loans”). HF II will issue up to $5 million in 7.5% Notes. The Notes will be secured by an undivided security interest on the pool of loans owned by HF II. The offering of the Notes is not registered under the Securities Act, in reliance upon the exemption from registration for non-public offerings provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933. Periodic payments are due and payable through December 2019. As of June 30, 2015 and December 31, 2014, approximately $4,574,000 and $4,749,000, respectively, was outstanding.

As of June 30, 2015 and December 31, 2014, the Company had twenty-three notes payable to various non-related parties totaling approximately $2,052,000 and $2,103,000, respectively. These Notes bear interest at the rate of 7.5% per annum and require interest only payments on a monthly basis. These Notes are secured by an undivided security interest in the pool of construction loans funded for the construction of single-family homes by UMT Home Finance, L.P. a wholly-owned and consolidated subsidiary of United Mortgage Trust.

Below is a Five Year Maturity Schedule of all lines of credit payable:

Lines of Credit Payable Maturity	Amount
2015	$4,736,000
2016	-
2017	5,308,000
2018	2,241,000
2019	-
Thereafter	-
Total	$12,285,000

Below is a Five Year Maturity Schedule of all notes payable:

Notes Payable Maturity	Amount
2015	$125,000
2016	568,000
2017	300,000
2018	305,000
2019	4,697,000
Thereafter	1,199,000
Total	$7,194,000

Our primary sources of funds for liquidity consist of our dividend reinvestment plan, repayments of principal on our loans made to purchase mortgage investments, preferred equity contributions, and bank lines of credit. The table below summarizes certain liquidity sources and uses for the six-month periods ended June 30, 2015 and June 30, 2014:

	2015	2014
Shares issued	4,400	7,546
Proceeds from issuance of shares of beneficial interest	$64,000	$111,000
Number of shares returned to treasury	9,819	9,576
Purchase of treasury stock	($144,000)	($141,000)
Principal receipts
First lien mortgage notes and trust receivables	$167,000	$63,000
Real estate owned (investments)	$16,000	$119,000
Interim loans and deficiency notes	$23,000	-
Interim loans and deficiency notes, related parties	$1,151,000	$283,000
Lines of credit receivable (investments), net	($530,000)	($3,039,000)
Recourse obligations, related parties	$31,000	-
Sale of preferred equity units in URHF	$810,000	$1,050,000
Borrowings (repayments) – lines of credit payable	($1,521,000)	$3,210,000
Borrowings (repayments) – notes payable	($226,000)	$722,000

We are not currently offering shares in the public markets. Effective April 1, 2015, our Trustees suspended our dividend reinvestment plan.

Shares issued in the aggregate, as of June 30, 2015 and December 31, 2014, were 8,379,763 and 8,375,363, respectively. Shares retired to treasury through our share redemption plan in the aggregate were 1,953,222 and 1,943,403 through June 30, 2015 and December 31, 2014, respectively. Total shares outstanding were 6,426,541 and 6,431,960, at June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, inception to date gross offering proceeds from all public offerings were approximately $166,759,000 and net proceeds after fees, marketing reallowance and commissions were approximately $148,031,000.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by the Company’s management, consisting of the individual who serves as our President, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2015. Based on such evaluation, management has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the second fiscal quarter of 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There is currently no established public trading market for our shares. As an alternative means of providing limited liquidity for our shareholders, we maintain a Share Redemption Plan, (“SRP”).  Our trustees have the discretion to modify or terminate the SRP upon 30 days’ notice. Under the terms of our plan as modified and effective on May 1, 2009, shareholders who have held their shares for at least one year are eligible to request that we repurchase their shares. In any consecutive 12 month period we may not repurchase more than 5% of the outstanding shares at the beginning of the 12 month period. The repurchase price is based on the “Net Asset Value” (NAV) as of the end of the month prior to the month in which the redemption is made. The NAV will be established by our Board of Trustees no less frequently than each calendar quarter. For reference, at June 30, 2015 and December 31, 2014, the NAV was $14.59 and $14.81 per share, respectively. The Company will waive the one-year holding period ordinarily required for eligibility for redemption and will redeem shares for hardship requests. A “hardship” redemption is (i) upon the request of the estate, heir or beneficiary of a deceased shareholder made within two years of the death of the shareholder; (ii) upon the disability of a shareholder or such shareholder’s need for long-term care, providing that the condition causing such disability or need for long term care was not pre-existing at the time the shareholder purchased the shares and that the request is made within 270 days after the onset of disability or the need for long term care; and (iii) in the discretion of the Board of Trustees, due to other involuntary exigent circumstances of the shareholder, such as bankruptcy, provided that the request is made within 270 days after of the event giving rise to such exigent circumstances. Shares are redeemed quarterly in the order that they are presented. Any shares not redeemed in any quarter are carried forward to the subsequent quarter unless the redemption request is withdrawn by the shareholder. Repurchases are subject to cash availability and Trustee discretion. We have also purchased a limited number of shares outside of our SRP from shareholders pursuant to hardship requests.

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

Share repurchases have been at prices between $14.50 and $20 per share. Shares repurchased at the lower price were 1) shares held by shareholders for less than 12 months or 2) shares purchased outside of our SRP. Our stated NAV at June 30, 2015 and December 31, 2014, was $14.59 and $14.81 per share, respectively.

The following table sets forth information relating to shares of beneficial interest repurchased into treasury during the period covered by this report.

Month	Total number of shares repurchased	Average Purchase Price	Total number of shares purchased as part of a publicly announced plan	Total number of shares purchased outside of plan
January	2,422	$14.51	2,422	-
February	2,316	$14.51	2,316	-
March	-	-	-	-
April	2,532	$14.81	2,532	-
May	2,540	$14.76	2,540	-
June	9	$14.70	9	-
Totals	9,819	$14.65	9,819	-

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

UNITED MORTGAGE TRUST

Date: August 13, 2015	By	/s/ Stuart Ducote
President and Chief Financial Officer

